Form 10-K
period 1998-12-31
HOST MARRIOTT CORP/
filed 1999-03-26
CIK 1070750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998       Commission File No. 001-14625

                           HOST MARRIOTT CORPORATION

               Maryland                              53-0085950
       (State of Incorporation)            (I.R.S. Employer Identification
                                                       Number)

                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                                (301) 380-9000

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
                Title of each class                 on which registered
     -----------------------------------------  ---------------------------
     Common Stock, $.01 par value (227,669,276
      shares                                      New York Stock Exchange
      outstanding as of March 19, 1999)           Chicago Stock Exchange
     Purchase Share rights for Series A Junior
      Participating                               Pacific Stock Exchange
      Preferred Stock, $.01 par value           Philadelphia Stock Exchange

  The aggregate market value of shares of common stock held by non-affiliates at March 19, 1999 was $2,561,000,000.

  Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      Document Incorporated by Reference
               Notice of 1999 Annual Meeting and Proxy Statement

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

  Certain matters discussed herein are forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. The following risk factors should be considered by prospective investors who should carefully consider the material risks described below.

We do not control our hotel operations and are dependent on the managers and lessees of our hotels

  Because federal income tax laws restrict real estate investment trusts and "publicly traded" partnerships from deriving revenues directly from operating a hotel, we operate virtually none of our hotels. Instead, we lease virtually all of our hotels to subsidiaries of Crestline which, in turn, retain managers to manage our hotels pursuant to management agreements. Thus, we are dependent on the lessees but, under the hotel leases, we have little influence over how the lessees operate our hotels. Similarly, we are dependent on the managers, principally Marriott International, Inc., but we have virtually no influence over how the managers manage our hotels. We have no recourse if we believe that the hotel managers do not maximize the revenues from our hotels, which in turn will maximize the rental payments we receive under the leases. We may seek redress under most leases only if the lessee violates the terms of the lease and then only to the extent of the remedies set forth in the lease.

  Each lessee's ability to pay rent accrued under its lease depends to a large extent on the ability of the hotel manager to operate the hotel effectively and to generate gross sales in excess of its operating expenses. Our rental income from the hotels may therefore be adversely affected if the managers fail to provide quality services and amenities and competitive room rates at our hotels or fail to maintain the quality of the hotel brand names. Although the lessees have primary liability under the management agreements while the leases are in effect, we remain liable under the leases for all obligations that the lessees do not perform. We may terminate a lease if the lessee defaults, but terminating the lease could, unless another suitable lessee is found, impair our ability to qualify as a REIT for federal income tax purposes and the ability of the operating partnership (as defined in the business and properties section) to qualify as a partnership for federal income tax purposes unless another suitable lessee is found. As described below, our inability to qualify as a REIT or the operating partnership's inability to qualify as a partnership for federal income tax purposes would have a material adverse effect on us.

We do not control certain assets held by the non-controlled subsidiaries

  We own economic interests in certain taxable corporations, which we refer to as non-controlled subsidiaries. These non-controlled subsidiaries hold various assets which, under our credit facility may not exceed, in the aggregate, 15% of the value of our assets. These assets consist primarily of interests in certain partnerships and hotels which are not leased, and certain FF&E (as defined below) used in our hotels. Ownership of these assets by us could jeopardize our REIT status and the operating partnership's status as a partnership for federal income tax purposes. Although we own approximately 95% of the total economic interests of the non-controlled subsidiaries, all of the voting common stock, representing approximately 5% of the total economic interests, is owned by Host Marriott Statutory Employee/Charitable Trust, the beneficiaries of which are a trust formed for the benefit of a number of our employees and the J. Willard and Alice S. Marriott Foundation. These voting stockholders elect the directors who are responsible for overseeing the operations of the non-controlled subsidiaries. The directors are currently employees of the operating partnership, although this is not required. As a result, we have no control over the operation or management of the hotels or other assets owned by the non-controlled subsidiaries, even though we depend upon the non-controlled subsidiaries for a significant portion of our revenues. Also, the activities of non-controlled subsidiaries could cause us to be in default under our principal debt facilities.

We are dependent on the ability of Crestline and the lessees to meet their rent payment obligations

  The lessees' rent payments are the primary source of our revenues. Crestline guarantees the obligations of its subsidiaries under the hotel leases, but Crestline's liability is limited to a relatively small portion of the aggregate rent obligation of its subsidiaries. Crestline's and each of its subsidiaries' ability to meet its obligations under the leases will determine the amount of our revenue and, likewise, our ability to meet our obligations. We have no control over Crestline or any of its subsidiaries and cannot assure you that Crestline or any of its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their obligations under the leases or to make payments of fees under the management agreements. Although the lessees have primary liability under the management agreements while the leases are in effect, we and our subsidiaries remain liable under the management agreements for all obligations that the lessees do not perform. Because of our dependence on Crestline, our credit rating will be affected by its creditworthiness.

Our revenues and the value of our properties could be adversely affected by conditions affecting the lodging industry

  If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we will be unable to make expected distributions to our stockholders. Factors that could adversely affect our revenues and the economic performance and value of our properties include:

  . changes in the national, regional and local economic climate,

  . local conditions such as an oversupply of hotel properties or a reduction in demand for hotel rooms,

  . the attractiveness of our hotels to consumers and competition from comparable hotels,

  . the quality, philosophy and performance of the managers of our hotels, primarily Marriott International, Inc.,

  . the ability of any hotel lessee to maximize rental payments,

  . changes in room rates and increases in operating costs due to inflation and other factors and

  . the need to periodically repair and renovate our hotels.

Our expenses may remain constant even if our revenues drop

  The expenses of owning a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose and take the property. Our financial condition and ability to service debt and make distributions to our stockholders could be adversely affected by:

  .interest rate levels,

  .the availability of financing,

  .the cost of compliance with government regulation, including zoning and tax laws and

  .changes in laws and governmental regulations, including those governing usage, zoning and taxes.

New acquisitions may fail to perform as expected or we may be unable to make acquisitions on favorable terms

  We intend to acquire additional full service hotels and other types of real estate. Newly acquired properties may fail to perform as expected, which could adversely affect our financial condition. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. We expect to acquire hotels and other types of real estate with cash from secured or unsecured financings and proceeds from offerings of equity or debt, to the extent available. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. Competition for attractive investment opportunities may increase prices for hotel properties, thereby decreasing the potential return on our investment. In addition, in order to maintain our status as a REIT we must lease virtually all of the properties we acquire. We cannot guarantee that the leases for newly acquired hotels will be as favorable to us as the existing leases.

Competition for acquisitions may result in increased prices for hotels

  Other major investors with significant capital compete with us for attractive investment opportunities. These competitors include other REITs and hotel companies, investment banking firms and private institutional investment funds. This competition may increase prices for hotel properties, thereby decreasing the potential return on our investment.

The seasonality of the hotel industry may affect the ability of the lessees to make timely rent payments

  The seasonality of the hotel industry may, from time to time, affect either the amount of rent that accrues under the hotel leases or the ability of the lessees to make timely rent payments under the leases. A lessee's or Crestline's inability to make timely rent payments to us could adversely affect our financial condition and ability to service debt and make distributions to our stockholders.

We may be unable to sell properties when appropriate because real estate investments are illiquid

  Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our stockholders. In addition, sales of appreciated real property could generate material adverse tax consequences, which may make it disadvantageous for us to sell hotels.

We may be unable to renew leases or find other lessees

  Our current hotel leases have terms generally ranging from seven to ten years. There can be no assurance that upon expiration of our leases, our hotels will be relet to the current lessees, or if relet, will be relet on terms favorable to us. If our hotels are not relet, we will be required to find other lessees who meet certain requirements of the management agreements and of the federal income tax rules that govern REITs. We cannot assure you that we would be able to find satisfactory lessees or that the terms of any new leases would be favorable. Failure to find satisfactory lessees could cause us to lose our REIT status, and cause the operating partnership to be considered a "publicly traded partnership" taxable as a "C" corporation. Under these circumstances the operating partnership would have to pay substantial federal income taxes as well as distribute more cash to us to enable us to meet our tax burden. This would significantly impair, if not eliminate, our ability to raise additional capital. Failure to enter leases on satisfactory terms could also result in reduced cash available for servicing debt and for distributions to stockholders.

A significant number of our hotels are subject to ground leases

  As of December 31, 1998, we leased 54 of our hotels pursuant to ground leases. These ground leases generally require increases in ground rent payments every five years. Our ability to make cash distributions to our stockholders could be adversely affected to the extent that the rents payable by the lessees under the leases do not increase at the same or a greater rate as the increases under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which could result in a lower sales price.

Some potential losses are not covered by insurance

  We carry comprehensive liability, fire, flood, extended coverage and rental loss (for rental losses extending up to 12 months) insurance with respect to all of our hotels. We believe the policy specifications and insured limits of these policies are of the type customarily carried for similar hotels. Certain types of losses, such as from earthquakes and environmental hazards, however, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Leases and management agreements could impair the sale or other disposition of our hotels

  Each lease with a subsidiary of Crestline generally requires us to make a termination payment to the lessee if we terminate the lease prior to the expiration of its term. A termination payment is required even if we terminate a lease because of a change in the federal income tax laws that either would make continuation of the lease jeopardize our REIT status or would enable us to operate our hotels ourselves. The termination fee generally is equal to the fair market value of the lessee's leasehold interest in the remaining term of the lease, which could be a significant amount. In addition, if we decide to sell a hotel, we may be required to terminate its lease, and the payment of the termination fee under such circumstances could impair our ability to sell the hotel and would reduce the net proceeds of any sale.

  Under the terms of the management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee assumes the related management agreements and meets certain other conditions. Our ability to finance, refinance or effect a sale of any of the properties managed by Marriott International or another manager may, depending upon the structure of such transactions, require the manager's consent. If Marriott International or other manager did not consent, we would be prohibited from consummating the financing, refinancing or sale without breaching the management agreement.

The acquisition contracts relating to certain hotels limit our ability to sell or refinance such hotels

  For reasons relating to federal income tax considerations of the former owners of certain of our hotels, we have agreed to restrictions on selling certain hotels or repaying or refinancing the mortgage debt thereon for lock-out periods which vary depending on the hotel. We anticipate that, in certain circumstances, we may agree to similar restrictions in connection with future hotel acquisitions. As a result, even if it were in our best interests to sell such hotels or refinance their mortgage debt, it may be difficult or impossible to do so during their respective lock-out periods.

Marriott International's and Crestline's operation of their respective businesses could result in decisions not in our best interest


  Marriott International, a public company in the business of hotel management, manages a significant number of our hotels. In addition, Marriott International manages hotels owned by others that compete with our hotels. As a result, Marriott International may make decisions regarding competing lodging facilities which it manages that would not necessarily be in our best interests. Further, J.W. Marriott, Jr., a member of our Board of Directors, and Richard E. Marriott, our Chairman of the Board and J.W. Marriott, Jr.'s brother, serve as directors, and, in the case of J.W. Marriott, Jr., also an officer, of Marriott International. J.W. Marriott, Jr. and Richard E. Marriott also beneficially owned approximately 10.6% and 10.4%, respectively, as of January 1, 1999 of the outstanding shares of common stock of Marriott International, and approximately 5.7% and 6.0%, respectively, as of March 24, 1999 of the outstanding shares of common stock of Crestline, but neither serves as an officer or director of Crestline. As a result, J.W. Marriott, Jr. and Richard E. Marriott have potential conflicts of interest as directors of Host Marriott when making decisions regarding Marriott International, including decisions relating to the management agreements involving the hotels, Marriott International's management of competing lodging properties and Crestline's leasing and other businesses.

  Our Board of Directors and Marriott International's Board of Directors follow appropriate policies and procedures to limit the involvement of Messrs. J.W. Marriott, Jr. and Richard E. Marriott in conflict situations, including requiring them to abstain from voting as directors of either company or their subsidiaries on certain matters which present a conflict between the companies. If appropriate, these policies and procedures will apply to other directors and officers.

Provisions of our charter and bylaws could inhibit changes in control that could be beneficial to our stockholders

  Certain provisions of our charter and bylaws may delay or prevent a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests. These include a staggered Board of Directors and the ownership limit described below. Also, any future class or series of stock may have certain voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be good for our stockholders.

The Marriott International purchase right may discourage a takeover that could be beneficial to our stockholders

  Marriott International has the right to purchase up to 20% of each class of our outstanding voting shares at the then fair market value upon the occurrence of specified certain change of control events. We refer to this right as the Marriott International purchase right. The Marriott International purchase right will continue in effect until June 2017, subject to certain limitations intended to protect the our REIT status. The Marriott International purchase right may have the effect of discouraging someone from attempting to take us over, because any person considering acquiring a substantial or controlling block of our common stock will face the possibility that its ability to obtain or exercise control would be impaired or made more expensive by the exercise of the Marriott International purchase right.

We have adopted Maryland law limitations on changes in control

  Maryland corporate law prohibits certain "business combinations" between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation's then outstanding shares of stock (an "Interested Stockholder") or an affiliate of the Interested Stockholder unless a business combination is approved by the board of directors any time before an Interested Stockholder first becomes an Interested Stockholder. The prohibition lasts for five years after the Interested Stockholder becomes an Interested Stockholder. Thereafter, any such business combination must be approved by stockholders under certain special voting requirements. We will be subject to such provisions although we may elect to "opt-out" in the future. As a result, a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests may be prevented or delayed. Our Board of Directors has exempted from this statute the acquisition of shares by Marriott International pursuant to the terms of the Marriott International purchase right as well as any other transactions involving us and Marriott International or our respective subsidiaries, or J.W. Marriott, Jr. or Richard E. Marriott, provided that, if any such transaction is not in the ordinary course of business, it must be approved by a majority of our directors present at a meeting at which a quorum is present, including a majority of the disinterested directors, in addition to any vote of stockholders required by other provisions of Maryland corporate law.

Maryland control share acquisition law could delay or prevent a change in control

  Under Maryland corporate law, unless a corporation elects not to be subject thereto, "control shares" acquired in a "control share acquisition" have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror and by officers or directors who are employees of the corporation. "Control shares" are voting shares which would entitle the acquiror to exercise voting power in electing directors within certain specified ranges of voting power.

A "control share acquisition" means the acquisition of control shares, subject to certain exceptions. We are subject to these control share provisions of Maryland law and, as a result, a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests may be delayed or prevented. Our bylaws contain an exemption from this statute for any shares acquired by Marriott International, together with its successors and permitted assignees, pursuant to the Marriott International purchase right.

We have adopted a rights agreement which could delay or prevent a change in control

  Our rights agreement provides, among other things, that upon the occurrence of certain events, stockholders will be entitled to purchase shares of our stock, subject to the ownership limit. These purchase rights would cause substantial dilution to a person or group that acquires or attempts to acquire 20% or more of our common stock on terms not approved by the Board of Directors and, as a result, could delay or prevent a change in control or other transaction that could provide our stockholders with a premium over the then-prevailing market price of their shares or which might otherwise be in their best interests.

We have a stock ownership limit primarily for REIT tax purposes

  Primarily to facilitate maintenance of our REIT qualification, our charter imposes an ownership limit on our common stock and preferred stock. The attribution provisions of the federal tax laws that are used in applying the ownership limit are complex. They may cause one stockholder to be considered to own the stock of a number of related stockholders. As a result, these provisions may cause a stockholder whose direct ownership of stock does not exceed the ownership limit to, in fact, exceed the ownership limit.

  The ownership limit could delay or prevent a change in control and, therefore, could adversely affect stockholders' ability to realize a premium over the then-prevailing market price for the common stock in connection with such transaction.

The large number of shares available for future sale could adversely affect the market price of our publicly traded securities

  In connection with our REIT conversion at the end of 1998, we reserved approximately 96.4 million shares of our common stock for future issuance of which approximately 20 million shares were issued in February 1999. Such common stock will be freely transferable upon receipt. The balance of the reserved common stock may be issued upon the redemption of units of limited partnership interest in our operating partnership. These limited partnership units will become redeemable at various times over the next year, with approximately 23.9 million limited partnership units becoming redeemable beginning on July 1, 1999, pursuant to each holder's right under the operating partnership's partnership agreement to redeem them for shares of our common stock or, at our election, the cash equivalent thereof. In addition, we have reserved a substantial number of shares of our common stock for issuance pursuant to benefit plans or outstanding options, and such shares of our common stock will be available for sale in the public markets from time to time. Moreover, we may issue additional shares of our common stock in the future. We cannot predict the effect that future sales of shares of our common stock, or the perception that such sales could occur, will have on the market prices of our equity securities.

Our FFO and cash distributions will affect the market price of our publicly traded securities

  We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential, including its prospects for accretive acquisitions and development, and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market's expectations with regard to future FFO and cash distributions would likely adversely affect the market price of our publicly traded securities.

Market interest rates may have an effect on the value of our publicly traded securities

  One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, as a percentage of the price of such shares relative to market interest rates. If market interest rates go up, prospective purchasers of our equity securities may expect a higher dividend yield. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease cash available for distribution to the extent that our indebtedness has floating interest rates. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

We are dependent on external sources of capital

  To qualify as a REIT, we must distribute to our stockholders each year at least 95% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings and cash distributions and the market price of our common stock. Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase our leverage.

Our degree of leverage could limit our ability to obtain additional financing

  Our debt-to-total market capitalization ratio was approximately 59% as of December 31, 1998. We have a policy of incurring debt only if, immediately following such incurrence, our debt-to-total market capitalization ratio on a pro forma basis would be 60% or less. Our degree of leverage could affect our ability to obtain financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and to refinancing borrowings on favorable terms. Our leveraged capital structure also makes us more vulnerable to a downturn in our business or in the economy generally. Moreover, there are no limitations in our organizational documents that limit the amount of indebtedness that we may incur, although our existing debt instruments contain certain restrictions on the amount of indebtedness that we may incur. Accordingly, our Board of Directors could alter or eliminate the 60% policy without stockholder approval to the extent permitted by our debt agreements. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service payments that could adversely affect our cash flow and consequently our ability to service our debt and make distributions to stockholders.

Rental revenues from hotels are subject to prior rights of lenders

  The mortgages on certain of our hotels require that rent payments under the leases on such hotels be used first to pay the debt service on such mortgage loans. Consequently, only the cash flow remaining after debt service will be available to satisfy other obligations, including property taxes and insurance, FF&E reserves for the hotels and capital improvements, and debt service on unsecured debt, and to make distributions to stockholders.

We depend on our key personnel

  We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. We do not intend to obtain key-man life insurance with respect to any of our personnel.

The REIT conversion could result in litigation

  Over the last several years, business reorganizations involving the combination of several partnerships into a single entity have occasionally given rise to investor lawsuits. These lawsuits have involved claims against the general partners of the participating partnerships, the partnerships themselves and related persons involved in the structuring of, or benefiting from, the conversion or reorganization, as well as claims against the surviving entity and its directors and officers. If any lawsuits are filed in connection with the partnership mergers or other transactions in connection with our REIT Conversion, such lawsuits could result in substantial damage claims against us, as successor to the liabilities of our predecessors. Such lawsuits, if successful, could adversely affect our financial condition and our ability to service our debt and make distributions to stockholders.

Joint venture investments have additional risks

  Instead of purchasing hotel properties directly, we may invest as a co-venturer. Joint venturers often share control over the operation of the joint venture assets. Actions by a co-venturer could subject such assets to additional risk. Our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent. A joint venture partner could go bankrupt, leaving us liable for its share of joint venture liabilities. Also, the requirement that we lease our assets to qualify as a REIT may make it more difficult for us to enter into joint ventures in the future.

The year 2000 problem may adversely impact our business and financial condition

  Year 2000 issues have arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. Our potential year 2000 problems include issues relating to our in-house hardware and software computer systems, as well as issues relating to third parties with which we have a material relationship or whose systems are material to the operations of our hotels.

  In-House systems

     Since October of 1993, we have invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable us to provide adequately for our information and reporting needs and which are also year 2000 compliant. Substantially all of our in-house systems have already been certified as year 2000 compliant through testing and other mechanisms. We have not delayed any systems projects due to the year 2000 issue. We have engaged a third party to review our year 2000 in-house compliance.

  Third-Party systems

     We rely upon operational and accounting systems provided by third parties, primarily the managers of our hotels, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. We will continue to monitor the efforts of these third parties to become year 2000 compliant and will take appropriate steps to address any non-compliance issues.

  Risks

     We believe that future costs associated with year 2000 issues for its in-house systems will be insignificant and therefore not impact our business, financial condition and results of operations. However, the actual effect that year 2000 issues will have on our business will depend significantly on whether other companies and governmental entities properly and timely address year 2000 issues and whether broad-based or systemic failures occur. We cannot predict the severity or duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards.

     Moreover, we are dependent upon Crestline to interface with third parties in addressing year 2000 issues at our hotels leased to its subsidiaries. Due to the general uncertainty inherent with respect to year 2000 issues and our dependence on third parties, including Crestline, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on us. Although our joint year 2000 compliance program with Crestline is expected to significantly reduce uncertainties arising out of year 2000 issues and the possibility of significant interruptions of normal operations, we cannot assure you that this will be the case.

Environmental problems are possible and can be costly

  We believe that our properties are in compliance in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Compliance with other government regulations can also be costly.

  Our hotels are subject to various forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire safety. Compliance with such laws and regulations could require substantial capital expenditures. We do not believe, however, that substantial non-budgeted capital expenditures will be required with respect to our existing hotels based on existing laws and regulations. Such regulations may be changed from time to time, or new regulations adopted, resulting in additional or unexpected costs of compliance. Any such increased costs could reduce the cash available for servicing of debt and distributions to stockholders.

We intend to qualify as a REIT, but we cannot guarantee that we will qualify

  We intend to operate to qualify as a REIT for tax purposes beginning in 1999. If we qualify as a REIT, we generally will not be taxed on income that we distribute to our stockholders so long as we distribute currently at least 95% of our net taxable income, excluding net capital gain. We cannot guarantee, however, that we will qualify as a REIT in 1999 or in any future year. Many of the REIT requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must be income specified in the REIT tax laws, such as "rents from real property." We are also required to distribute to shareholders at least 95% of our REIT taxable income, excluding capital gains. The fact that we hold our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. In addition, it is possible that even if we do qualify as a REIT, new tax rules will change the way we are taxed. If we fail to qualify as a REIT, we will be subject to federal income tax at regular corporate rates. In this event, we may cause the operating partnership to distribute adequate amounts to us and its other unitholders to permit us to pay our tax liabilities and our ability to raise additional capital could be impaired. This would significantly reduce the cash we would have available to service debt. Furthermore, our failure to qualify as a REIT could create a default under some of our debt instruments, including our credit facility. If we fail to qualify as a REIT, then unless certain specific statutory provisions apply, we will be disqualified from treatment as a REIT for the next four taxable years.

If the operating partnership is treated as a corporation, we will fail to qualify as a REIT

  The operating partnership intends to qualify as a partnership for federal income tax purposes. However, it will be treated as a corporation, instead of a partnership, for federal income tax purposes if it is a "publicly traded partnership" unless at least 90% of its income is qualifying income as defined in the tax code. The income requirements applicable to REITs and the definition of qualifying income for purposes of this 90% test are similar in most, but not all, respects. Qualifying income for the 90% test generally includes passive income, such as specified types of real property rents, dividends and interest. However, real property rent will not be qualifying income if the operating partnership or one or more actual or constructive owners of 5% of the operating partnership actually or constructively own 10% or more of the tenant. The partnership agreement of the operating partnership contains ownership restrictions intended to prevent the disqualification of income based on these ownership restrictions. We believe that it will meet this qualifying income test, but we cannot guarantee that it will. If it were to be taxed as a corporation, it would incur substantial tax liabilities, we would fail to qualify as a REIT for tax purposes, we may require it to distribute adequate amounts to us to permit us to pay our tax liabilities, and our and its ability to raise additional capital could be impaired.

The operating partnership may need to borrow money or issue additional equity in order for us to qualify as a REIT

  A REIT must distribute to its shareholders at least 95% of its net taxable income, excluding any net capital gain. The source of the distributions we make to our stockholders will be money distributed to us by the operating partnership. We intend to meet this 95% requirement, but there are a number of reasons why the operating partnership's cash flow alone may be insufficient for us to meet this requirement. First, as a result of some of the transactions of certain of our predecessor entities, the operating partnership and its subsidiaries, we expect to recognize large amounts of taxable income in future years for which the operating partnership will have no corresponding cash flow or earnings before interest, taxes, depreciation and other non cash items which is referred to as EBITDA. This type of income is often referred to as "phantom income." Second, in order to qualify as a REIT in 1999, we need to distribute to our stockholders, prior to the end of 1999, all of the "earnings and profits" that accumulated prior to 1999. If we do not meet this requirement by virtue of the distributions declared in connection with the REIT Conversion, we will be required to make further distributions prior to the end of 1999. The operating partnership may not have cash flow that corresponds to these distributions. Third, the seasonality of the hospitality industry could cause a further mismatch of our income and cash flow.

  In addition, even if a REIT meets the 95% requirement, it may still be subject to a 4% nondeductible excise tax. This excise tax applies to the amount by which certain of the REIT's distributions in a given calendar year are less than the sum of 85% of its ordinary income, 95% of its capital gain net income and any undistributed taxable income from prior years. We intend to make distributions to our stockholders so that we will not be subject to this excise tax, but for the reasons described above, the operating partnership's cash flow alone may be insufficient for it to distribute to us the funds we will need.

  The operating partnership's partnership agreement requires it to distribute enough cash to us for us to meet the 95% distribution requirement and avoid the 4% excise tax, and the operating partnership has to make proportionate distributions to its other equityholders. If its cash flow alone is insufficient for it to distribute to us the money we need to meet the 95% distribution requirement or to avoid the 4% excise tax, it may need to issue additional equity or borrow money. We cannot guarantee that these sources of funds will be available to it on favorable terms or even at all. Any problems the operating partnership has in borrowing money could be exacerbated by two factors. First, it will need to distribute most if not all of our earnings to us and other holders of its partnership units. Therefore, it will be unable to retain these earnings. Accordingly, it generally will need to refinance its maturing debt with additional debt or equity and rely on third-party sources to fund future capital needs. Second, its borrowing needs will be increased if we are required to pay taxes or liabilities attributable to prior years. If the operating partnership is unable to raise the money necessary to permit us to meet the 95% distribution requirement, we will fail to qualify as a REIT. If the operating partnership is able to raise the money, but only on unfavorable terms, then our financial performance may be damaged.

We are required to distribute all of our prior earnings and profits, but we cannot guarantee that we will be able to do so

  In order to qualify as a REIT for 1999, we are required to distribute to our stockholders, prior to the end of 1999, all of our earnings and profits that we accumulated prior to 1999. We believe that we will meet this requirement. However, it is very hard to determine the exact level of our pre-1999 earnings and profits because the determination depends on an extremely large number of factors. The complexity of the determination is compounded by the fact that we started accumulating earnings and profits in 1929. Also, it is difficult to value our distributions which have not been cash, such as the distribution of Crestline common stock we made in December 1998. Therefore, we cannot guarantee that we will meet this requirement. If we do not meet this requirement, then we will not qualify as a REIT at least for 1999.

We will qualify as a REIT only if the rent from the leases meets a number of tests, but we cannot guarantee that it will

  A REIT's income must meet certain tests relating to its source. If the income meets the tests, it is called "good income." Almost all of our income will be rent from the hotel leases. This rent will be good income only if the leases are respected as true leases for federal income tax purposes. If the leases are treated as service contracts, joint ventures or some other type of arrangement, then this rent will not be good income and we will fail to qualify as a REIT.

  In addition, the rent from any particular hotel lease will be good income only if we own less than 10% of the lessee of the hotel. For purposes of this test, we are treated as owning both any interests that we hold directly and the interests owned by a person who owns more than 10% of our stock. In determining who owns more than 10% of our stock, a person may be treated as owning the stock of another person who is either a relative or has common financial interests. We will not directly own more than 10% of any of the lessees. In addition, we intend to enforce the ownership limit in our charter, which restricts the amount of our capital stock that any person can own. If the ownership limit is effective, then no person will ever own more than 10% of our capital stock and we should never own more than 10% of the lessees. However, we cannot guarantee that the ownership limit will be effective. If the ownership limit is not effective, our ownership in the lessees may exceed the 10% limit. As a result, the rent from our leases would not be good income and we would fail to qualify as a REIT.

  Furthermore, rent from any particular hotel lease will be good income only if no portion of the rent is based on the income or profits of the lessee of the hotel. The rent, however, can be based on the gross revenues of the lessees, unless the arrangement does not conform to normal business practice or is being used as a device to base rent on the income or profits of the lessees. The rent from the current leases, other than the Harbor Beach Resort lease, is based on the gross revenues of the lessees. We believe that the leases conform to normal business practice and, other than the Harbor Beach Resort lease, are not being used as a device to base rent on the income or profits of the lessees. We cannot guarantee that the IRS will agree with our position. If rent from leases in addition to the Harbor Beach Resort lease is found to be based on the income or profits of the lessees, the rent would not be good income and we would fail to qualify as a REIT.

Host Marriott will qualify as a REIT and, if we are a "publicly traded partnership," we would qualify as a partnership only if the personal property arrangements are respected by the IRS

  Rent that is attributable to personal property is not good income under the REIT rules or the rules applicable to "publicly traded partnerships." Hotels contain significant personal property. Therefore, in order to protect our ability to qualify as a REIT and the operating partnership's ability to qualify as a partnership, we sold an estimated $59 million of personal property associated with some of our hotels to the non-controlled subsidiaries. The non-controlled subsidiaries lease the personal property associated with each hotel directly to the lessee that is leasing the hotel. Under each personal property lease, the non-controlled subsidiary receives rent payments directly from the applicable lessee. We believe the amount of the rent represents the fair rental value of the personal property. If for any reason these lease arrangements are not respected by the IRS for federal income tax purposes and we were treated as the lessor, we would not qualify as a REIT and, if the operating partnership is considered a "publicly traded partnership," it likely would not qualify as a partnership.

We will be subject to taxes even if we qualify as a REIT

  Even if we qualify as a REIT, we will be subject to some federal, state and local taxes on our income and property. For example, we will have to pay tax on income that we do not distribute. We also will be liable for any tax that the IRS successfully asserts against our predecessors for corporate income taxes for years prior to 1999. Furthermore, we will derive income from the non-controlled subsidiaries and they will be subject to regular corporate taxes.

  In addition, we and our subsidiaries contributed a large number of assets to the operating partnership with a value that was substantially greater than our tax basis in the assets. We refer to these assets as assets with "built-in gain." We will be subject to tax on the built-in gain if the operating partnership sells these assets prior to the end of 2008. We also have substantial deferred tax liabilities that we or one of the non-controlled subsidiaries will recognize, without the receipt by us of any corresponding cash. Even if the operating partnership does not sell the built-in gain assets prior to the end of 2008, there are a number of other transactions that likely would cause us to be subject to the tax on the built-in gain. In connection with this gain, neither we nor the operating partnership will receive any corresponding cash.

Proposed legislation, if enacted, could require us to restructure our ownership of the non-controlled subsidiaries

  The Clinton Administration's fiscal year 2000 budget proposal, announced February 1, 1999, includes a proposal that would limit a REIT's ability to own more than 10%, by vote or value, of the stock of another corporation. Currently, a REIT cannot own more than 10% of the outstanding voting securities of any one issuer. A REIT can, however, own more than 10% of the value of the stock of a corporation provided no more than 25% of the value of the REIT's assets consists of subsidiaries that conduct impermissible activities and that the stock of any one single corporation does not account for more than 5% of the total value of the REIT's assets. The budget proposal would allow a REIT to own all of the voting stock and value of a "taxable REIT subsidiary" provided all of a REIT's taxable subsidiaries do not represent more that 15% of the REIT's total assets. In addition, under the budget proposal, a "taxable REIT subsidiary" would not be entitled to deduct any interest on debt funded directly or indirectly by the REIT. The budget proposal, if enacted in its current form, may require that we restructure our ownership of the non-controlled subsidiaries because we currently own more than 10% of the value of the non-controlled subsidiaries. The budget proposal, if enacted in its current form, would be effective after the date of its enactment and would provide transition rules to allow corporations, like the non-controlled subsidiaries, to convert into "taxable REIT subsidiaries" tax-free. It is presently uncertain whether any proposal regarding REIT subsidiaries, including the budget proposal, will be enacted, or if enacted, what the terms of such proposal (including its effective date) will be.

Items 1 & 2. Business and Properties

  We are a self-managed and self-administered real estate investment trust, or "REIT," owning full service hotel properties. Through our subsidiaries, we currently own 125 hotels, representing approximately 58,000 rooms located throughout the United States and Canada. These hotels are generally operated under the Marriott, Ritz-Carlton, Four Seasons, Swissotel and Hyatt brand names, which are among the most respected and widely recognized brand names in the lodging industry. As described more fully below, our hotels are held by our subsidiaries and leased by our subsidiaries to lessees, principally subsidiaries of Crestline Capital Corporation. The hotels are managed on behalf of the lessees by subsidiaries of Marriott International and other companies.

  We were formed as a Maryland corporation in 1998, under the name HMC Merger Corporation, as a wholly owned subsidiary of Host Marriott Corporation, a Delaware corporation, in connection with Host Marriott's efforts to reorganize its business operations to qualify as a REIT for federal income tax purposes. As part of this reorganization, which we refer to as the REIT conversion, and which is described below in more detail, on December 29, 1998, we merged with Host Marriott and changed our name to Host Marriott Corporation. As a result, we have succeeded to the hotel ownership business formerly conducted by Host Marriott, which is described more fully below.

The REIT conversion

  During 1998, Host Marriott and its subsidiaries and affiliates consummated a series of transactions intended to enable us to qualify as a REIT for federal income tax purposes. As a result of these transactions the hotel ownership business formerly conducted by Host Marriott and its subsidiaries and other affiliates is conducted as an umbrella partnership REIT, or UPREIT through Host Marriott, L.P., a Delaware limited partnership in which we are the sole general partner, and its subsidiaries. In this Form 10-K, we refer to Host Marriott, L.P. as the operating partnership. We intend to elect to be treated as a REIT for federal income tax purposes effective January 1, 1999.

  Certain of the transactions comprising the REIT conversion are described below.

  Reorganization of lodging assets under the operating partnership. During 1998, Host Marriott reorganized its hotel ownership assets and certain other assets so that they were owned by the operating partnership and its subsidiaries. In exchange for the hotel ownership business, Host Marriott received a number of units of limited partnership interests in the operating partnership (which we refer to as "OP Units") equal to the number of then-outstanding shares of Host Marriott common stock, and the operating partnership and its subsidiaries assumed substantially all of the liabilities of Host Marriott and its subsidiaries.

  As a result of this reorganization, our merger with Host Marriott and related transactions as described below, we are the sole general partner in the operating partnership and hold approximately 78% of the outstanding OP Units. Our hotel ownership business is conducted by the operating partnership and its subsidiaries.

  Host Marriott did not transfer to the operating partnership (and the operating partnership therefore does not own) certain other assets formerly held by Host Marriott and its subsidiaries (principally consisting of 31 retirement communities and controlling interests in the entities that lease our hotels). Most of these assets are owned by Crestline, formerly a wholly owned subsidiary of Host Marriott. Crestline became a separate publicly traded company on December 29, 1998 as part of the shareholder distribution discussed below.

  Acquisitions by the operating partnership. Prior to the REIT conversion, Host Marriott and several of its separate direct and indirect wholly owned subsidiaries were the sole general partners of eight publicly traded limited partnerships and four private partnerships in which Host Marriott or a subsidiary owned or held a controlling interest in 28 full-service hotels operating under the Marriott brand. The following table lists each of these partnerships and the hotel properties owned by it or in which it holds a controlling interest.

   Partnership                                 Hotel Properties         Rooms
   -----------                           ----------------------------- ------
   Public
   Atlanta Marriott Marquis II Limited
    Partnership (1)                      Atlanta Marriott Marquis      1,671
   Desert Springs Marriott Limited
    Partnership (1)                      Desert Springs Resort and Spa   884
   Hanover Marriott Limited Partnership
    (1)                                  Hanover, New Jersey             353

   Partnership                               Hotel Properties             Rooms
   -----------                    -------------------------------------- ------
   Public (continued)
   Marriott Diversified American
    Hotels Limited Partnership    Dayton, Ohio                             399
                                  Fairview Park, Virginia                  395
                                  Livonia, Michigan                        224
                                  Fullerton, California                    224
                                  Research Triangle Park, North Carolina   224
                                  Southfield, Michigan                     226
   Marriott Hotel Properties
    Limited Partnership (1)       Orlando World Center                   1,503
                                  Harbor Beach Resort, Florida             624
   Marriott Hotel Properties II
    Limited Partnership (1)       San Antonio Rivercenter                  999
                                  New Orleans                            1,292
                                  San Ramon, California                    368
                                  Santa Clara, California                  754
   Mutual Benefit Chicago
    Marriott Suite Hotel Limited
    Partnership                   Chicago O'Hare Suites                    256
   Potomac Hotel Limited
    Partnership                   Albuquerque, New Mexico                  411
                                  Greensboro/High Point, North Carolina    299
                                  Houston Medical Center                   386
                                  Mountain Shadows Resort, Arizona         337
                                  Miami Biscayne Bay                       605
                                  Raleigh Crabtree, North Carolina (2)     375
                                  Seattle Sea-Tac Airport                  459
                                  Tampa Westshore (2)                      309
   Private
   HMC BN Limited Partnership
    (3)                           Ritz-Carlton, Buckhead, Georgia          553
                                  Ritz-Carlton, Naples, Florida            463
   Ivy Street Hotel Limited
    Partnership (3)               Atlanta Marriott Marquis               1,671
   Times Square Marquis Hotel
    Limited Partnership (3)       New York Marriott Marquis              1,919
   HMC/RGI Hartford Limited
    Partnership (3)               Hartford/Farmington                      380

--------
(1) We owned or had a controlling interest in these partnerships prior to the REIT conversion. These properties were previously consolidated by Host Marriott.
(2) We consolidated these properties through our investments including the ownership of mortgage notes prior to the REIT conversion.
(3) We acquired substantially all of the unaffiliated partnership interests prior to the REIT conversion. These properties were previously consolidated by Host Marriott.

  In addition to the partnerships listed above, we own controlling interests in certain private partnerships which we had previously consolidated. Certain of the minority partners in these partnerships retain the right to exchange their interests in these partnerships for OP Units subject to certain conditions. We estimate that as many as approximately 7 million OP Units could be issued at various points in time in the event that all such minority partners were to elect to exchange their partnership interests.

  As part of the REIT conversion, the operating partnership, directly and through its subsidiaries, acquired all of the publicly-traded partnerships and the four private partnerships identified on the table above in exchange for approximately 25 million OP Units. Approximately 8.5 million of these OP Units have been converted into shares of our common stock. Additionally, certain limited partners of the publicly-traded partnerships elected to exchange OP Units for approximately $3 million aggregate principal amount unsecured notes due December 15, 2005 issued by the operating partnership.

  The operating partnership also acquired on December 30, 1998 from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners (together, the "Blackstone Entities"), ownership of or a controlling interest in 12 upscale and luxury full-service hotels in the U.S. and a mortgage loan secured by a thirteenth hotel and certain other assets. As part of the Blackstone acquisition, the operating partnership also acquired a 25% interest in the U.S. Swissotel management company which was sold in turn to Crestline at book value. In exchange for these assets, the operating partnership issued to the Blackstone Entities approximately 43.9 million OP Units, which OP Units are redeemable for cash (or at our option, our common shares), assumed debt and made cash payments totaling approximately $920 million and distributed approximately 1.4 million shares of Crestline common stock and other consideration to the Blackstone Entities. The actual number of OP Units to be issued to the Blackstone Entities will fluctuate based upon certain adjustments to be determined at the close of business on March 31, 1999. Based on current stock prices, the operating partnership will be required to issue to the Blackstone Entities in April 1999 approximately 3.7 million additional OP Units pursuant to such adjustments. As a result of the consummation of the Blackstone Acquisition, after all the adjustments the Blackstone Entities will own approximately 16.4% of the outstanding OP Units. The Blackstone hotel portfolio consists of two Ritz-Carlton, two Four Seasons, one Grand Hyatt, three Hyatt Regency and four Swissotel properties. John G. Schreiber, co-chairman of Blackstone Real Estate Partners' investment committee, is a member of our Board of Directors.

  Contribution of assets to non-controlled subsidiaries. In connection with the REIT conversion, two taxable corporations were formed in which the operating partnership owns approximately 95% of the economic interest but none of the voting interest--Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (we refer to these two subsidiaries as the non-controlled subsidiaries). The non-controlled subsidiaries hold various assets which were originally contributed by Host Marriott and its subsidiaries to the operating partnership, the direct ownership of which by the operating partnership or its other subsidiaries would jeopardize our status as a REIT and the operating partnership's status as a partnership for federal income tax purposes. These assets primarily consist of interests in certain partnerships or other interests in hotels which are not leased, and certain furniture, fixtures and equipment (also known as FF&E) used in the hotels and certain international hotels. The operating partnership has no control over the operation or management of the hotels or other assets owned by the non-controlled subsidiaries. The Host Marriott Statutory Employee/Charitable Trust, the beneficiaries of which are a trust formed for the benefit of certain employees of the operating partnership and the J. Willard and Alice S. Marriott Foundation, acquired all of the voting common stock of each non-controlled subsidiary, representing, in each case, the remaining approximately 5% of the total economic interests in each non-controlled subsidiary.

  Leases of hotels. Under current federal income tax law, a REIT cannot derive income from the operation of hotels but can derive rental income by leasing hotels. Therefore, as part of the REIT conversion the operating partnership and its subsidiaries have leased virtually all of their hotel properties to certain subsidiaries of Crestline. Generally, there is a separate lessee for each hotel property or there is a separate lessee for each group of hotel properties that has separate mortgage financing or has owners in addition to the operating partnership and its wholly owned subsidiaries. Each lessee is generally a limited liability company whose purpose is limited to acting as lessee under an applicable lease. The lessees under leases of hotels that are managed by subsidiaries of Marriott International are owned 100% by a wholly owned subsidiary of Crestline, although Marriott International or its appropriate subsidiary has a non-economic voting interest on certain matters. The LLC operating agreement or the limited partnership agreement, as applicable, for such lessees provides that the Crestline subsidiary or general partner of the lessee will have full control over the management of the business of the lessee, except with respect to certain decisions for which the consent of members or partners and the manager will be required.

  The hotel management agreements to which Host Marriott or its subsidiaries were parties were assigned to the lessees for the term of the applicable leases. Although the lessees have primary liability under the management agreements while the leases are in effect, the operating partnership retains contingent liability under the management agreements for all obligations that the lessees do not perform. The operating partnership also remains primarily liable for certain obligations under the management agreements.

  From time to time, legislation has been proposed that would have the effect of enabling a REIT to lease hotels to a wholly owned subsidiary corporation that could operate hotels directly, provided that the subsidiary contracts out the management functions to independent third parties. In the event that legislation is enacted that would have the effect of enabling the operating partnership to lease its hotels to a wholly owned subsidiary, then

Host Marriott, at its discretion, may elect to terminate the leases of its hotels with Crestline subsidiaries and pay certain termination fees.

  The shareholder distributions. As part of the REIT conversion, Host Marriott made certain taxable distributions to its shareholders in which they received, for each share of common stock, (1) one-tenth of one share of common stock of Crestline and, (2) either $1 cash or 0.087 share of Host Marriott common stock at the election of the shareholder. The aggregate value of the Crestline common stock, the common stock and cash distributed to shareholders of Host Marriott was approximately $510 million.

Operations as a REIT

  We are the sole general partner of the operating partnership and manage all aspects of the business of the operating partnership. This includes decisions with respect to, sales and purchases of hotels, the financing of the hotels, the leasing of the hotels, and capital expenditures for the hotels (subject to the terms of the leases and the management agreements described below).

  Under current federal income tax law, REITs are restricted in their ability to derive revenues directly from the operations of hotels. Therefore, the operating partnership and its subsidiaries lease virtually all of their hotels to certain entities we refer to as the "lessees." The lessees pay rent to the operating partnership and its subsidiaries generally equal to a specified minimum rent plus rent based on specified percentages of different categories of aggregate sales at the relevant hotels to the extent such "percentage rent" would exceed the minimum rent. The lessees operate the hotels pursuant to management agreements with the managers. Each of the management agreements provides for certain base and incentive management fees, plus reimbursement of certain costs, as further described below. Such fee and cost reimbursements are the primary obligation of the lessees and not the operating partnership or its subsidiaries (although operating partnership or its subsidiaries remain liable under the management agreements and the obligation of the lessees to pay such fees could adversely affect the ability of the lessees to pay the required rent to the operating partnership or its subsidiaries). A summary of the material terms of these leases and management agreements is provided below.

  The leases, through the sales percentage rent provisions, are designed to allow the operating partnership and its subsidiaries to participate in any growth above specified levels in room sales at the hotels, which management expects can be achieved through increases in room rates and occupancy levels. Although the economic trends affecting the hotel industry will be the major factor in generating growth in lease revenues, the abilities of the lessees and the managers will also have a material impact on future sales growth.

  In addition to external growth generated by new acquisitions, the operating partnership intends to carefully and periodically review its portfolio to identify opportunities to selectively enhance existing assets to improve operating performance through major capital improvements. The leases of the operating partnership and its subsidiaries provide the operating partnership and its subsidiaries with the right to approve and finance major capital improvements.

Business Strategy

  Our primary objective is to acquire upscale and luxury full service hotel lodging properties and achieve long-term sustainable growth in "Funds from Operations" (i.e., net income computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of properties, plus real estate related depreciation and amortization, and after adjustments for less than 100% owned partnerships and joint ventures) per common share and cash flow. Since the beginning of 1994 through the date hereof, we have grown our hotel portfolio, directly or through our respective subsidiaries, by 105 full-service hotels representing more than 48,000 rooms for an aggregate purchase price of approximately $6.2 billion. Based upon data provided by Smith Travel Research, we believe that our full-service hotels outperform the industry's average occupancy rate by a significant margin. Our full-service hotels averaged 78.8% occupancy for 1998, for comparable properties, compared to a 71.1% average occupancy for our competitive set. Our competitive set refers to hotels in the upscale and luxury full-service segment of the lodging industry, the segment which is most representative of our full-service hotels, and consists of Marriott Hotels, Resorts and Suites; Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Red Lion; Sheraton; Westin; and Wyndham.

  One commonly used indicator of market performance for hotels is REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the product of the average daily room rate charged and the average daily occupancy achieved. The relatively high occupancy rates of our hotels, along with increased demand for full-service hotel rooms, have allowed the managers of our hotels to increase average daily room rates by selectively raising room rates and by replacing certain discounted group business with higher-rate group and transient business. As a result, on a comparable basis, REVPAR for our full-service properties increased approximately 7.3% and 12.6% in 1998 and 1997, respectively.

  Although competition for acquisitions has increased, we believe that the upscale and luxury full-service segments of the market offer opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value. We intend to increase our pool of potential acquisition candidates by considering acquisitions of select non-Marriott and non-Ritz-Carlton hotels that offer long-term growth potential and are consistent with the overall quality of our current portfolio. We will focus on upscale and luxury full-service properties in difficult to duplicate locations with high barriers to entry, such as hotels located in downtown, airport and resort/convention locations, which are operated by quality managers. We believe this ability to acquire hotel properties operated by a variety of quality managers under long-term contracts represents a strategic advantage over a number of competitors. For example, in December 1998, we consummated the Blackstone Acquisition for approximately $1.55 billion in a combination of OP Units, assumed debt, and other consideration.

  In certain circumstances, we have improved the results of under-performing hotels by converting them to the Marriott brand. In general, based upon data provided by Smith Travel Research, we believe that the Marriott brand has consistently outperformed the industry. Demonstrating the strength of the Marriott brand name, our comparable properties generated a 26% REVPAR premium over our competitive set for 1998. Accordingly, management anticipates that any additional full-service properties acquired in the future and converted from other brands to the Marriott brand should achieve higher occupancy rates and average room rates than has previously been the case for those properties as the properties begin to benefit from Marriott's brand name recognition, reservation system and group sales organization. Of our 105 full-service hotels acquired from the beginning of 1994 through the date hereof, sixteen were converted to the Marriott brand following their acquisition although such opportunities have been more limited recently.

  We also plan to selectively develop new upscale and luxury full-service hotels in major urban markets and convention/resort locations with strong growth prospects, unique or difficult to duplicate sites, high barriers to entry for other new hotels and limited new supply. We intend to target only development projects that show promise of providing financial returns that represent a premium to acquisitions. In 1997, Host Marriott announced that it would develop the 717-room Tampa Convention Center Marriott for $104 million, including a $16 million subsidy provided by the City of Tampa.

  We believe we are well qualified to pursue our acquisition and development strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets.

Recent Acquisitions, Dispositions and Developments

  In January 1998, one of our subsidiaries acquired an additional interest in Atlanta Marquis, which owns an interest in the 1,671-room Atlanta Marriott Marquis Hotel, for approximately $239 million, including the assumption of approximately $164 million of mortgage debt. It previously owned a 1.3% general and limited partnership interest. As noted above, the remaining limited partner interests in Atlanta Marquis were acquired as part of the REIT conversion.

  In March 1998, one of our subsidiaries acquired a controlling interest in the partnership that owns three hotels: the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. In the second quarter of 1998, one of our subsidiaries acquired the partnership that owns the 289-room Park Ridge Marriott in Park Ridge, New Jersey for $24 million. It previously owned a 1% managing general partner interest and a note receivable interest in such partnership. In addition, our subsidiary acquired the 281-room Ritz-Carlton, Phoenix for $75 million, the 397-room Ritz-Carlton, Tysons Corner in Virginia for $96 million and the 487-room Torrance Marriott near Los Angeles, California for $52 million. In the third quarter of 1998, Host Marriott acquired the 308-room Ritz-Carlton, Dearborn for approximately $65 million; a subsidiary of Host Marriott also acquired the 336-room Ritz-Carlton, San Francisco for approximately $161 million, and Host Marriott acquired the 404-room Memphis Crowne Plaza (which was converted to the Marriott brand upon acquisition) for approximately $16 million. These assets are currently held by the operating partnership and its subsidiaries.

  As noted above, in December 1998, we completed acquisitions of eight public partnerships and interests in four private partnerships which own or control 28 properties and we consummated the Blackstone Acquisition. The Blackstone hotel portfolio is one of the premier collections of hotel real estate properties which includes: the 449-room Ritz-Carlton, Amelia Island; the 275-room Ritz-Carlton, Boston; the 793-room Hyatt Regency Burlingame at San Francisco Airport; the 469-room Hyatt Regency Cambridge, Boston; the 514-room Hyatt Regency Reston, Virginia; the 439-room Grand Hyatt Atlanta; the 365-room Four Seasons Philadelphia; the 246-room Four Seasons Atlanta; the 494-room Drake (Swissotel) New York; the 630-room Swissotel Chicago; the 498-room Swissotel Boston and the 348-room Swissotel Atlanta. Additionally, the transaction included: a $65.6 million first mortgage loan on the 285-room Four Seasons Beverly Hills; two office buildings in Atlanta--the offices at The Grand (97,879 sq. ft.) and the offices at the Swissotel (67,110 sq. ft.); and a 25% interest in the Swissotel U.S. management company (which was transferred to Crestline).

  During 1997, we or our subsidiaries acquired, or purchased controlling interests in, 17 full-service hotels, containing 8,624 rooms, for an aggregate purchase price of approximately $765 million (including the assumption of approximately $418 million of debt). Our subsidiaries also completed the acquisition of the 504-room New York Marriott Financial Center following the acquisition of the mortgage on the hotel for $101 million in late 1996.

  In 1997, we or our subsidiaries acquired, or obtained controlling interests in, five affiliated partnerships, adding 10 hotels to our portfolio. In January 1997, a subsidiary of Host Marriott acquired a controlling interest in MHP. MHP owns the 1,503-room Marriott Orlando World Center and a 50.5% interest in the 624-room Marriott Harbor Beach Resort. In April, a subsidiary of Host Marriott acquired a controlling interest in the 353-room Hanover Marriott. In the fourth quarter, a subsidiary of Host Marriott acquired the Chesapeake Hotel Limited Partnership. This partnership owns the 430-room Boston Marriott Newton; the 681-room Chicago Marriott O'Hare; the 595-room Denver Marriott Southeast; the 588-room Key Bridge Marriott in Virginia; the 479-room Minneapolis Airport Marriott in Minnesota; and the 221-room Saddle Brook Marriott in New Jersey. In December 1997, a subsidiary obtained a controlling interest in the partnership that owns the 884-room Marriott's Desert Springs Resort and Spa in California and acquired the remaining interests in December 1998 as part of the REIT conversion.

  In addition to investments in partnerships in which we already held minority interests, we have been successful in adding properties to our portfolio through partnership arrangements with either the seller of the property or the incoming managers (typically Marriott International or a Marriott franchisee). We have the financial flexibility and, due to our existing private partnership investment portfolio, the administrative infrastructure in place to accommodate such arrangements. We view this ability as a competitive advantage and expect to enter into similar arrangements to acquire additional properties in the future.

  Through subsidiaries, we currently own four Canadian properties, with 1,636 rooms, and will continue to evaluate other attractive acquisition opportunities in Canada. In addition, the overbuilding and economic stress currently being experienced in some European and Pacific Rim countries may eventually lead to additional international acquisition opportunities. We will acquire international properties only when such acquisitions achieve satisfactory returns after adjustments for currency and country risks and tax consequences.

  We may also expand certain existing hotel properties where strong performance and market demand exists. Expansions to existing properties create a lower risk to us as the success of the market is generally known and development time is significantly shorter than new construction. We recently began construction on a 500-room expansion and an additional 15,000 square feet of meeting space to the 1,503-room Marriott Orlando World Center, which is due to be completed in early 2000. In July 1998, a subsidiary purchased a 13-acre parcel of land for the development of a 295-room Ritz-Carlton that will serve as an extension of the 463-room Ritz-Carlton, Naples, which was purchased in September 1996. The existing hotel just completed room, restaurant and public space refurbishment and is in the process of adding a world-class spa. In addition, a subsidiary of one of the non-controlled subsidiaries has entered into a joint venture through which it owns 49% of the surrounding newly developed 27-hole world-class Greg Norman designed golf course development. The golf course joint venture was transferred to a non-controlled subsidiary in connection with the REIT conversion. The total investment by the operating partnership in expansions and improvements of the Ritz-Carlton, Naples property is expected to be approximately $97 million.

  In February 1999, we sold the Minneapolis/Bloomington Marriott for $35 million and recorded a gain on the sale of approximately $13 million. We also may selectively dispose of other hotel assets where we believe we can earn higher returns on our invested capital.

Hotel Lodging Industry

  The lodging industry posted strong gains in 1998 as higher average daily rates drove increases in revenue per available room, or REVPAR. Over the last five years, the lodging industry has benefited from a favorable supply/demand imbalance, driven in part by low construction levels in our submarkets combined with high gross domestic product (GDP) growth. Recently, however, supply has begun to moderately outpace demand, causing slight declines in occupancy rates in the upscale and luxury full-service segments in which we operate. According to Smith Travel Research, supply in our competitive set increased 1.2% for the year ended December 31, 1998 versus the same period one year ago while demand in our competitive set decreased 0.3% for the same period. At the same time, occupancy declined 1.5% in our competitive set for the year ended December 31, 1998 versus the same period one year ago.

  These declines in occupancy, however, were more than offset by increases in average daily rates which generated higher REVPAR. According to Smith Travel Research, for the year ended December 31, 1998, average daily rate and REVPAR for our competitive set increased 6.5% and 5.0%, respectively, versus the same period one year ago. The current amount of excess supply in the lodging industry is relatively moderate and much less severe than that experienced in the lodging industry beginning in 1989, in part because of the greater financial discipline and lending practices imposed by financial institutions and public markets today relative to those during the late 1980's.

  Within the upscale and luxury full-service segment, our hotels have outperformed the overall sector. The attractive locations of our hotels, the limited availability of new building sites for new construction of competing full-service hotels, and the lack of availability of financing for new full-service hotels has allowed us to maintain REVPAR and average daily rate premiums over our competitors in these service segments. On a comparable basis, average daily rates for our full service hotels increased 6.9% during 1998 compared with 1997. The increase in average daily rate helped generate a strong increase in comparable hotel REVPAR of 7.3% for the same period. Furthermore, because our lodging operations have a high fixed-cost component, increases in REVPAR generally yield greater percentage increases in EBITDA. While we do not benefit directly from increases in EBITDA levels at our properties due to the structure of our leases, we should benefit from such increases due to expected higher market valuations of our properties based on such elevated EBITDA levels.

  We believe that the current environment of excess supply will most likely continue over the next twelve to eighteen months, although any excess supply is expected to be moderate given the fact that demand is expected to grow at the same 1% to 2% rate as projected GDP and new construction has been limited by capital constraints. Given the relatively long lead time to develop urban, convention and resort hotels, we believe that growth in room supply in upscale and luxury full-service sub-markets in which we operate will remain moderate through the year 2000. However, there can be no assurance that growth in supply will remain moderate or that REVPAR and EBITDA will continue to improve.

Hotel Lodging Properties

  Our lodging portfolio currently consists of 125 upscale and luxury full service hotels with approximately 58,000 rooms. Our hotel lodging properties represent quality assets in the upscale and luxury full-service lodging segments. All but thirteen of our hotel properties are currently operated under the Marriott or Ritz-Carlton brand names.

  To maintain the overall quality of our lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For the fiscal years 1998, 1997 and 1996, we spent $165 million, $129 million and $87 million, respectively, on capital improvements to existing properties. As a result of these expenditures, we will be able to maintain high quality rooms at our properties.

  Our hotels average nearly 465 rooms. Thirteen of our hotels have more than 750 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. Our hotels primarily serve business and pleasure travelers and group meetings at locations in downtown and suburban areas, near airports and at resort convention locations throughout the United States. The properties are generally well situated in locations where there are significant barriers to entry by competitors including downtown areas of major metropolitan cities at airports and resort/convention locations where there are limited or no development sites. Marriott International serves as the manager for 99 of our 125 hotels and all but 13 are part of Marriott International's full-service hotel system. The Marriott brand name has consistently delivered occupancy and REVPAR premiums over other brands. Based upon data provided by Smith Travel Research, our comparable properties have an eight percentage point occupancy premium and a 26% REVPAR premium over the competitive set for 1998.

  The average age of our properties is sixteen years, although several of the properties have had substantial, more recent renovations or major additions. In 1998, a subsidiary substantially completed a two-year $25 million dollar capital improvement program at the New Orleans Marriott which included renovations to all guest rooms, refurbishment of ballrooms and restaurant updates. In early 1998, a subsidiary of Host Marriott completed a $15 million capital improvement program at the Denver Marriott Tech Center. The program included replacement of guestroom interiors, remodeling of the lobby, ballroom, meeting rooms and corridors, as well as renovations to the exterior of the building.

  A number of our full-service hotel acquisitions such as the Memphis Marriott which was acquired in 1998 were converted to the Marriott brand upon acquisition. The conversion of these properties to the Marriott brand is intended to increase occupancy and room rates as a result of Marriott International's nationwide marketing and reservation systems, its Marriott Rewards program, group sales force, as well as customer recognition of the Marriott brand name. The invested capital with respect to these properties is primarily used for the improvement of common areas, as well as upgrading soft and hard goods (i.e., carpets, drapes, paint, furniture and additional amenities). The conversion process typically causes periods of disruption to these properties as selected rooms and common areas are temporarily taken out of service. Historically, the conversion properties have shown improvements as the benefits of Marriott International's marketing and reservation programs, group sales force and customer service initiatives take hold. In addition, these properties have generally been integrated into Marriott International's systems covering purchasing and distribution, insurance, telecommunications and payroll processing.

  The chart below sets forth performance information for our comparable hotels:

                                                                1998     1997
                                                               -------  -------
Comparable Full-Service Hotels(1)
Number of properties..........................................      78       78
Number of rooms...............................................  38,589   38,589
Average daily rate............................................ $142.67  $133.45
Occupancy percentage..........................................    78.8%    78.5%
REVPAR........................................................ $112.39  $104.79
REVPAR % change...............................................     7.3%     --

--------
(1) Consists of the 78 properties owned directly or indirectly by us for the entire 1998 and 1997 fiscal years, respectively. These properties, for the respective periods, represent the "comparable properties". Properties held for less than all of the periods discussed above, respectively, are not considered comparable.

  The chart below sets forth certain performance information for our hotels:

                                                     1998       1997     1996
                                                    -------    -------  -------
Number of properties...............................     126(1)      95       79
Number of rooms....................................  58,445(1)  45,718   37,210
Average daily rate................................. $140.35    $133.74  $119.94
Occupancy percentage...............................    77.7%      78.4%    77.3%
REVPAR............................................. $109.06    $104.84  $ 92.71

--------
(1) Number of properties and rooms as of December 31, 1998 and includes 25 properties (9,965 rooms) acquired in the public partnerships merger and the Blackstone Acquisition.

  The following table presents full service hotel information by geographic region for 1998:

                          Number   Average Number   Average       Average
Geographic Region        of Hotels of Guest Rooms Occupancy(1) Daily Rate(1) REVPAR(1)
-----------------        --------- -------------- ------------ ------------- ---------
Atlanta.................     11         486          72.3%        $139.25     $100.67
Florida.................     13         513          78.9%         141.22      111.45
Mid-Atlantic............     17         364          76.5%         122.56       93.75
Midwest.................     17         369          74.5%         114.71       85.41
New York................     12         631          85.2%         183.21      156.18
Northeast...............     11         379          78.9%         107.93       85.13
South Central...........     18         497          77.0%         123.94       95.46
Western.................     27         491          78.1%         150.80      117.76
Average--All regions....    126         463          78.0%         140.38      109.44

--------
(1) The operating results of the 25 properties acquired through the Blackstone Acquisition and the merger of the public partnerships are not included.

  During 1995 and 1996, we divested virtually all of our limited-service hotel properties through the sale and leaseback of 53 Courtyard properties and 18 Residence Inn properties. During 1998, limited-service properties represented less than 2% of our EBITDA from hotel properties and we expect this percentage to continue to decrease as we continue to acquire full service properties. These 71 properties that we lease continue to be reflected in our revenues. The Courtyard and Residence Inn properties are subleased to subsidiaries of Crestline under sublease agreements and are managed by Marriott International under long-term management agreements. The owners of the 71 limited-services properties that we lease have not yet consented to the subleases but have agreed to waive any defaults under the related leases until April 23, 1999, to provide us with additional time to obtain such consents (which could require modifications in the terms of the sublease and structural or other changes related thereto). If such consents are not obtained, we may be required to terminate the subleases and contribute to a non-controlled subsidiary our equity interests in the subsidiaries leasing the properties. This change would have the effect of reducing our revenues by $297 million and $282 million for 1998 and 1997, respectively, and increasing our net income by approximately $5 million and $4 million for 1998 and 1997, respectively.

  The following table sets forth as of March 1, 1999, the location and number of rooms relating to each of our 125 hotels. All of the properties are leased to a subsidiary of Crestline and operated under Marriott brands by Marriott International, unless otherwise indicated.

Location                                                         Rooms
--------                                                         ------
Alabama
 Grand Hotel Resort and Golf
  Club..........................................................    306
Arizona
 Mountain Shadows Resort........................................    337
 Scottsdale Suites..............................................    251
 The Ritz-Carlton, Phoenix......................................    281
California
 Coronado Island Resort(1)(2)...................................    300
 Costa Mesa Suites..............................................    253
 Desert Springs Resort and Spa..................................    884
 Fullerton(2)...................................................    224
 Hyatt Regency, Burlingame(3)...................................    793
 Manhattan Beach(1)(2)(4).......................................    380
 Marina Beach(1)(2).............................................    368
 Newport Beach..................................................    570
 Newport Beach Suites...........................................    250
 Ontario Airport(4).............................................    299
 Sacramento Airport(2)(3)(7)....................................     85
 San Diego Marriott Hotel and
  Marina(2)(6)..................................................  1,355
 San Diego Mission Valley(4)(7).................................    350
 San Francisco Airport..........................................    684
 San Francisco Fisherman's
  Wharf(4)......................................................    285
 San Francisco Moscone Center(2)................................  1,498
 San Ramon(2)...................................................    368
 Santa Clara(2).................................................    754
 The Ritz-Carlton, Marina del
  Rey(2)........................................................    306
 The Ritz-Carlton, San Francisco................................    336
 Torrance.......................................................    487
Colorado
 Denver Southeast(2)............................................    595
 Denver Tech Center(1)..........................................    625
 Denver West(2).................................................    307
 Marriott's Mountain Resort at
  Vail(1).......................................................    349
Connecticut
 Hartford/Farmington............................................    380
 Hartford/Rocky Hill(2).........................................    251
Florida
 Fort Lauderdale Marina(2)......................................    580
 Harbor Beach Resort(2)(5)(6)(7)................................    624
 Jacksonville(2)(4).............................................    256
 Miami Airport(2)...............................................    782
 Miami Biscayne Bay(2)..........................................    605
 Orlando World Center...........................................  1,503
 Palm Beach Gardens(4)..........................................    279
 Singer Island Holiday Inn(3)...................................    222
 Tampa Airport(2)...............................................    295
 Tampa Westshore(2).............................................    309
 The Ritz-Carlton, Amelia Island................................    449
 The Ritz-Carlton, Naples.......................................    463
Georgia
 Atlanta Marriott Marquis(6)....................................  1,671
 Atlanta Midtown Suites(2)......................................    254
Georgia (Continued)
 Atlanta Norcross...............................................    222
 Atlanta Northwest..............................................    400
 Atlanta Perimeter(2)...........................................    400
 Four Seasons, Atlanta(3).......................................    246
 Grand Hyatt, Atlanta(3)........................................    439
 JW Marriott Hotel at Lenox(2)..................................    371
 Swissotel, Atlanta(3)..........................................    348
 The Ritz-Carlton, Atlanta(2)...................................    447
 The Ritz-Carlton, Buckhead.....................................    553
Illinois
 Chicago/Deerfield Suites.......................................    248
 Chicago/Downers Grove Suites...................................    254
 Chicago/Downtown Courtyard.....................................    334
 Chicago O'Hare(2)..............................................    681
 Chicago O'Hare Suites(2).......................................    256
 Swissotel, Chicago(3)..........................................    630
Indiana
 South Bend(2)..................................................    300
Louisiana
 New Orleans....................................................  1,290
Maryland
 Bethesda(2)....................................................    407
 Gaithersburg/Washingtonian
  Center........................................................    284
Massachusetts
 Boston/Newton..................................................    430
 Hyatt Regency, Cambridge(3)....................................    469
 Swissotel, Boston(3)...........................................    498
 The Ritz-Carlton, Boston.......................................    275
Michigan
 The Ritz-Carlton, Dearborn.....................................    308
 Detroit Livonia................................................    224
 Detroit Romulus................................................    245
 Detroit Southfield.............................................    226
Minnesota
 Minneapolis City Center(2).....................................    583
 Minneapolis Southwest(4)(7)....................................    320
Missouri
 Kansas City Airport(2).........................................    382
New Hampshire
 Nashua.........................................................    251
New Jersey
 Hanover........................................................    353
 Newark Airport(2)..............................................    590
 Park Ridge(2)..................................................    289
 Saddle Brook...................................................    221
New Mexico
 Albuquerque(2).................................................    411
New York
 Albany(4)(7)...................................................    359
 New York Marriott Financial
  Center........................................................    504
 New York Marriott Marquis(2)(6)................................  1,919
 Marriott World Trade
  Center(1)(2)..................................................    820
 Swissotel, The Drake(3)........................................    494

Location                                                                Rooms
--------                                                                -----
North Carolina
 Charlotte Executive Park(4)..........................................    298
 Greensboro/Highpoint(2)..............................................    299
 Raleigh Crabtree Valley..............................................    375
 Research Triangle Park...............................................    224
Ohio
 Dayton...............................................................    399
Oklahoma
 Oklahoma City........................................................    354
 Oklahoma City Waterford(1)(4)........................................    197
Oregon
 Portland.............................................................    503
Pennsylvania
 Four Seasons, Philadelphia(3)........................................    365
 Philadelphia Convention
  Center(2)...........................................................  1,200
 Philadelphia Airport(2)..............................................    419
 Pittsburgh City Center(1)(2)(4)......................................    400
Tennessee
 Memphis(1)(2)........................................................    404
Texas
 Dallas/Fort Worth Airport............................................    492
 Dallas Quorum(2).....................................................    547
 El Paso(2)...........................................................    296
 Houston Airport(2)...................................................    566
 Houston Medical Center(2)............................................    386
 JW Marriott Houston..................................................    503
 Plaza San Antonio(1)(2)(4)...........................................    252
 San Antonio Rivercenter(2)...........................................    999
 San Antonio Riverwalk(2).............................................    500
Utah
 Salt Lake City(2)....................................................    510
Virginia
 Dulles Airport(2)....................................................    370
 Fairview Park(2).....................................................    395
 Hyatt Regency, Reston(3).............................................    514
 Key Bridge(2)........................................................    588
 Norfolk Waterside(2)(4)..............................................    404
 Pentagon City Residence Inn..........................................    300
 The Ritz-Carlton, Tysons
  Corner(2)...........................................................    397
 Washington Dulles Suites.............................................    254
 Westfields(1)........................................................    335
 Williamsburg(1)......................................................    295
Washington
 Seattle SeaTac Airport...............................................    459
Washington, DC
 Washington Metro Center(1)...........................................    456
Canada
 Calgary(1)...........................................................    380
 Toronto Airport......................................................    423
 Toronto Eaton Center(2)..............................................    459
 Toronto Delta Meadowvale(3)..........................................    374
                                                                       ------
TOTAL................................................................. 57,975
                                                                       ======

--------
(1) This property was converted to the Marriott brand after acquisition.
(2) The land on which this hotel is built is leased under one or more long-term lease agreements.
(3) This property is not operated under the Marriott brand and is not managed by Marriott International.
(4) This property is operated as a Marriott franchised property.
(5) This property is leased to Marriott International.
(6) This property is not wholly owned by the operating partnership.
(7) This property is not leased to Crestline.

Investments in Affiliated Partnerships

  The operating partnership and certain of its subsidiaries also manage our partnership investments and conduct the partnership services business. As previously discussed, in connection with the REIT conversion, the non-controlled subsidiaries were formed to hold various assets. The direct ownership of those assets by us or the operating partnership could jeopardize our status as a REIT or the operating partnership's treatment as a partnership for federal income tax purposes. Substantially all our general and limited partner interests in partnerships owning 220 limited-service hotels were held by the non-controlled subsidiaries at year end. Additionally, of the 20 full-service hotels in which we had general and limited partner interests 13 were acquired by the operating partnership, two were sold, four were transferred to the non-controlled subsidiary and one was retained.

  The managing general partner of the partnership retained is responsible for the day-to-day management of the partnership operations, which generally includes payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. As the general partner, we are reimbursed for the cost of providing these services subject to limitations in certain cases.

  The partnership hotel is currently operated under a management agreement with Marriott International or its subsidiaries. As the general partner, we oversee and monitor Marriott International and its subsidiaries' performance pursuant to these agreements.

  Cash distributions provided from these partnerships including distributions related to partnerships sold, transferred or acquired in 1998 are tied to the overall performance of the underlying properties and the overall level of debt. Distributions from these partnerships to us were $2 million in 1998 and $5 million in each of 1997 and 1996. All debt of these partnerships is nonrecourse to us and our subsidiaries, except that we are contingently liable under various guarantees of debt obligations of certain of the limited-service partnerships.

Marketing

  As of March 1, 1999, 99 of our 125 hotel properties were managed by Marriott International as Marriott or Ritz-Carlton brand hotels. Thirteen of the 26 remaining hotels are operated as Marriott brand hotels under franchise agreements with Marriott International. We believe that these Marriott-managed and franchised properties will continue to enjoy competitive advantages arising from their participation in the Marriott International hotel system. Marriott International's nationwide marketing programs and reservation systems as well as the advantage of the strong customer preference for Marriott brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business in the Marriott hotel system is enhanced by the Marriott Rewards program, which expanded the previous Marriott Honored Guest Awards program. Marriott Rewards membership includes more than 7.5 million members.

  The Marriott reservation system provides Marriott reservation agents complete descriptions of the rooms available for sale and up-to-date rate information from the properties. The reservation system also features connectivity to airline reservation systems, providing travel agents with access to available rooms inventory for all Marriott and Ritz-Carlton lodging properties. In addition, software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott or Ritz-Carlton brand property with available rooms when a caller's first choice is fully occupied. Our website (www.hostmarriott.com) currently permits users to connect to the Marriott reservation system to reserve rooms in its hotels.

Competition

  Our hotels compete with several other major lodging brands in each segment in which they operate. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. Although the competitive position of each of our hotel properties differs from market to market, we believe that our properties compare favorably to their competitive set in the markets in which they operate on the basis of these factors. The following table presents key participants in segments of the lodging industry in which we compete:

       Segment                       Representative Participants
       -------                       ---------------------------
 Luxury Full-Service  Ritz-Carlton; Four Seasons
 Upscale Full-Service Crown Plaza; Doubletree; Hyatt; Hilton; Marriott Hotels,
                      Resort and Suites; Radisson; Red Lion; Sheraton;
                      Swissotel; Westin; Wyndham

Other Real Estate Investments

  We have lease and sublease activity relating primarily to Host Marriott's former restaurant operations. Additionally, as part of the Blackstone Acquisition, we acquired 165,000 square feet of office space in two buildings in Atlanta. Prior to the REIT conversion, we owned 12 undeveloped parcels of vacant land, totaling approximately 83 acres, originally purchased primarily for the development of hotels or senior living communities, which are now owned by one of the non-controlled subsidiaries.

Employees

  We are managed by our Board of Directors and we have no employees who are not employees of the operating partnership.

  Currently, the operating partnership has approximately 175 management employees, and approximately 16 other employees which are covered by a collective bargaining agreement that are subject to review and renewal on a regular basis. We believe that we and our managers have good relations with labor unions and have not experienced any material business interruptions as a result of labor disputes.

Environmental and Regulatory Matters

  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for any such costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, no assurance can be given that a material environmental claim will not be asserted against us.

The Leases

  In order for us to qualify as a REIT and for the operating partnership to be treated as a partnership for federal income tax purposes, neither we nor the operating partnership may operate our hotels or related properties. Accordingly, we lease the hotels to the lessees, which are primarily wholly owned, indirect subsidiaries of Crestline.

  Lessees. There generally is a separate lessee for each hotel or group of hotels that is owned by a separate subsidiary of the operating partnership. Each lessee is generally a Delaware limited liability company, whose purpose is limited to acting as lessee under the applicable lease(s).

  For those hotels where it is the manager, Marriott International or a subsidiary has a non-economic membership interest in the lessee entitling it to certain voting rights but no economic rights. The operating agreements for such lessees provide that the Crestline member of the lessee has full control over the management of the business of the lessee, except with respect to certain decisions for which the consent of the members or partners and the manager are required. These decisions are:

  . dissolving, liquidating, consolidating, merging, selling or leasing all or substantially all of the assets of the lessee;

  . engaging in any other business or acquiring any assets or incurring any liabilities not reasonably related to the conduct of the lessee's business;

  . instituting voluntary bankruptcy or similar proceedings or consenting to involuntary bankruptcy or similar proceedings;

  . terminating the management agreement relating to the lessee's hotel, other than by reason of a breach by the manager or upon exercise of express termination rights in the management agreement;

  . challenging the status or rights of the manager or the enforceability of the manager's consent rights; or

  . incurring debt in excess of certain limits.

Upon any termination of the applicable management agreement, these special voting rights of Marriott International (or its subsidiary) will cease.

  Lease terms. Each lease has a fixed term ranging generally from seven to ten years, depending upon the lease, subject to earlier termination upon the occurrence of certain contingencies described in the lease, including, particularly, the provisions described below under "--Damage or Destruction," "--Termination of the Leases upon Disposition of Full-Service Hotels" and "-- Termination of the Leases upon Changes in Tax Laws".

  Minimum rent; percentage rent; additional charges. Each lease requires the lessee to pay (1) minimum rent in a fixed dollar amount per annum plus (2) to the extent it exceeds minimum rent, percentage rent based upon specified percentages of aggregate sales from the applicable hotel, including room sales, food and beverage sales and other income ("Gross Revenues"), in excess of specified thresholds.

  Minimum rent is a fixed dollar amount specified in each lease less the FF&E adjustment (which is described under "--Personal Property Limitation" below). Any amounts other than minimum rent and percentage rent due to the lessor under the leases are referred to as "additional charges".

  The amount of minimum rent and the percentage rent thresholds are to be adjusted each year. The annual adjustment with respect to minimum rent equals a percentage of any increase in the Consumer Price Index, or CPI, during the previous twelve months. The annual adjustment with respect to percentage rent thresholds is a specified percentage equal to the weighted average of a percentage of any increase in CPI plus a specified percentage of any increase in a regional labor cost index agreed upon by the lessor and the lessee during the previous twelve months. Neither minimum rent nor percentage rent thresholds will be decreased because of the annual adjustment.

  Rental payments will be made on a fiscal year basis. The "fiscal year" means the fiscal year used by the manager. Payments of rent are to be made within two business days after the required payment date under the management agreement for each accounting period. "Accounting period" means, for those hotels where Marriott International is the manager, any of the thirteen four-week accounting periods which are used in the manager's accounting system. Rent payable for each accounting period will be the sum of (1) the excess (if any) of (x) the greater of cumulative minimum rent year-to-date or cumulative percentage rent year-to-date over (y) the total amount of minimum rent and percentage rent paid year-to-date plus (2) any additional charges due. If the total amount of minimum rent and percentage rent paid year-to-date, as of any rent payment date, is greater than both cumulative minimum rent year-to-date and cumulative percentage rent year-to-date, then the lessor must remit the difference to the lessee.

  The leases generally provide for a rent adjustment in the event of damage, destruction, partial taking, certain capital expenditures or an FF&E adjustment.

  Lessee expenses. Each lessee is responsible for paying all of the expenses of operating the applicable hotel(s), including all personnel costs, utility costs and general repair and maintenance of the hotel(s). The lessee also is responsible for all fees payable to the applicable manager, including base and incentive management fees, chain services payments and franchise or system fees, with respect to periods covered by the term of the lease. The lessee is not obligated to bear the cost of any capital improvements or capital repairs to the hotels or the other expenses to be borne by the lessor, as described below.

  Lessor expenses. The lessor (typically, the operating partnership or its subsidiary) is responsible for the following expenses: real estate taxes, personal property taxes (to the extent the lessor owns the personal property), casualty insurance on the structures, ground lease rent payments, required expenditures for FF&E (including maintaining the FF&E reserve, to the extent such is required by the applicable management agreement) and capital expenditures.

  The consent of the lessor is required for any capital expenditures (except in an emergency or where the owner's consent is not required under the management agreement) or a change in the amount of the FF&E reserve payment.

  Crestline guarantee. Crestline and certain of its subsidiaries have entered into a limited guarantee of the lease and management agreement obligations of each lessee. For each of four identified "pools" of hotels, the cumulative limit of the guarantee at any time is 10% of the aggregate rents under all leases in such pool paid with respect to the preceding thirteen full accounting periods (with an annualized amount based upon the minimum rent for those leases that have not been in effect for thirteen full accounting periods). In the event of a payment default under any lease or failure of Crestline to maintain certain minimum net worth or debt service coverage ratios, the obligations under the guarantees of leases in each pool are secured by excess cash flow of each lessee in such pool. Such excess cash flow will be collected, held in a cash collateral account, and disbursed in accordance with agreed cash management procedures.

  Security. The obligations of the lessee are secured by a pledge of all personal property (tangible and intangible) of the lessee related to or used in connection with the operation of the hotels (including any cash and receivables from the manager or others held by the lessee as part of working capital).

  Working capital. Each lessor sold the existing working capital, including inventory and fixed asset supplies (as defined in the Uniform System of Accounts for Hotels) and receivables due from the manager, net of accounts payable and accrued expenses to the applicable lessee upon the commencement of the lease at a price equal to the fair market value of such assets. The purchase price is represented by a note evidencing a loan that bears interest at a rate per annum equal to the long-term applicable federal rate in effect on the commencement of the lease. Interest owed on the working capital loan is due simultaneously with each periodic rent payment and the amount of each payment of interest will be credited against such rent payment. The principal amount of the working capital loan will be payable upon termination of the lease. At the termination or expiration of the lease, the lessee will sell to the lessor the then existing working capital at a price equal to the value of such assets at that time. The lessor will pay the purchase price of the working capital by offsetting the purchase price against the outstanding principal balance of the working capital loan. To the extent that the value of the working capital delivered to the lessor exceeds the value of the working capital delivered by the lessor to the lessee at the commencement of the lease, the lessor will pay to the lessee an amount equal to the difference in cash. To the extent that the value of the working capital delivered to the lessor is less than the value of the working capital delivered by the lessor to the lessee at the commencement of the lease, the lessee will pay to the lessor an amount equal to the difference in cash.

  Termination of leases upon disposition of full-service hotels. In the event the applicable lessor enters into an agreement to sell or otherwise transfer any full-service hotel free and clear of the applicable lease, the lessor must pay the lessee a termination fee equal to the fair market value of the lessee's leasehold interest for the remaining term of the lease. For purposes of determining the fair market value, a discount rate of 12% will be used, and the annual income for each remaining year of the lease will be assumed to be the average annual income generated by the lessee during the three fiscal years preceding the termination date or if the hotel has not been in operation for at least three fiscal years, then the average during the preceding fiscal years that have elapsed, and if the hotel has not been in operation for at least twelve months, then the assumed annual income shall be determined on a pro forma basis. Alternatively, the lessor would be entitled to (1) substitute a comparable hotel or hotels (in terms of economics and quality for the lessor and the lessee as agreed to by the lessee) for any hotel that is sold or (2) sell the hotel subject to the lease (subject to the lessee's reasonable approval if the sale is to an entity that does not have sufficient financial resources and liquidity to fulfill the "owner's" obligations under the management agreement and the lessor's obligations under the lease, or does not satisfy specified character standards) without being required to pay a termination fee. In addition, the lessors collectively and the lessees collectively each have the right to terminate up to twelve leases without being required to pay any fee or other compensation as a result of such termination, but the lessors are permitted to exercise such right only in connection with sales of hotels to an unrelated third party or the transfer of a hotel to a joint venture in which the operating partnership does not have a two-thirds or greater interest.

  Termination of the leases upon changes in tax laws. In the event that changes in the federal income tax laws allow the lessors, or subsidiaries or affiliates of the lessors, to directly operate the hotels without jeopardizing our status as a REIT, the lessors have the right to terminate all, but not less than all, of the leases

(excluding leases of hotels that must still be leased following the tax law change) in return for paying the lessees the fair market value of the remaining terms of the leases, valued in the same manner as provided above under "--Termination of Leases upon Disposition of Hotels". The payments are payable in cash or, subject to certain conditions, shares of our common stock, at the election of the lessor and us.

  Damage or Destruction. If a hotel is partially or totally destroyed and is no longer suitable for use as a hotel (as reasonably determined by the lessor), the lease of such hotel will automatically terminate and the insurance proceeds will be retained by the lessor, except for any proceeds attributable to personal property owned by the lessee or business interruption insurance. In this event, no termination fee will be owed to the lessee. If a hotel is partially destroyed but is still suitable for use as a hotel (as reasonably determined by the lessor), the lessee, subject to the lessor agreeing to release the insurance proceeds to fund the cost of repair and restoration, must apply the insurance proceeds to restore the hotel to its preexisting condition. The lessor must fund any shortfall in insurance proceeds less than or equal to five percent of the estimated cost of repair. The lessor may fund such deficiency, in its sole discretion, in the event the sum of (a) the insurance proceeds and (b) that portion of the insurance deductible, if any, which is greater than 5% of the cost of repair, is less than 95% of the cost of the repair, provided that if the lessor elects not to fund such shortfall, the lessee may terminate the lease and the lessor must pay to the lessee a termination fee equal to the lessee's operating profit for the immediately preceding fiscal year. The term "lessee's operating profit" shall mean for any fiscal year an amount equal to revenues due to the lessee from the leased property after the payment of all expenses relating to the operation or leasing of the leased property less rent paid to the lessor. If and to the extent any damage or destruction results in a reduction of gross revenues which would otherwise be realizable from the operation of the hotel, the lessor will receive all loss of income insurance and the lessee will have no obligation to pay rent, for any accounting period until the effects of the damage are restored, in excess of the greater of (1) one-thirteenth of the total rent paid in the fiscal year prior to the casualty or (2) percentage rent calculated for the current accounting period.

  Events of default. Except as otherwise provided below, and subject to the notice and, in some cases, cure periods in the lease, the lease may be terminated without penalty by the applicable lessor if any of the following events of default (among others) occur:

  . Failure to pay rent within ten days after the due date;

  . Failure to comply with, or observe any of, the terms of the lease (other than the failure to pay rent) for 30 days after notice from the lessor, including failure to properly maintain the hotel (other than by reason of the failure of the lessor to perform its obligations under the lease), such period to be extended for up to an additional 90 days if such default cannot be cured with due diligence within 30 days;

  . Acceleration of maturity of certain indebtedness of the lessee with a principal amount in excess of $1,000,000;

  . Failure of Crestline to maintain minimum net worth or debt service coverage ratio requirements;

  . Filing of any petition for relief, bankruptcy or liquidation by or against the lessee;

  . The lessee voluntarily ceases to operate the hotel for 30 consecutive days, except as a result of a casualty, condemnation or emergency situation;

  . A change in control of Crestline, the lessee or any subsidiary of Crestline that is a direct or indirect parent of the lessee. Unless the change in control involves an adverse party which would include a competitor in the hotel business, a party without adequate financial resources, a party that has been convicted of a felony (or controlled by such a person), or a party who would jeopardize our qualification as a REIT, the lessor must pay a termination fee equal to the lessee's operating profit from the hotel for the immediately preceding fiscal year; or

  . The lessee, the lessee's direct parent or Crestline defaults under the assignment of management agreement, the guarantees described above, the non-competition agreement described below or certain other related agreements between the parties or their affiliates.

  Assignment of lease. A lessee is permitted to sublet all or part of the hotel or assign its interest under its lease, without the consent of the lessor, to any wholly owned and controlled single purpose subsidiary of Crestline, provided that Crestline continues to meet the minimum net worth test and all other requirements of the lease. Transfers to other parties are permitted if approved by the lessor.

  Subordination to qualifying mortgage debt. The rights of each lessee are expressly subordinate to qualifying mortgage debt and any refinancing thereof. A default under the loan documents may result in the termination of the lease by the lender. The lender is not required to provide a non-disturbance agreement to the lessee.

  The lessor is obligated to compensate the lessee, on a basis equal to the lease termination provision described in "--Termination of Leases upon Disposition of Hotels" above, if the lease is terminated because of a non-monetary default under the terms of a loan that occurs because of an action or omission by the lessor (or its affiliates) or a monetary default where there is not an uncured monetary event of default of the lessee. In addition, if any loan is not refinanced in a timely manner, and the loan amortization schedule is converted to a cash flow sweep structure, the lessee has the right to terminate the lease after a twelve-month cure period and the lessor would owe a termination fee as provided above. During any period of time that a cash flow sweep structure is in effect, the lessor must compensate the lessee for any lost revenue resulting from such cash flow sweep. The operating partnership has guaranteed these obligations.

  Personal property limitation. If a lessor reasonably anticipates that the average tax basis of the items of the lessor's FF&E and other personal property that are leased to the applicable lessee will exceed 15% of the aggregate average tax basis of the real and personal property subject to the applicable lease, the following procedures would apply, subject to obtaining lender consent where required:

  . The lessor would acquire any replacement FF&E that would cause the applicable limits to be exceeded, and immediately thereafter the lessee would be obligated either to acquire such excess FF&E from the lessor or to cause a third party to purchase such FF&E.

  . The lessee would agree to give a right of first opportunity to a non-controlled subsidiary of the operating partnership to acquire the excess FF&E and to lease the excess FF&E to the lessee at an annual rental equal to the market leasing factor times the cost of the excess FF&E. If such non-controlled subsidiary does not agree to acquire the excess FF&E and to enter into such lease, then the Lessee may either acquire the excess FF&E itself or arrange for another third party to acquire such excess FF&E and to lease the same to the lessee.

  . The annual rent under the applicable lease would be reduced in accordance with a formula based on market leasing rates for the excess FF&E.

  Certain actions under the leases. The leases prohibit the lessee from taking the following actions with respect to the management agreement without notice to the lessor and, if the action would have a material adverse effect on the lessor, the consent of the lessor:

  . terminate the management agreement prior to the expiration of the term thereof;

  . amend, modify or assign the management agreement;

  . waive (or fail to enforce) any right of the "owner" under the management agreement;

  . waive any breach or default by the manager under the management agreement
    (or fail to enforce any right of the "owner" in connection therewith);

  . agree to any change in the manager or consent to any assignment by the manager; or

  . take any other action which reasonably would be expected to materially adversely affect the lessor's rights or obligations under the management agreement for periods following the termination of the lease (whether upon the expiration of its term or upon earlier termination as provided for therein).

  Change in manager. A lessee is permitted to change the manager or the brand affiliation of a hotel only with the approval of the applicable lessor, which approval may not be unreasonably withheld. Any replacement manager must be a nationally recognized manager with substantial experience in managing hotels of comparable quality. No such replacement can extend beyond the term of the lease without the consent of the lessor, which consent may be withheld in the lessor's sole discretion.

The Management Agreements

 General

  The lessees lease the hotels from the operating partnership or its subsidiaries. Upon leasing the hotels, the lessees assumed substantially all of the obligations of such subsidiaries under the management agreements between those entities and the subsidiaries of Marriott International and other companies that currently manage the hotels. As a result of their assumptions of obligations under the management agreements, the lessees have substantially all of the rights and obligations of the "owners" of the hotels under the management agreements for the period during which the leases are in effect (including the obligation to pay the management and other certain fees thereunder) and hold the operating partnership harmless with respect thereto. The subsidiaries of the operating partnership remain liable for all obligations under the management agreements. See "--Management Services Provided by Marriott International and Affiliates," "--Assignment of Management Agreements".

 Management services provided by Marriott International and affiliates

  General. Under each management agreement related to a Marriott
International-managed hotel, the manager provides complete management services to the applicable lessees in connection with its management of such lessee's hotels.

  Operational services. The managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishment of all room rates, the processing of reservations, procurement of inventories, supplies and services, periodic inspection and consultation visits to the hotels by the managers' technical and operational experts and promotion and publicity of the hotels. The manager receives compensation from the lessee in the form of a base management fee and an incentive management fee, which are normally calculated as percentages of gross revenues and operating profits, respectively.

  Executive supervision and management services. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; provide other administrative and accounting support services, such as planning and policy services, financial planning, divisional financial services, risk planning services, product planning and development, employee planning, corporate executive management, legislative and governmental representation and certain in-house legal services; and protect the "Marriott" trademark and other tradenames and service marks. The manager also provides a national reservations system.

  Chain services. The management agreements require the manager to furnish chain services that are furnished generally on a central or regional basis to hotels in the Marriott hotel system. Such services include: (1) the development and operation of computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation costs of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group level. Costs and expenses incurred in providing such services are allocated among all hotels in the Marriott hotel system managed by the manager or its affiliates and each applicable lessee is required to reimburse the manager for its allocable share of such costs and expenses.

  Working capital and fixed asset supplies. The lessee is required to maintain working capital for each hotel and fund the cost of fixed asset supplies, which principally consist of linen and similar items. The applicable lessee also is responsible for providing funds to meet the cash needs for the operations of the hotels if at any time the funds available from operations are insufficient to meet the financial requirements of the hotels.

  Use of affiliates. The manager employs the services of its affiliates to provide certain services under the management agreements. Certain of the management agreements provide that the terms of any such employment must be no less favorable to the applicable lessee, in the reasonable judgment of the manager, than those that would be available from the manager.

  FF&E replacements. The management agreements generally provide that once each year the manager will prepare a list of FF&E to be acquired and certain routine repairs that are normally capitalized to be performed in the next year and an estimate of the funds necessary therefor. Under the terms of the leases, the lessor is required to provide to the applicable lessee all necessary FF&E for the operation of the hotels (including funding any required FF&E replacements). For purposes of funding the FF&E replacements, a specified percentage (generally 5%) of the gross revenues of the hotel is deposited by the manager into a book entry account. These amounts are treated under the leases as paid by the lessees to the lessor and will be credited against their rental obligations. If the manager determines that more than 5% of the gross revenues of the hotel is required to fund repairs for a certain period, the manager may increase the percentage of gross revenues to be deposited into the FF&E reserve account for such periods. In such event, the lessor may elect to fund such increases through annual increases in the amount deposited by the manager in the FF&E reserve account or to make a lump-sum contribution to the FF&E reserve account of the additional amounts required. If the lessor adopts the first election, the deductions are credited against the rental obligations of the lessee. If the lessor fails to elect either option within thirty days of the request for additional funds or fails to pay the lump-sum within 60 days of its election to do so, the manager may terminate the management agreement. Under certain circumstances, the manager may make repairs in addition to those set forth on its list, but in no event may it expend more than the amount in the FF&E reserve account without the consent of the operating partnership and the lessee.

  Under certain of the management agreements, the lessor must approve the FF&E replacements, including any FF&E replacements proposed by the manager that are not contained on the annual list which was approved by the lessor and the lessee. If the manager and the lessor agree, the lessor would acquire or otherwise provide the FF&E replacements set forth on the approved list. If the lessor and the manager are unable to agree on the list within 60 days of its submission, the lessor would be required to make only those FF&E replacements specified on such list that are no more extensive than the system standards for FF&E replacements that the manager requires for Marriott hotels. For purposes of funding the FF&E replacements required to be paid for by the operating partnership, each management agreement and the lessor's loan agreements require the lessor to deposit a designated amount into the FF&E reserve account periodically. The lessees have no obligation to fund the FF&E reserve accounts (and any amounts deposited therein by the manager from funds otherwise due the lessee under the management agreement will be credited against the lessee's rental obligation).

  Under each lease, the lessor is responsible for the costs of FF&E replacements and for decisions with respect thereto (subject to its obligations to the lessee under the lease).

  Building alterations, improvements and renewals. The management agreements require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. Such estimate must be submitted to the lessor and the lessee for their approval. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager's reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition or in accordance with Marriott standards. The cost of the foregoing is paid from the FF&E reserve account; to the extent that there are insufficient funds in such account, the operating partnership is required to pay any shortfall. Under the management agreements (and the leases), neither the lessor nor the lessee may unreasonably withhold consent to repairs and other changes which are required under applicable law or any of the manager's "life-safety" standards and, if the lessor and the lessee fail to approve any of the other proposed repairs or other changes within 75 days of the request therefor, the manager may terminate the management agreement. Under certain of the other management agreements, if the lessor and the manager are unable to agree on the estimate within 60 days of its submission, the lessor is required to make only those expenditures that are no more extensive than the manager requires for Marriott hotels generally, as the case may be. Under the terms of the leases, the lessor is responsible for the costs of the foregoing items and for decisions with respect thereto (subject to its obligations to the lessees under the leases).

  Service marks. During the term of the management agreements, the service mark "Marriott" and other symbols, logos and service marks currently used by the manager and its affiliates may be used in the operation of the hotels. Marriott International (or its applicable affiliates) intends to retain its legal ownership of these marks. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

  Termination fee. Certain of the management agreements provide that if the management agreement is terminated prior to its full term due to casualty, condemnation or the sale of the hotel, the manager would receive a termination fee as specified in the specific management agreement. Under the leases, the responsibility for the payment of any such termination fee as between the lessee and the lessor depends upon the cause for such termination.

  Termination for failure to perform. Most of the management agreements may be terminated based upon a failure to meet certain financial performance criteria, subject to the manager's right to prevent such termination by making certain payments to the lessee based upon the shortfall in such criteria.

  Events of default. Events of default under the management agreements include, among others, the following:

  . the failure of either party to make payments pursuant to the management agreement within ten days after written notice of such nonpayment has been made;

  . the failure of either party to perform, keep or fulfill any of the covenants, undertakings, obligations or conditions set forth in the management agreement and the continuance of such default for a period of 30 days after notice of said failure or, if such default is not susceptible of being cured within 30 days, the failure to commence said cure within 30 days or the failure thereafter diligently to pursue such efforts to completion;

  . if either party files a voluntary petition in bankruptcy or insolvency or a petition for reorganization under any bankruptcy law or admits that it is unable to pay its debts as they become due;

  . if either party consents to an involuntary petition in bankruptcy or fails to vacate, within 90 days from the date of entry thereof, any order approving an involuntary petition by such party; or

  . if an order, judgment or decree by any court of competent jurisdiction, on the application of a creditor, adjudicating either party as bankrupt or insolvent or approving a petition seeking reorganization or appointing a receiver, trustee, or liquidator of all or a substantial part of such party's assets is entered, and such order, judgment or decree continues unstayed and in effect for any period of 90 days.

  As described above, all fees payable under the management agreements are obligations of the lessees, to be paid by the lessees for so long as the leases remain in effect. The lessees' obligations to pay these fees, however, could adversely affect the ability of one or more lessees to pay base rent or percentage rent payable under the leases, even though such amounts otherwise are due and owing to the lessor. Moreover, the operating partnership remains obligated to the manager to the extent the lessee fails to pay these fees.

  Assignment of management agreements. The management agreements applicable to each hotel have been assigned to the applicable lessee for the term of the lease of such hotel. The lessee is obligated to perform all of the obligations of the lessor under the management agreement during the term of its lease, other than certain retained obligations including, without limitation, payment of real property taxes, property casualty insurance and ground rent, and maintaining a reserve fund for FF&E replacements and capital expenditures, for which the lessor retains responsibility. Although the lessee has assumed obligations of the lessor under the management agreement, the lessor is not released from its obligations and, if the lessee fails to perform any obligations, the manager will be entitled to seek performance by or damages from the lessor. If the lease is terminated for any reason, any new or successor lessee must meet certain requirements for an "approved lessee" or otherwise be acceptable to Marriott International. The requirements for an "approved lessee" include that the entity:

  . has sufficient financial resources and liquidity to fill the obligations under the management agreement;

  . is not in control of or controlled by persons who have been convicted of felonies;

  . is not engaged, or affiliated with any person or entity engaged in the business of operating a branded hotel chain having 5,000 or more guest rooms in competition with Marriott International; and

  . must be a single purpose entity in which Marriott International has a non-economic membership interest with the same rights as it has in the current lessee.

  Any new lease must be in substantially the same form as the current lease or otherwise be acceptable to Marriott International.

Non-competition agreements

  Pursuant to a non-competition agreement entered into in connection with the leases, Crestline has agreed, among other things, that until the earlier of December 31, 2008 and the date on which it is no longer a lessee for more than 25% of the number of the hotels owned by us on December 29, 1998, it will not
(1) own, operate or otherwise control (as owner or franchisor) any full-service hotel brand or franchise, or purchase, finance or otherwise invest in full-service hotels, or act as an agent or consultant with respect to any of the foregoing activities, or lease or manage full-service hotels (other than hotels owned by the operating partnership) if its economic return therefrom would be more similar to returns derived from ownership interests in such hotels except for acquisitions of property used in hotels as to which a subsidiary of Crestline is the lessee, investments in full-service hotels which represent an immaterial portion of a merger or similar transaction or a minimal portfolio investment in another entity, limited investments (whether debt or equity) in full-service hotels as to which a subsidiary of Crestline is the lessee or activities undertaken with respect to its business of providing asset management services to hotel owners, or (2) without our consent, manage any of the hotels owned by the operating partnership, other than to provide asset management services.

  We have agreed with Crestline, among other things, that, (1) until December 31, 2003, we will not purchase, finance or otherwise invest in senior living communities, or act as an agent or consultant with respect to any of the foregoing activities (except for acquisitions of communities which represent an immaterial portion of a merger or similar transaction or for minimal portfolio investments in other entities) and (2) until the earlier of December 31, 2008 and the date on which subsidiaries of Crestline are no longer lessees for more than 25% of the number of the hotels owned by Host Marriott on December 29, 1998, we will not lease, as tenant or subtenant, limited- or full-service hotel properties from any "real estate investment trust" within the meaning of Sections 856 through 859 of the Internal Revenue Code where it will not be the operator or manager of the hotel (other than through a contractual arrangement with a non-affiliated party) and where its rental payments qualify as "rents from real property" within the meaning of Section 856(d) of the Internal Revenue Code, or purchase, finance or otherwise invest in persons or entities which engage in any of the foregoing activities, or act as an agent or consultant with respect to any of the foregoing activities (except for acquisitions of entities which engage in any of the foregoing activities where the prohibited activities represent an immaterial portion of a merger or similar transaction, or minimal portfolio investments in other entities which engage in any of the foregoing activities, or certain leasing arrangements existing on December 29, 1998 or entered into in the future between us and certain other related parties, or by our management of any hotels in which it has an equity interest). In addition, both Crestline and we have agreed not to hire or attempt to hire any of the other company's senior employees at any time prior to December 31, 2000.

  We entered into a noncompetition agreement with Marriott International that defines our rights and obligations with respect to certain businesses operated by each of us. Crestline became an additional party to this agreement at the time its shares were distributed to our stockholders. At that time, we also entered into an agreement with Crestline under which we agreed with Crestline about the allocation between us of the rights to engage in certain activities permitted under the agreement with Marriott International. In general, until October 8, 2000, we and our subsidiaries are prohibited from entering into or acquiring any business that competes with the hotel management business (i.e., managing, operating or franchising full-service or limited-service hotels) as conducted by Marriott International. Pursuant to this agreement, we cannot (1) operate any hotel under a common name with any other hotel we operate or with any hotel operated by Crestline, (2) have a manager (other than Marriott International or one of its affiliates) manage any limited-service hotel for us under a common name with any other limited-service hotel managed by such manager for use or for Crestline, (3) have a manager (other than Marriott International or one of its affiliates) manage more than the greater of (a) 10 full-service hotels under a common name which is a brand other than "Delta," "Four Seasons," "Holiday Inn," "Hyatt" and "Swissotel" (the "Existing Brands") or (b) 25% of any system operated by such manager under a common name which is not an Existing Brand, (4) have a manager (other than Marriott International or one of its affiliates) manage more than the greater of (a) 5 full-service hotels under a common name which is an Existing Brand or (b) 12.5% of any system operated by such manager under a common name which is an Existing Brand, (5) franchise as franchisor any limited-service hotel under a common name with any other limited-service hotel for which we or Crestline is a franchisor or (6) franchise as franchisor more than 10 full-service hotels under a common name.

Item 3. Legal Proceedings

  In connection with the REIT Conversion, the operating partnership assumed all liability arising under legal proceedings filed against us and will indemnify us as to all such matters. We believe all of the lawsuits in which we are a defendant, including the following lawsuits, are without merit and we intend to defend vigorously against such claims; however, no assurance can be given as to the outcome of any of the lawsuits.

  Texas Multi-Partnership Lawsuit. On March 16, 1998, limited partners in several limited partnerships sponsored by us filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. The plaintiffs are seeking unspecified damages. On March 18, 1999, two limited partners in Courtyard by Marriott Limited Partnership filed a class action petition in intervention seeking to convert the lawsuit into a class action. The court has not yet ruled on this petition.

  Atlanta Marquis. Certain limited partners of Atlanta Marriott Marquis Limited Partnership ("AMMLP") filed a putative class action lawsuit, Hiram and Ruth Sturm v. Marriott Marquis Corporation, et al., Case No. 97-CV-3706, in the U.S. District Court for the Northern District of Georgia, on December 12, 1997 against AMMLP's general partner, its directors and us, regarding the merger of AMMLP into a new partnership as part of the refinancing of AMMLP's debt. The plaintiffs allege that the defendants misled the limited partners in order to induce them to approve the AMMLP merger, violated securities regulations and federal roll-up regulations and breached their fiduciary duties to the partners. The plaintiffs sought to enjoin, or in the alternative, rescind the AMMLP merger and damages. The partnership agreement includes provisions which require AMMLP to indemnify the general partners against losses, expenses and fees. On November 13, 1998, the court dismissed all of the federal securities law claims and retained jurisdiction over the state law claims for breach of fiduciary duty and breach of contract.

  Another limited partner of AMMLP sought similar relief and filed a separate lawsuit, styled Poorvu v. Marriott Marquis Corporation, et al., Civil Action No. 16095-NC, on December 19, 1997, in Delaware State Chancery Court. The defendants have filed an answer to the complaint.

  Courtyard II. A group of partners in Courtyard by Marriott II Limited Partnership ("CBM II") filed a lawsuit, Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the

285th Judicial District Court of Bexar County, Texas, against us, Marriott International and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners filed a petition in intervention seeking to convert the lawsuit into a class action. The defendants have filed an answer, the class has been certified, class counsel has been appointed, and discovery is underway. On March 11, 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, filed a plea in intervention to bring additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. This plea also seeks the addition of Ernst & Young, L.L.P. and E&Y Kenneth Leventhal Real Estate Services Co. as additional defendants for their appraisal role in the 1995 refinancing. The original plaintiffs subsequently filed a second amended complaint on March 19, 1999.

  MHP II. Limited partners of Marriott Hotel Properties II Limited Partnership ("MHP II") are asserting putative class claims in lawsuits filed in Palm Beach County Circuit Court on May 10, 1996, Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et al. v. Marriott MHP Two Corporation, et al., Case No. CL-96-4087-AD, and, in Delaware State Chancery Court on April 24, 1996, Cary W. Salter, Jr., et al. v. MHP II Acquisition Corp., et al., respectively, against us and certain of our affiliates alleging that the defendants violated their fiduciary duties and engaged in fraud and coercion in connection with the tender offer for MHP II units.

  The defendants removed the Florida action to the United States District Court for the Southern District of Florida and, after hearings on various procedural motions, the District Court remanded the case to state court on July 25, 1998. The defendants then filed motions to dismiss Rosenblum's fifth amended complaint or, in the alternative, to deny class certification in the state court case. The state court held a hearing on these motions on October 27, 1998 but did not issue a ruling at that time. Thereafter, and prior to any ruling on the defendants' motions, Rosenblum filed a motion seeking leave to file a sixth amended complaint adding allegations relating to the partnership merger of MHP II and adding additional plaintiffs. On February 2, 1999, the court granted Rosenblum's motion to file an amended complaint and denied as moot the defendants' motion to dismiss the earlier complaint.

  On June 12, 1996, the Delaware Chancery Court entered an order denying the Delaware plaintiffs' application to enjoin the tender offer for MHP II units. The Delaware plaintiffs subsequently moved to voluntarily dismiss the Delaware action. The Chancery Court granted this motion, but with the proviso that the plaintiffs could only refile in the Florida federal action. After the District Court's remand of the Rosenblum case to Florida state court, two of the three original Delaware plaintiffs asked the Chancery Court to reconsider its order granting their voluntary dismissal. The Chancery Court refused to allow the plaintiffs to join the Rosenblum action in Florida and, instead, reinstated the Delaware case, now styled In Re Marriott Hotel Properties II Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 14961. On January 29, 1999, Cary W. Slater alone filed an Amended Consolidated Class Action Complaint in the Delaware action, adding allegations relating to the partnership merger of MHP II. As a result of these recent developments in the Delaware case, the defendants filed a motion to stay the Florida action. The Florida court denied this motion, and the defendants have appealed to the Fourth District Court of Appeal of Florida.

  Potomac Hotel Limited Partnership. On July 15, 1998, one limited partner in Potomac Hotel Limited Partnership, or PHLP, filed a class action lawsuit styled Michael C. deBerardinis v. Host Marriott Corporation, Civil Action No WMN 98-2263, in the United States District Court for the District of Maryland. The plaintiff alleged that we misled PHLP's limited partners in order to induce them into approving the sale of one of PHLP's hotels, violated the securities regulations by issuing a false and misleading consent solicitation and breached fiduciary duties and the partnership agreement. The complaint sought unspecified damages. On February 16, 1999, the District Court dismissed the federal securities claims with prejudice and the state law claims without prejudice. On March 9, 1999, the plaintiff filed a class action complaint in Montgomery County, Maryland

Circuit Court in a case styled Michael C. deBerardinis v. Host Marriott Corporation, Civil No. 197694-V, to further pursue the state law claims.

Item 4. Submission of matters to a vote of security holders

  On December 15, 1998, a special meeting of the stockholders of our predecessor, Host Marriott Corporation (a Delaware corporation) was held. At this meeting, the stockholders approved an agreement and plan of merger which included, among other things, the re-incorporation from Delaware to Maryland by means of a merger of Host Marriott Corporation with and into us. The stockholders present, either in person or by proxy, voted as follows:
168,147,578 for the agreement and plan of merger; 587,073 against the agreement and plan of merger; and 952,151 abstained.

                                    PART II

Item 5. Market for our common stock and related stockholder matters

  Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange and is traded under the symbol "HMT." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of the common stock as reported on the New York Stock Exchange Composite Tape. We did not declare any cash dividends on the common stock during the two fiscal years ended January 2, 1998. Host Marriott declared a special stock and cash dividend on December 18, 1998, in conjunction with the REIT conversion, and payable in February 1999 to stockholders of record on December 28, 1998. (See
Note 2 to the consolidated financial statements for further discussion). The common stock prices listed below have not been adjusted for the special stock dividend as the effect is immaterial. On December 29, 1998, we spun off to our shareholders one share of Crestline for every ten shares of our common stock held. Crestline primarily represented the assets and liabilities of our senior living communities. (See Note 2) As a result of the REIT conversion, we are required to use available funds to pay dividends to the extent of 95% of taxable income in order to maintain our REIT qualification. We have indicated an intent to pay dividends equal to 100% of taxable income for each year. Payment of these dividends is expected to be funded by distributions from the operating partnership. To the extent that the operating partnership's cash flow is not sufficient to make distributions to holders of OP Units in an amount sufficient so that we can pay such dividends, the operating partnership may be required to borrow money to pay such dividends. As of March 19, 1999, there were approximately 53,000 holders of record of common stock and approximately 2,900 holders of record of OP Units (each of which is convertible into common stock on a one-for-one basis or the cash equivalent thereof, at our option, beginning at various times in the future, but no later than January 2000).

                                                                High      Low
                                                              --------- --------
   1997
     1st Quarter............................................. $18 3/4   $15 3/4
     2nd Quarter.............................................  18 1/8    15 1/4
     3rd Quarter.............................................  20 13/16  17 1/2
     4th Quarter.............................................  23 3/4    18 1/16

   1998
     1st Quarter............................................. $20 9/16  $17 1/2
     2nd Quarter.............................................  22 1/8    17
     3rd Quarter.............................................  19        12 9/16
     4th Quarter.............................................  15 7/16   10

  For several technical reasons relating to the federal income tax law, our ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of our stock that a person may own. Primarily because the Board of Directors believes it is desirable for us to qualify as a REIT, our Articles of Incorporation provide that, subject to certain limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than

  . 9.8% of the lesser of the number or value of shares of common stock outstanding; or

  . 9.8% of the lesser of the number or value of the issued and outstanding preferred or other shares of any class or series of our stock.

  The Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that after giving effect to such increase, five beneficial owners of capital stock could beneficially own in the aggregate more than 49.5% of the outstanding capital stock. These limitations on the ownership of our stock could have the effect of delaying, deferring or preventing a takeover or other transaction in which holders of some, or a majority, of the common stock might receive a premium for their common stock over the then prevailing market price or which such holders might believe to be otherwise in their best interest.

Item 6. Selected Financial Data

  The following table presents certain selected historical financial data which has been derived from our audited consolidated financial statements for the five most recent fiscal years ended December 31, 1998. The 1998 and 1997 financial information reflects the discontinued operations related to the spin-off of Crestline in conjunction with the REIT conversion.

                                                      Fiscal Year
                                        -----------------------------------------
                                        1998(3) 1997(3) 1996(1)  1995(2)  1994(3)
                                        ------- ------- -------  -------  -------
                                         (in millions, except per share data)
Income Statement Data:
  Revenues............................. $3,513  $2,823  $1,957   $1,362   $1,011
  Operating profit before minority
   interest, corporate expenses and
   interest............................    661     432     233      114      152
  Income (loss) from continuing
   operations..........................    194      47     (13)     (62)     (13)
  Income (loss) before extraordinary
   items...............................    195      47     (13)    (123)     (19)
  Net income (loss)(4).................     47      50     (13)    (143)     (25)
  Basic earnings (loss) per common
   share:(5)
    Income (loss) from continuing
     operations........................    .90     .22    (.06)    (.36)    (.08)
    Income (loss) before extraordinary
     items.............................    .91     .22    (.06)    (.72)    (.12)
    Net income (loss)(4)...............    .22     .23    (.06)    (.84)    (.15)
  Diluted earnings (loss) per common
   share:(5)
    Income (loss) from continuing
     operations........................    .84     .22    (.06)    (.36)    (.08)
    Income (loss) before extraordinary
     items.............................    .85     .22    (.06)    (.72)    (.12)
    Net income (loss)(4)...............    .27     .23    (.06)    (.84)    (.15)
  Cash dividends declared per common
   share...............................   1.00     --      --       --       --

Balance Sheet Data:
  Total assets(6)...................... $8,268  $6,141  $5,152   $3,557   $3,366
  Debt.................................  5,131   3,466   2,647    2,178    1,871

--------
(1) Fiscal year 1996 includes 53 weeks.
(2) Operating results for 1995 include a $10 million pre-tax charge to write down the carrying value of five limited service properties to their net realizable value and a $60 million pre-tax charge to write down an undeveloped land parcel to its estimated sales value. In 1995, we recognized a $20 million extraordinary loss, net of taxes, on the extinguishment of debt.
(3) In 1998, we recognized a $148 million extraordinary loss, net of taxes, on the extinguishment of debt. In 1997, we recognized a $3 million extraordinary gain, net of taxes, on the extinguishment of certain debt. In 1994, we recognized a $6 million extraordinary loss, net of taxes, on the required redemption of senior notes.
(4) We recorded income from discontinued operations, net of taxes, of $6 million in 1998, as a result of the Distribution. We also recorded a loss from discontinued operations, net of taxes, of $61 million in 1995 and $6 million in 1994, as a result of the spin-off of Host Marriott Services Corporation. The 1995 loss from discontinued operations includes a pre-tax charge of $47 million for the adoption of SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," a pre-tax $15 million restructuring charge and an extraordinary loss of $10 million, net of taxes, on the extinguishment of debt.
(5) Basic earnings (loss) per common share is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus other dilutive securities. Diluted earnings (loss) per share has not been adjusted for the impact of the Convertible Preferred Securities for 1997 and 1996 and for the comprehensive stock plan and warrants for 1994 through 1996, as they are anti-dilutive.
(6) Total assets includes $236 million related to Net Investment in Discontinued Operations for 1997.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Lack of Comparability Following the REIT Conversion

  Because substantially all of our hotels are leased due to the REIT conversion, we do not believe that the historical results of operations are comparable to what our results of operations following the REIT conversion. Therefore, in addition to the historical presentation, we have presented a discussion of the results of operation on a pro forma basis as if the REIT conversion had occurred on the first day of each respective year.

Results of Operations

  Our historic revenues primarily represent gross property-level sales from our hotels, net gains (losses) on property transactions and equity in the earnings of affiliates.

  On November 20, 1997, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

  We considered the impact of EITF 97-2 on our financial statements and determined that EITF 97-2 required us to include property-level sales and operating expenses of our hotels in the statements of operations. We have given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statements of operations. Application of EITF 97-2 to the consolidated financial statements for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997 increased both revenues and operating expenses by approximately $2.1 billion, $1.7 billion and $1.2 billion, respectively, and had no impact on operating profit, net income or earnings per share.

  Our hotel operating costs and expenses have been, to a great extent, fixed. Therefore, we have derived substantial operating leverage from increases in revenue. This operating leverage was somewhat diluted, however, by the impact of base management fees which were calculated as a percentage of sales, variable ground lease payments and incentive management fees tied to operating performance above certain established levels. Successful hotel performance resulted in certain of our properties reaching levels which allowed the manager to share in the growth of profits in the form of higher management fees.

  For the periods discussed below, our hotel properties experienced substantial increases in REVPAR. REVPAR is a commonly used indicator of market performance for hotels which represents the combination of the average daily room rate charged and the average occupancy achieved. REVPAR does not include food and beverage or other ancillary revenues generated by the property. The REVPAR increase primarily reflects strong percentage increases in room rates, while occupancy increases have been more moderate. Increases in average room rates have generally been achieved by the managers through shifting occupancies away from discounted group business to higher-rated group and transient business and by selectively increasing room rates. This has been made possible by increased travel due to improved economic conditions and by the favorable supply/demand characteristics existing in the upscale and luxury full-service segments of the lodging industry.

1998 Compared to 1997 (Historical)

  Revenues. Revenues increased $0.7 billion, or 24%, to $3.5 billion for 1998 from $2.8 billion for 1997. Our revenue and operating profit were impacted by improved results for comparable full-service hotel properties, the addition of 18 full-service hotel properties during 1997 and 36 full-service hotel properties during 1998 and the gain on the sale of two hotel properties in 1998.

  Hotel sales, which are gross hotel sales, including room sales, food and beverage sales, and other ancillary sales such as telephone sales, increased $0.6 billion, or 23%, to over $3.4 billion in 1998, reflecting the REVPAR increases for comparable units and the addition of full-service hotels in 1997 and 1998. Improved results for our full-service hotels were driven by strong increases in REVPAR for our 78 comparable units of 7.3% to $112.39 for 1998. Results were further enhanced by approximately one percentage point increase in the house profit margin for comparable full-service properties. Average room rates increased nearly 6.9% for our comparable full-service hotels.

  As discussed in Note 2 to the financial statements, we spun off our senior living communities. We have accounted for these revenues and expenses as discontinued operations and has shown the amount, net of taxes, below income from continuing operations. Revenues generated from our 31 senior living communities totaled $241 million for 1998 compared to $111 million for 1997, as the assets were purchased in the third quarter of 1997.

  Revenues were also impacted by the gains on the sales of two hotels. The New York East Side Marriott was sold for $191 million resulting in a pre-tax gain of approximately $40 million. The Napa Valley Marriott was sold for $21 million resulting in a pre-tax gain of approximately $10 million.

  Operating Costs and Expenses. Operating costs and expenses principally consisted of property-level operating costs, depreciation, management fees, real and personal property taxes, ground, building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $0.5 billion to $2.9 billion, primarily representing increased hotel operating costs. Hotel operating costs increased $0.5 billion to $2.8 billion for 1998, primarily due to the addition of 54 full-service hotel properties during 1997 and 1998 and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses decreased slightly to 82% for 1998 from 84% of revenues for 1997, due to the significant increases in REVPAR discussed above, offset by increases in management fees and property-level operating costs, including higher labor costs in certain markets.

  Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, our operating profit increased $0.2 billion, or 53%, to $0.7 billion for 1998. For 1998, property-level operating profit increased $0.2 billion, or 39%, to $0.6 billion, or 18% of hotel revenues, for 1998 compared to $0.4 billion, or 16% of hotel revenues, for 1997. Specifically, hotels in New York City, San Francisco, Toronto and Mexico City reported significant improvements for 1998 over 1997. Properties in Florida reported some temporary declines in operating results due to exceptionally poor weather in 1998.

  Minority Interest. Minority interest expense increased $21 million to $52 million for 1998, primarily reflecting the impact of the consolidation of affiliated partnerships and the acquisition of controlling interests in newly-formed partnerships during 1997 and 1998.

  Corporate Expenses. Corporate expenses increased $5 million to $50 million for 1998. As a percentage of revenues, corporate expenses decreased to 1.4% of revenues for 1998 from 1.6% in 1997, reflecting our efforts to control corporate expenses in spite of the substantial growth in revenues.

  REIT Conversion Expenses. REIT conversion expenses reflect the professional fees, consent fees, and other expenses associated with our conversion to a REIT and totaled $64 million for 1998. There were no REIT conversion expenses prior to 1998.

  Interest Expense. Interest expense increased 16% to $335 million in 1998, primarily due to additional debt assumed in connection with the 1997 and 1998 full-service hotel additions as well as the issuance of the senior notes and establishment of a new credit facility in 1998.

  Dividends on Convertible Preferred Securities of Subsidiary Trust. The dividends on the convertible preferred securities reflect the dividends on the $550 million in 6.75% Convertible Preferred Securities issued by a subsidiary trust of Host Marriott in December 1996.

  Interest Income. Interest income decreased $1 million to $51 million for 1998, primarily reflecting the lower level of cash and marketable securities held in 1998 compared to 1997.

  Discontinued Operations. Income from discontinued operations of $6 million for 1998 represents the senior living communities' business results of operations for the entire year. The provision for loss on disposal of $5 million for 1998 includes organizational and formation costs related to Crestline Capital Corporation.

  Income before Extraordinary Item. Income before extraordinary item for 1998 was $195 million, compared to $47 million for 1997.

  Extraordinary Gain (Loss). In connection with the purchase in August 1998 of our old senior notes, we recognized an extraordinary loss of $148 million, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the old senior notes, net of taxes. In March 1997, we purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel. We purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, we recognized an extraordinary gain of $5 million, which represents the $11 million discount and the write-off of deferred financing fees, net of taxes. In December 1997, we refinanced the mortgage debt secured by Marriott's Orlando World Center. In connection with the refinancing, we recognized an extraordinary loss of $2 million, which represents payment of a prepayment penalty and the write-off of unamortized deferred financing fees, net of taxes.

  Net Income (Loss). Net income for 1998 was $47 million compared to net income of $50 million for 1997. Basic earnings (loss) per common share was $.22 and $.23 for 1998 and 1997, respectively. Diluted earnings (loss) per common share was $.27 and $.23 for 1998 and 1997, respectively.

1997 Compared to 1996 (Historical)

  Revenues. Revenues increased $866 million, or 44%, to $2,823 million for 1997. Our revenues and operating profit were impacted by:

  --improved lodging results for comparable full-service hotels;

  --the addition of 23 full-service hotels during 1996 and 18 full-service hotels during 1997;

  --the 1996 sale and leaseback of 16 Courtyard properties and 18 Residence
   Inns; and

  --the 1997 results including 52 weeks versus 53 weeks in 1996.

  Hotel sales increased $864 million, or 44%, to over $2,806 million in 1997, reflecting the REVPAR increases for comparable units and the addition of full-service properties during 1996 and 1997. Improved results for our full-service hotels were driven by strong increases in REVPAR for comparable units of 12.6% in 1997. Results were further enhanced by a more than two percentage point increase in the house profit margin for comparable full-service properties. On a comparable basis for our full-service properties, average room rates increased almost 11%, while average occupancy increased over one percentage point.

  Operating Costs and Expenses. Operating costs and expenses increased $667 million to $2,391 million for 1997, primarily representing increased hotel operating costs, including depreciation and management fees. Hotel operating costs increased $676 million to $2,362 million, primarily due to the addition of 41 full-service properties during 1996 and 1997, and increased management fees and rentals tied to improved property results. As a percentage of hotel revenues, hotel operating costs and expenses decreased to 84% of revenues for 1997, from 87% of revenues for 1996, reflecting the impact of increased 1997 revenues spread over relatively fixed operating costs and expenses.

  Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, our operating profit increased $199 million, or 85%, to $432 million in 1997. Hotel operating profit increased

$188 million, or 73%, to $444 million, or 16% of hotel revenues, for 1997 compared to $256 million, or 13% of hotel revenues, for 1996. In nearly all markets, our hotels recorded improvements in comparable operating results. In particular, our hotels in the Northeast, Mid-Atlantic and Pacific coast regions benefited from the upscale and luxury full-service room supply and demand imbalance. Hotels in New York City, Philadelphia, San Francisco/Silicon Valley and Southern California performed particularly well. In 1997, our suburban Atlanta properties (three properties totaling 1,022 rooms) generally reported decreased results due to higher activity in 1996 related to the Summer Olympics and the impact of the additional supply added to the suburban areas. However, the majority of our hotel rooms in Atlanta are in the core business districts in downtown and Buckhead where they realized strong year-over-year results and were only marginally impacted by the additional supply.

  Minority Interest. Minority interest expense increased $25 million to $31 million for 1997, primarily reflecting the impact of the consolidation of affiliated partnerships and the acquisition of controlling interests in newly-formed partnerships during 1996 and 1997.

  Corporate Expenses. Corporate expenses increased $2 million to $45 million in 1997. As a percentage of revenues, corporate expenses decreased to 1.6% of hotel sales in 1997 from 2.2% of hotel sales in 1996. This reflects our efforts to control corporate expenses in spite of the substantial growth in revenues.

  Interest Expense. Interest expense increased $51 million to $288 million in 1997, primarily due to the additional mortgage debt of approximately $1.1 billion assumed in connection with the 1996 and 1997 full-service hotel additions, approximately $315 million in debt incurred in conjunction with the acquisition of senior living communities, as well as the issuance of $600 million of 8 7/8% senior notes in July 1997.

  Dividends on Convertible Preferred Securities of Subsidiary Trust. The dividends on the convertible preferred securities reflect the dividends on the $550 million in 6.75% Convertible Preferred Securities issued by a subsidiary trust of Host Marriott in December 1996.

  Interest Income. Interest income increased $4 million to $52 million for 1997, primarily reflecting the interest income on the available proceeds generated by the December 1996 offering of convertible preferred securities and the proceeds generated by the issuance of our 8 7/8% senior notes in July 1997.

  Discontinued Operations. Income from discontinued operations was breakeven in 1997. There were no discontinued operations in 1996.

  Income (Loss) Before Extraordinary Items. Income before extraordinary items for 1997 was $47 million, compared to a $13 million loss before extraordinary items for 1996, as a result of the items discussed above.

  Extraordinary Gain (Loss). In March 1997, we purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott Hotel. We purchased the bonds for $219 million, which was an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, we recognized an extraordinary gain of $5 million, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes. In December 1997, we refinanced the mortgage debt secured by Marriott's Orlando World Center. In connection with the refinancing, we recognized an extraordinary loss of $2 million, which represents payment of a prepayment penalty and the write-off of unamortized deferred financing fees, net of taxes.

  Net Income (Loss). Our net income in 1997 was $50 million, compared to a net loss of $13 million in 1996. Basic and diluted earnings per common share was $.23 for 1997, compared to a basic and diluted loss per common share of $.06 in 1996.

1998 Compared to 1997 (Pro Forma)

                                                                  Pro Forma
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
                                                                (in millions,
                                                                   except
                                                                  per share
                                                                  amounts)
Revenues
  Hotels......................................................  $1,264  $1,167
  Other.......................................................      15       6
                                                                ------  ------
    Total revenues............................................   1,279   1,173
                                                                ------  ------
Operating costs and expenses
  Hotels......................................................     599     626
  Other.......................................................      26      23
                                                                ------  ------
    Total operating costs and expenses........................     625     649
                                                                ------  ------
Operating profit..............................................     654     524
Minority interest.............................................     (23)    (12)
Corporate expenses............................................     (50)    (44)
Interest expense..............................................    (449)   (446)
Dividends on Convertible Preferred Securities of subsidiary
 trust........................................................     (37)    (37)
Interest income...............................................      27      12
                                                                ------  ------
Income (loss) from continuing operations before income taxes..     122      (3)
Provision for income taxes....................................      (6)    --
                                                                ------  ------
Income (loss) from continuing operations......................  $  116  $   (3)
                                                                ======  ======
Basic earnings (loss) per common share from continuing
 operations...................................................  $  .51  $ (.01)
                                                                ======  ======
Weighted average shares outstanding...........................   225.6   225.6

  Revenues. Revenues primarily represent lease revenues and net gains (losses) on property transactions. Revenues increased $106 million, or 9%, to $1.3 billion for 1998 from $1.2 billion for 1997.

  Improved results for our hotels were driven by strong increases in REVPAR of 7.4% to $110.93 for 1998, while average occupancy remained unchanged year over year.

  Operating Costs and Expenses. Operating costs and expenses principally consist of depreciation, property taxes, ground rent, insurance and certain other costs. Operating costs and expenses decreased $24 million to $625 million in 1998. As a percentage of rental revenues, hotel operating costs and expenses decreased to 47% of rental revenues in 1998 from 54% of rental revenues in 1997 due to the increase in minimum rent under our leases.

  Operating Profit. As a result of the changes in rental revenues and operating costs and expenses discussed above, our operating profit increased $130 million, or 25%, to $654 million for 1998. Hotel operating profit increased $124 million to $665 million, or 53% of rental revenues, for 1998 from $541 million, or 46% of rental revenues, for 1997. Our hotels recorded significant improvements in comparable operating results. Specifically, hotels in New York City, Boston, Toronto and Mexico reported significant improvements for 1998. Properties in Florida reported some temporary declines in operating results due to exceptionally poor weather in 1998.

  Minority Interest. Minority interest expense increased $11 million to $23 million for 1998, primarily reflecting improved hotel operations.

  Corporate Expenses. Corporate expenses increased $6 million to $50 million for 1998 due to increased staffing levels and the impact of inflation.

  Interest Expense. Interest expense increased $3 million to $449 million in 1998, primarily due to amortization related to certain leases.

  Dividends on Convertible Preferred Securities of Subsidiary Trust. The dividends on convertible preferred securities reflect the dividends accrued on the $550 million in 6.75% Convertible Preferred Securities issued by a subsidiary trust in December 1996.

  Interest Income. Interest income increased $15 million to $27 million for 1998, primarily due to interest income from excess cash and marketable securities.

  Income (Loss) from Continuing Operations. The income from continuing operations for 1998 was $116 million, compared to a loss of $(3 million) for 1997.

Liquidity and Capital Resources

  We fund our capital requirements with a combination of operating cash flow, debt and equity financing and proceeds from sales of selected properties and other assets. We utilize these sources of capital to acquire new properties, fund capital additions and improvements and make principal payments on debt. As a result of the REIT conversion, we are required to use available funds to pay dividends to the extent of 95% of taxable income in order to maintain our REIT qualification, and we have indicated an intent to pay dividends equivalent to 100% of taxable income for each year. Payment of these dividends is expected to be funded by the operating partnership. To the extent that the operating partnership's cash flow is not sufficient for this purpose, it may be required to borrow money to pay such dividends.

  Capital Transactions. We substantially changed our debt financing through the following series of transactions which were intended to facilitate the consummation of the REIT conversion.

  On April 20, 1998, we and certain of our subsidiaries filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for $2.5 billion in securities, including debt, equity or any combination thereof. HMH Properties, Inc., then our wholly-owned subsidiary utilized $2.2 billion of the capacity under this shelf registration to issue the new senior notes described further below.

  On August 5, 1998, HMH Properties, which was merged into the operating partnership as part of the REIT conversion, purchased substantially all of its
(i) $600 million of 9 1/2% senior notes due 2005, (ii) $350 million of 9% senior notes due 2007 and (iii) $600 million of 8 7/8% senior notes due 2007. Concurrently with each offer to purchase, HMH Properties solicited consents from registered holders of these old senior notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the old senior notes were issued. HMH Properties simultaneously utilized the shelf registration to issue an aggregate of $1.7 billion in new senior notes, in two series: $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008.

  The August 1998 consent solicitations facilitated the merger of HMC Capital Resources Holdings Corporation, then our wholly-owned subsidiary, with and into HMH Properties. HMC Capital Resources, the owner of eight of our hotel properties, was the obligor under our old $500 million revolving credit facility. In August 1998, HMH Properties entered into a new $1.25 billion credit facility with a group of commercial banks, which replaced the old credit facility. The credit facility provides (i) a $350 million term loan facility, subject to certain increases, and (ii) a $900 million revolving credit facility. The new credit facility has an initial three-year term with two one-year extension options. Borrowings under the new credit facility generally bear interest at the Eurodollar rate plus 1.75% (7.5% at December 31, 1998) and the interest rate and commitment fee on the unused portion of the facility fluctuate based on certain financial ratios. As of December 31, 1998, $350 million was outstanding under the credit facility. The net proceeds from the offering of the $1.7 billion senior notes and borrowings under the credit facility were used to purchase substantially all of HMH Properties' old senior notes, to repay amounts outstanding under the old credit facility and to make bond premium and consent payments totaling $175 million. These costs, along with the write-off of deferred financing fees of approximately $52 million related to the old senior notes and the old credit facility, were recorded as a pre-tax extraordinary loss on the extinguishment of debt in 1998.

  In December 1998, HMH Properties issued $500 million of 8.45% Series C senior notes due in 2008 under the same indenture and with the same covenants as the Series A and Series B senior notes previously issued. The proceeds were used to pay down other debt and pay expenses of the REIT conversion. HMH Properties had a total of $2.2 billion in senior notes outstanding as of its merger with the operating partnership on December 16, 1998. These senior notes, and obligations under the new credit facility, became obligations of the operating partnership at that time. In February 1999, the operating partnership issued $300 million of 8 3/8% Series D senior notes due in 2006 under the same indenture and with the same covenants as the new senior notes and Series C senior notes. The debt was used to refinance, or purchase, approximately $299 million of debt acquired in the partnership mergers, including approximately $40 million of other mortgage debt.

  In July 1997, HMH Properties and HMC Acquisition Properties, Inc. each of which is our wholly-owned subsidiary, completed consent solicitations with holders of their senior notes to amend certain provisions of their senior notes indentures. The 1997 consent solicitations facilitated the merger of Acquisitions with and into HMH Properties. Concurrent with the 1997 consent solicitations and the HMH Properties and Acquisitions merger, HMH Properties issued an aggregate of $600 million of 8 7/8% senior notes at par with a maturity of July 2007. HMH Properties received net proceeds of approximately $570 million, net of the costs of the 1997 consent solicitations and the offering. HMH Properties paid dividends to Host Marriott of $54 million and $29 million in 1997 and 1996, respectively, as permitted under the indentures. No dividends were paid in 1998.

  In addition to the capital resources provided by its debt financings, in December 1996 Host Marriott Financial Trust, one of our wholly-owned subsidiary trusts, issued 11 million shares of 6 3/4% Convertible Quarterly Income Preferred Securities, with a liquidation preference of $50 per share for a total liquidation amount of $550 million. The convertible preferred securities represent an undivided beneficial interest in the assets of the trust and, pursuant to various agreements entered into in connection with the transaction, are fully, irrevocably and unconditionally guaranteed by us. Proceeds from the issuance of the convertible preferred securities were invested in 6 3/4% Convertible Subordinated Debentures due December 2, 2026 issued by us, which are the trust's sole assets. Each of the convertible preferred securities is convertible at the option of the holder into shares of our common stock at the rate of 3.2537 shares per convertible preferred security equivalent to a conversion price of $15.367 per share of our common stock. This conversion ratio includes adjustments to reflect distributions made to our common stockholders in connection with the REIT conversion. During 1998, 1997 and 1996, no shares were converted into common stock. Holders of the convertible preferred securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March 1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the convertible preferred securities correspond to the interest rate and interest and other payment dates on the convertible subordinated debentures. We may defer interest payments on the convertible subordinated debentures for a period not to exceed 20 consecutive quarters. If interest payments on the convertible subordinated debentures are deferred, so too are payments on the convertible preferred securities. Under this circumstance, we would not be permitted to declare or pay any cash distributions with respect to our capital stock or debt securities that rank equal in right of payment with or junior to the convertible subordinated debentures. Subject to certain restrictions, the convertible preferred securities are redeemable at our option upon any redemption of the convertible subordinated debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the convertible subordinated debentures upon the occurrence of a default, the convertible preferred securities are subject to mandatory redemption. We may, from time to time, make market repurchases of these securities as conditions permit.

  In connection with consummation of the REIT conversion, the operating partnership assumed primary liability for repayment of the convertible subordinated debentures, although we also retain liability. Upon conversion by a convertible preferred securities holder, we will issue shares of our common stock, which will be delivered to such holder. Upon the issuance of such shares by Host Marriott, the operating partnership will issue to us a number of OP Units equal to the number of shares of our common stock issued in exchange for the debentures.

  In March 1996, we completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

  Capital Acquisitions, Additions and Improvements. We seek to grow primarily through opportunistic acquisitions of full-service hotels. We believe that the upscale and luxury full-service hotel segments of the market offer opportunities to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including under-performing hotels which may be improved by conversion to the Marriott or Ritz-Carlton brands. In the first quarter of 1998, we acquired a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis Hotel for $239 million, including the assumption of $164 million of mortgage debt. We also acquired a controlling interest in the partnership that owns the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. In the second quarter of 1998, we acquired the 289-room Park Ridge Marriott for $24 million and acquired the 281-room Ritz-Carlton, Phoenix for $75 million. In addition, we acquired the 397-room Ritz-Carlton, Tysons Corner, Virginia for $96 million and the 487-room Torrance Marriott near Los Angeles, California, for $52 million. In the third quarter of 1998, we acquired the 308-room Ritz-Carlton, Dearborn for approximately $65 million, the 336-room Ritz-Carlton, San Francisco for approximately $161 million and the 404-room Memphis Crowne Plaza (which was converted to the Marriott brand upon acquisition) for approximately $16 million. We are regularly engaged in discussions with respect to other potential acquisition properties.

  In December 1998, we completed the acquisition of, or controlling interests in, twelve world-class luxury hotels and certain other assets, including a mortgage note on a thirteenth hotel property from affiliates of the Blackstone Group. The operating partnership paid approximately $920 million in cash and assumed debt and issued approximately 43.9 million OP Units, along with other consideration for a total value of approximately $1.55 billion. The number of OP Units issued in the Blackstone acquisition will fluctuate based upon certain closing adjustments to be determined on March 31, 1999. Based on current stock prices, the operating partnership will be required to issue the Blackstone Entities approximately 3.7 million additional OP Units pursuant to such adjustments in April 1999.

  In December 1998, subsidiaries of the operating partnership merged with eight public partnerships and acquired limited partnership interests in four private partnerships, which collectively own or control 28 properties 15 of which were controlled by us and consolidated on our financial statements prior to December 1998. The operating partnership issued approximately 25 million OP Units, 8.5 million of which were subsequently converted to our common stock, for interests in these partnerships valued at approximately $333 million. As a result of these transactions, the operating partnership increased its ownership of most of the 28 properties to 100% while consolidating 13 additional hotels (4,445 rooms).

  In connection with our conversion to a REIT, we formed two non-controlled subsidiaries, which own approximately $264 million in assets. The ownership of most of these assets by us and the operating partnership could jeopardize our status as a REIT and the operating partnership's status as a partnership for federal income tax purposes. These assets primarily consist of partnership or other interests in hotels which are not leased and certain furniture, fixtures and equipment used in the hotels. In exchange for the operating partnership's contribution of these assets to the non-controlled subsidiaries, the operating partnership received only nonvoting common stock representing 95% of the total economic interests of the non-controlled subsidiaries. The Host Marriott Statutory Employee/Charitable Trust, the beneficiaries of which are 1) a trust formed for the benefit of certain employees of the operating partnership and
2) the J. Willard Marriott Foundation, acquired all of the voting common stock representing the remaining 5% of the total economic interests, and reflecting 100% of the control of each non-controlled subsidiary. As a result, as of December 31, 1998, we did not control the non-controlled subsidiaries.

  During 1997, we acquired eight full-service hotels (3,600 rooms) and controlling interests in nine additional full-service hotels (5,024 rooms) for an aggregate purchase price of approximately $766 million (including the assumption of approximately $418 million of debt). We also completed the acquisition of the 504-room New

York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996. During 1996, we acquired six full-service hotels (1,964 rooms) for an aggregate purchase price of $189 million and controlling interests in 17 additional full-service properties (8,917 rooms) for an aggregate purchase price of approximately $1.1 billion (including the assumption of $696 million of debt).

  In November 1997, we announced a committment to develop and construct the 717-room Tampa Convention Center Marriott for a cost estimated at approximately $88 million, net of an approximate $16 million subsidy provided by the City of Tampa.

  We may also expand existing hotel properties where strong performance and market demand exists. Expansions to existing properties create a lower risk to us as the success of the market is generally known and development time is significantly shorter than new construction. We recently committed to add approximately 500 rooms and an additional 15,000 square feet of meeting space to the 1,503-room Marriott's Orlando World Center. In July 1998, we announced the purchase of a 13-acre parcel of land for the development of a 295-room Ritz-Carlton that will serve as an extension of the 463-room Ritz-Carlton Naples, which was purchased in September 1996. The existing hotel just completed a restaurant and public space refurbishment and is in the process of adding a world-class spa. In addition, a subsidiary of one of the non-controlled subsidiaries entered into a joint venture through which a non-controlled subsidiary owns 49% of the surrounding 27-hole world-class Greg Norman designed golf course development. The golf course joint venture was transferred to a non-controlled subsidiary in connection with the REIT conversion. The total investment by us in expansion and investments in the Ritz-Carlton, Naples property is expected to be approximately $97 million.

  In 1997, we acquired the outstanding common stock of the Forum Group from Marriott Senior Living Services, Inc., a subsidiary of Marriott International. We purchased the Forum Group portfolio of 29 senior living communities for approximately $460 million, including approximately $270 million in debt. Additionally, during 1997 and 1998, we completed certain expansions and acquired two additional senior living properties for $100 million, including $48 million of debt. The properties, which continued to be operated by Marriott International were owned by a subsidiary of Crestline and distributed to our shareholders in connection with the REIT conversion and are reflected as discontinued operations in our financial statements. In December 1998, we discontinued the senior living business as a result of the distribution of the Crestline common stock to our shareholders.

  Asset Dispositions. We historically have disposed of, and may from time to time in the future consider opportunities to sell or exchange, real estate properties at attractive valuations when the proceeds could be redeployed into investments with more favorable returns. During the second quarter of 1998, we disposed of the 662-room New York Marriott East Side for proceeds of $191 million and recorded a pre-tax gain of approximately $40 million and the Napa Valley Marriott for proceeds of $21 million and recorded a pre-tax gain of approximately $10 million. During 1997, we disposed of the 255-room Sheraton Elk Grove Suites for proceeds of approximately $16 million. We also sold 90% of an 174-acre parcel of undeveloped land in Germantown, Maryland for approximately $11 million, which approximated its carrying value. During the first and second quarters of 1996, 16 of our Courtyard properties and 18 of our Residence Inn properties were sold, subject to a leaseback, to Hospitality Properties Trust for approximately $314 million, with approximately $35 million to be received upon expiration of the leases. A gain on the transactions of approximately $45 million was deferred and is being amortized over the initial term of the leases. In February 1999, we disposed of the Minneapolis/Bloomington Marriott for $35 million and recorded a pre-tax gain on sale of approximately $13 million.

  In cases where we have made a decision to dispose of particular properties, we assess impairment of each individual property to be sold on the basis of expected sales price less estimated costs of disposal. Otherwise, we assess impairment of our real estate properties based on whether it is probable that undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to its fair market value.

  Cash Flows. Our cash flow from continuing operations in 1998, 1997 and 1996 totaled $312 million, $432 million and $205 million, respectively. Cash flow from (used in) discontinued operations totaled $29 million, $32 million and ($4 million) in 1998, 1997 and 1996, respectively.

  Our cash used in investing activities from continuing operations in 1998, 1997 and 1996 totaled $655 million, $807 million and $504 million, respectively. Cash from investing activities primarily consists of net proceeds from the sales of assets, offset by the acquisition of hotels and other capital expenditures previously discussed, as well as the purchases and sales of short-term marketable securities. Cash used in investing activities from continuing operations was significantly impacted by the purchase of $354 million of short-term marketable securities in 1997 and the net sale of $354 million of short-term marketable securities in 1998. Cash flow from investing activities from discontinued operations totaled $50 million and $239 million in 1998 and 1997, respectively. There was no cash flow from (used in) investing activities from discontinued operations in 1996.

  Our cash from financing activities from continuing operations was $265 million for 1998, $392 million for 1997 and $806 million for 1996. Our cash from financing activities from continuing operations primarily consists of the proceeds from debt and equity offerings, mortgage financing on certain acquired hotels and borrowings under our credit facilities offset by redemptions and payments on senior notes, prepayments on hotel mortgages and other scheduled principal payments. Cash flow from (used in) financing activities from discontinued operations totaled $24 million and ($3 million) in 1998 and 1997, respectively. There was no cash flow from (used in) financing activities from discontinued operations in 1996.

  EBITDA. Our consolidated earnings before interest, taxes, depreciation, amortization and other non-cash items, which is referred to as EBITDA, increased $180 million, or 25%, to $888 million in 1998 from $708 million in 1997.

  Hotel EBITDA increased $180 million, or 26%, to $870 million in 1998 from $690 million in 1997, reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1997 and 1998 acquisitions. Full-service hotel EBITDA from comparable hotel properties increased 9.6% on a REVPAR increase of 7.3%. Our senior living communities contributed $61 million of EBITDA in 1998.

  The following is a reconciliation of EBITDA to our income before extraordinary items (in millions):

                                                 Fifty-two        Fifty-two
                                                Weeks Ended      Weeks Ended
                                             December 31, 1998 January 2, 1998
                                             ----------------- ---------------
   EBITDA...................................       $ 888            $ 708
   REIT conversion expense..................         (64)             --
   Interest expense.........................        (335)            (302)
   Dividends on convertible preferred
    securities..............................         (37)             (37)
   Depreciation and amortization............        (243)            (240)
   Minority interest expense................         (52)             (32)
   Income taxes.............................          20              (36)
   Gain (loss) on disposition of assets and
    other non-cash charges, net.............          18              (14)
                                                   -----            -----
     Income before extraordinary items......       $ 195            $  47
                                                   =====            =====

  The ratio of earnings to fixed charges was 1.5 to 1.0, 1.3 to 1.0 and 1.0 to
1.0 in 1998, 1997 and 1996, respectively.

  Comparative FFO. Management believes that Comparative Funds From Operations or "Comparative FFO," which represents Funds From Operations, as defined by NAREIT, plus deferred tax expense, is a meaningful disclosure that will help the investment community to better understand our financial performance. FFO is meaningful due to the significance of our long-lived assets and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures and expand its business. FFO is defined by NAREIT as net income computed in accordance with GAAP, excluding gains or losses from debt restructurings and sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. FFO is also not an indicator of funds available for our cash needs, including distributions. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, is not comparable to such other REITs.

  Comparative FFO from total operations increased $107 million, or 36%, to $402 million in 1998. Comparative FFO from total operations increased $131 million, or 80%, to $295 million in 1997. The following is a reconciliation of our income before extraordinary items to Comparative FFO (in millions):

                                                                      Fiscal
                                                                       Year
                                                                     ----------
                                                                     1998  1997
                                                                     ----  ----
   Income before extraordinary items................................ $195  $ 47
   Depreciation and amortization....................................  265   240
   Other real estate activities.....................................  (53)    6
   Partnership adjustments..........................................  (11)  (13)
   Deferred taxes...................................................   46    15
   Other non-recurring adjustments:
     REIT conversion expenses.......................................  (37)  --
     Change in reporting period(a)..................................   (3)  --
                                                                     ----  ----
       Comparative FFO from total operations........................  402   295
   Discontinued operations..........................................  (28)  (10)
                                                                     ----  ----
   Comparative FFO from continuing operations....................... $374  $285
                                                                     ====  ====

--------
(a) We changed our method of recording operations for certain non-Marriott owned properties in 1998, resulting in the recognition of 13 months of operations in 1998. This amount represents the incremental operations recognized.

Cash expenditures for various long-term assets and income taxes have been, and will be, incurred which are not reflected in the Comparative FFO presentation.

  We consider EBITDA and Comparative FFO to be indicative measures of our operating performance due to the significance of our long-lived assets and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be, incurred which are not reflected in the EBITDA and Comparative FFO presentation.

  Partnership Activities. Prior to the REIT conversion, we had general and limited partner interests in numerous limited partnerships which owned 240 hotels including 20 full-service hotels, managed by Marriott International. Debt of the hotel limited partnerships was typically secured by first mortgages on the properties and was generally nonrecourse to the limited partnerships and their partners. However, we committed to advance amounts to certain affiliated limited partnerships, if necessary, to cover certain future debt service requirements; these commitments now have been assumed by the operating partnership. These commitments are limited, in the aggregate, to $22 million. Amounts repaid to us under these guarantees totaled $14 million and $2 million in 1998 and 1997, respectively. Fundings by us under these guarantees amounted to $10 million in 1997. There were no fundings in 1998 or 1996. As a result of the REIT conversion, our interests in the 220 limited-service hotels were transferred to the non-controlled subsidiaries. Additionally, as part of the REIT conversion, 13 of the 20 full-service hotels were acquired by the operating partnership, two were sold, four were transferred to one of the non-controlled subsidiaries and one was retained by us.

  Leases. We lease certain property and equipment under noncancelable operating leases, including the long-term ground leases for certain hotels, generally with multiple renewal options. The leases related to the 53 Courtyard properties and 18 Residence Inn properties sold during 1995 and 1996, are nonrecourse to us and contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We remain contingently liable on certain leases related to divested non-lodging properties. Such contingent liabilities aggregated $93 million at December 31, 1998. However, management considers the likelihood of any substantial funding related to these divested properties' leases to be remote.

  Inflation. Our hotel lodging properties have been impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation generally can be passed on to customers. Our exposure to inflation is less now that substantially all of our hotels are leased to others.

  A substantial portion of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. However, we are currently exposed to some variable interest rate debt, whose market risk is hedged through interest rate exchange agreements with financial institutions with an aggregate notional amount of $365 million. Under the agreements, we collect interest based on one-month LIBOR (rate of 5.06% at December 31, 1998) and pay interest at fixed rates ranging from 5.72% to 6.60%. The agreements expire between August 2000 and August 2002. Accordingly, the amount of our interest expense under the interest rate exchange agreements and the floating rate debt for a particular year will be affected by changes in short-term interest rates.

Year 2000 Issue

  Year 2000 issues have arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of our Year 2000 compliance program.

  We have adopted the compliance program because we recognize the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Our compliance program includes an assessment of our hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which we have a material relationship or whose systems are material to the operations of our hotel properties. Our efforts to ensure that our computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems. Following the REIT conversion, Crestline, as the lessee of most of our hotels, will deal directly with Year 2000 matters material to the operation of the hotels, and Crestline has agreed to adopt and implement the program outlined below with respect to third-party systems for all hotels for which it is the lessee.

  In-House Systems. Since the distribution of Marriott International on October 8, 1993, we have invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable us to provide adequately for our information and reporting needs and which are also Year 2000 compliant. Substantially all of our in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and we have not delayed any systems projects due to the Year 2000 issue. We are in the process of engaging a third party to review our Year 2000 in-house compliance. Management believes that future costs associated with Year 2000 issues for our in-house systems will be insignificant and therefore not impact our business, financial condition and results of operations. We have not developed, and do not plan to develop, a separate contingency plan for our in-house systems due to their current Year 2000 compliance.

  Third-Party Systems. We rely upon operational and accounting systems provided by third parties, primarily the managers and operators of our hotel properties, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. Based on discussion with the third parties that are critical to our business, including the managers and operators of our hotels, we believe that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. However, we have not received any oral or written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, we may be required to fund capital expenditures for upgraded equipment and software. We do not expect these charges to be material, but we are committed to making these investments as required. To the extent that these changes relate to a third party manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, management agreements generally provide for these costs to be charged to our properties subject to annual limitations, which costs will be borne by Crestline under the leases. We expect that the third party managers will incur Year 2000 costs in lieu of costs for their centralized systems related to systems projects that otherwise would have been pursued and, therefore, the overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. We believe that this deferral of certain systems projects will not have a material impact on our future results of operations, although it may delay certain productivity enhancements at our properties. We and Crestline will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. We believe that, in the event of material Year 2000 non-compliance, we will have the right to seek recourse against the manager under our third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time, and only a portion of such recovery would accrue to us through increased lease rental payments from Crestline.

  We and Crestline will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, we and Crestline have had extensive discussions regarding the Year 2000 problem with Marriott International, the manager of a substantial majority of our hotel properties. Due to the significance of Marriott International to our business, a detailed description of Marriott International's state of readiness follows.

  Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (1) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (2) Inventory: identifying and locating systems and technology components that may be affected; (3) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (4) Planning: defining the technical solutions and labor and work plans necessary for each affected system; (5) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (6) Testing and Compliance
Validation: conducting testing, followed by independent validation by a separate internal verification team; (7) Implementation: placing the corrected systems and technology back into the business environment; and (8) Quality
Assurance: utilizing an internal audit team to review significant projects for adherence to quality standards and program methodology.

  Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications)--enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS")--systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems--non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

  Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of January 1, 1999, the Awareness and Inventory phases were complete for IT Applications and substantially complete for BIS and Building Systems. For IT Applications, the Assessment, Planning Remediation/Replacement and Testing phases were each over 95 percent complete, and Compliance Validation had been completed for nearly half of key systems, with most of the remaining work in its final stage. BIS and Building Systems, Assessment and Planning are nearly complete. Remediation/Replacement and Testing is 20 percent complete for BIS, and Marriott International is on track for completion of initial Testing of Building

Systems by the end of the first quarter of 1999. Compliance Validation is in progress for both BIS and Building Systems. Marriott International remains on target for substantial completion of Remediation/Replacement and Testing for System Critical BIS and Building Systems by June 1999 and September 1999, respectively. Quality Assurance is in progress for IT Applications, BIS and Building Systems.

  Year 2000 compliance communications with Marriott International's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. Marriott International's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or Marriott International to achieve timely Year 2000 compliance for their products.

  Marriott International has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

  Risks. There can be no assurances that Year 2000 remediation by us or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on us, our business and our financial condition. We cannot predict the actual effects to us of the Year 2000 problem, which depend on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures occur. Moreover, we are reliant upon Crestline to interface with third parties in addressing the Year 2000 issue at the hotels leased by Crestline. We are also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and our dependence on third parties, including Crestline, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on us. Our Year 2000 compliance program, and Crestline's adoption thereof, are expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

  Accounting Standards. In the fourth quarter of 1996, we adopted SFAS No. 123, "Accounting for Stock Based Compensation." The adoption of SFAS No. 123 did not have a material effect on our financial statements. During 1997, we adopted SFAS No. 128, "Earnings Per Share," SFAS No. 129, "Disclosure of Information About Capital Structure" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of these statements did not have a material effect on our consolidated financial statements and the appropriate disclosures required by these statements have been incorporated herein.

  As of January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on our right to receive Host Marriott Services Corporation stock and foreign currency translation adjustments, to be included in other comprehensive income. For 1998 and 1997, our other comprehensive income (loss) was ($16 million) and $7 million, respectively. As of December 31, 1998 and January 2, 1998, our accumulated other comprehensive income (loss) was approximately ($4 million) and $12 million, respectively.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. We have not determined the impact of SFAS No. 133, but we do not believe it will be material.

  On November 20, 1997, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus of EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

  As discussed in Note 1 to the financial statements, we have adopted EITF 97-2 in the fourth quarter of 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 to the consolidated financial statements for the fiscal years 1998, 1997 and 1996 increased both revenues and operating expenses by approximately $2.1 billion, $1.7 billion and $1.2 billion, respectively, and had no impact on operating profit, net income or earnings per share.

Item 7.a Quantitative and Qualitative Disclosures About Market Risk

  The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date. As of December 31, 1998, the change in current yields between one-year and five-year U.S. Treasury bonds is three basis points, thus, minimal fluctuations in the average interest rates are anticipated over the maturity periods.

                                  Expected Maturity Date
                         ---------------------------------------------        Fair
                         1999   2000   2001   2002   2003   Thereafter Total  Value
                         -----  -----  -----  -----  -----  ---------- -----  -----
                                           ($ in millions)
Liabilities
Long-term Debt--
 variable(5):
 Potomac Hotel Limited
  Partnership(1)........ $ 163  $ --   $ --   $ --   $ --     $ --     $ 163  $163
 Marriott Diversified
  American Hotels,
  LP(1).................    96    --     --     --     --       --        96    96
 New York Marriott
  Marquis...............   145    --     --     --     --       --       145   145
 San Diego Marriott.....     5      5      6      6      7      167      196   190
 Grand Hyatt,
  Atlanta(2)............   --     --     --      40    --       --        40    40
 Hyatt Regency,
  Cambridge.............   --      45    --     --     --       --        45    45
 Hyatt Regency, Reston..   --     --      49    --     --       --        49    49
 Hyatt Regency,
  Burlingame............   --      54    --     --     --       --        54    54
 The Ritz-Carlton,
  Amelia Island.........   --     --     --     --      90      --        90    90
 Swissotel..............   --     --     --     200    --       --       200   200
 Credit Facility........   --     --     350    --     --       --       350   350
 Average Interest
  Rate(3)...............  7.42%  6.71%  7.47%  7.63%  7.73%    7.73%    7.32%
Other:
 Convertible preferred
  securities at 6 3/4%..   --     --     --     --     --       --       550   449

                                Expected Expiration Date
                         ------------------------------------------- Notional
                         1999   2000   2001   2002   2003 Thereafter  Amount
                         -----  -----  -----  -----  ---- ---------- --------
                                           ($ in millions)
Interest Rate
 Derivatives(6)
Receivables:
 Grand Hyatt,
  Atlanta(2)............ $ --   $ --   $ --   $  37  $--     $--      $  37
 Hyatt Regency,
  Cambridge.............   --      20    --     --    --      --         20
 Hyatt Regency,
  Cambridge.............   --      20    --     --    --      --         20
 Hyatt Regency, Reston..   --     --      24    --    --      --         24
 Hyatt Regency, Reston..   --     --      24    --    --      --         24
 Hyatt Regency,
  Burlingame............   --      42    --     --    --      --         42
 Hyatt Regency,
  Burlingame............   --      10    --     --    --      --         10
 Swissotel..............   --     --     --     188   --      --        188
Payables:
 Grand Hyatt,
  Atlanta(2)............   --     --     --      37   --      --         37
 Hyatt Regency,
  Cambridge.............   --      20    --     --    --      --         20
 Hyatt Regency,
  Cambridge.............   --      20    --     --    --      --         20
 Hyatt Regency, Reston..   --     --      24    --    --      --         24
 Hyatt Regency, Reston..   --     --      24    --    --      --         24
 Hyatt Regency,
  Burlingame............   --      42    --     --    --      --         42
 Hyatt Regency,
  Burlingame............   --      10    --     --    --      --         10
 Swissotel..............   --     --     --     188   --      --        188
Average Interest Rate
 Receivables(3).........  5.55%  5.55%  5.55%  5.55%  --      --       5.55%
 Payables(4)............  6.16%  6.15%  6.17%  6.17%  --      --       6.20%

--------
(1)Subsequent to year-end, the long-term debt amounts were refinanced with fixed interest rate obligations.
(2) Subsequent to year-end, the long-term debt amounts were refinanced with fixed interest rate obligations and the related interest rate derivative was terminated.
(3) Interest rates are based on one-month LIBOR plus certain basis points which range from zero to 275 basis points. The one-month LIBOR rate at December 31, 1998 was 5.06%. As noted above, the current yield curve is flat over the expected maturity dates and, therefore, we have calculated the average interest rates using the one-month LIBOR rate at December 31, 1998.
(4)Interest rates are at fixed rates ranging from 5.72% to 6.60%.
(5) Our fixed rate debt of $3.7 billion has a fair value which exceeds its carrying value by $20 million. Substantially all of our fixed rate debt matures in years subsequent to 2003.
(6) The fair value of the interest rate swaps is $14 million as of December 31, 1998. See Note 5 to the consolidated financial statement.

Item 8. Financial Statements and Supplementary Data

  The following financial information is included on the pages indicated:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   45
Consolidated Balance Sheets as of December 31, 1998 and January 2, 1998..   46
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 1998 January 2, 1998 and January 3, 1997............................   47
Consolidated Statements of Shareholders' Equity for the Fiscal Years
 Ended December 31, 1998, January 2, 1998 and January 3, 1997............   48
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 1998, January 2, 1998 and January 3, 1997...........................   49
Notes to Consolidated Financial Statements...............................   50

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation:

  We have audited the accompanying consolidated balance sheets of Host Marriott Corporation and subsidiaries as of December 31, 1998 and January 2, 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three fiscal years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of December 31, 1998 and January 2, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company has given retroactive effect to the change to include property-level sales and operating expenses of its hotels in the consolidated statements of operations.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at
Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Washington, D.C.
March 5, 1999

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 1998 and January 2, 1998

                                                                  1998    1997
                                                                 ------  ------
                                                                 (in millions)
                             ASSETS
Property and equipment, net..................................... $7,201  $4,634
Notes and other receivables, net (including amounts due from
 affiliates of $134 million and $23 million, respectively)......    203      52
Due from managers...............................................     19      87
Investments in affiliates.......................................     33      13
Other assets....................................................    376     272
Short-term marketable securities................................    --      354
Cash and cash equivalents.......................................    436     493
Net investment in discontinued operations.......................    --      236
                                                                 ------  ------
                                                                 $8,268  $6,141
                                                                 ======  ======
              LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Senior notes issued by the Company or its subsidiaries........ $2,246  $1,585
  Mortgage debt.................................................  2,438   1,784
  Other.........................................................    447      97
                                                                 ------  ------
                                                                  5,131   3,466
Accounts payable and accrued expenses...........................    204      84
Deferred income taxes...........................................     97     487
Other liabilities...............................................    460     296
                                                                 ------  ------
    Total liabilities...........................................  5,892   4,333
                                                                 ------  ------
Minority interest...............................................    515      58
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the
 convertible subordinated debentures due 2026 ("Convertible
 Preferred Securities").........................................    550     550
                                                                 ------  ------
Shareholders' equity
  Common Stock, 750 million shares authorized; 225.6 million shares in 1998 and 203.8 million shares in 1997 issued and
   outstanding..................................................      2     204
  Additional paid-in capital....................................  1,867     935
  Accumulated other comprehensive income........................     (4)     12
  Retained (deficit) earnings...................................   (554)     49
                                                                 ------  ------
    Total shareholders' equity..................................  1,311   1,200
                                                                 ------  ------
                                                                 $8,268  $6,141
                                                                 ======  ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

   Fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997
                 (in millions, except per common share amounts)

                                                          1998    1997    1996
                                                         ------  ------  ------
REVENUES
 Rooms.................................................  $2,220  $1,850  $1,302
 Food and beverage.....................................     984     776     515
 Other.................................................     238     180     125
                                                         ------  ------  ------
 Total hotel revenues..................................   3,442   2,806   1,942
 Net gains (losses) on property transactions...........      57     (11)      1
 Other.................................................      14      28      14
                                                         ------  ------  ------
 Total revenues........................................   3,513   2,823   1,957
                                                         ------  ------  ------
OPERATING COSTS AND EXPENSES
 Hotel property-level costs and expenses
 Rooms.................................................     524     428     313
 Food and beverage.....................................     731     592     406
 Other department costs and deductions.................     843     693     506
 Management fees and other (including Marriott
  International management fees of $196 million,
  $162 million and $101 million, respectively).........     726     649     461
 Other.................................................      28      29      38
                                                         ------  ------  ------
 Total operating costs and expenses....................   2,852   2,391   1,724
                                                         ------  ------  ------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
 EXPENSES AND INTEREST.................................     661     432     233
Minority interest......................................     (52)    (31)     (6)
Corporate expenses.....................................     (50)    (45)    (43)
REIT conversion expenses...............................     (64)    --      --
Interest expense.......................................    (335)   (288)   (237)
Dividends on Convertible Preferred Securities of
 subsidiary trust......................................     (37)    (37)     (3)
Interest income........................................      51      52      48
                                                         ------  ------  ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES.................................................     174      83      (8)
Provision for income taxes.............................     (86)    (36)     (5)
Benefit from change in tax status......................     106     --      --
                                                         ------  ------  ------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............     194      47     (13)
DISCONTINUED OPERATIONS
Income from discontinued operations (net of income tax
 expense of $4 million in 1998)........................       6     --      --
Provision for loss on disposal (net of income tax
 benefit of $3 million in 1998)........................      (5)    --      --
                                                         ------  ------  ------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS...............     195      47     (13)
Extraordinary items--gain (loss) on early
 extinguishment of debt (net of income tax (benefit)
 expense of
 ($80) million and $1 million in 1998 and 1997,
 respectively).........................................    (148)      3     --
                                                         ------  ------  ------
NET INCOME (LOSS)......................................  $   47  $   50  $  (13)
                                                         ======  ======  ======
BASIC EARNINGS (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS..................................  $  .90  $  .22  $ (.06)
Discontinued operations (net of income taxes)..........     .01     --      --
Extraordinary items--gain (loss) on early
 extinguishment of debt (net of income taxes)..........    (.69)    .01     --
                                                         ------  ------  ------
BASIC EARNINGS (LOSS) PER COMMON SHARE.................  $  .22  $  .23  $ (.06)
                                                         ======  ======  ======
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS..................................  $  .84  $  .22  $ (.06)
Discontinued operations (net of income taxes)..........     .01     --      --
Extraordinary items--gain (loss) on early
 extinguishment of debt (net of income taxes)..........    (.58)    .01     --
                                                         ------  ------  ------
DILUTED EARNINGS (LOSS) PER COMMON SHARE...............  $  .27  $  .23  $ (.06)
                                                         ======  ======  ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME OF
                           HOST MARRIOTT CORPORATION
                      (predecessor to Host Marriott, L.P.)

   Fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997

                                                                       Accumulated
    Common                                        Additional              Other
    Shares                                Common   Paid-in   Retained Comprehensive Comprehensive
  Outstanding                             Stock    Capital   Earnings Income (Loss) Income (Loss)
  -----------                             ------  ---------- -------- ------------- -------------
 (in millions)                                                (in millions)
               Balance, December 29,
     159.7     1995....................   $ 160     $  499    $  16       $ --          $ --
        --     Net loss................      --         --     (13)         --           (13)
               Other comprehensive
        --     income:
               Unrealized gain on HM
               Services common stock...      --         --       --          5             5
                                                                                        ----
        --     Comprehensive loss......                                                 $ (8)
                                                                                        ====
               Adjustment to Host
               Marriott
        --     Services dividend.......      --         --       (4)        --
       3.9     Common stock issued for
               the comprehensive stock
               and employee stock
               purchase plans..........       3         12       --         --
       6.8     Common stock issued for
               warrants exercised......       7         42       --         --
               Common stock issued in
      31.6     stock offering..........      32        368       --         --
-------------------------------------------------------------------------------------------------
               Balance, January 3,
     202.0     1997....................     202        921       (1)         5            --
        --     Net income..............      --         --       50         --            50
               Other comprehensive
        --     income:
               Unrealized gain on HM
               Services common stock...      --         --       --          7             7
                                                                                        ----
        --     Comprehensive income....                                                 $ 57
                                                                                        ====
       1.8     Common stock issued for
               the comprehensive stock
               and employee stock
               purchase plans..........       2         14       --         --
-------------------------------------------------------------------------------------------------
               Balance, January 2,
     203.8     1998....................     204        935       49         12           --
        --     Net income..............      --         --       47         --            47
               Other comprehensive
        --     income (loss):
               Unrealized loss on HM
               Services common stock...      --         --       --         (5)           (5)
               Foreign currency
               translation adjustment..      --         --       --         (9)           (9)
               Reclassification of gain
               realized on HM Services
               common stock--net
               income..................      --         --       --         (2)           (2)
                                                                                        ----
        --     Comprehensive income....                                                 $ 31
                                                                                        ====
       1.4     Common stock issued for
               the comprehensive stock
               and employee stock
               purchase plans..........     --           8       --         --
        --     Adjustment of stock par
               value from $1 to $.01
               per share...............    (202)       202       --         --
      11.9     Common stock issued for
               Special Dividend........      --        143     (143)        --
       8.5     Common stock issued for
               the REIT roll-up of
               partnerships (Note 12)..      --        113       --         --
        --     Increase in Operating
               Partnership equity due
               to issuance of OP Units
               for limited partner
               interests (net of $368
               million minority
               interest of the
               Operating Partnership)
               ........................      --        466       --         --
        --     Distribution of stock of
               Crestline Capital
               Corporation.............      --         --     (438)        --
        --     Cash portion of Special
               Dividend................      --         --      (69)        --
-------------------------------------------------------------------------------------------------
               Balance, December 31,
     225.6     1998....................   $   2     $1,867    $(554)      $ (4)
-------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

   Fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997

                                                           1998    1997   1996
                                                          ------  ------  ----
                                                            (in millions)
OPERATING ACTIVITIES
Income (loss) from continuing operations................  $  194  $   47  $(13)
Adjustments to reconcile to cash from operations:
 Depreciation and amortization..........................     243     231   168
 Income taxes...........................................    (103)    (20)  (35)
 Amortization of deferred income........................      (4)     (4)   (6)
 Net (gains) losses on property transactions............     (50)     19     4
 Equity in earnings of affiliates.......................      (1)     (4)   (3)
 Other..................................................      39      62    49
 Changes in operating accounts:
 Other assets...........................................     (56)     57     9
 Other liabilities......................................      50      44    32
                                                          ------  ------  ----
 Cash from continuing operations........................     312     432   205
 Cash from (used in) discontinued operations............      29      32    (4)
                                                          ------  ------  ----
 Cash from operations...................................     341     464   201
                                                          ------  ------  ----
INVESTING ACTIVITIES
Proceeds from sales of assets...........................     227      51   373
 Less non-cash proceeds.................................     --      --    (35)
                                                          ------  ------  ----
Cash received from sales of assets......................     227      51   338
Acquisitions............................................    (988)   (359) (702)
Capital expenditures:
 Capital expenditures for renewals and replacements.....    (165)   (129)  (87)
 New investment capital expenditures....................     (87)    (29)  (72)
Purchases of short-term marketable securities...........    (134)   (354)  --
Sales of short-term marketable securities...............     488     --    --
Notes receivable collections............................       4       6    13
Affiliate notes receivable issuances and collections,
 net....................................................     (13)     (6)   21
Other...................................................      13      13   (15)
                                                          ------  ------  ----
 Cash used in investing activities from continuing
  operations............................................    (655)   (807) (504)
 Cash used in investing activities from discontinued
  operations............................................     (50)   (239)  --
                                                          ------  ------  ----
 Cash used in investing activities......................    (705) (1,046) (504)
                                                          ------  ------  ----
FINANCING ACTIVITIES
Issuances of debt.......................................   2,496     857    46
Debt prepayments........................................  (1,898)   (403) (173)
Cash contributed to Crestline at inception..............     (52)    --    --
Cash contributed to Non-Controlled Subsidiary...........     (30)    --    --
Cost of extinguishment of debt..........................    (175)    --    --
Scheduled principal repayments..........................     (51)    (90)  (82)
Issuances of common stock...............................       1       6   454
Issuances of Convertible Preferred Securities, net......     --      --    533
Other...................................................     (26)     22    28
                                                          ------  ------  ----
 Cash from financing activities from continuing
  operations............................................     265     392   806
 Cash from (used in) financing activities from
  discontinued operations...............................      24      (3)  --
                                                          ------  ------  ----
 Cash from financing activities.........................     289     389   806
                                                          ------  ------  ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (75)   (193)  503
CASH AND CASH EQUIVALENTS, beginning of year............     511     704   201
                                                          ------  ------  ----
CASH AND CASH EQUIVALENTS, end of year..................  $  436  $  511  $704
                                                          ======  ======  ====
Non-cash financing activities:
Assumption of mortgage debt for the acquisition of, or
purchase of controlling interests in, certain hotel
properties and discontinued senior living communities...  $1,215  $  733  $696
                                                          ======  ======  ====
Distribution of net assets in connection with the
 discontinued operations................................  $  438
                                                          ======
Contribution of net assets to Non-Controlled
 Subsidiaries...........................................  $   12
                                                          ======

                See Notes to Consolidated Financial Statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Description of Business

  Host Marriott Corporation a Maryland corporation formerly named HMC Merger Corporation ("Host REIT"), operating through an umbrella partnership structure, is the owner of full-service hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") and its operations are conducted solely through an operating partnership and its subsidiaries. As REITs are not permitted to derive revenues directly from the operations of hotels, Host REIT leases substantially all of the hotels to subsidiaries of Crestline Capital Corporation ("Crestline" or the "Lessee") and certain other lessees as further discussed at Note 9.

  As of December 31, 1998, Host REIT owned, or had controlling interests in, 126 upscale and luxury, full-service hotel lodging properties generally located throughout the United States and operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Swissotel and Hyatt brand names. Most of these properties are managed by Marriott International, Inc. ("Marriott International"). Host REIT also has certain economic, non-voting interests in certain Non-Controlled Subsidiaries, whose hotels are also managed by Marriott International (see Note 4).

 Basis of Presentation

  On April 16, 1998, the Board of Directors of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership"). Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a real estate investment trust ("REIT") and is the sole general partner of the Operating Partnership. Host Marriott's and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership was accounted for at Host Marriott's historical basis. As of December 31, 1998, Host REIT owned approximately 78% of the Operating Partnership.

  In these consolidated financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation, both before and after the Merger and its conversion to a REIT (the "REIT Conversion").

  On December 29, 1998, the Company completed the previously announced spin-off of Crestline (see Note 2), through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott common stock owned (the "Distribution").

  As a result of the Distribution, the Company's financial statements have been restated to present the senior living communities' business results of operations and cash flows as discontinued operations. See Note 2 for further discussion of the Distribution. All historical financial statements presented have been restated to conform to this presentation, with the historical assets and liabilities of that segment presented on the balance sheet as Net Investment in Discontinued Operations.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in affiliates over which the Company has the ability to exercise significant

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES influence, but does not control, are accounted for using the equity method. All material intercompany transactions and balances have been eliminated.

 Fiscal Year End Change

  The U.S. Internal Revenue Code of 1986, as amended, requires REITs to file their U.S. income tax return on a calendar year basis. Accordingly in 1998, the Company changed its fiscal year-end to December 31 for both financial and tax reporting requirements. Previously, the Company's fiscal year ended on the Friday nearest to December 31. Fiscal year 1998 and 1997 included 52 weeks compared to 53 weeks for fiscal year 1996.

 Revenues and Expenses

  Revenues primarily represent the gross sales generated by the Company's hotel properties and net gains (losses) on property transactions. As discussed below, the Company previously recorded only the house profit generated by the Company's hotels as revenue. House profit is total hotel sales less certain hotel property-level costs and expenses, which reflects the net revenues flowing to the Company as the property owner.

  On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

  The Company considered the impact of EITF 97-2 on its financial statements and determined that EITF 97-2 requires the Company to include property-level sales and operating expenses of its hotels in its statements of operations. The Company has given retroactive effect to the adoption of EITF 97-2 in the accompanying consolidated statements of operations. Application of EITF 97-2 to the consolidated financial statements for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997 increased both revenues and operating expenses by approximately $2.1 billion, $1.7 billion and $1.2 billion, respectively, and had no impact on operating profit, net income
(loss) or earnings per share.

  In prior years operations for certain of the Company's hotels were recorded from the beginning of December of the prior year to November of the current year due to a one-month delay in receiving results from those hotel properties. Upon conversion to a REIT, all operations are required to be reported on a calendar year basis in accordance with Federal income tax regulations. As a result, the Company has recorded one additional period of operations in fiscal year 1998 for these properties. The effect on revenues and net income was to increase revenues by $44 million and net income by $6 million and diluted earnings per share by $.02.

 Earnings (Loss) Per Common Share

  Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding plus other dilutive securities. Diluted earnings per common share has not been adjusted for the impact of the Convertible Preferred Securities for 1997 and 1996 and for the comprehensive stock plan and warrants for 1996 as they were anti-dilutive. In December 1998, the Company declared the Special Dividend (Note 2) and, in February 1999, the Company distributed 11.9 million shares to existing shareholders in conjunction with the Special Dividend. The weighted average number of common shares outstanding and the basic and diluted earnings per share computations have been restated to reflect these shares as outstanding for all periods presented.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In February 1999, the Company issued 8.5 million shares in exchange for 8.5 million OP Units issued to certain limited partners in connection with the Partnership Mergers (see Note 12) which are deemed outstanding at December 31, 1998.

  A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                              1998  1997  1996
                                                              ----- ----- -----
   Weighted average number of common shares outstanding...... 216.3 215.0 200.6
   Assuming distribution of common shares granted under
    comprehensive stock plan, less shares assumed purchased
    at average market price..................................   4.0   4.8   --
   Assuming conversion of Convertible Preferred Securities...  35.8   --    --
   Other.....................................................   0.3   0.3   --
                                                              ----- ----- -----
   Shares utilized for the calculation of diluted earnings
    per share................................................ 256.4 220.1 200.6
                                                              ===== ===== =====

  A reconciliation of net income (loss) to earnings (loss) used for the calculation of diluted earnings per common share follows:

                                                               1998 1997 1996
                                                               ---- ---- ----
   Net income (loss).......................................... $47  $ 50 $(13)
   Dividends, net of tax benefit, assuming conversion of
    Convertible Preferred Securities..........................  22   --   --
                                                               ---  ---- ----
   Earnings used for the calculation of diluted earnings per
    share..................................................... $69  $ 50 $(13)
                                                               ===  ==== ====

 International Operations

  The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates: revenues of $121 million, $105 million and $49 million and income (loss) before income taxes of $7 million, ($9 million) and ($2 million) in 1998, 1997 and 1996, respectively.

 Minority Interest

  The 22% of the Operating Partnership equity owned by outside third parties is presented as minority interest ($368 million as of December 31, 1998). Minority interest also includes minority interests in consolidated investments of the Operating Partnership of $147 million.

 Property and Equipment

  Property and equipment is recorded at cost. For newly developed properties, cost includes interest, ground rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized.

  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

  Gains on sales of properties are recognized at the time of sale or deferred to the extent required by generally accepted accounting principles. Deferred gains are recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to the Company.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In cases where management is holding for sale particular hotel properties, the Company assesses impairment based on whether the estimated sales price less costs of disposal of each individual property to be sold is less than the net book value. A property is considered to be held for sale when the Company has made the decision to dispose of the property. Otherwise, the Company assesses impairment of its real estate properties based on whether it is probable that undiscounted future cash flows from each individual property will be less than its net book value. If a property is impaired, its basis is adjusted to its fair market value.

 Deferred Charges

  Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

 Cash, Cash Equivalents and Short-term Marketable Securities

  The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents includes approximately $22 million and $115 million at December 31, 1998 and January 2, 1998, respectively, of cash related to certain consolidated partnerships, the use of which is restricted generally for partnership purposes to the extent it is not distributed to the partners. Short-term marketable securities include investments with a maturity of 91 days to one year at the date of purchase. The Company's short-term marketable securities represent investments in U.S. government agency notes and high quality commercial paper. The short-term marketable securities are categorized as available for sale and, as a result, are stated at fair market value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized.

 Concentrations of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. The Company maintains cash and cash equivalents and short-term marketable securities with various high credit-quality financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

  The Company is also subject to credit risk as a party to interest rate swap agreements. The Company monitors the creditworthiness of its contracting parties by evaluating credit exposure and referring to the ratings of widely accepted credit rating services. The Standard and Poors' long-term debt ratings for the contracting parties are AA-, AA- and BBB+. The Company is exposed to credit loss in the event of non-performance by the contracting party to the interest rate swap agreements; however, the Company does not anticipate non-performance by any of the contracting parties.

  In addition, on January 1, 1999, subsidiaries of Crestline became the lessees of virtually all the hotels and, as such, their rent payments are the primary source of the Company's future revenues. Rent payments are provided from pools of hotels which are guaranteed by Crestline. For discussion of the guarantee, see Note 9. However, management believes that due to Crestline's substantial assets, net worth and ability to operate as a separate publicly traded company, Crestline will have the financial stability and access to capital necessary to meet the substantial obligations as lessee under the leases.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

 REIT Conversion Expenses

  The Company has incurred certain costs related to the REIT Conversion. These costs consist of professional fees, printing and filing costs, consent fees and certain other related fees and are classified as REIT conversion expenses on the consolidated statement of operations. As of December 31, 1998, $48 million of REIT Conversion expenses were accrued and included in accounts payable and accrued expenses.

 Interest Rate Swap Agreements

  The Company has entered into a limited number of interest rate swap agreements for non-trading purposes. The Company uses such agreements to fix certain of its variable rate debt to a fixed rate basis. The interest rate differential to be paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

 Other Comprehensive Income

  As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's right to receive HM Services stock (see Note 10) and foreign currency translation adjustments, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

  The components of total accumulated other comprehensive income in the balance sheet are as follows (in millions):

                                                                      1998  1997
                                                                      ----  ----
   Net unrealized gains .............................................   5    12
   Foreign currency translation adjustment...........................  (9)  --
                                                                      ---   ---
   Total accumulated other comprehensive income (loss)............... $(4)  $12
                                                                      ===   ===

 Application of New Accounting Standards

  During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." In 1997, the Company adopted SFAS No. 128, "Earnings Per Share;" SFAS No. 129, "Disclosure of Information About Capital Structure" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The adoption of these statements did not have a material effect on the Company's consolidated financial statements and comprehensive income.

  As discussed above, the Company has retroactively adopted EITF 97-2.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not determined the impact of SFAS No. 133, but management does not believe it will be material.

  The EITF reached a consensus in May 1998 on Issue 98-9, "Accounting for Contingent Rents in Interim Financial Periods," which required a lessor to defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. In November 1998, EITF 98-9 was rescinded; however, the impact of the accounting principles outlined in EITF 98-9 must continue to be disclosed in quarterly financial statements. The Company's accounting policy is to recognize rental income based on an estimate of full-year rental income and disclose in the footnotes to the financial statements the portion of rental income that is contingent.

2. Distribution and Special Dividend

  In December 1998, the Company distributed to its shareholders through a taxable distribution the outstanding shares of common stock of Crestline (the "Distribution"), formerly a wholly owned subsidiary of the Company, which, as of the date of the Distribution, owned and operated the Company's senior living communities, owned certain other assets and held leasehold interests in substantially all of the Company's hotels. The Distribution provided Company shareholders with one share of Crestline common stock for every ten shares of Company common stock held by such shareholders on the record date of December 28, 1998. As a result of the Distribution, the Company's financial statements have been restated to present the senior living communities' business results of operations and cash flows as discontinued operations. Revenues for the Company's discontinued operations totaled $241 million and $111 million in 1998 and 1997, respectively. The provision for loss on disposal includes organizational and formation costs related to Crestline.

  For purposes of governing certain of the ongoing relationships between the Company and Crestline after the Distribution and to provide for an orderly transition, the Company and Crestline entered into various agreements, including a Distribution Agreement, an Employee Benefits Allocation Agreement and a Tax Sharing Agreement. Effective as of December 29, 1998, these agreements provide, among other things, for the division between the Company and Crestline of certain assets and liabilities.

  On December 18, 1998, the Board of Directors declared a special dividend which entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock of the Company for each outstanding share of the Company's common stock owned by such shareholder on the record date (the "Special Dividend"). Cash totaling $69 million and
11.9 million shares of common stock that were elected in the Special Dividend were paid and/or issued on February 10, 1999.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

3. Property and Equipment

  Property and equipment consists of the following:

                                                                  1998    1997
                                                                 ------  ------
                                                                 (in millions)
      Land and land improvements................................ $  740  $  418
      Buildings and leasehold improvements......................  6,613   4,329
      Furniture and equipment...................................    740     686
      Construction in progress..................................     78      36
                                                                 ------  ------
                                                                  8,171   5,469
      Less accumulated depreciation and amortization............   (970)   (835)
                                                                 ------  ------
                                                                 $7,201  $4,634
                                                                 ======  ======

  The detail of property and equipment above excludes net book value of the discontinued senior living business of $583 million at January 2, 1998.

  Interest cost capitalized in connection with the Company's development and construction activities totaled $4 million in 1998, $1 million in 1997 and $3 million in 1996.

  In 1997, the Company, through an agreement with the ground lessor of one of its properties terminated its ground lease and recorded a $15 million loss on the write-off of its investment, including certain transaction costs, which has been included in net gains (losses) on property transactions in the accompanying consolidated financial statements.

  In 1996, the Company recorded a $4 million charge to write down an undeveloped land parcel to its net realizable value based on its expected sales value.

4. Investments in and Receivables from Affiliates

  Investments in and receivables from affiliates consist of the following:

                                                        Ownership
                                                        Interests  1998   1997
                                                        --------- ------ ------
                                                                  (in millions)
   Equity investments
     Rockledge Hotel Properties, Inc...................     95%   $   31 $  --
     Fernwood Hotel Assets, Inc........................     95%        2    --
     Hotel partnerships(1).............................  1%-50%      --      13
   Notes and other receivables from affiliates, net....     --       134     23
                                                                  ------ ------
                                                                  $  167 $   36
                                                                  ====== ======

--------
(1) During 1998, all or substantially all of the interests in the previously unconsolidated hotel partnerships were consolidated or contributed to the Non-Controlled Subsidiaries (defined herein) as a result of the REIT Conversion and the Partnership Mergers.

  In connection with the REIT Conversion, Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (together, the "Non-Controlled Subsidiaries") were formed to own various assets of approximately $264 million contributed by the Company to the Operating Partnership, the direct ownership of which by the Company or the Operating Partnership could jeopardize the Company's status as a REIT. These assets primarily consist of

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES partnership or other interests in hotels which are not leased and certain furniture, fixtures and equipment ("FF&E") used in the hotels. In exchange for the contribution of these assets to the Non-Controlled Subsidiaries, the Operating Partnership received only non-voting common stock of the Non-Controlled Subsidiaries, representing 95% of the total economic interests therein. The Host Marriott Statutory Employee/Charitable Trust, the beneficiaries of which are certain employees of the Company and the J.W. Marriott Foundation concurrently acquired all of the voting common stock representing the remaining 5% of the total economic interest. As a result, as of December 31, 1998, the Company did not control the Non-Controlled Subsidiaries. The Non-Controlled Subsidiaries own three full-service hotels and interests in partnerships that own an additional two full-service hotels and 220 limited-service hotels.

  In connection with the REIT Conversion, the Company completed the Partnership Mergers and, as a result, investments in affiliates in prior years include earnings and assets, which are now consolidated. (See Note 12 for discussion.)

  In 1997, the Company acquired all of the outstanding interests in Chesapeake Hotel Limited Partnership ("CHLP") that owns six hotels and acquired controlling interests in four affiliated partnerships for approximately $550 million, including the assumption of approximately $410 million of debt. In early 1998, the Company obtained a controlling interest in the partnership that owns the 1,671-room Atlanta Marriott Marquis for approximately $239 million, including the assumption of $164 million of mortgage debt.

  Receivables from affiliates are reported net of reserves of $7 million at December 31, 1998 and $144 million at January 2, 1998. Net amounts funded by the Company totaled $10 million in 1997, and repayments were $14 million in 1998 and $2 million in 1997. There were no fundings in 1998 and 1996.

  The Company's pre-tax income from affiliates includes the following:

                                                             1998    1997   1996
                                                            ------  ------  ----
                                                              (in millions)
   Interest income......................................... $    1  $   11  $17
   Equity in net income....................................      1       5    3
                                                            ------  ------  ---
                                                            $    2  $   16  $20
                                                            ======  ======  ===

  Combined summarized balance sheet information for the Company's affiliates follows:

                                                             1998    1997
                                                            ------  ------
                                                            (in millions)
   Property and equipment, net............................. $1,656  $1,979
   Other assets............................................    258     283
                                                            ------  ------
     Total assets.......................................... $1,914  $2,262
                                                            ======  ======
   Debt, principally mortgages............................. $1,622  $2,179
   Other liabilities.......................................    300     412
   Partners' deficit.......................................     (8)   (329)
                                                            ------  ------
     Total liabilities and partners' deficit............... $1,914  $2,262
                                                            ======  ======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Combined summarized operating results for the Company's affiliates follow:

                                                          1998    1997    1996
                                                         ------  ------  ------
                                                            (in millions)
   Revenues............................................. $1,123  $1,393  $1,740
   Operating expenses:
     Cash charges (including interest)..................   (930) (1,166) (1,469)
     Depreciation and other non-cash charges............   (151)   (190)   (229)
                                                         ------  ------  ------
   Income before extraordinary items....................     42      37      42
   Extraordinary items--forgiveness of debt.............      4      40      12
                                                         ------  ------  ------
     Net income......................................... $   46  $   77  $   54
                                                         ======  ======  ======

5. Debt

  Debt consists of the following:

                                                                   1998   1997
                                                                  ------ ------
                                                                  (in millions)
   Series A senior notes, with a rate of 7 7/8% due August
    2005........................................................  $  500 $  --
   Series B senior notes, with a rate of 7 7/8% due August
    2008........................................................   1,192    --
   Series C senior notes, with a rate of 8.45% due December
    2008........................................................     498    --
   Senior secured notes, with a rate of 9 1/2% due May 2005.....      21    600
   Senior secured notes, with a rate of 8 7/8% due July 2007....     --     600
   Senior secured notes, with a rate of 9% due December 2007....     --     350
   Senior notes, with an average rate of 9 3/4% at December 31,
    1998,
    maturing through 2012.......................................      35     35
                                                                  ------ ------
     Total senior notes.........................................   2,246  1,585
                                                                  ------ ------
   Mortgage debt (non-recourse) secured by $3.3 billion of real estate assets,
    with an average rate of 7.77% at December 31, 1998, maturing through
    February 2023...............................................   2,438  1,762
   Line of credit, terminated in August 1998....................     --      22
                                                                  ------ ------
     Total mortgage debt........................................   2,438  1,784
                                                                  ------ ------
   Line of credit, with a variable rate of Eurodollar plus 1.75%
    (7.5% at
    December 31, 1998)..........................................     350    --
   Other notes, with an average rate of 7.39% at December 31,
    1998, maturing through December 2017........................      90     89
   Capital lease obligations....................................       7      8
                                                                  ------ ------
     Total other................................................     447     97
                                                                  ------ ------
                                                                  $5,131 $3,466
                                                                  ====== ======

  The detail above excludes $317 million of debt relating to the discontinued senior living business in 1997.

  On July 10, 1997, HMH Properties, Inc. ("Properties," an indirect wholly owned subsidiary of Host Marriott) and HMC Acquisitions Properties, Inc. ("Acquisitions", an indirect, wholly owned subsidiary of Host Marriott) completed consent solicitations (the "1997 Consent Solicitations") with holders of their senior notes ($600 million of 9 1/2% senior notes due 2005 and $350 million of 9% senior notes due 2007) to amend

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES certain provisions of their senior indentures. The 1997 Consent Solicitations facilitated the merger of Acquisitions with and into Properties. The amendments to the indentures also increased the ability of Properties to acquire, through certain subsidiaries, additional properties subject to non-recourse indebtedness and controlling interests in corporations, partnerships and other entities holding attractive properties and increased the threshold required to permit Properties to make distributions to affiliates.

  Concurrent with the 1997 Consent Solicitations and the Properties and Acquisitions merger, Properties issued an aggregate of $600 million of 8 7/8% senior notes at par with a maturity of July 2007. Properties received net proceeds of approximately $570 million, net of the costs of the 1997 Consent Solicitations and the offering.

  In conjunction with the REIT Conversion, Properties was merged with the Operating Partnership and all of the debt of Host Marriott and Properties was assumed by the Operating Partnership.

  During 1997, the Company, through its wholly owned subsidiary, HMC Capital Resources Corporation ("Resources"), entered into a credit facility (the "Old Credit Facility") with a group of commercial banks under which it could borrow up to $500 million for the acquisition of lodging real estate and for the Company's working capital purposes. During August 1998, the Old Credit Facility was terminated.

  The Company also purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott in 1997. The Company purchased the bonds for $219 million, an $11 million discount to the face value of $230 million. In connection with the redemption and defeasance of the bonds, the Company recognized an extraordinary gain of $5 million, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes. In 1997, the Company also incurred approximately $418 million of mortgage debt in conjunction with the acquisition of 11 hotels.

  In connection with the acquisition of the outstanding common stock of Forum Group, Inc. (the "Forum Group") in June 1997, the Company assumed debt of approximately $270 million. In 1997, an additional $33 million of debt financing was provided by Marriott International. The Company also assumed approximately $15 million of debt in conjunction with the acquisition of the Leisure Park retirement community in 1997. As a result of the Distribution, the debt related to the Forum Group and Leisure Park retirement community is included in net investments of discontinued operations for 1997 (Note 2). The Company continues to provide a guarantee on the Leisure Park debt.

  In the fourth quarter of 1996, the Company repaid the $109 million mortgage on the Philadelphia Marriott. In the first quarter of 1997, the Company obtained $90 million in first mortgage financing from two insurance companies secured by the Philadelphia Marriott. The mortgage bears interest at a fixed rate of 8.49% and matures in April 2009.

  In December 1997, the Company successfully completed the refinancing of the MHP (defined herein) mortgage debt for approximately $152 million. The new mortgage bears interest at 7.48% and matures in January 2008. In connection with the refinancing, the Company recognized an extraordinary loss of $2 million which represents payment of a prepayment penalty and the write-off of unamortized deferred financing fees, net of taxes.

  On April 20, 1998, the Company and certain of its subsidiaries filed a shelf registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for the issuance of up to $2.5 billion in securities.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  On August 5, 1998, the Company (through Properties) utilized the Shelf Registration to issue an aggregate of $1.7 billion in new senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. The Company utilized the proceeds from the New Senior Notes to purchase substantially all of its (i) $600 million in 9 1/2% senior notes due 2005; (ii) $350 million in 9% senior notes due 2007; and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Old Senior Notes"). Approximately $21 million of the Old Senior Notes remain outstanding. In connection with the purchase of substantially all of the Old Senior Notes, the Company recorded a charge of approximately $148 million (net of income tax benefit of $80 million) as an extraordinary item representing the amount paid for bond premiums and consent fees, as well as the write-off of deferred financing fees on the Old Senior Notes.

  Concurrently with each offer to purchase, Properties successfully solicited consents (the "1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued.

  In conjunction with the issuance of the New Senior Notes, Properties entered into a $1.25 billion credit facility (the "New Credit Facility") with a group of commercial banks. The New Credit Facility has an initial three-year term with two one-year extension options. Borrowings under the New Credit Facility bear interest currently at the Eurodollar rate plus 1.75% (7.5% at December 31, 1998). The interest rate and commitment fee on the unused portion of the New Credit Facility fluctuate based on certain financial ratios. The New Senior Notes and the New Credit Facility were assumed by the Operating Partnership in connection with the REIT Conversion. As of December 31, 1998, $350 million was outstanding under the New Credit Facility.

  The New Credit Facility and the indenture under which the New Senior Notes were issued contain covenants restricting the ability of Properties and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make certain distributions to equityholders of Properties, the Company, and the Operating Partnership. The New Credit Facility also contains certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt. In connection with the REIT Conversion, Properties was merged with, and into, the Operating Partnership in December 1998.

  In December 1998, the Operating Partnership issued $500 million of 8.45% Series C notes due in 2008 under the same indenture and with the same covenants as the New Senior Notes. In February 1999, the Company issued $300 million of 8 3/8% Series D notes due in 2006. The debt was used to refinance, or purchase, approximately $299 million of debt acquired in the Partnership Mergers, and approximately $40 million of other mortgage debt.

  In December 1998, the Company became party to eight interest rate swap agreements in connection with the Blackstone Acquisition discussed in Note 12. The notional amount of the agreements is approximately $365 million, with expiration dates between August 2000 and August 2002. The Company receives interest based on one month LIBOR (5.06% at December 31, 1998) and pays interest at fixed rates ranging from 5.72% to 6.60%. The interest rate swap agreements allow the Company to effectively eliminate the variability of the interest rates on certain secured debt. The Company was party to an interest rate swap agreement with a financial institution with an aggregate notional amount of $100 million which expired in December 1998. In 1997, the Company was party to two additional interest rate swap agreements with an aggregate notional amount of $400 million which expired in May 1997. The Company realized a net reduction of interest expense of $1 million in 1997 and $6 million in 1996 related to interest rate swap agreements. The reduction in interest expense in 1998 was not material as the Company did not assume the agreements until December 30.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The Company's debt balance at December 31, 1998, includes $87 million of debt that is recourse to the parent company. Aggregate debt maturities at December 31, 1998 are (in millions):

      1999.............................................................. $  405
      2000..............................................................    206
      2001..............................................................    435
      2002..............................................................    430
      2003..............................................................    121
      Thereafter........................................................  3,523
                                                                         ------
                                                                          5,120
      Discount on senior notes..........................................    (10)
      Interest rate swap agreements.....................................     14
      Capital lease obligation..........................................      7
                                                                         ------
                                                                         $5,131
                                                                         ======

  Cash paid for interest for continuing operations, net of amounts capitalized, was $325 million in 1998, $278 million in 1997 and $220 million in 1996. Deferred financing costs, which are included in other assets, amounted to $98 million and $96 million, net of accumulated amortization, as of December 31, 1998 and January 2, 1998, respectively. Amortization of deferred financing costs totaled $10 million, $7 million and $5 million in 1998, 1997 and 1996, respectively.

6. Company-obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust Whose Sole Assets are the Convertible Subordinated Debentures Due 2026

  In December 1996, Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of the Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer. The payment of distributions out of moneys held by the Issuer and payments on liquidation of the Issuer or the redemption of the Convertible Preferred Securities are guaranteed by the Company to the extent the Issuer has funds available therefor. This guarantee, when taken together with the Company's obligations under the indenture pursuant to which the Debentures (defined below) were issued, the Debentures, the Company's obligations under the Trust Agreement and its obligations under the indenture to pay costs, expenses, debts and liabilities of the Issuer (other than with respect to the Convertible Preferred Securities) provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which is its sole asset. Separate financial statements of the Issuer are not presented because of the Company's guarantee described above; the Company's management has concluded that such financial statements are not material to investors as the Issuer is wholly-owned and essentially has no independent operations.

  Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of Company common stock at the rate of 3.2537 shares per Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of Company common stock). The Debentures are convertible at the option of the holders into shares of Host Marriott common stock at a conversion rate of 3.2537 shares for each $50 in

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES principal amount of Debentures. The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. During 1998, 1997 and 1996, no shares were converted into common stock. The conversion ratio and price were adjusted to reflect the impact of the Distribution and the Special Dividend.

  Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March 1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities will correspond to the interest rate and interest and other payment dates on the Debentures. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, the Company will not be permitted to declare or pay any cash distributions with respect to its capital stock or debt securities that rank pari passu with or junior to the Debentures.

  Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer's option upon any redemption by the Company of the Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Debentures upon the occurrence of a default, the Convertible Preferred Securities are subject to mandatory redemption.

  In connection with consummation of the REIT Conversion, the Operating Partnership assumed primary liability for repayment of the Debentures of the Company underlying the Convertible Preferred Securities. Upon conversion by a Convertible Preferred Securities holder, the Company will issue shares of Company common stock, which will be delivered to such holder. Upon the issuance of such shares by the Company, the Operating Partnership will issue to the Company a number of OP Units equal to the number of shares of Company common stock issued in exchange for the Debentures.

7. Shareholders' Equity

  Seven hundered fifty million shares of common stock, with a par value of $0.01 per share, are authorized, of which 225.6 million and 203.8 million were outstanding as of December 31, 1998 and January 2, 1998, respectively. Fifty million shares of no par value preferred stock are authorized with none outstanding.

  In conjunction with the Merger, the Blackstone Acquisition and the Partnership Mergers (Note 12), the Operating Partnership issued approximately
64.5 million OP Units which are convertible into cash (or at Host Marriott's option shares of Host Marriott common stock). These OP Units are restricted from converting until July 1999, October 1999 and January 2000 when 23.9 million, 11.9 million and 28.8 million units, respectively, are eligible for conversion.

  The Company issued 11.9 million shares of common stock as part of the Special Dividend (Note 2) and 8.5 million shares of common stock in exchange for 8.5 million OP Units issued to certain limited partners in connection with the Partnership Mergers (Note 12). Also, as part of the REIT Conversion, the Company changed its par value from $1 to $0.01 per share. The change in par value did not affect the number of shares outstanding.

  On March 27, 1996, the Company completed the issuance of 31.6 million shares of common stock for net proceeds of nearly $400 million.

  In connection with a class action settlement, the Company issued warrants to purchase up to 7.7 million shares of the Company's common stock at $8.00 per share through October 8, 1996 and $10.00 per share thereafter. During 1996,
6.8 million warrants were exercised at $8.00 per share and an equivalent number of

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES shares of Company common stock were issued. During 1997 and 1998, 60,000 and 98,000 warrants were exercised at $10.00 per share. On October 8, 1998, the remaining warrants expired.

  In November 1998, the Board of Directors adopted a shareholder rights plan (as amended December 24, 1998) under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company's common stock. Each right when exercisable entitles the holder to buy 1/1,000th of a share of a series A junior participating preferred stock of the Company at an exercise price of $55 per share, subject to adjustment. The rights were exercisable 10 days after a person or group acquired beneficial ownership of at least 20%, or began a tender or exchange offer for at least 20%, of the Company's common stock. Shares owned by a person or group on November 3, 1998 and held continuously thereafter were exempt for purposes of determining beneficial ownership under the rights plan. The rights are non-voting and expire on November 22, 2008, unless exercised or previously redeemed by the Company for $.005 each. If the Company was involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquiror having a value of twice the exercise price of the right.

8. Income Taxes

  In December 1998, the Company restructured itself to enable the Company to qualify for treatment as a REIT, pursuant to the US Internal Revenue Code of 1986, as amended, effective January 1, 1999. In general, a corporation that elects REIT status and distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent it distributes its taxable income. Management believes that the Company was organized and will operate so as to qualify as a REIT as of January 1, 1999 (including distribution of at least 95% of its REIT taxable income to shareholders in 1999 and subsequent years). Management expects that the Company will pay taxes on "built-in gains" on only certain of its assets. Based on these considerations, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years, and the Company eliminated $106 million of its net existing deferred tax liabilities as of December 31, 1998. The Company does not expect to provide for any material deferred income taxes in future periods except in certain states and foreign countries. In connection with the Distribution and formation of the Non-Controlled Subsidiaries, the Company reduced deferred income tax liabilities by $102 million.

  In order to qualify as a REIT for federal income tax purposes, among other things, the Company must have distributed all of the accumulated earnings and profits ("E&P") of Host Marriott Corporation to its stockholders in one or more taxable dividends prior to the end of the first full taxable year for which the REIT election of the Company is effective, which currently is expected to be the taxable year commencing January 1, 1999.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In an effort to help accomplish the requisite distributions of the accumulated E&P, Host Marriott made an initial E&P distribution consisting of approximately 20.4 million shares of Crestline valued at $297 million, $69 million in cash, and approximately 11.9 million shares of Host Marriott stock valued at $143 million.

  The actual amount of the initial E&P distribution was based, in part, upon the estimated amount of accumulated E&P of Host Marriott as of the last day of its taxable year. To the extent that the initial E&P distribution was not sufficient to eliminate Host Marriott's accumulated E&P, Host Marriott will make one or more additional taxable distributions to its stockholders (in the form of cash or securities) prior to the last day of Host Marriott's first full taxable year as a REIT.

  Where required, deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

  Total deferred tax assets and liabilities at December 31, 1998 and January 2, 1998 were as follows:

                                                                1998     1997
                                                               -------  ------
                                                               (in millions)
      Deferred tax assets..................................... $    32  $  159
      Deferred tax liabilities................................    (129)   (646)
                                                               -------  ------
        Net deferred income tax liability..................... $   (97) $ (487)
                                                               =======  ======

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 1998 and January 2, 1998 follows:

                                                                1998     1997
                                                               -------  ------
                                                               (in millions)
      Investments in affiliates............................... $   --   $ (310)
      Property and equipment..................................     --     (179)
      Safe harbor lease investments...........................    (24)     (65)
      Deferred tax gain.......................................   (105)     (92)
      Reserves................................................     --      103
      Alternative minimum tax credit carryforwards............      32      41
      Other, net..............................................     --       15
                                                               -------  ------
        Net deferred income tax liability..................... $  (97)  $ (487)
                                                               =======  ======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The provision (benefit) for income taxes consists of:

                                                                1998  1997 1996
                                                                ----  ---- ----
                                                                (in millions)
   Current--Federal............................................ $116  $19  $(2)
          --State..............................................   27    4    3
          --Foreign............................................    4    3    3
                                                                ----  ---  ---
                                                                 147   26    4
                                                                ----  ---  ---
   Deferred--Federal...........................................  (49)   8    2
           --State.............................................  (12)   2   (1)
                                                                ----  ---  ---
                                                                 (61)  10    1
                                                                ----  ---  ---
                                                                $ 86  $36  $ 5
                                                                ====  ===  ===

  At December 31, 1998, the Company had approximately $32 million of alternative minimum tax credit carryforwards available which do not expire.

  Through 1997, the Company settled with the Internal Revenue Service ("IRS") substantially all issues for tax years through 1993. The Company expects to resolve any remaining issues with no material impact on the consolidated financial statements. The Company made net payments to the IRS of approximately $27 million, $10 million and $45 million in 1998, 1997 and 1996, respectively, related to these settlements. Certain adjustments totaling approximately $2 million in 1996 were made to the tax provision related to those settlements.

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows (excluding the impact of the change in tax status):

                                                            1998  1997   1996
                                                            ----  ----   -----
   Statutory Federal tax rate.............................. 35.0% 35.0 % (35.0)%
   State income taxes, net of Federal tax benefit..........  5.8   4.9    21.7
   Tax credits............................................. (1.7) (2.7)    --
   Additional tax on foreign source income.................  4.2   6.0    40.8
   Tax contingencies.......................................  --    --     25.0
   Permanent non-deductible REIT Conversion expenses.......  4.6   --      --
   Other permanent items...................................  1.2    .1     9.0
   Other, net..............................................  0.3    .1     1.0
                                                            ----  ----   -----
     Effective income tax rate............................. 49.4% 43.4 %  62.5 %
                                                            ====  ====   =====

  Crestline and the Company entered into a tax sharing agreement (the "Tax Sharing Agreement") which defines each party's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to Crestline's business for taxable years prior to the Distribution and with respect to certain tax attributes of Crestline after the Distribution. The Company is responsible for filing consolidated returns and paying taxes for periods through the date of the Distribution, and Crestline is responsible for filing its returns and paying taxes for subsequent periods.

  Cash paid for income taxes, including IRS settlements, net of refunds received, was $83 million in 1998, $56 million in 1997 and $40 million in 1996.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

9. Leases

  As of January 1, 1999, the Company leases substantially all of its hotels to subsidiaries of Crestline. Additionally, the Company also leases certain property and equipment under non-cancellable operating and capital leases.

  Hotel Leases. Due to current federal income tax law restrictions on a REIT's ability to derive revenues directly from the operation of a hotel, the Company leases its hotels (the "Leases") to one or more lessees (the "Lessees").

  There generally is a separate Lessee for each hotel or group of hotels that is owned by a separate subsidiary of the Company. The operating agreements for such Lessees provide that the Crestline member of the Lessee has full control over the management of the business of the Lessee, subject to blocking rights by Marriott International, where it is the manager, over certain decisions by virtue of its non-economic, limited voting interest in the lessee subsidiaries. Each full-service hotel Lease has a fixed term generally ranging from seven to ten years, subject to earlier termination upon the occurrence of certain contingencies as defined in the Leases. Each Lease requires the Lessee to pay 1) minimum rent in a fixed dollar amount per annum plus 2) to the extent it exceeds minimum rent, percentage rent based upon specified percentages of aggregate sales from the applicable hotel, including room sales, food and beverage sales, and other income in excess of specified thresholds. The amount of minimum rent and the percentage rent thresholds will be adjusted each year based upon any increases in the Consumer Price Index and the Employment Cost Index during the previous 10 months, as well as for certain capital expenditures and casualty occurrences.

  If the Company anticipates that the average tax basis of the Company's FF&E and other personal property that are leased by any individual lessor entity will exceed 15% of the aggregate average tax basis of the fixed assets in that entity, then the Lessee would be obligated either to acquire such excess FF&E from the Company or to cause a third party to purchase such FF&E. The Lessee has agreed to give a right of first opportunity to a Non-Controlled Subsidiary to acquire the excess FF&E and to lease the excess FF&E to the Lessee.

  Each Lessee is responsible for paying all of the expenses of operating the applicable hotel(s), including all personnel costs, utility costs and general repair and maintenance of the hotel(s). The Lessee also is responsible for all fees payable to the applicable manager, including base and incentive management fees, chain services payments and franchise or system fees, with respect to periods covered by the term of the Lease. Host Marriott also remains liable under each management agreement.

  The Company is responsible for paying real estate taxes, personal property taxes (to the extent the Company owns the personal property), casualty insurance on the structures, ground lease rent payments, required expenditures for FF&E (including maintaining the FF&E reserve, to the extent such is required by the applicable management agreement) and other capital expenditures.

 Crestline Guarantees

  Crestline and certain of its subsidiaries entered into limited guarantees of the Lease obligations of each Lessee. For each of four identified "pools" of hotels (determined on the basis of the term of the particular Lease with all leases having generally the same lease term placed in the same "pool"), the cumulative limit of Crestline's guaranty obligation is the greater of 10% of the aggregate rent payable for the immediately preceding fiscal year under all Leases in the pool or 10% of the aggregate rent payable under all Leases in the pool. For each pool, the subsidiary of Crestline that is the parent of the Lessees in the pool (a "Pool Parent") also is a party to the guaranty of the Lease obligations for that pool.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The obligations of the Pool Parent under each guaranty is secured by all funds received by the applicable Pool Parent from the hotels in the pool, and the hotels in the pool are required to distribute their excess cash flow to the Pool Parent for each accounting period, under certain conditions as described by the guaranty.

  In the event that Crestline's obligation under a guaranty is reduced to zero, the applicable Pool Parent can elect to terminate its guaranty and the pooling agreement for that pool by giving notice to the Operating Partnership. In that event, subject to certain conditions, the Pool Parent's guaranty will terminate six months after the effective date of such notice, subject to reinstatement in certain limited circumstances.

  The Operating Partnership sold the existing working capital to the applicable Lessee upon the commencement of the Lease at a price equal to the fair market value of such assets. The purchase price is represented by a note evidencing a loan that bears interest at a rate of 5.12%. Interest accrued on the working capital loan is due simultaneously with each periodic rent payment, and the amount of each payment of interest is credited against such rent payment. The principal amount of the working capital loan is payable upon termination of the Lease. The Lessee can return the working capital in satisfaction of the note. As of December 31, 1998, the note receivable from Crestline for working capital was $95 million.

  In the event the Company enters into an agreement to sell or otherwise transfer any full-service hotel free and clear of the applicable Lease, the Lessor must pay the Lessee a termination fee equal to the fair market value of the Lessee's leasehold interest in the remaining term of the Lease using a discount rate of 12%. Alternatively, the Lessor will be entitled to (i) substitute a comparable hotel or hotels for any hotel that is sold or (ii) sell the hotel subject to the Lease and certain conditions without being required to pay a termination fee.

  In the event that changes in the Federal income tax laws allow the Company, or subsidiaries or affiliates of the Company, to directly operate the hotels without jeopardizing the Company's status as a REIT, the Company will have the right to terminate all, but not less than all, of the full-service and HPT hotel Leases in return for paying the Lessees the fair market value of the remaining terms of the full-service hotel Leases, valued in the same manner as discussed above. The payment is payable in cash or, subject to certain conditions, shares of the Company's common stock, at the election of the Company. The rights of each Lessee will be expressly subordinated to qualifying mortgage debt and any refinancing thereof.

  The Company sold and leased back 37 of its Courtyard properties in 1995 and an additional 16 Courtyard properties in 1996 to Hospitality Properties Trust ("HPT"). Additionally, in 1996, the Company sold and leased back 18 of its Residence Inns to HPT. These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of the Company. Minimum rent payments are $51 million annually for the Courtyard properties and $17 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to the owner under the terms of the leases.

  In connection with the REIT Conversion, the Operating Partnership sublet the HPT hotels (the "Subleases") to separate indirect sublessee subsidiaries of Crestline ("Sublessee"), subject to the terms of the applicable HPT Lease.

  The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either the HPT lessee (the "Sublessor") elects not to renew the HPT lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT hotels (one for Courtyard by Marriott hotels and one for Residence Inn hotels). Rent under the Sublease consists of the Minimum Rent payable under the HPT lease and an additional percentage rent payable to the Sublessor. The percentage rent is sufficient to cover the additional

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES rent due under the HPT lease, with any excess being retained by the Sublessor. The rent payable under the Subleases is guaranteed by Crestline, up to a maximum amount of $30 million which amount is allocated between the two pools of HPT hotels.

  A number of the Company's leased hotel properties also include long-term ground leases for certain hotels, generally with multiple renewal options. Certain leases contain provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Future minimum annual rental commitments for all non-cancelable leases for which the Company is the lessee are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                 (in millions)
   1999.......................................................   $ 2    $  119
   2000.......................................................     1       116
   2001.......................................................     1       111
   2002.......................................................     1       106
   2003.......................................................     1       102
   Thereafter.................................................     4     1,292
                                                                 ---    ------
   Total minimum lease payments...............................    10    $1,846
                                                                        ======
   Less amount representing interest..........................    (3)
                                                                 ---
     Present value of minimum lease payments..................   $ 7
                                                                 ===

  Certain of the lease payments included in the table above relate to facilities used in the Company's former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $103 million and $915 million, respectively, payable to the Company under non-cancellable subleases.

  The aggregate minimum rental payments to be received by the Operating Partnership under the hotel leases are $774 million in 1999 and will be adjusted in future periods based on changes in the Consumer Price Index and Employment Cost Index.

  In conjunction with the refinancing of the mortgage of the New York Marriott Marquis, the Company also renegotiated the terms of the ground lease. The renegotiated ground lease provides for the payment of a percentage of the hotel sales (3% in 1998, 4% in 1999 and 5% thereafter) through 2017, which is to be used to amortize the existing deferred ground rent obligation of $116 million. The Company has the right to purchase the land under certain circumstances.

  The Company remains contingently liable at December 31, 1998 on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $93 million at December 31, 1998. However, management considers the likelihood of any substantial funding related to these leases to be remote.

  Rent expense consists of:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
                                                                  (in millions)
   Minimum rentals on operating leases........................... $104 $ 98 $83
   Additional rentals based on sales.............................   26   20  16
                                                                  ---- ---- ---
                                                                  $130 $118 $99
                                                                  ==== ==== ===

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

10. Employee Stock Plans

  At December 31, 1998, the Company maintained two stock-based compensation plans, including the comprehensive stock plan (the "Comprehensive Plan"), whereby the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock and the employee stock purchase plan (the "Employee Stock Purchase Plan").

  Total shares of common stock reserved and available for issuance under the Comprehensive Plan at December 31, 1998 was 26.6 million.

  Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. Non-qualified options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. In connection with the Marriott International Distribution in 1993, the Company issued an equivalent number of Marriott International options and adjusted the exercise prices of its options then outstanding based on the relative trading prices of shares of the common stock of the two companies.

  In connection with the Host Marriott Services ("HM Services") spin-off in 1995, outstanding options held by current and former employees of the Company were redenominated in both Company and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between the Company and HM Services, the Company has the right to receive up to 1.4 million shares of HM Services' common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. As of December 31, 1998, the Company valued this right at approximately $9 million, which is included in other assets.

  Effective December 29, 1998, the Company adjusted the number of outstanding stock options and the related exercise prices to maintain the intrinsic value of the options to account for the Special Dividend and the Distribution. The vesting provisions and option period of the original grant was retained. No compensation expense was recorded by the Company as a result of these adjustments. Employee optionholders that remained with the Company received options only in the Company's stock and those employee optionholders that became Crestline employees received Crestline options in exchange for the Company's options.

  The Company continues to account for expense under its plans according to the provisions of Accounting Principle Board Opinion 25 and related interpretations as permitted under SFAS No. 123. Consequently, no compensation cost has been recognized for its fixed stock options under the Comprehensive Plan and its Employee Stock Purchase Plan.

  For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 6.2% and 6.6%, respectively, volatility of 35% and 36%, respectively, expected lives of 12 years and no dividend yield. The weighted average fair value per option granted during the year was $13.13 in 1997 and $8.68 in 1996. No options were granted in 1998. Pro forma compensation cost for 1998, 1997 and 1996 would have reduced (increased) net income (loss) by approximately $524,000, $330,000 and ($150,000), respectively. Basic and diluted earnings per share on a pro forma basis were not impacted by the pro forma compensation cost in 1998, 1997 and 1996.

  The effects of the implementation of SFAS No. 123 are not representative of the effects on reported net income in future years because only the effects of stock option awards granted in 1996 and 1997 have been considered.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  A summary of the status of the Company's stock option plan for 1998, 1997 and 1996 follows:

                                      1998                         1997                         1996
                          ---------------------------- ---------------------------- ----------------------------
                                           Weighted                     Weighted                     Weighted
                             Shares        Average        Shares        Average        Shares        Average
                          (in millions) Exercise Price (in millions) Exercise Price (in millions) Exercise Price
                          ------------- -------------- ------------- -------------- ------------- --------------
Balance, at beginning of
 year...................       6.8           $ 4            8.3           $ 4           10.0           $ 4
Granted.................       --            --              .1            20             .2            13
Exercised...............      (1.3)            5           (1.6)            4           (1.9)            4
Forfeited/Expired.......      (0.6)            4            --            --             --            --
Adjustment for
 Distribution and
 Special Dividend.......       0.7             3            --            --             --            --
                              ----                         ----                         ----
Balance, at end of
 year...................       5.6             3            6.8             4            8.3             4
                              ====                         ====                         ====
Options exercisable at
 year-end...............       5.5                          6.4                          7.6
                              ====                         ====                         ====

  The following table summarizes information about stock options at December 31, 1998:

                                    Options Outstanding          Options Exercisable
                             ---------------------------------- ----------------------
                                            Weighted
                                             Average   Weighted               Weighted
                                            Remaining  Average                Average
                                Shares     Contractual Exercise    Shares     Exercise
  Range of Exercise Prices   (in millions)    Life      Price   (in millions)  Price
  ------------------------   ------------- ----------- -------- ------------- --------
          $  1 - 3                4.1            8       $ 2         4.1        $ 2
             4 - 6                0.8            6         5         0.8          5
             7 - 9                0.4           11         8         0.4          8
           10 - 12                0.1           12        10         0.1         10
           13 - 15                0.1           13        13         0.1         13
           19 - 22                0.1           14        18         --         --
                                  ---                                ---
                                  5.6                                5.5
                                  ===                                ===

  Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1998, 1997 and 1996, 12,000, 14,000 and 13,000 shares were granted, respectively, under this plan. The compensation cost that has been charged against income for deferred stock was not material in 1998, 1997 and 1996. The weighted average fair value per share granted during each year was $19.21 in 1998, $15.81 in 1997 and $11.81 in 1996.

  The Company from time to time awards restricted stock plan shares under the Comprehensive Plan to officers and key executives to be distributed over the next three to 10 years in annual installments based on continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the Company's common stock. In 1998, 1997 and 1996, 2,900, 198,000 and 2,511,000 shares of additional restricted stock plan shares were granted to certain key employees under these terms and conditions. Approximately 16,842 and 161,000 shares were forfeited in 1998 and 1996, respectively. There were no shares forfeited in 1997. The Company recorded compensation expense of $11 million, $13 million and $11 million in 1998, 1997 and 1996, respectively, related to these awards. The weighted average fair value per share granted during each year was $18.13 in 1998, $16.88 in 1997 and $14.01 in 1996. Under these awards 925,000 shares were outstanding at December 31, 1998. The Board has voted to approve 3,199,000 shares for award in 1999 under similar terms.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  In 1998, 568,408 stock appreciation rights ("SARs") were issued under the Comprehensive Plan to certain directors of the Company as a replacement for previously issued options that were cancelled during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to the Company upon conversion to a REIT. The SARs are fully vested and the grant prices range from $1.20 to $5.13. In 1998, the Company recognized compensation expense of $4.8 million related to this grant. Additionally, in future periods, the Company will recognize compensation expense for outstanding SARs as a result of fluctuations in the market price of the Company's common stock.

  Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or market value at the end of the plan year.

11. Profit Sharing and Postemployment Benefit Plans

  The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors. The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material in 1996 through 1998.

12. Acquisitions and Dispositions

  The Company acquired or gained controlling interest in 36 hotels with 15,166 rooms in 1998, 18 hotels with 9,128 rooms in 1997 and 24 hotels with 11,385 rooms in 1996. The Company has also disposed of a number of hotels, including two hotels since 1997 and one subsequent to year-end 1998. Twenty-five of the 1998 acquisitions, consisting of the Blackstone Acquisition and the Partnership Mergers, were completed on December 30, 1998 in conjunction with the REIT Conversion. Additionally, three full-service properties were contributed to one of the Non-Controlled Subsidiaries (Note 4). Each of these transactions is discussed separately below.

  1998 Acquisitions. In January 1998, the Company acquired an additional interest in Atlanta Marriott Marquis II Limited Partnership, which owns an interest in the 1,671-room Atlanta Marriott Marquis Hotel, for $239 million, including the assumption of $164 million of mortgage debt. The Company previously owned a 1.3% general and limited partnership interest. In March 1998, the Company acquired a controlling interest in a partnership that owns three hotels: the 359-room Albany Marriott, the 350-room San Diego Marriott Mission Valley and the 320-room Minneapolis Marriott Southwest for approximately $50 million. In the second quarter of 1998, the Company acquired the partnership that owns the 289-room Park Ridge Marriott in Park Ridge, New Jersey for $24 million. The Company previously owned a 1% managing general partner interest and a note receivable interest in such partnership. In addition, the Company acquired the 281-room Ritz-Carlton, Phoenix for $75 million, the 397-room Ritz-Carlton in Tysons Corner, Virginia for $96 million and the 487-room Torrance Marriott near Los Angeles, California for $52 million. In the third quarter of 1998, the Company acquired the 308-room Ritz-Carlton, Dearborn for $65 million, the 336-room Ritz-Carlton, San Francisco for $161 million and the 404-room Memphis Crowne Plaza (which was converted to the Marriott brand upon acquisition) for $16 million.

  Blackstone Acquisition. In December 1998, the Company completed the acquisition of, or controlling interests in, twelve hotels and one mortgage loan secured by an additional hotel (the "Blackstone Acquisition") from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners (together, the "Blackstone Entities"). In addition, the Company acquired a 25% interest in Swissotel Management (USA) L.L.C., which operates five Swissotel hotels in the United States, from

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES the Blackstone Entities, which the Company transferred to Crestline in connection with the Distribution. The Operating Partnership issued approximately 43.9 million OP Units, which OP Units are redeemable for cash (or at Host Marriott's option, shares of common stock of Host Marriott) assumed debt and made cash payments totaling approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Entities. The actual number of OP Units to be issued to the Blackstone Entities will fluctuate based upon certain adjustments to be determined on March 31, 1999. Based on current stock prices, the Operating Partnership will be required to issue to the Blackstone Entities approximately
3.7 million additional units in April 1999. The consideration received by the Blackstone Entities was determined through negotiations between the Company and Blackstone and was not based upon appraisals of the assets. Each OP Unit is exchangeable for one share of the Company's common stock (or its cash equivalent, at the Company's election). After all adjustments, the Blackstone Entities will own approximately 16.4% of the outstanding OP Units of the Operating Partnership.

  At the closing of the Blackstone Acquisition, the hotels were leased to subsidiaries of Crestline but will continue to be managed on behalf of the Lessees under their existing management agreements.

  Partnership Mergers. In December 1998, the Company announced the completion of the Partnership Mergers which was the roll-up of eight public partnerships and four private partnerships which own or control 28 properties, 13 of which were already consolidated (the "Partnership Mergers"). The Operating Partnership issued approximately 25 million OP Units to partners for their interests valued at approximately $333 million. The eight public partnerships that merged are: the Atlanta Marriott Marquis II, Limited Partnership ("Atlanta Marquis"); Desert Springs Marriott Limited Partnership ("Desert Springs"); Hanover Marriott Limited Partnership ("Hanover"); Marriott Diversified American Hotels, Limited Partnership ("MDAH"); Marriott Hotel Properties, Limited Partnership ("MHP"); Marriott Hotel Properties II, Limited Partnership ("MHP2"); Mutual Benefit Chicago Marriott Suite Hotel Partners, Limited Partnership ("Chicago Suites") and Potomac Hotel Limited Partnership ("PHLP") (collectively, the "Public Partnerships"). The four private partnerships in which all or controlling interests also were acquired include privately-held ownership interests in the Atlanta Marriott Marquis; The Ritz-Carlton, Naples; The Ritz-Carlton, Buckhead; the New York Marriott Marquis and the Hartford Marriott (collectively, the "Private Partnerships"). The Company had previously not consolidated three of the 12 partnerships. Those three partnerships are: 1) MDAH, the owner of six full-service Marriott hotels; 2) PHLP, the owner of eight Marriott hotels (two of which were previously consolidated) and 3) Chicago Suites, the owner of the 256-room Marriott O'Hare Suites. As a result of these transactions, the Company has increased its ownership of most of the 28 properties to 100% while consolidating 13 additional hotels (4,445 rooms).

  1998 Dispositions. In 1998, the Company sold the 662-room New York Marriott East Side for approximately $191 million and recorded a pre-tax gain of approximately $40 million. The Company also sold the 191-room Napa Valley Marriott for approximately $21 million and recorded a pre-tax gain of approximately $10 million.

  1999 Dispositions. In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for approximately $35 million and recorded a pre-tax gain of approximately $13 million.

  1997 Acquisitions. In 1997, the Company acquired eight full-service hotels totaling 3,600 rooms for approximately $145 million. In addition, the Company acquired controlling interests in nine full-service hotels totaling 5,024 rooms for approximately $621 million, including the assumption of approximately $418 million of debt. The Company also completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Also in 1997, the Company acquired the outstanding common stock of the Forum Group from Marriott Senior Living Services. The Company purchased the Forum Group portfolio of 29 senior living communities for approximately $460 million, including approximately $270 million in debt. The Company also acquired 49% of the remaining 50% interest in the partnership which owned the 418-unit Leisure Park retirement community for approximately $23 million, including the assumption of approximately $15 million of debt. The Company contributed these assets in conjunction with the Distribution of Crestline.

  1996 Acquisitions. In 1996, the Company acquired six full-service hotels totaling 1,964 rooms for an aggregate purchase price of approximately $189 million. In addition, the Company acquired controlling interests in 17 full-service hotels totaling 8,917 rooms for an aggregate purchase price of approximately $1.1 billion, including the assumption of approximately $696 million of debt. The Company also purchased the first mortgage of the 504-room New York Marriott Financial Center for approximately $101 million.

  In the first and second quarters of 1996, the Company completed the sale and leaseback of 16 of its Courtyard properties and 18 of its Residence Inn properties for $349 million. The Company received net proceeds of approximately $314 million and will receive approximately $35 million upon expiration of the leases. A deferred gain of $45 million on the sale/leaseback transactions is being amortized over the initial term of the leases.

  The Company's summarized, unaudited consolidated pro forma results of operations, assuming the above transactions occurred on January 3, 1997, are as follows (in millions, except per share amounts):

                                                                   1998   1997
                                                                  ------ ------
      Revenues................................................... $4,220 $3,919
      Income before extraordinary items..........................    189     71
      Net income (loss)..........................................     41     74
      Basic earnings (loss) per common share:
        Income before extraordinary items........................    .88    .33
        Basic earnings (loss) per common share...................    .19    .34
      Diluted earnings (loss) per common share:
        Income before extraordinary items........................    .83    .32
        Diluted earnings (loss) per common share.................    .25    .33

13. Fair Value of Financial Instruments

  The fair values of certain financial assets and liabilities and other financial instruments are shown below:

                                                     1998            1997
                                                --------------- ---------------
                                                Carrying  Fair  Carrying  Fair
                                                 Amount  Value   Amount  Value
                                                -------- ------ -------- ------
                                                         (in millions)
   Financial assets
     Short-term marketable securities..........  $  --   $  --   $  354  $  354
     Receivables from affiliates...............     134     141      23      26
     Notes receivable..........................      69      69      29      46
     Other.....................................       9       9      20      20
   Financial liabilities
     Debt, net of capital leases...............   5,110   5,125   3,458   3,493
   Other financial instruments
     Convertible Preferred Securities..........     550     449     550     638

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Short-term marketable securities and receivable Convertible Preferred Securities are valued based on quoted market prices. Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of the New Credit Facility and other notes are estimated to be equal to their carrying value. Senior notes are valued based on quoted market prices.

  The fair value of the liability related to the interest rate swap agreements assumed in the Blackstone Acquisition was $14 million. The fair value is based on the estimated amount the Company would pay or receive to terminate the swap agreements. The aggregate notional amount of the agreements was $365 million at December 31, 1998 and $100 million at January 2, 1998.

14. Marriott International Distribution and Relationship with Marriott International

  The Company and Marriott International (formerly a wholly owned subsidiary, the common stock of which was distributed to the Company's shareholders on October 8, 1993) have entered into various agreements in connection with the Marriott International Distribution and thereafter which provide, among other things, that (i) the majority of the Company's hotel lodging properties are managed by Marriott International under agreements with initial terms of 15 to 20 years and which are subject to renewal at the option of Marriott International for up to an additional 16 to 30 years (see Note 15); (ii) 13 of the Company's full-service properties are operated under franchise agreements with Marriott International with terms of 15 to 30 years; (iii) Marriott International provided the Company with $92 million of financing at an average rate of 9% in 1997 related to the Company's discontinued senior living operations; (iv) the Company acquired 49% of Marriott International's 50% interest in the Leisure Park retirement community in 1997 for $23 million, including approximately $15 million of assumed debt; (v) Marriott International guarantees the Company's performance in connection with certain loans and other obligations ($70 million at December 31, 1998); (vi) the Company borrowed and repaid $109 million of first mortgage financing for construction of the Philadelphia Marriott (see Note 5); (vii) Marriott International and the Company formed a joint venture and Marriott International provided the Company with $29 million in debt financing at an average interest rate of 12.7% and $28 million in preferred equity in 1996 for the acquisition of two full-service properties in Mexico City, Mexico; and
(viii) Marriott International provides certain limited administrative services.

  In 1998, 1997 and 1996, the Company paid to Marriott International $196 million, $162 million and $101 million, respectively, in hotel management fees; $4 million, $13 million and $18 million, respectively, in interest and commitment fees under the debt financing and line of credit provided by Marriott International, and $3 million, $3 million and $4 million, respectively, for limited administrative services. The Company also paid Marriott International $9 million, $4 million and $2 million, respectively, of franchise fees in 1998, 1997 and 1996. In connection with the discontinued senior living communities' business, the Company paid Marriott International $13 million and $6 million in management fees during 1998 and 1997, respectively.

  Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur.

15. Hotel Management Agreements

  Most of the Company's hotels are subject to management agreements (the "Agreements") under which Marriott International manages the Company's hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The Agreements generally provide for payment of base management fees equal to one to four percent of sales and incentive management

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES fees generally equal to 20% to 50% of Operating Profit (as defined in the Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit. In the event of early termination of the Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

  As a result of the REIT Conversion, all fees payable under the Agreements for subsequent periods are the primary obligations of the Lessees. The obligations of the Lessees are guaranteed to a limited extent by Crestline. The Company remains obligated to the managers in case the Lessee fails to pay these fees (but it would be entitled to reimbursement from the Lessee under the terms of the Leases).

  Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

  Crestline, as the Company's Lessee, is obligated to provide the manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels' property and improvements. Under certain circumstances, Crestline will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

  Crestline assumed franchise agreements with Marriott International for 10 hotels. Pursuant to these franchise agreements, Crestline generally pays a franchise fee based on a percentage of room sales and food and beverage sales as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of sales, while fees for food and beverage sales vary from two to three percent of sales. The terms of the franchise agreements are from 15 to 30 years.

  Crestline assumed management agreements with The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, to manage ten of the Company's hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to five percent of sales and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

  Crestline also assumed management agreements with hotel management companies other than Marriott International and Ritz-Carlton for 23 of the Company's hotels (10 of which are franchised under the Marriott brand). These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. Seventeen of the 23 agreements also provide for incentive management fees generally equal to 10 to 25 percent of available cash flow, operating profit, or net operating income, as defined in the agreements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

16. Relationship with Crestline Capital Corporation

  The Company and Crestline have entered into various agreements in connection with the Distribution as discussed in Note 2 and further outlined below.

 Distribution Agreement

  Crestline and the Company entered into a distribution agreement (the "Distribution Agreement"), which provided for, among other things, (i) the distribution of shares of Crestline in connection with the Distribution; (ii) the division between Crestline and the Company of certain assets and liabilities; (iii) the transfer to Crestline of the 25% interest in the Swissotel management company acquired in the Blackstone Acquisition and (iv) certain other agreements governing the relationship between Crestline and the Company following the Distribution. Crestline also granted the Company a contingent right to purchase Crestline's interest in Swissotel Management
(USA) L.L.C. at fair market value in the event the tax laws are changed so that the Company could own such interest without jeopardizing its status as a REIT.

  Subject to certain exceptions, the Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to allocate to Crestline, effective as of the date of the Distribution, financial responsibilities for liabilities arising out of, or in connection with, the business of the senior living communities.

 Asset Management Agreement

  The Company and the Non-Controlled Subsidiaries entered into asset management agreements (the "Asset Management Agreements") with Crestline whereby Crestline agrees to provide advice on the operation of the hotels and review financial results, projections, loan documents and hotel management agreements. Crestline also agrees to consult on market conditions and competition, as well as monitor and negotiate with governmental agencies, insurance companies and contractors. Crestline will be paid a fee not to exceed $4.5 million for each calendar year for its consulting services under the Asset Management Agreements, which includes $0.25 million related to the Non-Controlled Subsidiaries. The Asset Management Agreements each have terms of two years with an automatic one year renewal, unless earlier terminated by either party in accordance with the terms thereof.

 Non-Competition Agreement

  Crestline and the Company entered into a non-competition agreement that limits the respective parties' future business opportunities. Pursuant to this non-competition agreement, Crestline agrees, among other things, that until the earlier of December 31, 2008, or the date on which it is no longer a Lessee of more than 25% of the number of hotels owned by the Company at the time of the Distribution, it will not own any full service hotel, manage any limited service or full service hotel owned by the Company, or own or operate a full service hotel franchise system operating under a common name brand, subject to certain exceptions. In addition, the Company agrees not to participate in the business of leasing, operating or franchising limited service or full service properties, subject to certain exceptions.

 1998 Employee Benefits and Other Employment Matters Allocation Agreement

  As part of the REIT Conversion, the Company, the Operating Partnership and Crestline entered into the 1998 Employee Benefits Allocation Agreement relating to various compensation, benefits and labor matters. Under the agreement, the Operating Partnership and Crestline each assumed certain liabilities related to covered benefits and labor matters arising prior to the effective date of the Distribution and relating to employees of

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES each organization, respectively, after the Distribution. The agreements also govern the treatment of awards under the Comprehensive Plan and requires the adoption of such a plan by Crestline and the Operating Partnership.

17. Litigation

  The Company is and from time-to-time will be the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

  In the fourth quarter of 1997, the Company reached a settlement in a lawsuit against Trinity Industries and others for claims related to construction of the New York Marriott Marquis. In settlement of the lawsuit, the Company and its affiliate received a cash settlement of approximately $70 million, the majority of which was considered a recovery of construction costs and $10 million of which has been recorded as other revenues in the accompanying consolidated financial statements.

18. Geographic and Business Segment Information

  The Company operates one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands, contain an average of nearly 465 rooms, as well as supply other amenities such as meeting space and banquet facilities; a variety of restaurants and lounges; gift shops and swimming pools. They are typically located in downtown, airport, suburban and resort areas throughout the United States.

  The Company evaluates the performance of its segment based primarily on operating profit before depreciation, corporate expenses, and interest expense. The Company's income taxes are included in the consolidated Federal income tax return of the Company and its affiliates and is allocated based upon the relative contribution to the Company's consolidated taxable income/loss and changes in temporary differences. The allocation of taxes is not evaluated at the segment level and, therefore, the Company does not believe the information is material to the consolidated financial statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The following table presents revenues and other financial information excluding amounts related to the Company's discontinued senior living business (in millions):

                                                               1998
                                                   -----------------------------
                                                          Corporate
                                                   Hotels  & Other  Consolidated
                                                   ------ --------- ------------
Revenues.......................................... $3,492   $ 21       $3,513
Operating profit .................................    618     43          661
Interest expense..................................    328      7          335
Interest income...................................     37     14           51
Depreciation and amortization.....................    238      5          243
Capital expenditures..............................    247      5          252
Total assets......................................  7,908    360        8,268

                                                               1997
                                                   -----------------------------
                                                          Corporate
                                                   Hotels  & Other  Consolidated
                                                   ------ --------- ------------
Revenues.......................................... $2,806   $ 17       $2,823
Operating profit (loss)...........................    444    (12)         432
Interest expense..................................    281      7          288
Interest income...................................     40     12           52
Depreciation and amortization.....................    226      5          231
Capital expenditures..............................    154      4          158
Total assets......................................  5,789    116        5,905

                                                               1996
                                                   -----------------------------
                                                          Corporate
                                                   Hotels  & Other  Consolidated
                                                   ------ --------- ------------
Revenues.......................................... $1,942   $ 15       $1,957
Operating profit (loss)...........................    256    (23)         233
Interest expense..................................    228      9          237
Interest income...................................     31     17           48
Depreciation and amortization.....................    165      3          168
Capital expenditures..............................    156      3          159
Total assets......................................  4,770    382        5,152

  During most of 1998, the Company's foreign operations consisted of six full-service hotel properties located in Mexico and Canada. As of December 31, 1998, the Company's foreign operations had decreased to four Canadian hotel properties, as the hotels in Mexico were contributed to Rockledge Hotel Properties, Inc. There were no intercompany sales between the properties and the Company. The following table presents revenues and long-lived assets for each of the geographical areas in which the Company operates (in millions):

                           1998                1997                1996
                    ------------------- ------------------- -------------------
                             Long-lived          Long-lived          Long-lived
                    Revenues   Assets   Revenues   Assets   Revenues   Assets
                    -------- ---------- -------- ---------- -------- ----------
United States......  $3,392    $7,112    $2,718    $4,412    $1,908    $3,587
International......     121        89       105       222        49       218
                     ------    ------    ------    ------    ------    ------
 Total.............  $3,513    $7,201    $2,823    $4,634    $1,957    $3,805
                     ======    ======    ======    ======    ======    ======

  The long-lived assets for 1997 exclude $583 million of assets related to the discontinued senior living business.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

19. Quarterly Financial Data (unaudited)

                                                 1998
                           --------------------------------------------------------
                             First     Second      Third      Fourth      Fiscal
                            Quarter    Quarter    Quarter     Quarter      Year
                           ---------  ---------  ---------   ----------  ----------
                            (in millions, except per common share amounts)
Revenues..................  $    791   $    839   $    745   $    1,138  $    3,513
Operating profit before
 minority interest,
 corporate expenses and
 interest.................       147        208        111          195         661
Income from continuing
 operations...............        28         62          2          102         194
Income before
 extraordinary items......        30         66          4           95         195
Net income (loss).........        30         66       (144)          95          47
Basic earnings (loss) per
 common share:
  Income from continuing
   operations.............       .13        .29        .01          .47         .90
  Income before
   extraordinary items....       .14        .31        .02          .44         .91
  Net income (loss).......       .14        .31       (.67)         .44         .22
Diluted earnings (loss)
 per common share:
  Income from continuing
   operations.............       .13        .26        .01          .43         .84
  Income before
   extraordinary items....       .14        .28        .02          .40         .85
  Net income (loss).......       .14        .28       (.65)         .40         .27

                                                 1997
                           --------------------------------------------------------
                             First     Second      Third      Fourth      Fiscal
                            Quarter    Quarter    Quarter     Quarter      Year
                           ---------  ---------  ---------   ----------  ----------
                            (in millions, except per common share amounts)
Revenues..................  $    624   $    643   $    615   $      941  $    2,823
Operating profit before
 minority interest,
 corporate expenses and
 interest.................        91        124         82          135         432
Income from continuing
 operations...............         6         26          6            9          47
Income before
 extraordinary items......         6         26          6            9          47
Net income................        11         26          6            7          50
Basic earnings per common
 share:
  Income from continuing
   operations.............       .03        .12        .03          .04         .22
  Income before
   extraordinary items....       .03        .12        .03          .04         .22
  Net income..............       .05        .12        .03          .03         .23
Diluted earnings per
 common share:
  Income from continuing
   operations.............       .03        .12        .03          .04         .22
  Income before
   extraordinary items....       .03        .12        .03          .04         .22
  Net income..............       .05        .12        .03          .03         .23

  The quarterly data in the table above has been restated to reflect the Company's senior living business as a discontinued operation and the impact of the 1998 stock portion of the Special Dividend on earnings per share.

  The first three quarters consist of 12 weeks each in both 1998 and 1997, and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings (loss) per common share for the four quarters in 1998 and 1997 differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  The information called for by Items 10-13 is incorporated by reference from our 1999 Annual Meeting of Shareholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

  (i) FINANCIAL STATEMENTS

    All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

  (ii)FINANCIAL STATEMENT SCHEDULES

    The following financial information is filed herewith on the pages indicated.

    Financial Schedules:

                                                                         Page
                                                                      ----------
     III. Real Estate and Accumulated Depreciation..................  S-1 to S-2

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

  (iii)EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
    2.1  Agreement and Plan of Merger by and among Host Marriott Corporation,
         HMC Merger Corporation and Host Marriott L.P. (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-
         64793).

    3.3  Bylaws of Host Marriott Corporation dated September 28, 1998
         (incorporated by reference to Host Marriott Corporation Registration
         Statement No. 333-64793).

    3.4  Articles of Amendment and Restatement of Articles of Incorporation of
         Host Marriott Corporation (incorporated by reference to Host Marriott
         Corporation Registration Statement No. 333-64793).

    4.1  Form of Common Stock Certificate of Host Marriott Corporation
         (incorporated by reference to Host Marriott Corporation Registration
         Statement No. 333-55807).


  Exhibit
    No.                                 Description
  -------                               -----------
   4.2     Guarantee Agreement, dated December 2, 1996, between Host Marriott
           Corporation and IBJ Schroeder Bank & Trust Company, as Guarantee
           Trustee (incorporated by reference to Exhibit 4.6 of Host Marriott
           Corporation Registration Statement No. 333-19923).

   4.3(i)  Rights Agreement between Host Marriott Corporation and The Bank of
           New York as Rights Agent dated as of November 23, 1998 (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated November 23, 1998).

   4.3(ii) Amendment No. 1 to Rights Agreement between Host Marriott
           Corporation and The Bank of New York as Rights Agent dated as of
           December 18, 1998 (incorporated by reference to Host Marriott
           Corporation Current Report on Form 8-K dated December 18, 1998).

   4.4     Indenture by and among HMC Acquisition Properties, Inc., as Issuer,
           HMC SFO, Inc., as Subsidiary Guarantors, and Marine Midland Bank, as
           Trustee (incorporated by reference to Host Marriott Corporation
           Registration Statement No. 333-00768).

   4.5     Indenture by and among HMH Properties, Inc., as Issuer, HMH
           Courtyard Properties, Inc., HMC Retirement Properties, Inc.,
           Marriott Financial Services, Inc., Marriott SBM Two Corporation, HMH
           Pentagon Corporation and Host Airport Hotels, Inc., as Subsidiary
           Guarantors, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Registration Statement
           33-95058).

   4.6 Indenture by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as
           Trustee (incorporated by reference to Host Marriott Corporation
           Current Report on Form 8-K dated August 6, 1998).

   4.7     Indenture for the 6 3/4% Convertible Debentures, dated December 2,
           1996, between Host Marriott Corporation and IBJ Schroeder Bank &
           Trust Company, as Indenture Trustee (incorporated by reference to
           Exhibit 4.3 of Host Marriott Corporation Registration Statement No.
           333-19923).

   4.8     Amended and Restated Trust Agreement, dated December 2, 1996, among
           Host Marriott Corporation, IBJ Schroeder Bank & Trust Company, as
           Property Trustee, Delaware Trust Capital Management, Inc., as
           Delaware Trustee, and Robert E. Parsons, Jr., Bruce D. Wardinski and
           Christopher G. Townsend, as Administrative Trustees (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation Registration
           Statement No. 333-19923).

   4.9 Amended and Restated Trust Agreement, dated as of December 29, 1998, among HMC Merger Corporation, as Depositor, IBJ Schroder Bank &
           Trust Company, as Property Trustee, Delaware Trust Capital
           Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr.,
           Ed Walter and Christopher G. Townsend, as Administrative Trustees.

  10.1     Second Amended and Restated Agreement of Limited Partnership of Host
           Marriott, L.P. (incorporated by reference to Exhibit 3.1 of Host
           Marriott Corporation Registration Statement No. 333-55807).

  10.2     Indenture between Host Marriott L.P., as Issuer, and Marine Midland
           Bank, as Indenture Trustee, and Form of 6.56% Callable Note due
           December 15, 2005 (incorporated by reference to Exhibit 4.1 of Host
           Marriott Corporation Registration Statement No. 333-55807).

  10.3     Amended and Restated Credit Agreement dated as of June 19, 1997 and
           Amended and Restated as of August 5, 1998 among Host Marriott
           Corporation, Host Marriott Hospitality, Inc., HMH Properties, Inc.,
           Host Marriott, L.P., HMC Capital Resources Corp., Various Banks,
           Wells Fargo Bank, National Association, The Bank of Nova Scotia and
           Credit Lyonnais New York Branch, as Co-Arrangers, and Bankers Trust
           Company as Arranger and Administrative Agent (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated September 11, 1998).

  10.4* First Amendment and Waiver of Amended and Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998, among Host Marriott Corporation, Host Marriott Hospitality
           Inc., HMH Properties, Inc., Host Marriott, L.P., HMC Capital
           Resources Corp., Various Banks, Wells Fargo Bank, National
           Association, The Bank of Nova Scotia and Credit Lyonnais New York
           Branch, as Co-Arrangers and Bankers Trust Company as Arranger and
           Administrative Agent dated as of November 25, 1998.


 Exhibit
   No.                                 Description
 -------                               -----------
  10.5*  Second Amendment and Consent to Credit Agreement of Amended and
         Restated Credit Agreement dated as of June 19, 1997 and Amended and
         Restated as of August 5, 1998, among Host Marriott Corporation, Host
         Marriott Hospitality Inc., HMH Properties, Inc., Host Marriott, L.P.,
         HMC Capital Resources Corp., Various Banks, Wells Fargo Bank, National
         Association, The Bank of Nova Scotia and Credit Lyonnais New York
         Branch, as Co-Arrangers and Bankers Trust Company as Arranger and
         Administrative Agent dated as of December 17, 1998.

  10.6*  Third Amendment and Waiver to Credit Agreement Amended and Restated
         Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998, among Host Marriott Corporation, Host Marriott
         Hospitality Inc., HMH Properties, Inc., Host Marriott, L.P., HMC
         Capital Resources Corp., Various Banks, Wells Fargo Bank, National
         Association, The Bank of Nova Scotia and Credit Lyonnais New York
         Branch, as Co-Arrangers and Bankers Trust Company as Arranger and
         Administrative Agent dated as of March 15, 1999.

  10.7* Host Marriott L.P. Executive Deferred Compensation Plan effective as of December 29, 1998 (formerly the Marriott Corporation Executive
         Deferred Compensation Plan).

  10.8   Host Marriott Corporation 1997 Comprehensive Incentive Stock Plan
         (incorporated by reference to Host Marriott Corporation's Proxy
         Statement filed April 3, 1997).

  10.9   Distribution Agreement dated as of September 15, 1993 between Marriott
         Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 23, 1993).

  10.10 Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services
         Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

  10.11 Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services
         Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-
         64793).

  10.12 Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services
         Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-
         64793).

  10.13  Amendment No. 4 to the Distribution Agreement by and among Host
         Marriott Corporation and Marriott International Inc. (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-
         64793).

  10.14* Amendment No. 5 to the Distribution Agreement dated December 18, 1998 by and among Host Marriott Corporation, Host Marriott Services
         Corporation and Marriott International Inc.

  10.15  Distribution Agreement dated December 22, 1995 by and between Host
         Marriott Corporation and Host Marriott Services Corporation
         (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

  10.16* Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services
         Corporation

  10.17  Tax Sharing Agreement dated as of October 5, 1993 by and between
         Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 23, 1993).


 Exhibit
   No.                                 Description
 -------                               -----------
  10.18* License Agreement dated as of December 29, 1998 by and among Host
         Marriott Corporation, Host Marriott, L.P., Marriott International,
         Inc. and Marriott Worldwide Corporation.

  10.19* Noncompetition Agreement between Host Marriott Corporation, Host
         Marriott, L.P. and Crestline Capital Corporation and other parties named therein.

  10.20 Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
         (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 23, 1993).

  10.21  Restated Noncompetition Agreement dated March  , 1998 by and among
         Host Marriott Corporation, Marriott International, Inc. and Sodexho
         Marriott Services, Inc. (incorporated by reference to Host Marriott
         Corporation Registration Statement No. 333-64793).

  10.22  First Amendment to Restated Noncompetition Agreement by and among Host
         Marriott Corporation, Marriott International, Inc. and Sodexho
         Marriott Services, Inc. (incorporated by reference to Host Marriott
         Corporation Registration Statement No. 333-64793).

  10.23 Host Marriott Lodging Management Agreement--Marriott Hotels, Resorts and Hotels dated September 25, 1993 by and between Marriott
         Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Registration Statement No. 33-
         51707).

  10.24 Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to
         Host Marriott Corporation Current Report on Form 8-K dated January 16,
         1996).

  10.25  Tax Sharing Agreement dated as of December 29, 1995 by and between
         Host Marriott Corporation and Host Marriott Services Corporation
         (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

  10.26* Host Marriott, L.P. Retirement and Savings Plan and Trust.

  10.27  Contribution Agreement dated as of April 16, 1998 among Host Marriott
         Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-55807).

  10.28  Amendment No. 1 to Contribution Agreement dated May 8, 1998 among
         Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host Marriott
         Corporation Registration Statement No. 333-55807).

  10.29  Amendment No. 2 to Contribution Agreement dated May 18, 1998 among
         Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.20 of Host
         Marriott Corporation Registration Statement No. 333-55807).

 #10.30  Form of Lease Agreement (incorporated by reference to Host Marriott
         Corporation Registration Statement No. 333-64793).

 #10.31 Form of Management Agreement for Full-Service Hotels (incorporated by reference to Host Marriott Corporation Registration Statement No. 33-
         51707).

 #10.32  Form of Owner's Agreement between Host Marriott Corporation, Marriott
         International and Crestline Capital Corporation (incorporated by reference to Crestline Capital Corporation Registration Statement No.
         333-64657).

  10.33 Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline
         Capital Corporation (incorporated by reference to Host Marriott
         Corporation Registration Statement No. 333-64793).


 Exhibit
   No.                                Description
 -------                              -----------
 10.34*  Amendment to the Employee Benefits and Other Employment Matters
         Allocation Agreement effective as of December 29, 1998 by and between
         Host Marriott Corporation, Marriott International, Sodexho Marriott
         Services, Inc., Crestline Capital Corporation and Host Marriott, L.P.

 10.35 Pool Guarantee Agreement between Host Marriott Corporation, the lessees referred to therein and Crestline Capital Corporation
         (incorporated by reference to Host Marriott Corporation Registration
         Statement No. 333-64793).

 10.36 Pooling and Security Agreement by and among Host Marriott Corporation and Crestline Capital Corporation (incorporated by reference to Host
         Marriott Corporation Registration Statement No. 333- 64793).

 10.37   Amended and Restated Communities Noncompetition Agreement
         (incorporated by reference to Host Marriott Corporation Registration
         Statement No. 333-64793).

 10.38   Asset Management Agreement between Host Marriott, L.P. and Crestline
         Capital Corporation (incorporated by reference to Crestline Capital
         Corporation Registration Statement No. 333-64657).

 12.1*   Computation of Ratios of Earnings to Fixed Charges.

 21*     List of Subsidiaries of Host Marriott Corporation.

 23.1*   Consent of Arthur Andersen LLP.

 27.1    Financial Data Schedule. (Incorporated by reference to Host Marriott
         Corporation 8-K/A filed on March 15, 1999)


--------
# Agreement filed is illustrative of numerous other agreements to which the
  Company is a party.
* Filed herewith.

 (b) REPORTS ON FORM 8-K

  . November 25, 1998--Report of the announcement that Host Marriott mailed a Proxy Statement to its stockholders relating to a special meeting of its stockholders to be held on December 15, 1998.

  . December 10, 1998--Report that Host Marriott and The Bank of New York entered into an Amendment No. 3 to the Rights Agreement, dated November 23, 1998 which was originally entered into on February 3, 1989 and as amended by Amendment No. 1, dated October 8, 1993, and further amended by Amendment No. 2, dated November 3, 1998.

  . December 22, 1998--Report of the announcement that Host Marriott and certain of its subsidiaries executed an underwriting agreement and Host Marriott agreed to issue and sell $500,000,000 aggregate principal amount of 8.45% Series C Senior Notes due 2008 which was consummated on December 11, 1998.

  . December 22, 1998--Report of the announcement of Host Marriott's declaration of a special dividend payable in either cash or common stock of Host Marriott, at the election of each Host Marriott stockholder, a dividend of shares of Crestline Capital Corporation, a subsidiary of Host Marriott, and a receipt of the necessary partnership approvals to acquire eight public limited hotel partnerships.

  . December 29, 1998--Report of the announcement that HMC Merger
    Corporation, a Maryland corporation and formerly a wholly owned subsidiary of Host Marriott Corporation, a Delaware corporation, completed its merger with Host Marriott Corporation and, as the surviving corporation in the merger, HMC Merger Corporation changed its name from HMC Merger Corporation to Host Marriott Corporation.

  . December 31, 1998--Report of the announcement that Host Marriott successfully completed the final steps in its conversion to a real estate investment trust ("REIT") and that it is positioned to elect REIT status effective January 1, 1999. Also the announcement that Host Marriott acquired ownership of, or controlling interests in, 12 upscale and luxury full-service hotels and certain other assets from the Blackstone Group and a series of funds controlled by Blackstone Real Estate Partners.

  . January 14, 1999--Report that Host Marriott Corporation, through its subsidiary Host Marriott L.P., acquired ownership of, or controlling interests in, twelve upscale and luxury full-service hotels and certain other assets from the Blackstone Group and a series of funds controlled by Blackstone Real Estate Partners, and financial statements will be filed within 60 days of the filing of the report.

  . January 14, 1999--Report on the December 29, 1998 Host Marriott
    Corporation distribution of Crestline shares to shareholders of record and Host Marriott belief that the fair market value of the Crestline shares on December 29, 1998 was $15.30 per share (a distribution value of $1.53 per Host Marriott share) which is the value determined by the Host Marriott Board of Directors.

  . January 15, 1999--Report of the announcement that on December 30, 1998
    Host Marriott Corporation had completed the final steps in its conversion to a real estate investment trust ("REIT") and had positioned itself to elect REIT status, effective January 1, 1999.

  . January 22, 1999--Report that, based upon its annual budget for 1999, Host Marriott Corporation estimates that on a standalone basis its 1999 Earnings Before Interest, Expense, Taxes, Depreciation and Amortization and other non-cash items will be in the range of approximately $1.0 billion to $1.05 billion while its 1999 Funds From Operations will be in the range of approximately $565 million to $595 million.

  . March 15, 1999--Report that on December 30, 1998, Host Marriott
    Corporation, through its subsidiary Host Marriott, L.P., acquired ownership of, or controlling interests in, 12 upscale and luxury full-service hotels and certain other assets from the Blackstone Group, and a series of funds controlled by affiliates Blackstone Real Estate Partners. In exchange for these assets, (1) Host Marriott, L.P. issued approximately 43.9 million of its limited partnership units, assumed debt and made cash payments totaling approximately $920 million and (2) Host Marriott distributed 1.4 million shares of Crestline Capital Corporation. The actual number of OP Units to be issued to the Blackstone Entities will fluctuate based upon certain adjustments to be determined on March 31, 1999.

 (d) OTHER INFORMATION

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 24, 1999.


                                          Host Marriott Corporation

                                                /s/ Robert E. Parsons, Jr.
                                          By: _________________________________
                                                  Robert E. Parsons, Jr.
                                            Executive Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

        /s/ Terence C. Golden          President, Chief Executive   March 24, 1999
______________________________________  Officer and Director
          Terence C. Golden             (Principal Executive
                                        Officer)

      /s/ Robert E. Parsons, Jr.       Executive Vice President     March 24, 1999
______________________________________  and Chief Financial
        Robert E. Parsons, Jr.          Officer (Principal
                                        Financial Officer)

        /s/ Donald D. Olinger          Senior Vice President and    March 24, 1999
______________________________________  Corporate Controller
          Donald D. Olinger             (Principal Accounting
                                        Officer)

       /s/ Richard E. Marriott         Chairman of the Board of     March 24, 1999
______________________________________  Directors
         Richard E. Marriott

        /s/ R. Theodore Ammon          Director                     March 24, 1999
______________________________________
          R. Theodore Ammon

         /s/ Robert M. Baylis          Director                     March 24, 1999
______________________________________
           Robert M. Baylis

        /s/ J.W. Marriott, Jr.         Director                     March 24, 1999
______________________________________
          J.W. Marriott, Jr.

       /s/ Ann Dore McLaughlin         Director                     March 24, 1999
______________________________________
         Ann Dore McLaughlin


              Signatures                         Title                   Date
              ----------                         -----                   ----

        /s/ John G. Schreiber                   Director            March 24, 1999
______________________________________
          John G. Schreiber

      /s/ Harry L. Vincent, Jr.                 Director            March 24, 1999
______________________________________
        Harry L. Vincent, Jr.

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                 (in millions)

                                                               Gross Amount at
                               Initial Costs                  December 31, 1998
                             ----------------- Subsequent  ------------------------                 Date of
                                  Buildings &     Costs         Buildings &         Accumulated  Completion of   Date
    Description        Debt  Land Improvements Capitalized Land Improvements Total  Depreciation Construction  Acquired
    -----------       ------ ---- ------------ ----------- ---- ------------ ------ ------------ ------------- --------
Full-service hotels:
  New York Marriott
  Marquis Hotel, New
  York, NY..........  $  145 $--       $552        $24     $--       $576      $576    $(144)          1986        N/A
  Other full-service
  properties, each
  less than 5% of
  total.............  $2,293 $724    $5,638       $376     $727    $6,032    $6,759    $(413)       various    various
                      ------ ----    ------       ----     ----    ------    ------    -----
    Total full-
    service.........   2,438  724     6,190        400      727     6,608     7,335     (557)
  Other properties,
  each less than 5%
  of total..........     --    13         5        --        13         5        18      (18)       various        N/A
                      ------ ----    ------       ----     ----    ------    ------    -----
    Total...........  $2,438 $737    $6,195       $400     $740    $6,613    $7,353    $(575)
                      ====== ====    ======       ====     ====    ======    ======    =====
                      Depreciation
    Description           Life
    -----------       ------------
Full-service hotels:
  New York Marriott
  Marquis Hotel, New
  York, NY..........         40
  Other full-service
  properties, each
  less than 5% of
  total.............         40
    Total full-
    service.........
  Other properties,
  each less than 5%
  of total..........    various
    Total...........

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                 (in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997 is as follows:

   Balance at December 29, 1995......................................... $2,986
   Additions:
     Acquisitions.......................................................  1,087
     Capital expenditures...............................................     77
     Transfers from construction-in-progress............................     28
   Deductions:
     Dispositions and other.............................................   (322)
                                                                         ------
     Balance at January 3, 1997.........................................  3,856
   Additions:
     Acquisitions.......................................................  1.459
     Capital expenditures...............................................    117
     Transfers from construction-in-progress............................     30
   Deductions:
     Dispositions and other.............................................   (145)
                                                                         ------
   Balance at January 2, 1998...........................................  5,317
   Additions:
     Acquisitions.......................................................  2,849
     Capital Expenditures...............................................     46
     Transfers from construction-in-progress............................     14
   Deductions:
     Dispositions and other.............................................    (91)
     Transfers to Non-Controlled Subsidiary.............................   (139)
     Transfers to Spin-Off (Crestline Capital Corporation)..............   (643)
                                                                         ------
   Balance at December 31, 1998......................................... $7,353
                                                                         ======

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997 is as follows:

   Balance at December 29, 1995........................................... $374
   Depreciation and amortization..........................................   96
   Dispositions and other.................................................  (59)
   Balance at January 3, 1997.............................................  411
   Depreciation and amortization..........................................  126
   Dispositions and other.................................................  (31)
                                                                           ----
   Balance at January 2, 1998.............................................  506
   Depreciation and amortization..........................................  132
   Dispositions and other.................................................  (13)
   Transfers to Non-Controlled Subsidiary.................................  (29)
   Transfers to Spin-Off (Crestline Capital Corporation)..................  (21)
                                                                           ----
   Balance at December 31, 1998........................................... $575
                                                                           ====

(C) The aggregate cost of properties for Federal income tax purposes is approximately $5,786 million at December 31, 1998.

(D) The total cost of properties excludes construction-in-progress properties.