Form 10-Q
period 1999-06-18
HOST MARRIOTT CORP/
filed 1999-08-02
CIK 1070750

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C.  20549



                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 18, 1999               Commission File No. 001-14625



                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                 (301) 380-9000




                Maryland                                  53-0085950
       --------------------------                 -------------------------
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


                                                          Yes   X     No
                                                               ----       ----


                                                            Shares outstanding
            Class                                             at July 27, 1999
    ---------------------                                     ----------------
Common Stock, $0.01 par value
per share                                                        228,103,166
Purchase share rights for Series A Junior Participating
Preferred Stock, $0.01 par value                                      --

                                 INDEX
                                 -----


Part I.   FINANCIAL INFORMATION (Unaudited):                          Page No.
                                                                      --------
          Condensed Consolidated Balance Sheets -                        3
           June 18, 1999 and December 31, 1998

          Condensed Consolidated Statements of Operations -              4
           Twelve Weeks and Twenty-four Weeks Ended
           June 18, 1999 and June 19, 1998

          Condensed Consolidated Statements of Cash Flows -              8
           Twenty-four Weeks Ended
           June 18, 1999 and June 19, 1998

          Notes to Condensed Consolidated Financial Statements           9

          Management's Discussion and Analysis of Results of            16
             Operations and Financial Condition

          Quantitative and Qualitative Disclosures about Market Risk    23


Part II.  OTHER INFORMATION AND SIGNATURE                               24

                           HOST MARRIOTT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)


                                                                                     June 18,        December 31,
                                                                                       1999              1998
                                                                                   -------------     -------------
                                                                                    (unaudited)
                                    ASSETS
                                    ------
Property and equipment, net...................................................          $7,214          $7,201
Notes and other receivables (including amounts due from
  affiliates of $131 million and $134 million, respectively)..................             219             203
Rent receivable...............................................................              86              --
Due from managers.............................................................              --              19
Investments in affiliates.....................................................              45              33
Other assets..................................................................             420             376
Cash and cash equivalents.....................................................             310             436
                                                                                        ------          ------
                                                                                        $8,294          $8,268
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Debt
  Senior notes................................................................          $2,546          $2,246
  Mortgage debt...............................................................           2,230           2,438
  Other.......................................................................             456             447
                                                                                        ------          ------
                                                                                         5,232           5,131
Accounts payable and accrued expenses.........................................             150             204
Deferred income taxes.........................................................              96              97
Other liabilities.............................................................             417             460
                                                                                        ------          ------
      Total liabilities.......................................................           5,895           5,892
                                                                                        ------          ------
Minority interest.............................................................             515             515
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
  subordinated debentures due 2026 ("Convertible Preferred Securities").......             550             550

Shareholders' equity
  Common stock, 750 million shares authorized; 228.1 million shares
     and 225.6 million shares issued and outstanding, respectively............               2               2
Additional paid-in capital....................................................           1,866           1,867
Accumulated other comprehensive loss..........................................              (3)             (4)
Retained deficit..............................................................            (531)            (554)
                                                                                        ------          ------
       Total shareholders' equity.............................................           1,334           1,311
                                                                                        ------          ------
                                                                                        $8,294          $8,268
                                                                                        ======          ======

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve weeks ended June 18, 1999 and June 19, 1998
                           (unaudited, in millions)

                                                                                       1999                   1998
                                                                                       -----                  ----
REVENUES
Rental income (Note 3)........................................................         $325                  $ --
Hotel sales
 Rooms........................................................................           --                   511
 Food and beverage............................................................           --                   222
 Other........................................................................           --                    54
Interest income...............................................................            8                    10
Net gains on property transactions............................................            4                    51
Equity (loss) in earnings of affiliates.......................................            1                    (2)
Other.........................................................................            3                     3
                                                                                       ----                  ----
  Total revenues..............................................................          341                   849
                                                                                       ----                  ----
EXPENSES
 Depreciation.................................................................           67                    60
 Property-level expenses......................................................           62                    60
 Hotel operating expenses
  Rooms.......................................................................           --                   113
  Food and beverage...........................................................           --                   158
  Other department costs and deductions.......................................           --                   185
  Management fees (including Marriott International
     management fees of $47 million in 1998)..................................           --                    50
 Minority interest............................................................           28                    14
 Interest expense.............................................................          101                    76
 Dividends on Convertible Preferred Securities................................            8                     8
 Corporate expenses...........................................................            8                     9
 REIT conversion expenses.....................................................           --                     6
 Other expenses...............................................................            6                     5
                                                                                       ----                  ----
                                                                                        280                   744
                                                                                       ----                  ----
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES.................................................................           61                   105
Provision for income taxes....................................................           --                   (43)
                                                                                       ----                  ----
INCOME FROM CONTINUING OPERATIONS.............................................           61                    62
INCOME FROM DISCONTINUED OPERATIONS, net of taxes.............................           --                     4
                                                                                       ----                  ----
INCOME BEFORE EXTRAORIDNARY ITEM..............................................           61                    66
Extraordinary item--gain on forgiveness of debt...............................           13                    --
                                                                                       ----                  ----
NET INCOME....................................................................         $ 74                  $ 66
                                                                                       ====                  ====


           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
              Twelve weeks ended June 18, 1999 and June 19, 1998
                                  (unaudited)

BASIC EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS........................................................           $0.26               $0.29

Discontinued operations (net of income taxes)................................              --                0.02

Extraordinary item--gain on forgiveness of debt..............................            0.06                  --
                                                                                        -----               -----

BASIC EARNINGS PER COMMON SHARE:.............................................           $0.32               $0.31
                                                                                        =====               =====

DILUTED EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS........................................................           $0.27               $0.26

Discontinued operations (net of income taxes)................................              --                0.02

Extraordinary item--gain on forgiveness of debt..............................            0.04                  --
                                                                                        -----               -----

DILUTED EARNINGS PER COMMON SHARE............................................           $0.31               $0.28
                                                                                        =====               =====



           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four weeks ended June 18, 1999 and June 19, 1998
                           (unaudited, in millions)

                                                                                          1999            1998
                                                                                          ----            ----
Rental income (Note 3)........................................................            $611          $   --
Hotel sales
 Rooms........................................................................              --           1,020
 Food and beverage............................................................              --             444
 Other........................................................................              --             110
Interest income...............................................................              16              24
Net gains on property transactions............................................              16              52
Equity (loss) in earnings of affiliates.......................................               2              (1)
Other.........................................................................               3               5
                                                                                          ----          ------
 Total revenues...............................................................             648           1,654
                                                                                          ----          ------
EXPENSES
 Depreciation.................................................................             133             113
 Property-level expenses......................................................             120             122
Hotel operating expenses
  Rooms.......................................................................              --             227
  Food and beverage...........................................................              --             321
  Other department costs and deductions.......................................              --             374
Management fees (including Marriott International
     management fees of $102 million in 1998).................................              --             108
 Minority interest............................................................              46              30
 Interest expense.............................................................             200             152
 Dividends on Convertible Preferred Securities................................              17              17
 Corporate expenses...........................................................              16              21
 REIT conversion expenses.....................................................              --               6
 Other expenses...............................................................              10              10
                                                                                          ----          ------
                                                                                           542           1,501
                                                                                          ----          ------
INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES.................................................................             106             153
Provision for income taxes....................................................              --             (63)
                                                                                          ----          ------
INCOME FROM CONTINUING OPERATIONS.............................................             106              90
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES.............................              --               6
                                                                                          ----          ------
INCOME BEFORE EXTRAORDINARY ITEM..............................................             106              96
Extraordinary item--gain on forgiveness of debt...............................              13              --
                                                                                          ----          ------
NET INCOME....................................................................            $119          $   96
                                                                                          ====          ======


           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.) Twenty-four Weeks Ended June 18, 1999 and June 19, 1998
                                  (unaudited)


BASIC EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS..........................................................           $0.46     $0.42
Discontinued operations (net of income taxes)..................................              --      0.03
Extraordinary item--gain on forgiveness of debt................................            0.06        --
                                                                                          -----     -----
BASIC EARNINGS PER COMMON SHARE:...............................................           $0.52     $0.45
                                                                                          =====     =====
DILUTED EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS..........................................................           $0.47     $0.39
Discontinued operations (net of income taxes)..................................              --      0.02
Extraordinary item--gain on forgiveness of debt................................            0.04        --
                                                                                          -----     -----
DILUTED EARNINGS PER COMMON SHARE..............................................           $0.51     $0.41
                                                                                          =====     =====


           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-four Weeks Ended June 18, 1999 and June 19, 1998
                           (unaudited, in millions)



                                                                                      1999          1998
                                                                                      ----          ----
OPERATING ACTIVITIES
Income from continuing operations.............................................        $ 106        $  90
Adjustments to reconcile to cash from continuing operations:
   Depreciation and amortization..............................................          135          114
   Income taxes...............................................................           --           45
   Gain on sale of hotel properties...........................................          (16)         (51)
Equity in earnings of affiliates..............................................           (2)           1
Changes in operating accounts.................................................         (149)         (23)
Other.........................................................................           24           27
                                                                                         --           --
   Cash from continuing operations............................................           98          203
   Cash from discontinued operations..........................................           --            3
                                                                                      -----        -----
   Cash from operations.......................................................           98          206
                                                                                      -----        -----
INVESTING ACTIVITIES
Proceeds from sales of assets.................................................           35          209
Acquisitions..................................................................           (4)        (358)
Capital expenditures:
   Renewals and replacements..................................................          (86)         (77)
   Development projects.......................................................          (75)         (18)
   Other investment...........................................................          (16)         (14)
Purchases of short-term marketable securities.................................           --          (97)
Sales of short-term marketable securities.....................................           --          405
Note receivable advances net of collections...................................          (17)           4
Affiliate collections, net....................................................           --           14
Other.........................................................................           --          (25)
                                                                                      -----        -----
   Cash (used in) from investing activities from continuing operations........         (163)          43
   Cash used in investing activities from discontinued operations.............           --           (2)
                                                                                      -----        -----
   Cash (used in) from investing activities...................................         (163)          41
                                                                                      -----        -----
FINANCING ACTIVITIES
Issuances of debt, net........................................................          413            5
Repurchase of common stock....................................................           (3)          --
Dividends.....................................................................         (117)          --
Scheduled principal repayments................................................          (23)         (18)
Debt prepayments..............................................................         (323)         (49)
Other.........................................................................           (8)         (31)
                                                                                      -----        -----
   Cash used in financing activities from continuing operations...............          (61)         (93)
   Cash used in financing activities from discontinued operations.............           --         (150)
                                                                                      -----        -----
   Cash used in financing activities..........................................          (61)        (243)
                                                                                      -----        -----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................         (126)       $   4
                                                                                      =====        =====
Non-cash financing activities:
   Assumption of mortgage debt for the acquisition of, or purchase of
    controlling interests in, certain hotel properties........................        $  --        $ 164
                                                                                      =====        =====


           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Organization

   Host Marriott Corporation, a Maryland corporation formerly named HMC Merger Corporation ("Host REIT"), operating through an umbrella partnership structure, is the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted through an operating partnership and its subsidiaries. As REITs are not currently permitted to derive revenues directly from the operations of hotels, Host REIT leases substantially all of its hotels to subsidiaries of Crestline Capital Corporation ("Crestline" or the "Lessee") and certain other lessees.

   On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership"). Host Marriott merged into HMC Merger Corporation, a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries in exchange for units of partnership interest in the Operating Partnership was accounted for at Host Marriott's historical basis. As of June 18, 1999, Host REIT owned approximately 78% of the Operating Partnership.

   In these condensed consolidated financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation and its consolidated subsidiaries, both before and after the Merger and its conversion to a REIT (the "REIT Conversion").

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

2. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 18, 1999 and December 31, 1998, and the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 and cash flows for the twenty-four weeks ended June 18, 1999 and June

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


   19, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

   The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined. Certain amounts of the percentage rent recognized are considered contingent until such time as the revenue recognized exceeds annual thresholds, which are determined individually by property. For the twelve and twenty-four weeks ended June 18, 1999, $138 million and $253 million of contingent rent is included in the statement of operations, respectively.

3. Rental Revenue

   The Company's 1999 revenue primarily represents the rental income from its leased hotels and is not comparable to 1998 hotel revenues which reflect gross sales generated by the properties. Also, in December 1998 the Company retroactively adopted Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements." The impact of the adoption of issue 97-2 on the condensed consolidated financial statements for the twelve and twenty-four weeks ended June 19, 1998 was to increase both revenues and operating expenses by approximately $456 million and $922 million, respectively, with no impact on net income or earnings per share.

   The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International, which resulted in the 1998 year-to-date historical results adjusted to exclude December 1997 and include May 1998 and the 1998 second quarter adjusted to reflect March through May 1998. The 1999 results reflect comparable periods. The change in reporting was required as part of the REIT Conversion.

   The table below represents hotel sales for all periods presented.

                                                                    Twelve Weeks Ended      Twenty-four Weeks Ended
                                                                  ----------------------    -----------------------
                                                                  June 18,      June 19,    June 18,       June 19,
                                                                   1999          1998         1999           1998
                                                                  --------      --------    --------       --------
                                                                     (in millions)               (in millions)
   Hotel Sales
        Rooms.............................................        $  672          $511        $1,272        $1,020
        Food and beverage.................................           310           222           578           444
        Other.............................................            72            54           135           110
                                                                  ------          ----        ------        ------
             Total sales..................................        $1,054          $787        $1,985        $1,574
                                                                  ======          ====        ======        ======

4. Earnings Per Share

   Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income as adjusted for potentially dilutive securities, by the weighted average number of shares of

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


   common stock outstanding plus other potentially dilutive securities. Diluted earnings per common share was adjusted for the impact of the Convertible Preferred Securities as they were dilutive for all periods presented.

   A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                                    Twelve Weeks       Twenty-four Weeks
                                                                                        Ended                Ended
                                                                                --------------------   -----------------
                                                                                June 18,    June 19,   June 18,   June 19,
                                                                                  1999       1998       1999       1998
                                                                                --------    --------   --------   --------
                                                                                    (in millions)         (in millions)
   Weighted average number of common shares outstanding....................       227.9      216.1      227.4      215.9
   Assuming distribution of common shares granted under the
    comprehensive stock plan, less shares assumed purchased at
    average market price...................................................         5.8        4.2        5.8        4.3
   Assuming distribution of common shares issuable for warrants,
    less shares assumed purchased at average market price..................          --        0.1         --         --
   Assuming conversion of minority operating partnership units
    outstanding............................................................        64.6         --       64.6        0.1
   Assuming conversion of minority operating partnership units
    issuable...............................................................         9.2         --        9.2         --
   Assuming conversion of Convertible Preferred Securities.................        35.8       35.8       35.8       35.8
                                                                                  -----      -----      -----      -----
   Shares utilized for the calculation of diluted earnings per share.......       343.3      256.2      342.8      256.1
                                                                                  =====      =====      =====      =====


   A reconciliation of net income to earnings used for the calculation of diluted earnings per common share follows:

                                                                               Twelve Weeks         Twenty-four Weeks
                                                                                   Ended                  Ended
                                                                            ------------------   ---------------------
                                                                            June 18,  June 19,   June 18,     June 19,
                                                                             1999       1998       1999         1998
                                                                            --------  --------   --------     --------
                                                                               (in millions)         (in millions)
   Net income........................................................        $ 74        $66        $119        $ 96
   Dividends on Convertible Preferred Securities, net of taxes.......           9          5          17          10
   Minority interest expense, assuming conversion of OP units........          23         --          38          --
                                                                             ----        ---        ----        ----
   Earnings used for the calculation of diluted earnings per share...        $106        $71        $174        $106
                                                                             ====        ===        ====        ====

5. Dividends and Distributions Payable

   On March 15, 1999 and June 15, 1999, the Board of Directors declared cash dividends of $0.21 per share of common stock and corresponding distributions of $0.21 per unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The first quarter dividend and distribution was paid on April 14, 1999 to shareholders and unitholders of record on March 31, 1999. The second quarter dividend and distribution was paid on July 14, 1999 to shareholders and unitholders of record on June 30, 1999.

   The 1998 earnings per share has been restated to reflect the impact of the stock portion of a special dividend totaling 11.9 million shares of common stock issued in February 1999 as a result of the REIT Conversion.

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



6. Acquisitions and Property Expansions

   On December 30, 1998, the Company acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. The Company issued approximately 47.7 million OP Units and assumed debt and made cash payments of approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Real Estate Partners. Approximately 23.9 million OP Units were redeemable as of June 30, 1999.

   The Company also completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million.

7. Dispositions

   In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for $35 million and recorded a gain of $10 million, which was followed by the May 1999 sale of the 221-room Saddle Brook Marriott for $15 million and recorded a gain of $4 million.

8. Debt Issuances and Refinancing

   In February 1999, the Company issued $300 million of 8-3/8% Series D Senior notes due in 2006. The senior notes were used to refinance, or purchase, debt which had been acquired through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in December 1998. The Company has offered to exchange Series D Senior notes for Series E Senior notes on a one-for-one basis. The terms of the Series E Senior notes and the Series D Senior notes will be substantially identical except that the Series E Senior notes will be freely transferable by the holders. The offer to exchange expires at 5:00 p.m. on August 25, 1999.

   In April 1999, a subsidiary of the Company completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. The Company was required to make a principal payment of $1.25 million on June 30, 1999. In connection with the refinancing, the Company renegotiated the management agreement and recognized an extraordinary gain of $13 million on the forgiveness of accrued incentive management fees by the manager. This mortgage was subsequently refinanced as part of the $665 million financing agreement discussed in note 11.

9. Geographic and Business Segment Information

   The Company operates one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands. Substantially all of the Company's revenues are earned through leases with Crestline. With respect to 1998, the allocation of taxes is not evaluated at the segment level or reflected in the following information because the Company does not believe the information is material to readers of the financial statements.

   The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                 Twelve Weeks Ended June 18, 1999
                                                    -------------------------------------------------------
                                                       Hotels       Corporate & Other       Consolidated
                                                    ------------  ---------------------  ------------------
   Revenues.......................................     $  335              $  6                $  341
   Income (loss) from continuing operations
    before income taxes...........................         77               (16)                   61


                                                                 Twelve Weeks Ended June 19, 1998
                                                    -------------------------------------------------------
                                                       Hotels      Corporate & Other        Consolidated
                                                    ------------  --------------------  -------------------
   Revenues.......................................     $  797              $ 52                $  849
   Income from continuing operations before
    income taxes..................................         82                23                   105


                                                              Twenty-four Weeks Ended June 18, 1999
                                                    --------------------------------------------------------
                                                       Hotels       Corporate & Other        Consolidated
                                                    ------------  ---------------------  -------------------
   Revenues.......................................     $  639              $  9                $  648
   Income (loss) from continuing operations
    before income taxes...........................        139               (33)                  106


                                                              Twenty-four Weeks Ended June 19, 1998
                                                    ---------------------------------------------------------
                                                       Hotels        Corporate & Other       Consolidated
                                                    ------------  ----------------------  --------------------
   Revenues.......................................     $1,598              $ 56                $1,654
   Income from continuing operations before
    income taxes..................................        153                --                   153

   As of June 18, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                                                           Twelve Weeks Ended             Twenty-four Weeks Ended
                                                    --------------------------------  --------------------------------
                                                       June 18,         June 19,         June 18,         June 19,
                                                         1999             1998             1999             1998
                                                    ---------------  ---------------  ---------------  ---------------
   United States..................................            $ 335            $ 825            $ 638           $1,604
   International..................................                6               24               10               50
                                                              -----            -----            -----           ------
     Total........................................            $ 341            $ 849            $ 648           $1,654
                                                              =====            =====            =====           ======

10. Comprehensive Income

   The Company's other comprehensive income consists of foreign currency translation adjustments and the right to receive up to 1.4 million shares of Host Marriott Services Corporation's common stock or an equivalent cash value subsequent to the exercise of the options held by certain former and current employees of Marriott International at Host Marriott Services Corporation's option. For the twelve and twenty-four weeks ended June 18, 1999, comprehensive income totaled $76 million and $120 million, respectively. Comprehensive income was $67 million and $97 million for the twelve and twenty-four weeks ended June 19, 1998. As of June 18, 1999 and December 31, 1998 the Company's accumulated other comprehensive loss was approximately $3 million and $4 million, respectively.

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

11. Subsequent Events

   In July 1999, the Company entered into a financing agreement pursuant to which it borrowed $665 million due 2009 at a fixed rate 7.47 percent. The New York Marriott Marquis as well as seven other hotels serve as collateral. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000.

   In July 1999, the Company sold 4.0 million shares of 10% Class A cumulative redeemable preferred stock with a $0.01 par value. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 the Company has the option to redeem the Class A preferred stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A preferred stock ranks senior to the common stock and the authorized Series A Junior Participating preferred stock. The Class A preferred stockholders generally have no voting rights.

   In June 1999, the Company acquired by merger Timewell Group, L.P. and Timeport, L.P. which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 cumulative redeemable preferred OP Units, respectively. The preferred OP Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time beginning two years after the merger, the Company can redeem the preferred OP units for OP Units or cash.

   In June 1999, the Company refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, the Philadelphia Marriott was refinanced in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

12. Summarized Lease Pool Financial Statements

   As discussed in Note 2, as of June 18, 1999, almost all the properties of the Company and its subsidiaries were leased to Crestline Capital Corporation and managed by Marriott International, Inc. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the twelve and twenty-four weeks ended June 18, 1999 and summarized balance sheet data as of June 18, 1999 of the lease pools in which the Company's hotels are organized are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                         Twelve Weeks Ended June 18, 1999
                                            ------------------------------------------------------------
                                              Pool 1     Pool 2       Pool 3       Pool 4      Combined
                                            ---------  ---------    ---------    ---------    ----------
Hotel Sales
   Rooms..................................     $144       $157         $141         $145         $587
   Food and beverage......................       68         76           67           81          292
   Other..................................       16         16           19           19           70
                                               ----       ----         ----         ----         ----
       Total hotel sales..................      228        249          227          245          949
Operating Costs and Expenses
        Rooms.............................       33         36           34           31          134
        Food and beverage.................       51         55           47           56          209
        Other.............................       57         55           57           55          224
        Management fees...................       11         16           10           17           54
        Lease expense.....................       72         83           76           83          314
                                               ----       ----         ----         ----         ----
             Total operating expenses.....      224        245          224          242          935
                                               ----       ----         ----         ----         ----
   Operating Profit.......................        4          4            3            3           14
   Corporate and Interest Expenses........       --         (1)          --           --           (1)
                                               ----       ----         ----         ----         ----
         Income before taxes..............        4          3            3            3           13
         Income taxes.....................       (2)        (1)          (1)          --           (4)
                                               ----       ----         ----         ----         ----
             Net Income...................     $  2       $  2         $  2         $  3         $  9
                                               ====       ====         ====         ====         ====


                                                        Twenty-four Weeks Ended June 18, 1999
                                            ------------------------------------------------------------
                                              Pool 1     Pool 2       Pool 3       Pool 4      Combined
                                            ---------  ---------    ---------    ---------    ----------
Hotel Sales
        Rooms..............................    $273      $294         $268         $273         $1,108
        Food and beverage..................     127       137          128          153            545
        Other..............................      30        29           38           34            131
                                               ----      ----         ----         ----         ------
             Total hotel sales.............     430       460          434          460          1,784
Operating Costs and Expenses
        Rooms..............................      64        68           63           58            253
        Food and beverage..................      97       102           91          104            394
        Other..............................     110       107          107          103            427
        Management fees....................      20        30           21           33            104
        Lease expense......................     133       147          146          157            583
                                               ----      ----         ----         ----         ------
             Total operating expenses......     424       454          428          455          1,761
                                               ----      ----         ----         ----         ------
   Operating Profit........................       6         6            6            5             23
   Corporate and Interest Expenses.........      (1)       (1)          (1)          (1)            (4)
                                               ----      ----         ----         ----         ------
         Income before taxes...............       5         5            5           4              19
         Income taxes......................      (2)       (2)          (2)         (1)             (7)
                                               ----      ----         ----         ----         ------
             Net Income....................    $  3      $  3         $  3         $  3           $ 12
                                               ====      ====         ====         ====         ======


                                                               As of June 18, 1999
                                            ------------------------------------------------------------
                                              Pool 1     Pool 2       Pool 3       Pool 4      Combined
                                            ---------  ---------    ---------    ---------    ----------
   Assets..................................   $  49      $ 43         $ 46         $ 46           $184
   Liabilities.............................      46        40           43           43            172
   Equity..................................       3         3            3            3             12


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

   Results of Operations
   ---------------------

   Revenues. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases.
   Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for our hotels not managed by Marriott International, which resulted in the 1998 year-to-date historical results adjusted to exclude December 1997 and include May 1998 and the 1998 second quarter adjusted to reflect March through May 1998. The 1999 results reflect comparable periods. The change in reporting was required as part of the REIT conversion.

   Year-to-date results for 1999 were driven by the addition of 36 properties in 1998. The increase in hotel sales reflects the growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 3.7% to $120.85 for the second quarter of 1999. Year-to-date REVPAR increased 4% to $120.67. On a comparable basis, average room rates increased approximately 2% and 3% for the second quarter and year-to-date, respectively, while average occupancy increased one percent for both periods.

   Interest income decreased as the result of a lower level of cash and marketable securities held during the first half of 1999 compared to the first half of 1998.

   The net gain on property transactions for 1999 primarily resulted from the $10 million gain on the sale of the 479-room Minneapolis/Bloomington Marriott for approximately $35 million and the $4 million gain on the sale of the 221-room Saddle Brook Marriott for approximately $15 million.

   Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain property-level costs including management fees and we receive a rent payment, which is net of those costs. Property-level costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $129 million for the second quarter

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   1999 versus second quarter 1998 and increased $18 million or 8% to $253 million year-to-date, primarily reflecting the depreciation from 36 properties acquired during 1998.

   Minority Interest. Minority interest expense increased $14 million to $28 million for the second quarter of 1999 and increased $16 million to $46 million year-to-date, primarily reflecting the impact of the issuance of operating partnership units for the acquisition of certain hotel properties partially offset by the consolidation of partnerships which occurred as part of the REIT conversion.

   Interest Expense. Interest expense increased 33% to $101 million in the second quarter of 1999 and increased 32% to $200 million year-to-date, primarily due to the issuance of senior notes, establishment of a new credit facility and additional mortgage debt on properties acquired in 1998.

   Dividends on Convertible Preferred Securities. The dividends on Convertible Preferred Securities reflect the dividends accrued during the first half of fiscal year 1999 and 1998 on the $550 million in 6 3/4% Convertible Preferred Securities.

   Corporate Expenses. Corporate expenses decreased $1 million to $8 million for the second quarter of 1999 and decreased $5 million to $16 million year-to-date, resulting primarily from the timing of certain project costs not incurred in 1999 and lower compensation costs.

   Income from Discontinued Operations. Income from discontinued operations represents the senior living communities business' results of operations for the second quarter of 1998 and year-to-date 1998 as restated for the spin-off of Crestline.

   Extraordinary Gain. In connection with the refinancing of the mortgage and the renegotiation of the management agreement on the New York Marriott Marquis, we recognized an extraordinary gain of $13 million on the forgiveness of debt for accrued incentive management fees by the manager.

   Net Income.   Our net income increased $8 million for the second quarter of
   1999 to $74 million and increased $23 million to $119 million for year-to-date 1999.

   FFO and EBITDA
   --------------

   We consider Funds From Operations or FFO as defined by the National Association of Real Estate Investment Trusts and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items or EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and FFO presentation.

   Management believes that FFO is a meaningful disclosure that will help the investment community to better understand our financial performance, including enabling shareholders and analysts to more easily compare our performance to other Real Estate Investment Trusts. FFO increased $37 million, or 32%, to $152 million in the second quarter of 1999 over the second quarter of 1998. However, FFO

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   as presented may not be comparable to amounts calculated by other companies. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expenses). The following is a reconciliation of income from continuing operations to FFO (in millions):

                                                                Twelve Weeks Ended            Twenty-four Weeks Ended
                                                          -----------------------------  -------------------------------
                                                             June 18,        June 19,        June 18,        June 19,
                                                               1999            1998            1999            1998
                                                          --------------  -------------  --------------  ---------------
   Income from continuing operations....................          $  61           $  62           $ 106            $  90
   Depreciation and amortization........................             67              62             135              114
   Other real estate activities.........................             (5)            (51)            (16)             (52)
   Partnership adjustments..............................             29              (2)             44               (7)
   REIT conversion expenses.............................             --               6              --                6
   Deferred taxes.......................................             --              29              --               39
   Discontinued operations..............................             --               9              --               16
                                                                  -----           -----           -----            -----
    Funds From Operations...............................          $ 152           $ 115           $ 269            $ 206
                                                                  =====           =====           =====            =====

   EBITDA increased $47 million, or 23%, to $255 million in the second quarter of 1999 and $70 million or 17%, to $481 million year-to-date. Hotel EBITDA increased $41 million, or 19%, to $263 million in the second quarter of 1999, and $67 million or 16% to $493 million year-to-date, reflecting comparable hotel EBITDA growth, as well as incremental EBITDA from 1998 acquisitions offset by amounts representing hotel sales which are retained by Crestline. The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                                                                Twelve Weeks Ended            Twenty-four Weeks Ended
                                                          ------------------------------  -------------------------------
                                                             June 18,        June 19,        June 18,        June 19,
                                                               1999            1998            1999            1998
                                                          --------------  --------------  --------------  ---------------

   EBITDA...............................................          $ 255           $ 208           $ 481            $ 411
   Interest expense.....................................           (101)            (76)           (200)            (152)
   Dividends on Convertible Preferred Securities........             (8)             (8)            (17)             (17)
   Depreciation and amortization........................            (67)            (62)           (135)            (114)
   Minority interest expense............................            (28)            (14)            (46)             (30)
   Income taxes.........................................             --             (43)             --              (63)
   Other non-cash charges, net..........................             10              57              23               55
                                                                  -----           -----           -----            -----
    Income from continuing operations...................          $  61           $  62           $ 106            $  90
                                                                  =====           =====           =====            =====

   FFO and EBITDA include the amounts available for distribution by the operating partnership to all holders of its partnership interests, or OP units. As of June 18, 1999 we owned approximately 78% of the outstanding OP units. The tables above are consistent with our UPREIT structure and dividend policy whereby all OP unitholders are entitled to equal distributions. However, we believe the presentation of FFO and EBITDA before adjustment for minority interest is helpful because these amounts represent amounts available to service debt and make capital expenditures and distributions. FFO and EBITDA as presented would be decreased if the effect of the 22% minority interest in the operating partnership had been included in the calculations. FFO as adjusted for the minority interest would be $119 million and $210 million for the twelve weeks and twenty-four weeks ended June 18, 1999, respectively. EBITDA as adjusted for the minority interest would be $242 million and $454 million for the twelve and twenty-four weeks ended June 18, 1999, respectively.

   Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.7 times for the 1999 second quarter, 3.0 times for the 1998 second quarter and 2.5 times for full year 1998. The ratio of earnings to fixed charges was 1.7 to 1.0 for the second quarter of 1999 and 2.0 to 1.0 for the second quarter of 1998.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   Cash Flows and Financial Condition
   ----------------------------------

   We reported a decrease in cash and cash equivalents of $126 million during
   the twenty-four weeks ended June 18, 1999.   Cash from continuing operations
   was $98 million through the second quarter of 1999 and $203 million through the second quarter of 1998. The $105 million decrease in cash from continuing operations resulted principally from an increase in rent receivable resulting from the timing of the receipt of cash payments. There was no cash activity related to discontinued operations through the second quarter of 1999; however, cash from discontinued operations totaled $3 million through the second quarter of 1998.

   Cash used in investing activities from continuing operations was $163 million through the second quarter of 1999. Cash from investing activities from continuing operations was $43 million through the second 1998. Cash used in investing activities through the second quarter of 1999 includes capital expenditures of $177 million, mostly related to renewals and replacements on existing properties and development projects. In addition, we generated $35 million of cash from the net sale of assets, primarily the Minneapolis/Bloomington property. There was no cash related to investing activities from discontinued operations through the second quarter 1999; however, cash used in investing activities from discontinued operations totaled $2 million year-to-date 1998. Property and equipment balances include $145 million and $78 million for construction in progress as of June 18, 1999 and December 31, 1998, respectively. The current balance primarily relates to properties in Tampa, Orlando, Memphis and various other expansion and development projects.

   Cash used in financing activities from continuing operations was $61 million through the second quarter of 1999 and $93 million through the second quarter of 1998. Cash used in financing activities includes $323 million in prepayment of debt, offset by $413 million in debt issuances for 1999. Both financing activities were related to our February 1999 issuance of $300 million of 8 3/8% Series D Senior notes due in 2006 and the refinancing of the New York Marriott Marquis.

   The Series D Senior notes were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. In August 1999, we intend to exchange Series D Senior notes for Series E Senior notes on a one-for-one basis. The terms of the Series E Senior notes and the Series D Senior notes will be substantially identical except that the Series E Senior notes are freely transferable by the holders.

   In April 1999, a subsidiary completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. We subsequently refinanced this mortgage as part of the $665 million financing agreement completed in the third quarter of 1999.

   Cash used in financing activities also reflects $69 million in dividend payments for a special dividend declared in December 1998 and paid in February 1999. In addition, on March 15, 1999 and June 15, 1999, the Board of Directors declared regular cash dividends of $0.21 per share of common stock. The first quarter dividend was paid on April 14, 1999. The second quarter dividend was paid on July 14, 1999 to shareholders and is not reflected in the cash flow statement.

   There was no cash related to financing activities from discontinued operations through the second quarter of 1999; however, cash used in financing activities from discontinued operations totaled $150 million through the second quarter of 1998.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   In July 1999, we sold 4.0 million shares of 10% Class A Cumulative Redeemable Preferred Stock. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 we have the option to redeem the Class A Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A preferred stock ranks senior to the common stock and the authorized Series A Junior Participating preferred stock. The Class A preferred stockholders generally have no voting rights.

   We also entered into a financing agreement for $665 million due 2009 at a fixed rate of 7.47%. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000.

   In June 1999, we acquired by merger Timewell Group, L.P. and Timeport, L.P., which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 cumulative redeemable preferred OP Units, respectively. The preferred OP Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time, beginning two years after the merger, we can redeem the preferred OP units for OP Units or cash.

   Also in June 1999, we refinanced the debt on the San Diego Marriott Marina & Hotel. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, we completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million. The mortgage on the Philadelphia Marriott was refinanced in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

   On December 30, 1998, we acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. We issued approximately 47.7 million OP Units and assumed debt and made cash payments of approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Real Estate Partners. Approximately 23.9 million OP Units were redeemable as of June 30, 1999.

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

   In-House Systems.   Since the distribution of Marriott International on
   October 8, 1993, we have invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable us to provide adequately for our information and reporting needs and which are also Year 2000 compliant. Substantially all of our in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and we have not delayed any systems projects due to the Year 2000 issue. We engaged a third party to review our Year 2000 in-house readiness and found no problems with any mission critical systems. Management believes that future costs associated with Year 2000 issues for our in-house systems will be insignificant and therefore not impact our business, financial condition and results of operations. We have not developed, and do not plan to develop, a separate contingency plan for our in-house systems due to their current Year 2000 compliance. We do, however, have the normal disaster recovery procedures in place should we have a systems failure.

   Third-Party Systems. We rely upon operational and financial systems provided by third parties, primarily the managers and operators of our hotel properties, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. Based on discussion with the third parties that are critical to our business, including the managers and operators of our hotels, we believe that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. We continue to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, we may be required to fund capital expenditures for upgraded equipment and software. We do not expect these charges to be material, but we are committed to making these investments as required. To the extent that these changes relate to a third party manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, management agreements generally provide for these costs to be charged to our properties subject to annual limitations, which costs will be borne by Crestline under the leases. We expect that the third party managers will incur Year 2000 costs in lieu of costs for their centralized systems related to system projects that otherwise would have been pursued and, therefore, the overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. We believe that this deferral of certain system projects will not have a material impact on our future results of operations, although it may delay certain productivity enhancements at our properties. We and Crestline will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. We believe that, in the event of material Year 2000 non-compliance, we will have the right to seek recourse against the manager under our third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time, and only a portion of such recovery would accrue to us through increased lease rental payments from Crestline.

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

   Marriott International measures the completion of each phase based on documentation and quantified results weighted for System Criticality. As of June 18, 1999, the Awareness, Inventory, Assessment, and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation had been completed for approximately 85 percent of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is substantially complete with a target date of September 1999. For BIS, Testing and Compliance Validation is in progress. Testing is over 95% complete for Building Systems for which approximately five percent require further remediation/replacement and re-testing, and Compliance Validation is in progress. Implementation and Quality Assurance is 80 percent complete for IT Applications. For BIS, Implementation is substantially complete while Quality Assurance is in progress. Both Implementation and Quality Assurance are in progress for Building Systems.

   Year 2000 compliance communications with Marriott International's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. Marriott International's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or Marriott International to achieve timely Year 2000 compliance for their products. Where Marriott International has not received satisfactory responses

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   it is addressing the potential risks of failure through its contingency planning process.

   Marriott International has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system. Marriott International is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

   Risks. There can be no assurances that Year 2000 remediation by us or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on us, our business and our financial condition. We cannot predict the actual effects to us of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Moreover, we are reliant upon Crestline to interface with third parties in addressing the Year 2000 issue at the hotels leased by Crestline. We are also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and our dependence on third parties, including Crestline following the REIT Conversion, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on us. Our Year 2000 compliance program and Crestline's adoption thereof are expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   We have certain derivative and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. The interest recognized on the debt obligations and interest rate swap instruments is based on various LIBOR terms, which were 4.9% and 5.8%, respectively, at June 18, 1999 and 5.1% and 5% at December 31, 1998, respectively. The interest rates, fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in our annual report on Form 10-K except for the refinancing and termination discussed below.

   We repaid a $40 million variable rate mortgage with proceeds from the $300 million senior notes offering discussed in Note 8 to the financial statements during the first quarter of 1999. We terminated the associated swap agreement incurring a termination fee of approximately $1 million.

   In July 1999, we completed the refinancing of approximately $790 million of outstanding variable rate mortgage debt and terminated the related interest rate swap agreements. See Note 11 to the condensed consolidated financial statements. As a result of the termination of the interest rate swap agreements we no longer have derivatives outstanding. As of July 27, 1999, our remaining variable debt consists of the credit facility and the mortgage debt on the Ritz-Carlton Amelia Island property.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 20, 1999, Host Marriott Corporation held its Annual Meeting of Shareholders to elect members of the Board of Directors, among other matters.

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



                                    HOST MARRIOTT CORPORATION


July 27, 1999                       /s/ Donald D. Olinger
-------------                       -------------------------------------------
Date                                Donald D. Olinger
                                    Senior Vice President and
                                    Corporate Controller
                                    (Chief Accounting Officer)