Form 10-Q
period 1999-09-10
HOST MARRIOTT CORP/
filed 1999-10-25
CIK 1070750

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




For the Quarter Ended September 10, 1999           Commission File No. 001-14625


                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                                (301) 380-9000



        Maryland                                                53-0085950
------------------------                                 ----------------------
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

                                                              Yes X       No __
                                                                 ---

                                                             Shares outstanding
        Class                                               at October 19, 1999
------------------                                          -------------------
Common Stock, $0.01 par value per share                           229,012,438
Purchase share rights for Series A Junior Participating
    Preferred Stock, $0.01 par value                                   --
Class A Cumulative Redeemable Preferred Stock                       4,160,000

                                     INDEX


                                                                           Page No.
                                                                           --------
Part I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets -                             3
             September 10, 1999 and December 31, 1998

           Condensed Consolidated Statements of Operations -                   4
             Twelve Weeks and Thirty-six Weeks Ended
             September 10, 1999 and September 11, 1998

           Condensed Consolidated Statements of Cash Flows -                   8
             Thirty-six Weeks Ended
             September 10, 1999 and September 11, 1998

           Notes to Condensed Consolidated Financial Statements               10

           Management's Discussion and Analysis of Results of                 21
             Operations and Financial Condition

           Quantitative and Qualitative Disclosures about Market Risk         29


Part II.   OTHER INFORMATION AND SIGNATURE                                    30

                           HOST MARRIOTT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)


                                                                                            September 10,   December 31,
                                                                                                1999          1998
                                                                                            -------------   ------------
                                                                                             (unaudited)
                                          ASSETS
                                          ------
Property and equipment, net.............................................................        $ 7,221         $ 7,201
Notes and other receivables (including amounts due from
  affiliates of $131 million and $134 million, respectively)............................            244             203
Rent receivable.........................................................................             63              --
Due from managers.......................................................................             --              19
Investments in affiliates...............................................................             48              33
Other assets............................................................................            464             376
Cash and cash equivalents...............................................................            290             436
                                                                                                -------         -------
                                                                                                $ 8,330         $ 8,268
                                                                                                =======         =======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Debt
  Senior notes..........................................................................        $ 2,539         $ 2,246
  Mortgage debt.........................................................................          2,255           2,438
  Other.................................................................................            356             447
                                                                                                -------         -------
                                                                                                  5,150           5,131
Accounts payable and accrued expenses...................................................            143             204
Deferred income taxes...................................................................             96              97
Other liabilities.......................................................................            382             460
                                                                                                -------         -------
      Total liabilities.................................................................          5,771           5,892
                                                                                                -------         -------

Minority interest.......................................................................            527             515
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
  subordinated debentures due 2026 ("Convertible Preferred Securities").................            550             550

Shareholders' equity
Class A cumulative redeemable preferred stock (liquidation preference
     $25.00 per share), 50 million shares authorized; 4.16 million shares and
     0 shares issued and outstanding, respectively ("Class A Preferred Stock") .........            100              --
Common stock, 750 million shares authorized; 228.7 million shares
     and 225.6 million shares issued and outstanding, respectively......................              2               2
Additional paid-in capital..............................................................          1,875           1,867
Accumulated other comprehensive income (loss)...........................................              3              (4)
Retained deficit........................................................................           (498)           (554)
                                                                                                -------         -------
       Total shareholders' equity.......................................................          1,482           1,311
                                                                                                -------         -------
                                                                                                $ 8,330         $ 8,268
                                                                                                =======         =======

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Twelve weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)

                                                                                                   1999              1998
                                                                                                 ---------         --------
REVENUES
Rental income (Note 3).................................................................          $  274            $    --
Hotel sales
  Rooms................................................................................              --                494
  Food and beverage....................................................................              --                198
  Other................................................................................              --                 49
Interest income........................................................................              10                 11
Net gains on property transactions.....................................................              --                  1
Equity in earnings of affiliates.......................................................               3                  2
Other..................................................................................               2                  1
                                                                                                 ------            -------
   Total revenues......................................................................             289                756
                                                                                                 ------            -------

EXPENSES
    Depreciation and amortization......................................................              68                 53
    Property-level expenses............................................................              62                 67
    Hotel operating expenses                                                                         --
      Rooms............................................................................              --                121
      Food and beverage................................................................              --                156
      Other department costs and deductions............................................              --                194
      Management fees (including Marriott International
         management fees of $36 million in 1998).......................................              --                 39
    Minority interest..................................................................              15                  6
    Interest expense...................................................................              98                 79
    Dividends on Convertible Preferred Securities......................................               9                  9
    Corporate expenses.................................................................               6                 12
    REIT conversion expenses...........................................................              --                  8
    Other expenses.....................................................................              --                  4
                                                                                                 ------            -------
                                                                                                    258                748
                                                                                                 ------            -------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.........................................................................              31                  8
Provision for income taxes.............................................................              --                 (6)
                                                                                                 ------            -------

INCOME FROM CONTINUING OPERATIONS......................................................              31                  2
INCOME FROM DISCONTINUED OPERATIONS, net of taxes......................................              --                  2
                                                                                                 ------            -------

INCOME BEFORE EXTRAORDINARY ITEM.......................................................              31                  4
Extraordinary gain (loss)..............................................................               4               (148)
                                                                                                 ------            -------

NET INCOME (LOSS)......................................................................          $   35            $  (144)
                                                                                                 ------            -------
Less: Dividends on preferred stock.....................................................              (1)                --
                                                                                                 ------            -------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS.....................................          $   34            $  (144)
                                                                                                 ======            =======


           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
         Twelve weeks ended September 10, 1999 and September 11, 1998
                                  (unaudited)

BASIC EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS...................................................................        $    0.13         $    0.01
Discontinued operations (net of income taxes)...........................................               --              0.01
Extraordinary gain (loss)...............................................................             0.02             (0.69)
                                                                                                ---------         ---------

BASIC EARNINGS (LOSS) PER COMMON SHARE:.................................................        $    0.15         $   (0.67)
                                                                                                =========         =========

DILUTED EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS...................................................................        $    0.13         $    0.01
Discontinued operations (net of income taxes)...........................................               --              0.01
Extraordinary gain (loss) ..............................................................             0.02             (0.67)
                                                                                                ---------         ---------

DILUTED EARNINGS (LOSS) PER COMMON SHARE................................................        $    0.15         $   (0.65)
                                                                                                =========         =========

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Thirty-six weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)

                                                                                                  1999            1998
                                                                                                --------        --------
REVENUES
Rental income (Note 3).................................................................         $    885        $     --
Hotel sales
  Rooms................................................................................               --           1,514
  Food and beverage....................................................................               --             642
  Other................................................................................               --             159
Interest income........................................................................               26              35
Net gains on property transactions.....................................................               16              53
Equity in earnings of affiliates.......................................................                5               1
Other..................................................................................                5               6
                                                                                                --------        --------
   Total revenues......................................................................              937           2,410
                                                                                                --------        --------

EXPENSES
    Depreciation and amortization......................................................              201             166
    Property-level expenses............................................................              182             189
    Hotel operating expenses
      Rooms............................................................................               --             348
      Food and beverage................................................................               --             477
      Other department costs and deductions............................................               --             568
      Management fees (including Marriott International
         management fees of $138 million in 1998)......................................               --             147
    Minority interest..................................................................               61              36
    Interest expense...................................................................              298             231
    Dividends on Convertible Preferred Securities......................................               26              26
    Corporate expenses.................................................................               22              33
    REIT conversion expenses...........................................................               --              14
    Other expenses.....................................................................               10              14
                                                                                                --------        --------
                                                                                                     800           2,249
                                                                                                --------        --------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.........................................................................              137             161
Provision for income taxes.............................................................               --             (69)
                                                                                                --------        --------

INCOME FROM CONTINUING OPERATIONS......................................................              137              92
Income from discontinued operations, net of taxes......................................               --               8
                                                                                                --------        --------

INCOME BEFORE EXTRAORDINARY ITEM.......................................................              137             100
Extraordinary gain (loss)..............................................................               17            (148)
                                                                                                --------        --------

NET INCOME (LOSS)......................................................................         $    154        $    (48)
                                                                                                ========        ========
Less:  Dividends on preferred stock....................................................               (1)             --
                                                                                                --------        --------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS.....................................         $    153        $    (48)
                                                                                                ========        ========

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
       Thirty-six Weeks Ended September 10, 1999 and September 11, 1998
                                  (unaudited)

BASIC EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS...................................................................       $    0.60          $    0.42
Discontinued operations (net of income taxes)...........................................              --               0.04
Extraordinary gain (loss)...............................................................            0.07              (0.69)
                                                                                               ---------          ---------

BASIC EARNINGS (LOSS) PER COMMON SHARE:.................................................       $    0.67          $   (0.23)
                                                                                               =========          =========

DILUTED EARNINGS PER COMMON SHARE:
CONTINUING OPERATIONS...................................................................       $    0.60          $    0.42
Discontinued operations (net of income taxes)...........................................              --               0.03
Extraordinary gain (loss)...............................................................            0.06              (0.67)
                                                                                               ---------          ---------

DILUTED EARNINGS (LOSS) PER COMMON SHARE................................................       $    0.66          $   (0.22)
                                                                                               =========          =========

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       Thirty-six Weeks Ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)


                                                                                                  1999            1998
                                                                                                --------        --------
OPERATING ACTIVITIES
Income from continuing operations.......................................................        $   137         $    92
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization.......................................................            203             168
    Income taxes........................................................................             --              50
    Gain on sale of hotel properties....................................................            (16)            (50)
    Equity in earnings of affiliates....................................................             (5)             (1)
    Changes in operating accounts.......................................................           (110)            (35)
    Other...............................................................................             20              30
                                                                                                -------         -------
    Cash from continuing operations.....................................................            229             254
    Cash from discontinued operations...................................................             --              24
                                                                                                -------         -------
    Cash from operations................................................................            229             278
                                                                                                -------         -------

INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................             49             211
Acquisitions............................................................................            (17)           (607)
Capital expenditures:
    Renewals and replacements...........................................................           (143)           (108)
    Development projects................................................................           (102)            (32)
    Other investments...................................................................            (16)            (19)
Purchases of short-term marketable securities...........................................             --            (134)
Sales of short-term marketable securities...............................................             --             451
Note receivable advances, net of collections............................................            (47)              4
Affiliate collections, net..............................................................             --              13
Other...................................................................................             --             (12)
                                                                                                -------         -------
    Cash used in investing activities from continuing operations........................           (276)           (233)
    Cash used in investing activities from discontinued operations......................             --             (10)
                                                                                                -------         -------
    Cash used in investing activities...................................................           (276)           (243)
                                                                                                -------         -------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................          1,282           2,004
Issuances of Class A preferred stock....................................................            100              --
Issuances of common stock...............................................................              2              --
Dividends...............................................................................           (168)             --
Scheduled principal repayments..........................................................            (26)            (39)
Debt prepayments........................................................................         (1,275)         (1,631)
Costs of extinguishment of debt.........................................................             (2)           (175)
Other...................................................................................            (12)            (14)
                                                                                                -------         -------
    Cash (used in) from financing activities from continuing operations.................            (99)            145
    Cash used in financing activities from discontinued operations......................             --            (152)
                                                                                                -------         -------
    Cash used in financing activities...................................................            (99)             (7)
                                                                                                -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................        $  (146)        $    28
                                                                                                =======         =======

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS
       Thirty-six Weeks Ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)


Supplemental schedule of noncash investing and financing activities:

Approximately 586,000 Class TS cumulative redeemable preferred limited partnership units valued at $7.4 million were issued in connection with the acquisition by merger of two partnerships that own limited partnership interests in the partnership that owns the New York Marriott Marquis.

Approximately 467,000 shares of common stock were issued during the third quarter of 1999 upon the conversion of outside Operating Partnership Units valued at $4.9 million, which were issued in connection with the acquisition of a portfolio of twelve luxury hotels and other assets from the Blackstone Group.

In the first quarter of 1998, the Company assumed $164 million of mortgage debt for the acquisition of, or purchase of controlling interests in, certain hotel properties.


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

     On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership"). Host Marriott merged into HMC Merger Corporation, a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries in exchange for units of partnership interest in the Operating Partnership ("OP Units") was accounted for at Host Marriott's historical basis. As of September 10, 1999, Host REIT owned approximately 78% of the Operating Partnership.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 10, 1999 and December 31, 1998, and the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 and cash flows for the thirty-six weeks

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     ended September 10, 1999 and September 11, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined. Certain amounts of the percentage rent recognized are considered contingent until such time as the revenue recognized exceeds annual thresholds, which are determined individually by property. For the twelve and thirty-six weeks ended September 10, 1999, $86 million and $339 million of contingent rent is included in the statement of operations, respectively.

3.   Rental Revenue

     The Company's 1999 revenue primarily represents the rental income from its leased hotels and is not comparable to 1998 hotel revenues which reflect gross sales generated by the properties. Also, in December 1998 the Company retroactively adopted Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements." The impact of the adoption of issue 97-2 on the condensed consolidated financial statements for the twelve and thirty-six weeks ended September 11, 1998 was to increase both revenues and operating expenses by approximately $471 million and $1,393 million, respectively, with no impact on net income or earnings per share.

     The comparison of the 1999 results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International. The 1998 year to date historical results would have to be adjusted to exclude the results of these hotels for December 1997 and include August 1998 for the thirty-six weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported. Also, for the third quarter the 1998 historical results would have to be adjusted to exclude the results of these hotels for May 1998 and include August 1998 for the twelve weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported.

     The table below represents hotel sales for which rental income is computed for 1999.

                                                                  Twelve Weeks Ended         Thirty-six Weeks Ended
                                                                -----------------------     ------------------------
                                                                September     September     September     September
                                                                10, 1999      11, 1998      10, 1999      11, 1998
                                                                ---------     ---------     ---------     ---------
                                                                      (in millions)               (in millions)
     Hotel Sales
           Rooms...............................................   $   609       $   494       $ 1,881       $ 1,514
           Food and beverage...................................       250           198           828           642
           Other...............................................        66            49           201           159
                                                                  -------       -------       -------       -------
                Total sales....................................   $   925       $   741       $ 2,910       $ 2,315
                                                                  =======       =======       =======       =======

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.   Earnings Per Share

     Basic earnings per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income less dividends on preferred stock as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, warrants and the Convertible Preferred Securities. Dilutive securities also include those common and preferred Operating Partnership Units ("OP Units") issuable or outstanding that are held by minority partners which are assumed to be converted. Diluted earnings per common share was not adjusted for the impact of the Convertible Preferred Securities as they were anti-dilutive for all periods presented.

                                                                                  Twelve weeks ended
                                                     -------------------------------------------------------------------------
                                                              September 10, 1999                    September 11, 1998
                                                     ----------------------------------   ------------------------------------
                                                      Income       Shares     Per Share    Income      Shares        Per Share
                                                     (Numerator) (Denominator)  Amount     (Numerator) (Denominator)  Amount
                                                     ----------------------------------   ------------------------------------
Net income.........................................  $     35      228.3      $    .15    $   (144)     216.2        $  .67)
   Dividends on Class A preferred stock............        (1)        --            --          --         --            --
                                                     --------     ------      --------    --------     ------        ------
Basic earnings available to common shareholders
   per share.......................................        34      228.3           .15        (144)     216.2          (.67)
   Assuming distribution of common shares
     granted under the comprehensive stock plan,
     less shares assumed purchased at average
     market price..................................        --        5.3            --          --        4.0           .02
   Assuming distribution of common shares
     issuable for warrants, less shares assumed
     purchased at average market price.............        --         --            --          --        0.1            --
    Assuming conversion of minority OP Units
     outstanding...................................        10       64.6            --          --         --            --
   Assuming conversion of Class TS cumulative
     redeemable preferred OP Units.................        --        0.6            --          --         --            --
   Assuming conversion of minority OP Units
     issuable......................................         2        9.1            --          --         --            --
   Assuming conversion of Convertible
     Preferred Securities..........................        --         --            --          --         --            --
                                                     --------     ------      --------    --------     ------        ------
Diluted Earnings per Share.........................  $     46      307.9      $    .15    $   (144)     220.3        $ (.65)
                                                     ========     ======      ========    ========     ======        ======

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                                              Thirty-six Weeks Ended
                                                      --------------------------------------------------------------------------
                                                                September 10, 1999                   September 11, 1998
                                                      -----------------------------------   ------------------------------------
                                                        Income      Shares      Per Share     Income       Shares      Per Share
                                                      (Numerator) (Denominator)  Amount     (Numerator) (Denominator)  Amount
                                                      -----------------------------------   ------------------------------------
Net income..........................................  $    154      227.7        $   .68    $   (48)      216.0       $   (.23)
   Dividends on Class A preferred stock ............        (1)        --           (.01)        --          --             --
                                                      ---------    ------        -------    -------       -----       --------
Basic earnings available to common shareholders
   per share........................................       153      227.7            .67        (48)      216.0           (.23)
   Assuming distribution of common shares granted
     under the comprehensive stock plan, less shares
     assumed purchased at average market price......        --        5.6           (.01)        --         4.2            .01
   Assuming distribution of common shares issuable
     for warrants, less shares assumed purchased at
     average market price...........................        --         --             --         --         0.1             --
   Assuming conversion of minority OP Units
     outstanding ...................................        44       64.7             --         --          --             --
   Assuming conversion of Class TS cumulative
     redeemable preferred OPUnits...................        --        0.6             --         --          --             --
   Assuming conversion of minority OP Units
     issuable.......................................         6        9.1             --         --          --             --
   Assuming conversion of Convertible Preferred.....        --         --             --         --          --             --
                                                      --------      -----        -------    -------       -----       --------
Diluted Earnings per Share..........................  $    203      307.7        $   .66    $   (48)      220.3       $   (.22)
                                                      ========      =====        =======    =======       =====       ========

     In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the Company's common stock or a corresponding amount (based on the appropriate conversion ratio) of the Company's Convertible Preferred Securities. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at the Company's discretion. Subsequent to quarter end, the Company has spent approximately $7.7 million to repurchase 797,000 shares.

5.   Class A Cumulative Redeemable Preferred Stock

     In August 1999, the Company sold 4.16 million shares of 10% Class A Preferred Stock with a $0.01 par value. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 the Company has the option to redeem the Class A Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A Preferred Stock ranks senior to the common stock and the authorized Series A Junior Participating preferred stock. The Class A preferred stockholders generally have no voting rights.

     Cumulative cash dividends on the Class A Preferred Stock have been accrued from the date of issuance, August 3, 1999, through the balance sheet date. On September 23, 1999, the Company declared a pro rata dividend of $.50 per share, which were paid on October 15, 1999 to shareholders of record on September 30, 1999.

6.   Dividends and Distributions Payable

     On September 23, 1999, the Board of Directors declared a cash dividend of $0.21 per share of common stock and a corresponding distribution of $0.21 per unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The third quarter dividend and distribution were paid

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


      on October 15, 1999 to shareholders and unitholders of record on September 30, 1999. Total dividends and corresponding distributions year-to-date are $0.63 per share and $0.63 per unit, respectively.

      The 1998 earnings per share has been restated to reflect the impact of the stock portion of a special dividend totaling 11.9 million shares of common stock issued in February 1999 as a result of the REIT Conversion.

7.    Acquisitions and Property Expansions

      On December 30, 1998, the Company acquired a portfolio of twelve luxury hotels and other assets (the "Blackstone Acquisition") from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. Approximately 467,000 OP Units issued in connection with the Blackstone Acquisition were redeemed for common stock during the third quarter of 1999.

      The Company completed a 210-room expansion of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million.

      In June 1999, the Company acquired by merger Timewell Group, L.P. and Timeport, L.P. which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 Class TS cumulative redeemable preferred OP Units, respectively. The preferred OP Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time beginning two years after the merger, the Company can redeem the preferred OP units for OP Units or cash. Also as part of the merger, the Company repaid in cash outstanding Partner loans totaling $5.9 million on behalf of each of the partnerships.

8.    Dispositions

      In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for $35 million and recorded a gain of $10 million. In May 1999, the Company sold the 221-room Saddle Brook Marriott for $15 million and recorded a gain of $4 million.

      In the fourth quarter, the Company sold the 306-room Grand Hotel Resort and Golf Club for $28 million, recognizing a loss of $1 million. The Company also announced it has reached an agreement to sell the Ritz-Carlton Boston for total proceeds of approximately $122 million in 1999, subject to normal closing requirements.

9.    Debt Issuances and Refinancing

      In February 1999, the Company issued $300 million of 8 3/8% Series D Senior notes due in 2006. The senior notes were used to refinance, or purchase, debt which had been acquired through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in December 1998. The notes were exchanged during the third quarter for Series E Senior notes on a one-for-one basis, which are freely transferable by the holders.

      In April 1999, a subsidiary of the Company completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. The Company was required to make a principal payment of $1.25 million on June 30, 1999. In connection with the refinancing, the Company

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      renegotiated the management agreement and recognized an extraordinary gain of $13 million on the forgiveness of accrued incentive management fees by the manager. This mortgage was subsequently refinanced as part of the $665 million financing agreement discussed below.

      In June 1999, the Company refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million and a term of 10 years at a rate of 8.45%. In addition, the Company entered into a mortgage for the Philadelphia Marriott expansion in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

      In July 1999, the Company entered into a financing agreement pursuant to which it borrowed $665 million due 2009 at a fixed rate of 7.47 percent. The New York Marriott Marquis as well as seven other hotels serve as collateral. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000.

      In August 1999, the Company repaid $100 million of the outstanding balance on a $350 million term loan entered into in August 1998 as part of its $1.25 billion line of credit. During the fourth quarter, an additional $50 million repayment was made, reducing the outstanding balance of the term loan to $200 million. Subsequent to these repayments the available capacity under the line of credit balance remains $900 million while the total line has been permanently reduced to $1.1 billion as a result of the term loan payments.

      In August 1999, the Company made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999, the Company made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

10.   Geographic and Business Segment Information

      The Company operates in one business segment, hotel ownership. The hotels are primarily operated under the Marriott or Ritz-Carlton brands. Substantially all of the Company's revenues are earned through leases with Crestline. With respect to 1998, the allocation of taxes is not evaluated at the segment level or reflected in the following information because the Company does not believe the information is material to readers of the financial statements.

      The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                 Twelve Weeks Ended September 10, 1999
                                                                 -------------------------------------
                                                          Hotels        Corporate & Other       Consolidated
                                                          ------        -----------------       ------------
      Revenues.......................................     $  287            $   2                  $  289
      Income (loss) from continuing operations
        before income taxes..........................         43              (12)                     31

                                                                 Twelve Weeks Ended September 11, 1998
                                                                 -------------------------------------
                                                          Hotels        Corporate & Other       Consolidated
                                                          ------        -----------------       ------------
      Revenues.......................................     $  752            $   4                  $  756
      Income (loss) from continuing operations
        before income taxes..........................         38              (30)                      8

                                                                 Thirty-six Weeks Ended September 10, 1999
                                                                 ------------------------------------------
                                                          Hotels        Corporate & Other       Consolidated
                                                          ------        -----------------       ------------
      Revenues.......................................     $   926           $  11               $     937
      Income (loss) from continuing operations
        before income taxes..........................         182             (45)                    137

                                                                Thirty-six Weeks Ended September 11, 1998
                                                                -----------------------------------------
                                                          Hotels        Corporate & Other       Consolidated
                                                          ------        -----------------       ------------
      Revenues.......................................     $2,350             $  60              $   2,410
      Income (loss) from continuing operations
        Before income taxes..........................        191               (30)                   161

      As of September 10, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel sales in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                                                             Twelve Weeks Ended            Thirty-six Weeks Ended
                                                      ------------------------------  ------------------------------

                                                       September 10,   September 11,   September 10,   September 11,
                                                           1999            1998            1999            1998
                                                      --------------  --------------  --------------- --------------
      United States..................................    $     268       $     713       $     869       $   2,237
      International..................................            6              28              16              78
                                                         ---------       ----------      ---------       ---------
          Total......................................    $     274       $     741       $     885       $   2,315
                                                         =========       =========       =========       =========

11.   Comprehensive Income

      The Company's other comprehensive income consists of foreign currency translation adjustments and the right to receive up to 1.4 million shares of Host Marriott Services Corporation's common stock or an equivalent cash value at Host Marriott Services Corporation's option subsequent to the exercise of the options held by certain former and current employees of Marriott International. For the twelve and thirty-six weeks ended September 10, 1999, comprehensive income totaled $41 million and $161 million, respectively. The comprehensive loss was $148 million and $51 million for the twelve and thirty-six weeks ended September 11, 1998. As of September 10, 1999 the Company's accumulated other comprehensive income was approximately $3 million. As of December 31, 1998, the Company's accumulated other comprehensive loss was approximately $4 million.

      On August 27, 1999, Autogrill Acquisition Co., a wholly-owned subsidiary of Autogrill SpA of Italy, completed its cash tender offer for all of the outstanding shares of common stock of Host Marriott Services Corporation. Since Host Marriott Services is no longer publicly traded, the Company has adjusted the unrealized gain on the receivable to reflect the tender price of $15.75. Further, all future

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      payments to the Company will be made in cash as Host Marriott Services Corporation has indicated that the receivable will not be settled in Autogrill SpA stock.

12.   Subsequent Events

      In September 1999, the mortgage note receivable on a hotel property matured and the Company collected the outstanding balance of approximately $65 million. The note was originally acquired as part of the Blackstone Acquisition.

      In October 1999, the Company initiated a tender offer to acquire the remaining partnership interests in the Hopewell Group, Ltd., a minority owner in the Atlanta Marriott Marquis, for preferred OP Units and cash.

13.   Summarized Lease Pool Financial Statements

      As discussed in Note 2, as of September 10, 1999, almost all the properties of the Company and its subsidiaries were leased to Crestline Capital Corporation and managed by Marriott International, Inc. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the twelve and thirty-six weeks ended September 10, 1999 and summarized balance sheet data as of September 10, 1999 of the lease pools in which the Company's hotels are organized are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                                 Twelve Weeks Ended September 10, 1999
                                                                 -------------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 135      $ 142       $ 126      $ 128        $ 531
           Food and beverage.........................        57         59          55         67          238
           Other.....................................        16         15          16         17           64
                                                          -----      -----       -----      -----        -----
                Total hotel sales....................       208        216         197        212          833
      Operating Costs and Expenses
           Rooms.....................................        34         40          32         30          136
           Food and beverage.........................        46         48          44         50          188
           Other.....................................        58         50          54         55          217
           Management fees...........................         9         13           9         13           44
           Lease expense.............................        57         59          56         61          233
                                                          -----      -----       -----      -----        -----
                Total operating expenses.............       204        210         195        209          818
                                                          -----      -----       -----      -----        -----
      Operating Profit...............................         4          6           2          3           15
      Corporate and Interest Expenses................        (1)        (1)         --         (1)          (3)
                                                          -----      -----       -----      -----        -----
            Income before taxes......................         3          5           2          2           12
            Income taxes.............................        (1)        (3)         (1)        (1)          (6)
                                                          -----      -----       -----      -----        -----
                Net Income...........................     $   2      $   2       $   1      $   1        $   6
                                                          =====      =====       =====      =====        =====

                                                               Thirty-six Weeks Ended September 10, 1999
                                                               -----------------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 408      $ 436       $ 394      $ 401       $ 1,639
           Food and beverage.........................       184        196         183        220           783
           Other.....................................        46         44          54         51           195
                                                          -----      -----       -----      -----       -------
                Total hotel sales....................       638        676         631        672         2,617
      Operating Costs and Expenses
           Rooms.....................................        98        108          95         88           389
           Food and beverage.........................       143        150         135        154           582
           Other.....................................       168        157         161        158           644
           Management fees...........................        29         43          30         46           148
           Lease expense.............................       190        206         202        218           816
                                                          -----      -----       -----      -----       -------
                Total operating expenses.............       628        664         623        664         2,579
                                                          -----      -----       -----      -----       -------
      Operating Profit...............................        10         12           8          8            38
      Corporate and Interest Expenses................        (2)        (2)         (1)        (2)           (7)
                                                          -----      -----       -----      -----       -------
            Income before taxes......................         8         10           7          6            31
            Income taxes.............................        (3)        (5)         (3)        (2)          (13)
                                                          -----      -----       -----      -----       -------
                Net Income...........................     $   5      $   5       $   4      $   4       $    18
                                                          =====      =====       =====      =====       =======

                                                                     As of September 10, 1999
                                                                     ------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................    $   43      $  32      $   35      $  34       $   144
      Liabilities....................................        38         27          31         30           126
      Equity.........................................         5          5           4          4            18

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


14.  Contingencies

     Courtyard by Marriott II Limited Partnership (CBM II)
     -----------------------------------------------------

     A group of partners in CBM II filed a lawsuit, Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285/th/ Judicial District Court of Bexar County, Texas against the Company and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action. The defendants have filed an answer, the class has been certified, class counsel has been appointed, and discovery is underway. On March 11, 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, filed a plea in intervention to bring additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. The original plaintiffs subsequently filed a second amended complaint on March 19, 1999 and in a third amended complaint, filed May 24, 1999, asserted as derivative claims, some of the claims previously asserted as individual claims. On March 25, 1999, Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, also filed a plea in intervention similar to that which was filed by Palm Investors. A trial date of January 3, 2000 has been set.

     On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee (the "SLC"), comprised of the Honorable William Webster and the Honorable Charles Renfrew, to investigate the derivative claims described above and to recommend to the general partner whether it is in the best interests of CBM II for the derivative litigation to proceed. The general partner has agreed to adopt the recommendation of the SLC. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. On August 30, 1999, the court held a hearing to consider the defendant's motion to stay these proceedings until the committee makes its recommendation. Similarly, the SLC has asked the court to postpone the trial for up to six months so that the SLC can complete its investigation. The court has not yet ruled on these requests.

     Courtyard by Marriott Limited Partnership I (CBM I) and CBM II Derivative
     -------------------------------------------------------------------------
     Action
     ------

     After intervening in the CBM II class action, Palm Investors and Equity Resource, together with Repp Properties, joined in a complaint filed in April 1999, Equity Resource Fund X et al. v. CBM One Corporation et al., Case No. 99-CI-04765, in the 57/th/ Judicial District Court of Bexar County, Texas. This action asserted as derivative claims, on behalf of CBM I and CBM II, the same kind of claims asserted individually in the Ford and Milkes actions described above. After the appointment of the SLC, this complaint was withdrawn by the plaintiffs in September 1999.

     Texas Multi-Partnership Lawsuits
     --------------------------------

     On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57/th/ Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. The Company, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The plaintiffs are seeking unspecified damages. Those allegations concerning CBM II have been transferred to the CBM II lawsuit described above. On March

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     18, 1999, two limited partners in CBM I filed a class action petition in intervention seeking to treat CBM I in a similar manner by converting that portion of the lawsuit into a class action. On April 29, 1999, the court denied this petition and refused to certify the class. No trial date has been set.

     We are from time to time the subject of, or involved in, judicial proceedings, including those lawsuits discussed above and also other lawsuits involving other syndicated partnerships which could, if adversely decided, result in losses to our company. We believe that the lawsuits described above are without merit, and we intend to vigorously defend against the claims being made against us. We cannot assure you as to the outcome of these lawsuits and we are uncertain as to any potential loss to the Company.

15.  Extraordinary Items

     In connection with the refinancing of the mortgage and the renegotiation of the management agreement on the New York Marriott Marquis, we recognized an extraordinary gain of $13 million on the forgiveness of debt in the form of accrued incentive management fees in the second quarter. An extraordinary loss of $3 million representing the write-off of deferred financing fees occurred in July 1999 when the mortgage debt for eight properties was refinanced, including the New York Marriott Marquis. In connection with this refinancing, the interest rate swap agreements associated with some of the original debt were terminated and a $7 million extraordinary gain was recognized. In connection with the purchase of the Old Senior Notes, the Company recognized an extraordinary loss of $148 million in the third quarter of 1998, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes, net of taxes.

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

     Results of Operations

     Revenues. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases. Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International. The 1998 year to date historical results would have to be adjusted to exclude the results of these hotels for December 1997 and include August 1998 for the thirty-six weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported. Also, for the third quarter the 1998 historical results would have to be adjusted to exclude the results of these hotels for May 1998 and include August 1998 for the twelve weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported. The change in reporting was required as part of the REIT conversion.

     Year-to-date results for 1999 were primarily driven by the addition of 36 properties in 1998. The increase in hotel sales also reflects the growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 2.8% to $106.45 for the third quarter of 1999. Year-to-date REVPAR increased 3.8% to $115.40. On a comparable basis, average room rates increased approximately 3% for the third quarter and year-to-date, while average occupancy decreased less than one percentage point for the third quarter and increased less than one percentage point year-to-date.

     Interest income decreased as the result of a lower level of cash and marketable securities held during the first three quarters of 1999 compared to the first three quarters of 1998.

     The net gain on property transactions for 1999 primarily resulted from the $10 million gain on the sale of the 479-room Minneapolis/Bloomington Marriott for approximately $35 million and the $4 million gain on the sale of the 221-room Saddle Brook Marriott for approximately $15 million.

     Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain direct property-level costs including management fees and we receive a rent payment, which is generally calculated as a percentage of revenue, subject to a minimum

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     level, net of certain property-level owner costs. All of these costs were our expenses in 1998. Property-level owner costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $130 million for the third quarter 1999 versus third quarter 1998 and increased $28 million or 8% to $383 million year-to-date, primarily reflecting the depreciation from 36 properties acquired during 1998.

     Minority Interest. Minority interest expense increased $9 million to $15 million for the third quarter of 1999 and increased $25 million to $61 million year-to-date, primarily reflecting the impact of the issuance of operating partnership units for the acquisition of certain hotel properties partially offset by the consolidation of partnerships which occurred as part of the REIT conversion.

     Interest Expense. Interest expense increased 24% to $98 million in the third quarter of 1999 and increased 29% to $298 million year-to-date, primarily due to the issuance of senior notes, establishment of a new credit facility and additional mortgage debt on properties acquired in 1998.

     Dividends on Convertible Preferred Securities. Amounts reflect the dividends accrued during the first three quarters of fiscal year 1999 and 1998 on the $550 million in 6 3/4% Convertible Preferred Securities.

     Corporate Expenses. Corporate expenses decreased $6 million to $6 million for the third quarter of 1999 and decreased $11 million to $22 million year-to-date, resulting primarily from lower staffing levels after the Crestline spin-off, lower costs associated with reduced acquisition activity and lower costs related to various stock compensation plans.

     Income from Discontinued Operations. Income from discontinued operations represents the senior living communities business' results of operations for the third quarter of 1998 and year-to-date 1998 as restated for the spin-off of Crestline.

     Extraordinary Gain (Loss). In connection with the refinancing of the mortgage and the renegotiation of the management agreement on the New York Marriott Marquis, we recognized an extraordinary gain of $13 million on the forgiveness of debt in the form of accrued incentive management fees in the second quarter. An extraordinary loss of $3 million representing the write-off of deferred financing fees occurred in July 1999 when the mortgage debt for eight properties was refinanced, including the New York Marriott Marquis. In connection with this refinancing, the interest rate swap agreements associated with some of the original debt were terminated and a $7 million extraordinary gain was recognized. In connection with the purchase of the Old Senior Notes, the Company recognized an extraordinary loss of $148 million in the third quarter of 1998, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes, net of taxes.

     Net Income. Our net income increased $179 million for the third quarter of 1999 to $35 million and increased $202 million to $154 million for year-to-date 1999.

     FFO and EBITDA

     We consider Funds From Operations or FFO as defined by the National Association of Real Estate Investment Trusts and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items or EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets. FFO and EBITDA are also useful in

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other Real Estate Investment Trusts. However, FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and FFO presentation.

     FFO increased $36 million, or 47%, to $112 million in the third quarter of 1999 over the third quarter of 1998. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expense). The following is a reconciliation of income from continuing operations to FFO (in millions):

                                                            Twelve weeks ended                 Thirty-six weeks ended
                                                       -------------------------------     -------------------------------
                                                       September 10,     September 11,     September 10,     September 11,
                                                           1999              1998              1999              1998
                                                       -------------     -------------     -------------     -------------
Funds from Operations
Income from continuing operations.................      $     31           $      2          $    137          $     92
Depreciation and amortization.....................            68                 54               203               168
Other real estate activities......................            --                 (1)              (16)              (53)
Partnership adjustments...........................            13                 (2)               57                (9)
REIT conversion expenses..........................            --                  8                --                14
Deferred taxes....................................            --                  7                --                46
                                                        --------           --------          --------          --------
Funds from continuing operations                             112                 68               381               258
Discontinued operations...........................            --                  8                --                24
                                                        --------           --------          --------          --------
Funds from operations before preferred stock
  dividends and minority interest of Host
  Marriott, L.P...................................           112                 76               381               282
Funds from operations of minority partners of
  Host Marriott, L.P..............................           (25)                --               (84)               --
Dividends on preferred stock......................            (1)                --                (1)               --
                                                        --------           --------          --------          --------
Funds from operations available to common
  shareholders.....................................     $     86           $     76          $    296          $    282
                                                        ========           ========          ========          ========

     During the REIT conversion, we received a number of units of general and limited partnership interests in the Operating Partnership - which we refer to as OP Units - equal to the number of then outstanding shares of our common stock, and the Operating Partnership assumed all of our liabilities. As a result of this reorganization we are the sole general partner in the Operating Partnership and as of September 10, 1999 held approximately 78% of the outstanding OP Units. The $25 million and $84 million deducted for the twelve weeks and thirty-six weeks ended September 10, 1999 represent the FFO attributable to the interests in the Operating Partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

     EBITDA increased $56 million, or 36%, to $212 million in the third quarter of 1999 and $126 million or 22%, to $694 million year-to-date. Hotel EBITDA increased $43 million, or 26%, to $210 million in the third quarter of 1999, and $111 million or 19% to $703 million year-to-date, reflecting comparable

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     hotel EBITDA growth, as well as incremental EBITDA from 1998 acquisitions offset by amounts representing hotel sales which are retained by Crestline.

     The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                                                                    Twelve Weeks Ended                Thirty-six Weeks Ended
                                                               ------------------------------     ------------------------------
                                                               September 10,    September 11,     September 10,    September 11,
                                                                   1999             1998              1999             1998
                                                               -------------    -------------     -------------    -------------
     EBITDA...................................................   $    212         $   156            $   694        $    568
     Interest expense.........................................        (98)            (79)              (298)           (231)
     Dividends on Convertible Preferred Securities............         (9)             (9)               (26)            (26)
     Depreciation and amortization............................        (68)            (54)              (203)           (168)
     Minority interest expense................................        (15)             (6)               (61)            (36)
     Income taxes.............................................         --              (6)                --             (69)
     REIT Conversion expense..................................         --              (8)                --             (14)
     Other non-cash charges, net..............................          9               8                 31              68
                                                                 --------         -------            -------        --------
       Income from continuing operations......................   $     31         $     2            $   137        $     92
                                                                 ========         =======            =======        ========

     EBITDA as presented above includes the amounts available for distribution by the operating partnership to all holders of its partnership interests, or OP units. As of September 10, 1999 we owned approximately 78% of the outstanding OP units. However, we believe the presentation of EBITDA before adjustment for minority interest is helpful because these amounts represent amounts available to service debt and make capital expenditures and distributions. EBITDA as presented would be decreased if the effect of the 22% minority interest (including the conversion of the 585,000 shares of Class TS cumulative redeemable preferred OP Units) in the Operating Partnership had been included in the calculations. EBITDA as adjusted for the minority interest would be $197 million and $652 million for the twelve and thirty-six weeks ended September 10, 1999, respectively. Additionally, EBITDA as presented does not reflect dividends accrued on the Class A cumulative redeemable preferred stock which was approximately $1 million for the twelve and thirty-six weeks ended September 10, 1999.

     Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.4 times year to date for 1999 and 1998, respectively, and 2.7 times for full year 1998. The ratio of earnings to fixed charges was 1.6 to 1 through the third quarter of 1999 and 1.7 to 1 through the third quarter of 1998.

     Cash Flows and Financial Condition

     We reported a decrease in cash and cash equivalents of $146 million during the thirty-six weeks ended September 10, 1999. Cash from continuing operations was $229 million through the third quarter of 1999 and $254 million through the third quarter of 1998. The $25 million decrease in cash from continuing operations resulted principally from an increase in rent receivable resulting from the timing of the receipt of cash payments. There was no cash activity related to discontinued operations through the third quarter of 1999; however, cash from discontinued operations totaled $24 million through the third quarter of 1998.

     Cash used in investing activities from continuing operations was $276 million and $233 million through the third quarter of 1999 and 1998, respectively. Cash used in investing activities through the third quarter includes capital expenditures of $261 million and $159 million for 1999 and 1998, respectively, mostly related to renewals and replacements on existing properties and development projects. In addition, we generated $49 million of cash from the net sale of assets, primarily the Minneapolis/Bloomington and Saddle Brook properties. There was no cash related to investing activities from discontinued operations through the third quarter 1999; however, cash used in investing

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     activities from discontinued operations totaled $10 million year-to-date 1998. Property and equipment balances include $162 million and $78 million for construction in progress as of September 10, 1999 and December 31, 1998, respectively. The current balance primarily relates to properties in Tampa, Orlando, Memphis, Naples and various other expansion and development projects.

     In June 1999, we acquired by merger Timewell Group, L.P. and Timeport, L.P., which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 Class TS cumulative redeemable preferred OP Units, respectively. The preferred OP Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time, beginning two years after the merger, we can redeem the preferred OP units for OP Units or cash. Also as part of the merger, the re-paid in cash outstanding Partner loans totaling $5.9 million on behalf of each of the partnerships.

     Cash used in financing activities from continuing operations was $99 million through the third quarter of 1999. Cash from financing activities from continuing operations was $145 million through the third quarter of 1998. Cash used in financing activities includes $1.3 billion in prepayment of debt, offset by a similar amount of debt issuances, the issuance of preferred stock and the payment of dividends on our common shares.

     The $300 million of 8 3/8% series D senior notes were issued in February 1999 and were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. In August 1999, the Series D Senior notes were exchanged on a one-for-one basis for Series E Senior notes, which are freely transferable by the holders.

     In April 1999, a subsidiary completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. We subsequently refinanced this mortgage as part of the $665 million financing agreement completed in the third quarter of 1999. The financing agreement for $665 million is secured by eight hotels, and is due 2009 with a fixed interest rate of 7.47%. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000 on eight hotels, including the New York Marriott Marquis.

     Also in June 1999, we refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, we completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million. We established a mortgage on the extension of the Philadelphia Marriott in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

     In August 1999, we repaid $100 million of the outstanding balance on a $350 million term loan entered into in August 1998 as part of our $1.25 billion line of credit. During the fourth quarter, an additional $50 million repayment was made, reducing the outstanding balance of the term loan to $200 million. Subsequent to these repayments the available capacity under the line of credit balance remains $900 million while the total line has been permanently reduced to $1.1 billion as a result of the term loan payments.

     In August 1999, the Company made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999, the Company made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

     Dividend payments reflect the $69 million in payments for a special dividend declared in December 1998 as well as the $0.42 dividend per share of common stock paid as of September 11, 1999. In addition, on September 23, 1999, the Board of Directors declared a regular cash dividend of $0.21 per share of common stock. The third quarter dividend was paid on October 15, 1999 to shareholders of record on September 30, 1999. Total dividends year-to-date are $0.63 per share of common stock.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     In August 1999, we sold 4.16 million shares of 10% Class A Preferred Stock. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 we have the option to redeem the Class A Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A preferred stock ranks senior to the common stock and the authorized Series A Junior Participating preferred stock. The Class A Preferred Stockholders generally have no voting rights. Cumulative cash dividends have been accrued from the date of issuance, August 3, 1999, through the balance sheet date. We declared a dividend of $.50 per share on September 23, 1999, which was paid on October 15, 1999.

     In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of our common stock or a corresponding amount (based on the appropriate conversion ratio) of our Convertible Preferred Securities. Based on current market conditions we believe that the stock repurchase program reflects the best return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. The repurchases will be financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate assets, such as the fourth quarter sale of the Grand Hotel Resort and Golf Club or the recently announced contract to sell our interest in the Ritz-Carlton Boston. This is consistent with our strategy of improving the overall portfolio by selling assets that may be in suburban locations, require significant capital improvements or do not fit our long-term strategy. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at our discretion. Subsequent to quarter end, we have spent approximately $7.7 million to repurchase 797,000 shares.

     On December 30, 1998, we acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. Approximately 467,000 OP Units issued in connection with the Blackstone Acquisition were redeemed for common stock during the third quarter of 1999.

     There was no cash related to financing activities from discontinued operations through the third quarter of 1999; however, cash used in financing activities from discontinued operations totaled $152 million through the third quarter of 1998.

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

     Third-Party Systems. We rely upon operational and financial systems provided by third parties, primarily the managers and operators of our hotel properties, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. Based on discussion with the third parties that are critical to our business, including the managers and operators of our hotels, we believe that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. We continue to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, we may be required to fund capital expenditures for upgraded equipment and software. We do not expect these charges to be material, but we are committed to making these investments as required. To the extent that these changes relate to a third party manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, management agreements generally provide for these costs to be charged to our properties subject to annual limitations, which costs will be borne by Crestline under the leases. We expect that the third party managers will incur Year 2000 costs in lieu of costs for their centralized systems related to system projects that otherwise would have been pursued and other centralized costs and, therefore, the overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. We believe that this deferral of certain system projects will not have a material impact on our future results of operations, although it may delay certain productivity enhancements at our properties. We and Crestline will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. We believe that, in the event of material Year 2000 non-compliance, we will have the right to seek recourse against the manager under our third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time, and only a portion of such recovery would accrue to us through increased lease rental payments from Crestline.

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

     Marriott International measures the completion of each phase based on documentation and quantified results weighted for System Criticality. As of September 10, 1999, the Awareness, Inventory, Assessment, and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation had been completed for over 90 percent of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is over 95 percent complete. For BIS, Testing is approximately 80 percent complete and Compliance Validation is in progress. Testing is over 95% complete for Building Systems and Compliance Validation is in progress. Implementation is approximately 85 percent complete and Quality Assurance is 80 percent complete for IT Applications. For BIS, Implementation is approximately 85 percent complete while Quality Assurance is in progress. Implementation is over 95 percent complete and Quality Assurance is in progress for Building Systems.

     Year 2000 compliance communications with Marriott International's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. Marriott International's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or Marriott International to achieve timely Year 2000 compliance for their products. Where Marriott International has not received satisfactory responses it is addressing the potential risks of failure through its contingency planning process.

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

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We have certain financial instruments that are sensitive to changes in interest rates. The interest recognized on the debt obligations is based on various LIBOR terms, which were 5.18% and 5.06%, respectively, at September 10, 1999 and 5.1% and 5% at December 31, 1998, respectively. The interest rates, fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in our annual report on Form 10-K except for the refinancing and termination discussed below.

     We repaid a $40 million variable rate mortgage with proceeds from the $300 million senior notes offering discussed in Note 8 to the financial statements during the first quarter of 1999. We terminated the associated swap agreement incurring a termination fee of approximately $1 million.

     In July 1999, we completed the refinancing of approximately $790 million of outstanding variable rate mortgage debt and terminated the related interest rate swap agreements. See Note 11 to the condensed consolidated financial statements. As a result of the refinancing we no longer have any interest rate swap agreements outstanding. As of September 10, 1999, our remaining variable debt consists of the credit facility and the mortgage debt on the Ritz-Carlton Amelia Island property which total $340 million, $50 million of which has been repaid subsequent to quarter end.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Incorporated by reference to the description of legal proceedings in the "Contingencies" footnote to the condensed consolidated financial statements set forth in Part I, "Financial Information."

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HOST MARRIOTT CORPORATION


October 19, 1999                             /s/ Donald D. Olinger
----------------                             ------------------------------
Date                                         Donald D. Olinger
                                             Senior Vice President and
                                             Corporate Controller
                                             (Chief Accounting Officer)