Form 10-Q/A
period 1999-03-26
HOST MARRIOTT CORP/
filed 2000-02-18
CIK 1070750

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                   FORM 10-Q/A



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 26, 1999               Commission File No. 001-14625


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-9000



        Maryland                                               53-0085950
--------------------------                                 ------------------
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

                                                            Yes   X     No
                                                                -----      -----

                                                              Shares outstanding
      Class                                                     at May 5, 1999
------------------                                              --------------
Common Stock, $.01 par value
par value per share                                               227, 963,051
Purchase share rights for Series A Junior Participating
Preferred Stock, $.01 par value

                                     INDEX
                                     -----


Page No.


Part I.           FINANCIAL INFORMATION (Unaudited):                   Page No.
                                                                       --------

                  Condensed Consolidated Balance Sheets -                  3
                    March 26, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations -        4
                    Twelve Weeks Ended March 26, 1999 and
                    March 27, 1998

                  Condensed Consolidated Statements of Cash Flows -        6
                    Twelve Weeks Ended March 26, 1999 and
                    March 27, 1998

                  Notes to Condensed Consolidated Financial Statements     7

                  Management's Discussion and Analysis of Results of       14
                    Operations and Financial Condition

                            HOST MARRIOTT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                              March 26,     December 31,
                                                                                               1999            1998
                                                                                            ----------      ------------
                                                                                             (unaudited)
                                          ASSETS
                                          ------
Property and equipment, net.............................................................        $ 7,173         $ 7,201
Notes and other receivables (including amounts due from
  affiliates of $133 million and $134 million, respectively)............................            202             203
Rent receivable.........................................................................             78              --
Due from managers.......................................................................             --              19
Investments in affiliates...............................................................             44              33
Other assets............................................................................            396             376
Cash and cash equivalents...............................................................            284             436
                                                                                                -------         -------
                                                                                                $ 8,177         $ 8,268
                                                                                                =======         =======



                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Debt
  Senior notes..........................................................................        $ 2,545         $ 2,246
  Mortgage debt.........................................................................          2,111           2,438
  Other.................................................................................            457             447
                                                                                                -------         -------
                                                                                                  5,113           5,131

Accounts payable and accrued expenses...................................................            162             204
Deferred income taxes...................................................................             97              97
Deferred rent...........................................................................            115              --
Other liabilities.......................................................................            439             460
                                                                                                -------         -------
      Total liabilities.................................................................          5,926           5,892
                                                                                                -------         -------

Minority interest.......................................................................            487             515
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
  subordinated debentures due 2026 ("Convertible Preferred Securities").................            550             550

Shareholders' equity
  Common stock, 750 million shares authorized; 227.6 million shares
     and 225.6 million shares issued and outstanding, respectively......................              2               2
Additional paid-in capital..............................................................          1,864           1,867
Accumulated other comprehensive loss....................................................             (5)             (4)
Retained deficit........................................................................           (647)           (554)
                                                                                                -------         -------
       Total shareholders' equity.......................................................        $ 1,214           1,311
                                                                                                -------         -------
                                                                                                $ 8,177         $ 8,268
                                                                                                =======         =======

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve weeks ended March 26, 1999 and March 27, 1998
                            (unaudited, in millions)

                                                              1999          1998
                                                              ----          ----
REVENUES
Rental income (Note 2, 3)...................................$  171       $   --
Hotel sales
  Rooms  ...................................................    --          509
  Food and beverage.........................................    --          222
  Other  ...................................................    --           56
Interest income.............................................     8           14
Net gains on property transactions..........................    12            1
Equity in earnings of affiliates............................     1            1
Other                                                           --            2
                                                            ------       ------
Total revenues..............................................   192          805
                                                            ------       ------

EXPENSES
    Depreciation............................................    66           53
    Property-level expenses.................................    58           62
    Hotel operating expenses
      Rooms.................................................    --          114
      Food and beverage.....................................    --          163
      Other department costs and deductions.................    --          189
      Management fees (including Marriott International
         management fees of $55 million in 1998)............    --           58
    Minority interest (benefit).............................    (8)          16
    Interest expense........................................    99           76
    Dividends on Convertible Preferred Securities...........     9            9
    Corporate expenses......................................     8           12
    Other expenses..........................................     4            5
                                                            ------       ------
                                                               236          757
                                                            ------       ------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES..............................................   (44)          48
Provision for income taxes..................................    --          (20)
                                                            ------       ------

INCOME (LOSS) FROM CONTINUING OPERATIONS....................   (44)          28
                                                            ------
Income from discontinued operations.........................    --            2
                                                            ------       ------

NET INCOME (LOSS)...........................................$  (44)      $   30
                                                            ======       ======



            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
              Twelve weeks ended March 26, 1999 and March 27, 1998
                                   (unaudited)


BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations..................................$    (.19)   $     .13
Discontinued operations (net of income taxes)..........       --          .01
                                                       ---------    ---------

BASIC EARNINGS (LOSS) PER COMMON SHARE:................$    (.19)   $     .14
                                                       =========    =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations..................................$    (.19)   $     .13
Discontinued operations (net of income taxes)..........       --          .01
                                                       ---------    ---------

DILUTED EARNINGS (LOSS) PER COMMON SHARE...............$    (.19)   $     .14
                                                       =========    =========


            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve Weeks Ended March 26, 1999 and March 27, 1998
                            (unaudited, in millions)

                                                                                             1999           1998
                                                                                          --------       -------
OPERATING ACTIVITIES
Income (loss) from continuing operations...............................................   $    (44)      $      28
Adjustments to reconcile to income from continuing operations:
   Depreciation and amortization.......................................................         68              54
   Income taxes........................................................................         (4)             18
   Gain on sale of hotel properties....................................................        (12)             (1)
Equity in earnings of affiliates.......................................................         (1)             (1)
Changes in operating accounts..........................................................          5             (20)
Other .................................................................................         (8)             19
                                                                                              -----      ---------
   Cash from continuing operations.....................................................          4              97
   Cash from discontinued operations...................................................         --               2
                                                                                          --------       ---------
   Cash from operations................................................................          4              99
                                                                                          --------       ---------

INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................         36               1
Acquisitions...........................................................................         (4)           (118)
Capital expenditures:
   Renewals and replacements...........................................................        (50)            (40)
   New development projects............................................................        (20)            (12)
   New investment capital expenditures.................................................         (6)             (9)
Purchases of short-term marketable securities..........................................         --             (53)
Sales of short-term marketable securities..............................................         --             246
Note receivable collections............................................................          2              --
Affiliate collections, net.............................................................         --              14
Other .................................................................................         --              (6)
                                                                                             -----       ---------
   Cash (used in) from investing activities from continuing operations.................        (42)             23
   Cash used in investing activities from discontinued operations......................         --             (28)
                                                                                          --------       ---------
   Cash used in investing activities...................................................        (42)             (5)
                                                                                          --------       ---------

FINANCING ACTIVITIES
Issuances of debt, net.................................................................        299               1
Repurchase of common stock.............................................................         (4)             --
Dividends..............................................................................        (69)             --
Scheduled principal repayments.........................................................        (12)             (6)
Debt prepayments ......................................................................       (323)             (1)
Other .................................................................................         (5)            (16)
                                                                                              -----      ----------
   Cash used in financing activities from continuing operations........................       (114)            (22)
   Cash used in financing activities from discontinued operations......................         --             (27)
                                                                                          --------       ----------
   Cash used in financing activities...................................................       (114)            (49)
                                                                                          --------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................   $   (152)      $      45
                                                                                          ========       =========

Non-cash financing activities:
   Assumption of mortgage debt for the acquisition of, or purchase of
      controlling interests in, certain hotel properties...............................   $     --       $     164
                                                                                          ========       =========

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 26, 1999 and December 31, 1998, and the results of operations and cash flows for the twelve weeks ended

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Uaudited)


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

      The staff of the Securities & Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition" (SAB 101) in December 1999. SAB 101 discusses factors to consider in determining when contingent revenue should be recognized during interim periods. The Company has adopted SAB 101 effective January 1, 1999 and has therefore amended its previously filed Form 10-Q to reflect this change in accounting principle. As a result of the adoption of SAB 101, $115 million of contingent rent previously recognized as revenue during the twelve weeks ended March 26, 1999 has been deferred and recognized in subsequent periods of fiscal year 1999. As of December 31, 1999 all of the thresholds were reached and all contingent rent was recognized. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per share. SAB 101 had no effect on prior year periods as the hotel leases were not in effect prior to the REIT Conversion.

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

                           HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                            Twelve Weeks Ended
                                                          ----------------------
                                                          March 26,    March 27,
                                                            1999        1998
                                                          ---------    ---------
                                                               (in millions)
      Hotel Sales
           Rooms..........................................  $   600     $   509
           Food and beverage..............................      268         222
           Other..........................................       63          56
                                                            -------     -------
                Total sales...............................  $   931     $   787
                                                            =======     =======

4.    Earnings Per Share


      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. No effect is shown for securities if they are anti-dilutive.


      A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                                               Twelve Weeks Ended
                                                                                             ----------------------
                                                                                             March 26,    March 27,
                                                                                               1999         1998
                                                                                             ---------    ---------
                                                                                                  (in millions)
      Weighted average number of common shares outstanding..............................        226.9       215.7
      Assuming distribution of common shares granted under the comprehensive stock
          plan, less shares assumed purchased at average market price...................           --         4.4
      Assuming distribution of common shares issuable for warrants, less shares
          assumed purchased at average market price.....................................           --         0.3
      Assuming conversion of minority operating partnership units
          outstanding or issuable.......................................................         64.6          --
      Assuming conversion of Convertible Preferred Securities...........................           --          --
                                                                                                -----       -----
          Shares utilized for the calculation of diluted earnings per share.............        291.5       220.4
                                                                                                =====       =====

      A reconciliation of net income to earnings used for the calculation of diluted earnings per common share follows:

                                                                                               Twelve Weeks Ended
                                                                                             ----------------------
                                                                                             March 26,    March 27,
                                                                                               1999        1998
                                                                                             --------    ----------
                                                                                                  (in millions)
      Net income........................................................................     $    (44)   $     30
      Dividends on Convertible Preferred Securities.....................................           --          --
      Minority interest expense, assuming conversion of OP units........................          (12)         --
                                                                                             --------    --------
      Earnings used for the calculation of diluted earnings per share...................     $    (56)   $     30
                                                                                             ========    ========

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Uaudited)


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


      On December 18, 1998, in conjunction with the REIT Conversion, the Company declared a special dividend which entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .097 of a share of common stock of the Company for each outstanding share of the Company's common stock owned by such shareholder on the record date (the "Special Dividend"). Cash totaling $73 million and 11.5 million shares of common stock that were elected in the Special Dividend were paid and/or issued on February 10, 1999. The 1998 earnings per share has been restated to reflect the impact of the stock portion of the Special Dividend.

6.    Disposition

      In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for $35 million and recorded a pre-tax gain of $11 million.

7.    Debt Issuances

      In February 1999, the Company issued $300 million of 83/8% Series D Senior notes due in 2006. The senior notes were used to refinance, or purchase, debt which had been acquired through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in December 1998.

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

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                                                          Twelve Weeks Ended March 26, 1999
                                                     Hotels      Corporate & Other  Consolidated
      Revenues.....................................  $   189           $    3              $   192
      Income (loss) from continuing operations
        before income taxes........................      (27)             (17)                 (44)
                                                          Twelve Weeks Ended March 27, 1998
                                                     Hotels      Corporate & Other   Consolidated
      Revenues...................................    $   801           $    4             $    805
      Income (loss) from continuing operations
        before income taxes......................         71              (23)                  48

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



     As of March 26, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                                                                        Twelve Weeks Ended

                                                                      March 26,    March 27,
                                                                        1999         1998
                                                                     -----------  -----------
      United States...........................................       $       189  $       779
      International...........................................                 3           26
                                                                     -----------  -----------
          Total...............................................       $       192  $       805
                                                                     ===========  ===========


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

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

11.  Summarized Lease Pool Financial Statements

     As discussed in Note 2, as of March 26, 1999, almost all the properties of the Company and its subsidiaries were leased to Crestline Capital Corporation and managed by Marriott International, Inc. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the twelve weeks ended March 26, 1999 and summarized balance sheet data of the lease pools in which the Company's hotels are organized are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 129       $ 137      $ 127       $ 128      $ 521
           Food and beverage.........................        59          61         61          72        253
           Other.....................................        14          13         19          15         61
                                                          -----       -----      -----       -----      -----
                Total hotel sales....................       202         211        207         215        835
      Operating Costs and Expenses
           Rooms.....................................        31          32         29          27        119
           Food and beverage.........................        46          47         44          48        185
           Other.....................................        53          52         50          48        203
           Management fees...........................         9          14         11          16         50
           Lease expense.............................        61          64         70          74        269
                                                          -----       -----      -----       -----      -----
                Total operating expenses.............       200         209        204         213        826
                                                          -----       -----      -----       -----      -----
      Operating Profit...............................         2           2          3           2          9
      Corporate and Interest Expenses................        (1)         --         (1)         (1)        (3)
                                                          ------      -----      ------      ------     ------
            Income before taxes......................         1           2          2           1          6
            Income taxes.............................        --          (1)        (1)         (1)        (3)
                                                          -----       ------     -----       -----      ------
                Net Income...........................     $   1       $   1      $   1       $  --      $   3
                                                          =====       =====      =====       =====      ======

                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................    $ 47        $ 37       $  46       $  47       $  177
      Liabilities....................................    $ 46        $  36      $  45       $  46       $  173
      Equity.........................................    $   1       $   1      $   1       $   1       $    4

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

     Results of Operations
     ---------------------

     Revenues. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases. Also, as discussed in Note 2, the Company retroactively adopted SAB 101 as of the beginning of its fiscal year, and restated its results of operations for the first three quarters of 1999 to defer recognition of rental income which is contingent upon annual thresholds until such period as those thresholds are met. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per share. Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International, which resulted in the inclusion of only two months of results in the 1999 first quarter versus three months in 1998 for the 24 of such hotels (8,524 rooms) the Company owned as of the beginning of 1998. The change in reporting period was required as part of the REIT Conversion. Results in the first quarter of 1999 were driven by the addition of 36 properties in 1998. The increase in hotel sales reflects the growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 4.4% to $120.37 for the first quarter of 1999. On a comparable basis, average room rates increased approximately 3%, while average occupancy increased one percentage point.


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

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Minority Interest. Minority interest expense increased $24 million to an $8 million benefit for the first quarter of 1999, primarily reflecting the impact of the issuance of operating partnership units for the acquisition of certain hotel properties and the implementation of SAB 101 partially offset by the consolidation of partnerships which occurred as part of the REIT Conversion.


     Interest Expense. Interest expense increased 30% to $99 million in the first quarter of 1999, primarily due to the issuance of senior notes, establishment of a new credit facility and additional mortgage debt on properties acquired in connection with the REIT Conversion.

     Dividends on Convertible Preferred Securities. The dividends on Convertible Preferred Securities reflect the accrual for the first twelve weeks of fiscal year 1999 and 1998 on the $550 million in 63/4% Convertible Preferred Securities.

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


     Net Income (Loss). Our net loss for the first quarter of 1999 was $44 million compared to net income of $30 million for the first quarter of 1998.


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

     The following is a reconciliation of EBITDA to the Company's income from continuing operations (in millions):

                                                                  Twelve Weeks Ended
                                                                -----------------------
                                                                 March 26,    March 27,
                                                                   1999         1998
                                                                -----------------------
      EBITDA................................................  $     226   $     203
      Effect of SAB 101.....................................       (115)         --
      Interest expense......................................        (99)        (76)
      Dividends on Convertible Preferred Securities.........         (9)         (9)
      Depreciation and amortization.........................        (68)        (54)
      Minority interest expense.............................          8         (16)
      Income taxes..........................................         --         (20)
      Other non-cash charges, net...........................         13          --
                                                              ---------   ---------
        Income (loss) from continuing operations............  $     (44)  $      28
                                                              =========   =========

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.4 times for the 1999 first quarter, 2.8 times for the 1998 first quarter and 2.5 times for full year 1998. The deficiency of earnings to fixed charges was $50 million for the first quarter of 1999 and the ratio of earnings to fixed charges was 1.7 to 1.0 for the first quarter of 1998.

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

                                                            Twelve Weeks Ended
                                                          ----------------------
                                                          March 26,    March 27,
                                                            1999        1998
                                                          ----------------------
      Income (loss) from continuing operations......... $     (44)  $      28
      Effect of SAB 101................................       115          --
      Depreciation and amortization....................        68          54
      Other real estate activities.....................       (11)         (1)
      Partnership adjustments..........................       (11)         (6)
      Deferred taxes...................................         -          10
                                                        ---------   ---------
         Funds From Operations......................... $     117   $      85
                                                        =========   =========

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

     Cash used in investing activities from continuing operations was $42 million for the first quarter of 1999 and cash from investing activities from continuing operations was $23 million for the first quarter of 1998. Cash used in investing activities for the first quarter of 1999 includes capital expenditures of $76

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     million, mostly related to renewals and replacements on existing properties. In addition, the Company generated $36 million of cash from the net sale of assets, primarily the Minneapolis/Bloomington property. There was no cash from (used in) investing activities for discontinued operations for the first quarter of 1999; however, cash used in investing activities of discontinued operations totaled $28 million for the first quarter of 1998.

     Cash used in financing activities from continuing operations was $114 million for the first quarter of 1999 and $22 million for the first quarter of 1998. Cash used in financing activities for the first quarter of 1999 includes $323 million in prepayment of debt, offset by $299 million in debt issuances. Both financing activities were related to the Company's February 1999 issuance of $300 million of 83/8% Series D Senior notes due in 2006. The Series D Senior notes were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in December 1998. There was no cash from (used in) financing activities from discontinued operations in the first quarter of 1999; however, cash used in financing activities of discontinued operations totaled $27 million in the first quarter of 1998.


     Cash used in financing activities for the first quarter of 1999 also includes a dividend distribution related to the REIT Conversion of $73 million.

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

     The Company also completed a 210-room extension of the Philadelphia Marriott Convention Center in April 1999 at a cost of approximately $43 million, including debt of $9 million.

     Year 2000 Issue
     ---------------

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

     Risks.There can be no assurances that Year 2000 remediation by us or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on us, our business and our financial condition. We cannot predict the actual effects to us of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Moreover, we are reliant upon Crestline to interface with third parties in addressing the Year 2000 issue at the hotels leased by Crestline. We are also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and our dependence on third parties, including Crestline following the REIT Conversion, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on us. Our Year 2000 compliance program, and Crestline's adoption thereof are expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      HOST MARRIOTT CORPORATION



February 16, 2000                                     /s/ Donald D. Olinger
------------------                                    ---------------------
Date                                                  Donald D. Olinger
                                                      Senior Vice President and
                                                      Corporate Controller
                                                      (Chief Accounting Officer)