Form 10-Q/A
period 1999-06-18
HOST MARRIOTT CORP/
filed 2000-02-18
CIK 1070750

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

                                                             Yes   X     No
                                                                  ---        ---

                                                              Shares outstanding
      Class                                                     at July 27, 1999
------------------                                              ----------------
Common Stock, $0.01 par value
per share                                                            228,103,166
Purchase share rights for Series A Junior Participating
Preferred Stock, $0.01 par value

                                     INDEX
                                     -----



Part I.           FINANCIAL INFORMATION (Unaudited):                    Page No.
                                                                        --------

                  Condensed Consolidated Balance Sheets -                      3
                    June 18, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations -            4
                    Twelve Weeks and Twenty-four Weeks Ended
                    June 18, 1999 and June 19, 1998

                  Condensed Consolidated Statements of Cash Flows -            8
                    Twenty-four Weeks Ended
                    June 18, 1999 and June 19, 1998

                  Notes to Condensed Consolidated Financial Statements         9

                  Management's Discussion and Analysis of Results of          18
                    Operations and Financial Condition

                            HOST MARRIOTT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                             June 18,       December 31,
                                                                                               1999            1998
                                                                                            ----------      ------------
                                                                                            (unaudited)
                                          ASSETS

Property and equipment, net.............................................................        $ 7,214         $ 7,201
Notes and other receivables (including amounts due from
  affiliates of $131 million and $134 million, respectively)............................            219             203
Rent receivable.........................................................................             86              --
Due from managers.......................................................................             --              19
Investments in affiliates...............................................................             45              33
Other assets............................................................................            420             376
Cash and cash equivalents...............................................................            310             436
                                                                                                -------         -------
                                                                                                $ 8,294         $ 8,268
                                                                                                =======         =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY

Debt
  Senior notes..........................................................................        $ 2,546         $ 2,246
  Mortgage debt.........................................................................          2,230           2,438
  Other.................................................................................            456             447
                                                                                                -------         -------
                                                                                                  5,232           5,131
Accounts payable and accrued expenses...................................................            150             204
Deferred income taxes...................................................................             96              97
Deferred rent...........................................................................            253              --
Other liabilities.......................................................................            417             460
                                                                                                -------         -------
      Total liabilities.................................................................          6,148           5,892
                                                                                                -------         -------

Minority interest.......................................................................            456             515
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
  subordinated debentures due 2026 ("Convertible Preferred Securities").................            550             550

Shareholders' equity
  Common stock, 750 million shares authorized; 228.1 million shares
     and 225.6 million shares issued and outstanding, respectively......................              2               2
Additional paid-in capital..............................................................          1,866           1,867
Accumulated other comprehensive loss....................................................             (3)             (4)
Retained deficit........................................................................           (725)           (554)
                                                                                                -------         -------
       Total shareholders' equity.......................................................          1,140           1,311
                                                                                                -------         -------
                                                                                                $ 8,294         $ 8,268
                                                                                                =======         =======

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve weeks ended June 18, 1999 and June 19, 1998
                            (unaudited, in millions)

                                                                1999       1998
                                                               ------     ------
REVENUES
Rental income (Note 2, 3)...............................       $  187    $   --
Hotel sales
  Rooms  ...............................................           --       511
  Food and beverage.....................................           --       222
  Other  ...............................................           --        54
Interest income.........................................            8        10
Net gains on property transactions......................            4        51
Equity (loss) in earnings of affiliates.................            1        (2)
Other                                                               3         3
                                                               ------    ------
   Total revenues.......................................          203       849
                                                               ------    ------

EXPENSES
    Depreciation........................................           67        60
    Property-level expenses.............................           62        60
    Hotel operating expenses
      Rooms.............................................           --       113
      Food and beverage.................................           --       158
      Other department costs and deductions.............           --       185
      Management fees (including Marriott International
         management fees of $47 million in 1998)........           --        50
    Minority interest (benefit).........................           (5)       14
    Interest expense....................................          101        76
    Dividends on Convertible Preferred Securities.......            8         8
    Corporate expenses..................................            8         9
    REIT conversion expenses............................           --         6
    Other expenses......................................            6         5
                                                               ------    ------
                                                                  247       744
                                                               ------    ------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES..........................................          (44)      105
Provision for income taxes..............................           --       (43)
                                                               ------    ------

INCOME (LOSS) FROM CONTINUING OPERATIONS................          (44)       62
INCOME FROM DISCONTINUED OPERATIONS, net of taxes.......           --         4
                                                               ------    ------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................          (44)       66
Extraordinary item--gain on forgiveness of debt.........           13        --
                                                                ------    ------

NET INCOME (LOSS) ......................................       $  (31)   $   66
                                                               ======    ======






            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
               Twelve weeks ended June 18, 1999 and June 19, 1998
                                   (unaudited)


BASIC EARNINGS (LOSS) PER COMMON SHARE:................... $  (0.19)   $   0.29
Discontinued operations (net of income taxes).............       --        0.02
Extraordinary item--gain on forgiveness of debt...........     0.05          --
                                                           ---------   ---------

BASIC EARNINGS (LOSS) PER COMMON SHARE:................... $  (0.14)   $   0.31
                                                           =========   =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:................. $  (0.19)   $   0.26
Discontinued operations (net of income taxes).............       --        0.02
Extraordinary item--gain on forgiveness of debt...........     0.05          --
                                                           ---------   ---------

DILUTED EARNINGS (LOSS) PER COMMON SHARE.................. $  (0.14)   $   0.28
                                                           =========   =========

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four weeks ended June 18, 1999 and June 19, 1998
                            (unaudited, in millions)

                                                            1999         1998
                                                          --------     --------
REVENUES
Rental income (Note 2, 3)...............................  $    358     $     --
Hotel sales
  Rooms  ...............................................        --        1,020
  Food and beverage.....................................        --          444
  Other  ...............................................        --          110
Interest income.........................................        16           24
Net gains on property transactions......................        16           52
Equity (loss) in earnings of affiliates.................         2           (1)
Other                                                            3            5
                                                          --------     --------
   Total revenues.......................................       395        1,654
                                                          --------     --------

EXPENSES
    Depreciation........................................       133          113
    Property-level expenses.............................       120          122
    Hotel operating expenses
      Rooms.............................................        --          227
      Food and beverage.................................        --          321
      Other department costs and deductions.............        --          374
      Management fees (including Marriott International
         management fees of $102 million in 1998).......        --          108
    Minority interest (benefit).........................       (13)          30
    Interest expense....................................       200          152
    Dividends on Convertible Preferred Securities.......        17           17
    Corporate expenses..................................        16           21
    REIT conversion expenses............................        --            6
    Other expenses......................................        10           10
                                                          --------     --------
                                                               483        1,501
                                                          --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES..........................................       (88)         153
Provision for income taxes..............................        --          (63)
                                                          --------      -------

INCOME (LOSS) FROM CONTINUING OPERATIONS................       (88)          90
INCOME FROM DISCONTINUED OPERATIONS, net of taxes.......        --            6
                                                          --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.................       (88)          96
Extraordinary item--gain on forgiveness of debt.........        13           --
                                                           --------     --------

NET INCOME (LOSS) ......................................  $    (75)    $     96
                                                          ========     ========

           See NOtes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.) Twenty-four Weeks Ended June 18, 1999 and June 19, 1998
                                   (unaudited)


BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing Operations ...............................   $   (0.38)   $   0.42
Discontinued operations (net of income taxes)........         --         0.03
Extraordinary item--gain on forgiveness of debt......        0.05          --
                                                        ---------    --------

BASIC EARNINGS (LOSS) PER COMMON SHARE:..............   $   (0.33)   $   0.45
                                                        =========    ========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
continuing operations................................   $   (0.38)   $   0.39
Discontinued operations (net of income taxes)........          --        0.02
Extraordinary item--gain on forgiveness of debt......        0.05          --
                                                        ---------    --------

DILUTED EARNINGS (LOSS) PER COMMON SHARE.............   $   (0.33)   $   0.41
                                                        =========    ========


            See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-four Weeks Ended June 18, 1999 and June 19, 1998
                           (unaudited, in millions)

                                                                                                  1999            1998
                                                                                                --------        --------
OPERATING ACTIVITIES
Income (Loss) from continuing operations................................................        $   (88)        $    90
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization.......................................................            135             114
    Income taxes........................................................................             --              45
    Gain on sale of hotel properties....................................................            (16)            (51)
Equity in earnings of affiliates........................................................             (2)              1
Changes in operating accounts...........................................................            104             (23)
Other                                                                                               (35)             27
                                                                                                -------         -------
    Cash from continuing operations.....................................................             98             203
    Cash from discontinued operations...................................................             --               3
                                                                                                -------         -------
    Cash from operations................................................................             98             206
                                                                                                -------         -------
INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................             35             209
Acquisitions............................................................................             (4)           (358)
Capital expenditures:
    Renewals and replacements...........................................................            (86)            (77)
    Development projects................................................................            (75)            (18)
    Other investment....................................................................            (16)            (14)
Purchases of short-term marketable securities...........................................             --             (97)
Sales of short-term marketable securities...............................................             --             405
Note receivable advances net of collections.............................................            (17)              4
Affiliate collections, net..............................................................             --              14
Other                                                                                                --             (25)
                                                                                                -------         -------
    Cash (used in) from investing activities from continuing operations.................           (163)             43
    Cash used in investing activities from discontinued operations......................             --              (2)
                                                                                                -------         -------
    Cash (used in) from investing activities............................................           (163)             41
                                                                                                -------         -------
FINANCING ACTIVITIES
Issuances of debt, net..................................................................            413               5
Repurchase of common stock..............................................................             (3)             --
Dividends...............................................................................           (117)             --
Scheduled principal repayments..........................................................            (23)            (18)
Debt prepayments.......................................................................            (323)            (49)
Other                                                                                                (8)            (31)
                                                                                                -------         -------
    Cash used in financing activities from continuing operations........................            (61)            (93)
    Cash used in financing activities from discontinued operations......................             --            (150)
                                                                                                -------         -------
    Cash used in financing activities...................................................            (61)           (243)
                                                                                                -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................        $  (126)        $     4
                                                                                                =======         =======

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of, or purchase of controlling interests in, certain hotel properties................................
                                                                                                $    --         $   164
                                                                                                =======         =======

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 18, 1999 and December 31, 1998, and the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     19, 1998 and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel sales varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

     The staff of the Securities & Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition" (SAB 101) in December 1999. SAB 101 discusses factors to consider in determining when contingent revenue should be recognized during interim periods. The Company has adopted SAB 101 effective January 1, 1999 and has therefore amended its previously filed Form 10-Q to reflect this change in accounting principle. As a result of the adoption of SAB 101, $138 million and $253 million of contingent rent previously recognized as revenue during the twelve weeks and twenty-four weeks ended June 18, 1999 has been deferred and recognized in subsequent periods of fiscal year 1999. As of December 31, 1999 all of the thresholds were reached and all contingent rent was recognized. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per share. SAB 101 had no effect on prior year periods as the hotel leases were not in effect prior to the REIT Conversion

3.   Rental Revenue

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



                                                                 Twelve Weeks Ended      Twenty-four Weeks Ended
                                                              ------------------------  -------------------------
                                                                June 18,     June 19,     June 18,     June 19,
                                                                  1999         1998         1999         1998
                                                                --------     --------     --------     --------
                                                                    (in millions)             (in millions)
      Hotel Sales
           Rooms...............................................   $   672      $   511      $ 1,272      $ 1,020
           Food and beverage...................................       310          222          578          444
           Other...............................................        72           54          135          110
                                                                       --           --      -------      -------
                Total sales....................................   $ 1,054      $   787      $ 1,985      $ 1,574
                                                                  =======      =======      =======      =======

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


      A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows.

                                                                                         Twelve Weeks           Twenty-four Weeks
                                                                                             Ended                    Ended
                                                                                       -----------------        -----------------
                                                                                       June 18,  June 19,       June 18,  June 19,
                                                                                         1999      1998           1999      1998
                                                                                       -------  --------        -------  --------
                                                                                         (in millions)            (in millions)
      Weighted average number of common shares outstanding..........................    227.9     216.1        227.4     215.9
      Assuming distribution of common shares granted under the
        comprehensive stock plan, less shares assumed purchased at
        average market price........................................................       --       4.2           --       4.3
      Assuming distribution of common shares issuable for warrants,
        less shares assumed purchased at average market price.......................       --       0.1           --       0.1
      Assuming conversion of minority operating partnership units
        outstanding.................................................................     64.6        --         64.6        --
      Assuming conversion of minority operating partnership units
        issuable....................................................................       --        --           --        --
      Assuming conversion of Convertible Preferred Securities.......................       --      35.8           --      35.8
                                                                                        -----     -----        -----    ------
        Shares utilized for the calculation of diluted earnings per share...........    292.5     256.2       292.0      256.1
                                                                                        =====     =====       ======     =====

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      A reconciliation of net income to earnings used for the calculation of diluted earnings per common share follows:



                                                                                           Twelve Weeks        Twenty-four Weeks
                                                                                               Ended                Ended
                                                                                        ------------------    ------------------
                                                                                        June 18,  June 19,    June 18,  June 19,
                                                                                         1999       1998       1999      1998
                                                                                        -------    -------    -------   ------
                                                                                           (in millions)         (in millions)
      Net income (loss).............................................................     $  (31)    $   66     $  (75)   $   96
      Dividends on Convertible Preferred Securities, net of taxes...................         --          5         --        10
      Minority interest expense, assuming conversion of OP units....................        (12)        --        (24)       --
                                                                                            ---      -----     ------    ------
      Earnings (loss)used for the calculation of diluted earnings per share.........     $  (43)   $    71     $  (99)   $  106
                                                                                         ======    =======     ======    ======

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

     The 1998 earnings per share has been restated to reflect the impact of the stock portion of a special dividend totaling 11.5 million shares of common stock issued in February 1999 as a result of the REIT Conversion.

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):



                                                                      Twelve Weeks Ended June 18, 1999
                                                                      --------------------------------
                                                             Hotels       Corporate & Other       Consolidated
                                                             ------       -----------------       ------------
      Revenues.......................................        $  197              $    6               $  203
      Income (loss) from continuing operations
        before income taxes..........................           (28)                (16)                 (44)

                                                                      Twelve Weeks Ended June 19, 1998
                                                                      --------------------------------
                                                             Hotels       Corporate & Other       Consolidated
                                                             ------       -----------------       ------------
      Revenues.......................................        $  797              $   52               $  849

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      Income from continuing operations before
        income taxes.................................            82                  23                  105

                                                                   Twenty-four Weeks Ended June 18, 1999
                                                                   -------------------------------------
                                                               Hotels     Corporate & Other       Consolidated
                                                             ------       -----------------       ------------
      Revenues.......................................        $  386              $    9               $  395
      Income (loss) from continuing operations
        before income taxes..........................           (55)                (33)                 (88)

                                                                   Twenty-four Weeks Ended June 19, 1998
                                                                   -------------------------------------
                                                             Hotels       Corporate & Other       Consolidated
                                                             ------       -----------------       ------------
      Revenues.......................................        $1,598              $   56               $1,654
      Income from continuing operations before
        income taxes.................................           153                  --                  153

     As of June 18, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions)

                                                             Twelve Weeks Ended            Twenty-four Weeks Ended
                                                          ------------------------        ------------------------
                                                          June 18,        June 19,        June 18,        June 19,
                                                            1999            1998            1999            1998
                                                          --------        --------        --------        --------
      United States..................................      $  199          $  825          $  389          $1,604
      International..................................           4              24               6              50
                                                           ------          -------         ------          ------
          Total......................................      $  203          $  849          $  395          $1,654
                                                           ======          ======          ======          ======

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                    Twelve Weeks Ended June 18, 1999
                                                                    --------------------------------
                                                         Pool 1      Pool 2      Pool 3      Pool 4      Combined
                                                         ------      ------      ------      ------      --------
      Hotel Sales
           Rooms.....................................    $  144      $  157      $  141      $  145      $    587
           Food and beverage.........................        68          76          67          81           292
           Other.....................................        16          16          19          19            70
                                                         ------      ------      ------      ------      --------
                Total hotel sales....................       228         249         227         245           949
      Operating Costs and Expenses
           Rooms.....................................        33          36          34          31           134
           Food and beverage.........................        51          55          47          56           209
           Other.....................................        57          55          57          55           224
           Management fees...........................        11          16          10          17            54
           Lease expense.............................        72          83          76          83           314
                                                         ------      ------      ------      ------      --------
                Total operating expenses.............       224         245         224         242           935
                                                         ------      ------      ------      ------      --------
      Operating Profit...............................         4           4           3           3            14
      Corporate and Interest Expenses................        --          (1)         --          --            (1)
                                                         ------      ------      ------      ------      --------
            Income before taxes......................         4           3           3           3            13
            Income taxes.............................        (2)         (1)         (1)         --            (4)
                                                         ------      ------      ------      ------      --------
                Net Income...........................    $    2      $    2      $    2      $    3      $      9
                                                         ======      ======      ======      ======      ========

                                                                 Twenty-four Weeks Ended June 18, 1999
                                                                 -------------------------------------
                                                         Pool 1      Pool 2      Pool 3      Pool 4      Combined
                                                         ------      ------      ------      ------      --------
      Hotel Sales
           Rooms.....................................    $  273      $  294      $  268      $  273      $  1,108

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Food and beverage.........................       127         137         128         153           545
           Other.....................................        30          29          38          34           131
                                                         ------      ------      ------      ------      --------
                Total hotel sales....................       430         460         434         460         1,784
      Operating Costs and Expenses
           Rooms.....................................        64          68          63          58           253
           Food and beverage.........................        97         102          91         104           394
           Other.....................................       110         107         107         103           427
           Management fees...........................        20          30          21          33           104
           Lease expense.............................       133         147         146         157           583
                                                         ------      ------      ------      ------      --------
                Total operating expenses.............       424         454         428         455         1,761
                                                         ------      ------      ------      ------      --------
      Operating Profit...............................         6           6           6           5            23
      Corporate and Interest Expenses................        (1)         (1)         (1)         (1)           (4)
                                                         ------      ------      ------      ------      --------
            Income before taxes......................         5           5           5           4            19
            Income taxes.............................        (2)         (2)         (2)         (1)           (7)
                                                         ------      ------      ------      ------      --------
                Net Income...........................    $    3      $    3      $    3      $    3      $     12
                                                         ======      ======      ======      =======     ========

                                                                          As of June 18, 1999
                                                                          -------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................    $   49     $   43      $   46     $   46      $    184
      Liabilities....................................        46         40          43         43           172
      Equity.........................................         3          3           3          3            12

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

Results of Operations
---------------------

Revenues. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases. Also, as discussed in Note 2, the Company retroactively adopted SAB 101 as of the beginning of its fiscal year, and restated its results of operations for the first three quarters of 1999 to defer recognition of rental income which is contingent upon annual thresholds until such period as those thresholds are met. SAB 101 has no impact on the Company's annual revenue recognition, net income or earning per share. Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for our hotels not managed by Marriott International, which resulted in the 1998 year-to-date historical results adjusted to exclude December 1997 and include May 1998 and the 1998 second quarter adjusted to reflect March through May 1998. The 1999 results reflect comparable periods. The change in reporting was required as part of the REIT conversion.

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

                           HOST MARRIOTT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain property-level costs including management fees and we receive a rent payment, which is net of those costs. Property-level costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $129 million for the second quarter 1999 versus second quarter 1998 and increased $18 million or 8% to $253 million year-to-date, primarily reflecting the depreciation from 36 properties acquired during 1998.

Minority Interest. Minority interest expense increased $19 million to a $5 million benefit for the second quarter of 1999 and increased $43 million to a $13 million benefit year-to-date, primarily reflecting the impact of the issuance of operating partnership units for the acquisition of certain hotel properties, and the implementation of SAB 101 partially offset by the consolidation of partnerships which occurred as part of the REIT conversion.

Interest Expense. Interest expense increased 33% to $101 million in the second quarter of 1999 and increased 32% to $200 million year-to-date, primarily due to the issuance of senior notes, establishment of a new credit facility and additional mortgage debt on properties acquired in 1998.

Dividends on Convertible Preferred Securities. The dividends on Convertible Preferred Securities reflect the dividends accrued during the first half of fiscal year 1999 and 1998 on the $550 million in 63/4% Convertible Preferred Securities.

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

Net Income. Our net loss was $31 million for the second quarter of 1999 compared to net income of $66 million in 1998. For year-to-date 1999 our net loss was $75 million compared to net income of $96 million in 1998.

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

Management believes that FFO is a meaningful disclosure that will help the investment community to better understand our financial performance, including enabling shareholders and analysts to more easily compare our performance to other Real Estate Investment Trusts. FFO increased $37 million, or 32%, to $152 million in the second quarter of 1999 over the second quarter of 1998. However, FFO as presented may not be comparable to amounts calculated by other companies. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expenses). The following is a reconciliation of income from continuing operations to FFO (in millions):

                                                            Twelve Weeks Ended          Twenty-four Weeks Ended
                                                          ----------------------        -----------------------
                                                          June 18,      June 19,        June 18,       June 19,
                                                            1999          1998           1999            1998
                                                          --------      --------        -------        --------
Income (loss) from continuing operations..............     $   (44)      $    62        $   (88)       $    90
Effect of SAB 101.....................................         138            --            253             --
Depreciation and amortization.........................          67            62            135            114
Other real estate activities..........................          (5)          (51)           (16)           (52)
Partnership adjustments...............................          (4)           (2)           (15)            (7)
REIT conversion expenses..............................          --             6             --              6
Deferred taxes........................................          --            29             --             39
Discontinued operations...............................          --             9             --             16
                                                           -------       -------        -------        -------
   Funds From Operations..............................     $   152       $   115        $   269        $   206
                                                           =======       =======        =======        =======

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

The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                                                            Twelve Weeks Ended          Twenty-four Weeks Ended
                                                          ----------------------        -----------------------
                                                          June 18,      June 19,        June 18,       June 19,
                                                            1999          1998            1999           1998
                                                          --------      --------        --------       --------
EBITDA................................................     $   255       $   208        $   481        $   411
Effect of SAB 101.....................................        (138)           --           (253)            --
Interest expense......................................        (101)          (76)          (200)          (152)
Dividends on Convertible Preferred Securities.........          (8)           (8)           (17)           (17)
Depreciation and amortization.........................         (67)          (62)          (135)          (114)
Minority interest expense.............................           5           (14)            13            (30)
Income taxes..........................................          --           (43)            --            (63)
Other non-cash charges, net...........................          10            57             23             55
                                                           -------       -------        -------        -------
  Income (loss) from continuing operations............     $   (44)      $    62        $   (88)       $    90
                                                           =======       =======        =======        =======

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

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.7 times for the 1999 second quarter, 3.0 times for the 1998 second quarter and
2.5 times for full year 1998. The deficiency of earnings to fixed charges was $100 million for the second quarter of 1999 and the ratio of earnings to fixed charges was 2.0 to 1.0 for the second quarter of 1998.

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

Cash used in financing activities from continuing operations was $61 million through the second quarter of 1999 and $93 million through the second quarter of 1998. Cash used in financing activities includes $323 million in prepayment of debt, offset by $413 million in debt issuances for 1999. Both financing activities were related to our February 1999 issuance of $300 million of 83/8% Series D Senior notes due in 2006 and the refinancing of the New York Marriott Marquis.

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

Cash used in financing activities also reflects $73 million in dividend payments for a special dividend declared in December 1998 and paid in February 1999. In addition, on March 15, 1999 and June 15, 1999, the Board of Directors declared regular cash dividends of $0.21 per share of common stock. The first quarter dividend was paid on April 14, 1999. The second quarter dividend was paid on July 14, 1999 to shareholders and is not reflected in the cash flow statement.

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






                                                      HOST MARRIOTT CORPORATION


February 16, 2000                                     /s/ Donald D. Olinger
-----------------------                               --------------------------
Date                                                  Donald D. Olinger
                                                      Senior Vice President and
                                                      Corporate Controller
                                                      (Chief Accounting Officer)