Form 10-Q/A
period 1999-09-10
HOST MARRIOTT CORP/
filed 2000-02-18
CIK 1070750

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


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-9000


        Maryland                                               53-0085950
------------------------                                   ------------------
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
                                                            Yes   X     No
                                                                -----      -----

                                                              Shares outstanding
         Class                                               at October 19, 1999
------------------------                                     -------------------
Common Stock, $0.01 par value per share                              229,012,438
Purchase share rights for Series A Junior Participating
Preferred Stock, $0.01 par value                                              --
Class A Cumulative Redeemable Preferred Stock                          4,160,000

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
           Operations and Financial Condition

                            HOST MARRIOTT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                            September 10,   December 31,
                                                                                                1999            1998
                                                                                            -------------   ------------
                                                                                             (unaudited)
                                          ASSETS
                                          ------
Property and equipment, net.............................................................        $ 7,221         $ 7,201
Notes and other receivables (including amounts due from
  affiliates of $131 million and $134 million, respectively)............................            244             203
Rent receivable.........................................................................             63              --
Due from managers.......................................................................             --              19
Investments in affiliates...............................................................             48              33
Other assets............................................................................            464             376
Cash and cash equivalents...............................................................            290             436
                                                                                                -------         -------
                                                                                                 $8,330          $8,268
                                                                                                 ======          ======

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Debt
  Senior notes..........................................................................        $ 2,539         $ 2,246
  Mortgage debt.........................................................................          2,255           2,438
  Other.................................................................................            356             447
                                                                                                -------         -------
                                                                                                  5,150           5,131
Accounts payable and accrued expenses...................................................            143             204
Deferred income taxes...................................................................             96              97
Deferred rent...........................................................................            339              --
Other liabilities.......................................................................            382             460
                                                                                                -------         -------
      Total liabilities.................................................................          6,110           5,892
                                                                                                -------         -------

Minority interest.......................................................................            445             515
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
  subordinated debentures due 2026 ("Convertible Preferred Securities").................            550             550

Shareholders' equity
Class A cumulative redeemable preferred stock (liquidation preference $25.00 per share), 50 million shares authorized; 4.16 million shares and
     0 shares issued and outstanding, respectively ("Class A Preferred Stock")..........            100              --
Common stock, 750 million shares authorized; 228.7 million shares
     and 225.6 million shares issued and outstanding, respectively......................              2               2
Additional paid-in capital..............................................................          1,875           1,867
Accumulated other comprehensive income (loss)...........................................              3              (4)
Retained deficit........................................................................           (755)           (554)
                                                                                                -------         -------

       Total shareholders' equity.......................................................          1,225           1,311
                                                                                                -------         -------
                                                                                                $ 8,330         $ 8,268
                                                                                                =======         =======


            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Twelve weeks ended September 10, 1999 and September 11, 1998
                            (unaudited, in millions)

                                                               1999        1998
                                                              ------     -------
REVENUES
Rental income (Note 2, 3)................................    $  188     $    --
Hotel sales
  Rooms  ................................................        --         494
  Food and beverage......................................        --         198
  Other  ................................................        --          49
Interest income..........................................        10          11
Net gains on property transactions.......................        --           1
Equity in earnings of affiliates.........................         3           2
Other                                                             2           1
                                                             ------     -------
   Total revenues........................................       203         756
                                                             ------     -------

EXPENSES
    Depreciation and amortization........................        68          53
    Property-level expenses..............................        62          67
    Hotel operating expenses                                     --
      Rooms..............................................        --         121
      Food and beverage..................................        --         156
      Other department costs and deductions..............        --         194
      Management fees (including Marriott International
         management fees of $36 million in 1998).........        --          39
    Minority interest (benefit)..........................        (8)          6
    Interest expense.....................................        98          79
    Dividends on Convertible Preferred Securities........         9           9
    Corporate expenses...................................         6          12
    REIT conversion expenses.............................        --           8
    Other expenses.......................................        --           4
                                                             ------     -------
                                                                235         748
                                                             ------     -------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES...........................................       (32)          8
Provision for income taxes...............................        --          (6)
                                                             ------     -------

INCOME (LOSS) FROM CONTINUING OPERATIONS.................       (32)          2
INCOME FROM DISCONTINUED OPERATIONS, net of taxes........        --           2
                                                             ------     -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..................       (32)          4
Extraordinary gain (loss)................................         4        (148)
                                                             ------     -------

NET LOSS ................................................    $  (28)    $  (144)
                                                             -------    -------
Less: Dividends on preferred stock.......................        (1)         --
                                                             ------     -------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS................    $  (29)    $  (144)
                                                             ======     =======



            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
          Twelve weeks ended September 10, 1999 and September 11, 1998
                                   (unaudited)

BASIC EARNINGS (LOSS)PER COMMON SHARE:


Continuing operations.....................................$  (0.15)   $    0.01
Discontinued operations (net of income taxes).............       --        0.01
Extraordinary gain (loss).................................     0.02       (0.69)
                                                          ---------   ---------

BASIC LOSS PER COMMON SHARE:..............................$  (0.13)   $   (0.67)
                                                          ========    =========
DILUTED EARNINGS PER COMMON SHARE:

Continuing operations.....................................$  (0.15)   $    0.01
Discontinued operations (net of income taxes).............       --        0.01
Extraordinary gain (loss) ................................     0.02       (0.67)
                                                          ---------   ---------

DILUTED LOSS PER COMMON SHARE.............................$  (0.13)   $   (0.65)
                                                          ========    =========

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-six weeks ended September 10, 1999 and September 11, 1998
                            (unaudited, in millions)


                                                             1999         1998
                                                           --------      ------
REVENUES
Rental income (Note 2, 3)..............................    $    546    $     --
Hotel sales
  Rooms  ..............................................          --       1,514
  Food and beverage....................................          --         642
  Other  ..............................................          --         159
Interest income........................................          26          35
Net gains on property transactions.....................          16          53
Equity in earnings of affiliates.......................           5           1
Other                                                             5           6
                                                           --------    --------
   Total revenues......................................         598       2,410
                                                           --------    --------

EXPENSES
    Depreciation and amortization......................         201         166
    Property-level expenses............................         182         189
    Hotel operating expenses
      Rooms............................................          --         348
      Food and beverage................................          --         477
      Other department costs and deductions............          --         568
      Management fees (including Marriott International
         management fees of $138 million in 1998)......          --         147
    Minority interest (benefit)........................         (21)         36
    Interest expense...................................         298         231
    Dividends on Convertible Preferred Securities......          26          26
    Corporate expenses.................................          22          33
    REIT conversion expenses...........................          --          14
    Other expenses.....................................          10          14
                                                           --------    --------
                                                                718       2,249
                                                           --------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.........................................        (120)        161
Provision for income taxes.............................          --         (69)
                                                           --------     -------

INCOME (LOSS) FROM CONTINUING OPERATIONS...............        (120)         92
Income from discontinued operations, net of taxes......          --           8
                                                           --------    --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................        (120)        100
Extraordinary gain (loss)..............................          17        (148)
                                                           --------    --------

NET LOSS ..............................................    $   (103)   $    (48)
                                                           ========    ========
Less:  Dividends on preferred stock....................          (1)         --
                                                           --------    --------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS..............    $   (104)   $    (48)
                                                           ========    ========

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-six weeks ended September 10, 1999 and September 11, 1998
                                  (unaudited)


BASIC EARNINGS (LOSS) PER COMMON SHARE:

Continuing operations.................................    $   (0.53)  $    0.42
Discontinued operations (net of income taxes).........           --        0.04
Extraordinary gain (loss).............................         0.07       (0.69)
                                                          ---------   ---------

BASIC EARNINGS (LOSS) PER COMMON SHARE:...............    $   (0.46)  $   (0.23)
                                                          =========   =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Continuing operations.................................    $   (0.53)  $    0.42
Discontinued operations (net of income taxes).........           --        0.03
Extraordinary gain (loss).............................         0.07       (0.67)
                                                          ---------   ---------

DILUTED EARNINGS (LOSS) PER COMMON SHARE..............    $   (0.46)  $   (0.22)
                                                          =========   =========


           See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Thirty-six Weeks Ended September 10, 1999 and September 11, 1998
                            (unaudited, in millions)

                                                                                                  1999            1998
                                                                                                --------        ------
OPERATING ACTIVITIES
Income (Loss) from continuing operations................................................        $  (120)        $    92

Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization.......................................................            203             168
    Income taxes........................................................................             --              50
    Gain on sale of hotel properties....................................................            (16)            (50)
    Equity in earnings of affiliates....................................................             (5)             (1)
    Changes in operating accounts.......................................................            229             (35)
    Other...............................................................................            (62)             30
                                                                                                -------         -------
    Cash from continuing operations.....................................................            229             254
    Cash from discontinued operations...................................................             --              24
                                                                                                -------         -------
    Cash from operations................................................................            229             278
                                                                                                -------         -------

INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................             49             211
Acquisitions............................................................................            (17)           (607)
Capital expenditures:
    Renewals and replacements...........................................................           (143)           (108)
    Development projects................................................................           (102)            (32)
    Other investments...................................................................            (16)            (19)
Purchases of short-term marketable securities...........................................             --            (134)
Sales of short-term marketable securities...............................................             --             451
Note receivable advances, net of collections............................................            (47)              4
Affiliate collections, net..............................................................             --              13
Other ..................................................................................             --             (12)
                                                                                                -------         -------
    Cash used in investing activities from continuing operations........................           (276)           (233)
    Cash used in investing activities from discontinued operations......................             --             (10)
                                                                                                -------         -------
    Cash used in investing activities...................................................           (276)           (243)
                                                                                                -------         -------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................          1,282           2,004
Issuances of Class A preferred stock....................................................            100              --
Issuances of common stock...............................................................              2              --
Dividends...............................................................................           (168)             --
Scheduled principal repayments..........................................................            (26)            (39)
Debt prepayments........................................................................         (1,275)         (1,631)
Costs of extinguishment of debt.........................................................             (2)           (175)
Other ..................................................................................            (12)            (14)
                                                                                                -------         -------
    Cash (used in) from financing activities from continuing operations.................            (99)            145
    Cash used in financing activities from discontinued operations......................             --            (152)
                                                                                                -------         -------
    Cash used in financing activities...................................................            (99)             (7)
                                                                                                -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................        $  (146)        $    28
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 10, 1999 and December 31, 1998, and the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 and cash flows for the thirty-six weeks ended September

                          HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     10, 1999 and September 11, 1998. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     The staff of the Securities & Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition" (SAB 101) in December 1999. SAB 101 discusses factors to consider in determining when contingent revenue should be recognized during interim periods. The Company has adopted SAB 101 effective January 1, 1999 and has therefore amended its previously filed Form 10-Q to reflect this change in accounting principle. As a result of the adoption of SAB 101, $86 million and $339 million of contingent rent previously recognized as revenue during the twelve weeks and thirty-six weeks ended September 10, 1999 has been deferred and recognized in subsequent periods of fiscal year 1999. As of December 31, 1999 all of the thresholds were reached and all contingent rent was recognized. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per share. SAB 101 had no effect on prior year periods as the hotel leases were not in effect prior to the REIT Conversion

3.   Rental Revenue

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

                          HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                               Twelve Weeks Ended              Thirty-six Weeks Ended
                                                          -----------------------------    -------------------------------
                                                          September 10,    September 11,    September 10,    September 11,
                                                              1999             1998              1999            1998
                                                          ------------     ------------     ------------     ------------
                                                                (in millions)               (in millions)
Hotel Sales
     Rooms...............................................  $   609         $   494             $ 1,881       $ 1,514
     Food and beverage...................................      250             198                 828           642
     Other...............................................       66              49                 201           159
                                                           -------         -------             -------       -------
          Total sales....................................  $   925         $   741             $ 2,910       $ 2,315
                                                           =======         =======             =======       =======

4.   Earnings Per Share

     Basic earnings per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income less dividends on preferred stock as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, warrants and the Convertible Preferred Securities. Dilutive securities also include those common and preferred Operating Partnership Units ("OP Units") issuable or outstanding that are held by minority partners which are assumed to be converted. No effect is shown for securities if they are anti-dilutive.

                                                                               Twelve weeks ended
                                                     -----------------------------------------------------------------------
                                                               September 10, 1999                   September 11, 1998
                                                     ----------------------------------  -----------------------------------
                                                       Income       Shares    Per Share     Income       Shares    Per Share
                                                     (Numerator) (Denominator) Amount     (Numerator) (Denominator) Amount
                                                     ----------------------------------  -----------------------------------
      Net loss.....................................  $    (28)     228.3      $   (.12)   $   (144)     216.2     $    (.67)
       Dividends on Class A preferred stock........        (1)        --          (.01)         --         --            --
                                                     --------      -----      ---------   --------     ------     ---------
      Basic loss available to common
       shareholders per share......................       (29)     228.3          (.13)       (144)     216.2          (.67)
       Assuming distribution of common shares
         granted under the comprehensive stock
         plan, less shares assumed purchased at
         average market price......................        --         --            --          --        4.0           .02
       Assuming distribution of common shares
         issuable for warrants, less shares assumed
         purchased at average market price.........        --         --            --          --        0.1            --
       Assuming conversion of minority OP Units
         outstanding...............................       (9)   64.6                --          --         --            --
       Assuming conversion of Class TS
         cumulative redeemable preferred OP

         Units.....................................        --         --            --          --         --            --
       Assuming conversion of minority OP Units
         issuable..................................        --         --            --          --         --            --
       Assuming conversion of Convertible
         Preferred Securities......................        --         --            --          --         --            --
                                                     --------     ------      --------    --------     ------     ---------
      Diluted Loss per Share.......................  $    (38)     292.9      $  (.13)    $   (144)     220.3     $    (.65)
                                                     ========      =====      =======     ========     ======     =========

                          HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                                              Thirty-six Weeks Ended
                                                      ------------------------------------------------------------------------
                                                                September 10, 1999                   September 11, 1998
                                                      -----------------------------------  -----------------------------------
                                                        Income        Shares   Per Share     Income       Shares     Per Share
                                                      (Numerator) (Denominator) Amount     (Numerator) (Denominator)  Amount
                                                      ----------------------------------   -----------------------------------
      Net loss......................................  $   (103)        227.7   $    (.45)   $    (48)       216.0    $    (.23)
       Dividends on Class A preferred stock ........        (1)           --        (.01)         --           --          --
                                                      --------        ------   ---------    --------        -----    ---------

      Basic loss available to common
       shareholders per share.......................      (104)        227.7        (.46)        (48)       216.0         (.23)
       Assuming distribution of common shares
         granted  under the comprehensive stock
         plan, less shares assumed purchased at
         average market price.......................        --            --          --          --          4.2          .01
       Assuming distribution of common shares
         issuable for warrants, less shares assumed
         purchased at average market price..........        --            --          --          --          0.1           --
       Assuming conversion of minority OP Units                           --
         outstanding................................       (30)         64.7          --         .01           --           --
       Assuming conversion of Class TS
          cumulative redeemable preferred OP Units..        --            --          --          --           --           --
       Assuming conversion of minority OP Units
         issuable...................................        --            --          --          --           --           --
       Assuming conversion of Convertible
         Preferred Securities.......................        --            --          --          --           --           --
                                                      --------        ------   ---------    --------        -----    ---------
      Diluted Loss per Share........................  $   (134)        292.4   $    (.46)   $    (48)       220.3    $    (.22)
                                                      ========         =====   =========    ========        =====    =========

     In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the Company's common stock or a corresponding amount (based on the appropriate conversion ratio) of the Company's Convertible Preferred Securities. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at the Company's discretion. Through October 18, 1999, the Company has spent approximately $7.7 million to repurchase 797,000 shares.

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

                          HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.   Dividends and Distributions Payable

     On September 23, 1999, the Board of Directors declared a cash dividend of $0.21 per share of common stock and a corresponding distribution of $0.21 per unit of limited partnership interest ("OP Unit") in the Company's subsidiary operating partnership. The third quarter dividend and distribution were paid on October 15, 1999 to shareholders and unitholders of record on September 30, 1999. Total dividends and corresponding distributions year-to-date are $0.63 per share and $0.63 per unit, respectively.

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

     In August 1999, the Company repaid $100 million of the outstanding balance on a $350 million term loan entered into in August 1998 as part of its $1.25 billion line of credit. During the fourth quarter, an additional $50 million repayment was made, reducing the outstanding balance of the term loan to $200 million. Subsequent to these repayments, the available capacity under the line of credit balance remains $900 million while the total line has been permanently reduced to $1.1 billion as a result of the term loan payments.

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

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                               Twelve Weeks Ended September 10, 1999
                                                               -------------------------------------
                                                          Hotels     Corporate & Other       Consolidated
                                                          ------     -----------------       ------------
      Revenues.......................................     $  201            $   2               $  203
      Income (loss) from continuing operations
        before income taxes..........................        (20)             (12)                 (32)

                                                               Twelve Weeks Ended September 11, 1998
                                                               -------------------------------------
                                                          Hotels     Corporate & Other       Consolidated
                                                          ------     -----------------       ------------
      Revenues.......................................     $  752            $   4               $  756
      Income (loss) from continuing operations
        before income taxes..........................         38              (30)                   8

                                                             Thirty-six Weeks Ended September 10, 1999
                                                             -----------------------------------------
                                                          Hotels     Corporate & Other       Consolidated
                                                          ------     -----------------       ------------
      Revenues.......................................    $   587            $  11               $   598
      Income (loss) from continuing operations
        before income taxes..........................        (75)             (45)                 (120)

                                                             Thirty-six Weeks Ended September 11, 1998
                                                             -----------------------------------------
                                                          Hotels     Corporate & Other       Consolidated
                                                          ------     -----------------       ------------
      Revenues.......................................    $2,350             $  60               $ 2,410
      Income (loss) from continuing operations
        Before income taxes..........................       191               (30)                  161

      As of September 10, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel sales in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                                                             Twelve Weeks Ended            Thirty-six Weeks Ended
                                                       -----------------------------   -----------------------------
                                                       September 10,   September 11,   September 10,   September 11,
                                                            1999            1998            1999            1998
                                                       -------------   -------------   -------------   -------------
      United States..................................    $     184       $     713       $     536       $   2,237
      International..................................            4              28              10              78
                                                         ---------       ----------      ---------       ---------
          Total......................................    $     188       $     741       $     546       $   2,315
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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     On August 27, 1999, Autogrill Acquisition Co., a wholly-owned subsidiary of Autogrill SpA of Italy, completed its cash tender offer for all of the outstanding shares of common stock of Host Marriott Services Corporation. Since Host Marriott Services is no longer publicly traded, the Company has adjusted the unrealized gain on the receivable to reflect the tender price of $15.75. Further, all future payments to the Company will be made in cash as Host Marriott Services Corporation has indicated that the receivable will not be settled in Autogrill SpA stock.

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


14.  Contingencies

     Courtyard by Marriott II Limited Partnership (CBM II)
     -----------------------------------------------------

     A group of partners in CBM II filed a lawsuit, Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285th Judicial District Court of Bexar County, Texas against the Company and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action. The defendants have filed an answer, the class has been certified, class counsel has been appointed, and discovery is underway. On March 11, 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, filed a plea in intervention to bring additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. The original plaintiffs subsequently filed a second amended complaint on March 19, 1999 and in a third amended complaint, filed May 24, 1999, asserted as derivative claims, some of the claims previously asserted as individual claims. On March 25, 1999, Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, also filed a plea in intervention similar to that which was filed by Palm Investors. A trial date of January 3, 2000 has been set.

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

     Courtyard by Marriott Limited Partnership I (CBM I) and CBM II Derivative
     -------------------------------------------------------------------------
     Action
     ------

     After intervening in the CBM II class action, Palm Investors and Equity Resource, together with Repp Properties, joined in a complaint filed in April 1999, Equity Resource Fund X et al. v. CBM One Corporation et al., Case No. 99-CI-04765, in the 57th Judicial District Court of Bexar County, Texas. This action asserted as derivative claims, on behalf of CBM I and CBM II, the same kind of claims asserted individually in the Ford and Milkes actions described above. After the appointment of the SLC, this complaint was withdrawn by the plaintiffs in September 1999.

     Texas Multi-Partnership Lawsuits
     --------------------------------

     On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. The Company, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The plaintiffs are seeking unspecified damages. Those allegations concerning CBM II have been transferred to the CBM II lawsuit described above. On March 18, 1999, two limited partners in CBM I filed a class action petition in intervention seeking to treat CBM I in a similar manner by converting that portion of the lawsuit into a class action. On April 29, 1999, the court denied this petition and refused to certify the class. No trial date has been set.

     We are from time to time the subject of, or involved in, judicial proceedings, including those lawsuits discussed above and also other lawsuits involving other syndicated partnerships, which could, if adversely decided, result in losses to our company. We believe that the lawsuits described above are without merit, and we intend to vigorously defend against the claims being made against us. we cannot assure you as to the outcome of these lawsuits, and we are uncertain as to any potential loss to the Company.

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

     Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain direct property-level costs including management fees and we receive a rent payment, which is generally calculated as a percentage of revenue, subject to a minimum level, net of certain property-level owner costs. All of these costs were our expenses in 1998. Property-level owner costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $130 million for the third quarter 1999 versus third quarter 1998 and increased $28 million or 8% to $383 million year-to-date, primarily reflecting the depreciation from 36 properties acquired during 1998.

     Minority Interest. Minority interest expense increased $14 million to an $8 million benefit for the third quarter of 1999 and increased $57 million to a $21 million benefit year-to-date, primarily reflecting the impact of the issuance of operating partnership units for the acquisition of certain hotel properties and the implementation of SAB 101 partially offset by the consolidation of partnerships which occurred as part of the REIT conversion.

     Interest Expense. Interest expense increased 24% to $98 million in the third quarter of 1999 and increased 29% to $298 million year-to-date, primarily due to the issuance of senior notes, establishment of a new credit facility and additional mortgage debt on properties acquired in 1998.

     Dividends on Convertible Preferred Securities. Amounts reflect the dividends accrued during the first three quarters of fiscal year 1999 and 1998 on the $550 million in 63/4% Convertible Preferred Securities.

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

                            HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Net Loss. Our net loss decreased to $29 million for the third quarter of 1999 from $144 million for the third quarter of 1998 and increased to $104 million for year-to-date 1999 compared to $48 million for 1998.

     FFO and EBITDA

     We consider Funds From Operations or FFO as defined by the National Association of Real Estate Investment Trusts and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items or EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets. FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other Real Estate Investment Trusts. However, FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and FFO presentation.

     FFO increased $36 million, or 47%, to $112 million in the third quarter of 1999 over the third quarter of 1998. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expense). The following is a reconciliation of income from continuing operations to FFO (in millions):

                                                               Twelve weeks Ended          Thirty-six weeks Ended
                                                         -----------------------------   ---------------------------
                                                         September 10,   September 11,   September 10,  September11,
                                                             1999            1998            1999           1998
                                                         ------------     ------------   ------------    ---------
     Funds from Operations
     Income (loss) from continuing operations......       $    (32)        $      2       $   (120)       $     92
     Effect of SAB 101.............................             86               --            339              --
     Depreciation and amortization.................             68               54            203             168
     Other real estate activities..................             --               (1)           (16)            (53)
     Partnership adjustments.......................            (10)              (2)           (25)             (9)
     REIT conversion expenses......................             --                8             --              14
     Deferred taxes................................             --                7             --              46
                                                          --------         --------       --------        --------
     Funds from continuing operations..............            112               68            381             258
     Discontinued operations.......................             --                8             --              24
                                                          --------         --------       --------        --------
     Funds from operations before preferred stock
      dividends and minority interest of Host
      Marriott, L.P................................            112               76            381             282
     Funds from operations of minority partners of
      Host Marriott, L.P...........................            (25)              --            (84)             --
     Dividends on preferred stock..................             (1)              --             (1)             --
                                                          --------         --------       --------        --------
     Funds from operations available to common ....
      shareholders.................................       $     86         $     76       $    296        $    282
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

     EBITDA increased $56 million, or 36%, to $212 million in the third quarter of 1999 and $126 million or 22%, to $694 million year-to-date. Hotel EBITDA increased $43 million, or 26%, to $210 million in the third quarter of 1999, and $111 million or 19% to $703 million year-to-date, reflecting comparable hotel EBITDA growth, as well as incremental EBITDA from 1998 acquisitions offset by amounts representing hotel sales which are retained by Crestline.

     The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                                                                    Twelve Weeks Ended          Thirty-six Weeks Ended
                                                              -----------------------------  ----------------------------
                                                               September 10,  September 11,  September 10,  September 11,
                                                                    1999          1998           1999           1998
                                                               -------------  -------------  -------------  -------------
      EBITDA................................................     $   212       $   156        $   694       $   568
      Effect of SAB 101.....................................         (86)           --           (339)           --
      Interest expense......................................         (98)          (79)          (298)         (231)
      Dividends on Convertible Preferred Securities.........          (9)           (9)           (26)          (26)
      Depreciation and amortization.........................         (68)          (54)          (203)         (168)
      Minority interest expense.............................           8            (6)            21           (36)
      Income taxes..........................................          --            (6)            --           (69)
      REIT Conversion expense...............................          --            (8)            --           (14)
      Other non-cash charges, net...........................           9             8             31            68
                                                                 -------       -------        -------       -------
        Income (loss) from continuing operations............     $   (32)      $     2        $  (120)      $    92
                                                                 ========      =======        =======       =======

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

     Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.4 times year to date for 1999 and 1998, respectively, and 2.7 times for full year 1998. The deficiency of earnings to fixed charges was $139 million through the third quarter of 1999 and the ratio of earnings to fixed charges was 1.7 to 1 through the third quarter of 1998.

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

     Cash used in investing activities from continuing operations was $276 million and $233 million through the third quarter of 1999 and 1998, respectively. Cash used in investing activities through the third quarter includes capital expenditures of $261 million and $159 million for 1999 and 1998, respectively, mostly related to renewals and replacements on existing properties and development projects. In addition, we generated $49 million of cash from the net sale of assets, primarily the Minneapolis/Bloomington and Saddle Brook properties. There was no cash related to investing activities from discontinued operations through the third quarter 1999; however, cash used in investing activities from discontinued operations totaled $10 million year-to-date 1998. Property and equipment balances include $162 million and $78 million for construction in progress as of September 10, 1999 and December 31, 1998, respectively. The current balance primarily relates to properties in Tampa, Orlando, Memphis, Naples and various other expansion and development projects.

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

     The $300 million of 83/8% series D senior notes were issued in February 1999 and were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. In August 1999, the Series D Senior notes were exchanged on a one-for-one basis for Series E Senior notes, which are freely transferable by the holders.

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

     Also in June 1999, we refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, we completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million. We established a mortgage on the extension of the Philadelphia Marriott in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009. In August 1999, we repaid $100 million of the outstanding balance on a $350 million term loan entered into in August 1998 as part of our $1.25 billion line of credit. During the fourth quarter, an additional $50 million repayment was made, reducing the outstanding balance of the term loan to $200 million. Subsequent to these repayments, the available capacity under the line of credit balance remains $900 million while the total line has been permanently reduced to $1.1 billion as a result of the term loan payments.

     In August 1999, the Company made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999 the Company made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

     Dividend payments reflect the $73 million in payments for a special dividend declared in December 1998 as well as the $0.42 dividend per share of common stock paid as of September 11, 1999. In addition, on September 23, 1999, the Board of Directors declared a regular cash dividend of $0.21 per share of common stock. The third quarter dividend was paid on October 15, 1999 to shareholders of record on September 30, 1999. Total dividends year-to-date are $0.63 per share of common stock.

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

     In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of our common stock or a corresponding amount (based on the appropriate conversion ratio) of our Convertible Preferred Securities. Based on current market conditions, we believe that the stock repurchase program reflects the best return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. The repurchases will be financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate assets, such as the fourth quarter sale of the Grand Hotel Resort and Golf Club or the recently announced contract to sell our interest in the Ritz-Carlton Boston. This is consistent with our strategy of improving the overall portfolio by selling assets that may be in suburban locations, require significant capital improvements or do not fit our long-term strategy. Such repurchases will be made at management's discretion, subject to market conditions,

                            HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     and may be suspended at any time at our discretion. Subsequent to quarter end, we have spent approximately $7.7 million to repurchase 797,000 shares.

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


                                                     HOST MARRIOTT CORPORATION


February 16, 2000                                    /s/ Donald D. Olinger
-----------------                                    ---------------------
Date                                                 Donald D. Olinger
                                                     Senior Vice President and
                                                     Corporate Controller
                                                     (Chief Accounting Officer)