Form 10-K
period 1999-12-31
HOST MARRIOTT CORP/
filed 2000-03-16
CIK 1070750

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

For the Fiscal Year Ended December 31, 1999       Commission File No. 001-14625

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
                Title of each class                 on which registered
     -----------------------------------------  ---------------------------
     Common Stock, $.01 par value (221,193,529
      shares                                      New York Stock Exchange
      outstanding as of March 1, 2000)            Chicago Stock Exchange
     Purchase Share rights for Series A Junior
      Participating                               Pacific Stock Exchange
      Preferred Stock, .01 par value            Philadelphia Stock Exchange
     Class A Preferred Stock, $.01 par value
      (4,160,000 million
      shares outstanding as of March 1, 2000)
     Class B Preferred Stock, $.01 par value
      (4,000,000 million
      shares outstanding as of March 1, 2000)

  The aggregate market value of shares of common stock held by non-affiliates at March 1, 2000 was $1,618,000,000.

  Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      Document Incorporated by Reference
               Notice of 2000 Annual Meeting and Proxy Statement

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

  This annual report on Form 10-K and the information incorporated by reference into this annual report include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We intend to identify forward-looking statements in this prospectus and the information incorporated by reference into this prospectus by using words or phrases such as "anticipate", "believe", "estimate", "expect", "intend", "may be", "objective", "plan", "predict", "project" and "will be" and similar words or phrases, or the negative thereof.

  These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

  . national and local economic and business conditions that will affect, among other things, demand for products and services at our hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing;

  . our ability to maintain the properties in a first-class manner, including meeting capital expenditure requirements;

  . our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

  . our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations;

  . our degree of leverage which may affect our ability to obtain financing in the future or compliance with current debt covenants;

  . changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs;

  . government approvals, actions and initiatives including the need for compliance with environmental and safety requirements, and change in laws and regulations or the interpretation thereof;

  . the effects of tax legislative action, including specified provisions of the Work Incentives Improvement Act of 1999 as enacted on December 17, 1999 (we refer to this as the "REIT Modernization Act");

  . our ability to satisfy complex rules in order to qualify as a REIT for federal income tax purposes and in order for the operating partnership to qualify as a partnership for federal income tax purposes, and our ability to operate effectively within the limitations imposed by these rules; and

  . other factors discussed below under the heading "Risk Factors" and in other filings with the Securities and Exchange Commission.

  Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Items 1 & 2. Business and Properties

  We are a self-managed and self-administered real estate investment trust, or "REIT," owning full service hotel properties. We were formed as a Maryland corporation in 1998, under the name HMC Merger Corporation, as a wholly owned subsidiary of Host Marriott Corporation, a Delaware corporation, in connection with its efforts to reorganize its business operations to qualify as a REIT for federal income tax purposes. As part of this reorganization, which we refer to as the REIT conversion, and which is described below in more detail on December 29, 1998, we merged with Host Marriott and changed our name to Host Marriott Corporation. As a result, we have succeeded to the hotel ownership business formerly conducted by Host Marriott. We conduct our business as an umbrella partnership REIT, or UPREIT, through Host Marriott, L.P., or the "operating partnership", a Delaware limited partnership, of which we are the sole general partner and in which we hold approximately 78% of the outstanding partnership interests.

  Together with the operating partnership we were formed primarily to continue, in an UPREIT structure, the full service hotel ownership business formerly conducted by Host Marriott and its subsidiaries. We use the name Host Marriott to refer to Host Marriott Corporation, the Delaware corporation, prior to the REIT conversion and to ourselves on and after the REIT conversion. Our primary business objective is to provide superior total returns to our shareholders through a combination of dividends and appreciation in share price. In addition, we endeavor to:

  . achieve long-term sustainable growth in "Funds from Operations" per share, as defined by the National Association of Real Estate Investment Trusts (i.e., net income computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring, sales of properties and other non-recurring items, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures), and cash flow;

  .  increase asset values by selectively improving and expanding our hotels;

  . acquire additional existing and newly developed upscale and luxury full service hotels in targeted markets primarily focusing on downtown hotels in core business districts in major metropolitan markets and select airport and resort/convention locations;

  .  develop and construct upscale and luxury full service hotels; and

  .  opportunistically pursue other real estate investments.

  Our operations are conducted solely through the operating partnership and its subsidiaries. As of March 1, 2000, we own 122 hotels, containing approximately 58,000 rooms, located throughout the United States and Canada. The hotels are generally operated under the Marriott, Ritz-Carlton, Four Seasons, Swissotel and Hyatt brand names. These brand names are among the most respected and widely recognized brand names in the lodging industry. The hotels are leased by the operating partnership and its subsidiaries to lessees, including Crestline and its subsidiaries, and are managed on behalf of the lessees by subsidiaries of Marriott International and other companies.

  We are the sole general partner of the operating partnership and manage all aspects of the business of the operating partnership. This includes decisions with respect to:

  .  sales and purchases of hotels;

  .  the financing of the hotels;

  .  the leasing of the hotels; and

  . capital expenditures for the hotels subject to the terms of the leases and the management agreements.

  We are managed by our Board of Directors and have no employees who are not also employees of the operating partnership.

  Under current federal income tax law, REITs are restricted in their ability to derive revenues directly from the operations of hotels. Therefore we, through the operating partnership and its subsidiaries lease virtually all of our hotels to the Lessees. See "--The Leases" below. The Lessees pay rent to the operating partnership and its subsidiaries generally equal to a specified minimum rent plus percentage rent based on specified percentages of different categories of aggregate sales at the relevant hotels to the extent such "percentage rent" would exceed the minimum rent. The Lessees operate the hotels pursuant to management agreements with the managers. Each of the management agreements provides for certain base and incentive management fees, plus reimbursement of specific costs, as further described below. See "--The Management Agreements." Such fees and cost reimbursements are the obligation of the Lessees and not the operating partnership or its subsidiaries (although the obligation to pay such fees could adversely affect the ability of the Lessees to pay the required rent to the operating partnership or its subsidiaries).

  The leases, through the sales percentage rent provisions, are designed to allow us to participate in any growth above specified levels in room sales at the hotels, which management expects can be achieved through increases in room rates and occupancy levels. Although the economic trends affecting the hotel industry will be the major factor in generating growth in lease revenues, the abilities of the lessees and the managers will also have a material impact on future sales growth.

  In addition to external growth generated by new acquisitions, we intend to carefully and periodically review our portfolio to identify opportunities to selectively enhance existing assets to improve operating performance through major capital improvements. The leases of the operating partnership and its subsidiaries do provide the operating partnership and its subsidiaries with the right to approve and finance major capital improvements.

  Our primary focus is on the acquisition of upscale and luxury full service hotel lodging properties. Since the beginning of 1994 through the date hereof, we have acquired, directly and through our respective subsidiaries, 106 full service hotels representing more than 48,000 rooms for an aggregate purchase price of approximately $6.2 billion. Based upon data provided by Smith Travel Research, we believe that our full service hotels outperform the industry's average occupancy rate by a significant margin and averaged 77.7% occupancy for both fiscal years 1999 and 1998 compared to a 69.1% and 69.4% average occupancy for our competitive set for 1999 and 1998, respectively. "Our competitive set" refers to hotels in the upscale and luxury full service segment of the lodging industry, the segment which is most representative of our full service hotels, and consists of Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Renaissance; Sheraton; Swissotel; Westin and Wyndham.

  The relatively high occupancy rates of our hotels, along with increased demand for full-service hotel rooms, have allowed the managers of our hotels to increase average daily room rates by selectively raising room rates and by minimizing, in specified cases, discounted group business, replacing it with higher-rate group and transient business. As a result, on a comparable basis, room revenue per available room ("REVPAR") for our full-service properties increased approximately 4.1% in 1999.

Business Strategy

  Our primary business objective is to provide superior total returns to our shareholders through a combination of dividends and appreciation in share price. In order to achieve this objective and, therefore, enhance our equity value, we employ the following strategies:

  . Acquire existing upscale and luxury full-service hotels as market conditions permit, including Marriott and Ritz-Carlton hotels and other hotels operated by leading management companies such as Four Seasons and Hyatt which satisfy our investment criteria, which acquisitions may be completed through various means including by entering into joint ventures when we believe our return on investment will be maximized by doing so;

  . Develop selected new upscale and luxury full-service hotels, including Marriott and Ritz-Carlton hotels and other hotels operated by leading management companies such as Four Seasons and Hyatt which satisfy our investment criteria and employ transaction structures which mitigate our risk;

  . Participate in the sales growth for each of our hotels through leases which provide for the payment of rent based upon the lessees' gross hotel sales in excess of specified thresholds; and

  . Enhance existing hotel operations by completing selective capital improvements which are designed to increase gross hotel sales or improve operations.

  Although competition for acquisitions has remained steady and the availability of suitable acquisition candidates has been limited recently due to market conditions, we believe that the upscale and luxury full-service segments of the market will continue to offer opportunities over time to acquire assets at attractive multiples of cash flow and at discounts to replacement value, including underperforming hotels which can be improved by conversion to the Marriott, Ritz-Carlton, or other high quality brands. Since the beginning of fiscal year 1994, we have acquired 14 hotels which we have converted to the Marriott brand. The vast majority of our hotel properties are operated under the Marriott and Ritz-Carlton brands. In general, based upon data provided by Smith Travel Research, we believe that the Marriott brand has consistently outperformed the industry. Demonstrating the strength of the Marriott brand name, our comparable properties, consisting of 84 hotels, owned directly or indirectly by us for the entire 1999 and 1998 fiscal years, respectively, excluding two properties where significant expansion at the hotels substantially affected operations during the two fiscal years, generated a 31% and 29% REVPAR premium over our competitive set for fiscal years 1999 and 1998, respectively. Accordingly, management anticipates that any additional full service properties acquired in the future and converted from other brands to the Marriott brand should achieve higher occupancy rates and average room rates than has previously been the case for those properties as the properties begin to benefit from Marriott's brand name recognition, reservation system and group sales organization.

  We have increased our pool of potential acquisition candidates by considering acquisitions of select non-Marriott and non-Ritz-Carlton hotels that offer long-term growth potential and are consistent with the overall quality of our current portfolio. We will focus on upscale and luxury full service properties in difficult to duplicate locations with high costs to prospective competitors, such as hotels located in downtown, airport and resort/convention locations, which are operated by quality managers. For example, in December 1998, we consummated the Blackstone acquisition for approximately $1.55 billion in a combination of cash, operating partnership units, assumed debt and other consideration. The Blackstone acquisition consisted of two Ritz-Carlton, two Four Seasons, one Grand Hyatt, three Hyatt Regency and four Swissotel properties. In the future, we may also consider opportunities to improve property operations by converting certain existing or acquired hotels to these and other quality national brands. For example, we are currently converting the resort property in Singer Island, Florida to the Hilton brand, which is expected to be completed April 1, 2000.

  We believe we are well qualified to pursue our acquisition and development strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets.

  In September 1999, our board of directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of our common stock, operating partnership units, or Convertible Preferred Securities convertible into a like number of shares of common stock. Based on current market conditions, we believe that the stock repurchase program reflects the best return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. The stock repurchases may be financed through cash from operations, assets sales, and other financing activities, such as the issuances of the Class A and Class B Preferred Stock made during 1999. Such repurchases will be made at management's discretion, subject to market conditions and may be suspended at any time at our discretion. Through March 8, 2000, we spent, in the aggregate, approximately $149 million to repurchase 10.5 million shares of our common stock, and 1.5 million shares of the Convertible Preferred Securities and 0.6 million operating partnership units for a total reduction of 16.0 million equivalent shares on a fully diluted basis.

The REIT Conversion

  During 1998, Host Marriott and its subsidiaries and affiliates consummated a series of transactions intended to enable us to qualify as a REIT for federal income tax purposes. As a result of these transactions, the hotels formerly owned by Host Marriott and its subsidiaries and other affiliates are now owned by the operating partnership and its subsidiaries; the operating partnership and its subsidiaries lease substantially all of these hotels to Crestline Capital Corporation, and Marriott International and other hotel operators conduct the day to day management of the hotels pursuant to management agreements with Crestline. We have elected to be treated as a REIT for federal income tax purposes effective January 1, 1999. The important transactions comprising the REIT conversion are summarized below.

  During 1998, Host Marriott reorganized its hotels and certain other assets so that they were owned by the operating partnership and its subsidiaries. Host Marriott and its subsidiaries received a number of OP Units equal to the number of then outstanding shares of Host Marriott common stock, and the operating partnership and its subsidiaries assumed substantially all of the liabilities of Host Marriott and its subsidiaries. As a result of this reorganization and the related transactions described below, we are the sole general partner in the operating partnership and as of December 31, 1999 held approximately 78% of the outstanding OP Units. The operating partnership and its subsidiaries conduct our hotel ownership business. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the operating partnership cash in an amount equal to the market value of one share of our common stock. However, in lieu of a cash redemption by the operating partnership, we have the right to acquire any OP Unit offered for redemption directly from the holder thereof in exchange for either one share of our common stock or cash in an amount equal to the market value of one share of our common stock.

  In connection with the REIT conversion, two taxable corporations were formed in which the operating partnership owns approximately 95% of the economic interest but none of the voting interest. We refer to these two subsidiaries as the non-controlled subsidiaries. The non-controlled subsidiaries hold various assets and related liabilities which were originally contributed by Host Marriott and its subsidiaries to the operating partnership, but whose direct ownership by the operating partnership or its other subsidiaries generally would jeopardize our status as a REIT and the operating partnership's status as a partnership for federal income tax purposes. These assets primarily consist of interests in partnerships or other interests in three hotels which are not leased, and specified furniture, fixtures and equipment--also known as FF&E-- used in the hotels. The operating partnership has no control over the operation or management of the hotels or other assets owned by the non-controlled subsidiaries. The Host Marriott Statutory Employee/Charitable Trust acquired all of the voting common stock of each non-controlled subsidiary, representing, in each case, the remaining approximately 5% of the total economic interests in each non-controlled subsidiary. The beneficiaries of the Employee/Charitable Trust are a trust formed for the benefit of specified employees of the operating partnership and the J. Willard and Alice S. Marriott Foundation.

  Under current federal income tax law, REITs are restricted in their ability to derive revenues from the operation of hotels. However, they can derive rental income by leasing hotels. Therefore, the operating partnership and its subsidiaries lease virtually all of their hotel properties to subsidiaries of Crestline. The lessees pay rent to the operating partnership and its subsidiaries generally equal to the greater of (1) a specified minimum rent or
(2) rent based on specified percentages of different categories of aggregate sales at the relevant hotels. Generally, there is a separate lessee for each hotel property or there is a separate lessee for each group of hotel properties that has separate mortgage financing or has owners in addition to the operating partnership and its wholly owned subsidiaries. The lessees for all but four of our hotels are wholly owned subsidiaries of Crestline, formed as limited liability companies, each of whose purpose is limited to acting as lessee under an applicable lease. The limited liability company agreement for each Crestline lessee provides that Crestline will have full control over the management of the business of the lessee, except with respect to certain decisions for which the consent of other members or the hotel manager will be required. In addition, although the Crestline lessees are wholly owned subsidiaries of Crestline, Marriott International or its appropriate subsidiary has a non-economic voting interest on specific matters pertaining to hotels which are managed by Marriott International or its subsidiaries.

  The leases, through the sales percentage rent provisions, are designed to allow us and our subsidiaries to participate in any growth above specified levels in room sales at the hotels, which management expects can be achieved through increases in room rates and occupancy levels. Although the economic trends affecting the hotel industry will be the major factor in generating growth in lease revenues, the abilities of the lessees and the managers will also have a material impact on future sales growth. Our leases have remaining terms ranging from two to ten years, subject to earlier termination upon the occurrence of contingencies that are specified in the leases. We may elect to purchase each of the leases either upon a sale of a hotel to a third party or upon the occurrence of certain changes in tax law such as those changes included in the REIT Modernization Act (discussed below), for a purchase price equal to the fair rental value of the lessee's interest in the lease over the remaining term of such lease. Effective November 15, 1999, we amended substantially all of our leases with Crestline to give Crestline the right to renew each of these leases for up to four additional terms of seven years each at a fair rental value, to be determined either by agreement between us and Crestline or through arbitration at the time the renewal option is exercised. Crestline is under no obligation to exercise these renewal options, and we have the right to terminate the renewal options during time periods specified in the amendments. In addition, the amendments provide that the fair rental value payable by us to Crestline in connection with the purchase of a lease as described above does not include any amounts relating to any renewal period. Therefore, the fair rental value of a lease after expiration of the initial term for such lease would be zero. We have received notices of termination from Crestline on five leases, with effective dates ranging from March through June 2000. We are currently negotiating for replacement leases on those five. We expect to be able to obtain replacement leases for these leases without material impact to our future operations.

  In December 1999, the REIT Modernization Act was passed, with most provisions effective for taxable years beginning after December 31, 2000, which significantly amends the REIT laws applicable to us. Among the changes, the REIT Modernization Act allows a REIT to own up to 100% of the voting stock of one or more taxable REIT subsidiaries subject to limitations on the value of those subsidiaries. The rents received from such subsidiaries would not be disqualified from being "rents from real property" by reason of the operating partnership's ownership interest in the subsidiary so long as the property is operated on behalf of the taxable REIT subsidiary by an "eligible independent contractor." This would enable the operating partnership to lease its hotels to wholly owned taxable subsidiaries if the hotels are operated and managed on behalf of such subsidiaries by an independent third party. Under the REIT Modernization Act, taxable REIT subsidiaries will be subject to federal income tax. Under the law that is currently in effect, a REIT must satisfy three tests relating to the nature of its assets:

  . First, at least 75% of its total assets must be represented by real estate assets.

  . Second, no more than 25% of total assets may be represented by securities other than those in the 75% asset class.

  . Third, within the 25% assets class, the value of any one issuer's securities may not exceed 5% of its total assets and a REIT may not own more than 10% of any one issuer's outstanding voting securities.
  The third test will be modified in two respects by the REIT Modernization
Act:

  . The 10% voting securities test will be expanded so that we will be prohibited from owning more than 10% of the value of the outstanding securities of any one issuer.

  . We will be permitted to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary.

  Under the REIT Modernization Act, beginning January 1, 2001, we could lease our hotels to a subsidiary of the operating partnership that is a taxable corporation and that elects to be treated as a "taxable REIT subsidiary". In addition, as a result of passage of the REIT Modernization Act, we have the right to purchase the leases from Crestline on or after January 1, 2001, for a price equal to their fair market value, the amount of which could be significant. We intend to evaluate our options regarding the Crestline leases and have not yet made a decision whether or not to purchase those leases. Finally, under the REIT Modernization Act, beginning January 1, 2001, the aggregate fair market values of real and personal property will be used for purposes of determining rents from real property. Currently, the aggregate tax bases of both real and personal property are used for this purpose.

Recent Acquisitions, Developments and Dispositions

  The pace of acquisitions changed significantly in 1999 from the previous years. After three years of acquisitions numbering 36, 17, and 24 full service hotels for 1998, 1997 and 1996, respectively, our 1999 acquisitions were limited to completing the acquisition of minority interests in two hotels where we had previously acquired the controlling interests for a total consideration of approximately $14 million.

  During the year we focused our energies on increasing the value of our current portfolio with selective investments and expansions and new developments. We plan to selectively develop new upscale and luxury full-service hotels in major urban markets and convention/resort locations with strong growth prospects, unique or difficult to duplicate sites, high costs for prospective competitors for other new hotels and limited new supply. We intend to target only development projects that show promise of providing financial returns that represent a premium to acquisitions. The largest of these projects was the construction of a 717-room full service hotel adjacent to the convention center in downtown Tampa, Florida. The hotel, which was completed and opened for business on February 19, 2000, includes 45,000 square feet of meeting space, three restaurants and a 30 slip marina as well as many other amenities. The total development cost of the property was approximately $104 million, not including a $16 million tax subsidy provided by the City of Tampa.

  In April 1999 we completed a 210-room expansion of the Philadelphia Marriott, through a renovation of the historic railroad headhouse building adjacent to the property. The project was completed for approximately $37 million including a $7 million tax financing provided by the City of Philadelphia.

  Two other development projects, the Orlando World Center Marriott expansion and the Ritz-Carlton Naples, Florida spa addition are currently under construction. At the Orlando Marriott, the addition of a 500-room tower and 15,000 square feet of meeting space will make it the single largest hotel in the Marriott system at 2000 rooms. We also have renovated the golf course, added a multi-level parking deck, and upgraded and expanded several restaurants. The Orlando World Center Marriott construction is expected to be completed by mid-year 2000. Also under development is a 50,000 square-foot world-class spa at the Ritz-Carlton, Naples. This project is anticipated to be completed late in 2000. The combined approximate development cost for these expansions is estimated to be $107 million.

  Two longer-term development projects are currently active with anticipated completion in 2001. These are the construction of a 295-room Ritz-Carlton, Naples, Golf Lodge and the 200-room expansion of the Memphis Marriott. The construction of the Naples Golf Lodge near the 463-room Ritz-Carlton, Naples, as well as the construction of the new spa facility, will offer travelers an unmatched resort experience. The Memphis Marriott, which is located adjacent to a newly-renovated convention center, was converted to the Marriott brand upon acquisition in 1998 to capitalize on Marriott's brand name recognition. The combined development cost for these projects is estimated to be approximately $90 million.

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

  Through subsidiaries we currently own four Canadian properties, with 1,636 rooms. We intend to continue to evaluate other attractive acquisition opportunities in Canada. In addition, the overbuilding and economic stress experienced in some European and Pacific Rim countries may eventually lead to additional international acquisition opportunities. We will acquire international properties only when we believe such acquisitions achieve satisfactory returns after adjustments for currency and country risks.

  We will also consider from time to time selling hotels that do not fit our long-term strategy, or otherwise meet our ongoing investment criteria, including for example, hotels in some suburban locations, hotels that require significant capital improvement and other underperforming assets. The net proceeds from these sales will be reinvested in upscale and luxury hotels more consistent with our strategy or otherwise applied in a manner consistent with our investment strategy (which may include the purchase of securities) at the time of sale. The following table summarizes our 1999 dispositions (in millions):

                                                                      Pre-tax
                                                          Total     Gain (Loss)
          Property                 Location     Rooms Consideration on Disposal
          --------             ---------------- ----- ------------- -----------
Minneapolis/Bloomington
 Marriott....................  Bloomington, MN   479      $ 35          $10
Saddle Brook Marriott........  Saddle Brook, NJ  221        15            3
Marriott's Grand Hotel Resort
 and Golf Club...............  Point Clear, AL   306        28           (2)
The Ritz-Carlton, Boston.....  Boston, MA        275       119           15
El Paso Marriott.............  El Paso, TX       296         1           (2)

Hotel Lodging Industry

  The lodging industry posted moderate gains in 1999 as higher average daily rates drove strong increases in REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the product of the average daily room rate charged and the average daily occupancy achieved. Previously, the lodging industry benefited from a favorable supply/demand imbalance, driven in part by low construction levels combined with high gross domestic product, or GDP, growth. However, during 1999 and 1998 supply moderately outpaced demand, causing slight declines in occupancy rates in the upscale and luxury full-service segments in which we operate. According to Smith Travel Research, supply in our brands' competitive set consisting of Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Renaissance; Sheraton; Westin; Swissotel and Wyndham increased 1.6% for the year ended December 31, 1999, while demand in our competitive set increased 1.1%. At the same time, occupancy declined 0.4% in our competitive set for the year ended December 31, 1999.

  These declines in occupancy, however, were more than offset by increases in average daily rates which generated higher REVPAR. According to Smith Travel Research, for the year ended December 31, 1999, average daily rate and REVPAR for our competitive set increased 3.0% and 2.5%, respectively, versus the same period one year ago. The current amount of excess supply in the upper-upscale and luxury portions of the full-service segment of the lodging industry is relatively moderate and much less severe than that experienced in the lodging industry in other occupancy downturns, in part because of the greater financial discipline and lending practices imposed by financial institutions and public markets today relative to those during the late 1980's.

  Our hotels have outperformed both the industry as a whole and the upper-upscale and luxury full service segment. The attractive locations of our hotels, the limited availability of new building sites for new construction of competing full service hotels, and the lack of availability of financing for new full service hotels has allowed us to maintain REVPAR and average daily rate premiums over our competitors in these service segments. For our comparable hotels, average daily rates increased 3.8% in 1999. The increase in average daily rate helped generate a strong increase in comparable hotel REVPAR of 4.1% for the same period. Furthermore, because our lodging operations have a high fixed-cost component, increases in REVPAR generally yield greater percentage increases in our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items or EBITDA. While we do not benefit directly from increases in EBITDA levels at our properties due to the structure of our leases, we should benefit from such increases due to expected higher market valuations of our properties based on such elevated EBITDA levels.

  We believe that the current environment of excess new supply will most likely continue over the next twelve to twenty-four months. However, the relative balance between supply and demand growth may be influenced by a number of factors including growth of the economy, interest rates, unique local considerations and the relatively long lead time to develop urban, convention and resort hotels. We believe that growth in room supply in upscale and luxury full-service sub-markets in which we operate will continue to exceed room demand growth through the year 2001. There can be no assurance that growth in supply will moderate or that REVPAR and EBITDA will continue to improve.

Hotel Lodging Properties

  Our lodging portfolio, as of March 1, 2000, consists of 122 upscale and luxury full service hotels containing approximately 58,000 rooms. Our hotel lodging properties represent quality upscale and luxury assets in the full service. All but thirteen of our hotel properties are currently operated under the Marriott or Ritz-Carlton brand names.

  Our hotels average approximately 474 rooms. Thirteen of our hotels have more than 750 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. Our hotels primarily serve business and pleasure travelers and group meetings at locations in downtown, airport, resort convention and suburban locations throughout the United States. The properties are generally well situated in locations where there are significant barriers to entry by competitors including downtown areas of major metropolitan cities at airports and resort/convention locations where there are limited or no development sites. The average age of the properties is 16 years, although many of the properties have had more recent substantial renovations or major additions.

  To maintain the overall quality of our lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For fiscal years 1999, 1998 and 1997 we spent $197 million, $165 million and $129 million, respectively, on capital improvements to existing properties. As a result of these expenditures, we expect to maintain high quality rooms at our properties.

  We continue to benefit from our strategic alliance with Marriott International. Marriott International serves as the manager for 99 of our 122 hotels and all but 13 are part of Marriott International's full-service hotel system. The Marriott brand name has consistently delivered occupancy and REVPAR premiums over other brands. Our properties have reported annual increases in REVPAR since 1993. Based upon data provided by Smith Travel Research, our comparable properties have more than a 9 percentage point occupancy premium and approximately 31% REVPAR premium over the competitive set for 1999.

  Comparable properties refer to properties that we owned for the same period of time in each of the periods covered as adjusted to exclude properties where significant disruptions to operations occurred due to expansions to the properties.

  The chart below sets forth performance information for our comparable properties:

                                                                1999     1998
                                                               -------  -------
Comparable Full-Service Hotels(1)
Number of properties..........................................      84       84
Number of rooms...............................................  40,868   40,868
Average daily rate............................................ $146.74  $141.41
Occupancy percentage..........................................    78.5%    78.2%
REVPAR........................................................ $115.13  $110.57
REVPAR % change...............................................     4.1%     --

--------
(1) Consists of 84 properties owned, directly or indirectly, by us for the entire 1999 and 1998 fiscal years, respectively, after giving effect to adjustments to remove two properties where significant expansion at the hotels affected operations for the 1999 and 1998 fiscal years. These properties, for the respective periods, represent the "comparable properties."

  The chart below presents some performance information for our hotels:

                                                     1999(1)    1998     1997
                                                     -------  --------  -------
Number of properties................................     121     126(2)      95
Number of rooms.....................................  57,086  58,445(2)  45,718
Average daily rate.................................. $149.51  $ 140.36  $133.74
Occupancy percentage................................    77.7%     77.7%    78.4%
REVPAR.............................................. $116.13  $ 109.06  $104.84

--------
(1) The property statistics and operating results include operations for the Minneapolis/Bloomington Marriott, the Saddle Brook Marriott, Marriott's Grand Hotel Resort and Golf Club, the Ritz-Carlton, Boston, and the El Paso Marriott, which were sold at various times throughout 1999, through the date of sale.
(2) Number of properties and rooms is as of December 31, 1998 and includes 25 properties (9,965 rooms) acquired in that month.

  The following table presents full service hotel information by geographic region for 1999:

                                                       Year Ended December 31,
                            As of December 31, 1999            1999(1)
                            ------------------------ ---------------------------
                                                               Average
                             Number   Average Number  Average   Daily
Geographic Region           of Hotels of Guest Rooms Occupancy   Rate    REVPAR
-----------------           --------- -------------- --------- -------- --------
Atlanta....................     11         486         74.7%   $ 148.78 $ 111.12
Florida....................     12         531         77.1      149.75   115.51
Mid-Atlantic...............     17         364         75.8      132.80   100.69
Midwest....................     14         358         76.6      132.19   101.24
New York...................     10         716         84.0      203.16   170.70
Northeast..................     11         390         77.4      140.99   109.07
South Central..............     19         497         76.2      123.25    93.89
Western....................     27         491         78.2      154.26   120.60
                               ---
Average--All regions.......    121         472         77.7      149.51   116.13
                               ===

--------
(1) The property statistics and operating results include operations for the Minneapolis/Bloomington Marriott, the Saddle Brook Marriott, Marriott's Grand Hotel Resort and Golf Club, the Ritz-Carlton, Boston, and the El Paso Marriott, all sold at various times throughout 1999, through the date of applicable sale.

  Prior to 1997, we divested virtually all of our limited-service hotel properties through the sale and leaseback of 53 Courtyard properties and 18 Residence Inn properties. The Courtyard and Residence Inn properties are subleased to subsidiaries of Crestline under sublease agreements and are managed by Marriott International under long-term management agreements. During 1999, limited-service properties represented less than 1% of our EBITDA from hotel properties. Lease revenues for the 71 properties that we sub-lease are reflected in our revenues in 1999, while gross property-level sales were reflected previous to that.

  The following table sets forth as of March 1, 2000, the location and number of rooms relating to each of our 122 hotels. All of the properties are leased to a subsidiary of Crestline and operated under Marriott brands by Marriott International, unless otherwise indicated.

Location                           Rooms
--------                           -----
Arizona
 Mountain Shadows Resort..........   337
 Scottsdale Suites................   251
 The Ritz-Carlton, Phoenix........   281
California
 Coronado Island Resort(1)(2).....   300
 Costa Mesa Suites................   253
 Desert Springs Resort and Spa....   884
 Fullerton(2).....................   224
 Hyatt Regency, Burlingame(3).....   793
 Manhattan Beach(1)(2)(4)(6)......   380
 Marina Beach(1)(2)...............   368
 Newport Beach....................   570
 Newport Beach Suites.............   250
 Ontario Airport(4)(6)............   299
 Sacramento Airport(2)(3)(7)......    85
 San Diego Marriott Hotel and
  Marina(2)(6).................... 1,355
 San Diego Mission Valley(6)(7)...   350
 San Francisco Airport............   684
 San Francisco Fisherman's
  Wharf(4)........................   285
 San Francisco Moscone Center(2).. 1,498
 San Ramon(2).....................   368
 Santa Clara(2)...................   754
 The Ritz-Carlton, Marina del
  Rey(2)..........................   306
 The Ritz-Carlton, San Francisco..   336
 Torrance.........................   487
Colorado
 Denver Southeast(2)..............   595
 Denver Tech Center(1)............   625
 Denver West(2)...................   307
 Marriott's Mountain Resort at
  Vail(1).........................   349
Connecticut
 Hartford/Farmington..............   380
 Hartford/Rocky Hill(2)...........   251
Florida
 Fort Lauderdale Marina(2)........   580
 Harbor Beach Resort(2)(5)(6).....   624
 Jacksonville(2)(4)...............   256
 Miami Airport(2).................   782
 Miami Biscayne Bay(2)............   605
 Orlando World Center............. 1,503
 Palm Beach Gardens(4)............   279
 Singer Island Holiday Inn(3).....   222
 Tampa Airport(2).................   295
 Tampa Waterside..................   717
 Tampa Westshore(2)...............   309
 The Ritz-Carlton, Amelia Island..   449
 The Ritz-Carlton, Naples.........   463
Georgia
 Atlanta Marriott Marquis(6)...... 1,671
 Atlanta Midtown Suites(2)........   254
 Atlanta Norcross.................   222
 Atlanta Northwest................   400
 Atlanta Perimeter(2).............   400
 Four Seasons, Atlanta(3).........   246

Location                            Rooms
--------                            -----
Georgia (Continued)
 Grand Hyatt, Atlanta(3)...........   439
 JW Marriott Hotel at Lenox(2).....   371
 Swissotel, Atlanta(3).............   348
 The Ritz-Carlton, Atlanta(2)......   447
 The Ritz-Carlton, Buckhead........   553
Illinois
 Chicago/Deerfield Suites..........   248
 Chicago/Downers Grove Suites......   254
 Chicago/Downtown Courtyard........   334
 Chicago O'Hare(2).................   681
 Chicago O'Hare Suites(2)..........   256
 Swissotel, Chicago(3).............   630
Indiana
 South Bend(2).....................   300
Louisiana
 New Orleans....................... 1,290
Maryland
 Bethesda(2).......................   407
 Gaithersburg/Washingtonian
  Center...........................   284
Massachusetts
 Boston/Newton.....................   430
 Hyatt Regency, Cambridge(3).......   469
 Swissotel, Boston(3)..............   498
Michigan
 The Ritz-Carlton, Dearborn........   308
 Detroit Livonia...................   224
 Detroit Romulus...................   245
 Detroit Southfield................   226
Minnesota
 Minneapolis City Center(2)........   583
 Minneapolis Southwest(6)(7).......   320
Missouri
 Kansas City Airport(2)............   382
New Hampshire
 Nashua............................   251
New Jersey
 Hanover...........................   353
 Newark Airport(2).................   590
 Park Ridge(2).....................   289
New Mexico
 Albuquerque(2)....................   411
New York
 Albany(6)(7)......................   359
 New York Marriott Financial
  Center...........................   504
 New York Marriott Marquis(2)...... 1,919
 Marriott World Trade Center
  (1)(2)...........................   820
 Swissotel, The Drake(3)...........   494
North Carolina
 Charlotte Executive Park(4).......   298
 Greensboro/Highpoint(2)...........   299
 Raleigh Crabtree Valley...........   375
 Research Triangle Park............   224
Ohio
 Dayton............................   399
Oklahoma
 Oklahoma City.....................   354
 Oklahoma City Waterford(1)(4)(6)..   197

Location                         Rooms
--------                         -----
Oregon
 Portland.......................   503
Pennsylvania
 Four Seasons, Philadelphia(3)..   365
 Philadelphia Convention
  Center(2)(6).................. 1,410
 Philadelphia Airport(2)........   419
 Pittsburgh City
  Center(1)(2)(4)(6)............   400
Tennessee
 Memphis(1)(2)..................   403
Texas
 Dallas/Fort Worth Airport......   492
 Dallas Quorum(2)...............   547
 Houston Airport(2).............   566
 Houston Medical Center(2)......   386
 JW Marriott Houston............   503
 Plaza San Antonio(1)(2)(4).....   252
 San Antonio Rivercenter(2).....   999
 San Antonio Riverwalk(2).......   500
Utah
 Salt Lake City(2)..............   510

Location                       Rooms
--------                       ------
Virginia
 Dulles Airport(2)............    370
 Fairview Park(2).............    395
 Hyatt Regency, Reston(3).....    514
 Key Bridge(2)................    588
 Norfolk Waterside(2)(4)......    404
 Pentagon City Residence Inn..    300
 The Ritz-Carlton, Tysons
  Corner(2)...................    397
 Washington Dulles Suites.....    254
 Westfields(1)................    335
 Williamsburg(1)..............    295
Washington
 Seattle SeaTac Airport.......    459
Washington, DC
 Washington Metro Center(1)...    456
Canada
 Calgary(1)...................    380
 Toronto Airport(6)...........    423
 Toronto Eaton Center(2)......    459
 Toronto Delta Meadowvale(3)..    374
                               ------
TOTAL......................... 57,803
                               ======

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

Investments in Affiliated Partnerships

  The operating partnership and certain of its subsidiaries also manage our partnership investments and conduct the partnership services business. As previously discussed, in connection with the REIT conversion, the non-controlled subsidiaries were formed to hold various assets. The direct ownership of those assets by us or the operating partnership could jeopardize our status as a REIT or the operating partnership's treatment as a partnership for federal income tax purposes. Substantially all our general and limited partner interests in partnerships owning 209 limited-service hotels were held by the non-controlled subsidiaries at year end. Additionally, of the 20 full-service hotels in which we had general and limited partner interests 13 were acquired by the operating partnership, two were sold, four were transferred to the non-controlled subsidiary and one was retained. We executed a definitive agreement regarding litigation for seven of these limited pantherships subsequent to year end. See "--Legal Proceedings" below.

  The managing general partner of the partnership is responsible for the day-to-day management of the partnership operations, which generally includes payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. As the general partner, we are reimbursed for the cost of providing these services subject to limitations in certain cases.

  The partnership hotels are currently operated under management agreements with Marriott International or its subsidiaries. As the general partner, we oversee and monitor Marriott International and its subsidiaries' performance pursuant to these agreements.

  Cash distributions provided from these partnerships including distributions related to partnerships sold, transferred or acquired in 1998 are tied to the overall performance of the underlying properties and the overall level of debt. There were no distributions in 1999. Distributions from these partnerships to us were $2 million in 1998 and $5 million in 1997. All debt of these partnerships is nonrecourse to us and our subsidiaries, except that we are contingently liable under various guarantees of debt obligations of certain of the limited-service partnerships.

Marketing

  As of March 1, 2000, 99 of our 122 hotel properties were managed by subsidiaries of Marriott International as Marriott or Ritz-Carlton brand hotels. Ten of the 23 remaining hotels are operated as Marriott brand hotels under franchise agreements with Marriott International. The remaining hotels are managed primarily by Hyatt, Four Seasons, and Swissotel. In addition, we are currently converting the resort property in Singer Island, Florida to the Hilton brand, which is expected to be completed April 1, 2000.

  We believe that our properties will continue to enjoy competitive advantages arising from their participation in the Marriott, Ritz-Carlton, Hyatt, Four Seasons, Swissotel, and Hilton hotel systems. The national marketing programs and reservation systems of each of these managers, as well as the advantages of strong customer preference for these upper-upscale and luxury brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business is enhanced by guest rewards programs offered by Marriott, Hyatt, Swissotel, and Hilton. For example, the Marriott Rewards program membership includes more than 7.5 million members.

  Each of the managers maintain national reservation systems that provide reservation agents with complete descriptions of the rooms available and up-to-date rate information from the properties. Marriott's reservation system also features connectivity to airline reservation systems, providing travel agents with access to available rooms inventory for all Marriott and Ritz-Carlton lodging properties. In addition, software at Marriott's centralized reservations centers enables agents to immediately identify the nearest Marriott or Ritz-Carlton brand property with available rooms when a caller's first choice is fully occupied. Our website (www.hostmarriott.com) currently permits users to connect to the Marriott, Ritz-Carlton, Hyatt, Four Seasons, and Swissotel reservation systems to reserve rooms in our hotels.

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

Segment               Representative Participants
-------               ---------------------------
Luxury Full-Service   Ritz-Carlton; Four Seasons
Upscale Full-Service  Crown Plaza; Doubletree; Hyatt; Hilton; Marriott Hotels, Resort and Suites; Radisson;
                      Renaissance; Sheraton; Swissotel; Westin; Wyndham

Seasonality

  Our hotel revenues have traditionally experienced significant seasonality. Additionally, hotel revenues in the fourth quarter reflect sixteen weeks of results compared to twelve weeks for the first three quarters of the fiscal year. Average hotel sales by quarter over the three years 1997 through 1999 for our lodging properties are as follows:

         First Quarter      Second Quarter       Third Quarter       Fourth Quarter
         -------------      --------------       -------------       --------------
              22%                 23%                  22%                 33%

Other Real Estate Investments

  We have lease and sublease activity relating primarily to Host Marriott's former restaurant operations. Additionally, we have lease activity related to certain office space that we own in Atlanta, Chicago, and San Francisco which is included in other revenues in our statements of operations. Prior to the REIT conversion, we owned 12 undeveloped parcels of vacant land, totaling approximately 83 acres, originally purchased primarily for the development of hotels or senior living communities. These parcels are now owned by one of the non-controlled subsidiaries.

Employees

  We are managed by our Board of Directors and we have no employees who are not employees of the operating partnership.

  Currently, the operating partnership has approximately 188 management employees, and approximately 15 other employees which are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. We believe that we and our managers have good relations with labor unions and have not experienced any material business interruptions as a result of labor disputes.

Environmental and Regulatory Matters

  Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for any such costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us.

The Leases

  In order for us to qualify as a REIT for federal income tax purposes we may not operate the hotels or related properties. Accordingly, we lease the hotels to lessees, which are primarily wholly owned indirect subsidiaries of Crestline. The following is a brief summary of the general terms of the leases a form of which has been filed with the Commission.

  . Lessees. There generally is a separate lessee for each hotel or group of hotels that is owned by a separate subsidiary of the operating partnership. Each lessee is a Delaware limited liability company, whose purpose is limited to acting as lessee under the applicable lease(s). For those hotels where it is the manager, Marriott International or a subsidiary has a noneconomic membership interest in the lessee entitling it to certain voting rights but no economic rights. The operating agreements for such lessees provide that the Crestline member of the lessee has full control over the management of the business of the lessee, except with respect to specific decisions for which the consent of both members are required. Upon any termination of the applicable management agreement, these special voting rights of Marriott International or its subsidiary will cease.

  . Lease Terms. Each lease has a fixed term ranging generally from seven to ten years (depending upon the lease), subject to earlier termination upon the occurrence of specified contingencies described in the lease. Effective November 15, 1999, we amended substantially all of our leases with Crestline to give Crestline the right to renew each of these leases for up to four additional terms of seven years each at a fair rental value, to be determined either by agreement between us and Crestline or through arbitration at the time the renewal option is exercised. Crestline is under no obligation to exercise these renewal options, and we have the right to terminate the renewal options during time periods specified in the amendments. In addition, the amendments provide that the fair rental value payable by us to Crestline in connection with the purchase of a lease as described above does not include any amounts relating to any renewal period. Therefore, the fair rental value of a lease after expiration of the initial term for such lease would be zero.

  . Termination of the Leases upon Changes in Tax Laws. In the event that changes in the federal income tax laws such as those included in the REIT Modernization Act allow the lessors, or subsidiaries or affiliates of the lessors, to directly operate the hotels without jeopardizing our status as a REIT, the lessors have the right to terminate all, but not less than all, of the leases (excluding leases of hotels that must still be leased following the tax law change) in return for paying the lessees the fair market value of the remaining terms of the leases.

  . Minimum Rent; Percentage Rent. Each lease requires the lessee to pay minimum rent in a fixed dollar amount specified in each lease per annum plus to the extent it exceeds minimum rent, percentage rent based upon specified percentages of aggregate sales from the applicable hotel, including room sales, food and beverage sales and other income in excess of specified thresholds. The amount of minimum rent and the percentage rent thresholds are to be adjusted each year. The annual adjustment with respect to minimum rent equals a percentage of any increase in the Consumer Price Index during the previous twelve months. Neither minimum rent nor percentage rent thresholds will be decreased because of the annual adjustment.

  . Lessee Expenses. Each lessee is responsible for paying all of the expenses of operating the applicable hotel(s), including all personnel costs, utility costs and general repair and maintenance of the hotel(s). The lessee also is responsible for all fees payable to the applicable manager, including base and incentive management fees, chain services payments and franchise or system fees, with respect to periods covered by the term of the lease. The lessee is not obligated to bear the cost of any capital improvements or capital repairs to the hotels or the other expenses borne by the lessor, as described below.

  . Lessor Expenses. The lessor is responsible for the following expenses: real estate taxes, personal property taxes, casualty insurance on the structures, ground lease rent payments, required expenditures for furniture, fixtures and equipment ("FF&E") and capital expenditures. The consent of the lessor is required for any capital expenditures or a change in the amount of the FF&E reserve payment.

  . Crestline Guarantee. Crestline and some of its subsidiaries have entered into a limited guarantee of the lease and management agreement obligations of each lessee. For each of four identified "pools" of hotels, the cumulative limit of the guarantee at any time is 10% of the aggregate rents under all leases in such pool paid with respect to the preceding thirteen full accounting periods (with an annualized amount based upon the minimum rent for those leases that have not been in effect for thirteen full accounting periods). In the event of a payment default under any lease or failure of Crestline to maintain specified minimum net worth or debt service coverage ratios, the obligations under the guarantees of leases in each pool are secured by excess cash flow of each lessee in such pool. Such excess cash flow will be collected, held in a cash collateral account, and disbursed in accordance with agreed cash management procedures.

  . Working Capital. Each lessor sold the existing working capital (including Inventory and Fixed Asset Supplies (as defined in the Uniform System of Accounts for Hotels) and receivables due from the manager, net of accounts payable and accrued expenses) to the applicable lessee upon the commencement of the lease at a price equal to the fair market value of such assets. The purchase price was represented by a note evidencing a loan that bears interest at a rate per year equal to the "long-term applicable federal rate" in effect on the commencement of the lease. Interest owed on the working capital loan is due simultaneously with each periodic rent payment and the amount of each payment of interest will be credited against such rent payment. The principal amount of the working capital loan will be payable upon termination of the lease.

  . Termination of Leases upon Disposition of Full Service Hotels. In the event the applicable lessor enters into an agreement to sell or otherwise transfer any full-service hotel free and clear of the applicable lease, the lessor must pay the lessee a termination fee equal to the fair market value of the lessee's leasehold interest in the remaining term of the lease. Alternatively, the lessor would be entitled to substitute a comparable hotel or hotels for any hotel that is sold or sell the hotel subject to the lease subject to the lessee's reasonable approval. In addition, the lessors collectively and the lessees collectively each have the right to terminate up to 12 leases without being required to pay any fee or other compensation as a result of such termination, but the lessors are permitted to exercise such right only in connection with sales of hotels to an unrelated third party or the transfer of a hotel to a joint venture in which the operating partnership does not have a two-thirds or greater interest. We have received notices of termination from Crestline on five leases, with effective dates ranging from March through June 2000, which we are currently negotiating. We expect to be able to obtain replacement leases for these leases without material impact to our future operations.

  . Assignment of Lease. A lessee is permitted to sublet all or part of the hotel or assign its interest under its lease, without the consent of the lessor, to any wholly owned and controlled single purpose subsidiary of Crestline, provided that Crestline continues to meet the minimum net worth test and all other requirements of the lease. Transfers to other parties are permitted if approved by the lessor.

  . Subordination to Qualifying Mortgage Debt. The rights of each lessee are expressly subordinate to qualifying mortgage debt and any refinancing thereof.

  . Personal Property Limitation. If a lessor reasonably anticipates that the average tax basis of the items of the lessor's FF&E and other personal property that are leased to the applicable lessee will exceed 15% of the aggregate average tax basis of the real and personal property subject to the applicable lease the lessor would acquire any replacement FF&E that would cause the applicable limits to be exceeded, and immediately thereafter the lessee would be obligated either to acquire such excess FF&E from the lessor or to cause a third party to purchase such FF&E. The annual rent under the applicable lease would then be reduced in accordance with a formula based on market leasing rates for the excess FF&E. Beginning January 1, 2001, the average aggregate fair market values of both real and personal property will be used for purposes of determining rents from real property as opposed to the aggregate tax bases.

  . Change in Manager. A lessee is permitted to change the manager or the brand affiliation of a hotel only with the approval of the applicable lessor, which approval may not be unreasonably withheld.

The Management Agreements

  All of our hotels are subject to management agreements for the operation of the properties. The original terms of the management agreements are generally 15 to 20 years in length with multiple optional renewal terms. The following is a brief summary of the general terms of the management agreements a form of which has been filed with the Commission. The lessees lease the hotels from the operating partnership or its subsidiaries. Upon leasing the hotels, the lessees assumed substantially all of the obligations of such subsidiaries under the management agreements between those entities and the subsidiaries of Marriott International and other companies that currently manage the hotels. As a result of their assumptions of obligations under the management agreements, the lessees have substantially all of the rights and obligations of the "owners" of the hotels under the management agreements for the period during which the leases are in effect (including the obligation to pay the management and other fees thereunder) and hold the operating partnership harmless with respect thereto. The subsidiaries of the operating partnership remain liable for all obligations under the management agreements.

  . General. Under each management agreement related to a Marriott International-managed hotel, the manager provides complete management services to the applicable lessees in connection with its management of such lessee's hotels.

  . Operational services. The managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishment of all room rates, the processing of reservations, procurement of inventories, supplies and services, periodic inspection and consultation visits to the hotels by the managers' technical and operational experts and promotion and publicity of the hotels. The manager receives compensation from the lessee in the form of a base management fee and an incentive management fee, which are normally calculated as percentages of gross revenues and operating profits, respectively.

  . Executive supervision and management services. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; provide other administrative and accounting support services, such as planning and policy services, financial planning, divisional financial services, risk planning services, product planning and development, employee planning, corporate executive management, legislative and governmental representation and certain in-house legal services; and protect the "Marriott" trademark and other tradenames and service marks. The manager also provides a national reservations system.

  . Chain services. The management agreements require the manager to furnish chain services that are furnished generally on a central or regional basis to hotels in the Marriott hotel system. Such services include: (1) the development and operation of computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation costs of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group level. Costs and expenses incurred in providing such services are allocated among all hotels in the Marriott hotel system managed by the manager or its affiliates and each applicable lessee is required to reimburse the manager for its allocable share of such costs and expenses.

  . Working capital and fixed asset supplies. The lessee is required to maintain working capital for each hotel and fund the cost of fixed asset supplies, which principally consist of linen and similar items. The applicable lessee also is responsible for providing funds to meet the cash needs for the operations of the hotels if at any time the funds available from operations are insufficient to meet the financial requirements of the hotels.

  . Use of affiliates. The manager employs the services of its affiliates to provide certain services under the management agreements. Certain of the management agreements provide that the terms of any such employment must be no less favorable to the applicable lessee, in the reasonable judgment of the manager, than those that would be available from the manager.

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

  . Building alterations, improvements and renewals. The management agreements require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. Such estimate must be submitted to the lessor and the lessee for their approval. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager's reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition or in accordance with Marriott standards. The cost of the foregoing is paid from the FF&E reserve account; to the extent that there are insufficient funds in such account, the operating partnership is required to pay any shortfall.

  . Service marks. During the term of the management agreements, the service mark, such as "Marriott" and other symbols, logos and service marks currently used by the manager and its affiliates, may be used in the operation of the hotels. Marriott International (or its applicable affiliates), Hyatt, Swissotel, and Four Seasons intend to retain their legal ownership of these marks. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

  . Termination fee. Certain of the management agreements provide that if the management agreement is terminated prior to its full term due to casualty, condemnation or the sale of the hotel, the manager would receive a termination fee as specified in the specific management agreement. Under the leases, the responsibility for the payment of any such termination fee as between the lessee and the lessor depends upon the cause for such termination.

  . Termination for failure to perform. Most of the management agreements may be terminated based upon a failure to meet certain financial performance criteria, subject to the manager's right to prevent such termination by making specified payments to the lessee based upon the shortfall in such criteria.

  Assignment of management agreements. The management agreements applicable to each hotel have been assigned to the applicable lessee for the term of the lease of such hotel. The lessee is obligated to perform all of the obligations of the lessor under the management agreement during the term of its lease, other than specified retained obligations including, without limitation, payment of real property taxes, property casualty insurance and ground rent, and maintaining a reserve fund for FF&E replacements and capital expenditures, for which the lessor retains responsibility. Although the lessee has assumed obligations of the lessor under the management agreement, the lessor is not released from its obligations and, if the lessee fails to perform any obligations, the manager will be entitled to seek performance by or damages from the lessor. If the lease is terminated for any reason, any new or successor lessee must meet certain requirements for an approved lessee or otherwise be acceptable to Marriott International.

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

  We entered into a noncompetition agreement with Marriott International that defines our rights and obligations with respect to certain businesses operated by each of us. Crestline became an additional party to this agreement at the time its shares were distributed to our stockholders. At that time, we also entered into an agreement with Crestline under which we agreed with Crestline about the allocation between us of the rights to engage in certain activities permitted under the agreement with Marriott International. In general, until October 8, 2000, we and our subsidiaries are prohibited from entering into or acquiring any business that competes with the hotel management business (i.e., managing, operating or franchising full-service or limited-service hotels) as conducted by Marriott International. Pursuant to this agreement, we cannot (1) operate any hotel under a common name with any other hotel we operate or with any hotel operated by Crestline, (2) have a manager (other than Marriott International or one of its affiliates) manage any limited-service hotel for us under a common name with any other limited-service hotel managed by such manager for use or for Crestline, (3) have a manager (other than Marriott International or one of affiliates manage more than the greater (a) 10 full-service hotels under a common name which is a brand other than "Delta," "Four Seasons," "Holiday Inn," "Hyatt" and Swissotel" (the "Existing Brands") or (b) 25% of any system operated by such manager under a common name which is not an Existing Brand, (4) have a manager (other than Marriott International or one of its affiliates) manage more than the greater of (a) 5 full-service hotels under a common name which is an Existing Brand or (b) 12.5% of any system operated by such manager under a common name which is an Existing Brand, (5) franchise as franchisor any limited-service hotel under a common name with any other limited-service hotel for which we or Crestline is a franchisor or (6) franchise as franchisor more than 10 full-service hotels under a common name.

Risk Factors

  The following risk factors should be considered by prospective investors who should carefully consider the material described below.

Risks of ownership of our common stock

  There are limitations on the acquisition of our common stock and changes in control. Our charter and bylaws, the partnership agreement of the operating partnership, our shareholder rights plan and the Maryland General Corporation Law contain a number of provisions that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

    Ownership limit. The 9.8% ownership limit described under "--Possible adverse consequences of limits on ownership of our common stock" below may have the effect of precluding a change in control of us by a third party without the consent of our Board of Directors, even if such change in control would be in the interest of our shareholders, and even if such change in control would not reasonably jeopardize our REIT status.

    Staggered board. Our charter provides that our Board of Directors will consist of eight members and can be increased or decreased after that according to our bylaws, provided that the total number of directors is not less than three nor more than 13. Pursuant to our bylaws, the number of directors will be fixed by our Board of Directors within the limits in our charter. Our Board of Directors is divided into three classes of directors. Directors for each class are chosen for a three-year term when the term of the current class expires. The staggered terms for directors may affect shareholders' ability to effect a change in control of us, even if a change in control would be in the interest of our shareholders.

    Removal of board of directors. Our charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than our common stock, directors may be removed only for cause and only by the affirmative vote of shareholders holding at least two-thirds of our outstanding shares entitled to be cast for the election of directors. Vacancies on the Board of Directors may be filled by the concurring vote of a majority of the remaining directors and, in the case of a vacancy resulting from the removal of a director by the shareholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

    Preferred shares; classification or reclassification of unissued shares of capital stock without shareholder approval. Our charter provides that the total number of shares of stock of all classes which we have authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 8,160,000 have been issued. Our Board of Directors has the authority, without a vote of shareholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, our Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of our common stock.

    Consent rights of the limited partners. Under the partnership agreement of the operating partnership, we generally will be able to merge or consolidate with another entity with the consent of partners holding percentage interests that are more than 50% of the aggregate percentage interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by us, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as our shareholders. We, as holder of a majority of the limited partnership interests, would be able to control the vote. Under our charter, holders of at least two-thirds of our outstanding shares of common stock generally must approve the merger or consolidation.

    Maryland business combination law. Under the Maryland General Corporation Law, specified "business combinations," including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation's then outstanding shares, or an "interested shareholder," or an affiliate of the interested shareholder are prohibited for five years after the most recent date in which the interested shareholder becomes an interested shareholder. Thereafter, any such business combination must be approved by 80% of outstanding voting shares, and by two-thirds of voting shares other than voting shares held by an interested shareholder unless, among other conditions, the corporation's common shareholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder. We are subject to the Maryland business combination statute.

    Maryland control share acquisition law. Under the Maryland General Corporation Law, "control shares" acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror and by officers or directors who are employees of the corporation. "Control shares" are voting shares which, if aggregated with all other such shares previously acquired by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A "control share acquisition" means the acquisition of control shares, subject to specified exceptions. We are subject to these control share provisions of Maryland law, subject to an exemption for Marriott International pursuant to its purchase right. See "Risks of Ownership of Our Common Stock--Marriott International purchase right."

    Merger, consolidation, share exchange and transfer of our assets. Pursuant to our charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer our assets within the meaning of the Maryland General Corporation Law if approved (1) by our Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by our shareholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of us with or into a trust organized for the purpose of changing our form of organization from a corporation to a trust requires only the approval of our shareholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specific mergers without a vote of shareholders and a share exchange is only required to be approved by a Maryland successor by its Board of Directors. Our voluntary dissolution also would require approval of shareholders holding two-thirds of all the votes entitled to be cast on the matter.

    Amendments to our charter and bylaws. Our charter contains provisions relating to restrictions on transferability of our common stock, the classified Board of Directors, fixing the size of our Board of Directors within the range set forth in Host Marriott's charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the Board of Directors and approved by our shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our charter and bylaws provide that directors have the exclusive right to amend our bylaws. Amendments of this provision of our charter also would require action of our Board of Directors and approval by shareholders holding two-thirds of all the votes entitled to be cast on the matter.

    Marriott International purchase right. As a result of our spin-off of Marriott International in 1993, Marriott International has the right to purchase up to 20% of each class of our outstanding voting shares at the then fair market value when specific change of control events involving us occur, subject to specified limitations to protect our REIT status. The Marriott International purchase right may have the effect of discouraging a takeover of us, because any person considering acquiring a substantial or controlling block of our common stock will face the possibility that its ability to obtain or exercise control would be impaired or made more expensive by the exercise of the Marriott International purchase right.

    Shareholder rights plan. We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a newly created series of junior preferred shares, subject to our Ownership Limit. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 20% or more of our outstanding common stock. The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

  There are possible adverse consequences of limits on ownership of our common stock. To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include some entities. In addition, a person who owns, directly or by attribution, 10% or more of an interest in a tenant of ours, or a tenant of any partnership in which we are a partner, cannot own, directly or by attribution, 10% or more of our shares without jeopardizing our qualification as a REIT. Primarily to facilitate maintenance of its qualification as a REIT for federal income tax purposes, the ownership limit under Host Marriott's charter will prohibit ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group of more than 9.8% of the issued and outstanding shares of our common stock, subject to an exception for shares of our common stock held prior to the REIT conversion so long as the holder would not own more than 9.9% in value of our outstanding shares, and will prohibit ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person, or persons acting as a group, of more than 9.8% of the issued and outstanding shares of any class or series of Host Marriott's preferred shares. Together, these limitations are referred to as the "ownership limit." The Board of Directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as "individuals" for purposes of the Internal Revenue Code if it is satisfied, based upon information required to be provided by the party seeking the waiver and upon an opinion of counsel satisfactory to the Board of Directors, that ownership in excess of this limit will not cause a person who is an individual to be treated as owning shares in excess of the ownership limit, applying the applicable constructive ownership rules, and will not otherwise jeopardize our status as a REIT for federal income tax purposes for example, by causing any of our tenants or any of the partnerships, including Crestline and the lessees, to be considered a "related party tenant" for purposes of the REIT qualification rules. Common stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired such common stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote such shares of common stock or to receive any proceeds from the subsequent sale thereof in excess of the lesser of the price paid therefor or the amount realized from such sale. A transfer of shares of our common stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of our common stock in excess of the ownership limit. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such transaction.

  We depend on external sources of capital for future growth. As with other REITs, but unlike corporations generally, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because we generally will have to distribute to our shareholders 95% of our taxable income in order to qualify as a REIT, including taxable income which does not generate corresponding cash. This distribution requirement will be reduced to 90% for taxable years after December 31, 2000. Our access to external capital will depend upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock. Currently, our access to external capital has been limited to the extent that our common stock is trading at what we believe is a significant discount to our estimated net asset value.

  Shares of our common stock that are or become available for sale could affect the price for our shares of common stock. Sales of a substantial number of our shares of common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. In addition, holders of OP Units who redeem their OP Units and receive our common stock will be able to sell their shares freely after they are received, unless the person is our affiliate. There are currently approximately 64.0 million OP Units outstanding, substantially all of which are currently redeemable. Further, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of our common stock reserved for options, and these shares of common stock would be available for sale in the public markets from time to time pursuant to exemptions from registration or upon registration. Moreover, the issuance of additional shares of our common stock by us in the future would be available for sale in the public markets. We can make no prediction about the effect that future sales of our common stock would have on the market price of our common stock.

  Our earnings and cash distributions will affect the market price of shares of our common stock. We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of our common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing such cash flow to shareholders, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market's expectation with regard to future earnings and cash distributions would likely adversely affect the market price of our common stock.

  Market interest rates may affect the price of shares of our common stock. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, considered as a percentage of the price of such shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of our shares to go down.

Risks of operation

  We do not control our hotel operations, and we are dependent on the managers and lessees of our hotels. Because federal income tax laws currently restrict REITs and "publicly traded" partnerships from deriving revenues directly from operating a hotel, we operate none of our hotels. Instead, we lease virtually all of our hotels to subsidiaries of Crestline which, in turn, retain managers to manage our hotels pursuant to management agreements. Thus, we are dependent on the lessees but, under the hotel leases, we have little influence over how the lessees operate our hotels. Similarly, we are dependent on the managers, principally Marriott International, but we have little influence over how the managers manage our hotels. We have very limited recourse if we believe that the hotel managers do not maximize the revenues from our hotels, which in turn will maximize the rental payments we receive under the leases. We may seek redress under most leases only if the lessee violates the terms of the lease and then only to the extent of the remedies set forth in the lease.

  Each lessee's ability to pay rent accrued under its lease depends to a large extent on the ability of the hotel manager to operate the hotel effectively and to generate gross sales in excess of its operating expenses. Our rental income from the hotels may therefore be adversely affected if the managers fail to provide quality services and amenities and competitive room rates at our hotels or fail to maintain the quality of the hotel brand names. Although the lessees have primary liability under the management agreements while the leases are in effect, we remain liable under the management agreements for all obligations that the lessees do not perform. We may terminate a lease if the lessee defaults under a management agreement, but terminating the lease could, unless another suitable lessee is found, impair our ability to qualify as a REIT for federal income tax purposes and the operating partnership's ability to qualify as a partnership for federal income tax purposes if it is a "publicly traded partnership" unless another suitable lessee is found. As described below, our inability to qualify as a REIT or the operating partnership's inability to qualify as a partnership for federal income tax purposes would have a material adverse effect on us.

  We do not control the assets held by the non-controlled subsidiaries. The operating partnership owns economic interests in several taxable corporations, which we refer to as "non-controlled subsidiaries," that hold various assets which, under our credit facility may not exceed, in the aggregate, 15% of the value of our assets. The assets held by the non-controlled subsidiaries consist primarily of interests in partnerships that own hotels that are not leased to third parties, hotels that are not leased to third parties, some FF&E used in our hotels and some international hotels. If the operating partnership owned these assets, it could jeopardize our REIT status and/or the status of the operating partnership as a partnership for federal income tax purposes. Although the operating partnership owns approximately 95% of the total economic interests of the non-controlled subsidiaries, it owns none of the voting stock of the non-controlled subsidiaries. The Host Marriott Statutory

Employee/Charitable Trust, the beneficiaries of which are (1) a trust formed for the benefit of a number of our employees and (2) the J. Willard and Alice
S. Marriott Foundation, owns all of the voting common stock, representing approximately 5% of the total economic interests in such the controlled subsidiaries. The Host Marriott Statutory Employee/Charitable Trust elects the directors who are responsible for overseeing the operations of the non-controlled subsidiaries. The directors are currently our employees, although this is not required. As a result, we have no control over the operation or management of the hotels or other assets owned by the non-controlled subsidiaries, even though we depend upon the non-controlled subsidiaries for a portion of our revenues. Also, the activities of the non-controlled subsidiaries could cause us to be in default under our principal credit facilities.

  We are dependent upon the ability of Crestline and the lessees to meet their rent obligations. The lessees' rent payments are the primary source of our revenues. Crestline guarantees the obligations of its subsidiaries under the hotel leases, but Crestline's liability is limited to a relatively small portion of the aggregate rent obligation of its subsidiaries. The ability of Crestline and each of its subsidiaries to meet its obligations under the leases will determine the amount of our revenue and our ability to meet our obligations. We have no control over Crestline or any of its subsidiaries and cannot assure you that Crestline or any of its subsidiaries will have sufficient assets, income and access to financing to enable them to satisfy their obligations under the leases or to make payments of fees under the management agreements. Although the lessees have primary liability under the management agreements while the leases are in effect, we and our subsidiaries remain liable under the management agreements for all obligations that the lessees do not perform. Because of our dependence on Crestline, our credit rating will be affected by its creditworthiness.

Our relationships with Marriott International and Crestline may result in conflicts of interest.

  Marriott International, a public hotel management company, manages a significant number of our hotels. In addition, Marriott International manages hotels that compete with our hotels. As a result, Marriott International may make decisions regarding competing lodging facilities which it manages that would not necessarily be in our best interests. J.W. Marriott, Jr. is a member of our Board of Directors and his brother, Richard E. Marriott, is our Chairman of the Board. Both J.W. Marriott, Jr. and Richard E. Marriott serve as directors, and J.W. Marriott, Jr. also serves as an officer, of Marriott International. J.W. Marriott, Jr. and Richard E. Marriott also beneficially own, as determined for securities law purposes, as of January 31, 2000, approximately 10.8% and 10.6%, respectively, of the outstanding shares of common stock of Marriott International. In addition, J.W. Marriott, Jr. and Richard E. Marriott own, as of January 31, 2000, approximately 5.1% and 4.8% , respectively, of the outstanding shares of common stock of Crestline. Neither J.W. Marriott, Jr. or Richard E. Marriott serves as an officer or director of Crestline. As a result, J.W. Marriott, Jr. and Richard E. Marriott have potential conflicts of interest as our directors when making decisions regarding Marriott International, including decisions relating to the management agreements involving the hotels, Marriott International's management of competing lodging properties and Crestline's leasing and other businesses.

  Both our Board of Directors and the Board of Directors of Marriott International follow appropriate policies and procedures to limit the involvement of Messrs. J.W. Marriott, Jr. and Richard E. Marriott in conflict situations, including requiring them to abstain from voting as directors of either us or Marriott International or our or their subsidiaries on matters which present a conflict between the companies. If appropriate, these policies and procedures will apply to other directors and officers.

  When the leases expire or terminate, we might not be able to find other lessees. Our current hotel leases have terms generally ranging from seven to ten years. We cannot assure that when our leases expire, our hotels will be re-leased to the current lessees, or if re-leased, will be re-leased on terms favorable to us. If our hotels are not re-leased, we will be required to find other lessees who meet the requirements of the management agreements and of the federal income tax rules that govern REITs. We have received notices of termination from Crestline on five leases, with effective dates ranging from March through June 2000. We are in the process of finding new lessees for these hotels, and we expect to be able to obtain replacement leases for these leases without material impact to our future operations. We cannot assure you that we will be able to find satisfactory lessees or that the terms of any new leases would be favorable. If we fail to find satisfactory lessees:

  .  we could lose our REIT status;

  . the operating partnership would be taxed as a "C" corporation if it is a "publicly traded partnership," which would require us and the operating partnership to pay substantial federal income taxes;

  . the operating partnership would be required to distribute more cash to us and other equity holders to enable us to meet our tax burden; and

  . it could adversely affect our and the operating partnership's ability to raise additional capital.

  Failure to enter leases on satisfactory terms could also result in reduced cash available for debt service and distributions to shareholders.

  We have substantial indebtedness. Our degree of leverage could affect our ability to:

  . obtain financing in the future for working capital, capital expenditures, acquisitions, development or other general business purposes;

  .  undertake financings on terms and conditions acceptable to us;

  .  pursue our acquisition strategy; or

  . compete effectively or operate successfully under adverse economic conditions.

  We have a policy of incurring debt only if, immediately following the incurrence, our debt-to-total market capitalization ratio on a pro forma basis would be 60% or less. Our debt-to-total market capitalization ratio was approximately 69% as of December 31, 1999. If our total market capitalization does not change, we would have to waive or change our debt policy to incur additional indebtedness. Our debt-to-total market capitalization ratio has increased primarily because of a general decline in the market valuation of the stock of lodging companies, including our stock. As a result of this decline, our Board of Directors may reconsider whether our debt incurrence policy should be linked to another measure of value instead of total market capitalization.

  If our cash flow and working capital is not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

  .  the sale of equity;

  .  the refinancing of all or part of our indebtedness;

  .  the incurrence of additional permitted indebtedness; or

  .  the sale of assets.

  We cannot assure you that any of these sources of funds would be available in amounts sufficient for us to meet our obligations or fulfill our business plans. Additionally, our debt contains certain performance related covenants which, if not achieved, could require immediate repayment of the debt or significantly increase the rate of interest on the debt.

  There is no limitation on the amount of debt we may incur. There are no limitations in our or the operating partnership's organizational documents that limit the amount of indebtedness that we may incur. However, our existing debt instruments contain restrictions on the amount of indebtedness that we may incur. Accordingly, our Board of Directors could alter or eliminate our 60% policy without shareholder approval to the extent permitted by our debt agreements. If this policy were changed, we could become more highly leveraged, which would increase our debt service payments and adversely affect our cash flow and our ability to service our debt and make distributions to our shareholders.

  Our leases and management agreements could impair the sale or other disposition of our hotels. Under each lease with a subsidiary of Crestline, we generally must purchase a lease if we want to terminate the lease prior to the expiration of its term. We must purchase the lease even if we are terminating the lease because of a change in the federal income tax laws that either would make continuation of the lease jeopardize our status as a REIT or would enable us to operate our hotels directly ourselves. The REIT Modernization Act will allow us to lease the hotels to a "taxable REIT subsidiary" after December 31, 2000. See "--REIT Modernization Act Changes to REIT asset tests" below. At the present time, no decision has been made regarding whether a taxable REIT subsidiary would be formed and, if so, whether it would purchase any of the leases from a Crestline subsidiary. The purchase price generally will be equal to the fair market value of the lessee's leasehold interest in the remaining term of the lease, which could be a significant amount. In addition, if we decide to sell a hotel, we may be required to terminate its lease, and the payment of the purchase price under such circumstances could impair our ability to sell the hotel and would reduce the net proceeds of any sale.

  Under the terms of the management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance, refinance or sell any of the properties managed by Marriott International or another manager may, depending upon the structure of such transactions, require the manager's consent. If Marriott International or any other manager did not consent, we would be prohibited from financing, refinancing or selling the property without breaching the management agreement.

  Our rental revenues from hotels are subject to the prior rights of lenders. The mortgages on some of our hotels require that rent payments under the leases on the hotels be used first to pay the debt service on the mortgage loans. Consequently, only the cash flow remaining after debt service on those mortgage loans will be available to satisfy other obligations, including property taxes and insurance, FF&E reserves for the hotels and capital improvements, and to make distributions to our shareholders.

  The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels. For reasons relating to federal income tax considerations of the former owners of some of our hotels, we agreed to restrictions on selling some hotels or repaying or refinancing the mortgage debt on those hotels for varying periods depending on the hotel. We anticipate that, in specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions. As a result, even if it were in our best interests to sell or refinance the mortgage debt on these hotels, it may be difficult or impossible to do so during their respective lock-out periods.

  Our ground lease payments may increase faster than the rent revenues we receive on the hotels. As of December 31, 1999, we leased 53 of our hotels pursuant to ground leases. These ground leases generally require increases in ground rent payments every five years. Our ability to make distributions to shareholders could be adversely affected to the extent that the rents payable by the lessees under the leases do not increase at the same or a greater rate as the increases under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which could result in a lower sales price.

  New acquisitions may fail to perform as expected or we may be unable to make acquisitions on favorable terms. We intend to acquire additional full-service hotels. Newly acquired properties may fail to perform as expected, which could adversely affect our financial condition. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. We expect to acquire hotels with cash from secured or unsecured financings and proceeds from offerings of equity or debt, to the extent available. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. Competition for attractive investment opportunities may increase prices for hotel properties, thereby decreasing the potential return on our investment. In addition, in order to maintain our status as a REIT, we must lease virtually all of the properties we acquire. We cannot guarantee that the leases for newly acquired hotels will be as favorable to us as the existing leases. Under the REIT Modernization Act, however, we would be permitted to lease any newly acquired hotels to a taxable REIT subsidiary after December 31, 2000.

  The seasonality of the hotel industry may affect the ability of the lessees to make timely rent payments. The seasonality of the hotel industry may, from time to time, affect either the amount of rent that accrues under the hotel leases or the ability of the lessees to make timely rent payments under the leases. A lessee's inability to make timely rent payments to us could adversely affect our financial condition and our ability to make distributions to our shareholders.

  We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition, and ability to service debt and make distributions to shareholders. In addition, there are limitations under the federal tax laws applicable to REITs and agreements that we have entered into when we acquired some of our properties that may limit our ability to recognize the full economic benefit from a sale of our assets.

  Our revenues and the value of our properties are subject to conditions affecting the lodging industry. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we will be unable to make distributions to our shareholders. Our revenues and the value of our properties are subject to conditions affecting the lodging industry. These include:

  .  changes in the national, regional and local economic climate;

  . local conditions such as an oversupply of hotel properties or a reduction in demand for hotel rooms;

  . the attractiveness of our hotels to consumers and competition from comparable hotels;

  . the quality, philosophy and performance of the managers of our hotels, primarily Marriott International;

  .  the ability of any hotel lessee to maximize rental payments;

  . changes in room rates and increases in operating costs due to inflation and other factors; and

  .  the need to periodically repair and renovate our hotels.

  Adverse changes in these conditions could adversely affect our financial performance.

  Our expenses may remain constant even if our revenue drops. The expenses of owning property are not necessarily reduced when circumstances like market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose and take the property. Our financial condition could be adversely affected by:

  .  interest rate levels;

  .  the availability of financing;

  . the cost of compliance with government regulation, including zoning and tax laws; and

  . changes in governmental regulations, including those governing usage, zoning and taxes.

  We depend on our key personnel. We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. On November 3, 1999, Terence C. Golden, our President and Chief Executive Officer, announced his resignation effective in May 2000. Mr. Golden will remain on the Board of Directors. The Board of Directors has appointed Christopher J. Nassetta, currently our Executive Vice President and Chief Operating Officer, as our President and Chief Executive Officer upon the effectiveness of Mr. Golden's resignation. Mr. Nassetta also became a member of the Board of Directors at the time of the announcement of Mr. Golden's resignation. We do not intend to obtain key-man life insurance with respect to any of our personnel.

  Partnership and other litigation judgments or settlements could have a material adverse effect on our financial condition. We and the operating partnership are parties to various lawsuits relating to previous partnership transactions, including the REIT conversion. While we and the other defendants to such lawsuits believe all of the lawsuits in which we are a defendant are without merit and we are vigorously defending against such claims, we can give no assurance as to the outcome of any of the lawsuits. In connection with the REIT conversion, the operating partnership has assumed all liability arising under legal proceedings filed against us and will indemnify us as to all such matters. If any of the lawsuits were to be determined adversely to us or settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition. We announced that we and Marriott International have executed a definitive settlement agreement to resolve specific pending litigation involving seven limited partnerships. The proposed settlement would involve an acquisition of the limited partner interests in two partnerships by a joint venture between our non-controlled subsidiary and Marriott International and a resolution of claims against all defendants in all seven partnerships. Our share of the payment, including for the acquisition, is expected to be approximately $113 million, not including our existing interests in the partnerships. The proposed settlement is subject to numerous conditions, including definitive documentation, court approval and various consents, and we cannot assure you that the settlement will occur. As a result of the proposed settlement, we have recorded a one-time, non-recurring, pre-tax charge of $40 million to our 1999 earnings.

  We may acquire hotel properties through joint venture with third parties that could result in conflicts. Instead of purchasing hotel properties directly, we may invest as a co-venturer. Joint venturers often share control over the operation of the joint venture assets. Actions by a co-venturer could subject the assets to additional risk, including:

  . our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our interests or goals,

  . our co-venturers may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, or

  . a joint venture partner could go bankrupt, leaving us liable for its share of joint venture liabilities.

  Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent.

  Environmental problems are possible and can be costly. We believe that our properties are in compliance in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at the property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, they notify and train those who may come into contact with asbestos and they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

  Compliance with other government regulations can also be costly. Our hotels are subject to various forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire safety. Compliance with those laws and regulations could require substantial capital expenditures. These regulations may be changed from time to time, or new regulations adopted, resulting in additional or unexpected costs of compliance. Any increased costs could reduce the cash available for servicing debt and making distributions to our shareholders.

  Some potential losses are not covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss, for rental losses extending up to 12 months, insurance with respect to all of our hotels. We believe the policy specifications and insured limits of these policies are of the type customarily carried for similar hotels. Some types of losses, such as from earthquakes and environmental hazards, however, may be either uninsurable or too expensive to justify insuring against. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Federal income tax risks.

  General. We believe that we have been organized and have operated in such a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with our taxable year beginning January 1, 1999. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders as long as it distributes currently at least 95% of its taxable income, excluding net capital gain. This distribution requirement will be reduced to 90% in years beginning after December 31, 2000. No assurance can be provided, however, that we will qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification.

  Required distributions and payments. In order to continue to qualify as a REIT, we currently are required each year to distribute to our shareholders at least 95% of our taxable income, excluding net capital gain, and we will be required to distribute 90% of this amount for years beginning after December 31, 2000. Due to some transactions entered into in years prior to the REIT conversion, we expect to recognize substantial amounts of "phantom" income, which is taxable income that is not matched by cash flow or EBITDA to us. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income for that year, and any undistributed taxable income from prior periods. We intend to make distributions to our shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from the operating partnership. However, differences in timing between taxable income and cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be "phantom" income could require us to borrow funds or to issue additional equity to enable us to meet the 95% distribution requirement and, therefore, to maintain our REIT status, and to avoid the nondeductible excise tax. The operating partnership is required to pay, or reimburse us, as its general partner, for, some taxes and other liabilities and expenses that we incur, including all taxes and liabilities attributable to periods and events prior to the REIT conversion. In addition, because the REIT distribution requirements prevent us from retaining earnings, we will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of these sources of funds, if available at all, would be sufficient to meet our distribution and tax obligations.

  Adverse consequences of our failure to qualify as a REIT. If we fail to qualify as a REIT, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, unless entitled to statutory relief, we will not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost. The additional tax burden on us would significantly reduce the cash available for distribution by us to our shareholders and we would no longer be required to make any distributions to shareholders. Our failure to qualify as a REIT could reduce materially the value of our common stock and would cause any distributions to shareholders to be taxable as ordinary income to the extent of our current and accumulated E&P. However, subject to limitations under the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction with respect to these distributions. Our failure to qualify as a REIT also would result in a default under the senior notes and the credit facility.

  Our earnings and profits attributable to our non-REIT taxable years. In order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed E&P that is attributable to one of our non-REIT taxable years. A REIT has until the close of its first taxable year as a REIT in which it has non-REIT E&P to distribute such accumulated E&P. We were required to have distributed this E&P prior to the end of 1999, the first taxable year for which our REIT election was effective. If we failed to do this, we will be disqualified as a REIT at least for taxable year 1999. We believe that distributions of non-REIT E&P that we made were sufficient to distribute all of the non-REIT E&P as of December 31, 1999, but there could be uncertainties relating to the estimate of our non-REIT E&P and the value of the Crestline stock that we distributed to our shareholders. Therefore, we cannot guarantee that we met this requirement.

  Treatment of leases. To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, the lessees must not be regarded as "related party tenants," as defined in the Internal Revenue Code. We believe, taking into account both the terms of the leases and the expectations that we and the lessees have with respect to the leases, that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. If the leases were not respected as true leases for federal income tax purposes or if the lessees were regarded as "related party tenants," we would not be able to satisfy either of the two gross income tests applicable to REITs and we would lose our REIT status. See "--Adverse consequences of our failure to qualify as a REIT," above.

  Other tax liabilities; our substantial deferred and contingent tax liabilities. Notwithstanding our status as a REIT, we are subject, through our ownership interest in the operating partnership, to certain federal, state and local taxes on our income and property. In addition, we will be required to pay tax at the regular corporate rate, currently 35%, upon our share of any "built-in gain" recognized as a result of any sale before January 1, 2009, by the operating partnership of assets, including the hotels, in which interests were acquired by the operating partnership from our predecessor and its subsidiaries as part of the REIT conversion. Built-in gain is the amount by which an asset's fair market value exceeded our adjusted basis in the asset on January 1, 1999, the first day of our first taxable year as a REIT. We or a non-controlled subsidiary likely will recognize substantial built-in gain and deferred tax liabilities in the next ten years without any corresponding receipt of cash by us or the operating partnership. We recognized a substantial amount of built-in gains and deferred tax liabilities in 1999. Accordingly, our potential tax exposure on these gains and deferred liabilities for the future is significantly less than it was at the time of our REIT conversion. The operating partnership is obligated under its partnership agreement to pay all such taxes incurred by us, as well as any liabilities that the IRS may assert against us for corporate income taxes for taxable years prior to the time we qualified as a REIT. The non-controlled subsidiaries are fully taxable corporations and will pay federal and state income tax on their net income at the applicable corporate rates.

  The operating partnership's failure to qualify as a partnership. We believe that the operating partnership qualifies to be treated as a partnership for federal income tax purposes. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for tax purposes, we would fail to meet two of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. See "--Adverse consequences of our failure to qualify as REIT," above. Also, the imposition of a corporate tax on the operating partnership would reduce significantly the amount of cash available for distribution to its limited partners, including us. Finally, the classification of the operating partnership as a corporation would cause us to recognize gain at least equal to our "negative capital accounts," and possibly more, depending upon the circumstances.

  REIT Modernization Act changes to the REIT asset tests. Currently, a REIT may not own securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities. As a result of the REIT Modernization Act, after December 31, 2000, the 5% value test and the 10% voting security test will be modified in two respects. First, the 10% voting securities test will be expanded so that REITs also will be prohibited from owning more than 10% of the value of the outstanding securities of any one issuer. Second, an exception to these tests that will allow a REIT to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which would be a fully taxable corporation. The expanded 10% vote or value test, however, will not apply to an existing subsidiary unless it engages in a substantial new line of business or acquires any substantial asset or the Company acquires any securities in that subsidiary after July 12, 1999. Under a new asset test, for taxable years beginning after December 31, 2000, the Company will not be able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the Company's total assets. At the present time, no decision has been made as to whether any of the non-controlled subsidiaries will elect to be treated as taxable REIT subsidiaries.

  Several provisions of the new law will ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary will be limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT will have to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT's tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

Item 3. Legal Proceedings

  Texas Multi-Partnership Lawsuit. On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al.
v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. The Company, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The Haas lawsuit originally involved the following partnerships:

  1.) Courtyard by Marriott Limited Partnership ("CBM I");

  2.) Courtyard by Marriott II Limited Partnership ("CBM II");

  3.) Marriott Residence Inn Limited Partnership ("Res I");

  4.) Marriott Residence Inn II Limited Partnership ("Res II");

  5.) Fairfield Inn by Marriott Limited Partnership ("Fairfield");

  6.) Desert Springs Marriott Limited Partnership ("Desert Springs"); and

  7.) Atlanta Marriott Marquis Limited Partnership ("AMMLP").

  Those allegations concerning CBM II have been transferred to the CBM II lawsuit described below.

  Courtyard by Marriott II Limited Partnership (CBM II). A group of partners in CBM II filed a lawsuit, Whitey Ford, et al v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285th Judicial District Court of Bexar County, Texas against the Company, Marriott International, and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action.

  Courtyard by Marriott Limited Partnership (CBM I). Two members of an ad hoc committee of CBM I limited partners, Marvin Schick and Jack Hirsch, filed a putative class action lawsuit, Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, in Delaware Chancery Court against the Company, Marriott International, and others on October 16, 1997, regarding the 1995 refinancing of CBM I's mortgage debt. The complaint contains allegations of breach of fiduciary duty, breach of contract, tortious interference, and aiding and abetting liability in connection with the refinancing.

  Atlanta Marquis. Certain limited partners of AMMLP filed a putative class action lawsuit, Hiram and Ruth Sturm v. Marriott Marquis Corporation, et al., Case No. 97-CV-3706, in the U.S. District Court for the Northern District of Georgia, on December 12, 1997 against AMMLP's general partner, its directors and the Company, regarding the merger of AMMLP into a new partnership as part of the refinancing of AMMLP's debt. The plaintiffs allege that the defendants misled the limited partners in order to induce them to approve the AMMLP merger, violated securities regulations and federal roll-up regulations, and breached their fiduciary duties to the partners. Another limited partner of AMMLP sought similar relief and filed a separate lawsuit, styled Poorvu v. Marriott Marquis Corporation, et al., Civil Action No. 16095-NC, on December 19, 1997, in Delaware State Chancery Court.

  Partnership Litigation Settlement. On March 9, 2000, we and Marriott International entered into a definitive settlement agreement that would resolve the Texas Multi-Partnership, the CBM II (Whitey Ford and Milkes), the CBM I (Schick), and the Atlanta Marquis (Sturm and Poorvu) litigation. The settlement, which is still subject to numerous conditions, including participation in the class action settlement by holders of at least 90 percent of the units in each partnership, court approval and various consents, was reached with lead counsel to the plaintiffs in litigation pending in Texas, Delaware and Georgia. There are two principal features of the proposed settlement. First, one of our non-controlled subsidiaries and Marriott International would form a joint venture to acquire the equity interests of the limited partners in two partnerships, CBM I and CBM II, and to obtain a full release of all claims for approximately $372 million. These partnerships own 120 Courtyard hotels. The settlement of litigation concerning these two partnerships, including the acquisitions and full releases of all claims, would be financed with approximately $185 million of mezzanine debt loaned to the joint venture by Marriott International, and equity contributed in equal shares by our non-controlled subsidiary and Marriott International. Marriott International would continue to manage these 120 hotels under long-term agreements. Second, Marriott International and we or our respective affiliates would each pay approximately $31 million to the limited partners in Res I and Res II, Fairfield, Desert Springs and Atlanta in exchange for settlement of the litigation and full releases of claims.

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

v. MHP II Acquisition Corp., et al., respectively, against the Company and certain of its affiliates alleging that the defendants violated their fiduciary duties and engaged in fraud and coercion in connection with the tender offer for MHP II units.

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

  On June 12, 1996, the Delaware Chancery Court entered an order denying the Delaware plaintiffs' application to enjoin the tender offer for MHP II units. The Delaware plaintiffs subsequently moved to voluntarily dismiss the Delaware action. The Chancery Court granted this motion, but with the proviso that the plaintiffs could only refile in the Florida federal action. After the District Court's remand of the Rosenblum case to Florida state court, two of the three original Delaware plaintiffs asked the Chancery Court to reconsider its order granting their voluntary dismissal. The Chancery Court refused to allow the plaintiffs to join the Rosenblum action in Florida and, instead, reinstated the Delaware case, now styled In Re Marriott Hotel Properties II Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 14961. On January 29, 1999, Cary W. Salter alone filed an Amended Consolidated Class Action Complaint in the Delaware action, adding allegations relating to the partnership merger of MHP II. On January 24, 2000, the Delaware Chancery Court issued a memorandum opinion in which the court dismissed all but one of the plaintiff's claims.

  In light of the Chancery Court's decision, the defendants in the Florida action filed a supplemental memorandum in support of their motions to dismiss, and attached a copy of the Delaware opinion to the memorandum. The Florida court has not yet ruled on the motions.

  Potomac Hotel Limited Partnership. On July 15, 1998, one limited partner in Potomac Hotel Limited Partnership, or PHLP, filed a class action lawsuit styled Michael C. deBerardinis v. Host Marriott Corporation, Civil Action No. WMN 98-2263, in the United States District Court for the District of Maryland. The plaintiff alleged that we misled PHLP's limited partners in order to induce them into approving the sale of one of PHLP's hotels, violated the securities regulations by issuing a false and misleading consent solicitation and breached fiduciary duties and the partnership agreement. The complaint sought unspecified damages. On February 16, 1999, the District Court dismissed the federal securities claims with prejudice and the state law claims without prejudice. On March 9, 1999, the plaintiff filed a class action complaint in Montgomery County, Maryland Circuit Court in a case styled Michael C. deBerardinis v. Host Marriott Corporation, Civil No. 197694-V, to further pursue the state law claims, claims for breach of fiduciary duty and breach of contract. In support of these claims, the plaintiff asserted that Host Marriott manipulated certain financial transactions, that the Partnership's 1982 management agreement with Marriott International, Inc. and the 1995 refinancing of the Partnership's debt were unfair, and that Host Marriott committed misdeeds relating to a loan default and decisions regarding whether or not to repurchase certain hotels. The state court complaint again sought unspecified damages. On July 12, 1999, the state court denied Host Marriott's motion to dismiss. Discovery is currently pending in the case and currently is scheduled to close on June 30, 2000. All dispositive motions are currently due no later than July 17, 2000.

  Marriott Suites Limited Partnership (MSLP). On December 10, 1999, KSK Hawaii Co., Ltd. ("KSK"), a limited partner in MSLP, filed a lawsuit, KSK Hawaii Co., Ltd. v. Marriott SBM One Corporation, et al., Civil Action No. 17657-NC, in Delaware State Chancery Court. KSK alleges in its complaint that it suffered damages due to fraud, breaches of fiduciary duty, breaches of MSLP's partnership agreement and aiding and abetting in connection with MSLP's 1996 recapitalization and the partnership merger of MSLP in 1998. KSK claims that it was coerced into selling 19 of its 20 partnership units in the 1996 recapitalization. KSK also maintains that the 1998 merger was a "freeze-out' merger that was designed solely to eliminate KSK's interest in MSLP. KSK maintains that it lost slighly more than $15 million as a result of its investment in MSLP.

  Richmond Marriott Partnership. On January 28, 2000, June Schallman and David Ingall, limited partners in Mutual Benefit/Marriott Hotel Associates-I Limited Partnership (the "Richmond Partnership"), filed a putative class action lawsuit, Schallman, et al. v. Host Marriott Corporation and M.B. Investment Properties, Inc., Civil Action No. 2047 169, in a Montgomery County, Maryland State Circuit Court. Host Marriott and MB Investment Properties, Inc. "(MBIP"), who are not affiliated, were the original general partners of the Richmond Partnership, which was formed in 1985 to own the Richmond, Virginia Marriott Hotel. The plaintiffs allege that the defendants breached the partnership agreement and their fiduciary duties thereunder by, among other things, loaning money to the Richmond Partnership at commercially unreasonable interest rates, and entering into a management agreement with a subsidiary of Marriott International which imposes commercially unreasonable fees, does not disclose profits made from supplying goods and services, and fails to share rebates provided by suppliers and vendors. The plaintiffs also allege that the defendants fraudulently concealed this alleged self-dealing. On March 9, 2000, Host Marriott filed a motion to dismiss for failure to state a claim on which relief can be granted.

Item 4. Submission of matters to a vote of security holders

  None

                                    PART II

Item 5. Market for our common stock and related shareholder matters

  Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange and is traded under the symbol "HMT." The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape.

                                                                High      Low
                                                              -------- ---------
   1998
     1st Quarter............................................. $20 9/16 $17 1/2
     2nd Quarter.............................................  22 1/8   17
     3rd Quarter.............................................  19       12 9/16
     4th Quarter.............................................  15 7/16  10

   1999
     1st Quarter.............................................  14 3/4   10 11/16
     2nd Quarter.............................................  13 5/16  11 1/16
     3rd Quarter.............................................  12 3/16   9 3/16
     4th Quarter.............................................   9 1/2    7 13/16

  During 1999, a quarterly cash dividend of $0.21 per share of common stock was declared on March 15, June 15, September 23, and December 20, 1999. The quarterly dividends were subsequently paid on April 14, July 14, October 15, 1999, and January 17, 2000. Host Marriott declared a special stock and cash dividend on December 18, 1998, in conjunction with the REIT conversion, which was paid in 1999 to shareholders of record on December 28, 1998. The 1998 common stock prices listed above have not been adjusted for the special stock dividend because the effect is immaterial. On December 29, 1998, we spun off to our shareholders one share of Crestline for every ten shares of our common stock held. (See Note 2 to the consolidated financial statements).

  As a result of the REIT conversion, we are required to pay dividends to the extent of 95% of our taxable income in order to maintain our REIT qualification. We intend to pay dividends equal to 100% of our taxable income for each year. We expect to pay these dividends from distributions to us from the operating partnership. To the extent that the operating partnership's cash flow is not sufficient to make distributions to holders of OP Units in an amount sufficient so that we can pay our dividends, the operating partnership may be required to borrow money to pay the distributions.

  As of March 1, 2000, there were approximately 60,953 holders of record of common stock and approximately 2,857 holders of record of OP Units, each of which is convertible into common stock on a one-for-one basis or the cash equivalent thereof, at our option.

  For several technical reasons relating to the federal income tax law, our ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of our stock that a person may own. Primarily because the Board of Directors believes it is desirable for us to qualify as a REIT, our Articles of Incorporation provide that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% of the lesser of the number or value of shares of common stock outstanding; or 9.8% of the lesser of the number or value of the issued and outstanding preferred or other shares of any class or series of our stock.

  The Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that after giving effect to such increase, five beneficial owners of capital stock could beneficially own in the aggregate more than 49.5% of the outstanding capital stock. These limitations on the ownership of our stock could delay, defer or prevent a takeover or other transaction in which holders of some, or a majority, of our common stock might receive a premium for their common stock over the then prevailing market price or which our shareholders might believe to be otherwise in their best interest.

Item 6. Selected Financial Data

  The following table presents selected historical financial data which has been derived from our audited consolidated financial statements for the five most recent fiscal years ended December 31, 1999. The 1998 and 1997 financial information reflects the discontinued operations related to the spin-off of Crestline in the REIT conversion.

                                              Fiscal Year (1)(2)
                                -----------------------------------------------
                                 1999  1998(3)(4) 1997(3)(4)  1996   1995(3)(4)
                                ------ ---------- ---------- ------  ----------
                                     (in millions, except per share data)
Income Statement Data:
  Revenues(5).................. $1,376   $3,564     $2,875   $2,005    $1,389
  Income (loss) from continuing
   operations..................    196      194         47      (13)      (62)
  Income (loss) before
   extraordinary item..........    196      195         47      (13)     (123)
  Net income (loss)............    211       47         50      (13)     (143)
  Net income (loss) available
   to common shareholders......    216       47         50      (13)     (143)
  Basic earnings (loss) per
   common share:(8)
    Income (loss) from
     continuing operations.....    .89      .90        .22     (.06)     (.36)
    Income (loss) before
     extraordinary items.......    .89      .91        .22     (.06)     (.72)
    Net income (loss)..........    .95      .22        .23     (.06)     (.84)
  Diluted earnings (loss) per
   common share:(8)
    Income (loss) from
     continuing operations.....    .87      .84        .22     (.06)     (.36)
    Income (loss) before
     extraordinary items.......    .87      .85        .22     (.06)     (.72)
    Net income (loss)..........    .92      .27        .23     (.06)     (.84)
  Cash dividends declared per
   common share(9).............    .84     1.00        --       --        --
Balance Sheet Data:
  Total assets(7).............. $8,202   $8,268     $6,141   $5,152    $3,557
  Debt(10).....................  5,069    5,131      3,466    2,647     2,178
  Convertible Preferred
   Securities..................    497      550        550      550       --
Other Data:
  Ratio of earnings to combined
   fixed charges and preferred
   stock dividends(6)..........   1.5x     1.5x       1.3x     1.0x       --
  Deficiency of earnings to
   combined fixed charges and
   preferred stock
   dividends(6)................    --       --         --       --         70

--------
 (1) The Internal Revenue Code requires REITs to file their income tax return on a calendar year basis. Accordingly, in 1998 we changed our fiscal year end to December 31 for both financial and tax reporting requirements. Previously, our fiscal year ended on the Friday nearest to December 31.
     As a result of this change, the results of operations for 15 hotels not managed by Marriott International were adjusted in 1998 to include 13 months of operations (December 1997 through December 1998) and therefore are not comparable to fiscal years 1997 and 1996, each of which included 12 months of operations. The additional month of operations in 1998 increased our revenues by $44 million.
 (2) Fiscal year 1996 includes 53 weeks. Fiscal years 1995, 1997 and 1998 include 52 weeks.
 (3) The historical financial data for fiscal years 1998 and 1997 reflect as discontinued operations our senior living business that we formerly conducted but disposed of in the spin-off of Crestline as part of the REIT conversion. We recorded income from the discontinued operations, net of taxes, of $6 million in fiscal year 1998. We recorded a loss from discontinued operations, net of taxes, of $61 million in 1995, as a result of the spin-off of Host Marriott Services Corporation. The 1995 loss from discontinued operations includes a pre-tax charge of $47 million for the adoption of SFAS No. 121, "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," a pretax $15 million restructuring charge and an extraordinary loss of $10 million, net of taxes, on the extinguishment of debt.
 (4) In 1998, we recognized a $148 million extraordinary loss, net of taxes, on the early extinguishment of debt. In 1997, we recognized a $3 million extraordinary gain, net of taxes, on the early extinguishment of debt. Also in 1998, we recognized REIT conversion expenses of $64 million and recorded a tax benefit of $106 million related to tax liabilities that we will not recognize as a result of our conversion to a REIT. The loss from continuing operations for 1995 includes a $10 million pre-tax charge to write down the carrying value of five limited service properties to their net realizable value and a $60 million pre-tax charge to write down an undeveloped land parcel to its estimated sales value. In 1995, we recognized a $20 million extraordinary loss, net of taxes, on the extinguishment of debt.
 (5) Historical revenue for 1999 primarily represents lease income generated by our leases with Crestline. Periods prior to 1999 represent gross hotel sales as our leases were not in effect until January 1, 1999. Revenues for fiscal years 1998, 1997, 1996 and 1995 have also been adjusted to reclassify interest income as revenue (previously classified as other income from operations) in order to be consistent with our 1999 statement of operations presentation.
 (6) The ratio/deficiency of earnings to combined fixed charges and preferred stock dividends is computed by dividing income from continuing operations before income taxes, fixed charges and preferred stock dividends by total fixed charges and preferred stock dividends. Fixed charges represent interest expense (including capitalized interest), amortization of debt issuance costs and the portion of rent expense that is deemed to represent interest. The deficiency of $70 million in 1995 is primarily as a result of depreciation expense.
 (7) Total assets for fiscal year 1997 include $236 million related to net investment in discontinued operations.
 (8) Basic earnings (loss) per common share is computed by dividing net income
     (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus other dilutive securities. Diluted earnings (loss) per share has not been adjusted for the impact of the Convertible Preferred Securities for 1999, 1997 and 1996 and for the comprehensive stock plan for 1995 through 1996, as they are anti-dilutive.
 (9) 1999 cash dividends per common share reflect a quarterly cash dividend of $0.21 per common share declared on March 15, June 15, September 23, and December 20 of 1999. 1998 cash dividends per common share reflect the cash portion of a special dividend declared on December 18, 1998. This special dividend entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock for each outstanding share of our common stock owned by such shareholder on the record date. Cash totaling approximately $73 million and approximately
     11.6 million shares were subsequently issued during 1999.
(10) Debt consists of long term debt (which includes senior notes, secured senior notes, mortgage debt, a revolving bank credit facility, and other notes) and capital lease obligations.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

  Host Marriott Corporation a Maryland corporation formerly named HMC Merger Corporation operating through an umbrella partnership structure, is the owner of hotel properties. We operate as a self-managed and self-administered REIT with our operations conducted solely through an operating partnership and its subsidiaries. Since REITs are not currently permitted to derive revenues directly from the operations of hotels, we lease substantially all of the hotels to subsidiaries of Crestline Capital Corporation, Crestline, or the lessee, and other lessees.

  As of December 31, 1999, we owned, or had controlling interests in, 121 upscale and luxury, full-service hotel lodging properties generally located throughout the United States and operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Swissotel and Hyatt brand names. Most of these properties are managed by Marriott International, Inc. or Marriott International.

  During 1999, our basic earnings per share before extraordinary items decreased 2% to $.89. Our results benefited from increased hotel sales, offset by the loss on litigation settlement. We refinanced almost $1.2 billion of debt with long term fixed rate notes, issued 8.16 million shares of preferred stock, and implemented a stock repurchase program. As of December 31, 1999, the refinancing of our debt has resulted in an average interest rate of approximately 8.1% with 96% of the debt at a fixed rate and an average maturity of approximately eight years with only 4% of our debt maturing in the next two years. During the third and fourth quarter we received net proceeds of $196 million as a result of the issuance of perpetual preferred stock.

  We are focused on carefully using our capital to improve returns to shareholder. Currently our primary use of free cash flow and asset sales proceeds is to repurchase stock under our stock buyback plan, which was announced during the third quarter of 1999. Based on current market conditions, we believe that the stock repurchase program reflects the best return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. Through March 8, 2000, the stock repurchase program has resulted in the retirement of 10.5 million shares of common stock and 1.5 million shares of our Convertible Preferred Securities and 600,000 operating partnership units, for a total reduction of 16.0 million equivalent shares on a fully diluted basis for $149 million.

  On November 3, 1999, our board of directors announced that Terence C. Golden, our President and Chief Executive Officer, will retire effective May 18, 2000, the date of our next annual shareholders meeting. The board also announced that it has named Christopher J. Nassetta, currently our Executive Vice President and Chief Operating Officer to assume the positions of President and Chief Executive Officer effective on that date. Mr. Golden will remain a member of the board of directors and Mr. Nassetta was elected to the board of directors on November 2, 1999.

  In December 1999, the REIT Modernization Act was passed, effective for taxable years beginning after December 31, 2000, which significantly amends the REIT laws applicable to us. Under the REIT Modernization Act, beginning January 1, 2001, we will be able to lease our hotels to a subsidiary of the operating partnership that is a taxable corporation and that elects to be treated as a "taxable REIT subsidiary". In addition, as a result of passage of the REIT Modernization Act, we have the right to purchase the leases from Crestline on or after January 1, 2001, for a price equal to the fair rental value of the lessee's interest in the leases over their remaining terms, excluding any option periods, the amount of which could be significant.

  Effective November 15, 1999, we amended substantially all of our leases with Crestline to give Crestline the right to renew each of these leases for up to four additional terms of seven years each at a fair rental value, to be determined either by agreement between us and Crestline or through arbitration at the time the renewal option is exercised. Crestline is under no obligation to exercise these renewal options, and we have the right to terminate the renewal options during time periods specified in the amendments. In addition, the amendments provide that the fair rental value payable by us to Crestline in connection with the purchase of a lease as described above does not include any amounts relating to any renewal period. Therefore, the fair rental value of a lease after expiration of the initial term for such lease would be zero. We intend to evaluate our options regarding the Crestline leases and have not yet made a decision whether or not to purchase those leases.

  We announced that we and Marriott International have executed a definitive settlement agreement to resolve specific pending litigation involving seven limited partnerships. The proposed settlement would involve an acquisition of the limited partner interests in two partnerships by a joint venture between one of our affiliates and Marriott International, and cash payments to partners in the other five partnerships, in exchange for resolution of claims against all defendants in all seven partnerships. Our share of the payment, including the acquisition of two of the partnerships, is expected to be approximately $113 million, excluding related expenses. The proposed settlement is subject to numerous conditions, including definitive documentation, court approval and various consents, and no assurance can be given that the settlement will occur. As a result of the proposed settlement, we have recorded a one-time non-recurring, pre-tax charge of $40 million in the fourth quarter of 1999.

Results of Operations

  Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. Our historical operating costs and expenses have principally consisted of property-level operating costs, depreciation, management fees, real and personal property taxes, ground, building and equipment rent, property insurance and other costs. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline due to the REIT conversion. As a result of these leases, we no longer record property-level revenues and operating expenses, rather we recognize rental income on the leases and specified owner expenses, including real estate and property taxes, property insurance, and ground and equipment related to the properties. The comparison of the 1999 results with 1998 and 1997 is also affected by a change in the reporting period for our hotels not managed by Marriott International. Thus, 1999 revenues and expenses are not comparable with prior years.

1999 Compared to 1998

  Revenues. Revenues decreased $2.2 billion, or 61%, to $1.4 billion for 1999. As discussed above, our revenues and operating profit are not comparable to prior years, primarily due to the leasing of our hotels as a result of the REIT conversion. However, gross hotel sales, which is used in the determination of rental income for 1999, increased $836 million or 24% over 1998 amounts as is shown in the following table.

  The table below represents gross hotel sales generated by the properties for 1999 and 1998. Rental income for 1999 is computed based on gross hotel sales.

                                                              Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                             (in millions)
   Hotel Sales(1)
     Rooms............................................    $2,725       $2,220
     Food and beverage................................     1,258          984
     Other............................................       295          238
                                                          ------       ------
       Total sales....................................    $4,278       $3,442
                                                          ======       ======

--------
(1) 1999 gross hotel sales do not represent our reported revenues for 1999. Rather, rental income, which is computed based on gross hotel sales, represents our reported revenues for 1999.

  Lodging results for 1999 were primarily driven by the addition of 36 properties in 1998. The increase in hotel sales also reflects the growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 4.1%, to $115.13 for 1999. On a comparable basis, average room rates increased approximately 3.8% for the year, while average occupancy increased less than one percentage point for the year.

  Interest income decreased $12 million or 24% as a result of a lower level of cash and marketable securities held during 1999 compared to 1998.

  The net gain on property transactions for 1999 primarily represents the $24 million recognized on the sale of five properties, including the sale of the Ritz-Carlton Boston and the El Paso Marriott during the fourth quarter of 1999.

  Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays specified direct property-level costs including management fees and we receive a rent payment, which is generally calculated as a percentage of revenue, subject to a minimum level, net of certain property-level owner costs. All of these costs were our expenses in 1998. Property-level owner costs which are comparable, including depreciation, property taxes, property insurance, ground and equipment rent, increased 8% to $553 million for 1999 versus 1998, primarily reflecting the depreciation from 36 properties acquired during 1998.

  Minority Interest. Minority interest expense increased $30 million to $82 million in 1999, primarily reflecting the impact of the issuance of operating partnership units for the acquisition of specified hotel properties partially offset by the consolidation of partnerships which occurred as part of the REIT conversion.

  Interest Expense. Interest expense increased 28% to $430 million in 1999, primarily due to the issuance of senior notes, establishment of a new credit facility and additional mortgage debt on properties acquired in 1998.

  Corporate Expenses. Corporate expenses decreased $13 million to $37 million in 1999, resulting primarily from lower staffing levels after the Crestline spin-off, lower costs associated with reduced acquisition activity and lower costs related to various stock compensation plans.

  Loss on Litigation. In connection with a proposed settlement for litigation related to seven limited service partnerships we have recorded a one-time, non-recurring charge of $40 million.

  Dividends on Convertible Preferred Securities. The dividends on the convertible preferred securities reflect the dividends on the $550 million in 6.75% Convertible Preferred Securities issued by a subsidiary in December 1996.

  Income from Discontinued Operations. Income from discontinued operations represents the senior living communities business' results of operations for 1998.

  Extraordinary Gain (Loss). In connection with the refinancing of the mortgage and renegotiation of the management agreement on the New York Marriott Marquis hotel, we recognized an extraordinary gain of $14 million on the forgiveness of debt in the form of accrued incentive management fees during 1999.

  An extraordinary loss of $3 million representing the write-off of deferred financing fees occurred in July 1999 when the mortgage debt for eight properties was refinanced, including the New York Marriott Marquis hotel. In connection with this refinancing, the interest rate swap agreements associated with some of the original debt were terminated and an extraordinary gain of $8 million was recognized.

  An extraordinary loss of $2 million representing the write-off of deferred financing fees occurred during the fourth quarter of 1999 when prepayments totaling $225 million were made to permanently reduce the outstanding balance of the term loan portion of the Bank Credit Facility to $125 million.

  An extraordinary loss of $2 million representing the write-off of deferred financing fees occurred during the fourth quarter of 1999 when approximately
1.1 million shares of our Convertible Preferred Securities were repurchased (see Note 7 to the financial statements) and subsequently retired.

  In connection with the purchase of the old senior notes, we recognized an extraordinary loss of $148 million in the third quarter of 1998, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the old senior notes, net of taxes.

  Net Income. Our net income in 1999 was $211 million, compared to $47 million in 1998. Basic and diluted earnings per common share were $.95 and $.92, respectively, for 1999, compared to a basic and diluted earnings per common share of $.22 and $.27, respectively, in 1998.

  Net Income Available to Common Shareholders. Our net income available to common shareholders in 1999 was $216 million, compared to $47 million in 1998, reflecting dividends of $6 million in 1999 on the Class A and Class B preferred stock which were issued during 1999, and a gain of $11 million, net of taxes, on the repurchase of the Convertible Preferred Securities.

1998 Compared to 1997

  Revenues. Revenues increased $0.7 billion, or 24%, to $3.6 billion for 1998 from $2.9 billion for 1997. Our revenue and operating profit were impacted by improved results for comparable full-service hotel properties, the addition of 18 full-service hotel properties during 1997 and 36 full-service hotel properties during 1998 and the gain on the sale of two hotel properties in 1998.

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

  As discussed in Note 2 to the financial statements, we spun off our senior living communities. We have accounted for these revenues and expenses as discontinued operations and have shown the amount, net of taxes, below income from continuing operations. Revenues generated from our 31 senior living communities totaled $241 million for 1998 compared to $111 million for 1997, as the assets were purchased in the third quarter of 1997.

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

  Dividends on Convertible Preferred Securities. The dividends on the convertible preferred securities reflect the dividends on the $550 million in 6.75% Convertible Preferred Securities issued by a subsidiary trust of Host Marriott in December 1996.

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

  Net Income. Net income for 1998 was $47 million compared to net income of $50 million for 1997. Basic earnings per common share was $.22 and $.23 for 1998 and 1997, respectively. Diluted earnings per common share was $.27 and $.23 for 1998 and 1997, respectively.

Liquidity and Capital Resources

  Cash and cash equivalents were $277 million and $436 million at December 31, 1999 and December 31, 1998, respectively. The decrease in cash is primarily a result of cash flows used for investing and financing activities, offset by cash provided by operating activities.

  Cash provided by continuing operations increased $7 million to $319 million during 1999. During 1998, cash from discontinued operations was $29 million; however, there was no cash activity related to discontinued operations in 1999.

  Cash used in investing activities from continuing operations was $176 million and $655 million in 1999 and 1998, respectively. Cash used in investing activities includes capital expenditures of $361 million and $252 million and acquisitions of $29 million and $988 million in 1999 and 1998, respectively. Significant investing activities during 1999 include:

  . Costs associated with the newly constructed 717 room Tampa Waterside Marriott which opened in February 2000 with over 45,000 square feet of meeting space. The total cost of the project was over $104 million, of which $57 million was expended during 1999.

  . During 1999 we acquired the remaining minority interests in the two hotels whose operations we previously consolidated. The acquisition costs included the issuance of approximately 600,000 preferred OP Units valued at $8 million and payments of partnership indebtedness of approximately $6 million.

  . In May 1999, we completed a 210-room expansion of the Philadelphia Marriott for a total cost of approximately $37 million. The project consisted of a renovation and conversion of the historic railway terminal directly adjacent to the property.

  . Property and equipment balances include $243 million and $78 million for construction in progress as of December 31, 1999 and December 31, 1998, respectively. The balance as of December 31, 1999 primarily relates to the Tampa Waterside Marriott, which was placed in service in February 2000, as well as properties in Orlando, Memphis, Naples, and various other expansion and development projects.

  The cash used for investing activities was partially offset by cash provided from the net sale of assets of $195 million in 1999, compared to $227 million in 1998. 1999 property dispositions consisted of the five hotels previously discussed.

  Cash used in investing activities from discontinued operations was $50 million in 1998; however, there was no cash investing activity related to discontinued operations in 1999.

  Cash (used in) provided by financing activities from continuing operations was ($302) million and $265 million in 1999 and 1998, respectively.

  We expect that in 2000 we will make cash payments for certain tax and litigation contingencies and development projects. Cash payments will be required for the settlement of litigation related to seven limited partnerships, the recognition of certain deferred tax items and the settlement of certain audits of prior years' tax returns with the Internal Revenue Service and also to fund specific development projects, all of which are discussed in this report on Form 10-K. The source of future cash outflows are dependent on cash from operations and the amount of additional debt, if any, necessary for payment upon the final resolution of these items.

  As of December 31, 1999, our total consolidated debt was approximately $5.1 billion. Our debt is comprised of $2.5 billion in unsecured senior notes, $2.3 billion in non-recourse mortgage debt and $125 million outstanding under the term loan portion of the $1.025 billion bank credit facility. Based on our total capitalization of approximately $7.7 billion as of December 31, 1999 consisting of long term debt, minority interests, mandatorily redeemable convertible preferred securities, and shareholder's equity, consolidated debt represents 69% of our total capitalization, compared to 59% as of December 31, 1998.

  Since August 1998, we have issued or refinanced more than $3.4 billion of debt, as is described below, in order to reduce the risk and volatility in our capital structure. The net effect of these transactions has been to virtually eliminate all of our near term maturities, as less than 4% of our debt matures over the next two years, reduce our average interest rate by approximately 80 basis points, and extend our average maturity by almost one year. As a result, our average rate is now approximately 8%, and our average maturity is approximately 8 years, with 96% of our debt having fixed interest rates. Significant debt transactions include:

  . Currently, $125 million is outstanding under the term loan portion of the bank credit facility, while the available capacity under the revolving credit portion of the bank credit facility remains at $900 million.

     The bank credit facility was originally negotiated in August 1998 for $1.25 billion, and $225 million was subsequently repaid on the term loan during 1999 to permanently reduce the total bank credit facility to $1.025 billion. The credit facility has an initial three-year term with two one-year extension options. Borrowings under the credit facility generally bear interest at the Eurodollar rate plus 1.65% (7.57%) at December 31, 1999), and the interest rate and commitment fee on the unused portion of the facility fluctuate based on specified financial ratios.

  . We issued $300 million of 8 3/8% Series D senior notes due 2006 in February 1999 and used the proceeds to refinance, or purchase, debt which had been assumed through the merger of some partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. We repaid a $40 million variable rate mortgage with a portion of the proceeds, and terminated the associated swap agreement, incurring a termination fee of approximately $1 million. In August 1999, the Series D Senior notes were exchanged on a one-for-one basis for Series E Senior notes, which are freely transferable by the holders.

  . In April 1999, a subsidiary of ours completed the refinancing of the $245 million mortgage on the New York Marriott Marquis Hotel, maturing in June 2000. In connection with the refinancing, we renegotiated the hotel's management agreement and recognized an extraordinary gain of $14 million on the forgiveness of accrued incentive management fees by the manager. This mortgage was subsequently refinanced as part of the $665 million financing agreement discussed below.

  . In June 1999, we refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million and a term of 10 years at a rate of 8.45%. In addition, we entered into a mortgage for the Philadelphia Marriott expansion in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

  . In July 1999, we entered into a financing agreement pursuant to which we borrowed $665 million due 2009 at a fixed rate of 7.47%. Eight of our hotels serve as collateral for the agreement. In connection with this refinancing, an extraordinary loss of $3 million was recognized, representing the write-off of deferred financing fees. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000, including approximately $590 million of outstanding variable rate mortgage debt, and to terminate the related interest rate swap agreements, recognizing an extraordinary gain of approximately $8 million. As a result of the refinancing we no longer have any interest rate swap agreements outstanding.

  . In August 1999, we made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999, we made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

  . In August 1998, we purchased substantially all of our then outstanding senior debt including: (i) $600 million of 9 1/2% senior notes due 2005,
     (ii) $350 million of 9% senior notes due 2007 and (iii) $600 million of 8 7/8% senior notes due 2007. We simultaneously issued an aggregate of $1.7 billion in new senior notes in two series: $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. In December 1998, we issued $500 million of 8.45% Series C senior notes due in 2008 under the same indenture and with the same covenants as the Series A and Series B senior notes.

  . In addition to the capital resources provided by our debt financings, in December 1996, one of our wholly-owned subsidiary trusts, issued 11 million shares of 6 3/4% Convertible Quarterly Income Preferred Securities, with a liquidation preference of $50 per share for a total liquidation amount of $550 million. The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the trust and, pursuant to various agreements entered into in connection with the transaction, are fully, irrevocably and unconditionally guaranteed by us. Proceeds from the issuance of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures due December 2, 2026 issued by us, which are the trust's sole assets. Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of our common stock at the rate of 3.2537 shares per Convertible Preferred Security equivalent to a conversion price of $15.367 per share of our common stock. This conversion ratio includes adjustments to reflect distributions made to our common stockholders in connection with the REIT conversion. During 1999, 1998 and 1997, no shares were converted into common stock. Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March 1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities correspond to the interest rate and interest and other payment dates on the Convertible Subordinated Debentures. We may defer interest payments on the convertible subordinated debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Convertible Subordinated Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, we would not be permitted to declare or pay any cash distributions with respect to our capital stock or debt securities that rank equal in right of payment with or junior to the Convertible Subordinated Debentures. Subject to certain restrictions, the Convertible Preferred Securities are redeemable at our option upon any redemption of the Convertible Subordinated Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Convertible Subordinated Debentures upon the occurrence of a default, the Convertible Preferred Securities are subject to mandatory redemption. During 1999, we repurchased 1.1 million shares of the Convertible Preferred Securities as part of the stock repurchase plan discussed below.

  Significant equity financings include:

  . In September 1999, we announced our intention to repurchase, from time to time, up to 22 million shares of our common stock, operating partnership units or an amount of the Convertible Preferred Securities which are convertible into a like number of shares of our common stock based upon the specified conversion ratio. As of December 31, 1999, we had purchased approximately 5.8 million shares of common stock, 1.1 million shares of the Convertible Preferred Securities and 0.3 million OP Units for an aggregate consideration of approximately $89 million. Any repurchases of common stock, operating partnership units, or Convertible Preferred Securities may be effected through open market or privately negotiated purchases, through a tender offer, or through one or more combinations of such methods. The repurchase program is on-going, and through March 8, 2000, approximately 16.0 million common shares or equivalent were repurchased for $149 million.

  . Dividend payments reflect the $73 million in payments for a special dividend declared in December 1998 as well as the $0.63 dividend per share of common stock paid as of December 31, 1999. In addition, on December 20, 1999, the Board of Directors declared a regular cash dividend of $0.21 per share of common stock to be paid on January 17, 2000.

  . In August 1999, we sold 4.16 million shares of 10% Class A preferred stock. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per year of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears beginning October 15, 1999. After August 3, 2004 we have the option to redeem the Class A Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A preferred stock ranks senior to the common stock and the authorized Series A Junior Participating preferred stock, and on a parity with our Class B preferred stock. The Class A preferred stockholders generally have no voting rights. We declared a dividend of $.625 per share on December 20, 1999, which was paid on January 17, 2000.

  . In November 1999, we sold 4.0 million shares of 10% Class B preferred stock. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per year of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears beginning January 15, 2000. After April 29, 2005 we have the option to redeem the Class B Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class B preferred stock ranks senior to the common stock and the authorized Series A Junior Participating preferred stock, and on a parity with our Class A Preferred Stock. The Class B preferred stockholders generally have no voting rights. We declared a dividend of $.325 per share on December 20, 1999, which was paid on January 17, 2000.

  . In December 1998, we completed the acquisition of, or controlling interests in, twelve world-class luxury hotels and certain other assets, including a mortgage note on a thirteenth hotel property from affiliates of the Blackstone Group. The operating partnership paid approximately $920 million in cash and assumed debt and issued approximately 47.7 million OP Units, along with other consideration for a total value of approximately $1.55 billion.

  . In December 1998, subsidiaries of the operating partnership merged with eight public partnerships and acquired limited partnership interests in four private partnerships, which collectively own or control 28 properties 15 of which were controlled by us and consolidated on our financial statements prior to December 1998. The operating partnership issued approximately 25.8 million OP Units, 8.5 million of which were subsequently converted to our common stock, for interests in these partnerships valued at approximately $333 million. As a result of these transactions, the operating partnership increased its ownership of most of the 28 properties to 100% while consolidating 13 additional hotels containing 4,445 rooms.

  . In connection with our conversion to a REIT, we formed two non-controlled subsidiaries, which own approximately $325 million in assets as of December 31, 1999. The ownership of most of these assets by us and the operating partnership would have jeopardized our status as a REIT and the operating partnership's status as a partnership for federal income tax purposes. These assets primarily consist of partnership or other interests in hotels which are not leased and some furniture, fixtures and equipment used in the hotels. In exchange for the operating partnership's contribution of these assets to the non-controlled subsidiaries, the operating partnership received nonvoting common stock representing 95% of the total economic interests of the non-controlled subsidiaries. The Host Marriott Statutory Employee/Charitable Trust, the beneficiaries of which are 1) a trust formed for the benefit of some employees of the operating partnership and 2) the J. Willard Marriott Foundation, acquired all of the voting common stock representing the remaining 5% of the total economic interests, and reflecting 100% of the control of each non-controlled subsidiary. As a result, as of December 31, 1998, we did not control the non-controlled subsidiaries.

FFO and EBITDA

  We consider Funds from Operations (FFO), which represents FFO as defined by the National Association of Real Estate Investment Trusts, and our EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets. FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other REITs. However, FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and FFO presentation.

  FFO increased $27 million, or 7%, to $429 million in 1999 over 1998. Amounts for 1998 represent comparative FFO, which equals FFO as defined by NAREIT plus deferred tax expense. The following is a reconciliation of income from continuing operations to FFO (in millions):

                                                         Year Ended
                                            ------------------------------------
                                            December 31, December 31, January 2,
                                                1999         1998        1998
                                            ------------ ------------ ----------
Funds from Operations
Income from continuing operations.........     $ 196         $194        $ 47
Depreciation and amortization.............       291          243         230
Other real estate activities..............       (28)         (57)          5
Partnership adjustments...................        80          (11)        (12)
REIT conversion expenses..................       --            64         --
Loss on litigation settlement.............        40          --          --
Tax adjustments...........................       (21)         (59)         15
                                               -----         ----        ----
Funds from continuing operations..........       558          374         285
Discontinued operations...................       --            28          10
                                               -----         ----        ----
Funds from operations before preferred
 stock dividends and minority interest of
 Host Marriott, L.P.......................       558          402         295
Dividends on preferred stock..............        (6)         --          --
Funds from operations of minority partners
 of Host Marriott, L.P. ..................      (123)         --          --
                                               -----         ----        ----
Funds from operations available to common
 shareholders.............................     $ 429         $402        $295
                                               =====         ====        ====

  During the REIT conversion, we received a number of units of general and limited partnership interests in the operating partnership--which we refer to as OP Units--equal to the number of then outstanding shares of our common stock, and the operating partnership assumed all of our liabilities. As a result of this reorganization we are the sole general partner in the operating partnership and as of December 31, 1999 held approximately 78% of the outstanding OP Units. The $123 million deducted for 1999 represents the FFO attributable to the interests in the operating partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the operating partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

  EBITDA increased $125 million, or 15%, to $953 million in 1999 from $828 million in 1998. Hotel EBITDA increased $162 million, or 19%, to $1,032 million in 1999 from $870 million in 1998, reflecting comparable hotel EBITDA growth, as well as incremental EBITDA from 1998 acquisitions offset by amounts representing hotel sales which are retained by Crestline.

  The following schedule presents our EBITDA as well as a reconciliation of EBITDA to income from continuing operations (in millions):

                                                       Year Ended
                                          ------------------------------------
                                          December 31, December 31, January 2,
                                              1999         1998        1998
                                          ------------ ------------ ----------
   EBITDA
   Hotels................................    $1,032        $870        $690
   Office buildings......................         3           1         --
   Interest income.......................        39          53          55
   Corporate and other expenses..........       (67)        (96)        (63)
                                             ------        ----        ----
   EBITDA of Host Marriott, L.P..........     1,007         828         682
   Distributions to minority interest
    partners of Host Marriott, L.P.......       (54)        --          --
                                             ------        ----        ----
   EBITDA................................    $  953        $828        $682

                                             ======        ====        ====
                                                       Year Ended
                                          ------------------------------------
                                          December 31, December 31, January 2,
                                              1999         1998        1998
                                          ------------ ------------ ----------
   EBITDA................................    $  953        $828        $682
   Interest expense......................      (430)       (335)       (288)
   Dividends on Convertible Preferred
    Securities...........................       (37)        (37)        (37)
   Depreciation and amortization.........      (293)       (243)       (231)
   Minority interest expense.............       (82)        (52)        (31)
   Income taxes..........................        16          20         (36)
   REIT Conversion expense...............       --          (64)        --
   Distributions to minority interest
    partners of Host Marriott, L.P.......        54         --          --
   Loss on litigation settlement.........       (40)        --          --
   Other non-cash changes, net...........        55          77         (12)
                                             ------        ----        ----
   Income from continuing operations.....    $  196        $194        $ 47
                                             ======        ====        ====

  The $54 million reflects distributions to minority holders of OP Units. These OP Units are convertible into cash or our common stock at our option. Approximately $41 million in cash distributions were paid in 1999, and approximately $13 million in cash distributions were declared in December 1999 and paid on January 17, 2000.

  Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.4 times, 2.7 times, and 2.5 times for 1999, 1998, and 1997, respectively. The ratio of earnings to fixed charges was 1.5 to 1.0, 1.5 to 1.0, and 1.3 to 1.0 in 1999, 1998, and 1997, respectively.

  Partnership Activities. Prior to the REIT conversion, we had general and limited partner interests in numerous limited partnerships which owned 240 hotels including 20 full-service hotels, managed by Marriott International. As a result of the REIT conversion, the majority of our interests in the 220 limited-service hotels were transferred to the non-controlled subsidiaries. Additionally, as part of the REIT conversion, 13 of the 20 full-service hotels were acquired by the operating partnership, two were sold, four were transferred to one of the non-controlled subsidiaries and one was retained by us.

  Leases. In addition to our full-service hotels, we also lease some property and equipment under noncancelable operating leases, including the long-term ground leases for some of our hotels, generally with multiple renewal options. The leases related to the 53 Courtyard properties and 18 Residence Inn properties sold during 1995 and 1996, are nonrecourse to us and contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We remain contingently liable on some leases related to divested non-lodging properties. Such contingent liabilities aggregated $80 million at December 31, 1999. However, management considers the likelihood of any substantial funding related to these divested properties' leases to be remote.

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

  Almost all of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. We have some financial instruments that are sensitive to changes in interest rates. The interest recognized on the debt obligations is based on various LIBOR terms, which ranged from 5.6% to 5.9% and 5.1% to 5.8% at December 31, 1999 and December 31, 1998, respectively.

  We repaid a $40 million variable rate mortgage with proceeds from the $300 million senior notes offering discussed in Note 5 to the financial statements during the first quarter of 1999. We terminated the associated swap agreement incurring a termination fee of approximately $1 million.

  In July 1999, we completed the refinancing of approximately $790 million of outstanding variable rate mortgage debt and terminated the related interest rate swap agreements. As a result of the refinancing we no longer have any interest rate swap agreements outstanding. As of December 31, 1999, our remaining variable debt consists of the credit facility and the mortgage debt on the Ritz-Carlton Amelia Island property which total $340 million, $50 million of which has been repaid subsequent to year end.

  Accounting Standards. As discussed in note 1 to the financial statements, in December 1999, we changed our method of accounting for contingent rental revenues to conform to the Commission's Staff Accounting Bulletin (SAB) No.
101. As a result, contingent rental revenue will be deferred on the balance sheet until certain revenue thresholds are realized. We have adopted SAB No. 101 with retroactive effect beginning January 1, 1999 to conform to the new presentation. SAB No. 101 has no impact on full-year 1999 revenues, net income, or earnings per share because all rental revenues considered contingent under SAB No. 101 were earned as of December 31, 1999. The change in accounting principle has no effect on prior years because percentage rent relates to rental income on our leases, which began in 1999.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including specified derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We have not determined the full impact of SFAS No. 133.

Item 7.a Quantitative and Qualitative Disclosures about Market Risk

  The table below provides information about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                      Expected Maturity Date
                                -----------------------------------       Fair
                                2000 2001 2002 2003 2004 Thereafter Total Value
                                ---- ---- ---- ---- ---- ---------- ----- -----
                                                ($ in millions)
Liabilities
Long-term Debt--variable:
 The Ritz-Carlton, Amelia
  Island....................... --   --   --    90  --      --        90    79
 Credit Facility............... --   125  --   --   --      --       125   125
 Average Interest Rate(1)...... 7.6  7.6  7.6  --   --      --       --    --

--------
(1) Interest rates are based on various LIBOR terms plus certain basis points which range from 165 to 200 basis points. The one-month LIBOR rate at December 31, 1999 was 5.6%. We have assumed for basis of this presentation that the LIBOR rate remains unchanged. A 100 basis point increase in LIBOR would increase our interest rate expense by approximately $2 million per year.

Item 8. Financial Statements and Supplementary Data

  The following financial information is included on the pages indicated:

Host Marriott Corporation

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   52
Consolidated Balance Sheets as of December 31, 1999 and 1998.............   53
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 1999 and 1998, and January 2, 1998..................................   54
Consolidated Statements of Shareholders' Equity and Comprehensive Income
 for the Fiscal Years Ended December 31, 1999 and 1998, and January 2,
 1998....................................................................   55
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 1999 and 1998 and January 2, 1998...................................   57
Notes to Consolidated Financial Statements...............................   59

Lease Pool Financial Statements

 CCHP I Corporation:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................   88
Consolidated Balance Sheets as of December 31, 1999......................   89
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 1999................................................................   90
Consolidated Statements of Shareholders' Equity for the Fiscal Years
 Ended December 31, 1999.................................................   91
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 1999................................................................   92
Notes to Consolidated Financial Statements...............................   93

 CCHP II Corporation:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................  100
Consolidated Balance Sheets as of December 31, 1999......................  101
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 1999................................................................  102
Consolidated Statements of Shareholders' Equity for the Fiscal Years
 Ended December 31, 1999.................................................  103
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 1999................................................................  104
Notes to Consolidated Financial Statements...............................  105

 CCHP III Corporation:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................  112
Consolidated Balance Sheets as of December 31, 1999......................  113
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 1999................................................................  114
Consolidated Statements of Shareholders' Equity for the Fiscal Years
 Ended December 31, 1999.................................................  115
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 1999................................................................  116
Notes to Consolidated Financial Statements...............................  117

  CCHP IV Corporation:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................  124
Consolidated Balance Sheets as of December 31, 1999......................  125
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 1999................................................................  126
Consolidated Statements of Shareholders' Equity for the Fiscal Years
 Ended December 31, 1999.................................................  127
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 1999................................................................  128
Notes to Consolidated Financial Statements...............................  129

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation:

  We have audited the accompanying consolidated balance sheets of Host Marriott Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income and cash flows for each of the three fiscal years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

Vienna, Virginia
March 8, 2000

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                                 1999    1998
                                                                ------  ------
                                                                (in millions)
                            ASSETS
Property and equipment, net...................................  $7,108  $7,201
Notes and other receivables, net (including amounts due from
 affiliates of $127 million and $134 million, respectively)...     175     203
Rent receivable...............................................      72     --
Due from managers.............................................     --       19
Investments in affiliates.....................................      49      33
Other assets..................................................     521     376
Cash and cash equivalents.....................................     277     436
                                                                ------  ------
                                                                $8,202  $8,268
                                                                ======  ======
             LIABILITIES AND SHAREHOLDERS' EQUITY
Debt
  Senior notes................................................  $2,539  $2,246
  Mortgage debt...............................................   2,309   2,438
  Other.......................................................     221     447
                                                                ------  ------
                                                                 5,069   5,131
Accounts payable and accrued expenses.........................     148     204
Deferred income taxes.........................................      49      97
Other liabilities.............................................     426     460
                                                                ------  ------
    Total liabilities.........................................   5,692   5,892
                                                                ------  ------
Minority interest.............................................     508     515
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the
 convertible subordinated debentures due 2026 ("Convertible
 Preferred Securities").......................................     497     550
Shareholders' equity
  Cumulative redeemable preferred stock (liquidation
   preference $25.00 per share), 50 million shares authorized;
   8.2 million shares and 0 shares issued and outstanding,
   respectively...............................................     196     --
  Common Stock, 750 million shares authorized; 223.5 million shares and 225.6 million shares issued and outstanding,
   respectively...............................................       2       2
  Additional paid-in capital..................................   1,844   1,867
  Accumulated other comprehensive income (loss)...............       2      (4)
  Retained deficit............................................    (539)   (554)
                                                                ------  ------
    Total shareholders' equity................................   1,505   1,311
                                                                ------  ------
                                                                $8,202  $8,268
                                                                ======  ======

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       Fiscal years ended December 31, 1999 and 1998, and January 2, 1998
                 (in millions, except per common share amounts)

                                                           1999   1998   1997
                                                          ------  -----  -----
REVENUES
 Rental income (Note 1).................................  $1,295  $  --  $  --
 Hotel sales
 Rooms..................................................     --   2,220  1,850
 Food and beverage......................................     --     984    776
 Other..................................................     --     238    180
                                                          ------  -----  -----
  Total hotel revenues..................................     --   3,442  2,806
 Interest income........................................      39     51     52
 Net gains (losses) on property transactions............      28     57    (11)
 Equity in earnings of affiliates and other.............      14     14     28
                                                          ------  -----  -----
  Total revenues........................................   1,376  3,564  2,875
                                                          ------  -----  -----
EXPENSES
 Depreciation and amortization..........................     289    242    231
 Property-level expenses................................     264    271    247
 Hotel operating expenses
  Rooms.................................................     --     524    428
  Food and beverage.....................................     --     731    592
  Other department costs and deductions.................     --     843    693
  Management fees and other (including Marriott
   International management fees of $196 million in
   1998, and $162 million in 1997)......................     --     213    171
 Minority interest......................................      82     52     31
 Corporate expenses.....................................      37     50     45
 REIT conversion expenses...............................     --      64    --
 Loss on litigation settlement..........................      40    --     --
 Interest expense.......................................     430    335    288
 Dividends on Convertible Preferred Securities of
  subsidiary trust......................................      37     37     37
 Other..................................................      17     28     29
                                                          ------  -----  -----
  Total expenses........................................   1,196  3,390  2,792
                                                          ------  -----  -----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...     180    174     83
 Benefit (Provision) for income taxes...................      16    (86)   (36)
 Benefit from change in tax status......................     --     106    --
                                                          ------  -----  -----
INCOME FROM CONTINUING OPERATIONS.......................     196    194     47
DISCONTINUED OPERATIONS
 Income from discontinued operations (net of income tax
  expense of $4 million in 1998)........................     --       6    --
 Provision for loss on disposal (net of income tax
  benefit of $3 million in 1998)........................     --      (5)   --
                                                          ------  -----  -----
INCOME BEFORE EXTRAORDINARY ITEMS.......................     196    195     47
 Extraordinary gain (loss), net of income tax expense
  (benefit) of ($80) million and $1 million in 1998 and
  1997, respectively....................................      15   (148)     3
                                                          ------  -----  -----
NET INCOME..............................................  $  211  $  47  $  50
                                                          ======  =====  =====
 Less: Dividends on preferred stock.....................      (6)   --     --
 Add: Gain on repurchase of Convertible Preferred
  Securities, net of income tax expense of $4 million...      11    --     --
                                                          ------  -----  -----
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.............  $  216  $  47  $  50
                                                          ======  =====  =====
BASIC EARNINGS (LOSS) PER COMMON SHARE:
 Continuing operations..................................  $  .89  $ .90  $ .22
 Discontinued operations (net of income taxes)..........     --     .01    --
 Extraordinary gain (loss)..............................     .06   (.69)   .01
                                                          ------  -----  -----
BASIC EARNINGS PER COMMON SHARE.........................  $  .95  $ .22  $ .23
                                                          ======  =====  =====
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
 Continuing operations..................................  $  .87  $ .84  $ .22
 Discontinued operations (net of income taxes)..........     --     .01    --
 Extraordinary gain (loss)..............................     .05   (.58)   .01
                                                          ------  -----  -----
DILUTED EARNINGS PER COMMON SHARE.......................  $  .92  $ .27  $ .23
                                                          ======  =====  =====

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             AND COMPREHENSIVE INCOME OF HOST MARRIOTT CORPORATION

       Fiscal years ended December 31, 1999 and 1998, and January 2, 1998
                                 (in millions)

                                                                                          Accumulated
 Shares Outstanding                                                 Additional Retained      Other
 ------------------                                Preferred Common  Paid-in   (Deficit) Comprehensive Comprehensive
 Preferred  Common                                   Stock   Stock   Capital   Earnings  Income (Loss) Income (Loss)
 ---------  ----------                             --------- ------ ---------- --------- ------------- -------------
 --              202.0  Balance, January 3,          $--     $ 202    $  921     $ (1)        $ 5
                        1997....................                                                           $--
 --                --   Net income..............      --       --        --         50        --             50
 --                --   Other comprehensive
                        income:
 --                --   Unrealized gain on HM
                        Services common stock...      --       --        --        --           7             7
                                                                                                           ----
 --                --   Comprehensive income....                                                           $ 57
                                                                                                           ====
 --                1.8  Common stock issued for
                        the comprehensive stock
                        and employee stock
                        purchase plans..........      --         2        14       --         --
--------------------------------------------------------------------------------------------------------------------
 --              203.8  Balance, January 2,           --       204       935        49         12
                        1998....................                                                            --
 --                --   Net income..............      --       --        --         47        --             47
 --                --   Other comprehensive
                        income (loss):
                        Unrealized loss on HM
                        Services common stock...      --       --        --        --         (5)           (5)
                        Foreign currency
                        translation adjustment..      --       --        --        --         (9)           (9)
                        Reclassification of gain
                        realized on HM Services
                        common stock--net
                        income..................      --       --        --        --         (2)           (2)
                                                                                                           ----
 --                --   Comprehensive income....                                                           $ 31
                                                                                                           ====
 --                1.4  Common stock issued for
                        the comprehensive stock
                        and employee stock
                        purchase plans..........      --       --          8       --         --
 --                --   Adjustment of stock par
                        value from $1 to $.01
                        per share...............      --     (202)       202       --         --
 --               11.9  Common stock issued for
                        Special Dividend........      --       --        143     (143)        --
 --                8.5  Common stock issued for
                        the REIT roll-up of
                        partnerships (Note 12)..      --       --        113       --         --
 --                --   Increase in Operating
                        Partnership equity due
                        to issuance of OP Units
                        for limited partner
                        interests (net of $368
                        million minority
                        interest of the
                        Operating Partnership)..      --       --        466       --         --
 --                --   Distribution of stock of
                        Crestline Capital
                        Corporation.............      --       --        --      (438)
 --                --   Cash portion of Special
                         Dividend...............      --       --        --       (69)        --
--------------------------------------------------------------------------------------------------------------------
 --              225.6  Balance, December 31,
                         1998...................     $--     $   2    $1,867     $(554)       $(4)
--------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             AND COMPREHENSIVE INCOME OF HOST MARRIOTT CORPORATION

       Fiscal years ended December 31, 1999 and 1998, and January 2, 1998
                                 (in millions)

                                                                                           Accumulated
 Shares Outstanding                                                  Additional Retained      Other
 ------------------                                 Preferred Common  Paid-in   (Deficit) Comprehensive Comprehensive
 Preferred  Common                                    Stock   Stock   Capital   Earnings  Income (Loss) Income (Loss)
 ---------  ----------                              --------- ------ ---------- --------- ------------- -------------
 --              225.6   Balance, December 31,        $--      $ 2     $1,867     $(554)       $(4)
                         1998....................
 --                --    Net income..............      --      --         --        211        --            211
 --                --    Other comprehensive
                         income (loss):..........
                         Unrealized loss on HM
                         Services common stock...      --      --         --        --           4             4
                         Foreign currency
                         translation adjustment..      --      --         --        --           3             3
                         Reclassification of gain
                         realized on HM Services
                         common stock............      --      --         --        --          (1)           (1)
                                                                                                            ----
 --                --    Comprehensive income....                                                           $217
                                                                                                            ====
 --                3.6   Common stock issued for
                         the comprehensive stock
                         and employee stock
                         purchase plans..........      --      --          11       --         --
 --                0.5   Redemptions of limited
                         partnership interests of
                         third parties for common
                         stock...................      --      --           3       --         --
 8.2               --    Issuance of preferred         196     --         --        --         --
                         stock...................
 --                --    Dividends on common           --      --         --       (191)       --
                         stock...................
 --                --    Dividends on preferred        --      --         --         (5)       --
                         stock...................
 --               (0.4)  Adjustment to Special         --      --          (4)      --         --
                         Dividend................
 --                --    Redemptions of limited
                         partnership interests
                         for cash................      --      --          (1)      --         --
 --                --    Issuance of preferred
                         limited partnership
                         interests...............      --      --           3       --         --
 --                --    Repurchase of
                         Convertible Preferred
                         Securities..............      --      --          11       --         --
 --               (5.8)  Repurchases of common         --      --         (46)      --         --
                         stock...................
---------------------------------------------------------------------------------------------------------------------
 8.2             223.5   Balance, December 31,        $196     $ 2     $1,844     $(539)       $ 2
                         1999....................
---------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       Fiscal years ended December 31, 1999 and 1998, and January 2, 1998

                                                          1999    1998    1997
                                                         ------  ------  ------
                                                            (in millions)
OPERATING ACTIVITIES
Income from continuing operations......................  $  196  $  194  $   47
Adjustments to reconcile to cash from operations:
 Depreciation and amortization.........................     293     243     231
 Income taxes..........................................     (66)   (103)    (20)
 Amortization of deferred income.......................      (4)     (4)     (4)
 Net (gains) losses on property transactions...........     (24)    (50)     19
 Equity in earnings of affiliates......................      (6)     (1)     (4)
 Other.................................................      46      39      62
 Changes in operating accounts:
 Other assets..........................................     (55)    (56)     57
 Other liabilities.....................................     (61)     50      44
                                                         ------  ------  ------
 Cash from continuing operations.......................     319     312     432
 Cash from discontinued operations.....................     --       29      32
                                                         ------  ------  ------
 Cash from operations..................................     319     341     464
                                                         ------  ------  ------
INVESTING ACTIVITIES
Proceeds from sales of assets..........................     195     227      51
Acquisitions...........................................     (29)   (988)   (359)
Capital expenditures:
 Capital expenditures for renewals and replacements....    (197)   (165)   (129)
 New investment capital expenditures...................    (150)    (87)    (29)
 Other investments.....................................     (14)    --      --
Purchases of short-term marketable securities..........     --     (134)   (354)
Sales of short-term marketable securities..............     --      488     --
Notes receivable collections (advances), net...........      19       4       6
Affiliate notes receivable collections (advances),
 net...................................................     --      (13)     (6)
Other..................................................     --       13      13
                                                         ------  ------  ------
 Cash used in investing activities from continuing
  operations...........................................    (176)   (655)   (807)
 Cash used in investing activities from discontinued
  operations...........................................     --      (50)   (239)
                                                         ------  ------  ------
 Cash used in investing activities.....................    (176)   (705) (1,046)
                                                         ------  ------  ------
FINANCING ACTIVITIES
Issuances of debt......................................   1,345   2,496     857
Debt prepayments.......................................  (1,397) (1,898)   (403)
Cash contributed to Crestline at inception.............     --      (52)    --
Cash contributed to Non-Controlled Subsidiary..........     --      (30)    --
Cost of extinguishment of debt.........................      (2)   (175)    --
Scheduled principal repayments.........................     (34)    (51)    (90)
Issuances of common stock..............................       5       1       6
Issuances of cumulative redeemable preferred stock,
 net...................................................     196     --      --
Dividends on common stock..............................    (217)    --      --
Dividends on preferred stock...........................      (2)    --      --
Redemption of outside operating partnership interests
 for cash..............................................      (3)    --      --
Repurchases of common stock............................     (51)    --      --
Repurchases of Convertible Preferred Securities........     (36)    --      --
Other..................................................    (106)    (26)     22
                                                         ------  ------  ------
 Cash from (used in) financing activities from
  continuing operations................................    (302)    265     392
 Cash from (used in) financing activities from
  discontinued operations..............................     --       24      (3)
                                                         ------  ------  ------
 Cash from (used in) financing activities..............    (302)    289     389
                                                         ------  ------  ------
DECREASE IN CASH AND CASH EQUIVALENTS..................    (159)    (75)   (193)
CASH AND CASH EQUIVALENTS, beginning of year...........     436     511     704
                                                         ------  ------  ------
CASH AND CASH EQUIVALENTS, end of year.................  $  277  $  436  $  511
                                                         ======  ======  ======

                See Notes to Consolidated Financial Statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

      Fiscal years ended December 31, 1999 and 1998, and January 2, 1998

Supplemental schedule of noncash investing and financing activities:

  In 1999, approximately 612,000 cumulative redeemable preferred operating partnership units valued at $7.6 million were issued in connection with the acquisition of minority interests in two hotels.

  Approximately 467,000 shares of common stock were issued during 1999 upon the conversion of outside Operating Partnership Units valued at $4.9 million.

  The Company assumed mortgage debt of $1,215 million and $733 million in 1998 and 1997, respectively, for the acquisition of, or purchase of controlling interest in, certain hotel properties and senior living communities.

  In 1998, the Company distributed $438 million of net assets in connection with the discontinued operations and contributed $12 million of net assets to the Non-Controlled Subsidiaries in connection with the REIT Conversion.



                See Notes to Consolidated Financial Statements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Description of Business

  Host Marriott Corporation a Maryland corporation formerly named HMC Merger Corporation ("Host REIT"), operating through an umbrella partnership structure, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted solely through an operating partnership and its subsidiaries. As REITs are not currently permitted to derive revenues directly from the operations of hotels, Host REIT leases all of the hotels to subsidiaries of Crestline Capital Corporation or other lessees (collectively the "Lessee") as further discussed at Note 9.

  As of December 31, 1999, the Company owned, or had controlling interests in, 121 upscale and luxury, full-service hotel lodging properties generally located throughout the United States and operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Hyatt and Swissotel brand names. 108 of these properties are managed or franchised by Marriott International, Inc. ("Marriott International"). Host REIT also has economic, non-voting interests in certain Non-Controlled Subsidiaries, whose hotels are also managed by Marriott International (see Note 4).

 Basis of Presentation

  On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership"). Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership ("OP Units") was accounted for at Host Marriott's historical basis. As of December 31, 1999, Host REIT owned approximately 78% of the Operating Partnership.

  In these consolidated financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation and its consolidated subsidiaries, both before and after the Merger and its conversion to a REIT (the "REIT Conversion").

  On December 29, 1998, the Company completed the previously discussed spin-off of Crestline (see Note 2), through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott common stock owned (the "Distribution").

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

 Revenues

  The Company's 1999 revenue primarily represents the rental income from its leased hotels and is not comparable to 1998 hotel revenues which reflect gross sales generated by the properties. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined. As of year end all thresholds have been achieved.

  The comparison of the 1999 results with 1998 and 1997 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International. In prior years, operations for certain of the Company's hotels were recorded from the beginning of December of the prior year to November of the current year due to a one-month delay in receiving results from those hotel properties. Upon conversion to a REIT, operations are required to be reported on a calendar year basis in accordance with Federal income tax regulations. As a result, the Company recorded one additional period of operations in fiscal year 1998 for these properties. The effect on revenues and net income was to increase revenues by $44 million and net income by $6 million and diluted earning per share by $0.02 in 1998.

 Earnings (Loss) Per Common Share

  Basic earnings per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less dividends on preferred stock as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, warrants and the Convertible Preferred Securities. Dilutive securities also include those common and preferred OP Units issuable or outstanding that are held by minority partners which are assumed to be converted. Diluted earnings per common share was not adjusted for the impact of the Convertible Preferred Securities for 1999 and 1997 as they were anti-dilutive. In December 1998, the Company declared the Special Dividend (Note 2) and, in 1999, the Company distributed 11.5 million shares to existing shareholders in conjunction with the Special Dividend. The weighted average number of common shares outstanding and the basic and diluted earnings per share computations have been restated to reflect these shares as outstanding for all periods presented.

  In February 1999, the Company issued 8.5 million shares in exchange for 8.5 million OP Units issued to certain limited partners in connection with the Partnership Mergers (see Note 12) which are deemed outstanding at December 31, 1998.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  A reconciliation of the number of shares utilized for the calculation of diluted earnings per common share follows:

                                                                  Year Ended
                      ----------------------------------------------------------------------------------------------------
                                    1999                              1998                              1997
                      --------------------------------  --------------------------------  --------------------------------
                                                 Per                               Per                               Per
                        Income       Shares     Share     Income       Shares     Share     Income       Shares     Share
                      (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount  (Numerator) (Denominator) Amount
                      ----------- ------------- ------  ----------- ------------- ------  ----------- ------------- ------
Net income..........     $211         227.1     $ .93      $ 47         216.3     $ .22       $50         215.0      $.23
 Dividends on
  preferred stock...       (6)          --       (.03)      --            --        --        --            --        --
 Gain on repurchase
  of Convertible
  Preferred
  Securities........       11           --        .05       --            --        --        --            --        --
                         ----         -----     -----      ----         -----     -----       ---         -----      ----
Basic earnings
 available to common
 shareholders per
 share..............      216         227.1       .95        47         216.3       .22        50         215.0       .23
 Assuming
  distribution of
  common shares
  granted under the
  comprehensive
  stock plan, less
  shares assumed
  purchased at
  average market
  price.............      --            5.3      (.02)      --            4.0      (.01)      --            4.8       --
 Assuming conversion
  of minority OP
  Units
  outstanding.......       61          64.5       --        --            --        --        --            --        --
 Assuming conversion
  of preferred OP
  Units.............      --            0.3       --        --            --        --        --            --        --
 Assuming conversion
  of minority OP
  Units issuable....        7          10.9      (.01)      --            0.3       --        --            --        --
 Assuming conversion
  of Convertible
  Preferred
  Securities........      --            --        --         22          35.8       .06       --            --        --
 Assuming conversion
  of Warrants.......      --            --        --        --            --        --        --            0.3       --
                         ----         -----     -----      ----         -----     -----       ---         -----      ----
Diluted Earnings per
 Share..............     $284         308.1     $ .92      $ 69         256.4     $ .27       $50         220.1      $.23
                         ====         =====     =====      ====         =====     =====       ===         =====      ====

 International Operations

  The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates: revenues of $24 million, $121 million and $105 million, and income (loss) before income taxes of $8 million, $7 million and ($9 million) in 1999, 1998 and 1997, respectively.

 Minority Interest

  The 22% of the Operating Partnership equity owned by outside third parties is presented as minority interest and was $372 million and $368 million as of December 31, 1999 and 1998, respectively, in the consolidated balance sheets. Minority interest also includes minority interests in consolidated investments of Operating Partnership of $136 million and $147 million at December 31, 1999 and 1998, respectively.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

 Cash, Cash Equivalents and Short-term Marketable Securities

  The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents includes approximately $5 million and $22 million at December 31, 1999 and 1998, respectively, of cash related to certain consolidated partnerships, the use of which is restricted generally for partnership purposes to the extent it is not distributed to the partners. Short-term marketable securities include investments with a maturity of 91 days to one year at the date of purchase. The Company's short-term marketable securities represent investments in U.S. government agency notes and high quality commercial paper. The short-term marketable securities are categorized as available for sale and, as a result, are stated at fair market value. Unrealized holding gains and losses are included as a separate component of shareholders' equity until realized.

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

  In addition, on January 1, 1999, subsidiaries of Crestline became the lessees of virtually all the hotels and, as such, their rent payments are the primary source of the Company's revenues. The full-service hotel leases are grouped into four lease pools, with Crestline providing guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. However, management believes that due to Crestline's substantial assets, net worth and ability to operate as a separate publicly traded company, Crestline will have the financial stability and access to capital necessary to meet the substantial obligations as lessee under the leases. The separate financial statements of each full-service lease pool are included in this filing. For a more detailed discussion of the guarantee, see Note 9.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REIT Conversion Expenses

  The Company incurred certain costs related to the REIT Conversion. These costs consist of professional fees, printing and filing costs, consent fees and certain other related fees and are classified as REIT conversion expenses on the consolidated statement of operations. The Company recognized REIT conversion expense of $64 million in 1998.

 Interest Rate Swap Agreements

  In the past, the Company entered into a limited number of interest rate swap agreements for non-trading purposes. The Company used such agreements to fix certain of its variable rate debt to a fixed rate basis. The interest rate differential to be paid or received on interest rate swap agreements is recognized as an adjustment to interest expense.

 Other Comprehensive Income

  As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's right to receive Host Marriott Services stock (see Note 10) and foreign currency translation adjustments, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

  The components of total accumulated other comprehensive income in the balance sheet are as follows (in millions):

                                                                      1999  1998
                                                                      ----  ----
   Net unrealized gains.............................................. $ 8   $ 5
   Foreign currency translation adjustment...........................  (6)   (9)
                                                                      ---   ---
     Total accumulated other comprehensive income (loss)............. $ 2   $(4)
                                                                      ===   ===

 Application of New Accounting Standards

  On December 3, 1999 the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, which codified the staff's position on revenue recognition. The Company retroactively changed its method of accounting for contingent rental revenues to conform to SAB No. 101. As a result, base rent is recognized as it is earned according to the applicable lease provisions. Percentage rent is recorded as deferred revenue on the balance sheet until the applicable hotel revenues exceed the threshold amounts. The Company has adopted SAB No. 101 with retroactive effect beginning January 1, 1999.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company has not determined the impact of SFAS No. 133, but management does not believe it will be material.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

  On December 18, 1998, the Board of Directors declared a special dividend which entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock of the Company for each outstanding share of the Company's common stock owned by such shareholder on the record date (the "Special Dividend"). Cash totaling $73 million and
11.5 million shares of common stock that were elected in the Special Dividend were paid and/or issued in 1999.

3. Property and Equipment

  Property and equipment consists of the following:

                                                                 1999     1998
                                                                -------  ------
                                                                (in millions)
   Land and land improvements.................................. $   687  $  740
   Buildings and leasehold improvements........................   6,687   6,613
   Furniture and equipment.....................................     712     740
   Construction in progress....................................     243      78
                                                                -------  ------
                                                                  8,329   8,171
   Less accumulated depreciation and amortization..............  (1,221)   (970)
                                                                -------  ------
                                                                $ 7,108  $7,201
                                                                =======  ======

  Interest cost capitalized in connection with the Company's development and construction activities totaled $7 million in 1999, $4 million in 1998, and $1 million in 1997.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

4. Investments in and Receivables from Affiliates

  Investments in and receivables from affiliates consist of the following:

                                                            Ownership
                                                            Interests 1999 1998
                                                            --------- ---- ----
                                                               (in millions)
   Equity investments
     Rockledge Hotel Properties, Inc.......................     95%   $ 47 $ 31
     Fernwood Hotel Assets, Inc............................     95%      2    2
   Notes and other receivables from affiliates, net........     --     127  134
                                                                      ---- ----
                                                                      $176 $167
                                                                      ==== ====

  In connection with the REIT Conversion, Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (together, the "Non-Controlled Subsidiaries") were formed to own various assets of approximately $264 million contributed by the Company to the Operating Partnership, the direct ownership of which by the Company or the Operating Partnership could jeopardize the Company's status as a REIT. These assets primarily consist of partnership or other interests in hotels which are not leased and certain furniture, fixtures and equipment ("FF&E") used in the hotels. In exchange for the contribution of these assets to the Non-Controlled Subsidiaries, the Operating Partnership received only non-voting common stock of the Non-Controlled Subsidiaries, representing 95% of the total economic interests therein. The Host Marriott Statutory Employee/Charitable Trust, the beneficiaries of which are certain employees of the Company and the J.W. Marriott Foundation concurrently acquired all of the voting common stock representing the remaining 5% of the total economic interest. The Non-Controlled Subsidiaries own three full-service hotels and interests in partnerships that own an additional two full-service hotels and 209 limited-service hotels.

  In connection with the REIT Conversion, the Company completed the Partnership Mergers and, as a result, investments in affiliates in prior years include earnings and assets, which are now consolidated. (See Note 12 for discussion.)

  Receivables from affiliates are reported net of reserves of $7 million at December 31, 1999 and 1998. Net amounts funded by the Company totaled $10 million in 1997, and repayments were $2 million in 1999, $14 million in 1998 and $2 million in 1997. There were no fundings in 1999 and 1998.

  The Company's pre-tax income from affiliates includes the following:

                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                  (in millions)
   Interest income............................................... $11  $ 1  $11
   Equity in net income..........................................   6    1    5
                                                                  ---  ---  ---
                                                                  $17  $ 2  $16
                                                                  ===  ===  ===

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Combined summarized balance sheet information for the Company's affiliates follows:

                                                                   1999   1998
                                                                  ------ ------
                                                                  (in millions)
   Property and equipment, net................................... $1,556 $1,656
   Other assets..................................................    344    258
                                                                  ------ ------
     Total assets................................................ $1,900 $1,914
                                                                  ====== ======
   Debt, principally mortgages................................... $1,533 $1,622
   Other liabilities.............................................    310    300
   Equity (deficit)..............................................     57     (8)
                                                                  ------ ------
     Total liabilities and equity................................ $1,900 $1,914
                                                                  ====== ======

  Combined summarized operating results for the Company's affiliates follow:

                                                         1999    1998    1997
                                                         -----  ------  -------
                                                            (in millions)
   Hotel revenues....................................... $ 911  $1,123  $ 1,393
   Operating expenses:
     Cash charges (including interest)..................  (710)   (930)  (1,166)
     Depreciation and other non-cash charges............  (153)   (151)    (190)
                                                         -----  ------  -------
   Income before extraordinary items....................    48      42       37
   Extraordinary items--forgiveness of debt.............   --        4       40
                                                         -----  ------  -------
     Net income......................................... $  48  $   46  $    77
                                                         =====  ======  =======

5. Debt

  Debt consists of the following:

                                                                    1999   1998
                                                                   ------ ------
                                                                   (in millions)
   Series A senior notes, with a rate of 7 7/8% due August 2005..  $  500 $  500
   Series B senior notes, with a rate of 7 7/8% due August 2008..   1,193  1,192
   Series C senior notes, with a rate of 8.45% due December
    2008.........................................................     498    498
   Series E senior notes, with a rate of 8 3/8% due February
    2006.........................................................     300    --
   Senior secured notes, with a rate of 9 1/2% due May 2005......      13     21
   Senior notes, with an average rate of 9 3/4% at December 31,
    1999, maturing through 2012..................................      35     35
                                                                   ------ ------
     Total senior notes..........................................   2,539  2,246
                                                                   ------ ------
   Mortgage debt (non-recourse) secured by $3.5 billion of real estate assets, with an average rate of 7.95% at December 31,
    1999, maturing through April 2037............................   2,309  2,438
   Line of credit, with a variable rate of Eurodollar plus 1.65%
    (7.57% at December 31, 1999).................................     125    350
   Other notes, with an average rate of 7.36% at December 31,
    1999, maturing through December 2017.........................      90     90
   Capital lease obligations.....................................       6      7
                                                                   ------ ------
     Total other.................................................     221    447
                                                                   ------ ------
                                                                   $5,069 $5,131
                                                                   ====== ======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Public Debt. In February 1999, the Company issued $300 million of 8 3/8% Series D notes due in 2006 under the same indenture and with the same covenants as the New Senior Notes (described below). The debt was used to refinance, or purchase, approximately $299 million of debt acquired in the Partnership Mergers, including a $40 million variable rate mortgage and terminate the associated swap agreement, incurring a termination fee of $1 million. The notes were exchanged in August 1999 for Series E Senior notes on a one-for-one basis, which are freely transferable by the holders.

  In December 1998, the Operating Partnership issued $500 million of 8.45% Series C notes due in 2008 under the same indenture and with the same covenants as the New Senior Notes (described below).

  On August 5, 1998, the Company issued an aggregate of $1.7 billion in new senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. The indenture under which the New Senior Notes were issued contains covenants restricting the ability of the Company and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make certain distributions to equity holders of the Company and the Operating Partnership. The Company utilized the proceeds from the New Senior Notes to purchase substantially all of its (i) $600 million in 9 1/2% senior notes due 2005; (ii) $350 million in 9% senior notes due 2007; and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Old Senior Notes"). Approximately $13 million of the Old Senior Notes remain outstanding. In connection with the purchase of substantially all of the Old Senior Notes, the Company recorded a charge of approximately $148 million (net of income tax benefit of $80 million) as an extraordinary item representing the amount paid for bond premiums and consent fees, as well as the write-off of deferred financing fees on the Old Senior Notes.

  Concurrently with each offer to purchase, the Company successfully solicited consents (the "1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued.

  Bank Credit Facility. In August 1998, the Company entered into a $1.25 billion credit facility (the "Bank Credit Facility") with a group of commercial banks. The Bank Credit Facility has an initial three-year term with two one-year extension options. At origination, the facility consisted of a $350 million term loan and a $900 million revolver. Borrowings under the Bank Credit Facility bear interest currently at the Eurodollar rate plus 1.65% (7.57% at December 31, 1999). The interest rate and commitment fee on the unused portion of the Bank Credit Facility fluctuate based on certain financial ratios. The New Senior Notes and the Bank Credit Facility were assumed by the Operating Partnership in connection with the REIT Conversion.

  During 1999, the Company repaid $225 million of the outstanding balance on the $350 million term loan portion of the Bank Credit Facility, permanently reducing the term loan portion to $125 million. In connection with these prepayments, an extraordinary loss of $2 million representing the write-off of deferred financing costs was recognized. As a result of these repayments, the available capacity under the line of credit balance remains $900 million while the total line has been permanently reduced to $1.025 billion.

  The Bank Credit Facility contains covenants restricting the ability of the Company and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make certain distributions to equity holders of the Company and the Operating Partnership. The Bank Credit Facility also contains certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Mortgage Debt. In August 1999, the Company made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999, the Company made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

  In July 1999, the Company entered into a financing agreement pursuant to which it borrowed $665 million due 2009 at a fixed rate of 7.47% with eight hotels serving as collateral. In connection with this refinancing, an extraordinary loss of $3 million was recognized, representing the write-off of deferred financing fees. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000, including approximately $590 million of outstanding variable rate mortgage debt.

  In June 1999, the Company refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is $195 million with a term of 10 years at a rate of 8.45%. In addition, the Company entered into a mortgage for the Philadelphia Marriott expansion in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

  In April 1999, a subsidiary of the Company completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. The Company was required to make a principal payment of $1.25 million on June 30, 1999. In connection with the refinancing, the Company renegotiated the management agreement and recognized an extraordinary gain of $14 million on the forgiveness of accrued incentive management fees by the manager. This mortgage was subsequently refinanced as part of the $665 million financing agreement discussed above.

  In connection with the refinancing of certain mortgage debt for approximately $152 million in December 1997, the Company recognized an extraordinary loss of $2 million which represents payment of a prepayment penalty and the write-off of unamortized deferred financing fees, net of taxes.

  In 1997, the Company purchased 100% of the outstanding bonds secured by a first mortgage on the San Francisco Marriott for $219 million, an $11 million discount to the face value of $230 million. An extraordinary gain of $5 million was recognized, which represents the $11 million discount less the write-off of unamortized deferred financing fees, net of taxes.

  Interest Rate swap Agreements. During 1999, the Company terminated its outstanding interest rate swap agreements recognizing an extraordinary gain of approximately $8 million. The Company was party to an interest rate swap agreement with a financial institution with an aggregate notional amount of $100 million which expired in December 1998. In 1997, the Company was party to two additional interest rate swap agreements with an aggregate notional amount of $400 million which expired in May 1997. The Company realized a net reduction of interest expense of $338 thousand and $1 million in 1999 and 1997, respectively, related to interest rate swap agreements.

  The Company's debt balance at December 31, 1999, includes $87 million of debt that is recourse to the parent company. Aggregate debt maturities at December 31, 1999 are (in millions):

     2000............................................................... $  180
     2001...............................................................    169
     2002...............................................................    157
     2003...............................................................    132
     2004...............................................................     47
     Thereafter.........................................................  4,386
                                                                         ------
                                                                          5,071
     Discount on senior notes...........................................     (9)
     Capital lease obligation...........................................      7
                                                                         ------
                                                                         $5,069
                                                                         ======

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Cash paid for interest for continuing operations, net of amounts capitalized, was $413 million in 1999, $325 million in 1998, and $278 million in 1997. Deferred financing costs, which are included in other assets, amounted to $111 million and $98 million, net of accumulated amortization, as of December 31, 1999 and 1998, respectively. Amortization of deferred financing costs totaled $17 million, $10 million, and $7 million in 1999, 1998, and 1997, respectively.

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

  Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of Company common stock at the rate of 3.2537 shares per Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of Company common stock). The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. During 1999, 1998 and 1997, no shares were converted into common stock. The conversion ratio and price were adjusted to reflect the impact of the Distribution and the Special Dividend.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

  The Company repurchased 1.1 million shares of the Convertible Preferred Securities in 1999 and has repurchased an additional 0.4 million shares through March 8, 2000 as part of the share repurchase program described below in Note 7.

7. Shareholders' Equity

  Seven hundred fifty million shares of common stock, with a par value of $0.01 per share, are authorized, of which 223.5 million and 225.6 million were outstanding as of December 31, 1999 and 1998, respectively. Fifty million shares of no par value preferred stock are authorized, with 8.16 million shares outstanding as of December 31, 1999. No shares of preferred stock were outstanding as of December 31, 1998.

  A quarterly dividend of $0.21 per common share was paid on April 14, July 14, and October 15 of 1999. A fourth quarter dividend of $0.21 per common share was declared on December 20, 1999 and paid on January 17, 2000.

  In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the Company's common stock, operating partnership units, or a corresponding amount of Convertible Preferred Securities, which are convertible into a like number of common shares. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at the Company's discretion. For the year ended December 31, 1999, the Company repurchased 5.8 million common shares, 1.1 million shares of the Convertible Preferred Securities and 0.3 million operating partnership units for a total investment of $89 million. Through March 8, 2000, the Company repurchased an additional
4.7 million common shares, 0.3 million operating partnership units, and 0.4 million convertible preferred securities for an additional investment of $60 million.

  In August 1999, the Company sold 4.16 million shares of 10% Class A preferred stock ("Class A Preferred Stock"), and in November 1999, the Company sold 4.0 million shares of 10% Class B preferred stock ("Class B Preferred Stock"). Holders of both classes of the preferred stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999 and January 15, 2000 for the Class A Preferred Stock and Class B Preferred Stock, respectively. After August 3, 2004 and April 29, 2005, respectively, the Company has the option to redeem the Class A Preferred Stock and Class B Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The preferred stocks rank senior to the common stock and the authorized Series A Junior Participating preferred stock, and on a parity with each other. The preferred stockholders generally have no voting rights. Accrued dividends at December 31, 1999 were $4 million.

  In conjunction with the Merger, the Blackstone Acquisition and the Partnership Mergers, the Operating Partnership issued approximately 73.5 million OP Units which are convertible into cash or, at Host Marriott's option, shares of Host Marriott common stock. Approximately 64.0 million of the OP Units were outstanding as of December 31, 1999.

  The Company issued 11.5 million shares of common stock as part of the Special Dividend and 8.5 million shares of common stock in exchange for 8.5 million OP Units issued to certain limited partners in connection

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES with the Partnership Mergers (Note 12). Also, as part of the REIT Conversion, the Company changed its par value from $1 to $0.01 per share. The change in par value did not affect the number of shares outstanding.

  In November 1998, the Board of Directors adopted a shareholder rights plan (as amended December 24, 1998) under which a dividend of one preferred stock purchase right was distributed for each outstanding share of the Company's common stock. Each right when exercisable entitles the holder to buy 1/1000th of a share of a series A junior participating preferred stock of the Company at an exercise price of $55 per share, subject to adjustment. The rights were exercisable 10 days after a person or group acquired beneficial ownership of at least 20%, or began a tender or exchange offer for at least 20%, of the Company's common stock. Shares owned by a person or group on November 3, 1998 and held continuously thereafter were exempt for purposes of determining beneficial ownership under the rights plan. The rights are non-voting and expire on November 22, 2008, unless exercised or previously redeemed by the Company for $.005 each. If the Company was involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either the Company or the acquiror having a value of twice the exercise price of the right.

8. Income Taxes

  In December 1998, the Company restructured itself to enable the Company to qualify for treatment as a REIT, pursuant to the US Internal Revenue Code of 1986, as amended, effective January 1, 1999. In general, a corporation that elects REIT status and distributes at least 95% of its taxable income to its shareholders and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent it distributes its taxable income. In 1999, the Company distributed 100% if its 1999 taxable income which amounted to $.84 per outstanding common share. Of the total distribution, $.83 per share was taxable as ordinary income with the remaining $.01 per share taxable as a capital gain. Management believes that the Company was organized to qualify as a REIT for 1999 and intends for it to qualify in subsequent years (including distribution of at least 95% of its REIT taxable income to shareholders each year). Management expects that the Company will pay taxes on "built-in gains" on only certain of its assets. Based on these considerations and the settlement of certain tax contingencies in 1999, management does not believe that the Company will be liable for income taxes at the federal level or in most of the states in which it operates in future years, and the Company eliminated $26 million and $106 million of its net tax liabilities as of December 31, 1999 and 1998. The Company does not expect to provide for any material deferred income taxes in future periods except in certain states and foreign countries. In connection with the Distribution and formation of the Non-Controlled Subsidiaries, the Company further reduced deferred income tax liabilities by $102 million in 1998.

  In order to qualify as a REIT for federal income tax purposes, among other things, the Company was required to distribute all of its accumulated earnings and profits ("E&P") to its stockholders in one or more taxable dividends prior to December 31, 1999. To accomplish the requisite distributions of accumulated E&P, Host Marriott made distributions consisting of approximately 20.4 million shares of Crestline valued at $297 million, $73 million in cash, and approximately 11.5 million shares of Host Marriott stock valued at $138 million. Management believes it has distributed all required E&P as of December 31, 1999. The Company's final calculation of E&P and the distribution thereof is subject to review by the Internal Revenue Service.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Total deferred tax assets and liabilities at December 31, 1999 and December 31, 1998 were as follows:

                                                                1999    1998
                                                               ------  -------
                                                               (in millions)
   Deferred tax assets........................................ $   10  $    32
   Deferred tax liabilities...................................    (59)    (129)
                                                               ------  -------
     Net deferred income tax liability........................ $  (49) $   (97)
                                                               ======  =======

  The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 1999 and December 31, 1998 follows:

                                                                1999    1998
                                                               ------  -------
                                                               (in millions)
   Safe harbor lease investments.............................. $  (24) $   (24)
   Deferred tax gain..........................................    (35)    (105)
   Alternative minimum tax credit carryforwards...............     10       32
                                                               ------  -------
     Net deferred income tax liability........................ $  (49) $   (97)
                                                               ======  =======

  The provision (benefit) for income taxes consists of:

                                                                1999  1998  1997
                                                                ----  ----  ----
                                                                (in millions)
   Current-- Federal........................................... $ 26  $116  $19
       -- State................................................    3    27    4
       -- Foreign..............................................    3     4    3
                                                                ----  ----  ---
                                                                  32   147   26
                                                                ----  ----  ---
   Deferred -- Federal.........................................  (37)  (49)   8
       -- State................................................  (11)  (12)   2
                                                                ----  ----  ---
                                                                 (48)  (61)  10
                                                                ----  ----  ---
                                                                $(16) $ 86  $36
                                                                ====  ====  ===

  At December 31, 1999, the Company had approximately $10 million of alternative minimum tax credit carryforwards available which do not expire.

  As of December 31, 1999, the Company had settled with the Internal Revenue Service substantially all issues for tax years through 1996. The Company expects to resolve any remaining issues with no material impact on the consolidated financial statements. The Company made net payments to the IRS of approximately $14 million, $27 million, and $10 million in 1999, 1998 and 1997, respectively, related to these settlements.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows (excluding the impact of the change in tax status):

                                                             1999    1998  1997
                                                             -----   ----  ----
   Statutory Federal tax rate...............................   -- %  35.0% 35.0%
   Built-in-gain tax........................................   2.8    --    --
   State income taxes, net of Federal tax benefit...........   1.2    5.8   4.9
   Tax credits..............................................   --    (1.7) (2.7)
   Tax contingencies........................................ (16.9)   --    --
   Additional tax on foreign source income..................   1.6    4.2   6.0
   Permanent non-deductible REIT Conversion expenses........   --     4.6   --
   Other permanent items....................................   --     1.2    .1
   Other, net...............................................   --     0.3    .1
                                                             -----   ----  ----
     Effective income tax rate.............................. (11.3)% 49.4% 43.4%
                                                             =====   ====  ====

  Cash paid for income taxes, including IRS settlements, net of refunds received, was $50 million in 1999, $83 million in 1998 and $56 million in 1997.

9. Leases

  Hotel Leases. Due to current federal income tax law restrictions on a REIT's ability to derive revenues directly from the operation of a hotel, the Company leases its hotels (the "Leases") to one or more lessees (the "Lessees").

  There generally is a separate Lessee for each hotel or group of hotels that is owned by a separate subsidiary of the Company. The operating agreements for such Lessees provide that the Crestline member of the Lessee has full control over the management of the business of the Lessee, subject to blocking rights by Marriott International, where it is the manager, over certain decisions by virtue of its non-economic, limited voting interest in the lessee subsidiaries. Each full-service hotel Lease has a fixed term generally ranging from seven to ten years, subject to earlier termination upon the occurrence of certain contingencies as defined in the Leases. Each Lease requires the Lessee to pay 1) minimum rent in a fixed dollar amount per annum plus 2) to the extent it exceeds minimum rent, percentage rent based upon specified percentages of aggregate sales from the applicable hotel, including room sales, food and beverage sales, and other income in excess of specified thresholds. The amount of minimum rent and the percentage rent thresholds will be adjusted each year based upon any increases in the Consumer Price Index and the Employment Cost Index during the previous 10 months, as well as for certain capital expenditures and casualty occurrences. The Company has received notices of termination from Crestline on five leases, with effective dates ranging from March through June 2000, which we are currently negotiating. We expect to be able to obtain replacement leases for these leases without material impact to our future operations.

  Effective November 15, 1999, we amended substantially all of our leases with Crestline to give Crestline the right to renew each of these leases for up to four additional terms of seven years each at a fair rental value, to be determined either by agreement between the Company and Crestline or through arbitration at the time the renewal option is exercised. Crestline is under no obligation to exercise these renewal options, and we have the right to terminate the renewal options during certain time periods specified in the amendments. In addition, the amendments provide that the fair rental value payable by us to Crestline in connection with the purchase of a lease as described above does not include any amounts relating to any renewal period. Therefore, the fair rental value of a lease after expiration of the initial term for such lease would be zero. The Company intends to evaluate our options regarding the Crestline leases and have not yet made a decision whether or not to purchase those leases.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

  Crestline Guarantees. Crestline and certain of its subsidiaries entered into limited guarantees of the Lease obligations of each Lessee. The full-service hotel leases are grouped into four lease pools (determined on the basis of the term of the particular Lease with all leases having generally the same lease term placed in the same "pool"). For each of the four identified pools, the cumulative limit of Crestline's guaranty obligation is the greater of 10% of the aggregate rent payable for the immediately preceding fiscal year under all Leases in the pool or 10% of the aggregate rent payable under all Leases in the pool. For each pool, the subsidiary of Crestline that is the parent of the Lessees in the pool (a "Pool Parent") also is a party to the guaranty of the Lease obligations for that pool.

  The obligations of the Pool Parent under each guaranty is secured by all funds received by the applicable Pool Parent from the hotels in the pool, and the hotels in the pool are required to distribute their excess cash flow to the Pool Parent for each accounting period, under certain conditions as described by the guaranty.

  As a result of the limited guarantees of the lease obligations of the lessees, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Separate financial statements for the year ended December 31, 1999 for each of the four lease pools in which the Company's full-service hotels are organized are presented in Item 8 of this Annual Report on Form 10-K. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission.

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

  The Operating Partnership sold the existing working capital to the applicable Lessee upon the commencement of the Lease at a price equal to the fair market value of such assets. The purchase price is represented by a note evidencing a loan that bears interest at a rate of 5.12%. Interest accrued on the working capital loan is due simultaneously with each periodic rent payment, and the amount of each payment of interest is credited against such rent payment. The principal amount of the working capital loan is payable upon termination of the Lease. The Lessee can return the working capital in satisfaction of the note. As of December 31, 1999, the note receivable from Crestline for working capital was $90 million.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

  REIT Modernization Act. Under the REIT Modernization Act, beginning January 1, 2001, we could lease our hotels to a subsidiary of the operating partnership that is a taxable corporation and that elects to be treated as a "taxable REIT subsidiary". In addition, as a result of passage of the REIT Modernization Act, we have the right to purchase the leases from Crestline on or after January 1, 2001, for a price equal to the fair rental value of the lessee's interest in the leases over their remaining terms (which could be significant).

  Hospitality Properties Trust Relationship. The Company sold and leased back 37 of its Courtyard properties in 1995 and an additional 16 Courtyard properties in 1996 to Hospitality Properties Trust ("HPT"). Additionally, in 1996, the Company sold and leased back 18 of its Residence Inns to HPT. These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of the Company. Minimum rent payments are $51 million annually for the Courtyard properties and $17 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to the owner under the terms of the leases.

  In connection with the REIT Conversion, the Operating Partnership sublet the HPT hotels (the "Subleases") to separate indirect sublessee subsidiaries of Crestline ("Sublessee"), subject to the terms of the applicable HPT Lease. The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either the HPT lessee (the "Sublessor") elects not to renew the HPT lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT hotels (one for Courtyard by Marriott hotels and one for Residence Inn hotels). Rent under the Sublease consists of the Minimum Rent payable under the HPT lease and an additional percentage rent payable to the Sublessor. The percentage rent is sufficient to cover the additional rent due under the HPT lease, with any excess being retained by the Sublessor. The rent payable under the Subleases is guaranteed by Crestline, up to a maximum amount of $30 million which amount is allocated between the two pools of HPT hotels.

  Other Lease Information. A number of the Company's leased hotel properties also include long-term ground leases for certain hotels, generally with multiple renewal options. Certain leases contain provision for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Future minimum annual rental commitments for all non-cancelable leases for which the Company is the lessee are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                 (in millions)
   2000.......................................................   $ 2    $  109
   2001.......................................................     1       105
   2002.......................................................     1       101
   2003.......................................................     1        97
   2004.......................................................     1       103
   Thereafter.................................................     3     1,236
                                                                 ---    ------
   Total minimum lease payments...............................     9    $1,751
                                                                        ======
   Less amount representing interest..........................    (3)
                                                                 ---
   Present value of minimum lease payments....................   $ 6
                                                                 ===

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  Certain of the lease payments included in the table above relate to facilities used in the Company's former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $71 million and $851 million, respectively, payable to the Company under non-cancellable subleases.

  In conjunction with the refinancing of the mortgage of the New York Marriott Marquis, the Company also renegotiated the terms of the ground lease, retroactive to 1998. The renegotiated ground lease provides for the payment of a percentage of the hotel sales (3% in 1998, 4% in 1999 and 5% thereafter) through 2017, which is to be used to amortize the then existing deferred ground rent obligation of $116 million. The Company has the right to purchase the land under certain circumstances. The balance of the deferred ground rent obligation was $86 million at December 31, 1999.

  The Company remains contingently liable at December 31, 1999 on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $80 million at December 31, 1999. However, management considers the likelihood of any substantial funding related to these leases to be remote.

  Rent expense consists of:

                                                                 1999 1998 1997
                                                                 ---- ---- ----
                                                                 (in millions)
Minimum rentals on operating leases............................. $106 $104 $ 98
Additional rentals based on sales...............................   29   26   20
                                                                 ---- ---- ----
                                                                 $135 $130 $118
                                                                 ==== ==== ====

10. Employee Stock Plans

  At December 31, 1999, the Company maintained two stock-based compensation plans, including the comprehensive stock plan (the "Comprehensive Plan"), whereby the Company may award to participating employees (i) options to purchase the Company's common stock, (ii) deferred shares of the Company's common stock and (iii) restricted shares of the Company's common stock and the employee stock purchase plan (the "Employee Stock Purchase Plan"). Total shares of common stock reserved and available for issuance under the Comprehensive Plan at December 31, 1999 was 39.6 million.

  Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. Non-qualified options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant.

  In connection with the Host Marriott Services ("HM Services") spin-off in 1995, outstanding options held by current and former employees of the Company were redenominated in both Company and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between the Company and HM Services, the Company originally had the right to receive up to 1.4 million shares of HM Services' common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly-owned subsidiary of Autogrill SpA of Italy, acquired Host Marriott Services Corporation. Since Host Marriott Services is no longer publicly traded, all future payments to the Company will be made in cash as Host Marriott Services Corporation has indicated that the receivable will not be settled in Autogrill SpA stock. As of December 31, 1999, the receivable balance is approximately $11.9 million, which is included in other assets.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

  For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 1999 and 1997, respectively: risk-free interest rates of 6.4% and 6.2%, volatility of 32% and 35%, expected lives of 12 years and 12 years and dividend yield of $ $0.84 per share and no dividend yield. The weighted average fair value per option granted during the year was $1.15 in 1999 and $13.13 in 1997. No options were granted in 1998. Pro forma compensation cost for 1999, 1998 and 1997 would have reduced net income by approximately $919,000, $524,000 and $330,000. Basic and diluted earnings per share on a pro forma basis were not impacted by the pro forma compensation cost in 1999, 1998 and 1997.

  The effects of the implementation of SFAS No. 123 are not representative of the effects on reported net income in future years because only the effects of stock option awards granted in 1997 and subsequent have been considered.

  A summary of the status of the Company's stock option plan for 1999, 1998 and 1997 follows:

                                      1999                         1998                         1997
                          ---------------------------- ---------------------------- ----------------------------
                                           Weighted                     Weighted                     Weighted
                             Shares        Average        Shares        Average        Shares        Average
                          (in millions) Exercise Price (in millions) Exercise Price (in millions) Exercise Price
                          ------------- -------------- ------------- -------------- ------------- --------------
Balance, at beginning of
 year...................       5.6           $ 3            6.8           $ 4            8.3           $ 4
Granted.................       0.6            10            --            --              .1            20
Exercised...............      (1.3)            3           (1.3)            5           (1.6)            4
Forfeited/Expired.......       --            --            (0.6)            4            --            --
Adjustment for
 Distribution and
 Special Dividend.......       --            --             0.7             3            --            --
                              ----                         ----                         ----
Balance, at end of
 year...................       4.9             4            5.6             3            6.8             4
                              ====                         ====                         ====
Options exercisable at
 year-end...............       4.2                          5.5                          6.4
                              ====                         ====                         ====

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The following table summarizes information about stock options at December 31, 1999:

                                 Options Outstanding          Options Exercisable
                          ---------------------------------- ----------------------
                                         Weighted
                                          Average   Weighted               Weighted
                                         Remaining  Average                Average
                             Shares     Contractual Exercise    Shares     Exercise
Range of Exercise Prices  (in millions)    Life      Price   (in millions)  Price
------------------------  ------------- ----------- -------- ------------- --------
$ 1 -  3................       3.4            7       $ 2         3.4        $ 2
  4 -  6................       0.4            9         6         0.4          6
  7 -  9................       0.9           13         9         0.4          8
 10 - 12................       0.2           14        12         --          12
 13 - 15................       --            13        15         --          15
 16 - 19................       --            13        18         --          18
                               ---                                ---
                               4.9                                4.2
                               ===                                ===

  Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 1999, 1998 and 1997, 11,000, 12,000 and 14,000 shares were granted, respectively, under this plan. The compensation cost that has been charged against income for deferred stock was not material in 1999, 1998 and 1997. The weighted average fair value per share granted during each year was $14.31 in 1999, $19.21 in 1998 and $15.81 in 1997.

  The Company from time to time awards restricted stock plan shares under the Comprehensive Plan to officers and key executives to be distributed over the next three to 10 years in annual installments based on continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the Company's common stock. In 1999, 1998 and 1997, 3,203,000, 2,900 and 198,000 shares of additional restricted stock plan shares were granted to certain key employees under these terms and conditions. Approximately 5,000 and 17,000 shares were forfeited in 1999 and 1998, respectively. There were no forfeitures in 1997. The Company recorded compensation expense of $7.7 million, $11 million and $13 million 1999, 1998 and 1997, respectively, related to these awards. The weighted average fair value per share granted during each year was $12.83 in 1999, $18.13 in 1998 and $16.88 in 1997. Under these awards 3,203,000 shares were outstanding at December 31, 1999.

  In 1998, 568,408 stock appreciation rights ("SARs") were issued under the Comprehensive Plan to certain directors of the Company as a replacement for previously issued options that were cancelled during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to the Company upon conversion to a REIT. The SARs are fully vested and the grant prices range from $1.20 to $5.13. In 1999 and 1998, the Company recognized compensation (income) expense of $(2.7) million and $4.8 million, respectively, related to this grant. Additionally, in future periods, the Company will recognize compensation expense for outstanding SARs as a result of fluctuations in the market price of the Company's common stock.

  Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or market value at the end of the plan year.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

11. Profit Sharing and Postemployment Benefit Plans

  The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by the Board of Directors. The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material in 1997 through 1999.

12. Acquisitions and Dispositions

  The Company completed a 210-room expansion of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million. Additionally, we acquired the remaining unaffiliated partnership interests in two full-service hotels by issuing approximately 612,000 cumulative preferred OP Units and paid cash of approximately $6.8 million.

  The Company acquired or gained controlling interest in 36 hotels with 15,166 rooms in 1998 and 18 hotels with 9,128 rooms in 1997. Twenty-five of the 1998 acquisitions, consisting of the Blackstone Acquisition and the Partnership Mergers, were completed on December 30, 1998 in conjunction with the REIT Conversion. Additionally, three full-service properties were contributed to one of the Non-Controlled Subsidiaries (Note 4). These acquisitions are summarized below.

  In December 1998, the Company completed the acquisition of, or controlling interests in, twelve hotels and one mortgage loan secured by an additional hotel (the "Blackstone Acquisition") from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners (together, the "Blackstone Entities"). In addition, the Company acquired a 25% interest in Swissotel Management (USA) L.L.C., which operates five Swissotel hotels in the United States, which the Company transferred to Crestline in connection with the Distribution. The Operating Partnership issued approximately 47.7 million OP Units, which are redeemable for the Company's common stock (or cash equivalent at Host Marriott's option) assumed debt and made cash payments totaling approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Entities. During 1999, approximately 467,000 OP Units were redeemed for common stock and an additional 233,000 OP Units were redeemed for $2 million in cash. As of December 31, 1999, the Blackstone Entities own approximately 16% of the outstanding OP Units of the Operating Partnership.

  In December 1998, the Company announced the completion of the Partnership Mergers which was the roll-up of eight public partnerships and four private partnerships which own or control 28 properties, 13 of which were already consolidated (the "Partnership Mergers"). The Operating Partnership issued approximately 25.8 million OP Units to partners for their interests valued at approximately $333 million. As of December 31, 1999, approximately 16.8 million OP Units remain outstanding.

  As a result of these transactions, the Company increased its ownership of most of the 28 properties to 100% while consolidating 13 additional hotels (4,445 rooms).

  During 1998, the Company acquired an additional interest in the Atlanta Marriott Marquis II Limited Partnership, which owns an interest in the 1,671-room Atlanta Marriott Marquis for approximately $239 million. The Company also acquired a controlling interest in two partnerships that own four hotels for approximately $74 million. In addition, the Company acquired four Ritz-Carlton hotels and two additional hotels totaling over 2,200 rooms for approximately $465 million.

  In 1997, the Company acquired eight full-service hotels totaling 3,600 rooms for approximately $145 million. In addition, the Company acquired controlling interests in nine full-service hotels totaling 5,024 rooms

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES for approximately $621 million, including the assumption of approximately $418 million of debt. The Company also completed the acquisition of the 504-room New York Marriott Financial Center, after acquiring the mortgage on the hotel for $101 million in late 1996.

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

  The following table summarizes property dispositions for 1999 and 1998:

                                                                      Pre-tax
                                                         Total      Gain/(Loss)
                                                     Consideration  on Disposal
Property                     Location     Year Rooms (in millions) (in millions)
--------                 ---------------- ---- ----- ------------- -------------
Minneapolis/Bloomington
 Marriott............... Bloomington, MN  1999  479      $ 35           $10
Saddle Brook Marriott... Saddle Brook, NJ 1999  221        15             3
Marriott's Grand Hotel
 Resort and Golf Club... Point Clear, AL  1999  306        28            (2)
The Ritz-Carlton,
 Boston................. Boston, MA       1999  275       119            15
El Paso Marriott........ El Paso, TX      1999  296         1            (2)
New York Marriott East
 Side................... New York, NY     1998  662       191            40
Napa Valley Marriott.... Napa, CA         1998  191        21            10

13. Fair Value of Financial Instruments

  The fair values of certain financial assets and liabilities and other financial instruments are shown below:

                                                     1999            1998
                                                --------------- ---------------
                                                Carrying  Fair  Carrying  Fair
                                                 Amount  Value   Amount  Value
                                                -------- ------ -------- ------
                                                         (in millions)
Financial assets
  Receivables from affiliates..................  $  127  $  133  $  134  $  141
  Notes receivable.............................      48      48      69      69
  Other........................................      12      12       9       9
Financial liabilities
  Debt, net of capital leases..................   5,063   4,790   5,110   5,125
Other financial instruments
  Convertible Preferred Securities.............     497     340     550     449

  Short-term marketable securities and Convertible Preferred Securities are valued based on quoted market prices. Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair values of the Bank Credit Facility and other notes are estimated to be equal to their carrying value. Senior notes are valued based on quoted market prices.

  The fair value of the liability related to the interest rate swap agreements assumed in the Blackstone Acquisition was $14 million. The fair value is based on the estimated amount the Company would pay or receive to terminate the swap agreements. The aggregate notional amount of the agreements was $365 million at December 31, 1998 and $100 million at January 2, 1998. The Company terminated all the swap agreements in 1999.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

14. Marriott International Distribution and Relationship with Marriott International

  The Company and Marriott International (formerly a wholly owned subsidiary, the common stock of which was distributed to the Company's shareholders on October 8, 1993) have entered into various agreements in connection with the Marriott International Distribution and thereafter which provide, among other things, that (i) the majority of the Company's hotel lodging properties are managed by Marriott International (see Note 15); (ii) 13 of the Company's full-service properties are operated under franchise agreements with Marriott International with terms of 15 to 30 years; (iii) Marriott International provided the Company with $92 million of financing at an average rate of 9% in 1997 related to the Company's discontinued senior living operations; (iv) the Company acquired 49% of Marriott International's 50% interest in the Leisure Park retirement community in 1997 for $23 million, including approximately $15 million of assumed debt; (v) Marriott International guarantees the Company's performance in connection with certain obligations ($24 million at December 31, 1999); (vi) the Company borrowed and repaid $109 million of first mortgage financing for construction of the Philadelphia Marriott (see Note 5); (vii) Marriott International and the Company formed a joint venture and Marriott International provided the Company with $29 million in debt financing at an average interest rate of 12.7% and $28 million in preferred equity in 1996 for the acquisition of two full-service properties in Mexico City, Mexico; and
(viii) Marriott International provides certain limited administrative services.

  In 1998 and 1997, the Company paid to Marriott International $196 million and $162 million, respectively, in hotel management fees and $9 million and $4 million, respectively, in franchise fees. Beginning in 1999, these fees, totaling $218 million in 1999, were paid by the lessees (see Note 9). In 1999, 1998 and 1997, the Company paid to Marriott International $0.3 million, $4 million and $13 million, respectively, in interest and commitment fees under the debt financing and line of credit provided by Marriott International, and $3 million for each of those years for limited administrative services. In connection with the discontinued senior living communities' business, the Company paid Marriott International $13 million and $6 million in management fees during 1998 and 1997, respectively.

  Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur.

15. Hotel Management Agreements

  Most of the Company's hotels are subject to management agreements (the "Agreements") under which Marriott International manages the Company's hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The Agreements generally provide for payment of base management fees equal to one to four percent of sales and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the Agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit. In the event of early termination of the Agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

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

 1998 Employee Benefits and Other Employment Matters Allocation Agreement

  As part of the REIT Conversion, the Company, the Operating Partnership and Crestline entered into the 1998 Employee Benefits Allocation Agreement relating to various compensation, benefits and labor matters. Under the agreement, the Operating Partnership and Crestline each assumed certain liabilities related to covered benefits and labor matters arising prior to the effective date of the Distribution and relating to employees of each organization, respectively, after the Distribution. The agreements also govern the treatment of awards under the Comprehensive Plan and requires the adoption of such a plan by Crestline and the Operating Partnership.

17. Litigation

  On March 16, 1998, limited partners in several limited partnerships filed a lawsuit, the Texas Multi-Partnership Lawsuit, naming the Company, Marriott International and others as defendants and claiming that they conspired to sell hotels to the partnerships for inflated prices, that they charged the partnerships excessive management fees to operate the partnerships' hotels and otherwise breached their fiduciary duties. The lawsuit involved the following partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership. Three other lawsuits, collectively, the Partnership Lawsuits, involving limited partners of some of the aforementioned partnerships had also been filed, at various dates beginning in June 1996, and include similar actions naming the Company, Marriott International and others as defendants.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The Company and Marriott International announced that we have executed a definitive settlement agreement to resolve the Texas Multi-Partnership Lawsuit and the Partnership Lawsuits. The understanding, which is still subject to numerous conditions, including court approval and various consents, has two principal features. First, the Company and Marriott International expect, through a joint venture to be formed between their affiliates, to acquire the equity interest of the limited partners in the two Courtyard partnerships for approximately $372 million. The Company's share of the acquisition costs of the Courtyard partnerships is expected to be $82 million. Second, the Company and Marriott International will each pay approximately $31 million to the limited partners of the remaining five partnerships in exchange for settlement of the litigation and a full release of claims. As a result of the proposed settlement, the Company has recorded a non-recurring, pre-tax charge of $40 million.

  The Company has also been named a defendant in other lawsuits involving various hotel partnerships. The lawsuits are ongoing, and although the ultimate resolution of lawsuits is not determinable, the Company does not believe the outcome will be material to the financial position, statement of operations or cash flows of the Company.

18. Geographic and Business Segment Information

  The Company operates one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands, contain an average of approximately 474 rooms as of March 1, 2000, as well as supply other amenities such as meeting space and banquet facilities; a variety of restaurants and lounges; gift shops and swimming pools. They are typically located in downtown, airport, suburban and resort areas throughout the United States. During most of 1998, the Company's foreign operations consisted of six full-service hotel properties located in Mexico and Canada. As of December 31, 1998, the Company's foreign operations had decreased to four Canadian hotel properties, as the hotels in Mexico were contributed to Rockledge Hotel Properties, Inc. There were no intercompany sales between the properties and the Company. The following table presents revenues and long-lived assets for each of the geographical areas in which the Company operates (in millions):

                                      1999            1998            1997
                                 --------------- --------------- ---------------
                                          Long-           Long-           Long-
                                          lived           lived           lived
                                 Revenues Assets Revenues Assets Revenues Assets
                                 -------- ------ -------- ------ -------- ------
United States...................  $1,352  $6,987  $3,443  $7,112  $2,770  $4,412
International...................      24     121     121      89     105     222
                                  ------  ------  ------  ------  ------  ------
  Total.........................  $1,376  $7,108  $3,564  $7,201  $2,875  $4,634
                                  ======  ======  ======  ======  ======  ======

  The long-lived assets for 1997 exclude $583 million of assets related to the discontinued senior living business.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

19. Quarterly Financial Data (unaudited)

                                                1999
                          ----------------------------------------------------------
                            First      Second       Third      Fourth      Fiscal
                           Quarter     Quarter     Quarter     Quarter      Year
                          ---------   ---------   ---------   ----------  ----------
                           (in millions, except per common share amounts)
Revenues................   $    192    $    203    $    203   $      778  $    1,376
Income (loss) from
 continuing operations
 before income taxes....        (44)        (44)        (32)         300         180
Income (loss) from
 continuing operations..        (44)        (44)        (32)         316         196
Income (loss) before
 extraordinary items....        (44)        (44)        (32)         316         196
Net income (loss).......        (44)        (31)        (28)         314         211
Net income (loss)
 available to common
 shareholders...........        (44)        (31)        (29)         320         216
Basic earnings (loss)
 per common share:
  Income (loss) from
   continuing
   operations...........       (.19)       (.19)       (.15)        1.43         .89
  Income (loss) before
   extraordinary items..       (.19)       (.19)       (.15)        1.43         .89
  Net income (loss).....       (.19)       (.14)       (.13)        1.42         .95
Diluted earnings (loss)
 per common share:
  Income (loss) from
   continuing
   operations...........       (.19)       (.19)       (.15)        1.24         .87
  Income (loss) before
   extraordinary items..       (.19)       (.19)       (.15)        1.24         .87
  Net income (loss).....       (.19)       (.14)       (.13)        1.24         .92
                                                1998
                          ----------------------------------------------------------
                            First      Second       Third      Fourth      Fiscal
                           Quarter     Quarter     Quarter     Quarter      Year
                          ---------   ---------   ---------   ----------  ----------
                           (in millions, except per common share amounts)
Revenues................   $    805    $    849    $    756   $    1,154  $    3,564
Income from continuing
 operations before
 income taxes...........         48         105           8           13         174
Income from continuing
 operations.............         28          62           2          102         194
Income before
 extraordinary items....         30          66           4           95         195
Net income (loss).......         30          66        (144)          95          47
Net income (loss)
 available to common
 shareholders...........         30          66        (144)          95          47
Basic earnings per
 common share:
  Income from continuing
   operations...........        .13         .29         .01          .47         .90
  Income before
   extraordinary items..        .14         .31         .02          .44         .91
  Net income (loss).....        .14         .31        (.67)         .44         .22
Diluted earnings per
 common share:
  Income from continuing
   operations...........        .13         .26         .01          .43         .84
  Income before
   extraordinary items..        .14         .28         .02          .40         .85
  Net income (loss).....        .14         .28        (.65)         .40         .27

  In December 1999, the Company retroactively changed its method of accounting for contingent rental revenues to conform to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101. As a result, contingent rental revenue is deferred on the balance sheet until certain revenue thresholds are realized. Amendments to the previously filed quarterly reports for the first three quarters of 1999 have been filed on Form 10-Q/A to conform to the new presentation. SAB No. 101 has no impact on full-year 1999 revenues, net income, or earnings per share because all rental revenues considered contingent under SAB No. 101 were earned as of December 31, 1999. The change in accounting principle has no effect on prior years because percentage rent relates to rental income on our leases, which began in 1999. The quarterly data in the table above has been restated to reflect the Company's senior living business as a discontinued operation and the impact of the 1998 stock portion of the Special Dividend on earnings per share.

                  HOST MARRIOTT CORPORATION AND SUBSIDIARIES

  The first three quarters consist of 12 weeks each in both 1999 and 1998, and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings (loss) per common share for the four quarters in 1999 and 1998 differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

                      CCHP I CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP I Corporation:

  We have audited the accompanying consolidated balance sheet of CCHP I Corporation and its subsidiaries (a Maryland corporation) as of December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal year ended December 31, 1999. These consolidated financial statements are the responsibility of CCHP I Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP I Corporation and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 24, 2000

                      CCHP I CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                       (in thousands, except share data)

                                ASSETS
Current assets
  Cash and cash equivalents............................................ $ 9,467
  Due from hotel managers..............................................   3,890
                                                                        -------
                                                                         13,357
Hotel working capital..................................................  26,011
                                                                        -------
                                                                        $39,368
                                                                        =======

                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Lease payable to Host Marriott....................................... $ 5,792
  Other................................................................   3,334
                                                                        -------
                                                                          9,126
Hotel working capital notes payable to Host Marriott...................  26,011
Deferred income taxes..................................................   1,027
                                                                        -------
    Total liabilities..................................................  36,164
                                                                        -------
Shareholder's equity
  Common stock (100 shares issued at $1.00 par value)..................     --
  Retained earnings....................................................   3,204
                                                                        -------
    Total shareholder's equity.........................................   3,204
                                                                        =======
                                                                        $39,368
                                                                        =======


                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

REVENUES
  Rooms............................................................... $585,381
  Food and beverage...................................................  277,684
  Other...............................................................   65,069
                                                                       --------
    Total revenues....................................................  928,134
                                                                       --------

OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
  Rooms...............................................................  141,898
  Food and beverage...................................................  211,964
  Other...............................................................  241,996
Other operating costs and expenses
  Lease expense to Host Marriott......................................  276,058
  Management fees.....................................................   40,659
                                                                       --------
    Total operating costs and expenses................................  912,575
                                                                       --------

OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST...............   15,559
Corporate expenses....................................................   (1,367)
Interest expense......................................................   (1,585)
                                                                       --------
INCOME BEFORE INCOME TAXES............................................   12,607
Provision for income taxes............................................   (5,169)
                                                                       --------
NET INCOME............................................................ $  7,438
                                                                       ========


                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                      Fiscal Year Ended December 31, 1999

                                 (in thousands)

                                                         Common Retained
                                                         Stock  Earnings Total
                                                         ------ -------- ------
Balance, January 1, 1999................................  $--    $  --   $  --
  Dividend to Crestline Capital.........................   --    (4,234) (4,234)
  Net income............................................   --     7,438   7,438
                                                          ----   ------  ------
Balance, December 31, 1999..............................  $--    $3,204  $3,204
                                                          ====   ======  ======




                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

OPERATING ACTIVITIES
Net income............................................................. $ 7,438
Change in amounts due from hotel managers..............................    (678)
Change in lease payable to Host Marriott...............................   5,792
Changes in other operating accounts....................................   1,149
                                                                        -------
  Cash from operations.................................................  13,701
INVESTING ACTIVITIES...................................................     --
                                                                        -------
FINANCING ACTIVITIES
Dividend to Crestline Capital..........................................  (4,234)
                                                                        -------
Increase in cash and cash equivalents..................................   9,467
Cash and cash equivalents, beginning of year...........................     --
                                                                        -------
Cash and cash equivalents, end of year................................. $ 9,467
                                                                        =======



                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Organization

  CCHP I Corporation (the "Company") was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation ("Crestline"). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT").

  On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 35 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. During 1999, Host Marriott sold three of the hotels and terminated the leases on those hotels. As of December 31, 1999, the Company leased 32 full-service hotels from Host Marriott.

  The Company operates as a unit of Crestline, utilizing Crestline's employees, insurance and administrative services since the Company does not have any employees. Certain direct expenses are paid by Crestline and charged directly or allocated to the Company. Certain general and administrative costs of Crestline are allocated to the Company, using a variety of methods, principally including Crestline's specific identification of individual costs and otherwise through allocations based upon estimated levels of effort devoted by general and administrative departments to the Company or relative measures of the size of the Company based on revenues. In the opinion of management, the methods for allocating general and administrative expenses and other direct costs are reasonable.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest December 31.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents.

 Revenues

  The Company records the gross property-level revenues generated by the hotels as revenues.

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

                      CCHP I CORPORATION AND SUBSIDIARIES

Note 2. Leases

 Hotel Leases

  The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 35 full-service hotels. Each hotel lease has an initial term generally ranging from three to seven years. The hotel leases generally have four seven-year renewal options at the option of the Company, however, Host Marriott may terminate any unexercised renewal options. The Tenant Subsidiaries are required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures. The rent during any renewal periods will be negotiated at fair market value at the time the renewal option is exercised.

  The Tenant Subsidiaries are responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries are responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

  In the event that Host Marriott disposes of a hotel free and clear of the hotel lease, Host Marriott would generally have to pay a termination fee equal to the fair market value of the Company's leasehold interest in the remaining term of the hotel lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the hotel lease, subject to the Company's approval under certain circumstances, without having to pay a termination fee. In addition, Host Marriott also has the right to terminate up to twelve of Crestline's leases without having to pay a termination fee. During 1999, Host Marriott exercised its right to terminate three hotel leases of the Company and Crestline without having to pay a termination fee. Conversely, Crestline may terminate up to twelve full-service hotel leases without penalty upon 180 days notice to Host Marriott. During 1999, Crestline exercised its right to terminate two of the Company's hotel leases as well as three additional Crestline hotel leases. These hotel leases will terminate in 2000, 180 days after each respective notification date.

  As a result of the recent tax legislation discussed below, Host Marriott may purchase all, but not less than all, of its hotel leases with Crestline, beginning January 2, 2001, with the purchase price calculated as discussed above. The payment of the termination fee will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

  For those hotels where Marriott International is the manager, it has a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

 FF&E Leases

  Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally range from two to three years and rent under the

                      CCHP I CORPORATION AND SUBSIDIARIES

FF&E Leases is a fixed amount. The Company will have the option at the expiration of the FF&E Lease term to either (i) renew the FF&E Leases for consecutive one-year renewal terms at fair market rental rate, or (ii) purchase the Excess FF&E for a price equal to its fair market value. If the Company does not exercise its purchase or renewal option, the Company is required to pay a termination fee equal to approximately one month's rent.

 Guaranty and Pooling Agreement

  In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provides a full guarantee and Crestline provides a limited guarantee of all of the hotel lease obligations.

  The cumulative limit of Crestline's guarantee obligation is the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement is reduced to zero, the Company can terminate the agreement and Host Marriott can terminate the Company's hotel leases without penalty.

  All of the Company's leases are cross-defaulted and the Company's obligations under the guaranty are secured by all the funds received from its Tenant Subsidiaries.

 Recent Tax Legislation

  On December 17, 1999 President Clinton signed the Work Incentives Improvement Act of 1999. Included in this legislation are provisions that, effective January 1, 2001, will allow a REIT to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. A taxable REIT subsidiary is a corporation that is owned more than 35 percent by a REIT. This law will enable Host Marriott, beginning in 2001 to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate the Company's leases, beginning in 2001, and pay termination fees determined according to formulas specified in the leases. If Host Marriott elects to terminate the full-service hotel leases, it would have to terminate all of Crestline's full-service hotel leases.

  Future minimum annual rental commitments for all non-cancelable leases as of December 31, 1999 are as follows (in thousands):

   2000............................................................... $161,094
   2001...............................................................  158,406
   2002...............................................................  156,630
   2003...............................................................  156,630
   2004...............................................................  141,614
   Thereafter.........................................................  141,614
                                                                       --------
     Total minimum lease payments..................................... $915,988
                                                                       ========
   Lease expense for 1999 consisted of the following (in thousands):
   Base rent.......................................................... $167,996
   Percentage rent....................................................  108,062
                                                                       --------
                                                                       $276,058
                                                                       ========

                      CCHP I CORPORATION AND SUBSIDIARIES

Note 3. Working Capital Notes

  Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $26,832,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. Upon termination of the hotel lease, the Company will sell Host Marriott the existing working capital at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash. As of December 31, 1999, the outstanding balance of the working capital notes was $26,011,000.

  Debt maturities at December 31, 1999 are as follows (in thousands):

   2000................................................................. $   135
   2001.................................................................   1,205
   2002.................................................................     --
   2003.................................................................   3,005
   2004.................................................................     --
   Thereafter...........................................................  21,666
                                                                         -------
                                                                         $26,011
                                                                         =======

  Cash paid for interest expense in 1999 totaled $1,463,000.

Note 4. Management Agreements

  All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies.

 Assignment of Management Agreements

  The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. The Tenant Subsidiaries are obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retains responsibility.

 Marriott International Management Agreements

  Marriott International manages 28 of the 32 hotels under long-term management agreements assigned to the Tenant Subsidiaries, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

                      CCHP I CORPORATION AND SUBSIDIARIES

  Pursuant to the terms of the management agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

 Other Hotel Management Agreements

  The Company's remaining four hotels are managed by other hotel management companies. One of the hotels is managed by Swissotel Management (USA) LLC, one is managed by Four Seasons Hotel Limited, and the remaining two hotels are managed by other independent hotel management companies under the "Marriott" brand pursuant to franchise agreements. The managers of the hotels provide similar services as Marriott International under its management agreements and receive base management fees, generally calculated as a percentage of revenues, and in most cases, incentive management fees, which are generally calculated as a percentage of operating profits.

  The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied, with the consent of Host Marriott under certain conditions. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

 Franchise Agreements

  Two of the Company's hotels are managed under franchise agreements between Host Marriott and Marriott International for terms ranging from 15 to 30 years. In connection with the assignment of the corresponding management agreement, the Tenant Subsidiaries assumed the franchise agreements for these hotels and will be the franchisee for the term of the corresponding hotel lease. Pursuant to the franchise agreements, the Tenant Subsidiaries generally pay a franchise fee based on a percentage of room revenues and food and beverage revenues as well as certain other fees for advertising and reservations. Franchise fees for room revenues vary from four to six percent, while fees for food and beverage revenues vary from two to three percent of revenues.

Note 5. Income Taxes

  The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal and state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

                      CCHP I CORPORATION AND SUBSIDIARIES

  The provision for income taxes for 1999 consists of the following (in thousands):

   Current--Federal...................................................... $3,536
       --State...........................................................    606
                                                                          ------
                                                                           4,142
                                                                          ------
   Deferred--Federal.....................................................    877
       --State...........................................................    150
                                                                          ------
                                                                           1,027
                                                                          ------
                                                                          $5,169
                                                                          ======

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for 1999 follows:

   Statutory federal tax rate............................................. 35.0%
   State income taxes, net of federal tax benefit.........................  6.0
                                                                           ----
                                                                           41.0%
                                                                           ====

  As of December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary difference that gives rise to the Company's deferred tax liability is attributable to the hotel working capital.

                      CCHP II CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP II Corporation:

  We have audited the accompanying consolidated balance sheet of CCHP II Corporation and its subsidiaries (a Maryland corporation) as of December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal year ended December 31, 1999. These consolidated financial statements are the responsibility of CCHP II Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP II Corporation and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 24, 2000

                      CCHP II CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            As of December 31, 1999
                       (in thousands, except share data)

                                ASSETS
Current assets
  Cash and cash equivalents............................................ $ 8,856
  Due from hotel managers..............................................  10,280
                                                                        -------
                                                                         19,136
Hotel working capital..................................................  18,090
                                                                        -------
                                                                        $37,226
                                                                        =======

                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Lease payable to Host Marriott....................................... $16,197
  Other................................................................   1,246
                                                                        -------
                                                                         17,443
Hotel working capital notes payable to Host Marriott...................  18,090
Deferred income taxes..................................................     996
                                                                        -------
    Total liabilities..................................................  36,529
Shareholder's equity
Common stock (100 shares issued at $1.00 par value)....................     --
Retained earnings......................................................     697
                                                                        -------
    Total shareholder's equity.........................................     697
                                                                        -------
                                                                        $37,226
                                                                        =======


                See Notes to Consolidated Financial Statements.

                      CCHP II CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

REVENUES
  Rooms.............................................................. $ 646,624
  Food and beverage..................................................   306,320
  Other..............................................................    64,876
                                                                      ---------
    Total revenues................................................... 1,017,820
                                                                      ---------
OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
  Rooms..............................................................   158,279
  Food and beverage..................................................   230,001
  Other..............................................................   231,668
Other operating costs and expenses
  Lease expense to Host Marriott.....................................   312,112
  Management fees....................................................    66,672
                                                                      ---------
    Total operating costs and expenses...............................   998,732
                                                                      ---------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST..............    19,088
Corporate expenses...................................................    (1,499)
Interest expense.....................................................      (928)
                                                                      ---------
INCOME BEFORE INCOME TAXES...........................................    16,661
Provision for income taxes...........................................    (6,831)
                                                                      ---------
NET INCOME........................................................... $   9,830
                                                                      =========



                See Notes to Consolidated Financial Statements.

                      CCHP II CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

                                                       Common Retained
                                                       Stock  Earnings   Total
                                                       ------ --------  -------
Balance, January 1, 1999..............................  $--   $   --    $   --
  Dividend to Crestline Capital.......................   --    (9,133)   (9,133)
  Net income..........................................   --     9,830     9,830
                                                        ----  -------   -------
Balance, December 31, 1999............................  $--   $   697   $   697
                                                        ====  =======   =======






                See Notes to Consolidated Financial Statements.

                      CCHP II CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

OPERATING ACTIVITIES
Net income............................................................. $ 9,830
Change in amounts due from hotel managers..............................  (9,322)
Change in lease payable to Host Marriott...............................  16,197
Changes in other operating accounts....................................   1,284
                                                                        -------
  Cash from operations.................................................  17,989
                                                                        -------
INVESTING ACTIVITIES...................................................     --
                                                                        -------
FINANCING ACTIVITIES
Dividend to Crestline Capital..........................................  (9,133)
                                                                        -------
Increase in cash and cash equivalents..................................   8,856
Cash and cash equivalents, beginning of year...........................     --
                                                                        -------
Cash and cash equivalents, end of year................................. $ 8,856
                                                                        =======





                See Notes to Consolidated Financial Statements.

                     CCHP II CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Organization

  CCHP II Corporation (the "Company") was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation ("Crestline"). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT").

  On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 28 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 31, 1999, the Company leased 28 full-service hotels from Host Marriott.

  The Company operates as a unit of Crestline, utilizing Crestline's employees, insurance and administrative services since the Company does not have any employees. Certain direct expenses are paid by Crestline and charged directly or allocated to the Company. Certain general and administrative costs of Crestline are allocated to the Company, using a variety of methods, principally including Crestline's specific identification of individual costs and otherwise through allocations based upon estimated levels of effort devoted by general and administrative departments to the Company or relative measures of the size of the Company based on revenues. In the opinion of management, the methods for allocating general and administrative expenses and other direct costs are reasonable.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest December 31.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents.

 Revenues

  The Company records the gross property-level revenues generated by the hotels as revenues.

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

                     CCHP II CORPORATION AND SUBSIDIARIES

Note 2. Leases

 Hotel Leases

  The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 28 full-service hotels. Each hotel lease has an initial term of eight years. The hotel leases generally have four seven-year renewal options at the option of the Company, however, Host Marriott may terminate any unexercised renewal options. The Tenant Subsidiaries are required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures. The rent during any renewal periods will be negotiated at fair market value at the time the renewal option is exercised.

  The Tenant Subsidiaries are responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries are responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

  In the event that Host Marriott disposes of a hotel free and clear of the hotel lease, Host Marriott would generally have to pay a termination fee equal to the fair market value of the Company's leasehold interest in the remaining term of the hotel lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the hotel lease, subject to the Company's approval under certain circumstances, without having to pay a termination fee. In addition, Host Marriott also has the right to terminate up to twelve of Crestline's leases without having to pay a termination fee. During 1999, Host Marriott exercised its right to terminate three of Crestline's hotel leases, however, none of these were the Company's hotel leases. Conversely, Crestline may terminate up to twelve full-service hotel leases without penalty upon 180 days notice to Host Marriott. During 1999, Crestline exercised its right to terminate five of its hotel leases, however, none of these were the Company's hotel leases.

  As a result of the recent tax legislation discussed below, Host Marriott may purchase all, but not less than all, of its hotel leases with Crestline beginning January 1, 2001, with the purchase price calculated as discussed above. The payment of the termination fee will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

  For those hotels where Marriott International is the manager, it has a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

 FF&E Leases

  Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally range from two to three years and rent under the FF&E Leases is a fixed amount. The Company will have the option at the expiration of the FF&E Lease term to

                     CCHP II CORPORATION AND SUBSIDIARIES
either (i) renew the FF&E Leases for consecutive one-year renewal terms at fair market rental rate, or (ii) purchase the Excess FF&E for a price equal to its fair market value. If the Company does not exercise its purchase or renewal option, the Company is required to pay a termination fee equal to approximately one month's rent.

 Guaranty and Pooling Agreement

  In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provides a full guarantee and Crestline provides a limited guarantee of all of the hotel lease obligations.

  The cumulative limit of Crestline's guarantee obligation is the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement is reduced to zero, the Company can terminate the agreement and Host Marriott can terminate the Company's hotel leases without penalty.

  All of the Company's leases are cross-defaulted and the Company's obligations under the guaranty are secured by all the funds received from its Tenant Subsidiaries.

 Recent Tax Legislation

  On December 17, 1999 President Clinton signed the Work Incentives Improvement Act of 1999. Included in this legislation are provisions that, effective January 1, 2001, will allow a REIT to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. A taxable REIT subsidiary is a corporation that is owned more than 35 percent by a REIT. This law will enable Host Marriott, beginning in 2001 to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate the Company's leases, beginning in 2001, and pay termination fees determined according to formulas specified in the leases. If Host Marriott elects to terminate the full-service hotel leases, it would have to terminate all of Crestline's full-service hotel leases.

  Future minimum annual rental commitments for all non-cancelable leases as of December 31, 1999 are as follows (in thousands):

   2000............................................................ $  174,747
   2001............................................................    174,747
   2002............................................................    174,747
   2003............................................................    174,747
   2004............................................................    174,747
   Thereafter......................................................    349,493
                                                                    ----------
     Total minimum lease payments.................................. $1,223,228
                                                                    ==========
   Lease expense for 1999 consisted of the following (in
    thousands):
   Base rent....................................................... $  167,755
   Percentage rent.................................................    144,357
                                                                    ----------
                                                                    $  312,112
                                                                    ==========

                     CCHP II CORPORATION AND SUBSIDIARIES

Note 3. Working Capital Notes

  Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $18,090,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. Upon termination of the hotel lease, the Company will sell Host Marriott the existing working capital at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash. As of December 31, 1999, the outstanding balance of the working capital notes was $18,090,000.

  Debt maturities at December 31, 1999 are as follows (in thousands):

     2000............................................................... $   --
     2001...............................................................     --
     2002...............................................................     --
     2003...............................................................     --
     2004...............................................................     --
     Thereafter.........................................................  18,090
                                                                         -------
                                                                         $18,090
                                                                         =======

  Cash paid for interest expense in 1999 totaled $856,000.

Note 4. Management Agreements

  All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies.

 Assignment of Management Agreements

  The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. The Tenant Subsidiaries are obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retains responsibility.

 Marriott International Management Agreements

  Marriott International manages 20 of the 28 hotels under long-term management agreements assigned to the Tenant Subsidiaries, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

                     CCHP II CORPORATION AND SUBSIDIARIES

  Pursuant to the terms of the management agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

 Ritz-Carlton Hotel Management Agreements

  The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, manages three of the leased hotels under long-term Hotel Management Agreements assigned to the Tenant Subsidiaries. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to four percent of revenues and incentive management fees are generally equal to 20% of available cash flow or operating profit, up to a maximum of 2.1% of revenues, as defined in the agreements.

 Other Hotel Management Agreements

  The Company's remaining five hotels are managed by other hotel management companies. One of the hotels is managed by the Hyatt Corporation and the remaining four hotels are managed by other independent hotel management companies under other brands pursuant to franchise agreements. The managers of the hotels provide similar services as Marriott International under its management agreements and receive base management fees, generally calculated as a percentage of revenues, and in most cases, incentive management fees, which are generally calculated as a percentage of operating profits.

  The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied, with the consent of Host Marriott under certain conditions. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

 Franchise Agreements

  Four of the Company's hotels are managed under franchise agreements between Host Marriott and other hotel companies for terms ranging from 15 to 30 years. In connection with the assignment of the corresponding management agreement, the Tenant Subsidiaries assumed the franchise agreements for these hotels and will be the franchisee for the term of the corresponding hotel lease. Pursuant to the franchise agreements, the Tenant Subsidiaries generally pay a franchise fee based on a percentage of room revenues and food and beverage revenues as well as certain other fees for advertising and reservations. Franchise fees for room revenues vary from four to six percent, while fees for food and beverage revenues vary from two to three percent of revenues.

Note 5. Income Taxes

  The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal and net state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

                     CCHP II CORPORATION AND SUBSIDIARIES

  The provision for income taxes for 1999 consists of the following (in thousands):

   Current--Federal..................................................... $4,981
       --State..........................................................    854
                                                                         ------
                                                                          5,835
                                                                         ------
   Deferred--Federal....................................................    850
       --State..........................................................    146
                                                                         ------
                                                                            996
                                                                         ------
                                                                         $6,831
                                                                         ======

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for 1999 follows:

   Statutory federal tax rate............................................. 35.0%
   State income taxes, net of federal tax benefit.........................  6.0
                                                                           ----
                                                                           41.0%
                                                                           ====

  As of December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary differences that gives rise to the Company's federal deferred tax liability is attributable to the hotel working capital.

                     CCHP III CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP III Corporation:

  We have audited the accompanying consolidated balance sheet of CCHP III Corporation and its subsidiaries (a Maryland corporation) as of December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal year ended December 31, 1999. These consolidated financial statements are the responsibility of CCHP III Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP III Corporation and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 24, 2000

                     CCHP III CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            As of December 31, 1999
                       (in thousands, except share data)

                                ASSETS
Current assets
  Cash and cash equivalents............................................ $ 6,638
  Due from hotel managers..............................................   8,214
  Restricted cash......................................................   4,519
                                                                        -------
                                                                         19,371
Hotel working capital..................................................  21,697
                                                                        -------
                                                                        $41,068
                                                                        =======

                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Lease payable to Host Marriott....................................... $13,706
  Other................................................................   4,139
                                                                        -------
                                                                         17,845
Hotel working capital notes payable to Host Marriott...................  21,697
Deferred income taxes..................................................     342
                                                                        -------
    Total liabilities..................................................  39,884
                                                                        -------
Shareholder's equity
  Common stock (100 shares issued at $1.00 par value)..................     --
  Retained earnings....................................................   1,184
                                                                        -------
    Total shareholder's equity.........................................   1,184
                                                                        -------
                                                                        $41,068
                                                                        =======


                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

REVENUES
  Rooms............................................................... $570,611
  Food and beverage...................................................  274,233
  Other...............................................................   80,149
                                                                       --------
    Total revenues....................................................  924,993
                                                                       --------
OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
  Rooms...............................................................  137,338
  Food and beverage...................................................  202,181
  Other...............................................................  236,721
Other operating costs and expenses
  Lease expense to Host Marriott......................................  295,563
  Management fees.....................................................   41,893
                                                                       --------
    Total operating costs and expenses................................  913,696
                                                                       --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST...............   11,297
Corporate expenses....................................................   (1,357)
Interest expense......................................................   (1,129)
                                                                       --------
INCOME BEFORE INCOME TAXES............................................    8,811
Provision for income taxes............................................   (3,612)
                                                                       --------
NET INCOME............................................................ $  5,199
                                                                       ========



                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

                                                       Common Retained
                                                       Stock  Earnings   Total
                                                       ------ --------  -------
Balance, January 1, 1999..............................  $--   $   --    $   --
  Dividend to Crestline Capital.......................   --    (4,015)   (4,015)
  Net income..........................................   --     5,199     5,199
                                                        ----  -------   -------
Balance, December 31, 1999............................  $--   $ 1,184   $ 1,184
                                                        ====  =======   =======






                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

OPERATING ACTIVITIES
Net income.............................................................. $5,199
Change in amounts due from hotel managers............................... (4,084)
Change in lease payable to Host Marriott................................ 13,706
Changes in other operating accounts..................................... (4,168)
                                                                         ------
  Cash from operations.................................................. 10,653
INVESTING ACTIVITIES....................................................    --
                                                                         ------
FINANCING ACTIVITIES
Dividend to Crestline Capital........................................... (4,015)
                                                                         ------
Increase in cash and cash equivalents...................................  6,638
Cash and cash equivalents, beginning of year............................    --
                                                                         ------
Cash and cash equivalents, end of year.................................. $6,638
                                                                         ======



                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Organization

  CCHP III Corporation (the "Company") was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation ("Crestline"). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT").

  On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 31 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. During 1999, Host Marriott sold two of the hotels and terminated the leases on those hotels. As of December 31, 1999, the Company leased 29 full-service hotels from Host Marriott.

  The Company operates as a unit of Crestline, utilizing Crestline's employees, insurance and administrative services since the Company does not have any employees. Certain direct expenses are paid by Crestline and charged directly or allocated to the Company. Certain general and administrative costs of Crestline are allocated to the Company, using a variety of methods, principally including Crestline's specific identification of individual costs and otherwise through allocations based upon estimated levels of effort devoted by general and administrative departments to the Company or relative measures of the size of the Company based on revenues. In the opinion of management, the methods for allocating general and administrative expenses and other direct costs are reasonable.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest December 31.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents.

 Restricted Cash

  In connection with the lender requirements of one of the leased hotels, the Company is required to maintain a separate account with the lender on behalf of the Company for the operating profit and incentive management fees of the hotel. Following the annual audit, amounts will be distributed to the hotel's manager and to the Company, in accordance with the loan agreement.

 Revenues

  The Company records the gross property-level revenues generated by the hotels as revenues.

                     CCHP III CORPORATION AND SUBSIDIARIES

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

Note 2. Leases

 Hotel Leases

  The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 31 full-service hotels. Each hotel lease has an initial term of nine years. The hotel leases generally have four seven-year renewal options at the option of the Company, however, Host Marriott may terminate any unexercised renewal options. The Tenant Subsidiaries are required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures. The rent during any renewal periods will be negotiated at fair market value at the time the renewal option is exercised.

  The Tenant Subsidiaries are responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries are responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

  In the event that Host Marriott disposes of a hotel free and clear of the hotel lease, Host Marriott would generally have to pay a termination fee equal to the fair market value of the Company's leasehold interest in the remaining term of the hotel lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the hotel lease, subject to the Company's approval under certain circumstances, without having to pay a termination fee. In addition, Host Marriott also has the right to terminate up to twelve of Crestline's leases without having to pay a termination fee. During 1999, Host Marriott exercised its right to terminate three of Crestline's hotel leases, however, none of these were the Company's hotel leases. Conversely, Crestline may terminate up to twelve full-service hotel leases without penalty upon 180 days notice to Host Marriott. During 1999, Crestline exercised its right to terminate three of the Company's hotel leases, as well as two additional Crestline hotel leases. These hotel leases will terminate in 2000, 180 days after each respective notification date. In 1999, Host Marriott terminated two of the Company's hotel leases with no termination fee as stipulated in those specific lease agreements.

  As a result of the recent tax legislation discussed below, Host Marriott may purchase all, but not less than all, of its hotel leases with Crestline beginning January 1, 2001 with the purchase price calculated as discussed above. The payment of the termination fee will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

                     CCHP III CORPORATION AND SUBSIDIARIES

  For those hotels where Marriott International is the manager, it has a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

 FF&E Leases

  Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally range from two to three years and rent under the FF&E Leases is a fixed amount. The Company will have the option at the expiration of the FF&E Lease term to either (i) renew the FF&E Leases for consecutive one-year renewal terms at fair market rental rate, or (ii) purchase the Excess FF&E for a price equal to its fair market value. If the Company does not exercise its purchase or renewal option, the Company is required to pay a termination fee equal to approximately one month's rent.

 Guaranty and Pooling Agreement

  In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provides a full guarantee and Crestline provides a limited guarantee of all of the hotel lease obligations.

  The cumulative limit of Crestline's guarantee obligation is the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement is reduced to zero, the Company can terminate the agreement and Host Marriott can terminate the Company's hotel leases without penalty.

  All of the Company's leases are cross-defaulted and the Company's obligations under the guaranty are secured by all the funds received from its Tenant Subsidiaries.

 Recent Tax Legislation

  On December 17, 1999 President Clinton signed the Work Incentives Improvement Act of 1999. Included in this legislation are provisions that, effect January 1, 2001, will allow a REIT to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. A taxable REIT subsidiary is a corporation that is owned more than 35 percent by a REIT. This law will enable Host Marriott, beginning in 2001 to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate the Company's leases, beginning in 2001, and pay termination fees determined according to formulas specified in the leases. If Host Marriott elects to terminate the full-service hotel leases, it would have to terminate all of Crestline's full-service hotel leases.

                     CCHP III CORPORATION AND SUBSIDIARIES

  Future minimum annual rental commitments for all non-cancelable leases as of December 31, 1999 are as follows (in thousands):

   2000............................................................ $  162,014
   2001............................................................    155,465
   2002............................................................    155,465
   2003............................................................    155,465
   2004............................................................    155,465
   Thereafter......................................................    466,395
                                                                    ----------
     Total minimum lease payments.................................. $1,250,269
                                                                    ==========
   Lease expense for 1999 consisted of the following (in
    thousands):
   Base rent....................................................... $  168,910
   Percentage rent.................................................    126,653
                                                                    ----------
                                                                    $  295,563
                                                                    ==========

Note 3. Working Capital Notes

  Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $22,046,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. Upon termination of the hotel lease, the Company will sell Host Marriott the existing working capital at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash. As of December 31, 1999, the outstanding balance of the working capital notes was $21,697,000.

  Debt maturities at December 31, 1999 are as follows (in thousands):

   2000................................................................. $   --
   2001.................................................................     --
   2002.................................................................     --
   2003.................................................................     --
   2004.................................................................     --
   Thereafter...........................................................  21,697
                                                                         -------
                                                                         $21,697
                                                                         =======

  Cash paid for interest expense in 1999 totaled $1,042,000.

Note 4. Management Agreements

  All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies.

 Assignment of Management Agreements

  The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. The Tenant Subsidiaries are obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain obligations including payment of property taxes, property casualty

                     CCHP III CORPORATION AND SUBSIDIARIES
insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retains responsibility.

 Marriott International Management Agreements

  Marriott International manages 18 of the 29 hotels under long-term management agreements assigned to the Tenant Subsidiaries, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

  Pursuant to the terms of the management agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

 Ritz-Carlton Hotel Management Agreements

  The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, manages three of the leased hotels under long-term Hotel Management Agreements assigned to the Company. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base Management fees vary from two to four percent of revenues and incentive management fees are generally equal to 20% of available cash flow or operating profit, up to a maximum of 2.1% of revenues, as defined in the agreements.

 Other Hotel Management Agreements

  The Company's remaining eight hotels are managed by other hotel management companies. Two of the hotels are managed by Swissotel Management (USA) LLC, one is managed by the Hyatt Corporation, and the remaining five hotels are managed by other independent hotel management companies under the "Marriott" brand pursuant to franchise agreements. The managers of the hotels provide similar services as Marriott International under its management agreements and receive base management fees, generally calculated as a percentage of revenues, and in most cases, incentive management fees, which are generally calculated as a percentage of operating profits.

  The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied, with the consent of Host Marriott under certain conditions. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

 Franchise Agreements

  Five of the Company's hotels are managed under franchise agreements between Host Marriott and Marriott International for terms ranging from 15 to 30 years. In connection with the assignment of the corresponding

                     CCHP III CORPORATION AND SUBSIDIARIES
management agreement, the Tenant Subsidiaries assumed the franchise agreements for these hotels and will be the franchisee for the term of the corresponding hotel lease. Pursuant to the franchise agreements, the Tenant Subsidiaries generally pay a franchise fee based on a percentage of room revenues and food and beverage revenues as well as certain other fees for advertising and reservations. Franchise fees for room revenues vary from four to six percent, while fees for food and beverage revenues vary from two to three percent of revenues.

Note 5. Income Taxes

  The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal and net state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

  The provision for income taxes for 1999 consists of the following (in thousands):

   Current--Federal..................................................... $2,792
       --State..........................................................    478
                                                                         ------
                                                                          3,270
                                                                         ------
   Deferred--Federal....................................................    292
       --State..........................................................     50
                                                                         ------
                                                                            342
                                                                         ------
                                                                         $3,612
                                                                         ======

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for 1999 follows:

   Statutory federal tax rate............................................. 35.0%
   State income taxes, net of federal tax benefit.........................  6.0
                                                                           ----
                                                                           41.0%
                                                                           ====

  As of December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary differences that gives rise to the Company's deferred tax liability is attributable to the hotel working capital.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP IV Corporation:

  We have audited the accompanying consolidated balance sheet of CCHP IV Corporation and its subsidiaries (a Maryland corporation) as of December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal year ended December 31, 1999. These consolidated financial statements are the responsibility of CCHP IV Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP IV Corporation and its subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 24, 2000

                      CCHP IV CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                            As Of December 31, 1999
                       (in thousands, except share data)

                                ASSETS
Current assets
  Cash and cash equivalents............................................ $ 3,487
  Due from hotel managers..............................................  14,571
  Due from Crestline Capital...........................................   3,487
                                                                        -------
                                                                         21,545
Hotel working capital..................................................  16,522
                                                                        -------
                                                                        $38,067
                                                                        =======

                 LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Lease payable to Host Marriott....................................... $20,348
  Other................................................................     456
                                                                        -------
                                                                         20,804
Hotel working capital notes payable to Host Marriott...................  16,522
Deferred income taxes..................................................     741
                                                                        -------
    Total liabilities..................................................  38,067
                                                                        -------
Shareholder's equity
  Common stock (100 shares issued at $1.00 par value)..................     --
  Retained earnings....................................................     --
    Total shareholder's equity.........................................     --
                                                                        -------
                                                                        $38,067
                                                                        =======



                See Notes to Consolidated Financial Statements.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

REVENUES
  Rooms............................................................... $578,321
  Food and beverage...................................................  333,120
  Other...............................................................   77,368
                                                                       --------
    Total revenues....................................................  988,809
                                                                       --------
OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
  Rooms...............................................................  129,051
  Food and beverage...................................................  234,310
  Other...............................................................  231,547
Other operating costs and expenses
  Lease expense to Host Marriott......................................  316,654
  Management fees.....................................................   66,514
                                                                       --------
    Total operating costs and expenses................................  978,076
                                                                       --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST...............   10,733
Corporate expenses....................................................   (1,449)
Interest expense......................................................     (846)
Interest income.......................................................       16
                                                                       --------
INCOME BEFORE INCOME TAXES............................................    8,454
Provision for income taxes............................................   (3,466)
                                                                       --------
NET INCOME............................................................ $  4,988
                                                                       ========



                See Notes to Consolidated Financial Statements.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

                                                         Common Retained
                                                         Stock  Earnings Total
                                                         ------ -------- ------
Balance, January 1, 1999................................  $--    $  --   $  --
  Dividend to Crestline Capital.........................   --    (4,988) (4,988)
  Net income............................................   --     4,988   4,988
                                                          ----   ------  ------
Balance, December 31, 1999..............................  $--    $  --   $  --
                                                          ====   ======  ======






                See Notes to Consolidated Financial Statements.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                      Fiscal Year Ended December 31, 1999
                                 (in thousands)

OPERATING ACTIVITIES
Net income............................................................. $ 4,988
Change in amounts due from hotel managers.............................. (14,124)
Change in lease payable to Host Marriott...............................  20,348
Changes in other operating accounts....................................     750
                                                                        -------
  Cash from operations.................................................  11,962
                                                                        -------
INVESTING ACTIVITIES...................................................     --
                                                                        -------
FINANCING ACTIVITIES
Amounts advanced to Crestline Capital..................................  (3,487)
Dividend to Crestline Capital..........................................  (4,988)
                                                                        -------
  Cash used in financing activities....................................  (8,475)
                                                                        -------
Increase in cash and cash equivalents..................................   3,487
Cash and cash equivalents, beginning of year...........................     --
                                                                        -------
Cash and cash equivalents, end of year................................. $ 3,487
                                                                        =======





                See Notes to Consolidated Financial Statements.

                     CCHP IV CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

 Organization

  CCHP IV Corporation (the "Company") was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation ("Crestline"). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation ("Host Marriott") completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust ("REIT").

  On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 27 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 31, 1999, the Company leased 27 full-service hotels from Host Marriott.

  The Company operates as a unit of Crestline, utilizing Crestline's employees, insurance and administrative services since the Company does not have any employees. Certain direct expenses are paid by Crestline and charged directly or allocated to the Company. Certain general and administrative costs of Crestline are allocated to the Company, using a variety of methods, principally including Crestline's specific identification of individual costs and otherwise through allocations based upon estimated levels of effort devoted by general and administrative departments to the Company or relative measures of the size of the Company based on revenues. In the opinion of management, the methods for allocating general and administrative expenses and other direct costs are reasonable.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

 Fiscal Year

  The Company's fiscal year ends on the Friday nearest December 31.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less at date of purchase as cash equivalents.

 Revenues

  The Company records the gross property-level revenues generated by the hotels as revenues.

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

                     CCHP IV CORPORATION AND SUBSIDIARIES

Note 2. Leases

 Hotel Leases

  The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 27 full-service hotels. Each hotel lease has an initial term of ten years. The hotel leases generally have four seven-year renewal options at the option of the Company, however, Host Marriott may terminate any unexercised renewal options. The Tenant Subsidiaries are required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures. The rent during any renewal periods will be negotiated at fair market value at the time this renewal option is exercised.

  The Tenant Subsidiaries are responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries are responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott is responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

  In the event that Host Marriott disposes of a hotel free and clear of the hotel lease, Host Marriott would generally have to pay a termination fee equal to the fair market value of the Company's leasehold interest in the remaining term of the hotel lease using a discount rate of 12%. Alternatively, Host Marriott would be entitled to (i) substitute a comparable hotel for any hotel that is sold, with the terms agreed to by the Company, or (ii) sell the hotel subject to the hotel lease, subject to the Company's approval under certain circumstances, without having to pay a termination fee. In addition, Host Marriott also has the right to terminate up to twelve of Crestline's leases without having to pay a termination fee. During 1999, Host Marriott exercised its right to terminate three of Crestline's hotel leases, however, none of these were the Company's hotel leases. Conversely, Crestline may terminate up to twelve full-service hotel leases without penalty upon 180 days notice to Host Marriott. During 1999, Crestline exercised its right to terminate five of its hotel leases, however, none of these were the Company's hotel leases.

  As a result of the recent tax legislation discussed below, Host Marriott may purchase all, but not less than all, of its hotel leases with Crestline beginning January 1, 2001 with the purchase price calculated as discussed above. The payment of the termination fee will be payable in cash or, subject to certain conditions, shares of Host Marriott common stock at the election of Host Marriott.

  For those hotels where Marriott International is the manager, it has a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

 FF&E Leases

  Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally range from two to three years and rent under the FF&E Leases is a fixed amount. The Company will have the option at the expiration of the FF&E Lease term to

                     CCHP IV CORPORATION AND SUBSIDIARIES
either (i) renew the FF&E Leases for consecutive one-year renewal terms at fair market rental rate, or (ii) purchase the Excess FF&E for a price equal to its fair market value. If the Company does not exercise its purchase or renewal option, the Company is required to pay a termination fee equal to approximately one month's rent.

 Guaranty and Pooling Agreement

  In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provides a full guarantee and Crestline provides a limited guarantee of all of the hotel lease obligations.

  The cumulative limit of Crestline's guarantee obligation is the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement is reduced to zero, the Company can terminate the agreement and Host Marriott can terminate the Company's hotel leases without penalty.

  All of the Company's leases are cross-defaulted and the Company's obligations under the guaranty are secured by all the funds received from its Tenant Subsidiaries.

 Recent Tax Legislation

  On December 17, 1999 President Clinton signed the Work Incentives Improvement Act of 1999. Included in this legislation are provisions that, effect January 1, 2001, will allow a REIT to lease hotels to a "taxable REIT subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. A taxable REIT subsidiary is a corporation that is owned more than 35 percent by a REIT. This law will enable Host Marriott, beginning in 2001 to lease its hotels to a taxable REIT subsidiary. Host Marriott may, at its discretion, elect to terminate the Company's leases, beginning in 2001, and pay termination fees determined according to formulas specified in the leases. If Host Marriott elects to terminate the full-service hotel leases, it would have to terminate all of Crestline's full-service hotel leases.

  Future minimum annual rental commitments for all non-cancelable leases as of December 31, 1999 are as follows (in thousands):

   2000............................................................ $  186,420
   2001............................................................    186,420
   2002............................................................    186,420
   2003............................................................    186,420
   2004............................................................    186,420
   Thereafter......................................................    745,679
                                                                    ----------
     Total minimum lease payments.................................. $1,677,779
                                                                    ==========
   Lease expense for 1999 consisted of the following (in
    thousands):
   Base rent....................................................... $  183,048
   Percentage rent.................................................    133,606
                                                                    ----------
                                                                    $  316,654
                                                                    ==========

                     CCHP IV CORPORATION AND SUBSIDIARIES

Note 3. Working Capital Notes

  Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $16,522,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. Upon termination of the hotel lease, the Company will sell Host Marriott the existing working capital at its current value. To the extent the working capital delivered to Host Marriott is less than the value of the note, the Company will pay Host Marriott the difference in cash. However, to the extent the working capital delivered to Host Marriott exceeds the value of the note, Host Marriott will pay the Company the difference in cash. As of December 31, 1999, the outstanding balance of the working capital notes was $16,522,000

  Debt maturities at December 31, 1999 are as follows (in thousands):

   2000................................................................. $   --
   2001.................................................................     --
   2002.................................................................     --
   2003.................................................................     --
   2004.................................................................     --
   Thereafter...........................................................  16,522
                                                                         -------
                                                                         $16,522
                                                                         =======

  Cash paid for interest expense in 1999 totaled $781,000.

Note 4. Management Agreements

  All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies.

 Assignment of Management Agreements

  The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. The Tenant Subsidiaries are obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retains responsibility.

 Marriott International Management Agreements

  Marriott International manages 20 of the 27 hotels under long-term management agreements assigned to the Tenant Subsidiaries, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

  Pursuant to the terms of the management agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels

                     CCHP IV CORPORATION AND SUBSIDIARIES
in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

 Ritz-Carlton Hotel Management Agreements

  The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, manages three of the leased hotels under long-term Hotel Management Agreements assigned to the Company. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base Management fees vary from two to four percent of revenues and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

 Other Hotel Management Agreements

  The Company's remaining four hotels are managed by other hotel management companies. Two of the hotels are managed by the Hyatt Corporation, one of the hotels is managed by Swissotel Management (USA) LLC, and one is managed by Four Seasons Hotel Limited. The managers of the hotels provide similar services as Marriott International under its management agreements and receive base management fees, generally calculated as a percentage of revenues, and in most cases, incentive management fees, which are generally calculated as a percentage of operating profits.

  The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied, with the consent of Host Marriott under certain conditions. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

Note 5. Income Taxes

  The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal and net state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

  The provision for income taxes for 1999 consists of the following (in thousands):

   Current--Federal...................................................... $2,326
       --State...........................................................    399
                                                                          ------
                                                                           2,725
                                                                          ------
   Deferred--Federal.....................................................    633
       --State...........................................................    108
                                                                          ------
                                                                             741
                                                                          ------
                                                                          $3,466
                                                                          ======

                     CCHP IV CORPORATION AND SUBSIDIARIES

  A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate for 1999 follows:

   Statutory federal tax rate............................................. 35.0%
   State income taxes, net of federal tax benefit.........................  6.0
                                                                           ----
                                                                           41.0%
                                                                           ====

  As of December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary differences that gives rise to the Company's deferred tax liability is attributable to the hotel working capital.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  The information called for by Items 10-13 is incorporated by reference from our 2000 Annual Meeting of Shareholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

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

  (ii) FINANCIAL STATEMENT SCHEDULES

    The following financial information is filed herewith on the pages indicated.

    Financial Schedules:

                                                        Page
                                                     ----------
     III. Real Estate and Accumulated Depreciation   S-1 to S-2

  All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

  (iii) EXHIBITS

 Exhibit
   No.                                 Description
 -------                               -----------
    2.1  Agreement and Plan of Merger by and among Host Marriott Corporation,
         HMC Merger Corporation and Host Marriott L.P. (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-
         64793).

    3.3  Bylaws of Host Marriott Corporation dated December 29, 1998
         (incorporated by reference to Host Marriott Corporation's Current
         Report on Form 8-K (File No. 001-14625) filed with the Commission on
         December 30, 1999).

    3.4  Articles of Amendment and Restatement of Articles of Incorporation of
         Host Marriott Corporation (incorporated by reference to Host Marriott
         Corporation Registration Statement No. 333-64793).

    3.5  Articles Supplementary of Host Marriott Corporation Classifying and
         Designating a Series of Preferred Stock as Series A Junior
         Participating Preferred Stock and Fixing Distribution and Other
         Preferences and Rights of Such Series (Incorporated herein by reference to Exhibit 4.2 to Host Marriott Corporation Registration
         Statement on Form 8-A (Registration No. 001-14625) filed with the
         Commission on December 11, 1998)


  Exhibit
    No.                                 Description
  -------                               -----------
   3.6     Articles Supplementary of Host Marriott Corporation Classifying and
           Designating Preferred Stock of the Registrant as 10% Class A
           Cumulative Redeemable Preferred Stock (Incorporated by reference to
           Exhibit 4.1 to Host Marriott Corporation Registration Statement on
           Form 8-A (Registration No. 001-14625) filed with the Commission on
           July 30, 1999)

   3.7     Articles Supplementary of Host Marriott Corporation Classifying and
           Designating Preferred Stock of the Registrant as 10% Class B
           Cumulative Redeemable Preferred Stock (Incorporated by reference to
           Exhibit 4.1 to Host Marriott Corporation Registration Statement on
           Form 8-A (Registration No. 001-14625) filed with the Commission on
           November 23, 1999)

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

   4.9 Amended and Restated Trust Agreement, dated as of December 29, 1998, among HMC Merger Corporation, as Depositor, IBJ Schroder Bank &
           Trust Company, as Property Trustee, Delaware Trust Capital
           Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr.,
           Ed Walter and Christopher G. Townsend, as Administrative Trustees
           (incorporated by reference to Host Marriott Corporation 1998 Annual
           Report on Form 10K filed March 26, 1999).

  10.1     Second Amended and Restated Agreement of Limited Partnership of Host
           Marriott, L.P. (incorporated by reference to Exhibit 3.1 of Host
           Marriott Corporation Registration Statement No. 333-55807).


 Exhibit
   No.                                 Description
 -------                               -----------
  10.2   Indenture between Host Marriott L.P., as Issuer, and Marine Midland
         Bank, as Indenture Trustee, and Form of 6.56% Callable Note due
         December 15, 2005 (incorporated by reference to Exhibit 4.1 of Host
         Marriott Corporation Registration Statement No. 333-55807).

  10.3   Amended and Restated Credit Agreement dated as of June 19, 1997 and
         Amended and Restated as of August 5, 1998 among Host Marriott
         Corporation, Host Marriott Hospitality, Inc., HMH Properties, Inc.,
         Host Marriott, L.P., HMC Capital Resources Corp., Various Banks, Wells
         Fargo Bank, National Association, The Bank of Nova Scotia and Credit
         Lyonnais New York Branch, as Co-Arrangers, and Bankers Trust Company as Arranger and Administrative Agent (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated September
         11, 1998).

  10.4 First Amendment and Waiver of Amended and Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998, among Host Marriott Corporation, Host Marriott Hospitality Inc.,
         HMH Properties, Inc., Host Marriott, L.P., HMC Capital Resources
         Corp., Various Banks, Wells Fargo Bank, National Association, The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Co-Arrangers and Bankers Trust Company as Arranger and Administrative Agent dated as of November 25, 1998 (incorporated by reference to Host Marriott
         Corporation 1998 Annual Report on Form 10-K filed March 26, 1999).

  10.5   Second Amendment and Consent to Credit Agreement of Amended and
         Restated Credit Agreement dated as of June 19, 1997 and Amended and
         Restated as of August 5, 1998, among Host Marriott Corporation, Host
         Marriott Hospitality Inc., HMH Properties, Inc., Host Marriott, L.P.,
         HMC Capital Resources Corp., Various Banks, Wells Fargo Bank, National
         Association, The Bank of Nova Scotia and Credit Lyonnais New York
         Branch, as Co-Arrangers and Bankers Trust Company as Arranger and
         Administrative Agent dated as of December 17, 1998 (incorporated by reference to Host Marriott Corporation 1998 Annual Report on Form 10-K filed March 26, 1999).

  10.6   Third Amendment and Waiver to Credit Agreement Amended and Restated
         Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998, among Host Marriott Corporation, Host Marriott
         Hospitality Inc., HMH Properties, Inc., Host Marriott, L.P., HMC
         Capital Resources Corp., Various Banks, Wells Fargo Bank, National
         Association, The Bank of Nova Scotia and Credit Lyonnais New York
         Branch, as Co-Arrangers and Bankers Trust Company as Arranger and
         Administrative Agent dated as of March 15, 1999 (incorporated by reference to Host Marriott Corporation 1998 Annual Report on Form 10-K filed March 26, 1999).

  10.7 Host Marriott Corporation Executive Deferred Compensation Plan effective as of December 29, 1998 (formerly the Marriott Corporation
         Executive Deferred Compensation Plan) (incorporated by reference to
         Host Marriott Corporation 1998 Annual Report on Form 10-K filed March
         26, 1999).

  10.8   Host Marriott Corporation 1997 and Host Marriott, L.P. Comprehensive
         Incentive Stock Plan (incorporated by reference to Host Marriott
         Corporation's Proxy Statement filed April 3, 1997).

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


 Exhibit
   No.                                 Description
 -------                               -----------
  10.14  Amendment No. 5 to the Distribution Agreement dated December 18, 1998 by and among Host Marriott Corporation, Host Marriott Services
         Corporation and Marriott International Inc. (incorporated by reference to Host Marriott Corporation 1998 Annual Report on Form 10-K filed
         March 26, 1999).

  10.15  Distribution Agreement dated December 22, 1995 by and between Host
         Marriott Corporation and Host Marriott Services Corporation
         (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

  10.16 Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services
         Corporation (incorporated by reference to Host Marriott Corporation
         1998 Annual Report on Form 10-K filed March 26, 1999).

  10.17  Tax Sharing Agreement dated as of October 5, 1993 by and between
         Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 23, 1993).

  10.18  License Agreement dated as of December 29, 1998 by and among Host
         Marriott Corporation, Host Marriott, L.P., Marriott International,
         Inc. and Marriott Worldwide Corporation (incorporated by reference to
         Host Marriott Corporation 1998 Annual Report on Form 10-K filed March
         26, 1999).

  10.19  Noncompetition Agreement between Host Marriott Corporation, Host
         Marriott, L.P. and Crestline Capital Corporation and other parties named therein (incorporated by reference to Host Marriott Corporation
         1998 Annual Report on Form 10-K filed March 26, 1999).

  10.20 Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
         (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 23, 1993).

  10.21  Restated Noncompetition Agreement by and among Host Marriott
         Corporation, Marriott International, Inc. and Sodexho Marriott
         Services, Inc. (incorporated by reference to Host Marriott Corporation
         Registration Statement No. 333-64793).

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

  10.26  Host Marriott, L.P. Retirement and Savings Plan and Trust
         (incorporated by reference to Host Marriott Corporation 1998 Annual
         Report on Form 10-K filed March 26, 1999).

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

 #10.30  Form of Lease Agreement (incorporated by reference to Host Marriott
         Corporation Registration Statement No. 333-64793).


 Exhibit
   No.                                Description
 -------                              -----------
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

  10.34  Amendment to the Employee Benefits and Other Employment Matters
         Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Sodexho Marriott
         Services, Inc., Crestline Capital Corporation and Host Marriott, L.P.
         (incorporated by reference to Host Marriott Corporation 1998 Annual
         Report on Form 10-K filed March 26, 1999).

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

  10.38  Asset Management Agreement between Host Marriott Corporation and
         Crestline Capital Corporation (incorporated by reference to Crestline
         Capital Corporation Registration Statement No. 333-64657).

  12.1*  Computation of Ratios of Earnings to Fixed Charges.

  21*    List of Subsidiaries of Host Marriott Corporation.

  23.1*  Consent of Arthur Andersen LLP.

  27.1*  Financial Data Schedule.

--------
# Agreement filed is illustrative of numerous other agreements to which we are a party.
*  Filed herewith.

 (b) REPORTS ON FORM 8-K

  . November 3, 1999--Report of the announcement by Host Marriott
    Corporation's Board of Directors that Terence C. Golden, the Company's President and Chief Executive Officer, has notified the Company of his intention to retire effective May 18, 2000, the date of the next annual shareholders meeting. The Board also announced that it has named Christopher J. Nassetta, the Company's Executive Vice President and Chief Operating Officer, as President and Chief Executive Officer effective on that date. Mr. Golden will remain a member of the Board of Directors after his resignation and Mr. Nassetta was elected to the Board effective November 2, 1999.

  . November 19, 1999--Report on the execution of an Underwriting Agreement by Host Marriott Corporation and Host Marriott, L.P. to issue and sell $100,000,000 of 10% Class B Cumulative Redeemable Preferred Stock on November 29, 1999 at $25.00 per share, with underwriting discounts and commissions of $.8125 of the principal amount at maturity, generating expected net proceeds to the Company (after deducting estimated expenses of the offering) of approximately $96,750,000 before expenses payable by the Company.

  . February 24, 2000--Report that Host Marriott Corporation and Marriott
    International have reached a non-binding understanding to resolve litigation involving six hotel partnerships.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 8, 2000.

                                          Host Marriott Corporation

                                                /s/ Robert E. Parsons, Jr.
                                          By: _________________________________
                                                  Robert E. Parsons, Jr.
                                            Executive Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                         Title                   Date
              ----------                         -----                   ----

        /s/ Terence C. Golden          President, Chief Executive    March 8, 2000
______________________________________  Officer and Director
          Terence C. Golden             (Principal Executive
                                        Officer)

      /s/ Robert E. Parsons, Jr.       Executive Vice President      March 8, 2000
______________________________________  and Chief Financial
        Robert E. Parsons, Jr.          Officer (Principal
                                        Financial Officer)

        /s/ Donald D. Olinger          Senior Vice President and     March 8, 2000
______________________________________  Corporate Controller
          Donald D. Olinger             (Principal Accounting
                                        Officer)

       /s/ Richard E. Marriott         Chairman of the Board of      March 8, 2000
______________________________________  Directors
         Richard E. Marriott

        /s/ R. Theodore Ammon          Director                      March 8, 2000
______________________________________
          R. Theodore Ammon

         /s/ Robert M. Baylis          Director                      March 8, 2000
______________________________________
           Robert M. Baylis


              Signatures                         Title                   Date
              ----------                         -----                   ----
        /s/ J.W. Marriott, Jr.         Director                      March 8, 2000
______________________________________
          J.W. Marriott, Jr.

       /s/ Ann Dore McLaughlin         Director                      March 8, 2000
______________________________________
         Ann Dore McLaughlin

     /s/ Christopher J. Nassetta       Director                      March 8, 2000
______________________________________
       Christopher J. Nassetta

        /s/ John G. Schreiber          Director                      March 8, 2000
______________________________________
          John G. Schreiber

      /s/ Harry L. Vincent, Jr.        Director                      March 8, 2000
______________________________________
        Harry L. Vincent, Jr.

                                                                    SCHEDULE III
                                                                     Page 1 of 3

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                                 (in millions)

                                                               Gross Amount at
                               Initial Costs                  December 31, 1999
                             ----------------- Subsequent  ------------------------                 Date of
                                  Buildings &     Costs         Buildings &         Accumulated  Completion of   Date
    Description        Debt  Land Improvements Capitalized Land Improvements Total  Depreciation Construction  Acquired
    -----------       ------ ---- ------------ ----------- ---- ------------ ------ ------------ ------------- --------
Full-service hotels:
  New York Marriott
  Marquis Hotel,
  New York, NY......  $  269 $--     $  552       $ 45     $--     $  597    $  597    $(162)          1986        n/a
  Other full-service
  properties, each
  less than 5% of
  total.............  $2,040 $749    $5,510       $505     $687    $6,077    $6,764    $(677)       various    various
                      ------ ----    ------       ----     ----    ------    ------    -----
    Total full-
    service.........   2,309  749     6,062        550      687     6,674     7,361     (839)
  Other properties,
  each less than 5%
  of total..........     --    40        27        (54)     --         13        13      (14)       various        n/a
                      ------ ----    ------       ----     ----    ------    ------    -----
    Total...........  $2,309 $789    $6,089       $496     $687    $6,687    $7,374    $(853)
                      ====== ====    ======       ====     ====    ======    ======    =====
                      Depreciation
    Description           Life
    -----------       ------------
Full-service hotels:
  New York Marriott
  Marquis Hotel,
  New York, NY......         40
  Other full-service
  properties, each
  less than 5% of
  total.............         40
    Total full-
    service.........
  Other properties,
  each less than 5%
  of total..........    various
    Total...........

                                                                    SCHEDULE III
                                                                     Page 2 of 3

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                                 (in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 1999 and 1998, and January 2, 1998 is as follows:

   Balance at January 3, 1997........................................... $3,856
   Additions:
     Acquisitions.......................................................  1,459
     Capital expenditures...............................................    117
     Transfers from construction-in-progress............................     30
   Deductions:
     Dispositions and other.............................................   (145)
                                                                         ------
     Balance at January 2, 1998.........................................  5,317
   Additions:
     Acquisitions.......................................................  2,849
     Capital Expenditures...............................................     46
     Transfers from construction-in-progress............................     14
   Deductions:
     Dispositions and other.............................................    (91)
     Transfers to Non-Controlled Subsidiary.............................   (139)
     Transfers to Spin-Off (Crestline Capital Corporation)..............   (643)
                                                                         ------
     Balance at December 31, 1998.......................................  7,353
   Additions:
     Acquisitions.......................................................    100
     Capital expenditures...............................................     69
     Transfers from construction-in-progress............................      7
     Other..............................................................     40
   Deductions:
     Dispositions.......................................................   (195)
                                                                         ------
     Balance at December 31, 1999....................................... $7,374
                                                                         ======

                                                                    SCHEDULE III
                                                                     Page 3 of 3

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                                 (in millions)

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 1998, January 2, 1998 and January 3, 1997 is as follows:

   Balance at January 3, 1997............................................. $411
   Depreciation and amortization..........................................  126
   Dispositions and other.................................................  (31)
                                                                           ----
   Balance at January 2, 1998.............................................  506
   Depreciation and amortization..........................................  132
   Dispositions and other.................................................  (13)
   Transfers to Non-Controlled Subsidiary.................................  (29)
   Transfers to Spin-Off (Crestline Capital Corporation)..................  (21)
                                                                           ----
   Balance at December 31, 1998...........................................  575
   Depreciation and amortization..........................................  243
   Dispositions...........................................................   (4)
   Other..................................................................   39
                                                                           ----
   Balance at December 31, 1999........................................... $853
                                                                           ====

(C) The aggregate cost of properties for Federal income tax purposes is approximately $5,221 million at December 31, 1999.

(D) The total cost of properties excludes construction-in-progress properties.