Form 10-Q
period 2000-03-24
HOST MARRIOTT CORP/
filed 2000-05-08
CIK 1070750

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




For the Quarter Ended March 24, 2000               Commission File No. 001-14625


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

                                                           Yes   X     No
                                                               -----

                                                              Shares outstanding
        Class                                                     at May 1, 2000
---------------------                                             --------------
Common Stock, $0.01 par value                                        220,076,924
Purchase share rights for Series A Junior Participating
 Preferred Stock, $0.01 par value                                             --
Class A Cumulative Redeemable Preferred Stock, $0.01 par value         4,160,000
Class B Cumulative Redeemable Preferred Stock, $0.01 par value         4,000,000

================================================================================

                                      INDEX
                                      -----


Part I.   FINANCIAL INFORMATION (Unaudited):                            Page No.
                                                                        --------

          Condensed Consolidated Balance Sheets-
            March 24, 2000 and December 31, 1999                            3

          Condensed Consolidated Statements of Operations-
            Twelve Weeks Ended March 24, 2000 and March 26, 1999            4

          Condensed Consolidated Statements of Cash Flows-
            Twelve Weeks Ended March 24, 2000 and March 26, 1999            5

          Notes to Condensed Consolidated Financial Statements              6

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition                             12

          Quantitative and Qualitative Disclosures about Market Risk       16

PART II.  OTHER INFORMATION AND SIGNATURE                                  17

                            HOST MARRIOTT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)



                                                                                            March 24,      December 31,
                                                                                               2000            1999
                                                                                            ---------      ------------
                                                                                           (unaudited)
                                         ASSETS
                                         ------
Property and equipment, net.............................................................      $ 7,120         $ 7,108
Notes and other receivables (including amounts due from
   affiliates of $128 million and $127 million, respectively)...........................          176             175
Rent receivable.........................................................................           84              72
Investments in affiliates...............................................................           49              49
Other assets............................................................................          531             521
Cash and cash equivalents...............................................................          126             277
                                                                                              -------         -------
                                                                                              $ 8,086         $ 8,202
                                                                                              =======         =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Debt
   Senior notes.........................................................................      $ 2,539         $ 2,539
   Mortgage debt........................................................................        2,304           2,309
   Other................................................................................          221             221
                                                                                              -------         -------
                                                                                                5,064           5,069
Accounts payable and accrued expenses...................................................          145             148
Deferred income taxes...................................................................           49              49
Deferred rent...........................................................................          123              --
Other liabilities.......................................................................          396             426
                                                                                              -------         -------
     Total liabilities..................................................................        5,777           5,692
                                                                                              -------         -------

Minority interest.......................................................................          472             508
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
   subordinated debentures due 2026 ("Convertible Preferred Securities")................          475             497

Shareholders' equity
Cumulative redeemable preferred stock ("Preferred Stock"), 50 million shares
   authorized; 8.2 million shares issued and outstanding................................          196             196
Common stock, 750 million shares authorized; 219.8 million shares
   and 223.5 million shares issued and outstanding, respectively........................            2               2
Additional paid-in capital..............................................................        1,810           1,844
Accumulated other comprehensive income..................................................            1               2
Retained deficit........................................................................         (647)           (539)
                                                                                              -------         -------
     Total shareholders' equity.........................................................        1,362           1,505
                                                                                              -------         -------
                                                                                              $ 8,086         $ 8,202
                                                                                              =======         =======

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 24, 2000 and March 26, 1999
               (unaudited, in millions, except per share amounts)

                                                                                               2000            1999
                                                                                            ---------       ---------
REVENUES
    Rental income......................................................................      $    173        $    171
    Interest income....................................................................             9               8
    Net gains on property transactions.................................................             1              12
    Equity in earnings of affiliates...................................................            --               1
    Other..............................................................................             2              --
                                                                                             --------        --------
         Total revenues................................................................           185             192
                                                                                             --------        --------

EXPENSES
    Depreciation and amortization......................................................            74              68
    Property-level owner expenses......................................................            59              58
    Minority interest benefit..........................................................           (11)             (8)
    Interest expense...................................................................            96              99
    Dividends on Convertible Preferred Securities......................................             7               9
    Corporate expenses.................................................................            10               7
    Other expenses.....................................................................             6               2
                                                                                             --------        --------
         Total expenses................................................................           241             235
                                                                                             --------        --------

LOSS BEFORE INCOME TAXES...............................................................           (56)            (43)
Provision for income taxes.............................................................            (1)             (1)
                                                                                             --------        --------

NET LOSS ..............................................................................      $    (57)       $    (44)
                                                                                             ========        ========

Less: Dividends on preferred stock.....................................................            (5)             --
Add:  Gain on repurchase of Convertible Preferred Securities, net of
      income tax expense of $1 million.................................................             4              --
                                                                                             --------        --------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS..............................................      $    (58)       $    (44)
                                                                                             ========        ========

BASIC LOSS PER COMMON SHARE.............................................................     $   (.26)       $   (.19)
                                                                                             ========        ========

DILUTED LOSS PER COMMON SHARE...........................................................     $   (.26)       $   (.19)
                                                                                             ========        ========

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve Weeks Ended March 24, 2000 and March 26, 1999
                            (unaudited, in millions)

                                                                                               2000            1999
                                                                                            ---------       ---------
OPERATING ACTIVITIES
Net loss................................................................................     $    (57)       $    (44)
Adjustments to reconcile to cash from operations:
    Depreciation and amortization.......................................................           74              68
    Income taxes........................................................................          (21)             (4)
    Deferred contingent rental income...................................................          123             115
    Net gains on property transactions..................................................           (1)            (12)
    Equity in earnings of affiliates....................................................           --              (1)
    Changes in operating accounts.......................................................          (27)           (110)
    Other...............................................................................          (23)             (8)
                                                                                             --------        --------
         Cash from operations...........................................................           68               4
                                                                                             --------        --------

INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................           --              36
Acquisitions............................................................................           --              (4)
Capital expenditures:
    Capital expenditures for renewals and replacements..................................          (54)            (50)
    New investment capital expenditures.................................................          (34)            (20)
    Other investments...................................................................          (11)             (6)
Note receivable collections, net........................................................           --               2
                                                                                             --------        --------
         Cash used in investing activities..............................................          (99)            (42)
                                                                                             --------        --------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................           83             299
Scheduled principal repayments..........................................................           (9)            (12)
Debt prepayments........................................................................          (80)           (323)
Issuances of common stock...............................................................            1              --
Repurchases of common stock.............................................................          (44)             (4)
Dividends...............................................................................          (51)            (69)
Repurchases of Convertible Preferred Securities.........................................          (15)             --
Repurchases and redemptions of OP Units.................................................           (3)             --
Other ..................................................................................           (2)             (5)
                                                                                             --------        --------
         Cash used in financing activities..............................................         (120)           (114)
                                                                                             --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................     $   (151)       $   (152)
                                                                                             ========        ========


Supplemental schedule of noncash investing and financing activities:

Approximately 66,000 shares of common stock were issued during the first quarter of 2000 upon the conversion of outside OP Units valued at $612,000.



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

      On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP"). Host Marriott merged into HMC Merger Corporation, a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries in exchange for units of partnership interest in the Operating Partnership ("OP Units") was accounted for at Host Marriott's historical basis. As of March 24, 2000, Host REIT owned approximately 77% of the Operating Partnership.

      In these condensed consolidated financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation and its consolidated subsidiaries, both before and after the merger and its conversion to a REIT (the "REIT Conversion").

2.    Summary of Significant Accounting Policies

      The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 24, 2000 and December 31, 1999, and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

      Certain reclassifications were made to the prior year financial statements to conform to the new presentation.

      The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. Effective November 15, 1999, the leases with

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Crestline were amended to give Crestline the right to renew each of these leases for up to four additional terms of seven years each at a fair rental value. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel sales varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

      The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized, is included on the balance sheet as deferred rent. Contingent rental revenue of $123 million and $115 million, respectively, for the twelve weeks ended March 24, 2000 and March 26, 1999 have been deferred.

3.    Earnings Per Share

      Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans and the Convertible Preferred Securities. Dilutive securities may also include those common and preferred OP Units issuable or outstanding that are held by minority partners which are assumed to be converted. No effect is shown for securities if they are anti-dilutive.

                                                                               Twelve weeks ended
                                                     ----------------------------------------------------------------------
                                                                 March 24, 2000                      March 26, 1999
                                                     ---------------------------------- -----------------------------------
                                                      Income      Shares     Per Share    Income      Shares     Per Share
                                                     (Numerator) (Denominator) Amount    (Numerator) (Denominator) Amount
                                                     ---------------------------------- -----------------------------------
      Net loss.....................................  $    (57)     221.4     $   (.26)   $    (44)     226.9     $    (.19)
       Dividends on preferred stock................        (5)        --         (.02)         --         --            --
       Gain on repurchase of Convertible Preferred
         Securities................................         4         --          .02          --         --            --
                                                     --------      -----     --------    --------     ------     ---------
      Basic loss available to common
       shareholders per share......................       (58)     221.4         (.26)        (44)     226.9          (.19)
       Assuming distribution of common shares
         granted under the comprehensive stock
         plan, less shares assumed purchased at
         average market price......................        --         --           --          --         --            --
       Assuming conversion of minority OP Units
         outstanding...............................       (17)      63.8           --         (12)      64.6            --
       Assuming conversion of preferred
         OP Units..................................        --         .6           --          --         --            --
       Assuming conversion of minority OP Units
         issuable..................................        --         --           --          --         --            --
       Assuming conversion of Convertible
         Preferred Securities......................        --         --           --          --         --            --
                                                    ---------   --------    ---------   ---------   ---------   ----------
      Diluted loss per share.......................  $    (75)     285.8     $   (.26)   $    (56)     291.5     $    (.19)
                                                     ========     ======     ========    ========      =====     =========

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    Stock Repurchases

      In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the Company's common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of the Company's Convertible Preferred Securities. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at the Company's discretion. During the twelve weeks ended March 24, 2000, the Company repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of the Convertible Preferred Securities for a total investment of $62 million. Since inception of the repurchase program through May 1, 2000, the Company has spent, in the aggregate, approximately $150 million to repurchase 16.2 million equivalent shares.

5.    Dividends and Distributions Payable

      On March 23, 2000, the Board of Directors declared a cash dividend of $0.21 per share of common stock and a corresponding distribution of $0.21 per common OP Unit. The first quarter dividend and distribution were paid on April 14, 2000 to shareholders and unitholders of record on March 31, 2000.

      On March 23, 2000, the Company declared a quarterly dividend of $0.625 per share of Preferred Stock, which was paid on April 14, 2000 to shareholders of record on March 31, 2000.

6.    Development

      In February 2000, construction of the 717-room Tampa Waterside Marriott adjacent to the convention center in downtown Tampa, Florida was completed at a total development cost of approximately $104 million, not including a $16 million tax subsidy provided by the City of Tampa.

7.    Debt Issuances and Refinancing

      In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

8.    Geographic Information

      As of March 24, 2000, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions):

                                                      Twelve Weeks Ended
                                                ------------------------------
                                                March 24, 2000  March 26, 1999
                                                --------------  --------------
      United States...........................    $     182       $     189
      International...........................            3               3
                                                  ---------       ---------
          Total...............................    $     185       $     192
                                                  =========       =========

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.    Other Comprehensive Income

      The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks ended March 24, 2000 and March 26, 1999, the comprehensive loss totaled $58 million and $45 million, respectively. As of March 24, 2000 and December 31, 1999, the Company's accumulated other comprehensive income was $1 million and $2 million, respectively.

10.   Summarized Lease Pool Financial Statements

      As discussed in Note 1, as of March 24, 2000 almost all the properties of the Company and its subsidiaries were leased to Crestline. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations and summarized balance sheet data of the lease pools in which the Company's hotels are organized are as follows (in millions):

                                                             Twelve Weeks Ended March 24, 2000
                                                             ---------------------------------
                                                   Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                   ------     ------      ------     ------      --------
Hotel Sales
     Rooms.....................................     $ 129       $ 143      $ 125       $ 133      $ 530
     Food and beverage.........................        59          66         60          75        260
     Other.....................................        14          13         19          19         65
                                                    -----       -----      -----       -----      -----
          Total hotel sales....................       202         222        204         227        855
Operating Costs and Expenses
     Rooms.....................................        31          37         28          29        125
     Food and beverage.........................        44          50         44          51        189
     Other.....................................        52          51         50          52        205
     Management fees...........................         9          15         10          18         52
     Lease expense.............................        62          66         69          75        272
                                                    -----       -----      -----       -----      -----
          Total operating expenses.............       198         219        201         225        843
                                                    -----       -----      -----       -----      -----
Operating Profit...............................         4           3          3           2         12
Corporate and Interest Expenses................        (1)         (1)        --          --         (2)
                                                    -----       -----      -----       -----      -----
      Income before taxes......................         3           2          3           2         10
      Income taxes.............................        (1)         (1)        (1)         (1)        (4)
                                                    -----       -----      -----       -----      -----
          Net Income...........................     $   2       $   1      $   2       $   1      $   6
                                                    =====       =====      =====       =====      =====

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                   Twelve Weeks Ended March 26, 1999
                                                                   ---------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 129       $ 137      $ 127       $ 128      $ 521
           Food and beverage.........................        59          61         61          72        253
           Other.....................................        14          13         19          15         61
                                                          -----       -----      -----       -----      -----
                Total hotel sales....................       202         211        207         215        835
      Operating Costs and Expenses
           Rooms.....................................        31          32         29          27        119
           Food and beverage.........................        46          47         44          48        185
           Other.....................................        53          52         50          48        203
           Management fees...........................         9          14         11          16         50
           Lease expense.............................        61          64         70          74        269
                                                          -----       -----      -----       -----      -----
                Total operating expenses.............       200         209        204         213        826
                                                          -----       -----      -----       -----      -----
      Operating Profit...............................         2           2          3           2          9
      Corporate and Interest Expenses................        (1)         --         (1)         (1)        (3)
                                                          -----       -----      -----       -----      -----
            Income before taxes......................         1           2          2           1          6
            Income taxes.............................        --          (1)        (1)         (1)        (3)
                                                          -----       -----      -----       -----      -----
                Net Income...........................     $   1       $   1      $   1       $  --      $   3
                                                          =====       =====      =====       =====      =====

                                                                          As of March 24, 2000
                                                                          --------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................    $  46       $  32      $  46       $  42       $  166
      Liabilities....................................       41          30         43          41          155
      Equity.........................................        5           2          3           1           11

                                                                        As of December 31, 1999
                                                                        -----------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................    $  39       $  37      $  41       $  38       $  155
      Liabilities....................................       36          36         40          38          150
      Equity.........................................        3           1          1          --            5

11.   Subsequent Event

      In April 2000, the Company borrowed $40 million under the revolver portion of the bank credit facility. As a result, the available capacity under the line of credit was reduced to $860 million, and the total line remains $1.025 billion.

12.   Contingencies

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Company and Marriott International announced that we have executed a definitive settlement agreement to resolve the Texas Multi-Partnership Lawsuit and the Partnership Lawsuits. The understanding, which is still subject to numerous conditions, including court approval and various consents, has two principal features. First, the Company and Marriott International expect, through a joint venture to be formed between their affiliates, to acquire the equity interest of the limited partners in the two Courtyard partnerships for approximately $372 million. The Company's share of the acquisition costs of the Courtyard partnerships is expected to be approximately $82 million. Second, the Company and Marriott International will each pay approximately $31 million to the limited partners of the remaining partnerships in exchange for settlement of the litigation and a full release of claims. As a result of the proposed settlement, the Company recorded a non-recurring, pre-tax charge of $40 million during the fourth quarter of 1999.

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

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-looking Statements

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Revenues. Our revenues primarily represent rental income from our leased hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As discussed in Note 2 to the financial statements, percentage rental revenues of $123 million and $115 million for the twelve weeks ended March 24, 2000 and March 26, 1999, respectively, were deferred on the balance sheet in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

The table below represents hotel sales from which rental income is computed, in order to facilitate an investor's understanding of the operation of our properties.

                                                    Twelve Weeks Ended
                                              ------------------------------
                                              March 24, 2000  March 26, 1999
                                              --------------  --------------
                                                      (in millions)
Hotel Sales
     Rooms...................................... $   613         $   600
     Food and beverage..........................     274             268
     Other......................................      71              63
                                                 -------         -------
          Total sales........................... $   958         $   931
                                                 =======         =======

Rental income increased $2 million, or 1%, to $173 million for the first quarter of 2000 versus the first quarter of 1999, primarily driven by the growth in room revenues generated per available room or REVPAR for comparable properties, and partially offset by the sale of five properties in 1999. REVPAR increased 3.3% to $122.38 for the first quarter of 2000 for comparable properties, which consist of the 114 properties owned, directly or indirectly, by us for the same period of time in each period covered, excluding two properties where significant expansion at the hotels affected operations and five properties where reported results were affected by a change in reporting period. On a comparable basis, average room rates increased approximately 5%, while average occupancy decreased 1 percentage point.

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Depreciation and Amortization. Depreciation and amortization increased $6 million or 9% for the first quarter of 2000 versus the first quarter of 1999, reflecting an increase in depreciable assets, which is primarily the result of $361 million in capital expenditures during 1999, partially offset by net asset disposals of approximately $174 million in connection with the sale of five hotels during 1999.

Property-level Expenses. Property-level owner expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses increased less than 2% to $59 million for the first quarter of 2000 versus first quarter of 1999, reflecting, in part, the effect of the sale of five hotel properties in 1999.

Minority Interest Benefit. For the twelve weeks ended March 24, 2000 and March 26, 1999, respectively, we recognized a minority interest benefit of $11 million and $8 million, reflecting the minority owners' share in the net loss, which is primarily the result of the deferral of contingent rental income of $123 million and $115 million. The benefit will be reversed in subsequent quarters as we earn the contingent rent.

Interest Expense. Interest expense decreased 3% to $96 million in the first quarter of 2000, primarily due to repayments on the term loan portion of the bank credit facility totaling $225 million during the second half of 1999.

Dividends on Convertible Preferred Securities. Amounts reflect the dividends accrued during the first twelve weeks of fiscal year 2000 and 1999 on the outstanding shares of 63/4% Convertible Preferred Securities. The $2 million decrease to $7 million for the first quarter of 2000 is due to repurchases under our stock repurchase program (see Note 4 to the condensed consolidated financial statements), which commenced during the fourth quarter of 1999, totaling 1.5 million shares of the Convertible Preferred Securities through March 24, 2000.

Corporate Expenses. Corporate expenses increased $3 million to $10 million for the first quarter of 2000, resulting primarily from an increase in compensation expense related to employee stock plans.

Net Loss. Our net loss increased to $57 million for the first quarter of 2000 from $44 million for the first quarter of 1999.

Net Loss Available to Common Shareholders. The net loss available to common shareholders was $58 million for the first quarter of 2000, an increase of $14 million over the first quarter of 1999. The net loss available to common shareholders for the first quarter of 2000 reflects dividends of $5 million on preferred stock, which was issued during the second half of 1999, and a $4 million gain, net of taxes, on the repurchase of 435,000 million shares of the Convertible Preferred Securities during the first quarter of 2000.

Comparative FFO and EBITDA

We consider Comparative Funds From Operations ("Comparative FFO"), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus contingent rent, as well as our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) ("EBITDA") to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other real estate investment trusts. However, Comparative FFO and EBITDA as presented may not be comparable to FFO and EBITDA amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentations.

Comparative FFO available to common shareholders increased $1 million, or 1%, to $92 million in the first quarter of 2000 over the first quarter of 1999. The following is a reconciliation of the net loss to Comparative FFO (in millions):

                                                                                            Twelve Weeks Ended
                                                                                      ------------------------------
                                                                                      March 24, 2000  March 26, 1999
                                                                                      --------------  --------------
     Funds from Operations
      Net loss......................................................................     $   (57)        $   (44)
      Depreciation and amortization.................................................          72              68
      Other real estate activities..................................................          --             (11)
      Partnership adjustments.......................................................         (10)             (9)
                                                                                         -------         -------
     Funds from operations of Host LP...............................................           5               4
      Effect on funds from operations of SAB 101....................................         119             113
                                                                                         -------         -------
     Comparative funds from operations of Host LP...................................         124             117
      Dividends on preferred stock..................................................          (5)             --
                                                                                         -------         -------
     Comparative funds from operations of Host LP available to
      common unitholders............................................................         119             117
      Comparative funds from operations of minority partners of Host LP.............         (27)            (26)
                                                                                         -------         -------
     Comparative funds from operations available to common shareholders of
      Host REIT.....................................................................     $    92         $    91
                                                                                         =======         =======

We are the sole general partner in the Operating Partnership and as of March 24, 2000 held approximately 77% of the outstanding OP Units. The $27 million and $26 million deducted for the twelve weeks ended March 24, 2000 and March 26, 1999, respectively, represent the Comparative FFO attributable to the interests in the Operating Partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

EBITDA increased $6 million, or 3%, to $218 million in the first quarter of 2000, reflecting primarily EBITDA growth from owned properties, partially offset by EBITDA related to assets sold during 1999. Hotel EBITDA was $114 million in both the first quarter of 2000 and 1999, which does not include deferred rental income of $123 million and $115 million, respectively.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the net loss (in millions):

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                                              Twelve Weeks Ended
                                                                                        ------------------------------
                                                                                        March 24, 2000  March 26, 1999
                                                                                        --------------  --------------
      EBITDA
         Hotels.......................................................................     $   114         $   114
         Office buildings.............................................................          --              --
         Interest income..............................................................           9               8
         Corporate and other expenses.................................................         (15)            (11)
         Effect on revenue of SAB 101.................................................         123             115
                                                                                           -------         -------
      EBITDA of Host LP...............................................................         231             226
         Distributions to minority interest partners of Host LP.......................         (13)            (14)
                                                                                           -------         -------
      EBITDA of Host REIT.............................................................     $   218         $   212
                                                                                           =======         =======


                                                                                              Twelve Weeks Ended
                                                                                        ------------------------------
                                                                                        March 24, 2000  March 26, 1999
                                                                                        --------------  --------------
      EBITDA of Host REIT.............................................................     $   218         $   212
      Effect on revenue of SAB 101....................................................        (123)           (115)
      Interest expense................................................................         (96)            (99)
      Income taxes....................................................................          (1)             (1)
      Dividends on Convertible Preferred Securities...................................          (7)             (9)
      Depreciation and amortization...................................................         (74)            (68)
      Minority interest benefit.......................................................          11               8
      Distributions to minority interest partners of Host LP..........................          13              14
      Other non-cash charges, net.....................................................           2              14
                                                                                           -------         -------
        Net loss......................................................................     $   (57)        $   (44)
                                                                                           =======         =======

Distributions to minority holders of OP Units for the twelve weeks ended March 24, 2000 and March 26, 1999 were $13 million and $14 million, respectively. These OP Units are convertible into cash or our common stock at our option. The first quarter distributions were declared on March 23, 2000 and March 15, 1999, respectively, and subsequently paid on April 14, 2000 and April 14, 1999, respectively.

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.3 times and 2.2 times for the 2000 and 1999 first quarters, respectively. The deficiency of earnings to fixed charges was $68 million for the first quarter of 2000 and $50 million for the first quarter of 1999, which is primarily due to the deferral of contingent rental revenue of $123 million and $115 million for the same periods, respectively.

Cash Flows and Financial Condition

We reported a decrease in cash and cash equivalents of $151 million during the twelve weeks ended March 24, 2000. Cash from operations was $68 million for the first quarter of 2000 and $4 million for the first quarter of 1999. The $64 million increase in cash from operations primarily relates to changes in operating accounts, specifically rent receivable. First quarter 1999 cash from operations were affected by the addition of 36 properties as of December 30, 1998 and the timing of the receipt of cash payments as a result of our hotel leases, which were effective beginning January 1, 1999 in connection with the REIT Conversion.

Cash used in investing activities was $99 million and $42 million for the first quarter of 2000 and 1999, respectively. Cash used in investing activities for the first quarter includes capital expenditures and other investments of $99 million and $76 million for 2000 and 1999, respectively, mostly related to renewals and replacements on existing properties and new development projects. Property and

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

equipment balances include $163 million and $243 million for construction in progress as of March 24, 2000 and December 31, 1999, respectively. The reduction in construction in progress is due to the Tampa Waterside Marriott, which was placed in service in February 2000. The current balance primarily relates to properties in Orlando, Memphis, Naples and various other expansion and development projects.

Cash used in financing activities was $120 million for the first quarter of 2000 and $114 million for the first quarter of 1999. Cash used in financing activities includes $80 million in prepayment of debt, offset by a similar amount of debt issuances, as well as repurchases under our stock buyback program and the payment of dividends.

In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

On March 23, 2000, the Board of Directors declared a cash dividend of $0.21 per share of common stock, and a corresponding distribution of $0.21 per common OP Unit, which was paid on April 14, 2000 to shareholders and unit holders of record on March 31, 2000. In addition, the Board of Directors declared a dividend of $0.625 per share of Preferred Stock, which was paid on April 14, 2000 to shareholders of record on March 31, 2000.

In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of our common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of our Convertible Preferred Securities. The repurchases have been financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate assets. Based on current market conditions, we believe that, at our current stock price, the stock repurchase program reflects a favorable return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. During the first quarter of 2000, we repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of Convertible Preferred Securities, for a total investment of $62 million. Since inception of the repurchase program through May 1, 2000, repurchases under the program total 16.2 million common shares or equivalent for a total investment of $150 million.

In April 2000, the resort property in Singer Island, Florida was converted to the Hilton brand, representing our first property under this brand.

In April 2000, the Company borrowed $40 million under the revolver portion of the bank credit facility. As a result, the available capacity under the line of credit was reduced to $860 million, and the total line remains $1.025 billion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our borrowings under the term loan portion of the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia, Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $214.8 million and $215.0 million, respectively, at March 24, 2000 and December 31, 1999, are based on various LIBOR terms plus certain basis points which range from 165 to 200 basis points. The weighted average interest rate for these financial instruments are 7.77% at March 24, 2000 and 7.58% at December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

Incorporated by reference to the description of legal proceedings in footnote 12 to the condensed consolidated financial statements set forth in Part I, "Financial Information."


Item 4.    Submission of Matters to a Vote of Security Holders

On April 17, 2000, Host Marriott Corporation announced the annual meeting of shareholders to be held on May 18, 2000 to elect members to the Board of Directors, among other matters.


Item 6.    Reports on Form 8-K


b.    Reports on Form 8-K

     . February 24, 2000--Report that Host Marriott Corporation and Marriott International, Inc. announced that they have reached a non-binding understanding to resolve pending litigation involving certain limited partnerships formed in the mid-to late 1980's.

                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                   HOST MARRIOTT CORPORATION


May 4, 2000                                        /s/ Donald D. Olinger
-----------                                        ---------------------
Date                                               Donald D. Olinger
                                                   Senior Vice President and
                                                   Corporate Controller
                                                   (Chief Accounting Officer)