Form 10-Q
period 2000-06-16
HOST MARRIOTT CORP/
filed 2000-07-25
CIK 1070750

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




For the Quarter Ended June 16, 2000                Commission File No. 001-14625


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

                                                              Yes  X   No
                                                                 -----


                                                                                                 Shares outstanding
        Class                                                                                      at July 21, 2000
---------------------                                                                              ----------------
Common Stock, $0.01 par value                                                                           220,487,544
Purchase share rights for Series A Junior Participating Preferred Stock,
   $0.01 par value                                                                                              --
Class A Cumulative Redeemable Preferred Stock, $0.01 par value                                            4,160,000
Class B Cumulative Redeemable Preferred Stock, $0.01 par value                                            4,000,000

================================================================================

                                      INDEX
                                      -----

Part I.           FINANCIAL INFORMATION (Unaudited):                                    Page No.
                                                                                        --------
                  Condensed Consolidated Balance Sheets -
                    June 16, 2000 and December 31, 1999                                   3

                  Condensed Consolidated Statements of Operations -
                    Twelve Weeks and Twenty-four Weeks Ended
                    June 16, 2000 and June 18, 1999                                       4

                  Condensed Consolidated Statements of Cash Flows -
                    Twenty-four Weeks Ended
                    June 16, 2000 and June 18, 1999                                       6

                  Notes to Condensed Consolidated Financial Statements                    7

                  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                                     15

                  Quantitative and Qualitative Disclosures about Market Risk             20

Part II.          OTHER INFORMATION AND SIGNATURE                                        21

                            HOST MARRIOTT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                         June 16,       December 31,
                                                                                           2000             1999
                                                                                       ------------      ----------
                                                                                        (unaudited)
                                       ASSETS
Property and equipment, net............................................................. $    7,108      $    7,108
Notes and other receivables (including amounts due from
  affiliates of $125 million and $127 million, respectively)............................        173             175
Rent receivable.........................................................................         89              72
Investments in affiliates...............................................................         96              49
Other assets............................................................................        545             521
Cash and cash equivalents...............................................................        155             277
                                                                                         ----------      ----------
                                                                                         $    8,166      $    8,202
                                                                                         ==========      ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Debt
  Senior notes.......................................................................... $    2,539      $    2,539
  Mortgage debt.........................................................................      2,296           2,309
  Other.................................................................................        272             221
                                                                                         ----------      ----------
                                                                                              5,107           5,069
Accounts payable and accrued expenses...................................................        143             148
Deferred income taxes...................................................................         48              49
Deferred rent...........................................................................        291              --
Other liabilities.......................................................................        396             426
                                                                                         ----------      ----------
      Total liabilities.................................................................      5,985           5,692
                                                                                         ----------      ----------

Minority interest.......................................................................        440             508
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
  subordinated debentures due 2026 ("Convertible Preferred Securities").................        475             497

Shareholders' equity
Cumulative redeemable preferred stock ("Preferred Stock"), 50 million shares
    authorized; 8.2 million shares issued and outstanding...............................        196             196
Common stock, 750 million shares authorized; 220.2 million shares and
    223.5 million shares issued and outstanding, respectively...........................          2               2
Additional paid-in capital..............................................................      1,816           1,844
Accumulated other comprehensive income..................................................          3               2
Retained deficit........................................................................       (751)           (539)
                                                                                         ----------      ----------
       Total shareholders' equity.......................................................      1,266           1,505
                                                                                         ----------      ----------
                                                                                         $    8,166      $    8,202
                                                                                         ==========      ==========

            See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended June 16, 2000 and June 18, 1999
              (unaudited, in millions, except per share amounts)

                                                                                            2000            1999
                                                                                         ----------      ----------
REVENUES
    Rental income......................................................................  $      183      $      187
    Interest income....................................................................           8               8
    Net gains on property transactions.................................................           2               4
    Equity in earnings of affiliates...................................................           3               1
    Other..............................................................................           3               3
                                                                                         ----------      ----------
         Total revenues................................................................         199             203
                                                                                         ----------      ----------

EXPENSES
    Depreciation and amortization......................................................          75              67
    Property-level owner expenses......................................................          63              62
    Minority interest benefit..........................................................         (11)             (5)
    Interest expense...................................................................          97             101
    Dividends on Convertible Preferred Securities......................................           7               8
    Corporate expenses.................................................................          10               8
    Other expenses.....................................................................           6               5
                                                                                         ----------      ----------
         Total expenses................................................................         247             246
                                                                                         ----------      ----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES...............................................         (48)            (43)
Provision for income taxes.............................................................          (2)             (1)
                                                                                         ----------      ----------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS........................................         (50)            (44)
Extraordinary gain (loss)..............................................................          (3)             13
                                                                                         ----------      ----------

NET LOSS ..............................................................................  $      (53)     $      (31)
                                                                                         ==========      ==========

Less:   Dividends on Preferred Stock...................................................          (5)             --
                                                                                         ----------      ----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS..............................................  $      (58)     $      (31)
                                                                                         ==========      ==========

BASIC LOSS PER COMMON SHARE:
Loss from operations before extraordinary items......................................... $    (0.25)     $    (0.19)
Extraordinary gain (loss)...............................................................      (0.01)           0.05
                                                                                         ----------      ----------

BASIC LOSS PER COMMON SHARE............................................................. $    (0.26)     $    (0.14)
                                                                                         ==========      ==========

DILUTED LOSS PER COMMON SHARE:
Loss from operations before extraordinary items......................................... $    (0.25)     $    (0.19)
Extraordinary gain (loss)...............................................................      (0.01)           0.05
                                                                                         ----------      ----------

DILUTED LOSS PER COMMON SHARE........................................................... $    (0.26)     $    (0.14)
                                                                                         ==========      ==========

           See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four Weeks Ended June 16, 2000 and June 18, 1999
               (unaudited, in millions, except per share amounts)

                                                                                            2000            1999
                                                                                         ----------      ----------
REVENUES
    Rental income......................................................................  $      356      $      358
    Interest income....................................................................          17              16
    Net gains on property transactions.................................................           3              16
    Equity in earnings of affiliates...................................................           3               2
    Other..............................................................................           5               3
                                                                                         ----------      ----------
         Total revenues................................................................         384             395
                                                                                         ----------      ----------

EXPENSES
    Depreciation and amortization......................................................         149             135
    Property-level owner expenses......................................................         122             120
    Minority interest benefit..........................................................         (22)            (13)
    Interest expense...................................................................         193             200
    Dividends on Convertible Preferred Securities......................................          14              17
    Corporate expenses.................................................................          20              15
    Other expenses.....................................................................          12               7
                                                                                         ----------      ----------
         Total expenses................................................................         488             481
                                                                                         ----------      ----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES...............................................        (104)            (86)
Provision for income taxes.............................................................          (3)             (2)
                                                                                         ----------      ----------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS........................................        (107)            (88)
Extraordinary gain (loss)..............................................................          (3)             13
                                                                                         ----------      ----------

NET LOSS ..............................................................................  $     (110)     $      (75)
                                                                                         ==========      ==========

Less:   Dividends on Preferred Stock...................................................         (10)             --
Add:  Gain on repurchase of Convertible Preferred Securities...........................           4              --
                                                                                         ----------      ----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS..............................................  $     (116)     $      (75)
                                                                                         ==========      ==========

BASIC LOSS PER COMMON SHARE:
Loss from operations before extraordinary items......................................... $    (0.52)     $    (0.38)
Extraordinary gain (loss)...............................................................      (0.01)           0.05
                                                                                         ----------      ----------

BASIC LOSS PER COMMON SHARE............................................................. $    (0.53)     $    (0.33)
                                                                                         ==========      ==========

DILUTED LOSS PER COMMON SHARE:
Loss from operations before extraordinary items......................................... $    (0.52)     $    (0.38)
Extraordinary gain (loss)...............................................................      (0.01)           0.05
                                                                                         ----------      ----------

DILUTED LOSS PER COMMON SHARE........................................................... $    (0.53)     $    (0.33)
                                                                                         ==========      ==========

            See Notes to Condensed Consolidated Financial Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four Weeks Ended June 16, 2000 and June 18, 1999
                            (unaudited, in millions)


                                                                                            2000            1999
                                                                                         ----------      ----------
OPERATING ACTIVITIES
Loss from operations before extraordinary items......................................    $     (107)     $      (88)
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization....................................................           149             135
    Income taxes.....................................................................           (20)             (8)
    Deferred contingent rental income................................................           291             253
    Net gains on property transactions...............................................            (3)            (16)
    Equity in earnings of affiliates.................................................            (3)             (2)
    Changes in operating accounts....................................................           (40)           (141)
    Other............................................................................           (46)            (35)
                                                                                         ----------      ----------
        Cash from operations.........................................................           221              98
                                                                                         ----------      ----------

INVESTING ACTIVITIES
Proceeds from sales of assets........................................................            --              35
Acquisitions.........................................................................           (40)             (4)
Capital expenditures:
    Capital expenditures for renewals and replacements...............................          (106)            (86)
    New investment capital expenditures..............................................           (59)            (75)
    Other investments................................................................           (20)            (16)
Note receivable collections, net.....................................................             3             (17)
                                                                                         ----------      ----------
        Cash used in investing activities............................................          (222)           (163)
                                                                                         ----------      ----------

FINANCING ACTIVITIES
Issuances of debt, net...............................................................           290             413
Scheduled principal repayments.......................................................           (18)            (23)
Debt prepayments.....................................................................          (245)           (323)
Issuances of common stock............................................................             2              (3)
Repurchases of common stock..........................................................           (44)             --
Dividends............................................................................          (102)           (117)
Repurchases of Convertible Preferred Securities......................................           (15)             --
Repurchases and redemptions of OP Units..............................................            (3)             --
Other ...............................................................................            14              (8)
                                                                                         ----------      ----------
        Cash used in financing activities............................................          (121)            (61)
                                                                                         ----------      ----------

DECREASE IN CASH AND CASH EQUIVALENTS................................................    $     (122)     $     (126)
                                                                                         ==========      ==========

Supplemental schedule of noncash financing activities:

Approximately 264,000 shares of common stock were issued during the twenty-four weeks ended June 16, 2000 upon the conversion of outside OP Units valued at $2.5 million.


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

      On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP"). Host Marriott merged into HMC Merger Corporation, a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries in exchange for units of partnership interest in the Operating Partnership ("OP Units") was accounted for at Host Marriott's historical basis. As of June 16, 2000, Host REIT owned approximately 77% of the Operating Partnership.

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 16, 2000 and December 31, 1999, and the results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999, and cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

      Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      The Company's leases have initial terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. Effective November 15, 1999, the leases with Crestline were amended to give Crestline the right to renew each of these leases for up to four additional terms of seven years each. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel sales varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

      The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $168 million and $138 million, respectively, for the twelve weeks ended June 16, 2000 and June 18, 1999, and $291 million and $253 million, respectively, for the twenty-four weeks ended June 16, 2000 and June 18, 1999, have been deferred.

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

                           HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                               Twelve weeks ended
                                                     ------------------------------------------------------------------------
                                                               June 16, 2000                          June 18, 1999
                                                     ----------------------------------   -----------------------------------
                                                       Income       Shares    Per Share      Income       Shares    Per Share
                                                     (Numerator) (Denominator)  Amount     (Numerator) (Denominator) Amount
                                                     ----------------------------------    ----------------------------------
      Net loss.....................................   $    (53)        220.1   $   (.24)   $    (31)     227.9      $   (.14)
       Dividends on preferred stock................         (5)           --       (.02)         --         --            --
       Gain on repurchase of Convertible Preferred
         Securities................................         --            --         --          --         --            --
                                                      --------      --------   --------    --------     ------      --------
      Basic loss available to common
       shareholders per share......................        (58)        220.1       (.26)        (31)     227.9          (.14)
       Assuming distribution of common shares
         granted under the comprehensive stock
         plan, less shares assumed purchased at
         average market price......................         --            --         --          --         --            --
       Assuming conversion of minority OP Units
         outstanding...............................        (16)         63.5         --         (12)      64.6            --
       Assuming conversion of preferred
         OP Units..................................         --            .6         --          --         --            --
       Assuming conversion of minority OP Units
         issuable..................................         --            --         --          --         --            --
       Assuming conversion of Convertible
         Preferred Securities......................         --            --         --          --         --            --
                                                      --------      --------   --------    --------     ------      --------
      Diluted loss per share.......................   $    (74)        284.2   $   (.26)   $    (43)     292.5      $   (.14)
                                                      ========      ========   ========    ========     ======      ========

                                                                             Twenty-four weeks ended
                                                     -----------------------------------------------------------------------
                                                                June 16, 2000                      June 18, 1999
                                                     ----------------------------------  -----------------------------------
                                                       Income       Shares    Per Share    Income       Shares     Per Share
                                                     (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                                                     ----------------------------------  -----------------------------------
      Net loss.....................................   $   (110)         220.7  $   (.50)  $    (75)        227.4   $   (.33)
       Dividends on preferred stock................        (10)            --      (.05)        --            --         --
       Gain on repurchase of Convertible Preferred
         Securities................................          4             --       .02         --          --           --
                                                      --------   ------------  --------   --------   -----------   --------
      Basic loss available to common
       shareholders per share......................       (116)         220.7      (.53)       (75)        227.4       (.33)
       Assuming distribution of common shares
         granted under the comprehensive stock
         plan, less shares assumed purchased at
         average market price......................         --             --        --         --            --         --
       Assuming conversion of minority OP Units
         outstanding...............................        (34)          63.7        --        (24)         64.6         --
       Assuming conversion of preferred
         OP Units..................................         --            0.6        --         --            --         --
       Assuming conversion of minority OP Units
         issuable..................................         --             --        --         --            --         --
       Assuming conversion of Convertible
         Preferred Securities......................         --             --        --         --            --         --
                                                      --------   ------------  --------   --------   -----------   --------
      Diluted loss per share.......................   $   (150)         285.0  $   (.53)  $    (99)        292.0   $   (.33)
                                                      ========   ============  ========   ========   ===========   ========

4.    Stock Repurchases

      In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the Company's

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


      common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of the Company's Convertible Preferred Securities. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at the Company's discretion. During the twelve weeks ended March 24, 2000, the Company repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of the Convertible Preferred Securities for a total investment of $62 million. No repurchases were made during the second quarter of 2000. Since the inception of the repurchase program in September 1999, the Company has spent, in the aggregate, approximately $150 million to repurchase 16.2 equivalent shares.

5.    Dividends and Distributions Payable

      On March 23, 2000 and June 21, 2000, the Board of Directors declared quarterly cash dividends of $0.21 per share of common stock. The first quarter dividend was paid on April 14, 2000 to shareholders of record on March 31, 2000. The second quarter dividend was paid on July 14, 2000 to shareholders of record on June 30, 2000.

      On March 23, 2000 and June 21, 2000, Host Marriott declared quarterly dividends of $0.625 per share of Preferred Stock, which were paid on April 14, 2000 and July 14, 2000, to shareholders of record on March 31, 2000 and June 30, 2000, respectively.

6.    Acquisitions and Developments

      In February 2000, construction of the 717-room Tampa Waterside Marriott adjacent to the convention center in downtown Tampa, Florida was completed at a total development cost of approximately $104 million, not including a $16 million tax subsidy provided by the City of Tampa.

      On May 16, 2000, the Company acquired a non-controlling partnership interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, DC. The Company, which previously held a small interest in the venture, invested approximately $40 million in the form of a preferred equity contribution.

7.    Debt Issuances and Refinancings

      In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

      During June 2000, the Company modified its bank credit facility. As modified, the total facility has been permanently reduced to $775 million, consisting of a $150 million term loan and a $625 million revolver. In addition, the original term was extended for two additional years, through August 2003. As of June 16, 2000, $176 million is outstanding under the bank credit facility, and the available capacity under the revolver portion is $599 million. In connection with the renegotiation of the bank credit facility, the Company recognized an extraordinary loss of approximately $3 million, representing the write-off of deferred financing costs and certain fees paid to the lender.

                           HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

8.    Geographic Information

      As of June 16, 2000, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions):

                                                              Twelve Weeks Ended            Twenty-four Weeks Ended
                                                           -------------------------       -------------------------
                                                            June 16,        June 18,        June 16,        June 18,
                                                              2000            1999            2000            1999
                                                            --------        --------        --------        --------
      United States..................................       $  197          $  199          $  379          $  389
      International..................................            2               4               5               6
                                                            ------          ------          ------          ------
          Total......................................       $  199          $  203          $  384          $  395
                                                            ======          ======          ======          ======

9.    Comprehensive Income

      The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve and twenty-four weeks ended June 16, 2000, the comprehensive loss totaled $51 million and $109 million, respectively. The comprehensive loss was $29 million and $74 million for the twelve and twenty-four weeks ended June 18, 1999, respectively. As of June 16, 2000 and December 31, 1999 the Company's accumulated other comprehensive income was approximately $3 million and $2 million, respectively.

10.   Summarized Lease Pool Financial Statements

      As discussed in Note 2, as of June 16, 2000, almost all the properties of the Company and its subsidiaries were leased to Crestline. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999 and summarized balance sheet data as of June 16, 2000 and December 31, 1999 of the lease pools in which the Company's hotels are organized are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                                   Twelve Weeks Ended June 16, 2000
                                                                   --------------------------------
                                                         Pool 1      Pool 2     Pool 3      Pool 4     Combined
                                                         ------      ------     ------      ------     --------
      Hotel Sales
           Rooms.....................................    $  152      $  170     $  147      $  159     $    628
           Food and beverage.........................        69          87         72          91          319
           Other.....................................        16          17         24          22           79
                                                         ------      ------     ------      ------     --------
                Total hotel sales....................       237         274        243         272        1,026
      Operating Costs and Expenses
           Rooms.....................................        35          39         34          34          142
           Food and beverage.........................        52          61         51          62          226
           Other.....................................        59          58         59          61          237
           Management fees...........................        13          20         12          20           65
           Lease expense.............................        75          91         83          92          341
                                                         ------      ------     ------      ------     --------
                Total operating expenses.............       234         269        239         269        1,011
                                                         ------      ------     ------      ------     --------
      Operating Profit...............................         3           5          4           3           15
      Corporate and Interest Expenses................        --          --         --          (1)          (1)
                                                         ------      ------     ------      ------     --------
            Income before taxes......................         3           5          4           2           14
            Income taxes.............................        (1)         (2)        (2)         (1)          (6)
                                                         ------      ------     ------      ------     --------
                Net Income...........................    $    2      $    3     $    2      $    1     $      8
                                                         ======      ======     ======      ======     ========


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
                                                         ======      ======     ======      ======     ========

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                 Twenty-four Weeks Ended June 16, 2000
                                                                 -------------------------------------
                                                         Pool 1      Pool 2     Pool 3      Pool 4     Combined
                                                         ------      ------     ------      ------     --------
      Hotel Sales
           Rooms.....................................    $  281      $  313     $  272      $  292     $  1,158
           Food and beverage.........................       128         153        132         166          579
           Other.....................................        30          30         43          41          144
                                                         ------      ------     ------      ------     --------
                Total hotel sales....................       439         496        447         499        1,881
      Operating Costs and Expenses
           Rooms.....................................        66          76         62          63          267
           Food and beverage.........................        96         111         95         113          415
           Other.....................................       111         109        109         113          442
           Management fees...........................        22          35         22          38          117
           Lease expense.............................       137         157        152         167          613
                                                         ------      ------     ------      ------     --------
                Total operating expenses.............       432         488        440         494        1,854
                                                         ------      ------     ------      ------     --------
      Operating Profit...............................         7           8          7           5           27
      Corporate and Interest Expenses................        (1)         (1)        --          (1)          (3)
                                                         ------      ------     ------      ------     --------
            Income before taxes......................         6           7          7           4           24
            Income taxes.............................        (2)         (3)        (3)         (2)         (10)
                                                         ------      ------     ------      ------     --------
                Net Income...........................    $    4      $    4     $    4      $    2     $     14
                                                         ======      ======     ======      ======     ========

                                                                 Twenty-four Weeks Ended June 18, 1999
                                                                 -------------------------------------
                                                         Pool 1      Pool 2     Pool 3      Pool 4     Combined
                                                         ------      ------     ------      ------     --------
      Hotel Sales
           Rooms.....................................    $  273      $  294     $  268      $  273     $  1,108
           Food and beverage.........................       127         137        128         153          545
           Other.....................................        30          29         38          34          131
                                                         ------      ------     ------      ------     --------
                Total hotel sales....................       430         460        434         460        1,784
      Operating Costs and Expenses
           Rooms.....................................        64          68         63          58          253
           Food and beverage.........................        97         102         91         104          394
           Other.....................................       110         107        107         103          427
           Management fees...........................        20          30         21          33          104
           Lease expense.............................       133         147        146         157          583
                                                         ------      ------     ------      ------     --------
                Total operating expenses.............       424         454        428         455        1,761
                                                         ------      ------     ------      ------     --------
      Operating Profit...............................         6           6          6           5           23
      Corporate and Interest Expenses................        (1)         (1)        (1)         (1)          (4)
                                                         ------      ------     ------      ------     --------
            Income before taxes......................         5           5          5           4           19
            Income taxes.............................        (2)         (2)        (2)         (1)          (7)
                                                         ------      ------     ------      ------     --------
                Net Income...........................    $    3      $    3     $    3      $    3     $     12
                                                         ======      ======     ======      ======     ========

                                                                          As of June 16, 2000
                                                                          -------------------
                                                         Pool 1      Pool 2     Pool 3      Pool 4     Combined
                                                         ------      ------     ------      ------     --------
      Assets.........................................    $   52      $   48     $   53      $   50     $    203
      Liabilities....................................        45          43         48          48          184
      Equity.........................................         7           5          5           2           19

                                                                        As of December 31, 1999
                                                                        -----------------------
                                                         Pool 1      Pool 2     Pool 3      Pool 4     Combined
                                                         ------      ------     ------      ------     --------
      Assets.........................................    $   39      $   37     $   41      $   38     $    155
      Liabilities....................................        36          36         40          38          150
      Equity.........................................         3           1          1          --            5

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

11.   Contingencies

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

      On February 24, 2000, the Company and Marriott International announced that we have executed a definitive settlement agreement to resolve the Texas Multi-Partnership Lawsuit and the Partnership Lawsuits. The understanding, which is still subject to numerous conditions, including court approval and various consents, has two principal features. First, the Company and Marriott International expect, through a joint venture to be formed between their affiliates, to acquire the equity interest of the limited partners in the two Courtyard partnerships for approximately $372 million. The Company's share of the acquisition costs of the Courtyard partnerships is expected to be approximately $82 million. Second, the Company and Marriott International will each pay approximately $31 million to the limited partners of the remaining partnerships in exchange for settlement of the litigation and a full release of claims. As a result of the proposed settlement, the Company recorded a non-recurring, pre-tax charge of $40 million during the fourth quarter of 1999.

      The Company has also been named a defendant in other lawsuits involving various hotel partnerships. The lawsuits are ongoing, and although the ultimate resolution of lawsuits is not determinable, the Company does not believe the outcome will be material to the financial position, statement of operations or cash flows of the Company.

12.   Subsequent Event

      On June 21, 2000, the additions of a 500-room tower and 15,000 square feet of meeting space at the Orlando World Center Marriott were completed at an approximate development cost of $84 million.

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

      Results of Operations
      ---------------------

      Revenues. Our revenues primarily represent rental income from our leased hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As discussed in Note 2 to the financial statements, percentage rental revenues of $168 million and $138 million for the twelve weeks ended June 16, 2000 and June 18, 1999, respectively, and $291 million and $253 for the twenty-four weeks ended June 16, 2000 and June 18, 1999, respectively, were deferred in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

      The table below represents hotel sales from which rental income is computed as discussed in Note 2 to the condensed consolidated financial statements. The table is presented in order to facilitate an investor's reconciliation of hotel sales to rental income.

                                                                  Twelve Weeks Ended        Twenty-four Weeks Ended
                                                                 ----------------------     -----------------------
                                                                 June 16,      June 18,     June 16,      June 18,
                                                                   2000          1999         2000          1999
                                                                 --------      --------     --------      --------
                                                                     (in millions)              (in millions)
      Hotel Sales
           Rooms.........................................         $   710       $   672      $ 1,323      $ 1,272
           Food and beverage.............................             330           310          604          578
           Other.........................................              82            72          153          135
                                                                  -------       -------       -------      -------
                Total hotel sales........................         $ 1,122       $ 1,054       $ 2,080      $ 1,985
                                                                  =======       =======       =======      =======

      Rental income decreased $4 million, or 2%, to $183 million for the second quarter of 2000, and decreased $2 million, or less than 1% to $356 million year-to-date primarily driven by the sale of five properties in 1999, and partially offset by the growth in room revenues generated per available room or REVPAR for comparable properties and the opening of the Tampa Waterside Marriott, which was placed in service in February 2000. REVPAR increased 7.0% to $130.66 for the second quarter of 2000 and 5.2% to $126.69 year-to-date for comparable properties, which consist of the 114 properties owned, directly or indirectly, by us for the same period of time in each period covered, excluding two properties where significant expansion at the hotels affected operations and five properties where reported results were affected by a change in reporting period. On a comparable basis, average room rates increased approximately 5.9% and

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      5.6%, while average occupancy increased less than one percentage point and decreased less than one percentage point for the second quarter of 2000 and year-to-date, respectively.

      Depreciation and Amortization. Depreciation and amortization increased $8 million or 12% for the second quarter of 2000 and increased $14 million or 10% year-to-date, reflecting an increase in depreciable assets, which is primarily the result of new capital projects placed in service in 2000, including the Tampa Waterside Marriott, partially offset by net asset disposals of approximately $174 million in connection with the sale of five hotels during 1999.

      Property-level Owner Expenses. Property-level owner expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses were $63 million and $62 million for the second quarters of 2000 and 1999, respectively, and increased less than 2% to $122 million year-to-date, reflecting, in part, the effect of the sale of five hotel properties in 1999.

      Minority Interest Benefit. For the twelve weeks and twenty-four weeks ended June 16, 2000 and June 18, 1999, respectively, we recognized a minority interest benefit of $11 million and $5 million, and $22 million and $13 million, reflecting the minority owners' share in the net loss, which is primarily the result of the deferral of contingent rental income of $168 million and $138 million, and $291 million and $253 million, respectively. The benefit will be reversed in subsequent quarters as we earn the contingent rent.

      Interest Expense. Interest expense decreased 4% to $97 million in the second quarter of 2000 and decreased 4% to $193 million year-to-date, primarily due to repayments on the term loan portion of the bank credit facility totaling $225 million during the second half of 1999.

      Corporate Expenses. Corporate expenses were $10 million and $8 million for the second quarters of 2000 and 1999, respectively, and increased $5 million to $20 million year-to-date, resulting primarily from an increase in compensation expense related to employee stock plans.

      Extraordinary Gain (Loss). During the twelve weeks ended June 16, 2000, we recorded an extraordinary loss of approximately $3 million representing the write off of deferred financing costs and certain fees paid to our lender in connection with the renegotiation of the bank credit facility. During the twelve weeks ended June 18, 1999, we recorded an extraordinary gain of $13 million on the forgiveness of accrued incentive management fees related to the renegotiation of the management agreement for the New York Marriott Marquis.

      Net Loss. Our net loss increased $22 million to $53 million for the second quarter of 2000 and increased $35 million to $110 million year-to-date.

      Net Loss Available to Common Shareholders. The net loss available to common shareholders increased $27 million to $58 million for the second quarter of 2000 and increased $41 million to $116 million year-to-date. The net loss available to common shareholders reflects year-to-date dividends of $10 million on Preferred Stock, which was issued during the second half of 1999, and a $4 million gain, which represents the common shareholders' portion of the gain on the repurchase of the Convertible Preferred Securities.

      FFO and EBITDA
      --------------

      We consider Comparative Funds From Operations ("Comparative FFO"), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus contingent rent,

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      as well as our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) ("EBITDA") to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other real estate investment trusts. However, Comparative FFO and EBITDA as presented may not be comparable to FFO and EBITDA amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentations.

      Comparative FFO available to common shareholders increased $15 million, or 13%, to $133 million for the second quarter of 2000 over the second quarter of 1999, and increased $16 million or 8%, to $225 million year-to-date compared to the same period in 1999. The following is a reconciliation of the loss from operations before extraordinary items to Comparative FFO (in millions):

                                                                Twelve Weeks Ended         Twenty-four Weeks Ended
                                                           ----------------------------  ---------------------------
                                                           June 16, 2000  June 18, 1999  June 16, 2000 June 18, 1999
                                                           -------------  -------------  ------------- -------------
     Funds from Operations
      Loss from operations before extraordinary items....     $   (50)       $   (44)       $  (107)      $   (88)
      Depreciation and amortization......................          74             67            146           135
      Other real estate activities.......................          (1)            (5)            (1)          (16)
      Partnership adjustments............................         (12)            --            (22)           (9)
                                                              -------        -------        -------       -------
     Funds from operations of Host LP....................          11             18             16            22
      Effect on funds from operations of SAB 101.........         166            134            285           247
                                                              -------        -------        -------       -------
     Comparative funds from operations of Host LP........         177            152            301           269
      Dividends on preferred stock.......................          (5)            --            (10)           --
                                                              -------        -------        -------       -------
     Comparative funds from operations of Host LP
      available to common unitholders....................         172            152            291           269
      Comparative funds from operations of minority
        partners of Host LP..............................         (39)           (34)           (66)          (60)
                                                              -------        -------        -------       -------
     Comparative funds from operations available
      to common shareholders of Host REIT................     $   133        $   118        $   225       $   209
                                                              =======        =======        =======       =======

      We are the sole general partner in the Operating Partnership and as of June 16, 2000 held approximately 77% of the outstanding OP Units. The $39 million and $34 million, and $66 million and $60 million, deducted for the twelve weeks and twenty-four weeks ended June 16, 2000 and June 18, 1999, respectively, represent the Comparative FFO attributable to the interests in the Operating Partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

      EBITDA increased $26 million, or 11%, to $268 million in the second quarter of 2000 and increased $32 million, or 7%, to $486 million year-to-date over the comparable periods in 1999, reflecting primarily EBITDA growth from owned properties, partially offset by EBITDA related to assets sold during 1999. In

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      2000 and 1999, respectively, Hotel EBITDA was $122 million and $125 million for the second quarters, and $236 million and $240 million year-to-date, which does not include deferred rental income of $168 million and $138 million, and $291 million and $253 million, for the quarters and year-to-date, respectively.

      The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the loss from operations before extraordinary items (in millions):

                                                             Twelve Weeks Ended           Twenty-four Weeks Ended
                                                       -----------------------------   -----------------------------
                                                       June 16, 2000   June 18, 1999   June 16, 2000   June 18, 1999
                                                       -------------   -------------   -------------   -------------
      EBITDA
         Hotels......................................     $   122         $   125         $   236         $   240
         Office buildings............................           1               1               1               1
         Interest income.............................           8               8              17              15
         Corporate and other expenses................         (17)            (17)            (32)            (28)
         Effect on revenue of SAB 101................         168             138             291             253
                                                          -------         -------         -------         -------
      EBITDA of Host LP..............................         282             255             513             481
         Distributions to minority interest partners
           of Host LP................................         (14)            (13)            (27)            (27)
                                                          -------         -------         -------         -------
      EBITDA of Host REIT............................     $   268         $   242         $   486         $   454
                                                          =======         =======         =======         =======

                                                            Twelve Weeks Ended           Twenty-four Weeks Ended
                                                       -----------------------------   -----------------------------
                                                       June 16, 2000   June 18, 1999   June 16, 2000   June 18, 1999
                                                       -------------   -------------   -------------   -------------
      EBITDA of Host REIT............................     $   268         $   242         $   486         $   454
      Effect on revenue of SAB 101...................        (168)           (138)           (291)           (253)
      Interest expense...............................         (97)           (101)           (193)           (200)
      Income taxes...................................          (2)             (1)             (3)             (2)
      Dividends on Convertible Preferred
        Securities...................................          (7)             (8)            (14)            (17)
      Depreciation and amortization..................         (75)            (67)           (149)           (135)
      Minority interest benefit......................          11               5              22              13
      Distributions to minority interest partners of
        Host LP......................................          14              13              27              27
      Other non-cash charges, net....................           6              11               8              25
                                                          -------         -------         -------         -------
        Loss from operations before extraordinary
           items.....................................     $   (50)        $   (44)        $  (107)        $   (88)
                                                          =======         =======         =======         =======

      Distributions to minority holders of OP Units were $14 million and $13 million, respectively, for the twelve weeks ended June 16, 2000 and June 18, 1999, and $27 million for both the twenty-four weeks ended June 16, 2000 and June 18, 1999. These OP Units are convertible into cash or our common stock at our option. First quarter distributions of $0.21 per unit were declared on March 23, 2000 and March 15, 1999, and subsequently paid on April 14, 2000 and April 14, 1999. Second quarter distributions of $0.21 were declared on June 21, 2000 and June 15, 1999, and subsequently paid on July 14, 2000 and July 14, 1999.

      Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.5 times and 2.7 times for the 2000 and 1999 twenty-four week periods, respectively, and 2.4 times for full-year 1999. The deficiency of earnings to fixed charges was $123 million through the second quarter of 2000 and $100 million through the second quarter of 1999, which is primarily due to the deferral of contingent rental revenue of $291 million and $253 million for the same periods, respectively.

                           HOST MARRIOTT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      Cash Flows and Financial Condition
      ----------------------------------

      We reported a decrease in cash and cash equivalents of $122 million during the twenty-four weeks ended June 16, 2000. Cash from operations was $221 million through the second quarter of 2000 and $98 million through the second quarter of 1999. The $123 million increase in cash from operations primarily relates to changes in operating accounts. 1999 cash from operations were affected by the addition of 36 properties as of December 30, 1998 and the timing of the receipt of cash payments as a result of our hotel leases, which were effective beginning January 1, 1999 in connection with the REIT Conversion. 1999 cash from operations were also affected by cash expenditures incurred in connection with the REIT Conversion and the renegotiation of the ground lease for the New York Marriott Marquis.

      Cash used in investing activities was $222 million and $163 million through the second quarters of 2000 and 1999, respectively. Cash used in investing activities through the second quarter includes capital expenditures of $185 million and $177 million for 2000 and 1999, respectively, mostly related to renewals and replacements on existing properties and new development projects. Property and equipment balances include $170 million and $243 million for construction in progress as of June 16, 2000 and December 31, 1999, respectively. The reduction in construction in progress is due to the Tampa Waterside Marriott, which was placed in service in February 2000. The current balance primarily relates to properties in Orlando, Memphis, Naples and various other expansion and development projects.

      On May 16, 2000, we acquired a non-controlling partnership interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, DC. The Company, which previously held a small interest in the venture, invested approximately $40 million in the form of a preferred equity contribution.

      Cash used in financing activities was $121 million through the second quarter of 2000 and $61 million through the second quarter of 1999. Cash used in financing activities through the second quarter of 2000 includes increased borrowings under our bank credit facility of approximately $51 million, a portion of which funded the previously discussed acquisition, as well as payments of distributions and repurchases under our stock buyback program.

      In February 2000, we refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

      During June 2000, we modified our bank credit facility. As modified, the total facility has been permanently reduced to $775 million, consisting of a $150 million term loan and a $625 million revolver. In addition, the original term was extended for two additional years, through August 2003. As of June 16, 2000, $176 million is outstanding under the bank credit facility, and the available capacity under the line of credit balance is $599 million.

      On June 21, 2000, the Board of Directors declared cash dividends of $0.21 per common share and $0.625 per share of Preferred Stock, which were paid on July 14, 2000 to shareholders of record on June 30, 2000. In addition, on April 14, 2000, first quarter dividends of $0.21 per common share and $0.625 per share of Preferred Stock were paid to shareholders of record on March 31, 2000.

      During the first quarter of 2000, we continued our stock repurchase program making repurchases of approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of Convertible referred

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      Securities, for a total investment of $62 million. No repurchases were made during the second quarter of 2000. Since the inception of the repurchase program in September 1999, repurchases under the program total
      16.2 million common shares or equivalents for a total investment of $150 million. We will continue to consider stock repurchases based on our stock price and to the extent they can be made in a manner that is relatively leverage neutral. Primarily, we anticipate that any stock repurchases would be made from future asset sale proceeds, if any, with a portion of any such proceeds being used to pay down debt. There are no such asset sales pending at this time.

      In April 2000, the resort property in Singer Island, Florida was converted to the Hilton brand, representing our first property under this brand.

      On June 21, 2000, the additions of a 500-room tower and 15,000 square feet of meeting space at the Orlando World Center Marriott were completed at an approximate development cost of $84 million.

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Our borrowings under the term loan portion of the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $266 million and $215 million, respectively, at June 16, 2000 and December 31, 1999, are based on various LIBOR terms plus 200 to 225 basis points. The weighted average interest rate for these financial instruments are 8.97% for the twenty-four weeks ended June 16, 2000 and 7.58% for the year ended December 31, 1999.

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Incorporated by reference to the description of legal proceedings in footnote 11 to the condensed consolidated financial statements set forth in Part I, "Financial Information."

Item 4.     Submission of Matters to a Vote of Security Holders

On May 18, 2000, Host Marriott Corporation held its Annual Meeting of Shareholders to elect members to the Board of Directors, among other matters.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HOST MARRIOTT CORPORATION


July 25, 2000                              /s/ Donald D. Olinger
-------------                              ---------------------
Date                                       Donald D. Olinger
                                           Senior Vice President and
                                           Corporate Controller
                                           (Chief Accounting Officer)