Form 10-Q
period 2000-09-08
HOST MARRIOTT CORP/
filed 2000-10-23
CIK 1070750

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




For the Quarter Ended September 8, 2000            Commission File No. 001-14625


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

                                                              Yes  X    No
                                                                  ----     ----

                                                             Shares outstanding
     Class                                                  at October 16, 2000
--------------------------                             -------------------------
Common Stock, $0.01 par value                                       220,918,011
Purchase share rights for Series A Junior
  Participating Preferred Stock, $0.01 par value                             --
Class A Cumulative Redeemable Preferred Stock, $0.01 par value        4,160,000
Class B Cumulative Redeemable Preferred Stock, $0.01 par value        4,000,000

================================================================================

                                     INDEX
                                     -----



Part I.   FINANCIAL INFORMATION (Unaudited):                            Page No.
                                                                        --------

          Condensed Consolidated Balance Sheets -
           September 8, 2000 and December 31, 1999                          3

          Condensed Consolidated Statements of Operations -
           Twelve Weeks and Thirty-six Weeks Ended
           September 8, 2000 and September 10, 1999                         4

          Condensed Consolidated Statements of Cash Flows -
           Thirty-six Weeks Ended
           September 8, 2000 and September 10, 1999                         6

          Notes to Condensed Consolidated Financial Statements              8

          Management's Discussion and Analysis of Results of
           Operations and Financial Condition                              17

          Quantitative and Qualitative Disclosures about Market Risk       24

Part II.  OTHER INFORMATION AND SIGNATURE                                  25

                           HOST MARRIOTT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                             September 8,     December 31,
                                                                                2000             1999
                                                                             ------------     ------------
                                                                              (unaudited)
                                ASSETS
                                ------
Property and equipment, net...............................................          $7,101         $7,108
Notes and other receivables (including amounts due from
  affiliates of $125 million and $127 million, respectively)..............             172            175
Rent receivable...........................................................              72             72
Investments in affiliates.................................................              99             49
Other assets..............................................................             401            351
Restricted cash...........................................................             155            170
Cash and cash equivalents.................................................             188            277
                                                                                    ------         ------
                                                                                    $8,188         $8,202
                                                                                    ======         ======



                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Debt
  Senior notes............................................................          $2,540         $2,539
  Mortgage debt...........................................................           2,289          2,309
  Other...................................................................             272            221
                                                                                    ------         ------
                                                                                     5,101          5,069
Accounts payable and accrued expenses.....................................             147            148
Deferred income taxes.....................................................              48             49
Deferred rent.............................................................             366             --
Other liabilities.........................................................             373            426
                                                                                    ------         ------
      Total liabilities...................................................           6,035          5,692
                                                                                    ------         ------

Minority interest.........................................................             431            508
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
  subordinated debentures due 2026 ("Convertible Preferred Securities")...             475            497

Shareholders' equity
Cumulative redeemable preferred stock ("Preferred Stock"), 50 million
 shares authorized; 8.2 million shares issued and outstanding.............             196            196
Common stock, 750 million shares authorized; 220.8 million shares and
      223.5 million shares issued and outstanding, respectively...........               2              2
Additional paid-in capital................................................           1,822          1,844
Accumulated other comprehensive income....................................               1              2
Retained deficit..........................................................            (774)          (539)
                                                                                    ------         ------
       Total shareholders' equity.........................................           1,247          1,505
                                                                                    ------         ------
                                                                                    $8,188         $8,202
                                                                                    ======         ======

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Twelve Weeks Ended September 8, 2000 and September 10, 1999
              (unaudited, in millions, except per share amounts)


                                                                                      2000             1999
                                                                                    ------           ------
REVENUES
 Rental income............................................................          $  224           $  188
 Interest income..........................................................               9               10
 Net gains on property transactions.......................................               1               --
 Equity in earnings of affiliates.........................................               2                3
 Other....................................................................               3                2
                                                                                    ------           ------
     Total revenues.......................................................             239              203
                                                                                    ------           ------

EXPENSES
 Depreciation and amortization............................................              75               68
 Property-level owner expenses............................................              66               62
 Minority interest benefit................................................              (4)              (8)
 Interest expense.........................................................             100               98
 Dividends on Convertible Preferred Securities............................               8                9
 Corporate expenses.......................................................               7                5
 Other expenses...........................................................              --               --
                                                                                    ------           ------
     Total expenses.......................................................             252              234
                                                                                    ------           ------

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS......................................................             (13)             (31)
Provision for income taxes................................................              (4)              (1)
                                                                                    ------           ------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS...........................             (17)             (32)
Extraordinary gain........................................................              --                4
                                                                                    ------           ------

NET LOSS..................................................................          $  (17)          $  (28)
                                                                                    ======           ======

Less:   Dividends on Preferred Stock......................................              (5)              (1)
                                                                                    ------           ------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS.................................          $  (22)          $  (29)
                                                                                    ======           ======

BASIC LOSS PER COMMON SHARE:
Loss from operations before extraordinary items...........................          $(0.10)          $(0.15)
Extraordinary gain........................................................              --             0.02
                                                                                    ------           ------

BASIC LOSS PER COMMON SHARE...............................................          $(0.10)          $(0.13)
                                                                                    ======           ======

DILUTED LOSS PER COMMON SHARE:
Loss from operations before extraordinary items...........................          $(0.10)          $(0.15)
Extraordinary gain........................................................              --             0.02
                                                                                    ------           ------

DILUTED LOSS PER COMMON SHARE.............................................          $(0.10)          $(0.13)
                                                                                    ======           ======

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-six Weeks Ended September 8, 2000 and September 10, 1999
              (unaudited, in millions, except per share amounts)


                                                                                      2000             1999
                                                                                     ------           ------
REVENUES
 Rental income............................................................          $  580           $  546
 Interest income..........................................................              26               26
 Net gains on property transactions.......................................               4               16
 Equity in earnings of affiliates.........................................               5                5
 Other....................................................................               8                5
                                                                                    ------           ------
     Total revenues.......................................................             623              598
                                                                                    ------           ------

EXPENSES
 Depreciation and amortization............................................             224              203
 Property-level owner expenses............................................             191              184
 Minority interest benefit................................................             (26)             (21)
 Interest expense.........................................................             293              298
 Dividends on Convertible Preferred Securities............................              22               26
 Corporate expenses.......................................................              27               20
 Other expenses...........................................................               9                5
                                                                                    ------           ------
     Total expenses.......................................................             740              715
                                                                                    ------           ------

LOSS FROM OPERATIONS BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEMS......................................................            (117)            (117)
Provision for income taxes................................................              (7)              (3)
                                                                                    ------           ------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS...........................            (124)            (120)
Extraordinary gain (loss).................................................              (3)              17
                                                                                    ------           ------

NET LOSS..................................................................          $ (127)          $ (103)
                                                                                    ======           ======

Less:  Dividends on Preferred Stock.......................................             (15)              (1)
Add:   Gain on repurchase of Convertible Preferred Securities.............               4               --
                                                                                    ------           ------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS.................................          $ (138)          $ (104)
                                                                                    ======           ======

BASIC LOSS PER COMMON SHARE:
Loss from operations before extraordinary items...........................          $(0.61)          $(0.53)
Extraordinary gain (loss).................................................           (0.01)            0.07
                                                                                    ------           ------

BASIC LOSS PER COMMON SHARE...............................................          $(0.62)          $(0.46)
                                                                                    ======           ======

DILUTED LOSS PER COMMON SHARE:
Loss from operations before extraordinary items...........................          $(0.61)          $(0.53)
Extraordinary gain (loss).................................................           (0.01)            0.07
                                                                                    ------           ------

DILUTED LOSS PER COMMON SHARE.............................................          $(0.62)          $(0.46)
                                                                                    ======           ======

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Thirty-six Weeks Ended September 8, 2000 and September 10, 1999
                           (unaudited, in millions)


                                                                                      2000              1999
                                                                                     -----           -------
OPERATING ACTIVITIES
Loss from operations before extraordinary items...........................           $(124)          $  (120)
Adjustments to reconcile to cash from continuing operations:
   Depreciation and amortization..........................................             224               203
   Income taxes...........................................................             (20)              (20)
   Deferred contingent rental income......................................             366               339
   Net gains on property transactions.....................................              (4)              (16)
   Equity in earnings of affiliates.......................................              (5)               (5)
   Changes in operating accounts..........................................              21               (90)
   Other..................................................................             (60)              (62)
                                                                                     -----           -------
    Cash from operations..................................................             398               229
                                                                                     -----           -------

INVESTING ACTIVITIES
Proceeds from sales of assets.............................................              --                49
Acquisitions..............................................................             (40)              (17)
Capital expenditures:
   Capital expenditures for renewals and replacements.....................            (155)             (143)
   New investment capital expenditures....................................             (88)             (102)
   Other investments......................................................             (28)              (16)
Note receivable collections, net..........................................               4               (47)
                                                                                     -----           -------
    Cash used in investing activities.....................................            (307)             (276)
                                                                                     -----           -------

FINANCING ACTIVITIES
Issuances of debt, net....................................................             292             1,282
Scheduled principal repayments............................................             (27)              (26)
Issuances of Class A preferred stock......................................              --               100
Debt prepayments..........................................................            (245)           (1,275)
Costs of extinguishment of debt...........................................              --                (2)
Issuances of common stock.................................................               3                 2
Repurchases of common stock...............................................             (44)               --
Dividends.................................................................            (154)             (168)
Repurchases of Convertible Preferred Securities...........................             (15)               --
Repurchases and redemptions of OP Units...................................              (3)               --
Other.....................................................................              13               (12)
                                                                                     -----           -------
    Cash used in financing activities.....................................            (180)              (99)
                                                                                     -----           -------

DECREASE IN CASH AND CASH EQUIVALENTS.....................................           $ (89)          $  (146)
                                                                                     =====           =======

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          Thirty-six Weeks Ended September 8, 2000 and September 10, 1999
                           (unaudited, in millions)


Supplemental schedule of noncash financing activities:

Approximately 449,000 shares of common stock were issued during the thirty-six weeks ended September 8, 2000 upon the conversion of outside OP Units valued at $4.4 million.

Approximately 586,000 Class TS cumulative redeemable preferred limited partnership units valued at $7.4 million were issued during the third quarter of 1999 in connection with the acquisition by merger of two partnerships that own limited partnership interests in the partnership that owns the New York Marriott Marquis.

Approximately 467,000 shares of common stock were issued during the third quarter of 1999 upon the conversion of outside OP Units valued at $4.9 million.





           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. Organization

   Host Marriott Corporation ("Host REIT"), a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted through an operating partnership and its subsidiaries. As REITs are not currently permitted to derive revenues directly from the operation of hotels, Host REIT leases substantially all of its hotels to subsidiaries of Crestline Capital Corporation ("Crestline" or the "Lessee") and certain other lessees.

   On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP"). Host REIT has elected, effective January 1, 1999, to be treated as a REIT for federal income tax purposes, and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries in exchange for units of partnership interest in the Operating Partnership ("OP Units") was accounted for at Host Marriott's historical basis. As of September 8, 2000, Host REIT owned approximately 78% of the Operating Partnership.

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

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 8, 2000 and the results of operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999, and cash flows for the thirty-six weeks ended September 8, 2000 and September 10, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

   Under the REIT Modernization Act, which was passed in December 1999 and is effective beginning January 1, 2001, the Company will be able to lease its hotels to a wholly-owned subsidiary that is a taxable corporation and that elects to be treated as a "taxable REIT subsidiary," rather than to a third party. Under the terms of the leases with Crestline, the Company has the right to purchase the leases from Crestline on or after January 1, 2001, for a price equal to the fair rental value of such leases.

   The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $75 million and $86 million, respectively, for the twelve weeks ended September 8, 2000 and September 10, 1999, and $366 million and $339 million, respectively, for the thirty-six weeks ended September 8, 2000 and September 10, 1999, have been deferred.

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

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                               Twelve Weeks Ended
                                                   --------------------------------------------------------------------------
                                                            September 8, 2000                     September 10, 1999
                                                   ------------------------------------  ------------------------------------
                                                     Income         Shares     Per Share   Income         Shares     Per Share
                                                   (Numerator)   (Denominator)  Amount   (Numerator)   (Denominator)  Amount
                                                   ------------------------------------  ------------------------------------
   Net loss......................................        $(17)      220.5        $(.08)        $(28)      228.3        $(.12)
   Dividends on preferred stock..................          (5)         --         (.02)          (1)         --         (.01)
                                                         ----       -----        -----         ----       -----        -----
   Basic loss available to common
   shareholders per share........................         (22)      220.5         (.10)         (29)      228.3         (.13)
   Assuming distribution of common shares
     granted under the comprehensive stock
     plan, less shares assumed purchased at
     average market price........................          --          --           --           --          --           --
   Assuming conversion of minority OP Units
     outstanding.................................          (5)       63.3           --           (9)       64.6           --
   Assuming conversion of preferred
     OP Units....................................          --          .6           --           --          .4           --
   Assuming conversion of minority OP Units
     issuable....................................          --          --           --           --          --           --
   Assuming conversion of Convertible
     Preferred Securities........................          --          --           --           --          --           --
                                                         ----       -----        -----         ----       -----        -----
   Diluted loss per share........................        $(27)      284.4        $(.10)        $(38)      293.3        $(.13)
                                                         ====       =====        =====         ====       =====        =====

                                                                             Thirty-six Weeks Ended
                                                   --------------------------------------------------------------------------
                                                            September 8, 2000                     September 10, 1999
                                                   ------------------------------------  ------------------------------------
                                                     Income         Shares     Per Share   Income         Shares     Per Share
                                                   (Numerator)   (Denominator)  Amount   (Numerator)   (Denominator)  Amount
                                                   ------------------------------------  ------------------------------------
   Net loss......................................       $(127)      220.7        $(.57)       $(103)      227.7        $(.45)
   Dividends on preferred stock..................         (15)         --         (.07)          (1)         --         (.01)
   Gain on repurchase of Convertible Preferred
     Securities..................................           4          --          .02           --          --           --
                                                        -----       -----        -----        -----       -----        -----
   Basic loss available to common
   shareholders per share........................        (138)      220.7         (.62)        (104)      227.7         (.46)
   Assuming distribution of common shares
     granted under the comprehensive stock
     plan, less shares assumed purchased at
     average market price........................          --          --           --           --          --           --
   Assuming conversion of minority OP Units
     outstanding.................................         (38)       63.5           --          (30)       64.7           --
   Assuming conversion of preferred
     OP Units....................................          --          .6           --           --          .1           --
   Assuming conversion of minority OP Units
     issuable....................................          --          --           --           --          --           --
   Assuming conversion of Convertible
     Preferred Securities........................          --          --           --           --          --           --
                                                        -----       -----        -----        -----       -----        -----
   Diluted loss per share........................       $(176)      284.8        $(.62)       $(134)      292.5        $(.46)
                                                        =====       =====        =====        =====       =====        =====


4. Stock Repurchases

   In September 1999, the Board of Directors approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the Company's common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of the Company's Convertible Preferred Securities. Such repurchases will be made at

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

   management's discretion, subject to market conditions, and may be suspended at any time at the Company's discretion. During the twelve weeks ended March 24, 2000, the Company repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of the Convertible Preferred Securities for a total investment of $62 million. No repurchases were made during the second and third quarters of 2000. Since the inception of the repurchase program in September 1999, the Company has spent, in the aggregate, approximately $150 million to repurchase 16.2 million equivalent shares.

5. Dividends and Distributions Payable

   On September 19, 2000, the Board of Directors declared a quarterly cash dividend of $0.23 per share of common stock. The third quarter dividend was paid on October 16, 2000 to shareholders of record on September 29, 2000. First and second quarter cash dividends of $0.21 per share of common stock were paid on April 14 and July 14, 2000.

   On September 19, 2000, the Board of Directors declared quarterly dividends of $0.625 per share of Preferred Stock, which were paid on October 16, 2000, to shareholders of record on September 29, 2000. First and second quarter dividends of $0.625 per share of Preferred Stock were paid on April 14 and July 14, 2000.

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

   In late June 2000, an expansion that included the additions of a 500-room tower and 15,000 square feet of meeting space at the Orlando World Center Marriott was completed at an approximate development cost of $88 million. The convention/resort property now offers 2,000 guest rooms.

7. Debt Issuances and Refinancings

   In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

   During June 2000, the Company modified its bank credit facility. As modified, the total facility has been permanently reduced to $775 million, consisting of a $150 million term loan and a $625 million revolver. In addition, the original term was extended for two additional years, through August 2003. In connection with the renegotiation of the bank credit facility, the Company recognized an extraordinary loss of approximately $3 million during the second quarter of 2000, representing the write-off of deferred financing costs and certain fees paid to the lender. As of September 8, 2000, $176 million was outstanding under the bank credit facility, and the available capacity under the revolver portion was $599 million.

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     In October 2000, the Company issued $250 million of 9 1/4% Series F senior notes due in 2007, under the same indenture and with the same covenants as the Series A, Series B, Series C, and Series E senior notes. The net proceeds to the Company were approximately $245 million, after deduction of a discount at issuance of approximately $3 million and commissions and expenses of approximately $2 million. The proceeds have been used for the $26 million repayment of the outstanding balance on the revolver portion of the bank credit facility, and the remainder will be used for general working capital purposes, which may include the purchase of the leases from Crestline, and litigation settlements, as discussed in Note 11. As a result of this repayment, the available capacity under the revolver was increased to $625 million, and total borrowings under the bank credit facility were reduced to $150 million, representing the term loan portion.

8.   Geographic Information

     As of September 8, 2000, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions):

                                                              Twelve Weeks Ended              Thirty-six Weeks Ended
                                                       --------------------------------  --------------------------------

                                                        September 8,     September 10,    September 8,     September 10,
                                                           2000             1999             2000             1999
                                                        ------------     -------------    ------------     -------------
   United States.....................................        $ 236            $ 199            $ 615            $ 588
   International.....................................            3                4                8               10
                                                             -----            -----            -----            -----
     Total...........................................        $ 239            $ 203            $ 623            $ 598
                                                             =====            =====            =====            =====

9.   Comprehensive Income

     The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve and thirty-six weeks ended September 8, 2000, the comprehensive loss totaled $19 million and $128 million, respectively. The comprehensive loss was $22 million and $96 million for the twelve and thirty-six weeks ended September 10, 1999, respectively. As of September 8, 2000 and December 31, 1999 the Company's accumulated other comprehensive income was approximately $1 million and $2 million, respectively.

10.  Summarized Lease Pool Financial Statements

     As discussed in Note 2, as of September 8, 2000, almost all the properties of the Company and its subsidiaries were leased to Crestline. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the twelve and thirty-six weeks ended September 8, 2000 and September 10, 1999 and summarized balance sheet data as of September 8, 2000 and December 31, 1999 of the lease pools in which the Company's hotels are organized are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                     Twelve Weeks Ended September 8, 2000
                                                     ---------------------------------------------------------------------
                                                        Pool 1        Pool 2        Pool 3       Pool 4        Combined
                                                     ------------  ------------  ------------  -----------  --------------
   Hotel Sales
        Rooms......................................         $147          $156          $137          $141           $581
        Food and beverage..........................           60            66            57            69            252
        Other......................................           14            16            16            19             65
                                                            ----          ----          ----          ----           ----
             Total hotel sales.....................          221           238           210           229            898
   Operating Costs and Expenses
        Rooms......................................           36            40            34            33            143
        Food and beverage..........................           49            54            45            54            202
        Other......................................           62            58            57            57            234
        Management fees............................           10            15            10            14             49
        Lease expense..............................           63            67            62            70            262
                                                            ----          ----          ----          ----           ----
             Total operating expenses..............          220           234           208           228            890
                                                            ----          ----          ----          ----           ----
   Operating Profit................................            1             4             2             1              8
   Corporate and Interest Expenses.................           --            --            (1)           --             (1)
                                                            ----          ----          ----          ----           ----
         Income before taxes.......................            1             4             1             1              7
         Income taxes..............................           (1)           (2)           --            --             (3)
                                                            ----          ----          ----          ----           ----
             Net Income............................        $  --          $  2          $  1          $  1           $  4
                                                           =====          ====          ====          ====           ====
                                                                     Twelve Weeks Ended September 10, 1999
                                                     ----------------------------------------------------------------------
                                                        Pool 1        Pool 2        Pool 3        Pool 4        Combined
                                                     ------------  ------------  ------------  ------------  --------------
   Hotel Sales
        Rooms......................................         $135          $142          $126          $128            $531
        Food and beverage..........................           57            59            55            67             238
        Other......................................           16            15            16            17              64
                                                            ----          ----          ----          ----            ----
             Total hotel sales.....................          208           216           197           212             833
   Operating Costs and Expenses
        Rooms......................................           34            40            32            30             136
        Food and beverage..........................           46            48            44            50             188
        Other......................................           58            50            54            55             217
        Management fees............................            9            13             9            13              44
        Lease expense..............................           57            59            56            61             233
                                                            ----          ----          ----          ----            ----
             Total operating expenses..............          204           210           195           209             818
                                                            ----          ----          ----          ----            ----
   Operating Profit................................            4             6             2             3              15
   Corporate and Interest Expenses.................           (1)           (1)           --            (1)             (3)
                                                            ----          ----          ----          ----            ----
         Income before taxes.......................            3             5             2             2              12
         Income taxes..............................           (1)           (3)           (1)           (1)             (6)
                                                            ----          ----          ----          ----            ----
             Net Income............................         $  2          $  2          $  1          $  1            $  6
                                                            ====          ====          ====          ====            ====

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                    Thirty six Weeks Ended September 8, 2000
                                                     ----------------------------------------------------------------------
                                                        Pool 1        Pool 2        Pool 3        Pool 4        Combined
                                                     ------------  ------------  ------------  ------------  --------------
   Hotel Sales
        Rooms......................................         $428          $469          $409          $433          $1,739
        Food and beverage..........................          188           219           189           235             831
        Other......................................           44            46            59            60             209
                                                            ----          ----          ----          ----          ------
             Total hotel sales.....................          660           734           657           728           2,779
   Operating Costs and Expenses
        Rooms......................................          102           116            96            96             410
        Food and beverage..........................          145           165           140           167             617
        Other......................................          173           167           166           170             676
        Management fees............................           32            50            32            52             166
        Lease expense..............................          200           224           214           237             875
                                                            ----          ----          ----          ----          ------
             Total operating expenses..............          652           722           648           722           2,744
                                                            ----          ----          ----          ----          ------
   Operating Profit................................            8            12             9             6              35
   Corporate and Interest Expenses.................           (1)           (1)           (1)           (1)             (4)
                                                            ----          ----          ----          ----          ------
         Income before taxes.......................            7            11             8             5              31
         Income taxes..............................           (3)           (5)           (3)           (2)            (13)
                                                            ----          ----          ----          ----          ------
             Net Income............................         $  4          $  6          $  5          $  3          $   18
                                                            ====          ====          ====          ====          ======

                                                                   Thirty-six Weeks Ended September 10, 1999
                                                     ----------------------------------------------------------------------
                                                        Pool 1        Pool 2        Pool 3        Pool 4        Combined
                                                     ------------  ------------  ------------  ------------  --------------
   Hotel Sales
        Rooms......................................         $408          $436          $394          $401          $1,639
        Food and beverage..........................          184           196           183           220             783
        Other......................................           46            44            54            51             195
                                                            ----          ----          ----          ----          ------
             Total hotel sales.....................          638           676           631           672           2,617
   Operating Costs and Expenses
        Rooms......................................           98           108            95            88             389
        Food and beverage..........................          143           150           135           154             582
        Other......................................          168           157           161           158             644
        Management fees............................           29            43            30            46             148
        Lease expense..............................          190           206           202           218             816
                                                            ----          ----          ----          ----          ------
             Total operating expenses..............          628           664           623           664           2,579
                                                            ----          ----          ----          ----          ------
   Operating Profit................................           10            12             8             8              38
   Corporate and Interest Expenses.................           (2)           (2)           (1)           (2)             (7)
                                                            ----          ----          ----          ----          ------
         Income before taxes.......................            8            10             7             6              31
         Income taxes..............................           (3)           (5)           (3)           (2)            (13)
                                                            ----          ----          ----          ----          ------
             Net Income............................         $  5          $  5          $  4          $  4          $   18
                                                            ====          ====          ====          ====          ======

                                                                         As of September 8, 2000
                                                     ----------------------------------------------------------------
                                                       Pool 1       Pool 2       Pool 3       Pool 4       Combined
                                                     -----------  -----------  -----------  -----------  ------------
   Assets..........................................          $37          $34          $40          $37          $148
   Liabilities.....................................           30           27           34           34           125
   Equity..........................................            7            7            6            3            23

                                                                           As December 31, 1999
                                                     ----------------------------------------------------------------
                                                       Pool 1       Pool 2       Pool 3       Pool 4       Combined
                                                     -----------  -----------  -----------  -----------  ------------
   Assets..........................................          $39          $37          $41          $38          $155
   Liabilities.....................................           36           36           40           38           150
   Equity..........................................            3            1            1           --             5


                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

11.  Contingencies

     On March 16, 1998, limited partners in several limited partnerships filed a lawsuit, the Texas Multi-Partnership Lawsuit, naming the Company, Marriott International Inc. ("Marriott International"), and others as defendants and claiming that they conspired to sell hotels to the partnerships for inflated prices, that they charged the partnerships excessive management fees to operate the partnerships' hotels and otherwise breached their fiduciary duties. The lawsuit involved the following partnerships:
     Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership. Three other lawsuits, collectively, the Partnership Lawsuits, involving limited partners of some of the aforementioned partnerships had also been filed, at various dates beginning in June 1996, and include similar actions naming the Company, Marriott International and others as defendants.

     The Company and Marriott International have executed a definitive settlement agreement to resolve the Texas Multi-Partnership Lawsuit and the Partnership Lawsuits. The proposed settlement would involve a resolution of claims against all defendants in all seven partnerships, except with respect to those partners who have elected to opt out of the settlement. The holders of fewer than three units in a single partnership have made such an election, however. The proposed settlement would include an acquisition of the limited partner interests in two partnerships by an unconsolidated joint venture between a non-controlled subsidiary of the Company and a subsidiary of Marriott International for approximately $372 million plus interest and legal fees, of which the Company will pay approximately $91 million. The Company's share of funds required to resolve the litigation with all seven partnerships, including the acquisitions, is expected to be approximately $124 million. Of this amount, the company funded the settlement escrow for $31 million cash on September 28, 2000, in settlement of litigation with the plaintiffs in four of the partnerships. As part of the settlement, the Company also expects to contribute to the joint venture its existing interests in the partnerships. All conditions have been removed and judicial fairness determinations have been obtained with respect to five of the seven partnerships and they have been severed by court order from the remaining two settlements. Accordingly, the defendants have consummated the settlements with respect to those partnerships by funding the settlement escrows. Various consents remain conditions to consummation with respect to the other two partnerships, and there can be no assurance that these settlements will occur. In the event the Company does not successfully finalize these two settlements, the two cases could go to trial. As a result of the proposed settlement, the Company recorded a one-time, non-recurring, pre-tax charge of $40 million in 1999.

     The Company has also been named a defendant in other lawsuits involving various hotel partnerships. The lawsuits are ongoing, and although the ultimate resolution of lawsuits is not determinable, the Company does not believe the outcome will be material to the financial position, statement of operations or cash flows of the Company. See "Item 1 -- Legal Proceedings" for further detail regarding current litigation.

12.  Subsequent Event

     On September 21, 2000, one of our non-controlled subsidiaries acquired for $4.5 million a 4% preferred equity interest in STSN, a privately held company that is a provider of in-room, high speed internet access to the lodging industry, from an affiliate of First Media Corporation. Richard E. Marriott, a director and officer of the Company is also an officer, director and controlling shareholder of First Media Corporation. The purchase price was determined based on First Media's original investment in STSN in December 1999, plus investment costs and accrued interest through September 2000.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Forward-looking Statements
   --------------------------

   Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "intends," "predicts," "projects," "plan," "objective," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

   Overview
   --------

   In December 1999, the REIT Modernization Act was passed, effective for taxable years beginning after December 31, 2000, which significantly amends the REIT laws applicable to us. Under the REIT Modernization Act, beginning January 1, 2001, (i) we will be able to lease our hotels to a subsidiary that is a taxable corporation and that elects to be treated as a "taxable REIT subsidiary" rather than to a third party such as Crestline and (ii) we will be permitted to own all of the voting stock of such taxable REIT subsidiary. In addition, as a result of passage of the REIT Modernization Act, and under the terms of our leases with Crestline subsidiaries, we have the right to purchase the leases from Crestline on or after January 1, 2001, for a price equal to the fair rental value of the lessee's interest in the leases over their remaining terms based on an agreed upon formula, excluding any option periods, the amount of which is likely to be between $200 million and $250 million. We currently are engaged in discussions with Crestline regarding a transaction in which a taxable REIT subsidiary owned by us would purchase all or substantially all of the leases for our hotels with Crestline subsidiaries. If any transaction is consummated, we would lease these hotels to a subsidiary of ours that qualifies as a taxable REIT subsidiary. In connection therewith, we would recognize the revenues and expenses generated by the hotels subject to the leases and we would no longer recognize rental income from these leases. Consummation of a transaction would be subject to various conditions, including the receipt of any required third party consents and the negotiation of definitive documentation. We have not reached a definitive agreement with Crestline with respect to a purchase and there can be no assurance that we will be able to reach an agreement or that any purchase, if agreed to, would be consummated. We are also considering pursuing a transaction with Host Marriott Statutory Employee/Charitable Trust that would allow us to acquire control of the non-controlled subsidiaries which we expect would elect to be treated as taxable REIT subsidiaries, although we have not reached any such agreement and cannot assure you that any such agreement will be reached.

   We and Marriott International have executed a definitive settlement agreement with plaintiffs to resolve specific pending litigation involving seven limited partnerships in which we act as general partner. The proposed settlement would involve an acquisition of the limited partner interests in two partnerships by a joint venture between one of our affiliates and a subsidiary of Marriott International, the contribution by our non-controlled subsidiaries of their general partnership interests in the partnerships and cash payments to partners in the other five partnerships, in exchange for resolution of claims against all

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   defendants in all seven partnerships, except with respect to those partners who have elected to opt out of the settlement. The holders of three units have made such an election. Our share of the cash required to resolve the litigation, including the acquisition by a joint venture formed by us and Marriott International of two of the partnerships, is expected to be approximately $124 million. Of this amount, $31 million in cash was funded during September 2000 in settlement of litigation with the plaintiffs from four of the partnerships. Unitholders from five of the partnerships have finalized the settlement of their claims with us. The proposed settlement for the remaining two partnerships is subject to numerous conditions, including various consents, and no assurance can be given that those settlements will occur. As a result of the proposed settlement, we recorded a one-time non-recurring, pre-tax charge of $40 million in the fourth quarter of 1999.

   Results of Operations
   ---------------------

   Revenues. Our revenues primarily represent rental income from our leased hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As discussed in Note 2 to the condensed consolidated financial statements, percentage rental revenues of $75 million and $86 million for the twelve weeks ended September 8, 2000 and September 10, 1999, respectively, and $366 million and $339 for the thirty-six weeks ended September 8, 2000 and September 10, 1999, respectively, were deferred in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

   The table below represents hotel sales from which rental income is computed as discussed in Note 2 to the condensed consolidated financial statements. The table is presented in order to facilitate an investor's reconciliation of hotel sales to rental income.

                                                   Twelve Weeks Ended          Thirty-six Weeks Ended
                                              ----------------------------  ----------------------------
                                              September 8,   September 10,  September 8,   September 10,
                                                 2000           1999           2000           1999
                                              ------------   ------------  -------------  --------------
                                                     (in millions)                 (in millions)
   Hotel Sales
        Rooms...............................       $ 656          $ 609         $1,979         $1,881
        Food and beverage...................         258            250            862            828
        Other...............................          71             66            224            201
                                                   -----          -----         ------         ------
             Total hotel sales..............       $ 985          $ 925         $3,065         $2,910
                                                   =====          =====         ======         ======

   Rental income increased $36 million, or 19%, to $224 million for the third quarter of 2000, and increased $34 million, or 6% to $580 million year-to-date primarily driven by the growth in room revenues generated per available room or REVPAR for comparable properties, and the completion of the new Tampa Waterside Marriott in February 2000 and the 500-room expansion at the Orlando World Center Marriott in June 2000, partially offset by the sale of five properties in 1999. REVPAR increased 9.4% to $119.74 for the third quarter of 2000 and 6.6% to $124.31 year-to-date for comparable properties, which consist of the 114 properties owned, directly or indirectly, by us for the same period of time in each period covered, excluding two properties where significant expansion at the hotels affected operations and five properties where reported results were affected by a change in reporting period. On a comparable basis, average room rates increased approximately 7.9% and 6.3%, while average occupancy increased one percentage point and less than one percentage point for the third quarter of 2000 and 2000 year-to-date, respectively.

   Depreciation and Amortization. Depreciation and amortization increased $7 million or 10% for the third quarter of 2000 and increased $21 million or 10% year-to-date, reflecting an increase in

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   depreciable assets, which is primarily the result of new capital projects placed in service in 2000, including the Tampa Waterside Marriott and the expansion at the Orlando World Center Marriott, partially offset by net asset disposals of approximately $174 million in connection with the sale of five hotels during 1999.

   Property-level Owner Expenses. Property-level owner expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses increased $4 million or 6% to $66 million for the third quarter of 2000, and increased $7 million or 4% to $191 million year-to-date, primarily due to an increase in ground lease expense, which is commensurate with the increase in hotel sales, and an increase in equipment rent expense due to technology initiatives at the hotels during 2000.

   Minority Interest Benefit. For the twelve weeks and thirty-six weeks ended September 8, 2000 and September 10, 1999, respectively, we recognized a minority interest benefit of $4 million and $8 million, and $26 million and $21 million, reflecting the minority owners' share in the net loss for those periods, which is primarily the result of the deferral of contingent rental income of $75 million and $86 million, and $366 million and $339 million, respectively. The benefit will be reversed in the subsequent quarter as we earn the contingent rent.

   Interest Expense. Interest expense increased 2% to $100 million in the third quarter of 2000, primarily due to a decrease in capitalized interest as the development projects at the Tampa Waterside Marriott and Orlando World Center Marriott were completed in February and June 2000, respectively. Interest expense decreased 2% to $293 million year-to-date, primarily due to repayments totaling $225 million on the term loan portion of the bank credit facility during the fourth quarter of 1999.

   Corporate Expenses. Corporate expenses were $7 million and $5 million for the third quarters of 2000 and 1999, respectively, and increased $7 million to $27 million year-to-date, resulting primarily from an increase in compensation expense related to employee stock plans.

   Extraordinary Gain (Loss). There were no extraordinary items recognized during the third quarter of 2000. During the twelve weeks ended June 16, 2000, we recorded an extraordinary loss of approximately $3 million representing the write off of deferred financing costs and certain fees paid to our lender in connection with the renegotiation of the bank credit facility.

   In connection with the refinancing of the mortgage and the renegotiation of the management agreement on the New York Marriott Marquis, we recognized an extraordinary gain of $13 million on the forgiveness of debt in the form of accrued incentive management fees in the second quarter of 1999. An extraordinary loss of $3 million representing the write-off of deferred financing fees was recognized during the third quarter of 1999 when the mortgage debt for eight properties was refinanced, including the New York Marriott Marquis. In connection with this refinancing, the interest rate swap agreements associated with some of the original debt were terminated and a $7 million extraordinary gain was recognized.

   Net Loss.   Our net loss decreased $11 million to $17 million for the third quarter of 2000 and increased $24 million to $127 million year-to-date as a result of the items discussed above.

   Net Loss Available to Common Shareholders. The net loss available to common shareholders decreased $7 million to $22 million for the third quarter of 2000 and increased $34 million to $138 million year-to-date. The net loss available to common shareholders reflects year-to-date dividends of $15 million on Preferred Stock, which was issued during the second half of 1999, and a $4 million gain, which

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   represents the common shareholders' portion of the gain on the repurchase of the Convertible Preferred Securities.

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

   Comparative FFO available to common shareholders increased $13 million, or 15%, to $99 million for the third quarter of 2000 over the third quarter of 1999, and increased $28 million or 9%, to $324 million year-to-date compared to the same period in 1999. The following is a reconciliation of the loss from operations before extraordinary items to Comparative FFO (in millions):


                                                              Twelve Weeks Ended                  Thirty-six Weeks Ended
                                                     ------------------------------------  ------------------------------------
                                                     September 8, 2000    September 10,    September 8, 2000    September 10,
                                                     -----------------  -----------------  -----------------    ---------------
                                                                        1999                                    1999
                                                                        ----                                    ----
Funds from Operations
    Loss from operations before extraordinary
     items.........................................              $(17)              $(32)             $(124)             $(120)
    Depreciation and amortization..................                74                 68                220                203
    Other real estate activities...................                (1)                --                 (2)               (16)
    Partnership adjustments........................                 3                 (7)               (19)               (16)
                                                                 ----               ----              -----              -----
  Funds from operations of Host LP.................                59                 29                 75                 51
    Effect on funds from operations of SAB 101.....                74                 83                359                330
                                                                 ----               ----              -----              -----
  Comparative funds from operations of
    Host LP........................................               133                112                434                381
    Dividends on preferred stock...................                (5)                (1)               (15)                (1)
                                                                 ----               ----              -----              -----
  Comparative funds from operations of Host
    LP available to common unitholders.............               128                111                419                380
    Comparative funds from operations of
     minority partners of Host LP..................               (29)               (25)               (95)               (85)
                                                                 ----               ----              -----              -----
  Comparative funds from operations available
    to common shareholders of Host REIT............              $ 99               $ 86              $ 324              $ 295
                                                                 ====               ====              =====              =====

   We are the sole general partner in the Operating Partnership and as of September 8, 2000 held approximately 78% of the outstanding OP Units. The $29 million and $25 million, and $95 million and $85 million, deducted for the twelve weeks and thirty-six weeks ended September 8, 2000 and September 10, 1999, respectively, represent the Comparative FFO attributable to the interests in the

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Operating Partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

   EBITDA increased $23 million, or 12%, to $221 million in the third quarter of 2000 and increased $54 million, or 8%, to $707 million year-to-date over the comparable periods in 1999, reflecting primarily EBITDA growth from owned properties, partially offset by EBITDA related to assets sold during 1999. In 2000 and 1999, respectively, Hotel EBITDA was $157 million and $124 million for the third quarters, and $390 million and $362 million year-to-date, which does not include deferred rental income of $75 million and $86 million, and $366 million and $339 million, for the quarters and year-to-date, respectively.

   The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the loss from operations before extraordinary items (in millions):

                                                             Twelve Weeks Ended                Thirty-six Weeks Ended
                                                     ----------------------------------  ----------------------------------
                                                       September 8,     September 10,      September 8,     September 10,
                                                           2000              1999              2000              1999
                                                     ----------------  ----------------  ----------------  ----------------
 EBITDA
   Hotels..........................................            $ 157              $124             $ 390             $ 362
   Office buildings and other investments..........                2                 2                 5                 3
   Interest income.................................                9                10                26                26
   Corporate and other expenses....................               (7)              (10)              (38)              (36)
   Effect on revenue of SAB 101....................               75                86               366               339
                                                               -----              ----             -----             -----
 EBITDA of Host LP.................................              236               212               749               694
   Distributions to minority interest partners
       of Host LP..................................              (15)              (14)              (42)              (41)
                                                               -----              ----             -----             -----
 EBITDA of Host REIT...............................            $ 221              $198             $ 707             $ 653
                                                               =====              ====             =====             =====

                                                            Twelve Weeks Ended                  Thirty-six Weeks Ended
                                                     ----------------------------------------------------------------------
                                                     September 8, 2000  September 10,     September 8, 2000   September 10,
                                                     -----------------  --------------    -----------------   -------------
                                                                        1999                                  1999
                                                                        ----                                  ----
   EBITDA of Host REIT.............................            $ 221              $198             $ 707             $ 653
   Effect on revenue of SAB 101....................              (75)              (86)             (366)             (339)
   Interest expense................................             (100)              (98)             (293)             (298)
   Income taxes....................................               (4)               (1)               (7)               (3)
   Dividends on Convertible Preferred
     Securities....................................               (8)               (9)              (22)              (26)
   Depreciation and amortization...................              (75)              (68)             (224)             (203)
   Minority interest benefit.......................                4                 8                26                21
   Distributions to minority interest partners of
     Host LP.......................................               15                14                42                41
   Other non-cash charges, net.....................                5                10                13                34
                                                               -----              ----             -----             -----
     Loss from operations before extraordinary
       items.......................................            $ (17)             $(32)            $(124)            $(120)
                                                               =====              ====             =====             =====

   Distributions to minority holders of OP Units were $15 million and $14 million, respectively, for the twelve weeks ended September 8, 2000 and September 10, 1999, and $42 million and $41 million for the thirty-six weeks ended September 8, 2000 and September 10, 1999, respectively. These OP Units are convertible into cash or our common stock at our option. Third quarter distributions of $0.23 and

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   $0.21 per common unit, respectively, were paid on October 16, 2000 and October 15, 1999, respectively. First and second quarter distributions of $0.21 per unit were paid on April 14 and July 14, 2000, and April 14 and July 14, 1999.

   Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.5 times and 2.3 times for the 2000 and 1999 thirty-six week periods, respectively, and 2.3 times for full-year 1999. The deficiency of earnings to fixed charges was $145 million through the third quarter of 2000 and $139 million through the third quarter of 1999, which is primarily due to the deferral of contingent rental revenue of $366 million and $339 million for the same periods, respectively.

   Cash Flows and Financial Condition
   ----------------------------------

   We reported a decrease in cash and cash equivalents of $89 million during the thirty-six weeks ended September 8, 2000. Cash from operations was $398 million through the third quarter of 2000 and $229 million through the third quarter of 1999. The $169 million increase in cash from operations primarily relates to changes in operating accounts. 1999 cash from operations were affected by the addition of 36 properties as of December 30, 1998 and the timing of the receipt of cash payments as a result of our hotel leases, which were effective beginning January 1, 1999 in connection with the REIT Conversion. 1999 cash from operations was also affected by cash expenditures incurred in connection with the REIT Conversion and the renegotiation of the management agreement and ground lease for the New York Marriott Marquis.

   Cash used in investing activities was $307 million and $276 million through the third quarters of 2000 and 1999, respectively. Cash used in investing activities through the third quarter includes capital expenditures of $271 million and $261 million for 2000 and 1999, respectively, mostly related to renewals and replacements on existing properties and new development projects. Property and equipment balances include $101 million and $243 million for construction in progress as of September 8, 2000 and December 31, 1999, respectively. The reduction in construction in progress is due to the completion of the Tampa Waterside Marriott, which was placed in service in February 2000, and the expansion at the Orlando World Center Marriott, which was completed in late June 2000. The current balance primarily relates to properties in Naples, Chicago, Harbor Beach and various other expansion and development projects.

   On May 16, 2000, we acquired a non-controlling partnership interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, DC. The Company, which previously held a small interest in the venture, invested approximately $40 million in the form of a preferred equity contribution.

   Cash used in financing activities was $180 million through the third quarter of 2000 and $99 million through the third quarter of 1999. Cash used in financing activities through the third quarter of 2000 includes payments of dividends and repurchases under our stock buyback program. Increased borrowings under our bank credit facility of approximately $51 million primarily funded the investment in the JWDC Limited Partnership discussed above.

   In February 2000, we refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

   During June 2000, we modified our bank credit facility. As modified, the total facility has been permanently reduced to $775 million, consisting of a $150 million term loan and a $625 million

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   revolver. In addition, the original term was extended for two additional years, through August 2003. As of September 8, 2000, $176 million was outstanding under the bank credit facility, and the available capacity under the line of credit balance was $599 million.

   In October 2000, we repaid approximately $26 million of the outstanding balance on the revolver portion of the bank credit facility from a portion of the proceeds of the bond offering described below. As a result of the repayment, the available capacity under the revolver was increased to $625 million, and total borrowings under the bank credit facility were reduced to $150 million.

   On September 19, 2000, the Board of Directors declared cash dividends of $0.23 per common share and $0.625 per share of Preferred Stock, which were paid on October 16, 2000 to shareholders of record on September 29, 2000. In addition, on April 14 and July 14, 2000, first and second quarter dividends of $0.21 per common share and $0.625 per share of Preferred Stock were paid to shareholders.

   During the first quarter of 2000, we continued our stock repurchase program making repurchases of approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of Convertible referred Securities, for a total investment of $62 million. No repurchases were made during the second and third quarters of 2000. Since the inception of the repurchase program in September 1999, repurchases under the program total 16.2 million common shares or equivalents for a total investment of $150 million. We will continue to look at strategic acquisitions offering superior returns, such as the investment in the JW Marriott Hotel in Washington, DC, as well as stock repurchases based on market conditions and our stock price. To the extent they can be made in a manner that is relatively leverage neutral, we anticipate that any stock repurchases would be made from future asset sale proceeds, if any, with a portion of any such proceeds being used to pay down debt. There are no such asset sales pending at this time.

   In April 2000, the 222-room resort property in Singer Island, Florida was renovated to upgrade the property and convert it to the Hilton brand at a cost of approximately $6 million. The property represents our first property under the Hilton brand.

   On June 21, 2000, an expansion that included the additions of a 500-room tower and 15,000 square feet of meeting space at the Orlando World Center Marriott, which now has 2,000 rooms, was completed at an approximate development cost of $88 million.

   In September 2000, we funded approximately $31 million cash in settlement of litigation with four partnerships. We expect to pay approximately $91 million in the near future to resolve the litigation with two additional partnerships, including the acquisition by a joint venture formed by us and Marriott International of those two partnerships, subject to numerous conditions, including various consents. See discussion at Part II, Item 1 "Legal Proceedings."

   In October 2000, we issued $250 million of 9 1/4% Series F senior notes due in 2007, under the same indenture and with the same covenants as the Series A, Series B, Series C, and Series E senior notes. The net proceeds to us were approximately $245 million, after deduction of a discount at issuance of approximately $3 million and commissions and expenses of approximately $2 million. A portion of the proceeds have been used for the $26 million repayment of the outstanding balance under the revolver portion of the bank credit facility as discussed above, and the remainder will be use for general working capital purposes, which may include the purchase of the leases from Crestline and litigation settlements.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Our borrowings under the term loan portion of the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $265 million and $215 million, respectively, at September 8, 2000 and December 31, 1999, are based on various LIBOR terms plus 200 to 225 basis points. The weighted average interest rate for these financial instruments are 8.80% for the thirty-six weeks ended September 8, 2000 and 7.58% for the year ended December 31, 1999.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                          PART II.  OTHER INFORMATION




Item 1.   Legal Proceedings

Texas Multi-Partnership Lawsuit. On March 16, 1998, limited partners in several limited partnerships sponsored by Host REIT or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. Host REIT, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The Haas lawsuit originally involved the following partnerships:

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

4.) Marriott Residence Inn II Limited Partnership ("Res II");

5.) Fairfield Inn by Marriott Limited Partnership ("Fairfield");

6.) Desert Springs Marriott Limited Partnership ("Desert Springs"); and

7.) Atlanta Marriott Marquis Limited Partnership ("AMMLP").

Host REIT has settled the claims of the AMMLP unitholders as part of a settlement of a separate class action suit, pursuant to which settlement we paid $4.25 million in return for a release of all claims. This settlement, which has been finalized, is not contingent on any portion of the Partnership Litigation Settlement, discussed more fully below. In addition, we consummated settlements with the unitholders of Res I, Res II, Fairfield and Desert Springs, under the umbrella of the Partnership Litigation Settlement. The CBM I and CBM II settlements remain to be completed, as described below.

Courtyard by Marriott II Limited Partnership (CBM II). CBM II is a Delaware limited partnership formed in 1987 to own 70 Courtyard by Marriott hotels. A subsidiary of ours is the sole general partner of CBM II and Marriott International or one of its subsidiaries manages all of the hotels owned by CBM
II. A group of partners in CBM II filed a lawsuit, Whitey Ford, et al v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285th Judicial District Court of Bexar County, Texas against Host REIT, Marriott International, and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention that converted the Whitey Ford lawsuit into a class action with a certified class of limited partners. This case is separate from the CBM II lawsuit, filed as part of the Haas lawsuit; however it will be resolved by the Partnership Litigation Settlement described below.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Courtyard by Marriott Limited Partnership (CBM I). CBM I is a Delaware limited partnership formed in 1986 to own 50 Courtyard by Marriott hotels. A subsidiary of ours is the sole general partner of CBM I and Marriott International or one of its subsidiaries manages all of the hotels owned by CBM I. Two members of an ad hoc committee of CBM I limited partners, Marvin Schick and Jack Hirsch, filed a putative class action lawsuit, Marvin Schick, et al. v. Host Marriott Corporation, et al., Civil Action No. 15991, in the Delaware Court of Chancery against Host REIT, Marriott International, and others on October 16, 1997, regarding the 1995 refinancing of CBM I's mortgage debt. The complaint contains allegations of breach of fiduciary duty, breach of contract, tortious interference, and aiding and abetting liability in connection with the refinancing. This lawsuit will be mooted upon consummation of the Partnership Litigation Settlement described below.

Pursuant to the terms of the Partnership Litigation Settlement, CBM I and CBM II are currently subject to the tender offers described below, the completion of which will release us and the other defendants from all claims by CBM I and CBM II unitholders who have not opted out of these settlements. The holders of three units have elected such treatment.

Partnership Litigation Settlement. On March 9, 2000, Host REIT and Marriott International entered into a settlement agreement that will resolve the Texas Multi-Partnership (the Haas case), the CBM II (including the Whitey Ford/Milkes case), and the CBM I (the Schick case) litigation. Under this settlement, we and Marriott International have settled with the Res I, Res II, Fairfield and Desert Springs Plaintiffs for an aggregate payment of approximately $62 million (of which we and our subsidiaries have paid approximately $31 million) in return for a general release of all claims. The Res I, Res II, Fairfield and Desert Springs settlements were severed from the CBM I and CBM II settlements by a court order dated September 25, 2000. This settlement is subject to a thirty day appeal period beginning September 28, 2000, during which time any class members can appeal the settlement.

We are currently in the process of finalizing the settlements for the CBM I and CBM II partnerships. The principal feature of the proposed settlements is the acquisition of all CBM I and CBM II limited partner units by a joint venture formed by us (through non-controlled subsidiaries) and Marriott International and a full release of all claims from all limited partners (other than those who have opted out of the class settlement) for an aggregate payment of approximately $372 million plus interest and attorneys' fees of the plaintiffs' counsels (of which we will pay approximately $91 million). The joint venture would acquire CBM I and CBM II by acquiring partnership units pursuant to a tender offer for such units followed by a merger of each of CBM I and CBM II with and into subsidiaries of the joint venture. The joint venture will finance the acquisition of CBM I and CBM II with mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed to it by us (through our non-controlled subsidiaries) and Marriott International. Upon consummation of the acquisition of CBM I and CBM II, we will own a 50% interest in the joint venture.

We and Marriott International may terminate the settlement with respect to CBM I and CBM II if we and Marriott International fail to receive any necessary third party consents to the merger. The CBM I and CBM II settlements are mutually conditioned on each other, so that, we and Marriott International will not be required to consummate the settlement with respect to one partnership if the settlement with respect to the other partnership is not successfully completed. The condition is waivable by us and Marriott International in our sole discretion.

The consent solicitation periods expired with sufficient votes to complete the mergers. The fairness hearing for the CBM II settlement was held on September 28, 2000 and the settlement with respect to CBM II was approved. The fairness hearing for CBM I was held on October 19, 2000 and the settlement with respect to

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CBM I was approved. The CBM I and CBM II settlements remain subject to certain third party consents. If these third party consents are not obtained, the CBM I and CBM II settlements would be terminated and the cases would go to trial, unless we and Marriott International waive the condition. These settlements, if finalized by court orders, will be subject to thirty day appeal periods running from the entry of the court's judgment orders (presently expected to coincide with the receipt of the third party consents) during which time any class member may appeal the approval of the settlements.

Marriott Hotel Properties II Limited Partnership (MHP). Limited partners of MHP II have filed putative class action lawsuits in Palm Beach County Circuit Court on May 10, 1996, Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et. al. v. Marriott MHP Two Corporation, et. al., Case No. CL-96-4087-AD, and, in the Delaware Court of Chancery on April 24, 1996, Cary W. Salter, Jr., et. al. v. MHP II Acquisition Corp., et. al., respectively, against Host REIT and certain of its affiliates alleging that the defendants violated their fiduciary duties and engaged in fraud and coercion in connection with the tender offer for MHP II units and with our acquisition of MHP II in connection with the REIT conversion. The plaintiffs in these actions are seeking unspecified damages.

In the Florida case, the defendants removed the case to the United States District Court for the Southern District of Florida and, after hearings on various procedural motions, the District Court remanded the case to state court on July 25, 1998. In light of the court's decision in the Delaware case, detailed below, the defendants in the Florida action filed a supplemental memorandum in support of their motions to dismiss, and attached a copy of the Delaware opinion to the memorandum. The Florida court has not yet ruled on the motions.

In the Delaware case, the Delaware Court of Chancery initially granted the plaintiffs' motion to voluntarily dismiss the case with the proviso that the plaintiffs could refile in the aforementioned action in federal court in Florida. After the District Court's remand of the Florida action back to Florida state court, two of the three original Delaware plaintiffs asked the Court of Chancery to reconsider its order granting their voluntary dismissal. The Court of Chancery refused to allow the plaintiffs to join the Florida action and, instead, reinstated the Delaware case, now styled In Re Marriott Hotel Properties II Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 14961. On January 29, 1999, Cary W. Salter, one of the original plaintiffs, alone filed an Amended Consolidated Class Action Complaint in the Delaware action, adding the allegations that related to our acquisition of MHP II in connection with the REIT conversion. On January 24, 2000, the Delaware Court of Chancery issued a memorandum opinion in which the court dismissed all but one of the plaintiff's claims, concerning the adequacy of disclosure during the initial tender offer.

A subsequent lawsuit, Accelerated High Yield Growth Fund, Ltd., et al. v. HMC Hotels Properties II Limited Partnership, et. al., C.A. No. 18254NC, was filed on August 23, 2000 in the Delaware Court of Chancery by the MacKenzie Patterson group of funds, one of the three original Delaware plaintiffs, against Host REIT and certain of its affiliates alleging breach of contract, fraud and coercion in connection with the acquisition of MHP II during the REIT conversion. The plaintiffs allege that our acquisition of MHP II by merger in connection with the REIT conversion violated the partnership agreement and that our subsidiary acting as the general partner of MHP II breached its fiduciary duties by allowing it to occur. The plaintiffs in this action are seeking unspecified damages. The defendants filed their original answers to the complaint on October 16, 2000.

Marriott Suites Limited Partnership (MSLP). On December 10, 1999, KSK Hawaii Co., Ltd. ("KSK"), a limited partner in MSLP, filed a lawsuit, KSK Hawaii Co., Ltd. v. Marriott SBM One Corporation, et al., Civil Action No. 17657-NC, in the Delaware Court of Chancery. This lawsuit relates to a 1996 recapitalization of MSLP by our subsidiary, the general partner of MSLP, and the merger of MSLP into Host

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REIT in 1998. KSK claims that it was coerced into selling 19 of its 20 partnership units in the 1996 recapitalization and alleges that the 1998 merger was a `freeze-out' merger that was designed solely to eliminate KSK's interest in MSLP. KSK maintains that it lost slightly more than $15 million as a result of its investment in MSLP. The defendants have filed their answer, and this case is in the early stages of discovery.

Mutual Benefit Chicago Marriott Suite Hotel Partners, L.P. ("O'Hare Suites").
On October 5, 2000, Joseph S. Roth and Robert M. Niedelman, limited partners in O'Hare Suites, filed a putative class action lawsuit, Joseph S. Roth, et al., v. MOHS Corporation, et al., Case No. 00CH14500, in the Circuit Court of Cook County, Illinois, Chancery Division, against Host REIT, Host LP, Marriott International, and MOHS Corporation, a subsidiary of Host LP and a former general partner of O'Hare Suites. The plaintiffs allege that an improper calculation of the hotel manager's incentive management fees resulted in inappropriate payments in 1997 and 1998, and, consequently, in an inadequate appraised value for their limited partner units in connection with the roll-up of O'Hare Suites into Host LP. The plaintiffs are seeking damages of approximately $13 million.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HOST MARRIOTT CORPORATION


October 17, 2000                    /s/ Donald D. Olinger
----------------                    -------------------------------------------
Date                                Donald D. Olinger
                                    Senior Vice President and
                                    Corporate Controller
                                    (Chief Accounting Officer)