Form 10-Q
period 2001-03-23
HOST MARRIOTT CORP/
filed 2001-05-07
CIK 1070750

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



For the Quarter Ended March 23, 2001              Commission File No. 001-14625


                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                (301) 380-9000



           Maryland                                          53-0085950
   ------------------------                          -------------------------
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

                                                              Yes   X     No
                                                                   ---       ___


                                                                                         Shares outstanding
   Class                                                                                     at May 1, 2001
-----------                                                                                  --------------
Common Stock, $0.01 par value                                                                  233,701,538
Purchase share rights for Series A Junior Participating Preferred Stock, $0.01 par value                --
Class A Cumulative Redeemable Preferred Stock, $0.01 par value                                   4,160,000
Class B Cumulative Redeemable Preferred Stock, $0.01 par value                                   4,000,000
Class C Cumulative Redeemable Preferred Stock, $0.01 par value                                   5,200,000

================================================================================

                                     INDEX
                                     -----


                                                                  Page No.
                                                                  --------

Part I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets-
            March 23, 2001 and December 31, 2000......................   3

          Condensed Consolidated Statements of Operations-
            Twelve Weeks Ended March 23, 2001 and March 24, 2000......   4

          Condensed Consolidated Statements of Cash Flows-
            Twelve Weeks Ended March 23, 2001 and March 24, 2000......   5

          Notes to Condensed Consolidated Financial Statements........   6

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................  11

          Quantitative and Qualitative Disclosures about Market Risk..  20

PART II.  OTHER INFORMATION AND SIGNATURE.............................  21

                           HOST MARRIOTT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                     March 23,       December 31,
                                                                                        2001             2000
                                                                                     --------        ------------
                                                                                     (unaudited)
                                    ASSETS
                                    ------

Property and equipment, net..................................................          $7,097           $7,110
Notes and other receivables (including amounts due from affiliates of                     146              211
   $98 million and $164 million, respectively)...............................
Due from Manager.............................................................             174               --
Rent receivable..............................................................              11               65
Investments in affiliates....................................................             131              128
Other assets.................................................................             452              444
Restricted cash..............................................................             128              125
Cash and cash equivalents....................................................             112              313
                                                                                       ------           ------
                                                                                       $8,251           $8,396
                                                                                       ======           ======



                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     -------------------------------------

Debt
   Senior notes..............................................................          $2,790           $2,790
   Mortgage debt.............................................................           2,269            2,275
   Other.....................................................................             372              257
                                                                                       ------           ------
                                                                                        5,431            5,322
Accounts payable and accrued expenses........................................             174              381
Other liabilities............................................................             308              312
                                                                                       ------           ------
       Total liabilities.....................................................           5,913            6,015
                                                                                       ------           ------

Minority interest............................................................             410              485
Company-obligated mandatorily redeemable convertible preferred                            475              475
   securities of a subsidiary whose sole assets are the convertible subordinated debentures due 2026 ("Convertible Preferred Securities").....

Shareholders' equity
Cumulative redeemable preferred stock ("Preferred Stock"), 50 million shares              196              196
   authorized; 8.2 million shares issued and outstanding.....................
Common stock, 750 million shares authorized; 234.1 million shares and                       2                2
   221.3 million shares issued and outstanding, respectively.................
Additional paid-in capital...................................................           1,902            1,824
Accumulated other comprehensive loss.........................................              (4)              (1)
Retained deficit.............................................................            (643)            (600)
                                                                                       ------           ------
       Total shareholders' equity............................................           1,453            1,421
                                                                                       ------           ------
                                                                                       $8,251           $8,396
                                                                                       ======           ======

           See notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twelve Weeks Ended March 23, 2001 and March 24, 2000
              (unaudited, in millions, except per share amounts)

                                                                                         2001             2000
                                                                                        -----            -----
REVENUES
 Hotel sales
  Rooms......................................................................           $ 521            $  --
  Food and beverage..........................................................             253               --
  Other......................................................................              64               --
                                                                                        -----            -----
     Total hotel sales.......................................................             838               --
 Rental income...............................................................              29              173
 Net gains on property transactions..........................................               1                1
 Equity in earnings of affiliates............................................               2               --
 Other.......................................................................               2                2
                                                                                        -----            -----
     Total revenues..........................................................             872              176
                                                                                        -----            -----

OPERATING COSTS AND EXPENSES
 Hotel operating expenses
  Rooms......................................................................             121               --
  Food and beverage..........................................................             191               --
  Hotel departmental costs and deductions....................................             208               --
  Management fees and other..................................................              52               --
  Other property-level expenses..............................................              61               59
  Depreciation and amortization..............................................              77               74
                                                                                        -----            -----
     Total operating costs and expenses......................................             710              133

OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
EXPENSES, INTEREST, AND OTHER................................................             162               43
 Minority interest (expense) benefit.........................................             (15)              11
 Interest income.............................................................               8                9
 Interest expense............................................................            (103)             (96)
 Dividends on Convertible Preferred Securities...............................              (7)              (7)
 Corporate expenses..........................................................              (8)             (10)
 Other expenses..............................................................              (2)              (6)
                                                                                        -----            -----

INCOME (LOSS) BEFORE INCOME TAXES............................................              35              (56)
Provision for income taxes...................................................              (3)              (1)
                                                                                        -----            -----

NET INCOME (LOSS)............................................................           $  32            $ (57)
                                                                                        =====            =====

Less:  Dividends on Preferred Stock..........................................              (5)              (5)
Add:  Gain on repurchase of Convertible Preferred Securities, net of income
      tax expense of $1 million...............................................             --                4
                                                                                        -----            -----

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS...........................           $  27            $ (58)
                                                                                        =====            =====

BASIC INCOME (LOSS) PER COMMON SHARE.........................................            $.12            $(.26)
                                                                                        =====            =====

DILUTED INCOME (LOSS) PER COMMON SHARE.......................................            $.12            $(.26)
                                                                                        =====            =====

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twelve Weeks Ended March 23, 2001 and March 24, 2000
                           (unaudited, in millions)

                                                                                         2001             2000
                                                                                        -----            -----
OPERATING ACTIVITIES
Net income (loss)............................................................           $  32            $ (57)
Adjustments to reconcile to cash from operations:
 Depreciation and amortization...............................................              77               74
 Income taxes................................................................             (19)             (21)
 Deferred contingent rental income...........................................               7              123
 Net gains on property transactions..........................................              (1)              (1)
 Equity in earnings of affiliates............................................              (2)              --
 Purchase of Crestline leases................................................            (204)              --
 Changes in other operating accounts.........................................             (47)             (27)
 Other.......................................................................              (8)             (23)
                                                                                        -----            -----
     Cash (used in) from operations..........................................            (165)              68
                                                                                        -----            -----

INVESTING ACTIVITIES
Capital expenditures:
 Capital expenditures for renewals and replacements..........................             (56)             (54)
 New investment capital expenditures.........................................             (20)             (34)
 Other investments...........................................................              (5)             (11)
Note receivable collections, net.............................................               3               --
                                                                                        -----            -----
     Cash used in investing activities.......................................             (78)             (99)
                                                                                        -----            -----

FINANCING ACTIVITIES
Issuances of debt, net.......................................................             118               83
Scheduled principal repayments...............................................              (9)              (9)
Debt prepayments.............................................................              --              (80)
Issuances of common stock....................................................               1                1
Repurchases of common stock..................................................              --              (44)
Dividends....................................................................             (62)             (51)
Repurchases of Convertible Preferred Securities..............................              --              (15)
Repurchases and redemptions of OP Units......................................              --               (3)
Other........................................................................              (6)              (2)
                                                                                        -----            -----
     Cash from (used in) financing activities................................              42             (120)
                                                                                        -----            -----

DECREASE IN CASH AND CASH EQUIVALENTS........................................           $(201)           $(151)
                                                                                        =====            =====


Supplemental schedule of noncash investing and financing activities:

During the first quarter of 2001 and 2000, respectively, approximately 12,954,000 shares and 66,000 shares of common stock were issued upon the conversion of outside OP Units valued at $173,105,000 and $612,000.

           See Notes to Condensed Consolidated Financial Statements

                           HOST MARRIOTT CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Organization

   Host Marriott Corporation ("Host REIT" or the "Company"), a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted through an operating partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP"), and its subsidiaries. Host REIT has elected, effective January 1, 1999, to be treated as a REIT for federal income tax purposes, and is the sole general partner of the Operating Partnership. As of March 23, 2001, Host REIT owned approximately 82% of the Operating Partnership.

   The Work Incentives Improvement Act of 1999 ("REIT Modernization Act") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, a wholly-owned subsidiary of Host LP, which has elected to be treated as a TRS for federal income tax purposes, acquired certain subsidiaries (the "Crestline Lessee Entities") of Crestline Capital Corporation ("Crestline") owning the leasehold interests with respect to 116 of the Company's full-service hotels effective January 1, 2001 for $207 million in cash, including $6 million of transaction costs, including legal and professional fees and transfer taxes. In connection therewith, during the fourth quarter of 2000 the Company recorded a non-recurring, pre-tax loss of $207 million net of a tax benefit of $82 million which the Company recognized as a deferred tax asset because, for income tax purposes, the acquisition is recognized as an asset that will be amortized over the next six years. As a result of the acquisition, the TRS replaced Crestline as the lessee under the applicable leases, and the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to those 116 full-service properties.

2. Summary of Significant Accounting Policies

   The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 23, 2001, and the results of its operations and cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

   Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

                           HOST MARRIOTT CORPORATION
                NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF
                                  (Unaudited)


   As previously discussed, the Company, through its wholly-owned TRS, acquired the Crestline Lessee Entities with respect to 116 of the Company's full-service properties effective January 1, 2001. The Company's consolidated results of operations with respect to those 116 properties reflect, from the effective date of the transaction, property-level revenues and expenses rather than rental income from lessees and, therefore, are not comparable to 2000 results.

   The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $7 million and $123 million, respectively, for the twelve weeks ended March 23, 2001 and March 24, 2000 have been deferred.

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

                                                                               Twelve Weeks Ended
                                                   --------------------------------------------------------------------------
                                                              March 23, 2001                        March 24, 2000
                                                   ------------------------------------  ------------------------------------
                                                     Income       Shares     Per Share     Income       Shares     Per Share
                                                   (Numerator) (Denominator)   Amount    (Numerator)  (Denominator)  Amount
                                                   ------------------------------------  ------------------------------------

 Net income (loss)..............................         $32        229.1        $ .14         $(57)      221.4        $(.26)
  Dividends on preferred stock..................          (5)          --         (.02)          (5)         --         (.02)
  Gain on repurchase of Convertible
    Preferred Securities........................          --           --           --            4          --          .02
                                                         ---        -----        -----         ----       -----        -----
 Basic income (loss) available to common
   shareholders per share.......................          27        229.1          .12          (58)      221.4         (.26)
   Assuming distribution of common shares
     granted under the comprehensive stock
     plan, less shares assumed purchased at
     average market price........................         --          4.3           --           --          --           --
       Assuming conversion of minority OP Units
     outstanding.................................          7         55.7           --          (17)       63.8           --
   Assuming conversion of preferred
     OP Units....................................         --           --           --           --          .6           --
                                                         ---        -----        -----         ----       -----        -----
   Diluted income (loss) per share...............        $34        289.1        $ .12         $(75)      285.8        $(.26)
                                                         ===        =====        =====         ====       =====        =====

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.  OP Unit Conversions

    On February 7, 2001, Blackstone Real Estate Partners ("Blackstone") converted 12.5 million OP Units to common shares and immediately sold them to an underwriter for sale on the open market. These units were obtained in connection with the purchase of the Blackstone luxury hotel portfolio in 1998. As a result of this transaction, Blackstone now owns approximately 11% of the outstanding OP Units of the Operating Partnership, and the Company increased its ownership in the Operating Partnership to 82% of the outstanding OP Units. The Company received no proceeds as a result of the transaction.

    On May 7, 2001, Blackstone converted an additional 10 million OP Units to common shares and immediately sold them to an underwriter for sale on the open market. As a result, Blackstone's ownership was reduced to approximately 7% of the outstanding OP Units, and the Company increased its ownership in the Operating Partnership to approximately 86%. The Company received no proceeds as a result of this transaction.

5.  Debt Issuances and Refinancing

    During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities and for general corporate purposes.

    Subsequent to the first quarter of 2001, the Company repaid the $115 million outstanding balance under the revolver portion of the Bank Credit Facility. As of May 1, 2001, $150 million is outstanding under the term loan portion of the Bank Credit Facility, and the available capacity under the revolver is $625 million.

6.  Dividends and Distributions Payable

    On March 19, 2001, the Board of Directors declared a quarterly cash dividend of $0.26 per share of common stock. The first quarter dividend was paid on April 13, 2001 to shareholders of record on March 30, 2001.

    On March 19, 2001, the Board of Directors declared quarterly dividends of $0.625 per share of Preferred Stock, which were paid on April 13, 2001 to shareholders of record on March 30, 2001.

7.  Stock Repurchases

    In September 1999, the Board of Directors approved the repurchase, at management's discretion, of up to 22 million of the outstanding shares of the Company's common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of the Company's Convertible Preferred Securities. No repurchases have been made since the first quarter of 2000, when the Company repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of the Convertible Preferred Securities for a total investment of $62 million. Since inception of the repurchase program in September 1999, the Company has spent, in the aggregate, approximately $150 million to retire 16.2 million equivalent shares on a fully diluted basis.

8.  Geographic Information

    As of March 23, 2001, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions). As a result of the acquisition of the Crestline Lessee Entities, effective January 1, 2001 the

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    Company's consolidated results of operations for the twelve weeks ended March 23, 2001, primarily represent property-level revenues and expenses, whereas the results for the twelve weeks ended March 24, 2000 primarily represent rental income.

                                                   Twelve Weeks Ended
                                           -----------------------------------

                                           March 23, 2001       March 24, 2000
                                           --------------       --------------
    United States....................      $          857       $          173
    International....................                  15                    3
                                           --------------       --------------
          Total......................      $          872       $          176
                                           ==============       ==============

9.  Comprehensive Income

    The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks ended March 23, 2001 and March 24, 2000, the comprehensive income (loss) totaled $29 million and ($58) million, respectively. As of March 23, 2001 and December 31, 2000, the Company's accumulated other comprehensive loss was $4 million and $1 million, respectively.

10. Summarized Lease Pool Financial Statements

    During 2000, almost all the properties of the Company and its subsidiaries were leased to subsidiaries of Crestline. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases were grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement was guaranteed by all other lessees in the respective lease pool. As a result, the Company believed that the operating results of each full-service lease pool may have been material to the Company's financial statements for the year ended December 31, 2000.

    Effective January 1, 2001, a wholly-owned TRS of Host LP replaced Crestline as the lessee with respect to 116 of the Company's full-service hotels, and the third party credit concentration ceased to exist.

    Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations and summarized balance sheet data of the lease pools in which the Company's hotels were organized during 2000 are as follows (in millions):

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                       Twelve Weeks Ended March 24, 2000
                                                                       ---------------------------------
                                                          Pool 1        Pool 2        Pool 3        Pool 4         Combined
                                                          ------        ------        ------        ------         --------
   Hotel Sales
        Rooms......................................         $129          $143          $125          $133            $530
        Food and beverage..........................           59            66            60            75             260
        Other......................................           14            13            19            19              65
                                                            ----          ----          ----          ----            ----
             Total hotel sales.....................          202           222           204           227             855
   Operating Costs and Expenses
        Rooms......................................           31            37            28            29             125
        Food and beverage..........................           44            50            44            51             189
        Other......................................           52            51            50            52             205
        Management fees............................            9            15            10            18              52
        Lease expense..............................           62            66            69            75             272
                                                            ----          ----          ----          ----            ----
             Total operating expenses..............          198           219           201           225             843
                                                            ----          ----          ----          ----            ----
   Operating Profit................................            4             3             3             2              12
   Corporate and Interest Expenses.................           (1)           (1)           --            --              (2)
                                                            ----          ----          ----          ----            ----
         Income before taxes.......................            3             2             3             2              10
         Income taxes..............................           (1)           (1)           (1)           (1)             (4)
                                                            ----          ----          ----          ----            ----
             Net Income............................         $  2          $  1          $  2          $  1            $  6
                                                            ====          ====          ====          ====            ====

                                                                        As of December 31, 2000
                                                                        -----------------------
                                                          Pool 1        Pool 2        Pool 3        Pool 4         Combined
                                                          ------        ------        ------        ------         --------
   Assets..........................................          $37           $37           $40           $44            $158
   Liabilities.....................................           37            37            40            42             156
   Equity..........................................           --            --            --             2               2

11. Subsequent Events

    On March 27, 2001, the Company sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") for net proceeds of $144.6 million. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, the Company has the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class C Preferred Stock ranks senior to the common stock and the authorized Series A Junior Participating preferred stock, and on a parity with the Class A and Class B Preferred Stock. The preferred stockholders generally have no voting rights.

    On April 1, 2001, a 50,000 square foot spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

    Effective January 1, 2001, each of Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (the "Non-Controlled Subsidiaries") elected to be a TRS and in April 2001, the Operating Partnership acquired the voting interests in the Non-Controlled Subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. Subsequent to the acquisition, on a consolidated basis the Company's results of operations will reflect the revenues and expenses generated by the two taxable corporations, and its consolidated balance sheets will include the various assets, consisting of three additional full-service properties, one located in Missouri, and two located in Mexico City, Mexico, as well as certain joint venture interests, and related liabilities held by the two taxable corporations, which were approximately $356 million and $262 million, including $54 million of third party debt ($26 million of which matures in 2001), respectively, as of March 23, 2001.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-looking Statements

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this quarterly report on Form 10-Q by using words or phrases such as "believe," "expect," "may be," "intend," "predict," "project," "plan," "objective," "will be," "should," "estimate," or "anticipate," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as other required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

During 2000, our revenues primarily represented rental income from Crestline and other third-party lessees. As a result of the previously discussed acquisition of the Crestline lessees by our TRS, beginning in 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. In order to provide a clearer understanding and comparability of our results of operations, in addition to our discussion of the historical results we have also presented unaudited pro forma condensed consolidated statements of operations for the twelve weeks ended March 24, 2000, adjusted to reflect the acquisition of the Crestline lessee entities as if it occurred on January 1, 2000, and a discussion of the results thereof compared to our historical results for the twelve weeks ended March 23, 2001, beginning on page 13.

2001 Compared to 2000 (Historical)

Revenues. Revenues increased $696 million for the twelve weeks ended March 23, 2001. As discussed above, our revenues and operating profit are not comparable to 2000, due to the acquisition of the Crestline Lessee Entities by our TRS.

The table below presents gross hotel sales for the twelve weeks ended March 23, 2001 and March 24, 2000. For 2000, gross hotel sales were used as the basis for calculating rental income. The data is presented in order to facilitate an investor's understanding and comparative analysis of the operations of our properties.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                Twelve Weeks Ended       Twelve Weeks Ended
                                                                   March 23, 2001           March 24, 2000
                                                              -----------------------  -----------------------
                                                                   (in millions)            (in millions)

Hotel sales
  Rooms......................................................                   $624                     $613
  Food and beverage..........................................                    276                      274
  Other......................................................                     73                       71
                                                                                ----                     ----
    Total hotel sales........................................                   $973                     $958
                                                                                ====                     ====

The $15 million increase in hotel sales for the first quarter of 2001 reflects the slight increase in REVPAR for our comparable properties of 0.2% to $119.64, as well as incremental revenues provided by the Tampa Waterside Marriott, which opened in February 2000, and the 500-room expansion at the Orlando Marriott, which was placed in service in June 2000. The recent slowdown in the economy has negatively impacted the operating results for our hotels as well as the hotels in our competitive set, which posted a 2.2% increase in REVPAR for the first quarter of 2001, based on historical data provided by Smith Travel Research. Our competitive set refers to hotels in the upscale and luxury full service segment of the lodging industry and consists of Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Renaissance; Sheraton; Westin; and Wyndham. The REVPAR results for our competitive set were slightly higher than ours because our portfolio has a significant presence in certain markets including the New York, Atlanta, and San Francisco markets, where transient group and supply issues had a more pronounced negative impact on operations.

Rental income decreased $144 million, or 83%, to $29 million for the first quarter of 2001 versus the first quarter of 2000, reflecting the purchase of 116 of the Crestline leases by our wholly-owned TRS effective January 1, 2001. As discussed in Note 2 to the condensed consolidated financial statements, percentage rental revenues from third-party lessees of $7 million and $123 million for the twelve weeks ended March 23, 2001 and March 24, 2000, respectively, were deferred on the balance sheet as deferred rent. Percentage rent will be recognized as income only as specified hotel sales thresholds are achieved.

Depreciation and Amortization. Depreciation and amortization increased $3 million or 4% for the first quarter of 2001 versus the first quarter of 2000, reflecting an increase in depreciable assets, which is primarily the result of $379 million in capital expenditures during 2000.

Operating Costs and Expenses. As discussed above, 2001 hotel revenues and operating costs are not comparable with 2000. During 2000, Crestline, as the lessee, paid specified direct property-level costs including management fees, which reduced the net rent payment to us under the terms of the leases. During 2001, these costs are borne by us and are included in our condensed consolidated results of operations.

Minority Interest Expense (Benefit). For the twelve weeks ended March 23, 2001 and March 24, 2000, respectively, we recognized minority interest expense (benefit) of $15 million and $(11) million. The variance is due in part to the decrease in the minority ownership of the Operating Partnership from 23% in the first quarter of 2000 to 18% in the first quarter of 2001, and reflects the OP Unitholders' share in our results of operations, which increased $89 million from a net loss of $57 million for the first quarter of 2000 to net income of $32 million for the first quarter of 2001, which is discussed below.

Interest Expense. Interest expense increased 7% to $103 million in the first quarter of 2001, primarily due to the issuance in October 2000 of $250 million of 91/4% Series F Senior notes, as well as additional borrowings of $115 million under the revolver portion of the Bank Credit Facility during the first quarter of 2001. The proceeds of these borrowings were principally used to fund the purchase of the Crestline Lessee Entities and for general corporate purposes.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Corporate Expenses. Corporate expenses decreased $2 million to $8 million for the first quarter of 2001, resulting primarily from lower salaries and benefits expense.

Net Income (Loss). Our net income was $32 million for the first quarter of 2001 compared to a net loss of $57 million for the first quarter of 2000, primarily reflecting the acquisition of the Crestline lessees effective January 1, 2001, thereby eliminating amounts paid to Crestline as lessee for 116 of our properties and the effect of the deferral of third party contingent rent, which was approximately $115 million in 2000 with respect to the 116 hotels.

Net Income (Loss) Available to Common Shareholders. The net income available to common shareholders was $27 million for the first quarter of 2001, an increase of $85 million over the first quarter of 2000, reflecting primarily the previously discussed $89 million increase in our net income, partially offset by the $4 million gain on the repurchase of the Convertible Preferred Securities recorded during the first quarter of 2000.

2001 (Historical) Compared to 2000 (Pro Forma)

Because of the significant changes to our corporate structure as a result of our acquisition of the Crestline lessee entities effective January 1, 2001, management believes that a discussion of our 2001 historical results of operations compared to our 2000 pro forma results of operations is meaningful and relevant to an investor's understanding of our present and future operations. The unaudited pro forma results of operations for the twelve weeks ended March 24, 2000 set forth below are based on the unaudited condensed consolidated statements of operations for the twelve weeks ended March 24, 2000 and are only adjusted to reflect the acquisition of the Crestline lessee entities as if the transaction occurred at the beginning of 2000. The following pro forma results do not include adjustments for any transactions other than the Crestline lease repurchase and are not presented in accordance with Article 11 of SEC Regulation S-X.

As a result of the Crestline acquisition, effective January 1, 2001, we lease 116 of our full-service hotels to our TRS. Our 2001 consolidated operations primarily represent property-level revenues and expenses rather than rental income from Crestline. In addition, the net income applicable to the TRS is
subject to federal and state income taxes.   The pro forma adjustments to
reflect the acquisition of the Crestline lessee entities are as follows:

     . record hotel-level revenues and expenses and reduce historical rental income with respect to the 116 properties;

     . reduce historical interest income for amounts related to the working capital note with Crestline;

     . reduce historical equity in earnings of affiliates for interest earned at our non-controlled subsidiary on the related FF&E loans with Crestline;

     . record interest expense related to the additional borrowings from the 91/4% Series F senior notes to fund the $207 million cash payment;

     . record the minority interest effect related to the outside ownership in the operating partnership; and

     . record the tax provision attributable to the income of the TRS at an effective tax rate of 39.5%.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The unaudited pro forma financial information does not purport to represent what our results of operations or financial condition would actually have been if the transaction had in fact occurred at the beginning of 2000, or to project our results of operations or financial condition for any future period. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that we believe are reasonable under the circumstances. The following unaudited pro forma financial information should be read in conjunction with our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2000.

                           HOST MARRIOTT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                       UNAUDITED STATEMENT OF OPERATIONS

 For the Twelve Weeks Ended March 23, 2001 (Historical) and March 24, 2000 (Pro
                                     Forma)
                    (in millions, except per share amounts)

                                                                                     Historical          Pro Forma
                                                                                  -----------------  -----------------
                                                                                   March 23, 2001     March 24, 2000
                                                                                  -----------------  -----------------
                                                                                               (unaudited)

REVENUES
Hotel sales
Rooms...........................................................................             $ 521              $ 512
Food and beverage...............................................................               253                250
Other...........................................................................                64                 64
                                                                                             -----              -----
       Total hotel sales........................................................               838                826
Rental income...................................................................                29                 31
Net gains on property transactions..............................................                 1                  1
Equity in earnings of affiliates................................................                 2                 --
Other...........................................................................                 2                  2
                                                                                             -----              -----
       Total revenues...........................................................               872                860
                                                                                             -----              -----

OPERATING COSTS AND EXPENSES
Hotel operating expenses
Rooms...........................................................................               121                121
Food and beverage...............................................................               191                183
Hotel departmental costs and deductions.........................................               208                200
Management fees and other.......................................................                52                 51
   Other property-level expenses................................................                61                 59
   Depreciation and amortization................................................                77                 74
                                                                                             -----              -----
       Total operating costs and expenses.......................................               710                688
                                                                                             -----              -----

OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE EXPENSES, INTEREST, AND                   162                172
 OTHER..........................................................................
Minority interest expense.......................................................               (15)               (16)
Interest income.................................................................                 8                  8
Interest expense................................................................              (103)              (101)
Dividends on Convertible Preferred Securities...................................                (7)                (7)
Corporate expenses..............................................................                (8)               (10)
Other...........................................................................                (2)                (6)
                                                                                             -----              -----
INCOME BEFORE INCOME TAXES......................................................                35                 40
Provision for income taxes......................................................                (3)                (5)
                                                                                             -----              -----
NET INCOME......................................................................                32                 35
                                                                                             -----              -----

Less:
Dividends on preferred stock....................................................                (5)                (5)
Gain on repurchase of Convertible Preferred Securities..........................                --                  4
                                                                                             -----              -----
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.....................................             $  27              $  34
                                                                                             =====              =====

Basic income per common share...................................................              $.12               $.16
                                                                                             =====              =====

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues. Revenues increased $12 million, or 1%, to $872 million for the first quarter of 2001 from $860 million for the first quarter of 2000. Hotel sales, which include room sales, food and beverage sales, and other ancillary sales such as telephone sales, increased $12 million, or 1%, to $838 million for the first quarter of 2001, reflecting primarily the slight increase in REVPAR for our comparable properties of 0.2% to $119.64, as well as incremental revenues provided by the Tampa Waterside Marriott, which opened in February 2000, and the 500-room expansion at the Orlando Marriott, which was placed in service in June 2000.

Operating Costs and Expenses. Operating costs and expenses principally consist of property-level operating costs, management fees, real and personal property taxes, ground, building and equipment rent, insurance, depreciation, and certain other costs. Operating costs and expenses increased $22 million to $710 million in the first quarter of 2001, primarily due to increases in property-level operating costs. Rooms, food and beverage, and hotel departmental costs and deductions were 62% and 61% of hotel sales for the first quarters of 2001 and 2000, respectively, reflecting increases in benefits and labor costs, particularly in the food and beverage area, and rising energy costs, partially offset by a slight improvement in rooms' margin.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, our operating profit decreased $10 million, or 6%, to $162 million in the first quarter of 2001. Operating profit was approximately 19% and 20% of total revenues for the first quarter of 2001 and 2000, respectively.

Minority Interest. Minority interest expense decreased $1 million to $15 million for the first quarter of 2001 due to the decrease in the minority ownership of the Operating Partnership from 23% in the first quarter of 2000 to 18% in the first quarter of 2001, and the $7 million decrease in net income available to common shareholders.

Income Tax Provision. In addition to state and foreign taxes applicable to the Operating Partnership and us, the TRS is subject to federal and state income taxes. The income tax provision decreased $2 million to $3 million for the first quarter of 2001, due primarily to a decrease in the income tax provision for the TRS, due to the previously discussed decline in hotel operations for the 116 hotels leased to the TRS.

Net Income Available to Common Shareholders. Net Income Available to Common Shareholders for 2001 was $27 million compared to $34 million for 2000. Basic income per common share was $.12 and $.15 for 2001 and 2000, respectively.

FFO and EBITDA
--------------

We consider Comparative Funds From Operations ("Comparative FFO"), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, adjusted for significant non-recurring items detailed in the chart below, and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) ("EBITDA") to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other real estate investment trusts. However, Comparative FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

accounting principles generally accepted in the United States. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentations.

Comparative FFO available to common shareholders increased $9 million, or 10%, to $101 million for the first quarter of 2001 over the first quarter of 2000. The following is a reconciliation of the income (loss) from operations before extraordinary items to Comparative FFO (in millions):

                                                                                         Twelve Weeks Ended
                                                                             ------------------------------------------
                                                                                March 23, 2001        March 24, 2000
                                                                             --------------------  --------------------
Funds from Operations
 Income (loss) from operations before extraordinary items..................                 $ 32                  $(57)
 Depreciation and amortization.............................................                   76                    72
 Partnership adjustments...................................................                   16                   (14)
                                                                                            ----                  ----
Funds from operations of Host LP...........................................                  124                     1
 Effect on funds from operations of SAB 101................................                    7                   123
                                                                                            ----                  ----
Comparative funds from operations of Host LP...............................                  131                   124
 Dividends on preferred stock..............................................                   (5)                   (5)
                                                                                            ----                  ----
Comparative funds from operations of Host LP available to common                             126                   119
 unitholders...............................................................
 Comparative funds from operations of minority partners of Host LP.........                  (25)                  (27)
                                                                                            ----                  ----
Comparative funds from operations available to common shareholders                          $101                  $ 92
 of Host REIT..............................................................                 ====                  ====


We are the sole general partner in the Operating Partnership and as of March 23, 2001 and March 24, 2000, respectively, held approximately 82% and 77% of the outstanding OP Units. The $25 million and $27 million deducted for the twelve weeks ended March 23, 2001 and March 24, 2000, respectively, represent the Comparative FFO attributable to the interests in the Operating Partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

EBITDA increased $7 million, or 3%, to $225 million in the first quarter of 2001, reflecting our modest increase in hotel results for the first quarter of 2001 compared to the same period in 2000, due to the recent economic slowdown, as previously discussed. Hotel EBITDA was $235 million and $113 million in the first quarter of 2001 and 2000, respectively, which does not include deferred rental income of $7 million and $123 million, respectively. As previously discussed, 2001 Hotel EBITDA primarily reflects the revenues and expenses generated by the hotels whereas 2000 Hotel EBITDA primarily reflects rental income from lessees.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the income (loss) from operations before extraordinary items (in millions):

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                                         Twelve Weeks Ended
                                                                             ------------------------------------------
                                                                                March 23, 2001        March 24, 2000
                                                                             --------------------  --------------------
EBITDA
   Hotels..................................................................                 $235                  $113
   Office buildings and other investments..................................                   --                     1
   Interest income.........................................................                    8                     9
   Corporate and other expenses............................................                  (12)                  (15)
   Effect on revenue of SAB 101............................................                    7                   123
                                                                                            ----                  ----
EBITDA of Host LP..........................................................                  238                   231
   Distributions to minority interest partners of Host LP..................                  (13)                  (13)
                                                                                            ----                  ----
EBITDA of Host REIT........................................................                 $225                  $218
                                                                                            ====                  ====

                                                                                         Twelve Weeks Ended
                                                                             ------------------------------------------
                                                                                March 23, 2001        March 24, 2000
                                                                             --------------------  --------------------
EBITDA of Host REIT........................................................                $ 225                 $ 218
Effect on revenue of SAB 101...............................................                   (7)                 (123)
Interest expense...........................................................                 (103)                  (96)
Income taxes...............................................................                   (3)                   (1)
Dividends on Convertible Preferred Securities..............................                   (7)                   (7)
Depreciation and amortization..............................................                  (77)                  (74)
Minority interest (expense) benefit........................................                  (15)                   11
Distributions to minority interest partners of Host LP.....................                   13                    13
Other non-cash charges, net................................................                    6                     2
                                                                                           -----                 -----
   Income (loss) from operations before extraordinary items................                $  32                 $ (57)
                                                                                           =====                 =====

Distributions to minority holders of OP Units for the twelve weeks ended March 23, 2001 and March 24, 2000 were $13 million. These OP Units are convertible into cash or our common stock at our option. First quarter distributions of $0.26 and $0.21 per common unit, respectively, were paid on April 13, 2001 and April 14, 2000, respectively.

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.3 times for both the 2001 and 2000 first quarters. The ratio of earnings to fixed charges was 1.4 to 1.0 in the first quarter of 2001 versus a deficiency of earnings to fixed charges of $68 million for the first quarter of 2000, which was primarily due to the deferral of contingent rental revenue of $123 million. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2000.

Cash Flows and Financial Condition

          We reported a decrease in cash and cash equivalents of $201 million during the twelve weeks ended March 23, 2001 compared to a decrease of $151
million during the twelve weeks ended March 24, 2000.   Cash (used in) from
operations was ($165) million for the first quarter of 2001 and $68 million for the first quarter of 2000. The $233 million decrease in cash from operations primarily relates to the cash payment of $204 million during the first quarter of 2001 to acquire the Crestline Lessee Entities, which was accrued at the end of 2000.

Cash used in investing activities was $78 million and $99 million for the first quarter of 2001 and 2000, respectively. Cash used in investing activities for the first quarter includes capital expenditures and other investments of $81 million and $99 million for 2001 and 2000, respectively, mostly related to renewals and replacements on existing properties and new development projects. Property and equipment balances include

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

$134 million and $135 million for construction in progress as of March 23, 2001 and December 31, 2000, respectively. The balance as of March 23, 2001 primarily relates to the development of the 50,000 square-foot spa at the Ritz-Carlton Naples and the 295-room Ritz-Carlton Golf Resort in Naples, and various other expansion and development projects. On April 1, 2001, the 50,000 square foot world-class spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.


Cash from (used in) financing activities was $42 million for the first quarter of 2001 and ($120) million for the first quarter of 2000. 2001 Cash from financing activities includes $118 million of debt issuances offset by the payment of dividends. During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities as well as for general corporate purposes. Subsequent to the first quarter of 2001, we repaid the $115 million outstanding balance under the revolver portion of the Bank Credit Facility. As of May 1, 2001, $150 million is outstanding under the term loan portion of the Bank Credit Facility, and the available capacity under the revolver is $625 million.

On March 19, 2001, the Board of Directors declared cash dividends of $0.26 per common share and $0.625 per share of Preferred Stock, which were paid on April 13, 2001 to shareholders of record on March 30, 2001.

On March 27, 2001, we sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") for net proceeds of $144.6 million. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, we have the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption.

Effective January 1, 2001, each of Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (the "Non-Controlled Subsidiaries") elected to be a TRS and in April 2001, the Operating Partnership acquired the voting interests in the Non-Controlled Subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. Subsequent to the acquisition, on a consolidated basis our results of operations will reflect the revenues and expenses generated by the two taxable corporations, and our consolidated balance sheets will include the various assets, consisting of three additional full-service properties, one located in Missouri, and two located in Mexico City, Mexico, as well as certain joint venture interests, and related liabilities held by the two taxable corporations, which were approximately $356 million and $262 million, including $54 million of third party debt ($26 million of which matures in 2001), respectively, as of March 23, 2001.

On February 7, 2001 and May 7, 2001, Blackstone Real Estate Partners ("Blackstone") converted 12.5 million and 10.0 million OP Units, respectively, to common shares and immediately sold them to an underwriter for sale on the open market. As a result of the transactions, Blackstone now owns approximately 7% of the outstanding OP Units of the Operating Partnership and we increased our ownership in the Operating Partnership to 86%. We received no proceeds as a result of the transactions.

In September 1999, the Board of Directors approved the repurchase, at management's discretion, of up to 22 million of the outstanding shares of our common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of our Convertible Preferred Securities. The repurchases have been financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate assets. No repurchases were made during the first quarter of 2001. Since inception of the repurchase program in September 1999, repurchases under the program total 16.2 million common shares or equivalent for a total investment of $150 million.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our borrowings under the term loan portion of the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $354 million and $239 million, respectively, at March 23, 2001 and December 31, 2000 are based on various LIBOR terms plus 200 to 225 basis points. The weighted average interest rate for these financial instruments are 7.44% for the twelve weeks ended March 23, 2001 and 8.88% for the year ended December 31, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 12, 2001, Host Marriott Corporation announced the annual meeting of shareholders to be held on May 17, 2001 to elect members to the Board of Directors, among other matters.


Item 6b.  Reports on Form 8-K and Form 8-K/A

     . February 7, 2001 - Report of the announcement that Host Marriott Corporation agreed to issue to the Blackstone Entities 12,500,000 shares of its common stock upon redemption of 12,500,000 units of limited partnership interest in Host LP, which will in turn be sold to an Underwriter for delivery on February 7, 2001 to be sold to the public.

     . March 23, 2001 - Report on the issuance and sale of $130,000,000 of 10% Class C Cumulative Redeemable Preferred Stock by Host Marriott Corporation on March 27, 2001 at $25.00 per share, with underwriting discounts and commissions of $.8125 of the principal amount at maturity, generating expected net proceeds of approximately $125,000,000.

     . April 13, 2001 - Report of the termination of the Crestline leases through the purchase by Host Marriott Corporation through its operating partnership, Host Marriott, L.P., of the lessee entities with respect to 116 of our full-service hotels for $207 million in cash effective January 1, 2001. In order to provide a clearer understanding and comparability of our results of operations we have presented unaudited pro forma statements of operations by quarter and year-to-date for the two fiscal years ended December 31, 2000, adjusted to reflect the transaction as if it occurred on January 1, 1999.

     . May 1, 2001--Report on Form 8-K/A to amend the unaudited pro forma statements of operations filed as part of the Form 8-K dated April 13, 2001 to reflect adjustments to the recognition of minority interest expense and the tax provision.

                                   SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HOST MARRIOTT CORPORATION


May 7, 2001                         /s/ Donald D. Olinger
-----------                         -------------------------------------------
Date                                Donald D. Olinger
                                    Senior Vice President and
                                    Corporate Controller
                                    (Chief Accounting Officer)