Form 10-Q
period 2001-06-15
HOST MARRIOTT CORP/
filed 2001-07-30
CIK 1070750

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



For the Quarter Ended June 15, 2001                Commission File No. 001-14625


                            HOST MARRIOTT CORPORATION
                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-9000



Maryland                                                              53-0085950
------------------------
(State of Incorporation)                                        (I.R.S. Employer
                                                                ----------------
                                                          Identification Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes     X    No
                                                                -----     -----

                                                                                                 Shares outstanding
        Class                                                                                     at July  27, 2001
----------------------                                                                            -----------------
Common Stock, $0.01 par value                                                                           262,445,910
Purchase share rights for Series A Junior Participating Preferred Stock, $0.01 par value                         --
Class A Cumulative Redeemable Preferred Stock, $0.01 par value                                            4,160,000
Class B Cumulative Redeemable Preferred Stock, $0.01 par value                                            4,000,000
Class C Cumulative Redeemable Preferred Stock, $0.01 par value                                            5,980,000

================================================================================

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

Part I.   FINANCIAL INFORMATION (Unaudited):

          Condensed Consolidated Balance Sheets-
             June 15, 2001 and December 31, 2000...........................3

          Condensed Consolidated Statements of Operations-
             Twelve Weeks and Twenty-four Weeks Ended
             June 15, 2001 and June 16, 2000...............................4

          Condensed Consolidated Statements of Cash Flows-
             Twenty-four Weeks Ended June 15, 2001 and June 16, 2000.......6

          Notes to Condensed Consolidated Financial Statements.............7

          Management's Discussion and Analysis of Results of
             Operations and Financial Condition...........................14

          Quantitative and Qualitative Disclosures about Market Risk......24

PART II.  OTHER INFORMATION AND SIGNATURE.................................25

                            HOST MARRIOTT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        June 15,        December 31,
                                                                                          2001              2000
                                                                                      ------------      ------------
                                                                                      (unaudited)
                                         ASSETS
                                         ------

Property and equipment, net .......................................................     $ 7,206           $ 7,110
Notes and other receivables (including amounts due from affiliates of
   $9 million and $164 million, respectively) .....................................          56               211
Due from Manager ..................................................................         171                --
Rent receivable ...................................................................           8                65
Investments in affiliates .........................................................         145               128
Other assets ......................................................................         437               444
Restricted cash ...................................................................         130               125
Cash and cash equivalents .........................................................         217               313
                                                                                        -------           -------
                                                                                        $ 8,370           $ 8,396
                                                                                        =======           =======


                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Debt
   Senior notes ...................................................................     $ 2,790           $ 2,790
   Mortgage debt ..................................................................       2,313             2,275
   Other ..........................................................................         257               257
                                                                                        -------           -------
                                                                                          5,360             5,322
Accounts payable and accrued expenses .............................................         181               381
Other liabilities .................................................................         370               312
                                                                                        -------           -------
     Total liabilities ............................................................       5,911             6,015
                                                                                        -------           -------

Minority interest .................................................................         254               485
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
   subordinated debentures due 2026 ("Convertible Preferred Securities") ..........         475               475

Shareholders' equity
Cumulative redeemable preferred stock (liquidation preference $354 million),
   50 million shares authorized; 14.2 million shares issued and outstanding .......         339               196
Common stock, 750 million shares authorized; 262.3 million shares and
   221.3 million shares issued and outstanding, respectively ......................           3                 2
Additional paid-in capital ........................................................       2,057             1,824
Accumulated other comprehensive loss ..............................................           1                (1)
Retained deficit ..................................................................        (670)             (600)
                                                                                        -------           -------
     Total shareholders' equity ...................................................       1,730             1,421
                                                                                        -------           -------
                                                                                        $ 8,370           $ 8,396
                                                                                        =======           =======

                 See Notes to Condensed Consolidated Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve Weeks Ended June 15, 2001 and June 16, 2000
               (unaudited, in millions, except per share amounts)

                                                            2001          2000
                                                           ------        ------
REVENUES
    Hotel sales
      Rooms ..........................................      $ 589        $   --
      Food and beverage ..............................        295            --
      Other ..........................................         73            --
                                                            -----        ------
         Total hotel sales ...........................        957            --
    Rental income ....................................         31           186
                                                            -----        ------
         Total revenues ..............................        988           186
                                                            -----        ------

OPERATING COSTS AND EXPENSES
    Hotel operating expenses
      Rooms ..........................................        135            --
      Food and beverage ..............................        208            --
      Hotel departmental costs and deductions ........        232            --
      Management fees and other ......................         54            --
      Other property-level expenses ..................         67            63
      Depreciation and amortization ..................        102            75
                                                            -----        ------
         Total hotel operating costs and expenses ....        798           138
      Corporate expenses .............................          9            10
      Lease repurchase expense .......................          5            --
      Other expenses .................................          6             6
                                                            -----        ------

OPERATING PROFIT .....................................        170            32
    Minority interest (expense) benefit ..............        (11)           11
    Interest income ..................................         12             8
    Interest expense .................................       (104)          (97)
    Net gains on property transactions ...............         --             2
    Equity in earnings of affiliates .................          2             3
    Dividends on Convertible Preferred Securities ....         (8)           (7)
                                                            -----        ------

INCOME (LOSS) BEFORE INCOME TAXES ....................         61           (48)
Provision for income taxes ...........................        (12)           (2)
                                                            -----        ------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..............         49           (50)
Extraordinary loss ...................................         --            (3)
                                                            -----        ------

NET INCOME (LOSS) ....................................      $  49        $  (53)
                                                            =====        ======

Less: Dividends on Preferred Stock ...................         (9)           (5)
                                                            -----        ------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS ...      $  40        $  (58)
                                                            =====        ======

BASIC EARNINGS (LOSS) PER COMMON SHARE ...............      $ .17        $(0.26)
                                                            =====        ======

DILUTED EARNINGS (LOSS) PER COMMON SHARE .............      $ .16        $(0.26)
                                                            =====        ======

                 See Notes to Condensed Consolidated Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twenty-four Weeks Ended June 15, 2001 and June 16, 2000
               (unaudited, in millions, except per share amounts)

                                                                                          2001          2000
                                                                                        -------       --------
REVENUES
    Hotel sales
      Rooms ........................................................................    $ 1,110       $    --
      Food and beverage ............................................................        548            --
      Other ........................................................................        137            --
                                                                                        -------       -------
         Total hotel sales .........................................................      1,795            --
    Rental income ..................................................................         62           361
                                                                                        -------       -------
         Total revenues ............................................................      1,857           361
                                                                                        -------       -------

OPERATING COSTS AND EXPENSES
    Hotel operating expenses
      Rooms ........................................................................        256            --
      Food and beverage ............................................................        399            --
      Hotel departmental costs and deductions ......................................        440            --
      Management fees and other ....................................................        106            --
      Other property-level expenses ................................................        128           122
      Depreciation and amortization ................................................        179           149
                                                                                        -------       -------
         Total hotel operating costs and expenses ..................................      1,508           271
      Corporate expenses ...........................................................         17            20
      Lease repurchase expense .....................................................          5            --
      Other expenses ...............................................................          8            12
                                                                                        -------       -------

OPERATING PROFIT ...................................................................        319            58
    Minority interest (expense) benefit ............................................        (26)           22
    Interest income ................................................................         20            17
    Interest expense ...............................................................       (207)         (193)
    Net gains on property transactions .............................................          1             3
    Equity in earnings of affiliates ...............................................          4             3
    Dividends on Convertible Preferred Securities ..................................        (15)          (14)
                                                                                        -------       -------

INCOME (LOSS) BEFORE INCOME TAXES ..................................................         96          (104)
Provision for income taxes .........................................................        (15)           (3)
                                                                                        -------       -------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ............................................         81          (107)
Extraordinary loss .................................................................         --            (3)
                                                                                        -------       -------
                                                                                        $    81       $  (110)
                                                                                        =======       =======

Less: Dividends on Preferred Stock .................................................        (14)          (10)
Add:   Gain on repurchase of Convertible Preferred Securities, net of income tax
       expense of $1 million .......................................................         --             4
                                                                                        -------       -------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS .................................    $    67       $  (116)
                                                                                        =======       =======

BASIC EARNINGS (LOSS) PER COMMON SHARE .............................................    $   .28       $ (0.53)
                                                                                        =======       =======

DILUTED EARNINGS (LOSS) PER COMMON SHARE ...........................................    $   .28       $ (0.53)
                                                                                        =======       =======

                 See Notes to Condensed Consolidated Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four Weeks Ended June 15, 2001 and June 16, 2000
                            (unaudited, in millions)

                                                                              2001          2000
                                                                             ------        ------
OPERATING ACTIVITIES
Net income (loss) from operations before extraordinary item ...........       $  81        $(107)
Adjustments to reconcile to cash from operations:
    Depreciation and amortization .....................................         179          149
    Income taxes ......................................................         (11)         (20)
    Deferred contingent rental income .................................          15          291
    Net gains on property transactions ................................          (1)          (3)
    Equity in earnings of affiliates ..................................          (4)          (3)
    Purchase of Crestline leases ......................................        (204)          --
    Changes in other operating accounts ...............................           9          (40)
    Other .............................................................         (15)         (46)
                                                                              -----        -----
         Cash provided by operations ..................................          49          221
                                                                              -----        -----

INVESTING ACTIVITIES
Acquisitions ..........................................................          (2)         (40)
Capital expenditures:
    Capital expenditures for renewals and replacements ................        (102)        (106)
    New investment capital expenditures ...............................         (30)         (59)
    Other investments .................................................         (12)         (20)
Note receivable collections, net ......................................          10            3
                                                                              -----        -----
         Cash used in investing activities ............................        (136)        (222)
                                                                              -----        -----

FINANCING ACTIVITIES
Issuances of debt, net ................................................         121          290
Scheduled principal repayments ........................................         (23)         (18)
Debt prepayments ......................................................        (115)        (245)
Issuances of common stock .............................................           2            2
Issuances of cumulative redeemable preferred stock, net ...............         144           --
Repurchases of common stock ...........................................          --          (44)
Dividends .............................................................        (130)        (102)
Repurchases of Convertible Preferred Securities .......................          --          (15)
Repurchases and redemptions of OP Units ...............................          --           (3)
Other .................................................................          (8)          14
                                                                              -----        -----
         Cash used in financing activities ............................          (9)        (121)
                                                                              -----        -----

DECREASE IN CASH AND CASH EQUIVALENTS .................................       $ (96)       $(122)
                                                                              =====        =====

Supplemental schedule of noncash investing and financing activities:

During the twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively, approximately 41,433,000 shares and 264,000 shares of common stock were issued upon the conversion of outside OP Units valued at $540.8 million and $2.5 million, respectively.

                 See Notes to Condensed Consolidated Statements

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Organization

     Host Marriott Corporation ("Host REIT" or the "Company"), a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted through an operating partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP"), and its subsidiaries. Host REIT has elected, effective January 1, 1999, to be treated as a REIT for federal income tax purposes, and is the sole general partner of the Operating Partnership. As of June 15, 2001, Host REIT owned approximately 92% of the Operating Partnership.

     The Work Incentives Improvement Act of 1999 ("REIT Modernization Act") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, a wholly owned subsidiary of Host LP, which has elected to be treated as a TRS for federal income tax purposes, acquired certain subsidiaries (the "Crestline Lessee Entities") of Crestline Capital Corporation ("Crestline") owning the leasehold interests with respect to 116 of the Company's full-service hotels effective January 1, 2001. As a result of the acquisition, the TRS replaced Crestline as the lessee under the applicable leases, and the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to those 116 full-service properties.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 15, 2001, the results of its operations for the twelve and twenty-four weeks ended June 15, 2001, and June 16, 2000, and cash flows for the twenty-four weeks ended June 15, 2001, and June 16, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

     The Company consolidates entities in which it owns a controlling financial interest (generally when it owns over 50% of the voting shares of another company) and consolidates partnership investments when it owns a general partnership interest unless minority shareholders or other partners participate in or have the right to block management decisions.

     As previously discussed, the Company, through its wholly owned TRS, acquired the Crestline Lessee Entities with respect to 116 of the Company's full-service properties effective January 1,

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     2001. As a result of this transaction, the Company no longer leases the properties to a third party, and therefore, will not have any rental income with respect to the 116 properties. Therefore, the Company's consolidated results of operations with respect to those 116 properties reflect, from the effective date of the transaction, property-level revenues and expenses rather than rental income from lessees and, therefore, are not comparable to 2000 results.

     Subsequent to the end of the quarter, the Company will begin recording the property level results for four additional properties whose reults were previously included in rental income. The Company acquired the lessees owning the leasehold interest in four hotels, effectively terminating the leases for financial reporting purposes for these properties. Rental income for these four hotels was $12 million and $23 million for the twelve and twenty-four weeks ended June 15, 2001. See footnote 12 for a detailed discussion of the acquisitions. As a result, beginning with the third quarter the Company will report property level results for a total of 123 properties, which includes properties acquired in the acquisition of the non-controlled subsidiaries discussed in footnote 6.

     The rent due under the remaining leases is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $8 million and $168 million, respectively, for the twelve weeks ended June 15, 2001 and June 16, 2000, and $15 million and $291 million, respectively, for the twenty-four weeks ended June 15, 2001 and June 16, 2000, have been deferred. Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided.

3.   Earnings Per Share

     Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans and the Convertible Preferred Securities. Dilutive securities may also include those common and preferred Operating Partnership Units ("OP Units") issuable or outstanding that are held by minority partners which are assumed to be converted. No effect is shown for securities if they are anti-dilutive.

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                               Twelve Weeks Ended
                                                     ------------------------------------------------------------------------------
                                                                  June 15, 2001                        June 16, 2000
                                                     --------------------------------------- --------------------------------------
                                                       Income        Shares        Per Share   Income        Shares       Per Share
                                                     (Numerator)   (Denominator)    Amount   (Numerator)  (Denominator)     Amount
                                                     --------------------------------------- --------------------------------------
Net income (loss) .................................     $  49           241.0      $   .20      $ (53)          220.1       $ (.24)
 Dividends on preferred stock .....................        (9)             --         (.03)        (5)             --         (.02)
                                                        -----          ------      -------      -----          ------       ------
Basic income (loss) available to common
 shareholders per share ...........................        40           241.0          .17        (58)          220.1         (.26)
 Assuming distribution of common shares
   granted under the comprehensive stock
   plan, less shares assumed purchased at
   average market price ...........................        --             3.8           --         --              --           --
 Assuming conversion of minority OP Units
   outstanding ....................................         7            43.4           --        (16)           63.5           --
 Assuming conversion of minority OP Units
   issuable .......................................         1             9.3         (.01)        --              --           --
 Assuming conversion of preferred
   OP Units .......................................        --              --           --         --              .6           --
                                                        -----          ------      -------      -----          ------       ------
Diluted income (loss) per share ...................     $  48           297.5      $   .16      $ (74)          284.2       $ (.26)
                                                        =====          ======      =======      =====          ======       ======

                                                                               Twenty-four Weeks Ended
                                                     ------------------------------------------------------------------------------
                                                                  June 15, 2001                        June 16, 2000
                                                     --------------------------------------- --------------------------------------
                                                       Income        Shares        Per Share   Income        Shares       Per Share
                                                     (Numerator)   (Denominator)    Amount   (Numerator)  (Denominator)     Amount
                                                     --------------------------------------- --------------------------------------
Net income (loss) .................................     $  81           235.1      $   .34      $(110)          220.7       $ (.50)
 Dividends on preferred stock .....................       (14)             --         (.06)       (10)             --         (.05)
 Gain on repurchase of Convertible
   Preferred Securities ...........................        --              --           --          4              --          .02
                                                        -----          ------      -------      -----          ------       ------
Basic income (loss) available to common
 shareholders per share ...........................        67           235.1          .28       (116)          220.7         (.53)
 Assuming distribution of common shares
   granted under the comprehensive stock
   plan, less shares assumed purchased at
   average market price ...........................        --             4.2           --         --              --           --
 Assuming conversion of minority OP Units
   outstanding ....................................        14            49.5           --        (34)           63.7           --
 Assuming conversion of preferred
   OP Units .......................................        --              --           --         --              .6           --
                                                        -----          ------      -------      -----          ------       ------
Diluted income (loss) per share ...................     $  81           288.8      $   .28      $(150)          285.0       $ (.53)
                                                        =====          ======      =======      =====          ======       ======

4.   OP Unit Conversions

     On May 29, May 7 and February 7, 2001, Blackstone and affiliates ("Blackstone") converted 18.2 million, 10.0 million and 12.5 million OP Units, respectively, to common shares and immediately sold them to an underwriter for sale on the open market. These units were obtained in connection with the purchase of the Blackstone luxury hotel portfolio in 1998. As a result of this transaction, Blackstone now owns approximately 1% of the outstanding OP Units of the Operating Partnership, and the Company increased its ownership in the Operating Partnership to approximately 92% of the outstanding OP Units. The Company received no proceeds as a result of these transactions.

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Debt and Equity Issuances and Refinancing

     During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities and for general corporate purposes. The Company repaid the $115 million outstanding balance under the revolver portion of the Bank Credit Facility during the second quarter of 2001.

     On March 27, 2001, we sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") with a $0.01 par value for net proceeds of $144 million. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, we have the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption.

     During the third quarter of 2001, the Company borrowed $60 million under the revolver portion of the term loan to fund the purchase of minority interests in seven hotels. As of June 28, 2001, $150 million is outstanding under the term loan portion of the Bank Credit Facility, and the available capacity under the revolver is $565 million.

6.   Acquisitions and Developments

     Effective March 24, 2001, the Company purchased the 5% voting interests in each of Rockledge Hotel Properties, Inc. ("Rockledge") and Fernwood Hotel Assets, Inc. ("Fernwood") that were previously held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million. Prior to this acquisition, the Company held a 95% non-voting interest. As a result of this acquisition, the Company holds 100% of the voting and non-voting interests in Rockledge and Fernwood, and its consolidated results of operations will reflect the revenues and expenses generated by the two taxable corporations, and its consolidated balance sheets will include the various assets. The assets consist of three additional full service hotels; the St. Louis Marriott Pavilion Downtown in St. Louis, Missouri, and the JW Marriott Hotel Mexico City and Mexico City Airport Marriott Hotel, both located in Mexico City, Mexico. The Company's acquisition, including certain joint venture interests, held by the two taxable corporations, totaled approximately $356 million in assets and $262 million in liabilities, including $54 million of third party debt ($26 million of which matures in 2001) as of March 24, 2001.

     On April 1, 2001, a 50,000 square foot spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

     During the second quarter, the carrying value of three properties was adjusted to reflect a change of status from held for use to held for sale assets and is recorded in property and equipment. Accordingly, the Company recorded a $13 million charge to depreciation based on a signed purchase and sale agreement to reflect the net realizable value of the assets. For these assets, the related revenue for the twenty-four weeks ended June 15, 2001, and June 16, 2000 was $19.9 million and $2.2 million, respectively and the related expense was $30.7 million and $3.5 million, respectively. The carrying value of the assets was $53.8 million as of June 15, 2001.

7.   Dividends and Distributions Payable

     On June 18, 2001, the Board of Directors declared quarterly cash dividends of $.26 and $.625 per share of common stock and preferred stock, respectively. The second quarter dividends were paid on July 13, 2001 to shareholders of record on June 29, 2001.

8.   Geographic Information

     As of June 15, 2001, the Company's foreign operations consisted of four hotel properties located in Canada and two properties located in Mexico. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     areas in which the Company owns hotels (in millions). As a result of the acquisition of the Crestline Lessee Entities, effective January 1, 2001 the Company's consolidated results of operations for the twelve and twenty-four weeks ended June 15, 2001 primarily represent property level revenues and expenses, whereas the results for the twelve and twenty-four weeks ended June 16, 2000 primarily represent rental income.

                                                      Twelve Weeks Ended                  Twenty-four Weeks Ended
                                               --------------------------------      --------------------------------
                                               June 15, 2001      June 16, 2000      June 15, 2001      June 16, 2000
                                               -------------      -------------      -------------      -------------
      United States........................    $         956      $         184      $       1,810      $         356
      International........................               32                  2                 47                  5
                                               -------------      -------------      -------------      -------------
          Total............................    $         988      $         186      $       1,857      $         361
                                               =============      =============      =============      =============

9.   Comprehensive Income

     The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks and twenty-four weeks ended June 15, 2001, the comprehensive income totaled $54 million and $83 million, respectively. The comprehensive loss was $51 million and $109 million for the twelve and twenty-four weeks ended June 16, 2000, respectively. As of June 15, 2001, the Company's accumulated other comprehensive income was $1 million compared to an accumulated other comprehensive loss of $1 million as of December 31, 2000.

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

     Effective January 1, 2001, a wholly owned TRS of Host LP replaced Crestline as the lessee with respect to 116 of the Company's full-service hotels, and the third party credit concentration ceased to exist.

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

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                   Twelve Weeks Ended June 16, 2000
                                                                   --------------------------------
                                                        Pool 1      Pool 2     Pool 3      Pool 4     Combined
                                                        ------      ------     ------      ------     --------
      Hotel Sales
           Rooms.....................................   $   152     $   170    $   147     $   159     $   628
           Food and beverage.........................        69          87         72          91         319
           Other.....................................        16          17         24          22          79
                                                        -------     -------    -------     -------     -------
                Total hotel sales....................       237         274        243         272       1,026
      Operating Costs and Expenses
           Rooms.....................................        35          39         34          34         142
           Food and beverage.........................        52          61         51          62         226
           Other.....................................        59          58         59          61         237
           Management fees...........................        13          20         12          20          65
           Lease expense.............................        75          91         83          92         341
           Corporate and Interest Expenses...........        --          --         --           1           1
                                                        -------     -------    -------     -------     -------
                Total operating expenses.............       234         269        239         270       1,012
                                                        -------     -------    -------     -------     -------
      Operating Profit...............................         3           5          4           2          14
           Income taxes..............................        (1)         (2)        (2)         (1)         (6)
                                                        -------     -------    -------     -------     -------
                Net Income...........................   $     2     $     3    $     2     $     1     $     8
                                                        =======     =======    =======     =======     =======
                                                                 Twenty-four Weeks Ended June 16, 2000
                                                                 -------------------------------------
                                                        Pool 1      Pool 2     Pool 3      Pool 4     Combined
                                                        ------      ------     ------      ------     --------
      Hotel Sales
           Rooms.....................................   $   281     $   313    $   272     $   292     $ 1,158
           Food and beverage.........................       128         153        132         166         579
           Other.....................................        30          30         43          41         144
                                                        -------     -------    -------     -------     -------
                Total hotel sales....................       439         496        447         499       1,881
      Operating Costs and Expenses
           Rooms.....................................        66          76         62          63         267
           Food and beverage.........................        96         111         95         113         415
           Other.....................................       111         109        109         113         442
           Management fees...........................        22          35         22          38         117
           Lease expense.............................       137         157        152         167         613
           Corporate and Interest Expenses...........         1           1         --           1           3
                                                        -------     -------    -------     -------     -------
                Total operating expenses.............       433         489        440         495       1,857
                                                        -------     -------    -------     -------     -------
      Operating Profit...............................         6           7          7           4          24
           Income taxes..............................        (2)         (3)        (3)         (2)        (10)
                                                        -------     -------    -------     -------     -------
                Net Income...........................   $     4     $     4    $     4     $     2     $    14
                                                        =======     =======    =======     =======     =======
                                                                        As of December 31, 2000
                                                                        -----------------------
                                                        Pool 1      Pool 2     Pool 3      Pool 4      Combined
                                                        ------      ------     ------      ------      --------
      Assets.........................................   $    37     $    37    $    40     $    44      $   158
      Liabilities....................................        37          37         40          42          156
      Equity.........................................        --          --         --           2            2

11.  Subsequent Events

     On June 16, 2001, the Company consummated an agreement with Crestline Capital Corporation for the acquisition of their lease agreement with respect to San Diego Marriott Hotel and Marina (the "San Diego Hotel"). The purchase price was $4.4 million, including legal and professional fees. Under the terms of the transaction, a wholly owned TRS of the Company acquired the lease by purchasing the lessee entity, effectively terminating the lease for financial reporting purposes. As a result of the acquisition, the Company's consolidated results of operations beginning June 16, 2001

                            HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     will represent property-level hotel revenues and expenses rather than rental income from the lessee for the San Diego Hotel. This presentation will be consistent with the 116 properties whose lease agreements were effectively terminated for financial reporting purposes in the same manner on January 1, 2001.

     On June 28, 2001, the Company consummated an agreement to purchase substantially all of the minority limited partnership interests held by Wyndham International, Inc. and affiliates ("Wyndham") with respect to seven full service hotels for $60 million. In addition, the lessee entities were acquired by a wholly owned TRS of the Company, effectively terminating the leases for financial reporting purposes.

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

Results of Operations

During 2000, our revenues primarily represented rental income from Crestline and other third-party lessees. As a result of the previously discussed acquisition of the Crestline lessees by our TRS, beginning in 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. In order to provide a clearer understanding and comparability of our results of operations, in addition to our discussion of the historical results we have also presented unaudited pro forma condensed consolidated statements of operations for the twelve and twenty-four weeks ended June 16, 2000, adjusted to reflect the acquisition of the Crestline lessee entities as if it occurred on January 1, 2000, and a discussion of the results thereof compared to our historical results for the twelve and twenty-four weeks ended June 15, 2001, beginning on page 16.

2001 Compared to 2000 (Historical)

Revenues. Revenues increased $802 million for the twelve weeks ended June 15, 2001 when compared to the twelve weeks ended June 16, 2000, and increased $1,496 million for the twenty-four weeks ended June 15, 2001, when compared to the twenty-four weeks ended June 15, 2000. As discussed above, our revenues and operating profit are not comparable to 2000, due to the acquisition of the Crestline Lessee Entities by our TRS.

The table below presents gross hotel sales for the twelve weeks ended and the twenty-four weeks ended June 15, 2001 and June 16, 2000. For 2000, gross hotel sales were used as the basis for calculating rental income. The data is presented in order to facilitate an investor's understanding and comparative analysis of the operations of our properties.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                   Twelve Weeks Ended                   Twenty-four Weeks Ended
                                          ---------------------------------       --------------------------------
                                          June 15, 2001       June 16, 2000       June 15, 2001      June 16, 2000
                                          -------------       -------------       -------------      -------------
                                                    (in millions)                          (in millions)
Hotel sales
   Rooms...............................   $           686    $           710     $         1,310     $         1,323
   Food and beverage...................               314                330                 590                 604
   Other...............................                81                 82                 154                 153
                                          ---------------    ---------------     ---------------     ---------------
      Total hotel sales................   $         1,081    $         1,122     $         2,054     $         2,080
                                          ===============    ===============     ===============     ===============

The $26 million decrease in hotel sales for the twenty-four weeks ended June 15, 2001 reflects the decrease in REVPAR for our comparable properties of 3.2% to $120.77, partially offset by incremental revenues provided by the 500-room expansion at Orlando Marriott, which was placed in service in June 2000, and the inclusion of three hotels in total hotel sales as a result of the consolidation of Rockledge and Fernwood as of March 24, 2001.

Comparable REVPAR for the second quarter of 2001 decreased by 6.1% to $121.81 compared to the same quarter in 2000 due to the recent slowdown in the economy. The decrease is mainly attributable to a decrease in occupancy of 6.1 percentage points during the quarter. As a result of decreased hotel sales, our hotel managers have implemented cost cutting measures and revenue enhancement programs at the property level in order to stabilize house profit. These measures include increasing labor efficiency particularly at the managerial level and in the food and beverage area at the hotels, reducing discretionary expenses in rooms, food and beverage, and repairs and maintenance and reducing energy consumption. As a result, operating profit margins were down only .9 and 1.5 percentage points for the quarter and year-to-date, respectively, in spite of the significant REVPAR decline, reflecting a significant improvement from the first quarter.

Rental income decreased $155 million, or 83%, to $31 million for the second quarter of 2001 versus the first quarter of 2000, reflecting the purchase of 116 of the Crestline lease entities by our wholly owned TRS effective January 1, 2001. As discussed in Note 2 to the condensed consolidated financial statements, percentage rental revenues from third-party lessees of $15 million and $291 million for the twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively, were deferred on the balance sheet as deferred rent. For the second quarter of 2001 and 2000, $8 million and $168 million of rental income was deferred. Percentage rent will be recognized as income only as specified hotel sales thresholds are achieved.

Depreciation and Amortization. Depreciation and amortization increased $27 million or 36% for the second quarter of 2001 versus the second quarter of 2000 and increased $30 million, or 20% year-to-date, primarily reflecting an increase in depreciable assets. The increase in depreciation expense reflects the consolidation of three hotels and other equipment as a result of the purchase of the voting interest in Rockledge and Fernwood as discussed in Note 6. The transaction caused an increase in depreciable assets of $206 million. Additionally, a $13 million impairment charge was recorded in depreciation expense during the second quarter due to the reclassification of certain fixed assets of the Company from held for use to held for sale. It is also the result of $379 million in capital expenditures in 2000 and $144 million in capital expenditures in the first and second quarter of 2001 including the completion of the 500-room addition at the Orlando World Center Marriott.

Hotel Operating Costs and Expenses. As discussed above, 2001 hotel revenues and operating costs are not comparable with 2000. During 2000, Crestline, as the lessee, paid specified direct property-level costs including management fees, which reduced the net rent payment to us under the terms of the leases.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


During 2001, these costs are borne by us and are included in our condensed consolidated results of operations.

Corporate Expenses. Corporate expenses decreased $1 million for the second quarter of 2001 and $3 million year-to-date from prior year levels due primarily to cost control efforts.

Minority Interest Expense (Benefit). For the twelve weeks and twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively, we recognized minority interest expense (benefit) of $11 million and $26 million, and $(11) million and $(22) million, respectively. The variance is due in part to the decrease in the minority ownership of the Operating Partnership from 23% in the second quarter of 2000 to 8% in the second quarter of 2001, and reflects the OP Unitholders' share in our results of operations. Assuming the Blackstone OP units had been converted at January 1, 2001, the year-to-date 2001 minority interest expense would have been $20 million or a decrease of $6 million.

Interest Expense. Interest expense increased 7% to $104 million in the second quarter of 2001 and increased 7% to $207 million year-to-date, primarily due to the issuance in October of 2000 of $250 million of 91/4% Series F Senior Notes, which was primarily used to fund the purchase of the Crestline lessee Entities and for general corporate purposes.

Net Income (Loss). Our net income was $49 million for the second quarter of 2001 compared to a net loss of $53 million for the second quarter of 2000. Our year-to-date income was $81 million compared to a net loss of $110 million in for the same period in 2000. The increases in net income primarily reflect the acquisition of the Crestline lease entities effective January 1, 2001, thereby eliminating amounts paid to Crestline as lessee for 116 of our properties and the effect of the deferral of contingent rent, which was approximately $168 million and $291 million for the second quarter and year-to-date 2000.

Net Income (Loss) Available to Common Shareholders. The net income available to common shareholders was $40 million for the second quarter of 2001 and $67 million year-to-date, an increase of $98 million and $183 million over the same periods in 2000, respectively. The increase primarily reflects the previously discussed $102 million increase in quarterly results and the $191 million increase year-to-date. These results were partially offset by the $4 million gain on the repurchase of the Convertible Preferred Securities recorded during the first quarter of 2000.

2001 (Historical) Compared to 2000 (Pro Forma)

Because of the significant changes to our corporate structure as a result of our acquisition of the Crestline Lessee Entities effective January 1, 2001, management believes that a discussion of our 2001 historical results of operations compared to our 2000 pro forma results of operations is meaningful and relevant to an investor's understanding of our present and future operations. The unaudited pro forma results of operations for the twelve weeks and twenty-four weeks ended June 16, 2000 set forth below are based on the unaudited condensed consolidated statements of operations for the twelve weeks and twenty-four weeks ended June 16, 2000 and are only adjusted to reflect the acquisition of the Crestline lessee entities as if the transaction occurred at the beginning of 2000. The following pro forma results do not include adjustments for any transactions other than the Crestline lease repurchase and are not presented in accordance with Article 11 of SEC Regulation S-X.

As a result of the Crestline acquisition, effective January 1, 2001, we lease 116 (subsequent to quarter end) of our full-service hotels to our TRS. Our 2001 consolidated operations primarily represent property-level revenues and expenses rather than rental income from Crestline. In addition, the net

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

income applicable to the TRS is subject to federal and state income taxes. The pro forma adjustments to reflect the acquisition of the Crestline lessee entities are as follows:

     . record hotel-level revenues and expenses and reduce historical rental income with respect to the 116 properties (The effect of the additional eight leases acquired subsequent to quarter end would not result in a material change to these amounts.);

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

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                       UNAUDITED STATEMENTS OF OPERATIONS

            For the Twelve Weeks Ended June 15, 2001 (Historical)
                        and June 16, 2000 (Pro Forma)
                    (in millions, except per share amounts)

                                                               Historical      Pro Forma
                                                             -------------   -------------
                                                             June 15, 2001   June 16, 2000
                                                             -------------   -------------
                                                                         (unaudited)
REVENUES
Hotel sales
Rooms .......................................................      $   589         $   605
Food and beverage ...........................................          295             308
Other .......................................................           73              73
                                                                   -------         -------
        Total hotel sales ...................................          957             986
Rental income ...............................................           31              30
                                                                   -------         -------
        Total revenues ......................................          988           1,016
                                                                   -------         -------

OPERATING COSTS AND EXPENSES
Hotel operating expenses
Rooms .......................................................          135             138
Food and beverage ...........................................          208             218
Hotel departmental costs and deductions .....................          232             229
Management fees and other ...................................           54              62
Other property-level expenses ...............................           67              63
Depreciation and amortization ...............................          102              75
                                                                   -------         -------
        Total hotel operating costs and expenses ............          798             785

Corporate expenses ..........................................            9              10
Lease repurchase expense ....................................            5              --
Other .......................................................            6               6
                                                                   -------         -------

OPERATING PROFIT ............................................          170             215
Minority interest expense ...................................          (11)            (27)
Interest income .............................................           12               7
Interest expense ............................................         (104)           (102)
Net gains on property transactions ..........................           --               2
Equity in earnings of affiliates ............................            2               3
Dividends on Convertible Preferred Securities ...............           (8)             (7)
                                                                   -------         -------
INCOME BEFORE INCOME TAXES ..................................           61              91
Provision for income taxes ..................................          (12)            (10)
                                                                   -------         -------
INCOME BEFORE EXTRAORDINARY ITEM ............................           49              81
                                                                   -------         -------

Less:  Dividends on preferred stock .........................           (9)             (5)
                                                                   -------         -------
INCOME BEFORE EXTRAORDINARY ITEM AVAILABLE TO COMMON
   SHAREHOLDERS .............................................      $    40         $    76
                                                                   =======         =======

Basic income before extraordinary items per common share ....      $   .17         $   .35
                                                                   =======         =======

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                       UNAUDITED STATEMENTS OF OPERATIONS

          For the Twenty-four Weeks Ended June 15, 2001 (Historical)
                         and June 16, 2000 (Pro Forma)
                    (in millions, except per share amounts)

                                                                        Historical         Pro Forma
                                                                      -------------      -------------
                                                                      June 15, 2001      June 16, 2000
                                                                      -------------      -------------
                                                                                    (unaudited)
REVENUES
Hotel sales
Rooms ...............................................................       $ 1,110            $ 1,117
Food and beverage ...................................................           548                558
Other ...............................................................           137                137
                                                                            -------            -------
        Total hotel sales ...........................................         1,795              1,812
Rental income .......................................................            62                 63
                                                                            -------            -------
        Total revenues ..............................................         1,857              1,875
                                                                            -------            -------

OPERATING COSTS AND EXPENSES
Hotel operating expenses
Rooms ...............................................................           256                259
Food and beverage ...................................................           399                401
Hotel departmental costs and deductions .............................           440                429
Management fees and other ...........................................           106                113
Other property-level expenses .......................................           128                122
Depreciation and amortization .......................................           179                149
                                                                            -------            -------
        Total hotel operating costs and expenses ....................         1,508              1,473

Corporate expenses ..................................................            17                 20
Lease repurchase expense ............................................             5                 --
Other ...............................................................             8                 12
                                                                            -------            -------

OPERATING PROFIT ....................................................           319                370
Minority interest expense ...........................................           (26)               (43)
Interest income .....................................................            20                 15
Interest expense ....................................................          (207)              (203)
Net gains on property transactions ..................................             1                  3
Equity in earnings of affiliates ....................................             4                  3
Dividends on Convertible Preferred Securities .......................           (15)               (14)

INCOME BEFORE INCOME TAXES ..........................................            96                131
Provision for income taxes ..........................................           (15)               (15)
                                                                            -------            -------
INCOME BEFORE EXTRAORDINARY ITEM ....................................            81                116
                                                                            -------            -------

Less:  Dividends on preferred stock .................................           (14)               (10)
Add:  Gain on repurchase of Convertible Preferred Securities ........            --                  4
                                                                            -------            -------
INCOME BEFORE EXTRAORDINARY ITEM AVAILABLE TO COMMON
   SHAREHOLDERS .....................................................       $    67            $   110
                                                                            =======            =======

Basic income before extraordinary items per common share ............       $   .28            $   .51
                                                                            =======            =======

                            HOST MARRIOTT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues. Revenues decreased $28 million, or 3%, to $988 million for the second quarter of 2001 from $1,016 million for the second quarter of 2000. Year-to-date revenues decreased $18 million, or 1% to $1,857 million. Hotel sales, which include room sales, food and beverage sales, and other ancillary sales such as telephone sales, decreased $29 million, or 3%, to $957 million for the second quarter of 2001 and $17 million, or 1%, to $1,795 million year-to-date, reflecting primarily a decrease in REVPAR for our comparable properties of 6.1% to 121.81. This decrease in REVPAR was partially offset by the incremental revenues provided by the Tampa Waterside Marriott, which opened in February of 2000, the 500-room expansion at the Orlando World Center Marriott, which was placed in service in June 2000, and the operations of the St. Louis Marriott Pavilion Downtown, JW Marriott Hotel, Mexico City, and the Mexico City Airport Marriott Hotel which were consolidated as of March 24, 2001.

Hotel Operating Costs and Expenses. Hotel operating costs and expenses principally consist of property-level operating costs, management fees, real and personal property taxes, ground, building and equipment rent, insurance, depreciation, and certain other costs. Hotel operating costs and expenses increased $13 million, or 2% to $798 million for the second quarter of 2001 compared to second quarter 2000 and year-to-date 2001 costs increased $35 million or 2% to $1,508 million from the same period in 2000, primarily due to a $27 million and $30 million increase in depreciation expense for second quarter and year-to-date 2001. The increase in depreciation expense was partially offset by a decrease in property-level costs and management fees and other of $14 million for the second quarter of 2001 in part reflecting cost-cutting measures implemented at the property level by our managers during the second quarter. Rooms, food and beverage, and hotel departmental costs and deductions were 60% and 59% of hotel sales for the second quarters of 2001 and 2000, respectively, and 61% and 60% for the second quarter year-to-date for 2001 and 2000, respectively, reflecting the decrease in hotel sales and the corresponding decrease in property-level expenses in the second quarter.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, our operating profit decreased $45 million, or 21%, to $170 million in the second quarter of 2001. Year-to-date 2001, the operating profit decreased $51 million, or 14% to $319 million compared to 2000. Operating profit was approximately 17% and 21% of total revenues for the second quarters of 2001 and 2000, respectively, and 17% and 20% for the second quarter year-to-date for 2001 and 2000, respectively.

Minority Interest. Minority interest expense decreased $16 million and $17 million to $11 million and $26 million for the second quarter and year-to-date of 2001, respectively, due to the decrease in the minority ownership of the Operating Partnership from 27% as of June 16, 2000 to 8% as of June 16, 2001, and the $43 million decrease in net income available to common shareholders year to date.

Income Tax Provision. In addition to state and foreign taxes applicable to the Operating Partnership and us, the TRS is subject to federal and state income taxes. The income tax provision increased $2 million to $12 million for the second quarter of 2001, due to increased income earned by the TRS during the second quarter of 2001. The income tax provision was $15 million for both 2001 and 2000 year-to-date.

Income Before Extraordinary Item Available to Common Shareholders. Income Before Extraordinary Item Available to Common Shareholders decreased $36 million to $40 million for the second quarter of 2001 and decreased $43 million to $67 million year-to-date. Basic income per common share was $.17 and $.35 for the second quarters of 2001 and 2000, respectively, and $.28 and $.51 for the second quarters year-to-date of 2001 and 2000, respectively.

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

Comparative FFO available to common shareholders increased $9 million, or 6.8%, to $142 million for the second quarter of 2001 over the second quarter of 2000, and increased $18 million or 8%, to $243 million year-to-date. The following is a reconciliation of the income (loss) from operations before extraordinary items to Comparative FFO (in millions):


                                                                 Twelve Weeks Ended       Twenty-four Weeks Ended
                                                             --------------------------   -----------------------
                                                            June 15, 2001 June 16, 2000 June 15, 2001 June 16, 2000
                                                            ------------- ------------- ------------- -------------
Funds from Operations
   Income (loss) from operations before extraordinary
      items................................................  $         49  $        (50) $         81  $       (107)
   Depreciation and amortization...........................           100            74           176           146
   Other real estate activities............................             1            (1)            1            (1)
   Partnership adjustments.................................            16           (14)           32           (28)
                                                             ------------  ------------  ------------  ------------
Funds from operations of Host LP...........................           166             9           290            10
   Effect on funds from operations of SAB 101..............             8           168            15           291
   Loss on repurchase of leases............................             5            --             5            --
   Taxes on lease repurchase...............................            (2)           --            (2)           --
                                                             ------------  ------------  ------------  ------------
Comparative funds from operations of Host LP...............           177           177           308           301
   Dividends on preferred stock............................            (9)           (5)          (14)          (10)
                                                             ------------  ------------  ------------  ------------
Comparative funds from operations of Host LP
   available to common unitholders.........................           168           172           294           291
   Comparative funds from operations of minority partners
      of Host LP...........................................           (26)          (39)          (51)          (66)
                                                             ------------  ------------  ------------  ------------
Comparative funds from operations available to
   common shareholders of Host REIT........................  $        142  $        133  $        243  $        225
                                                             ============  ============  ============  ============

We are the sole general partner in the Operating Partnership and as of June 15, 2001 and June 16, 2000 held approximately 92% and 77%, respectively, of the outstanding OP Units. The $26 million and $39 million, and $51 million and $66 million, deducted for the twelve weeks and twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively, represent the Comparative FFO attributable to the interests in the Operating Partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

EBITDA increased $23 million, or 9%, to $291 million in the second quarter of 2001, and increased $26 million, or 5%, to $512 million, year-to-date over the comparable periods in 2000. Hotel EBITDA was $291 million and $120 million for the second quarters of 2001 and 2000, which does not include deferred rental income of $8 million and $168 million, respectively, and $526 million and $233 million year-to-date, which does not include deferred rental income of $15 million and $291 million, respectively. As previously discussed, 2001 Hotel EBITDA primarily reflects the revenues and expenses generated by the hotels whereas 2000 Hotel EBITDA primarily reflects rental income from lessees.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the income (loss) from operations before extraordinary items (in millions):



                                                                 Twelve Weeks Ended         Twenty-four Weeks Ended
                                                            ---------------------------  --------------------------
                                                           June 15, 2001  June 16, 2000 June 15, 2001  June 16, 2000
                                                           -------------  ------------- -------------  -------------
EBITDA
    Hotels................................................  $        291   $        120  $        526   $        233
    Office buildings and other investments................             9              2             9              3
    Interest income.......................................            12              8            20             17
    Corporate and other expenses..........................           (16)           (16)          (28)           (31)
    Effect on revenue of SAB 101..........................             8            168            15            291
                                                            ------------   ------------  ------------   ------------
EBITDA of Host LP.........................................           304            282           542            513
    Distributions to minority interest partners of Host LP           (13)           (14)          (30)           (27)
                                                            ------------   ------------  ------------   ------------
EBITDA of Host REIT.......................................  $        291   $        268  $        512   $        486
                                                            ============   ============  ============   ============
                                                                Twelve Weeks Ended      Twenty-four Weeks Ended
                                                            --------------------------- -----------------------
                                                           June 15, 2001  June 16, 2000 June 15, 2001  June 16, 2000
                                                           -------------  ------------- -------------  -------------
EBITDA of Host REIT.......................................  $        291   $        268  $        512   $        486
Effect on revenue of SAB 101..............................            (8)          (168)          (15)          (291)
Interest expense..........................................          (104)           (97)         (207)          (193)
Dividends on Convertible Preferred Securities.............            (8)            (7)          (15)           (14)
Depreciation and amortization.............................          (102)           (75)         (179)          (149)
Minority interest (expense) benefit.......................           (11)            11           (26)            22
Income taxes..............................................           (12)            (2)          (15)            (3)
Distributions to minority interest partners of Host LP....            13             14            30             27
Lease repurchase expense..................................            (5)            --            (5)            --
Other non-cash charges, net...............................            (5)             6             1              8
                                                            ------------   ------------  ------------   ------------
    Income (loss) from operations before extraordinary
      items...............................................  $         49   $        (50) $         81   $       (107)
                                                            ============   ============  ============   ============

Distributions to minority holders of OP Units were $13 million and $14 million, respectively, for the twelve weeks ended June 15, 2001 and June 16, 2000, and $30 million and $27 million for the twenty-four weeks ended June 15, 2001 and June 16, 2000. These OP Units are convertible into cash or our common stock at our option. First quarter distributions of $0.26 and $0.21 per common unit, respectively, were paid on April 13, 2001 and April 14, 2000, respectively. Second quarter distributions of $.26 and $.21 were declared on June 18, 2001 and June 21, 2000, and subsequently paid July 13, 2001 and July 14, 2000.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.7 times for both the 2001 and 2000 twenty-four week periods, respectively, and
2.6 times for full year 2000. The ratio of earnings to fixed charges was 1.5 to
1.0 in the second quarter of 2001 versus a deficiency of earnings to fixed charges of $123 million for the second quarter of 2000, which was primarily due to the deferral of contingent rental revenue of $291 million. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2000.

Cash Flows and Financial Condition

We reported a decrease in cash and cash equivalents of $96 million during the twenty-four weeks ended June 15, 2001 compared to a decrease of $122 million during the twenty-four weeks ended June 16, 2000. Cash from operations was $49 million through the second quarter of 2001 and $221 million through the second quarter of 2000. The $172 million decrease in cash from operations primarily relates to the cash used to purchase the Crestline Lessee Entities. Excluding the lease purchases, operating cash flow from operations would have been $253 million, or an increase of 14% over 2000.

Cash used in investing activities was $136 million and $222 million for the second quarter of 2001 and 2000, respectively. Cash used in investing activities for the second quarter includes capital expenditures and other investments of $144 million and $185 million for 2001 and 2000, respectively, mostly related to renewal and replacements on existing properties and new development projects. Property and equipment balances include $115 million and $135 million for construction in progress as of June 15, 2001 and December 31, 2000, respectively. The balance as of June 15, 2001 primarily relates to the development of the Ritz-Carlton, Naples Golf Resort and various other expansion and development projects. On April 1, 2001, the 50,000 square foot world-class spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

Cash used in financing activities was $9 million through the second quarter of 2001 and $121 million through the second quarter of 2000. 2001 Cash from financing activities through the second quarter of 2001 includes $121 million of debt issuances and $144 million from the issuance of cumulative redeemable preferred stock. Cash was used in financing primarily for the payment of $130 million in dividends and the repayment and prepayment of $138 million in debt. During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities as well as for general corporate purposes, which was fully repaid in the second quarter of 2001. During the third quarter, we borrowed an additional $60 million to purchase minority interests in various hotels from Wyndham. As of July 25, 2001, $150 million and $60 million are outstanding under the term and revolving loan portions of the Bank Credit Facility, respectively, and the available capacity under the revolver is $565 million.

On June 18, 2001, the Board of Directors declared cash dividends of $.26 per common share and $.625 per share of Preferred Stock, which were paid on July 13, 2001 to shareholders of record on June 29, 2001.


On March 27, 2001, we sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") with a $0.01 par value for net proceeds of $144 million. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, we have the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Effective January 1, 2001, each of Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (the "Non-Controlled Subsidiaries") elected to be a TRS and in April 2001, the Operating Partnership acquired the voting interests in the Non-Controlled Subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. Subsequent to the acquisition, on a consolidated basis our results of operations will reflect the revenues and expenses generated by the two taxable corporations, and our consolidated balance sheets include the various assets, consisting of three additional full- service properties, one located in St. Louis, Missouri, and two located in Mexico City, Mexico, as well as certain joint venture interests, held by the two taxable corporations, which were approximately $356 million of assets and $262 million of liabilities, including $54 million of third party debt ($26 million of which matures in 2001), respectively, as of March 23, 2001.

On February 7, 2001, May 7, 2001 and May 29, 2001, Blackstone and affiliates ("Blackstone") converted 12.5 million, 10.0 million and 18.2 million OP Units, respectively, to common shares and immediately sold them to an underwriter for sale on the open market. As a result of the transactions, Blackstone now owns approximately 1% of the outstanding OP Units of the Operating Partnership and we increased our ownership in the Operating Partnership to 92%. We received no proceeds as a result of the transactions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our borrowings under the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $238 million and $239 million, respectively, at June 15, 2001 and December 31, 2000 are based on various LIBOR terms plus 200 basis points. The weighted average interest rate for these financial instruments are 6.7% for the twenty-four weeks ended June 15, 2001 and 8.9% for the year ended December 31, 2000.

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

Item 4.     Submission of Matters to a Vote of Security Holders

(a)    The Company held its Annual Meeting of Shareholders on May 17, 2001

(b)    not applicable

(c)(i) Votes regarding the election of three Directors for a term expiring in 2004 were as follows:

Term expiring in 2004           FOR                   WITHHELD
---------------------           ---                   --------

Richard E. Marriot              [X] 208,882,241       [_] 1,576,780
R. Theodore Ammon               [X] 209,102,471       [_] 1,356,550
Christopher J. Nassetta         [X] 209,187,896       [_] 1,271,125


          (ii) Votes on a shareholder proposal that the Board of Directors take the necessary steps to reinstate the election of all directors annually, instead of the election of staggered classes were as follows:

FOR                     AGAINST                       ABSTENTIONS AND
                                                      BROKER NONVOTES

63,261,564            121,787,984                        1,148,195

          (iii) Votes regarding ratification of the appointment of Arthur Andersen LLP as independent auditors of the Company to serve for the 2001 fiscal year were as follows:

FOR                     AGAINST                       ABSTENTIONS AND
                                                      BROKER NONVOTES

209,855,576             270,301                           333,144


Item 6.  Exhibits and Reports on Form 8-K

(a) the exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(b)       Reports on Form 8-K.

     . May 3, 2001--Amendment to Exhibit 23.1, the Consent of the Independent Public Accountants, to Form 10-K filed April 2, 2001.

     . May 8, 2001--Report of the announcement that Host Marriott Corporation agreed to issue to the Blackstone Entities 10,000,000 shares of its common stock upon redemption of 10,000,000 units of limited partnership interest in Host LP, which will in turn be sold to an Underwriter for delivery on May 8 2001 to be sold to the public.

     . June 4, 2001--Report of the announcement that Host Marriott Corporation agreed to issue to the Blackstone Entities 18,200,000 shares of its common stock upon redemption of 18,200,000 units of limited partnership interest in Host LP, which will in turn be sold to an Underwriter for delivery on June 4, 2001 to sold to the public.

                                   SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HOST MARRIOTT CORPORATION


July 27, 2001                                   /s/ Donald D. Olinger
-------------                                   ---------------------
Date                                            Donald D. Olinger
                                                Senior Vice President and
                                                Corporate Controller
                                                (Chief Accounting Officer)

                                 EXHIBIT INDEX
                    Pursuant to Item 601 of Regulations S-K

-----------------------------------------------------------------------------------------
 Exhibit No.                                 Description of Exhibit

-----------------------------------------------------------------------------------------
 3                                           Bylaws, amended effective April 25, 2001
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------