Form 10-Q
period 2001-09-07
HOST MARRIOTT CORP/
filed 2001-10-22
CIK 1070750

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



For the Quarter Ended September 7, 2001            Commission File No. 001-14625


                           HOST MARRIOTT CORPORATION
                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                (301) 380-9000



Maryland                                                              53-0085950
-----------------------
(State of Incorporation)                                        (I.R.S. Employer
                                                                ----------------
                                                          Identification Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes  X   No
                                                                     ---     ---

                                                                                             Shares outstanding
     Class                                                                                  at October 15, 2001
-------------                                                                               -------------------
Common Stock, $0.01 par value                                                                       262,992,720
Purchase share rights for Series A Junior Participating Preferred Stock, $0.01 par value                     --
Class A Cumulative Redeemable Preferred Stock, $0.01 par value                                        4,160,000
Class B Cumulative Redeemable Preferred Stock, $0.01 par value                                        4,000,000
Class C Cumulative Redeemable Preferred Stock, $0.01 par value                                        5,980,000

================================================================================

                                     INDEX
                                     -----

                                                                               Page No.
                                                                               --------
Part I.  FINANCIAL INFORMATION (Unaudited):

         Condensed Consolidated Balance Sheets-
          September 7, 2001 and December 31, 2000..........................         3

         Condensed Consolidated Statements of Operations-
          Twelve Weeks and Thirty-six Weeks Ended
          September 7, 2001 and September 8, 2000..........................         4

         Condensed Consolidated Statements of Cash Flows-
          Thirty-six Weeks Ended September 7, 2001 and September 8, 2000...         7

         Notes to Condensed Consolidated Financial Statements..............         8

         Management's Discussion and Analysis of Results of
          Operations and Financial Condition...............................        15

         Quantitative and Qualitative Disclosures about Market Risk........        22

PART II. OTHER INFORMATION AND SIGNATURE...................................        23

                           HOST MARRIOTT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                            September 7,      December 31,
                                                                                                2001              2000
                                                                                               ------            ------
                                                                                             (unaudited)
                                    ASSETS
                                    ------

Property and equipment, net.........................................................           $7,177            $7,110
Notes and other receivables (including amounts due from affiliates of
   $9 million and $164 million, respectively).......................................               56               211
Due from Manager....................................................................              143                --
Rent receivable.....................................................................                6                65
Investments in affiliates...........................................................              147               128
Other assets........................................................................              426               444
Restricted cash.....................................................................              124               125
Cash and cash equivalents...........................................................              182               313
                                                                                               ------            ------
                                                                                               $8,261            $8,396
                                                                                               ======            ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Debt
   Senior notes.....................................................................           $2,782            $2,790
   Mortgage debt....................................................................            2,292             2,275
   Other............................................................................              317               257
                                                                                               ------            ------
                                                                                                5,391             5,322
Accounts payable and accrued expenses...............................................              225               381
Other liabilities...................................................................              303               312
                                                                                               ------            ------
       Total liabilities............................................................            5,919             6,015
                                                                                               ------            ------

Minority interest...................................................................              219               485

Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are the convertible
   subordinated debentures due 2026 ("Convertible Preferred Securities")............              475               475

Shareholders' equity
Cumulative redeemable preferred stock (liquidation preference $354 million),
   50 million shares authorized; 14.2 million shares issued and outstanding.........              339               196
Common stock, 750 million shares authorized; 262.6 million shares and
   221.3 million shares issued and outstanding, respectively........................                3                 2
Additional paid-in capital..........................................................            2,059             1,824
Accumulated other comprehensive income (loss).......................................                3                (1)
Retained deficit....................................................................             (756)             (600)
                                                                                               ------            ------
       Total shareholders' equity...................................................            1,648             1,421
                                                                                               ------            ------
                                                                                               $8,261            $8,396
                                                                                               ======            ======

                See Notes to Condensed Consolidated Statements

                          HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          Twelve Weeks Ended September 7, 2001 and September 8, 2000
              (unaudited, in millions, except per share amounts)

                                                                                                2001              2000
                                                                                               ------            ------
REVENUES
 Hotel sales
  Rooms.............................................................................           $  528            $   --
  Food and beverage.................................................................              234                --
  Other.............................................................................               67                --
                                                                                               ------            ------
     Total hotel sales..............................................................              829                --
 Rental income......................................................................               19               227
                                                                                               ------            ------
     Total revenues.................................................................              848               227
                                                                                               ------            ------

OPERATING COSTS AND EXPENSES
 Hotel operating expenses
  Rooms.............................................................................              133                --
  Food and beverage.................................................................              188                --
  Hotel departmental costs and deductions...........................................              229                --
  Management fees and other.........................................................               37                --
  Other property-level expenses.....................................................               66                66
  Depreciation and amortization.....................................................               87                75
                                                                                               ------            ------
     Total hotel operating costs and expenses.......................................              740               141
  Corporate expenses................................................................                7                 7
  Other expenses....................................................................                3                --
                                                                                               ------            ------

OPERATING PROFIT....................................................................               98                79
 Minority interest (expense) benefit................................................               --                 4
 Interest income....................................................................                5                 9
 Interest expense...................................................................             (104)             (100)
 Net gains on property transactions.................................................                3                 1
 Equity in earnings of affiliates...................................................               (1)                2
 Dividends on Convertible Preferred Securities......................................               (7)               (8)
                                                                                               ------            ------

LOSS BEFORE INCOME TAXES............................................................               (6)              (13)
Provision for income taxes..........................................................               --                (4)
                                                                                               ------            ------

LOSS BEFORE EXTRAORDINARY ITEM......................................................               (6)              (17)
Extraordinary loss..................................................................               (1)               --
                                                                                               ------            ------

NET LOSS............................................................................           $   (7)           $  (17)
                                                                                               ======            ======

Less:  Dividends on Preferred Stock.................................................               (9)               (5)
                                                                                               ------            ------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS...........................................           $  (16)           $  (22)
                                                                                               ======            ======

BASIC LOSS PER COMMON SHARE:
Loss before extraordinary item......................................................           $(0.06)           $(0.10)
Extraordinary loss..................................................................               --                --
                                                                                               ------            ------

BASIC LOSS PER COMMON SHARE.........................................................           $(0.06)           $(0.10)
                                                                                               ======            ======

DILUTED LOSS PER COMMON SHARE
Loss before extraordinary item......................................................           $(0.06)           $(0.10)
Extraordinary loss..................................................................               --                --
                                                                                               ------            ------

DILUTED LOSS PER COMMON SHARE.......................................................           $(0.06)           $(0.10)
                                                                                               ======            ======

                See Notes to Condensed Consolidated Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-six Weeks Ended September 7, 2001 and September 8, 2000
              (unaudited, in millions, except per share amounts)

                                                                                                2001              2000
                                                                                               ------            ------
REVENUES
 Hotel sales
  Rooms.............................................................................           $1,638            $   --
  Food and beverage.................................................................              782                --
  Other.............................................................................              204                --
                                                                                               ------            ------
     Total hotel sales..............................................................            2,624                --
 Rental income......................................................................               81               588
                                                                                               ------            ------
     Total revenues.................................................................            2,705               588
                                                                                               ------            ------

OPERATING COSTS AND EXPENSES
 Hotel operating expenses
  Rooms.............................................................................              389                --
  Food and beverage.................................................................              587                --
  Hotel departmental costs and deductions...........................................              669                --
  Management fees and other.........................................................              143                --
  Other property-level expenses.....................................................              194               191
  Depreciation and amortization.....................................................              266               224
                                                                                               ------            ------
     Total hotel operating costs and expenses.......................................            2,248               415
  Corporate expenses................................................................               24                27
  Lease repurchase expense..........................................................                5                --
  Other expenses....................................................................               11                 9
                                                                                               ------            ------

OPERATING PROFIT....................................................................              417               137
 Minority interest (expense) benefit................................................              (26)               26
 Interest income....................................................................               25                26
 Interest expense...................................................................             (311)             (293)
 Net gains on property transactions.................................................                4                 4
 Equity in earnings of affiliates...................................................                3                 5
 Dividends on Convertible Preferred Securities......................................              (22)              (22)
                                                                                               ------            ------

INCOME (LOSS) BEFORE INCOME TAXES...................................................               90              (117)
Provision for income taxes..........................................................              (15)               (7)
                                                                                               ------            ------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.............................................               75              (124)
Extraordinary loss..................................................................               (1)               (3)
                                                                                               ------            ------

NET INCOME (LOSS)...................................................................           $   74            $ (127)
                                                                                               ======            ======

Less:  Dividends on Preferred Stock.................................................              (23)              (15)
Add:    Gain on repurchase of Convertible Preferred Securities, net of income tax                  --                 4
        expense of $1 million.......................................................           ------            ------


NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS..................................           $   51            $ (138)
                                                                                               ======            ======


                See Notes to Condensed Consolidated Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        Thirty-six Weeks Ended September 7, 2001 and September 8, 2000
              (unaudited, in millions, except per share amounts)

                                                                                         2001             2000
                                                                                        -----           ------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary items.....................................           $0.21           $(0.61)
Extraordinary loss...........................................................              --            (0.01)
                                                                                        -----           ------

BASIC EARNINGS (LOSS) PER COMMON SHARE.......................................           $0.21           $(0.62)
                                                                                        =====           ======

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary items.....................................           $0.21           $(0.61)
Extraordinary loss...........................................................              --            (0.01)
                                                                                        -----           ------

DILUTED EARNINGS (LOSS) PER COMMON SHARE.....................................           $0.21           $(0.62)
                                                                                        =====           ======

                     See Condensed Consolidated Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        Thirty-six Weeks Ended September 7, 2001 and September 8, 2000
                           (unaudited, in millions)

                                                                                   2001          2000
                                                                                 --------      --------
OPERATING ACTIVITIES
Income (loss) before extraordinary item......................................    $     75      $   (124)
Adjustments to reconcile to cash from operations:
  Depreciation and amortization..............................................         266           224
  Income taxes...............................................................         (20)          (20)
  Deferred contingent rental income..........................................          18           366
  Net gains on property transactions.........................................          (4)           (4)
  Equity in earnings of affiliates...........................................          (3)           (5)
  Purchase of Crestline leases...............................................        (208)           --
  Changes in other operating accounts........................................          82            21
  Other......................................................................         (24)          (60)
                                                                                 --------      --------
     Cash provided by operations.............................................         182           398
                                                                                 --------      --------

INVESTING ACTIVITIES
Acquisitions.................................................................         (63)          (40)
Capital expenditures:
  Capital expenditures for renewals and replacements.........................        (148)         (155)
  New investment capital expenditures........................................         (38)          (88)
  Other investments..........................................................         (18)          (28)
Note receivable collections, net.............................................           9             4
                                                                                 --------      --------
     Cash used in investing activities.......................................        (258)         (307)
                                                                                 --------      --------

FINANCING ACTIVITIES
Issuances of debt, net.......................................................         275           292
Scheduled principal repayments...............................................         (41)          (27)
Debt prepayments.............................................................        (226)         (245)
Issuances of common stock....................................................           3             3
Issuances of cumulative redeemable preferred stock, net......................         144            --
Repurchases of common stock..................................................          --           (44)
Dividends....................................................................        (207)         (154)
Repurchases of Convertible Preferred Securities..............................          --           (15)
Repurchases and redemptions of OP Units......................................          --            (3)
Other........................................................................          (3)           13
                                                                                 --------      --------
     Cash used in financing activities.......................................         (55)         (180)
                                                                                 --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS........................................    $   (131)     $    (89)
                                                                                 ========      ========


Supplemental schedule of noncash investing and financing activities:

During the thirty-six weeks ended September 7, 2001 and September 8, 2000, respectively, approximately 41,551,000 shares and 449,000 shares of common stock were issued upon the conversion of outside OP Units valued at $227.0 million and $4.4 million, respectively.



                See Notes to Condensed Consolidated Statements

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Organization

     Host Marriott Corporation ("Host REIT" or the "Company"), a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted through an operating partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP"), and its subsidiaries. Host REIT is the sole general partner of the Operating Partnership and as of September 7, 2001, owns approximately 92% of the Operating Partnership.

     The Work Incentives Improvement Act of 1999 ("REIT Modernization Act") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, a wholly owned subsidiary of Host LP, which has elected to be treated as a TRS for federal income tax purposes, acquired certain subsidiaries owning the leasehold interests with respect to 120 of the Company's full-service hotels (the "Lessee Entities") from Crestline Capital Corporation ("Crestline") and Wyndham International Inc. ("Wyndham"). As a result of the acquisitions, the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to those 120 full-service properties from the effective dates of the acquisitions.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 7, 2001, the results of its operations for the twelve and thirty-six weeks ended September 7, 2001, and September 8, 2000, and cash flows for the thirty-six weeks ended September 7, 2001, and September 8, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided. As previously discussed, the Company, through its wholly owned TRS, acquired the Lessee Entities, and as a result, the Company no longer leases the properties to a third party, or receives rental income with respect to those 120 properties. Therefore, the Company's

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     consolidated results of operations with respect to those 120 properties reflect, from the effective dates of the transactions, property-level revenues and expenses rather than rental income from lessees and are not comparable to 2000 results.

     Additionally, under the leases, the Company recorded the rental income due as the greater of base rent or percentage rent, as defined. Percentage rent received pursuant to the leases but not recognized until all contingencies have been met is included on the balance sheet as deferred rent. Contingent rental revenue of $3 million and $75 million, respectively, for the twelve weeks ended September 7, 2001 and September 8, 2000, and $18 million and $366 million, respectively, for the thirty-six weeks ended September 7, 2001 and September 8, 2000, have been deferred.

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

                                                                                Twelve Weeks Ended
                                                    -------------------------------------------------------------------------
                                                             September 7, 2001                     September 8, 2000
                                                    -----------------------------------   -----------------------------------
                                                      Income      Shares      Per Share      Income      Shares     Per Share
                                                    (Numerator) (Denominator)   Amount    (Numerator) (Denominator)  Amount
                                                    -----------------------------------   -----------------------------------
     Net loss.....................................  $      (7)        262.5   $   (.03)   $     (17)         220.5  $   (.08)
      Dividends on preferred stock................         (9)           --       (.03)          (5)            --      (.02)
                                                    ---------     ---------   --------    ---------     ----------  --------
     Basic loss available to common
      shareholders per share......................        (16)        262.5       (.06)         (22)         220.5      (.10)
      Assuming distribution of common shares
       granted under the comprehensive stock
       plan, less shares assumed purchased at
       average market price.......................         --            --         --           --             --        --
      Assuming conversion of minority OP Units
       outstanding................................         (2)         22.1         --           (5)          63.3        --
      Assuming conversion of minority OP Units
       issuable...................................         --            --         --           --             .6        --
      Assuming conversion of preferred OP Units...         --            --         --           --             --        --
                                                    ---------     ---------   --------    ---------     ----------  --------

     Diluted loss per share.......................  $     (18)        284.6   $   (.06)   $     (27)         284.4  $   (.10)
                                                    =========     =========   ========    =========     ==========  ========

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                               Thirty-six Weeks Ended
                                                    -------------------------------------------------------------------------
                                                             September 7, 2001                     September 8, 2000
                                                    -----------------------------------   -----------------------------------
                                                      Income      Shares      Per Share      Income      Shares     Per Share
                                                    (Numerator) (Denominator)   Amount    (Numerator) (Denominator)  Amount
                                                    -----------------------------------   -----------------------------------
     Net income (loss)............................  $      74         244.3   $    .30    $    (127)         220.7  $   (.57)
      Dividends on preferred stock................        (23)           --       (.09)         (15)           --       (.07)
      Gain on repurchase of Convertible
       Preferred Securities.......................         --            --         --            4            --        .02
                                                    ---------     ---------   --------    ---------     ----------  --------
     Basic income (loss) available to common
      shareholders per share......................         51         244.3        .21         (138)         220.7      (.62)
      Assuming distribution of common shares
       granted under the comprehensive stock
       plan, less shares assumed purchased at
       average market price.......................         --           4.2         --           --             --        --
      Assuming conversion of minority OP Units
       outstanding................................          8          39.8         --          (38)          63.5        --
      Assuming conversion of preferred OP Units...         --            --         --           --             .6        --
                                                    ---------     ---------   --------    ---------     ----------  --------

     Diluted income (loss) per share..............  $      59         288.3   $    .21    $    (176)        284.8   $   (.62)
                                                    =========     =========   ========    =========     =========   ========

4.   OP Unit Conversions

     On May 29, May 7 and February 7, 2001, Blackstone and affiliates ("Blackstone") converted 18.2 million, 10.0 million and 12.5 million OP Units, respectively, to common shares and immediately sold them to an underwriter for sale on the open market. These units were obtained in connection with the purchase of the Blackstone luxury hotel portfolio in 1998. As a result of this transaction, Blackstone's ownership interest was reduced to approximately 1% of the outstanding OP Units of the Operating Partnership, and the Company increased its ownership in the Operating Partnership to approximately 92% of the outstanding OP Units. The Company received no proceeds as a result of these transactions.

5.   Debt and Equity Issuances and Refinancing

     During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the bank credit facility to partially fund the acquisition of the Crestline Lessee Entities and other general corporate purposes and repaid the $115 million during the second quarter of 2001. During the third quarter of 2001, the Company borrowed $60 million under the revolver portion of the bank credit facility to fund the purchase of minority interests in seven hotels. During the fourth quarter of 2001, the Company borrowed an additional $250 million under the revolver portion of the bank credit facility. As of October 19, 2001, $150 million is outstanding under the term loan portion and $310 million is outstanding under the revolver portion of the bank credit facility. The remaining available capacity under the revolver is $315 million.

     On August 30, 2001, a Canadian subsidiary of the Company entered into a financing agreement pursuant to which it borrowed $96.6 million due August 2006 at a variable rate of LIBOR plus 275 basis points. The Calgary Marriott, Toronto Airport Marriott, Toronto Marriott Eaton Centre, and Toronto Delta Meadowvale hotels serve as collateral. The proceeds from this financing were used to refinance existing indebtedness on these hotels as well as to prepay the $88 million mortgage note on The Ritz-Carlton, Amelia Island hotel.

     Since the mortgage loan on these Canadian properties is denominated in U.S. dollars and the

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     functional currency of the Canadian subsidiary is the Canadian dollar, the Company purchased derivative instruments for hedging of the foreign currency investment. The subsidiary has entered into 60 separate currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments.

     On March 27, 2001, we sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") with $0.01 par value for net proceeds of $144 million. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, we have the option to redeem the Class C Preferred Stock for $25 per share, plus accrued and unpaid dividends to the date of redemption.

6.   Acquisitions and Developments

     Effective March 24, 2001, the Company purchased the 5% voting interests in each of Rockledge Hotel Properties, Inc. ("Rockledge") and Fernwood Hotel Assets, Inc. ("Fernwood") that were previously held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million. Prior to this acquisition, the Company held a 95% non-voting interest in each company and accounted for such investments under the equity method. As a result of this acquisition, the Company holds 100% of the voting and non-voting interests in Rockledge and Fernwood, and its consolidated results of operations will reflect the revenues and expenses generated by the two taxable corporations, and its consolidated balance sheets will include the various assets. The assets consist of three additional full-service hotels: the 672-room St. Louis Marriott Pavilion Downtown in St. Louis, Missouri, and the 311-room JW Marriott Hotel Mexico City and the 600-room Mexico City Airport Marriott Hotel, both located in Mexico City, Mexico. The Company's acquisition, including certain joint venture interests, totaled approximately $356 million in assets and $262 million in liabilities, including $54 million of third party debt ($26 million of which matures in 2001).

     On June 16, 2001, the Company consummated an agreement with Crestline Capital Corporation for the acquisition of their lease agreement with respect to San Diego Marriott Hotel and Marina (the "San Diego Hotel"). The purchase price was $4.5 million, including legal and professional fees. Under the terms of the transaction, a wholly owned TRS of the Company acquired the lease by purchasing the lessee entity, effectively terminating the lease for financial reporting purposes.

     On June 28, 2001, the Company consummated an agreement to purchase substantially all the minority limited partnership interests held by Wyndham International, Inc. and affiliates ("Wyndham") with respect to seven full-service hotels for $60 million. As part of this acquisition, the leases were acquired from Wyndham with respect to the San Diego Marriott Mission Valley, the Minneapolis Marriott Southwest, and the Albany Marriott by a wholly owned TRS of the Company, effectively terminating the leases for financial reporting purposes. For purposes of purchase accounting no amounts were attributed to the leases themselves, as the leases had no value. The entire purchase price was allocated to the minority limited partner interests purchased.

                           HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   Dividends and Distributions Payable

     On September 19, 2001, the Company announced that the Board of Directors had declared quarterly cash dividends of $0.26 and $0.625 per share of common stock and preferred stock, respectively. The third quarter dividends were paid on October 12, 2001 to shareholders of record on September 28, 2001.

8.   Geographic Information

     As of September 7, 2001, the Company's foreign operations consisted of four hotel properties located in Canada and two properties located in Mexico. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels. As a result of the acquisition of the Crestline Lessee Entities, effective January 1, 2001 the Company's consolidated results of operations for the twelve and thirty-six weeks ended September 7, 2001 primarily represent property level revenues and expenses, whereas the results for the twelve and thirty-six weeks ended September 8, 2000 primarily represent rental income (in millions).

                                          Twelve Weeks Ended         Thirty-six Weeks Ended
                                     ---------------------------   ---------------------------
                                     September 7,   September 8,   September 7,   September 8,
                                         2001           2000           2001           2000
                                     ------------   ------------   ------------   ------------
     United States.................  $        823   $        224   $      2,633   $        578
     International.................            25              3             72             10
                                     ------------   ------------   ------------   ------------
     Total.........................  $        848   $        227   $      2,705   $        588
                                     ============   ============   ============   ============


9.   Comprehensive Income

     The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks ended September 7, 2001, the comprehensive loss totaled $5 million. For the thirty-six weeks ended September 7, 2001, comprehensive income totaled $78 million. The comprehensive loss was $19 million and $128 million for the twelve and thirty-six weeks ended September 8, 2000, respectively. As of September 7, 2001, the Company's accumulated other comprehensive income was $3 million compared to a loss of $1 million at December 31, 2000.

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

                          HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

                                                                      Twelve Weeks Ended September 8, 2000
                                                                      ------------------------------------
                                                        Pool 1        Pool 2        Pool 3        Pool 4        Combined
                                                     ------------  ------------  ------------  ------------  --------------
   Hotel Sales
        Rooms......................................         $147          $156          $137          $141          $  581
        Food and beverage..........................           60            66            57            69             252
        Other......................................           14            16            16            19              65
                                                            ----          ----          ----          ----          ------
             Total hotel sales.....................          221           238           210           229             898
   Operating Costs and Expenses
        Rooms......................................           36            40            34            33             143
        Food and beverage..........................           49            54            45            54             202
        Other......................................           62            58            57            57             234
        Management fees............................           10            15            10            14              49
        Lease expense..............................           63            67            62            70             262
        Corporate and Interest Expenses............           --            --             1            --               1
                                                            ----          ----          ----          ----          ------
             Total operating expenses..............          220           234           209           228             891
                                                            ----          ----          ----          ----          ------
   Operating Profit................................            1             4             1             1               7
        Income taxes...............................           (1)           (2)           --            --              (3)
                                                            ----          ----          ----          ----          ------
             Net Income............................         $ --          $  2          $  1          $  1          $    4
                                                            ====          ====          ====          ====          ======

                                                                   Thirty-six Weeks Ended September 8, 2000
                                                                   ----------------------------------------
                                                       Pool 1        Pool 2        Pool 3        Pool 4        Combined
                                                     -----------   -----------   -----------   -----------   -------------
   Hotel Sales
        Rooms......................................         $428          $469          $409          $433          $1,739
        Food and beverage..........................          188           219           189           235             831
        Other......................................           44            46            59            60             209
                                                            ----          ----          ----          ----          ------
             Total hotel sales.....................          660           734           657           728           2,779
   Operating Costs and Expenses
        Rooms......................................          102           116            96            96             410
        Food and beverage..........................          145           165           140           167             617
        Other......................................          173           167           166           170             676
        Management fees............................           32            50            32            52             166
        Lease expense..............................          200           224           214           237             875
        Corporate and Interest Expenses............            1             1             1             1               4
                                                            ----          ----          ----          ----          ------
             Total operating expenses..............          653           723           649           723           2,748
                                                            ----          ----          ----          ----          ------
   Operating Profit................................            7            11             8             5              31
        Income taxes...............................           (3)           (5)           (3)           (2)            (13)
                                                            ----          ----          ----          ----          ------
             Net Income............................         $  4          $  6          $  5          $  3          $   18
                                                            ====          ====          ====          ====          ======

                                                                          As of December 31, 2000
                                                                          -----------------------
                                                       Pool 1       Pool 2       Pool 3       Pool 4       Combined
                                                     -----------  -----------  -----------  -----------  -------------
   Assets..........................................          $37          $37          $40          $44           $158
   Liabilities.....................................           37           37           40           42            156
   Equity..........................................           --           --           --            2              2

                          HOST MARRIOTT CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


11.  Subsequent Events

   As a result of the terrorist attacks on the New York World Trade Center towers in New York on September 11, 2001, the New York Marriott World Trade Center hotel was destroyed. The book value of the New York Marriott World Trade Center hotel was approximately $129 million. The New York Marriott Financial Center hotel also suffered damage from debris as well as from the efforts of fire fighters who used the building to combat fires in the surrounding area. The Company is in the process of repairing the damage to the New York Marriott Financial Center (the "Financial Center") and expects to have such repairs completed within several months. Public access to the area surrounding the site, including the Financial Center hotel, has been restricted, but should be restored shortly.

   Under our ground lease with the Port Authority of New York and New Jersey (the "Port Authority") the Company is required to rebuild the New York World Trade Center Marriott subject to the Port Authority rebuilding the foundation of the hotel. As of this date, no determination has been made regarding the timing and configuration of any reconstruction of the World Trade Center Complex. The decision to rebuild the New York Marriott World Trade Center, which involves the Company, our manager and numerous government authorities, is in part dependent on when, how and if the entire World Trade Center complex is rebuilt. The decision to rebuild may also affect the amount and timing of insurance proceeds. However, the Company does not expect these decisions to be made soon and expects any potential reconstruction to take a number of years.

   The Company has business interruption insurance on both hotels which the Company expects will minimize the financial impact of the terrorist attacks. The Company also has casualty insurance, which should cover the cost of repairs to the New York Financial Center and replacement of the New York Marriott World Trade Center.

   Under EITF 01-10, the cost of the loss associated with the terrorist acts, if any, would be reported as an unusual item in the fourth quarter. The recovery of lost operations under business interruption insurance will also be recorded as an unusual item.

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

Recent Events, Liquidity and Capital Resources

On September 11, 2001, several aircraft were hijacked and destroyed in terrorist attacks on the World Trade Center Towers in New York City and the Pentagon in northern Virginia. As a result of the attacks and the collapse of the World Trade Center Towers, the Company's New York Marriott World Trade Center hotel was destroyed. In addition, we sustained considerable damage to a second property, the New York Marriott Financial Center hotel. Subsequent to the attacks, the Federal Aviation Administration closed United States airspace to commercial traffic for several days. As described below, the aftermath of these events, together with a slowing economy, has adversely affected our operations.

We have both casualty and business interruption insurance for our two affected hotels through our manager, Marriott International, Inc. We have begun restoring the New York Marriott Financial Center hotel to operating condition and anticipate that it will reopen in the next several months. We are required under our ground lease with The Port Authority of New York and New Jersey to rebuild the World Trade Center hotel, and our insurance provides for rebuilding of the asset at replacement cost. In addition, we are obligated to make payments on behalf of the property, including ground rent and debt service. We are also contingently liable for severance payments for employees of both hotels as well as other operating liabilities. While we expect to receive business interruption proceeds from the insurance to cover all or a substantial portion of the costs at both hotels, we cannot currently determine the amount or timing of those payments. In accordance with EITF 01-10, we will reflect the disaster on the properties and the effect on operations of the hotels as unusual. We believe that as a result of the timing of receipt of insurance proceeds it is possible that we may record an unusual loss in the fourth quarter of this year primarily related to a complete write-off of the World Trade Center hotel assets and record unusual gains in future periods for repairs, replacement and business interruption although no final determination has been made.

In the third quarter, which ended September 7, 2001, RevPAR for comparable hotels showed a significant decline of over 11.9% over the prior year quarter with hotel occupancy of 73.8% due in part to a slowing economy and the reduction in business travel. During the 4-week period subsequent to the events of September 11, 2001, our hotels recorded occupancy levels of 38% to 63% on a weekly basis. During that period, we had a very high level of cancellations primarily for events scheduled in the fourth quarter, which represented approximately $70 million in future revenues, and primarily affecting our larger convention hotels. While we do not believe that this period will be representative of the remainder

                          HOST MARRIOTT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



of the fourth quarter, we have been actively working with our managers to reduce substantially the operating costs of our hotels. These initiatives include reducing labor costs, streamlining staffing and service delivery, reducing hours of operations at hotel restaurants and consolidating operations by closing unused floors in hotels. In addition, based on our assessment of the current operating environment and to conserve capital, we have reduced or suspended all non-essential capital expenditure projects.

As a result of these initiatives and a gradual return of the economy to more normal levels of business, we have begun to see modest improvements in occupancy and room rate, though they remain below prior year levels. However, given our estimates of lower operating levels in the fourth quarter, it is likely that our fourth quarter results will be significantly lower than the prior year.

As described below, at the end of the third quarter, we had $210 million outstanding under our credit facility, which allows us to borrow up to $775 million, consisting of a $150 million term loan and a $625 million revolver. On September 18, 2001, we borrowed an additional $250 million under the revolver portion of the credit facility, reducing the available capacity to $315 million. The credit facility contains certain financial covenants related to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered EBITDA interest coverage and unencumbered EBITDA as a percentage of total EBITDA. We are in compliance with all the covenants in our credit facility. We anticipate, however, that if adverse operating conditions continue, we will not comply with certain of the financial covenants for the twelve months ended December 31, 2001. We are currently in discussions with our banks to modify or waive these covenants, and we believe that we will be successful in these efforts. We believe that any waiver or modification may result in additional restrictions on our ability to issue debt or equity, pay dividends to certain holders of our capital stock, other than as required to maintain our status as a REIT, or to sell assets and may require that we provide additional security.

We also have $2.8 billion of senior notes outstanding. The indenture under which the senior notes were issued contains financial covenants restricting our ability to incur indebtedness, grant liens on our assets, acquire or sell or make investments in other entities, and make certain distributions to our equity holders. We are in compliance with all the covenants in the indenture and believe that we will remain in compliance through year-end. In the event that we were not in compliance with any of the financial covenants set forth in the indenture, we would be prohibited from declaring or paying a dividend on our equity, other than distributions required to maintain our status as a REIT.

Our dividend policy generally has been to distribute to our shareholders the amount necessary to maintain our status as a REIT, approximately 100% of taxable income. On September 19, 2001 we announced that the Board of Directors had declared cash dividends of $0.26 per common share and $0.625 per share of Preferred Stock, which were paid on October 12, 2001 to shareholders of record on September 28, 2001. As a result of the decline in operations, we believe that we have already distributed the amount of taxable income necessary for 2001 to qualify as a REIT and that our Board of Directors will likely suspend the fourth quarter dividend to common shareholders.

Results of Operations

During 2000, our revenues primarily represented rental income from Crestline and other third-party lessees. As a result of the previously discussed acquisition of the Crestline and Wyndham lessees by our TRS, beginning in 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. Therefore, our results for 2001 are not comparable to 2000 results.

                          HOST MARRIOTT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


2001 Compared to 2000

Revenues. Revenues increased $621 million for the twelve weeks ended September 7, 2001 when compared to the twelve weeks ended September 8, 2000, and increased $2,117 million for the thirty-six weeks ended September 7, 2001, when compared to the thirty-six weeks ended September 8, 2000. As discussed above, our revenues and operating profit are not comparable to 2000, due to the acquisition of the Lessee Entities by our TRS.

The table below presents gross hotel sales for the twelve weeks ended and the thirty-six weeks ended September 7, 2001 and September 8, 2000. For 2000, gross hotel sales were used as the basis for calculating rental income. The data is presented in order to facilitate an investor's understanding and comparative analysis of the operations of our properties.

                                                Twelve Weeks Ended                  Thirty-six Weeks Ended
                                        ------------------------------------  ------------------------------------
                                           September 7,       September 8,       September 7,       September 8,
                                                2001               2000               2001               2000
                                        ----------------   ----------------   ---------------    -----------------
                                                    (in millions)                         (in millions)
Hotel sales
 Rooms...........................              $ 596              $ 656             $1,906             $1,979
 Food and beverage...............                240                258                830                862
 Other...........................                 72                 71                226                224
                                               -----              -----             ------             ------
   Total hotel sales.............              $ 908              $ 985             $2,962             $3,065
                                               =====              =====             ======             ======

The $103 million decrease in hotel sales for the thirty-six weeks ended September 7, 2001 reflects the decrease in REVPAR for our comparable properties of 6.1% to $114.02, partially offset by incremental revenues provided by the 500-room expansion at Orlando Marriott, which was placed in service in June 2000, and the addition of three hotels as a result of the consolidation of Rockledge and Fernwood as of March 24, 2001.

Comparable REVPAR for the third quarter of 2001 decreased by 11.9% to $103.45 compared to the same quarter in 2000 due to the recent slowdown in the economy. The decrease is attributable to a decrease in occupancy of 5.9 percentage points and a 5% decrease in room rates during the quarter. As a result of decreased hotel sales, our hotel managers implemented cost cutting measures and revenue enhancement programs at the property level during the second quarter in order to stabilize house profit. These measures include increasing labor efficiency particularly at the managerial level and in the food and beverage area at the hotels, reducing discretionary expenses in rooms, food and beverage, and repairs and maintenance and reducing energy consumption. These cost cutting measures served to stabilize the profit margins during the second and third quarters, however, due to continued declines in REVPAR during the third quarter, profit margins decreased 2.3 and 1.7 percentage points for the third quarter and year-to-date 2001, respectively.

Rental income decreased $208 million, or 92%, to $19 million for the third quarter of 2001 versus the third quarter of 2000, reflecting the purchase of 116 of the Crestline lease entities by our wholly owned TRS effective January 1, 2001 and the purchase of four additional lessee entities (three of the lessee entities were purchased from Wyndham, while the other was purchased from Crestline) effective June 16, 2001. As discussed in Note 2 to the condensed consolidated financial statements, percentage rental revenues from third-party lessees of $18 million and $366 million for the thirty-six weeks ended September 7, 2001 and September 8, 2000, respectively, were deferred on the balance sheet as deferred

                          HOST MARRIOTT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


rent. For the third quarter of 2001 and 2000, $3 million and $75 million of rental income was deferred. Percentage rent will be recognized as income only as specified hotel sales thresholds are achieved.

Depreciation and Amortization. Depreciation and amortization increased $12 million or 16% for the third quarter of 2001 versus the third quarter of 2000 and increased $42 million, or 19% year-to-date, primarily reflecting an increase in depreciable assets. The increase in depreciation expense reflects the consolidation of three hotels and other equipment as a result of the purchase of the voting interest in Rockledge and Fernwood as discussed in Note 6. The transaction caused an increase in depreciable assets of $206 million. It is also the result of $379 million in capital expenditures in 2000 and $204 million in capital expenditures in the first three quarters of 2001.

Hotel Operating Costs and Expenses. As discussed above, 2001 hotel revenues and operating costs are not comparable with 2000. During 2000, Crestline and Wyndham, as lessees, paid specified direct property-level costs including management fees, which reduced the net rent payment to us under the terms of the leases. During 2001, these costs are borne by us and are included in our condensed consolidated results of operations.

Corporate Expenses. Corporate expenses were flat for the third quarter of 2001 and decreased $3 million year-to-date from prior year levels.

Minority Interest Expense (Benefit). For the twelve weeks and thirty-six weeks ended September 7, 2001 and September 8, 2000, respectively, we recognized minority interest expense (benefit) of $0 million and $(4) million, and $26 million and $(26) million, respectively. The variance is due in part to the decrease in the minority interest ownership from 22% in the third quarter of 2000 to 8% in the third quarter of 2001, and reflects the OP Unitholders' share in our results of operations. Assuming the Blackstone OP Units had been converted at January 1, 2001, the year-to-date minority interest expense would have been $21 million, or a decrease of $5 million.

Interest Expense. Interest expense increased 4% to $104 million in the third quarter of 2001 and increased 6% to $311 million year-to-date, primarily due to the issuance in October of 2000 of $250 million of 91/4% Series F Senior Notes, which was primarily used to fund the purchase of the Crestline lessee entities and for general corporate purposes.

Net Income (Loss). Our net loss was $7 million for the third quarter of 2001 compared to $17 million for the third quarter of 2000. Our year-to-date income was $74 million compared to a net loss of $127 million in for the same period in 2000. The increases in net income primarily reflect the acquisition of the Crestline and Wyndham Lessee Entities effective January 1, 2001 and June 16, 2001, thereby eliminating amounts paid to Crestline and Wyndham as lessees for 120 of our properties and the effect of the reduction of the deferral of contingent rent, which went from $75 million to $3 million for third quarter 2000 compared to third quarter 2001 and $366 million to $18 million year-to-date 2000 compared to year-to-date 2001.

Net Income (Loss) Available to Common Shareholders. The net loss available to common shareholders was $16 million for the third quarter of 2001 and the net income available to common shareholders was $51 million year-to-date, an increase of $6 million and $189 million over the same periods in 2000, respectively. The increase primarily reflects the previously discussed reduction of the deferral of contingent rent. These results were partially offset by the $4 million gain on the repurchase of the Convertible Preferred Securities recorded during the first quarter of 2000 and an increase in dividends of preferred stock due to the issuance of Class C preferred stock during second quarter 2001.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FFO and EBITDA
---------------

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

Comparative FFO available to common shareholders decreased $24 million, or 24%, to $75 million for the third quarter of 2001 over the third quarter of 2000, and decreased $2 million or 1%, to $322 million year-to-date. The following is a reconciliation of the income (loss) from operations before extraordinary items to Comparative FFO (in millions):

                                                                    Twelve Weeks Ended            Thirty-six Weeks Ended
                                                               -----------------------------  -----------------------------
                                                               September 7,    September 8,    September 7,    September 8,
                                                                   2001            2000            2001            2000
                                                               ------------    ------------    ------------    ------------
Funds from Operations
 Income (loss) from operations before extraordinary
   items................................................       $         (6)   $        (17)   $         75    $       (124)
 Depreciation and amortization..........................                 86              74             262             220
 Other real estate activities...........................                 (1)             (1)             --              (2)
 Partnership adjustments................................                  3               2              35             (26)
                                                               ------------    ------------    ------------    ------------
Funds from operations of Host LP........................                 82              58             372              68
 Effect on funds from operations of SAB 101.............                  3              75              18             366
 Effective impact of lease repurchase...................                  5              --               8              --
                                                               ------------    ------------    ------------    ------------
Comparative funds from operations of Host LP............                 90             133             398             434
 Dividends on preferred stock...........................                 (9)             (5)            (23)            (15)
                                                               ------------    ------------    ------------    ------------
Comparative funds from operations of Host LP
 available to common unitholders........................                 81             128             375             419
 Comparative funds from operations of minority partners
   of Host LP...........................................                 (6)            (29)            (53)            (95)
                                                               ------------    ------------    ------------    ------------
Comparative funds from operations available to
 common shareholders of Host REIT.......................       $         75    $         99    $        322    $        324
                                                               ============    ============    ============    ============

We are the sole general partner in the Operating Partnership and as of September 7, 2001 and September 8, 2000 held approximately 92% and 78%, respectively, of the outstanding OP Units. The $6 million and $29 million, and $53 million and $95 million, deducted for the twelve weeks and thirty-six weeks ended September 7, 2001 and September 8, 2000, respectively, represent the Comparative FFO attributable to the interests in the Operating Partnership held by those minority partners. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

EBITDA decreased $38 million, or 17%, to $185 million in the third quarter of 2001, and decreased $12 million, or 2%, to $697 million, year-to-date over the comparable periods in 2000. Hotel EBITDA was $192 million and $157 million for the third quarters of 2001 and 2000, which does not include deferred rental income of $3 million and $75 million, respectively, and $718 million and $390 million year-to-date, which does not include deferred rental income of $18 million and $366 million, respectively. As previously discussed, 2001 Hotel EBITDA primarily reflects the revenues and expenses generated by the hotels whereas 2000 Hotel EBITDA primarily reflects rental income from lessees.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the income (loss) from operations before extraordinary items (in millions):

                                                                Twelve Weeks Ended              Thirty-six Weeks Ended
                                                          -------------------------------  -------------------------------
                                                          September 7,     September 8,     September 7,     September 8,
                                                              2001             2000             2001             2000
                                                          -------------    -------------    -------------    -------------
EBITDA
   Hotels...............................................  $         192    $         157    $         718    $         390
   Office buildings and other investments...............              2                2               11                5
   Interest income......................................              5                9               25               26
   Corporate and other expenses.........................            (12)              (7)             (40)             (38)
   Effect on revenue of SAB 101.........................              3               75               18              366
                                                          -------------    -------------    -------------    -------------
EBITDA of Host LP.......................................            190              236              732              749
   Distributions to minority interest partners of Host
    LP..................................................             (5)             (13)             (35)             (40)
                                                          -------------    -------------    -------------    -------------
EBITDA of Host REIT.....................................  $         185    $         223    $         697    $         709
                                                          =============    =============    =============    =============

                                                                Twelve Weeks Ended              Thirty-six Weeks Ended
                                                          --------------------------------  ------------------------------
                                                          September 7,     September 8,     September 7,     September 8,
                                                              2001             2000             2001             2000
                                                          -------------    -------------    -------------    -------------
EBITDA of Host REIT.....................................  $         185    $         223    $         697    $         709
Effect on revenue of SAB 101............................             (3)             (75)             (18)            (366)
Interest expense........................................           (104)            (100)            (311)            (293)
Dividends on Convertible Preferred Securities...........             (7)              (8)             (22)             (22)
Depreciation and amortization...........................            (87)             (75)            (266)            (224)
Minority interest (expense) benefit.....................             --                4              (26)              26
Income taxes............................................             --               (4)             (15)              (7)
Distributions to minority interest partners of Host LP..              5               13               35               40
Lease repurchase expense................................             --               --               (5)              --
Other non-cash charges, net.............................              5                5                6               13
                                                          -------------    -------------    -------------    -------------
   Income (loss) from operations before extraordinary
       items............................................  $          (6)   $         (17)   $          75    $        (124)
                                                          =============    =============    =============    =============

Distributions to minority holders of OP Units were $5 million and $13 million, respectively, for the twelve weeks ended September 7, 2001 and September 8, 2000, and $35 million and $40 million for the thirty-six weeks ended September 7, 2001 and September 8, 2000. These OP Units are convertible at any time at the discretion of the holder. These OP Units would be converted into cash or our common stock at our option.

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.3 times and 2.5 times for the 2001 and 2000 thirty-six week periods, respectively, and 2.4 times for full year 2000. The ratio of

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

earnings to fixed charges was 1.3 to 1.0 through the third quarter of 2001 versus a deficiency of earnings to fixed charges of $145 million through the third quarter of 2000, which was primarily due to the deferral of contingent rental revenue of $366 million. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2000.

Cash Flows and Financial Condition

We reported a decrease in cash and cash equivalents of $131 million during the thirty-six weeks ended September 7, 2001 compared to a decrease of $89 million during the thirty-six weeks ended September 8, 2000. Cash from operations was $182 million through the third quarter of 2001 and $398 million through the third quarter of 2000. The $216 million decrease in cash from operations primarily relates to the cash used to purchase the Crestline Lessee Entities. Excluding the lease purchases, operating cash flow from operations would have been $390 million, or a decrease of 2% when compared to 2000.

Cash used in investing activities was $258 million and $307 million through the third quarter of 2001 and 2000, respectively. Cash used in investing activities through the third quarter includes capital expenditures and other investments of $204 million and $271 million for 2001 and 2000, respectively, mostly related to renewal and replacements on existing properties and new development projects. Property and equipment balances include $118 million and $135 million for construction in progress as of September 7, 2001 and December 31, 2000, respectively. The balance as of September 7, 2001 primarily relates to the development of the Ritz-Carlton, Naples Golf Resort and various other expansion and development projects. On April 1, 2001, the 50,000 square foot world-class spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

Cash used in financing activities was $55 million through the third quarter of 2001 and $180 million through the third quarter of 2000. Cash from financing activities through the third quarter of 2001 includes $275 million of debt issuances and $144 million from the issuance of cumulative redeemable preferred stock. Cash was used in financing activities primarily for the payment of $207 million in dividends and the repayment and prepayment of $267 million in debt. During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the bank credit facility (the "revolver") to partially fund the acquisition of the Crestline Lessee Entities as well as for general corporate purposes, which was fully repaid in the second quarter of 2001. During the third quarter, we borrowed $60 million under the revolver to purchase minority interests in various hotels from Wyndham. During the fourth quarter, we borrowed an additional $250 million under the revolver. As of October 19, 2001, $150 million and $310 million are outstanding under the term and revolving loan portions of the bank credit facility, respectively, and the additional available capacity under the revolver is $315 million.

On September 19, 2001, we announced that the Board of Directors had declared cash dividends of $0.26 per common share and $0.625 per share of Preferred Stock, which were paid on October 12, 2001 to shareholders of record on September 28, 2001.

On March 27, 2001, we sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") with a par value of $0.01 for net proceeds of $144 million. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, we have the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Effective January 1, 2001, each of Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (the "Non-Controlled Subsidiaries") elected to be a TRS and in April 2001, the Operating Partnership acquired the voting interests in the Non-Controlled Subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. Subsequent to the acquisition, on a consolidated basis our results of operations reflect the revenues and expenses generated by the two taxable corporations, and our consolidated balance sheets include the various assets, consisting of three additional full-service properties, one located in St. Louis, Missouri, and two located in Mexico City, Mexico, as well as certain joint venture interests, held by the two taxable corporations, which were approximately $356 million of assets and $262 million of liabilities, including $54 million of third party debt ($26 million of which matures in 2001), respectively, as of March 23, 2001.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our borrowings under the bank credit facility are sensitive to changes in interest rates. The interest rate on this debt obligation, which was $150 million at both September 7, 2001 and December 31, 2000, is based on various LIBOR terms plus 200 basis points. The weighted average interest rate for this financial instrument is 5.9% for the thirty-six weeks ended September 7, 2001 and 9.0% for the year ended December 31, 2000. As discussed in Note 5 to the condensed consolidated financial statements, the mortgage loan on the Ritz-Carlton, Amelia Island hotel was prepaid in full on August 31, 2001.

On August 30, 2001, a Canadian subsidiary of the Company entered into a financing agreement pursuant to which it borrowed $96.6 million at a variable rate of LIBOR plus 275 basis points. In addition, the subsidiary entered into currency forward contracts as discussed further in Note 5 to the condensed consolidated financial statements. The weighted average interest rate for this financial instrument is 6.4% for the thirty-six weeks ended September 7, 2001.

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

Item 6.   Exhibits and Reports

   (a)    Exhibits

          A complete listing of exhibits required is given in the Exhibit Index that precedes the exhibits filed with this report.

   (b)    Reports on Form 8-K

          Not applicable

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    HOST MARRIOTT CORPORATION



October 22, 2001                    /s/ Donald D. Olinger
----------------                    ---------------------
Date                                Donald D. Olinger
                                    Senior Vice President and
                                    Corporate Controller
                                    (Chief Accounting Officer)

Exhibit Index                               Description
-------------                               -----------

Exhibit 10.41 First Amendment to Amended and Restated Pledge and Security Agreement dated as of March 1, 2001 and Amended and Restated as of August 5, 1998, and amended and restated as of May 31, 2000.

Exhibit 10.42 Second Amendment and Waiver of Amended and Restated Credit Agreement dated as of March 1, 2001, and amended and restated as of August 5, 1998, and further amended and restated May 31, 2000, and further amended and restated October 27, 2000.

Exhibit 10.43 Amended and Restated Subsidiaries Guaranty dated as of August 5, 1998 and amended and restated as of May 31, 2000.

Exhibit 10.44 Amended and Restated Pledge and Security Agreement dated as of August 5, 1998 and amended and restated as of May 31, 2000.