Form 10-K/A
period 2000-12-31
HOST MARRIOTT CORP/
filed 2001-12-03
CIK 1070750

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

  . Not more than 20% of total assets may be represented by securities of taxable REIT subsidiaries.

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

     For purposes of our investment analysis and the charge for litigation settlements in the 1999 financial statements the Company estimated the value of the planned investment in the Courtyard Joint Venture based upon (1) estimated post acquisition cash flows, including anticipated changes in the related hotel management agreements to be made contemporaneously with the investment; (2) the investee's new capital structure; and (3) estimates of prevailing discount rates and capitalization rates reflected in the market at that time. The post-settlement equity of the Joint Venture was considerably lower then the pre-acquisition equity due to additional indebtedness post-acquisition offset by the impact of changes to the management agreements made contemporaneously with the transaction. The investment in the Courtyard Joint Venture was consummated late in the fourth quarter of 2000. The Courtyard Joint Venture has recorded its investment in the partnership units at $372 million, which reflected estimated fair value based on (1) pre-acquisition cash flows; (2) the pre-acquisition capital structure; and (3) prevailing discount rates and capitalization rates in December 2000. The factors giving rise to the differences between the Company's 1999 assessment based on post-acquisition cash flows and the purchase accounting based on pre-acquisition cash flows did not materially impact the Company's previous assessment of expense related to litigation.

     Due to a number of factors, the equity values used in the purchase accounting for the Courtyard Joint Venture's investment were different than limited partner unit estimates included in the CBM I and CBM II Purchase Offer and Consent Solicitations (the "Solicitations") prepared in early 2000. The Solicitations reported that the value of limited partner units based on an assumed 20 percent discount rate would be $254 million. The difference between this and the purchase accounting entry by the Courtyard Joint Venture is primarily attributed to: (1) the investment was consummated almost one year subsequent to the time the original estimates were prepared ($30 million); and (2) a lower discount rate (17 percent) and capitalization rate reflecting changes in market conditions and capital structure versus the date at which the estimates in the solicitations were prepared ($79 million).

     Although the Company may from time-to-time sell assets for strategic reasons or to realize unique market conditions, the factors driving the change in value for the CBM I and CBM II properties did not have a material impact on other properties owned by the Company because the strategy of the Company is to buy and hold its investments in real estate. As investments in real estate are accounted for on a historical basis, the impact of changes in market conditions are not reflected in the financial statements.


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

    3.1  Bylaws of Host Marriott Corporation as amended effective September 1,
         1999 (incorporated by reference to Host Marriott Corporation 2000
         Annual Report on Form 10-K filed April 2, 2001).

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

  10.8   Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive
         Incentive Stock Plan as amended and restated December 29, 1998
         (incorporated by reference to Host Marriott Corporation 2000 Annual
         Report on Form 10-K filed April 2, 2001).

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

 #10.30 Form of Amended and Restated Lease Agreement (incorporated by reference to Host Marriott Corporation 2000 Annual Report on Form 10-K filed April 2, 2001).

 #10.31 Form of Management Agreement for Full-Service Hotels (incorporated by reference to Host Marriott Corporation Registration Statement No. 33-
         51707).

 #10.32  Form of Owner's Agreement (incorporated by reference to Crestline
         Capital Corporation Registration Statement No. 333-64657).

 #10.33 Form of Amendment No. 1 to Owner's Agreement (incorporated by reference to Host Marriott Corporation 2000 Annual Report on Form 10-K filed April 2, 2001).

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

  12.1 Computation of Ratios of Earnings to Fixed Charges. (incorporated by reference to Host Marriott Corporation 2000 Annual Report on Form 10-K filed April 2, 2001.

  21 List of Subsidiaries of Host Marriott Corporation. (incorporated by reference to Host Marriott Corporation 2000 Annual Report on Form 10-K filed April 2, 2001.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on December 3, 2001.

                                          Host Marriott Corporation

                                                   /s/ Donald D. Olinger
                                          By: _________________________________
                                                     Donald D. Olinger
                                                 Senior Vice President and
                                                        Controller

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

                                                                    SCHEDULE III
                                                                     Page 2 of 3

                   HOST MARRIOTT CORPORATION AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                                 (in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2000, 1999, and 1998 is as follows:

   Balance at January 2, 1998.................................................   5,317
   Additions:
     Acquisitions.............................................................   2,849
     Capital Expenditures and transfers from construction-in-progress.........      60
   Deductions:
     Dispositions and other...................................................     (91)
     Transfers to Non-Controlled Subsidiary...................................    (139)
     Transfers to Spin-Off (Crestline Capital Corporation)....................    (643)
                                                                                ------
     Balance at December 31, 1998.............................................   7,353
   Additions:
     Acquisitions.............................................................      29
     Capital expenditures and transfers from construction-in-progress.........     147
   Deductions:
     Dispositions and other...................................................    (155)
                                                                                ------
     Balance at December 31, 1999.............................................  $7,374
   Additions:
     Capital expenditures and transfers from construction-in-progress.........     306
   Deductions:
     Dispositions and other...................................................      (9)
                                                                                ------
     Balance at December 31, 2000.............................................  $7,671
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