Form 10-Q
period 2002-06-14
HOST MARRIOTT CORP/
filed 2002-07-29
CIK 1070750

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  _____________

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended June 14, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                          Commission File No. 001-14625


                            HOST MARRIOTT CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


       Maryland                                           53-0085950
(State of Incorporation)                    (I.R.S. Employer Identification No.)


     10400 Fernwood Road, Bethesda, Maryland                20817
     (Address of Principal Executive Offices)            (Zip Code)

       (Registrant's telephone number, including area code) (301) 380-9000

 (Former name, former address and former fiscal year, if changed since last report) Not Applicable

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     The registrant had 264,908,016 shares of its $0.01 par value common stock outstanding as of July 15, 2002.

================================================================================

                                      INDEX

                                                                                           Page No.
                                                                                           --------
                                 Part I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets-
              June 14, 2002 and December 31, 2001 ......................................       3

           Condensed Consolidated Statements of Operations-
              Twelve Weeks and Twenty-four Weeks Ended
              June 14, 2002 and June 15, 2001 ..........................................       4

           Condensed Consolidated Statements of Cash Flows-
              Twenty-four Weeks Ended June 14, 2002 and June 15, 2001 ..................       6

           Notes to Condensed Consolidated Financial Statements ........................       8

ITEM 2.    Management's Discussion and Analysis of Results of
              Operations and Financial Condition .......................................      12

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk. .................      22

                              PART II. OTHER INFORMATION AND SIGNATURE

ITEM 1.    Legal Proceedings ...........................................................      23

ITEM 4.    Submission of Matters to a Vote of Security Holders .........................      23

ITEM 5.    Other Items .................................................................      24

ITEM 6.    Exhibits and Reports on Form 8-K ............................................      41

                           HOST MARRIOTT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                                June 14,      December 31,
                                                                                                   2002           2001
                                                                                               -----------    ------------
                                                                                               (unaudited)
                                       ASSETS
                                       ------

Property and equipment, net ..............................................................     $     7,159    $     6,999
Notes and other receivables (including amounts due from affiliates of $6 million and
   $6 million, respectively) .............................................................              54             54
Due from Managers ........................................................................             150            141
Investments in affiliates ................................................................             143            142
Other assets .............................................................................             586            536
Restricted cash ..........................................................................             124            114
Cash and cash equivalents ................................................................             243            352
                                                                                               -----------    -----------
                                                                                               $     8,459    $     8,338
                                                                                               ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Debt
   Senior notes ..........................................................................     $     3,232    $     3,235
   Mortgage debt .........................................................................           2,313          2,261
   Other .................................................................................             105            106
                                                                                               -----------    -----------
                                                                                                     5,650          5,602
Accounts payable and accrued expenses ....................................................             115            121
Other liabilities ........................................................................             310            321
                                                                                               -----------    -----------
     Total liabilities ...................................................................           6,075          6,044
                                                                                               -----------    -----------

Minority interest ........................................................................             247            210

Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are convertible subordinated debentures due 2026
   ("Convertible Preferred Securities") ..................................................             475            475

Shareholders' equity
Cumulative redeemable preferred stock (liquidation preference $354 million),
   50 million shares authorized; 14.1 million shares issued and outstanding ..............             339            339
Common stock, par value $.01, 750 million shares authorized; 264.8 million shares
   and 263.2 million shares issued and outstanding, respectively .........................               3              3
Additional paid-in capital ...............................................................           2,095          2,051
Accumulated other comprehensive loss .....................................................              (2)            (5)
Deficit ..................................................................................            (773)          (779)
                                                                                               -----------    -----------
     Total shareholders' equity ..........................................................           1,662          1,609
                                                                                               -----------    -----------
                                                                                               $     8,459    $     8,338
                                                                                               ===========    ===========



                 See Notes to Condensed Consolidated Statements

                           HOST MARRIOTT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Twelve and Twenty-four Weeks Ended June 14, 2002 and June 15, 2001
               (unaudited, in millions, except per share amounts)

                                                                 Twelve Weeks Ended      Twenty-four Weeks Ended
                                                              ------------------------   ------------------------
                                                               June 14,      June 15,     June 14,      June 15,
                                                                 2002          2001         2002          2001
                                                              ----------    ----------   ----------    ----------
REVENUES
  Rooms ..................................................    $      543    $      590   $    1,008    $    1,112
  Food and beverage ......................................           288           295          532           548
  Other ..................................................            65            73          120           137
                                                              ----------    ----------   ----------    ----------
    Total hotel sales ....................................           896           958        1,660         1,797
  Rental income ..........................................            24            36           50            70
                                                              ----------    ----------   ----------    ----------
    Total revenues .......................................           920           994        1,710         1,867
                                                              ----------    ----------   ----------    ----------

OPERATING COSTS AND EXPENSES
  Rooms ..................................................           129           135          240           256
  Food and beverage ......................................           205           208          380           399
  Hotel departmental costs and deductions ................           225           232          421           440
  Management fees ........................................            44            54           80           106
  Taxes, insurance, and other property-level expenses ....            72            75          134           140
  Depreciation and amortization ..........................            84           100          168           177
  Corporate expenses .....................................             7             9           20            17
  Other expenses .........................................             5             5            9             7
  Lease repurchase expense ...............................            --             5           --             5
                                                              ----------    ----------   ----------    ----------

OPERATING PROFIT .........................................           149           171          258           320
  Minority interest expense ..............................            (6)          (11)         (11)          (26)
  Interest income ........................................             4            12            7            20
  Interest expense .......................................          (106)         (104)        (211)         (207)
  Net gains on property transactions .....................             1            --            2             1
  Equity in earnings (losses) of affiliates ..............             1             2           (3)            4
  Dividends on Convertible Preferred Securities ..........            (8)           (8)         (15)          (15)
                                                              ----------    ----------   ----------    ----------

INCOME BEFORE INCOME TAXES ...............................            35            62           27            97
Provision for income taxes ...............................           (11)          (12)         (15)          (15)
                                                              ----------    ----------   ----------    ----------

INCOME FROM CONTINUING OPERATIONS ........................            24            50           12            82

DISCONTINUED OPERATIONS
Income (loss) from operations ............................            --            (1)           7            (1)
                                                              ----------    ----------   ----------    ----------

INCOME BEFORE EXTRAORDINARY ITEMS ........................            24            49           19            81
Extraordinary gain on the extinguishment of debt .........            --            --            6            --
                                                              ----------    ----------   ----------    ----------

NET INCOME ...............................................    $       24    $       49   $       25    $       81
                                                              ==========    ==========   ==========    ==========

Less: Dividends on Preferred Stock .......................            (9)           (9)         (18)          (14)
                                                              ----------    ----------   ----------    ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS ..............    $       15    $       40   $        7    $       67
                                                              ==========    ==========   ==========    ==========




                 See Notes to Condensed Consolidated Statements

                           HOST MARRIOTT CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
       Twelve and Twenty-four Weeks Ended June 14, 2002 and June 15, 2001
               (unaudited, in millions, except per share amounts)

                                                                 Twelve Weeks Ended      Twenty-four Weeks Ended
                                                              ------------------------   -----------------------
                                                               June 14,      June 15,     June 14,      June 15,
                                                                 2002          2001         2002          2001
                                                              ----------    ----------   ----------    ---------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations .................................     $      .06    $      .17   $     (.02)   $     .28
  Discontinued operations ...............................             --            --          .03           --
  Extraordinary gain ....................................             --            --          .02           --
                                                              ----------    ----------   ----------    ---------
BASIC EARNINGS PER COMMON SHARE .........................     $      .06    $      .17   $      .03    $     .28
                                                              ==========    ==========   ==========    =========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations .................................     $      .06    $      .16   $     (.02)   $     .28
  Discontinued operations ...............................             --            --          .03           --
  Extraordinary gain ....................................             --            --          .02           --
                                                              ----------    ----------   ----------    ---------
DILUTED EARNINGS PER COMMON SHARE .......................     $      .06    $      .16   $      .03    $     .28
                                                              ==========    ==========   ==========    =========


                 See Notes to Condensed Consolidated Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four Weeks Ended June 14, 2002 and June 15, 2001
                            (unaudited, in millions)

                                                                          2002           2001
                                                                      -----------    -----------
OPERATING ACTIVITIES
Net income from continuing operations ............................    $        12    $        82
Adjustments to reconcile to cash from operations:
    Depreciation and amortization ................................            168            177
    Deferred income taxes ........................................              5            (11)
    Deferred contingent rental income ............................              2             15
    Net gains on property transactions ...........................             (2)            (1)
    Equity in earnings of affiliates .............................              3             (4)
    Purchase of Crestline leases .................................             --           (204)
    Changes in other operating accounts ..........................            (23)            10
    Other ........................................................             11            (15)
                                                                      -----------    -----------
         Cash provided by operations .............................            176             49
                                                                      -----------    -----------

INVESTING ACTIVITIES
Acquisitions .....................................................           (117)            (2)
Capital expenditures:
    Capital expenditures for renewals and replacements ...........            (80)          (102)
    New investment capital expenditures ..........................            (10)           (30)
    Other investments ............................................             (6)           (12)
Note receivable collections, net .................................             --             10
                                                                      -----------    -----------
         Cash used in investing activities .......................           (213)          (136)
                                                                      -----------    -----------

FINANCING ACTIVITIES
Issuances of debt, net of financing costs ........................             (7)           121
Scheduled principal repayments ...................................            (36)           (23)
Debt prepayments .................................................             --           (115)
Issuances of common stock ........................................              1              2
Issuances of cumulative redeemable preferred stock, net ..........             --            144
Dividends ........................................................            (18)          (130)
Other ............................................................            (12)            (8)
                                                                      -----------    -----------
         Cash used in financing activities .......................            (72)            (9)
                                                                      -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS ............................    $      (109)   $       (96)
                                                                      ===========    ===========



                 See Notes to Condensed Consolidated Statements

                            HOST MARRIOTT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twenty-four Weeks Ended June 14, 2002 and June 15, 2001
                            (unaudited, in millions)

Supplemental schedule of noncash investing and financing activities:

During the twenty-four weeks ended June 14, 2002 and June 15, 2001, we issued
1.6 million and 42.8 million common shares, respectively. Of the shares issued, approximately 353,000 shares and 41.4 million shares of common stock were held by minority partners issued upon the conversion of operating partnership units (OP Units) held by minority partners valued at $3.9 million and $540.8 million, respectively.

Included in the 1.6 million common shares issued during 2002, 1.1 million shares were issued to acquire minority interests in the partnership owning the San Diego Marina Marriott hotel. This transaction resulted in an increase to property and equipment of $10.5 million to reflect the fair value of the interest acquired. During April 2002, the Company increased its ownership percentage in the partnership that owns the hotel to 90% as a result of the exchange by the minority partners in San Diego of partnership units in the hotel for approximately 6.9 million OP Units. The Company has agreed to promptly register approximately 6.9 million shares of its common stock for resale by such holders upon their conversion of the OP Units. The transaction resulted in an increase in property and equipment of $56.1 million and a corresponding increase in minority interest and equity to reflect the fair value of the interest acquired.

During January 2002, the Company transferred the St. Louis Marriott Pavilion to the mortgage lender. The Company recorded the difference between the debt extinguished and the fair value of the assets surrendered of $9.6 million, net of tax expense of $3.6 million, as a $6 million extraordinary item. The Company also recorded the operations of the hotel transferred, net of tax, as income from discontinued operations.

On June 14, 2002, the Company acquired the Boston Marriott Copley Place in Boston, Massachusetts for a cash purchase price of $117 million and an assumption of $97 million of mortgage debt.



                 See Notes to Condensed Consolidated Statements

                           HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Organization

      Host Marriott Corporation ("Host REIT" or the "Company"), a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted through an operating partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP"), and its subsidiaries, which issues units of partnership interest ("OP Units"). Host REIT is the sole general partner of the Operating Partnership and as of June 14, 2002, owns approximately 90% of the Operating Partnership.

2.    Summary of Significant Accounting Policies

      The accompanying condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 14, 2002, the results of its operations for the twelve and twenty-four weeks ended June 14, 2002 and June 15, 2001, and cash flows for the twenty-four weeks ended June 14, 2002 and June 15, 2001. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

      Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

      The Company consolidates entities in which it owns a controlling financial interest (generally, when it owns over 50% of the voting shares of another company or, in the case of partnership investments, when the Company owns the general partnership interest). In all cases, the Company considers the impact on the Company's financial control of the ability of minority shareholders or other partners to participate in or block management decisions. All material intercompany transactions and balances have been eliminated.

      Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided. For the Company's hotels leased to third parties, rental income is recorded when due and is the greater of base rent or percentage rent, as defined. Percentage rent received pursuant to the leases, but not recognized as revenue until all contingencies have been met is deferred and included on the balance sheet in other liabilities. Contingent rental revenue of $1 million and $8 million for the twelve weeks ended June 14, 2002 and June 15, 2001, respectively, and $2 million and $15 million for the twenty-four weeks ended June 14, 2002 and June 15, 2001, respectively, has been deferred. Contingent rent in the first and second quarters of 2001 related to four full-service and certain limited service hotel leases. Effective June 16, 2001, the Company purchased the four full service hotel leases and, accordingly, all contingent rent subsequently recorded has been for the limited service hotel leases.

                           HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.    Earnings Per Share

      Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, common and preferred OP Units held by minority partners, minority interests that have the option to convert their limited partnership interest to common OP Units and the Convertible Preferred Securities. No effect is shown for securities if they are anti-dilutive.

                                                                                       Twelve weeks ended
                                                            ------------------------------------------------------------------------
                                                                         June 14, 2002                        June 15, 2001
                                                            -----------------------------------   ----------------------------------
                                                              Income        Shares    Per Share     Income      Shares     Per Share
                                                            (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
                                                            -----------------------------------  -----------------------------------
                                                                             (in millions, except per share amount)
      Net income .......................................     $      24       264.7    $     .09   $      49        241.0  $     .20
       Dividends on preferred stock ....................            (9)         --         (.03)         (9)          --       (.03)
                                                             ---------   ---------    ---------   ---------    ---------  ---------
      Basic income available to common
       shareholders ....................................            15       264.7          .06          40        241.0        .17
       Assuming distribution of common shares
         granted under the comprehensive stock
         plan, less shares assumed purchased at
         average market price ..........................            --         3.2           --          --          3.8         --
       Assuming conversion of minority OP Units
         issuable ......................................            --          --           --           1          9.3       (.01)
                                                             ---------   ---------    ---------   ---------    ---------  ---------
      Diluted earnings .................................     $      15       267.9    $     .06   $      41        254.1  $     .16
                                                             =========   =========    =========   =========    =========  =========

                                                                                     Twenty-four weeks ended
                                                            ------------------------------------------------------------------------
                                                                         June 14, 2002                        June 15, 2001
                                                            -----------------------------------   ----------------------------------
                                                              Income        Shares    Per Share     Income      Shares     Per Share
                                                            (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
                                                            -----------------------------------  -----------------------------------
                                                                             (in millions, except per share amount)
      Net income .......................................     $      25        264.1   $     .09   $      81        235.1  $     .34
       Dividends on preferred stock ....................           (18)          --        (.06)        (14)          --       (.06)
                                                             ---------    ---------   ---------   ---------    ---------  ---------
      Basic income available to common
       shareholders ....................................             7        264.1         .03          67        235.1        .28
       Assuming distribution of common shares
         granted under the comprehensive stock
         plan, less shares assumed purchased at
         average market price ..........................            --           --          --          --          4.2         --
                                                             ---------    ---------   ---------   ---------    ---------  ---------
      Diluted earnings .................................     $       7        264.1   $     .03   $      67        239.3  $     .28
                                                             =========    =========   =========   =========    =========  =========

4.    Equity Transactions

      During February 2002, the Company filed a shelf registration statement for
      1.1 million shares of its common stock to be issued in exchange for partnership interests held by the minority partners in the partnership that owns the San Diego Marina Marriott hotel. On March 15, 2002, the minority partners sold the 1.1 million common shares to an underwriter for resale on the open market.

                           HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

      Concurrent with the issuance of the common shares, the Operating Partnership issued to the Company an equivalent number of OP Units. Also, in April 2002, the Company acquired an additional interest in the San Diego Marina Marriott hotel through the issuance of 6.9 million OP Units to certain minority partners in exchange for their partnership interests. These transactions reduced the Company's ownership percentage in the Operating Partnership to 90% and resulted in an increase to property and equipment of $66.6 million to reflect the fair value of the interest acquired. As a result of the acquisition, the Company now owns approximately 90% of the interests in the partnership that owns the hotel. The minority partner continues to receive fees for marketing and other services, which totaled $1.7 million and $2.0 million for the twenty-four weeks ended June 14, 2002 and June 15, 2001, respectively.

5.    Debt

      Effective June 6, 2002, the Company completed negotiations on a new credit facility with an aggregate revolving commitment of up to $400 million. The credit facility has an initial three-year term with an option to extend for an additional year if certain conditions are met. Interest on borrowings under the credit facility will be calculated based on a spread over LIBOR that will vary based on the Company's leverage ratio. The Company is required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the credit facility. Currently, the commitment fee is .55%. As of June 14, 2002 no amounts have been drawn on the credit facility.

      The new credit facility establishes financial covenants for leverage, interest coverage, fixed charge coverage and unsecured interest coverage at levels that are generally less stringent than those that would have been applicable under the prior facility. The new credit facility also imposes other customary covenants and restrictions. In many cases, the covenants have been modified to be comparable with the requirements under the senior note indenture.

      In the event we do not satisfy a minimum interest coverage ratio and certain other conditions both the new credit facility and the senior note indenture restrict the Company's ability to incur debt, except debt incurred under the credit facility or in connection with a refinancing of existing debt. In addition, failure to satisfy this ratio will restrict the Company's ability to declare and pay dividends, except dividends necessary to maintain its status as a REIT. As a result of the effect on our business of the September 11 terrorist attacks and the 2001 recession we did not meet our specified minimum interest coverage ratio beginning in the third quarter. Accordingly, we are subject to the restrictions discussed above, although we may take certain actions to achieve compliance on a pro forma basis.

      In connection with its acquisition of Boston Marriott Copley Place discussed below, on June 14, 2002 the Company assumed $97 million of mortgage debt. The mortgage bears interest at a fixed rate of 8.39% and is due on June 1, 2006.

6.    Acquisitions

      Effective June 14, 2002, the Company completed the acquisition of the 1,139-room Boston Marriott Copley Place. The $214 million purchase price consisted of a $117 million cash payment and the assumption of $97 million in mortgage debt.

7.    Dividends

      On June 17, 2002, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.625 per share for each class of preferred stock. The second quarter preferred stock dividend was paid on July 15, 2002 to shareholders of record on June 28, 2002.

                           HOST MARRIOTT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8.    Geographic Information

      The Company's foreign operations consist of four hotel properties located in Canada and two hotel properties located in Mexico. The hotels in Mexico were acquired in the second quarter of 2001 as a result of the purchase of the remaining outside interests in Rockledge Hotel Properties, Inc. There were no intercompany sales between the properties and the Company. The following table presents revenues (in millions) for each of the geographical areas in which the Company owns hotels.

                                                 Twelve Weeks Ended                     Twenty-four Weeks Ended
                                          ----------------------------------      ----------------------------------
                                          June 14, 2002       June 15, 2001       June 14, 2002       June 15, 2001
                                          --------------      --------------      --------------      --------------
      United States ..................    $          891      $          962      $        1,660      $        1,820
      International ..................                29                  32                  50                  47
                                          --------------      --------------      --------------      --------------
          Total ......................    $          920      $          994      $        1,710      $        1,867
                                          ==============      ==============      ==============      ==============

9.    Comprehensive Income

      The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from HMSHost Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and HMSHost Corporation. For the twelve weeks and twenty-four weeks ended June 14, 2002, comprehensive income totaled $25 million and $28 million, respectively. Comprehensive income was $54 million and $83 million for the twelve and twenty-four weeks ended June 15, 2001, respectively. As of June 14, 2002, the Company's accumulated other comprehensive loss was $2 million compared to a cumulative loss of $5 million as of December 31, 2001.

10.   Subsequent Events

      On July 25, 2002, we completed our negotiations with Marriott International of changes to the management and other agreements for substantially all of our Marriott- and Ritz-Carlton-managed hotels. We believe that these changes, which are effective as of December 29, 2001, will provide meaningful benefits to us. We estimate that the cash flow benefit from these modifications will be approximately $8 million in 2002 and increase to approximately $25 million by 2006, of which approximately two-thirds is related to cost reductions and other benefits and one-third is related to reduction in incentive management fees. The management contract changes include the following:

      . Providing additional approval rights over hotel operating budgets, capital budgets, shared service programs, and changes to certain system wide programs;

      . Reducing the amount of working capital requirements, and expanding an existing agreement that allows us to fund FF&E expenditures as incurred from a consolidated account rather than escrowing funds at the hotel level, which collectively increases cash available to us for general corporate purposes by approximately $125 million;

      .   Reducing incentive management fees payable on Marriott-managed hotels;

      .   Reducing the amount we pay related to frequent guest programs;

      . Gradually reducing the amounts payable with respect to various centrally administered programs; and,

      . Providing additional territorial restrictions for certain hotels in 10 markets.

      In addition to these modifications, we have expanded the pool of hotels subject to an existing agreement that allows us to sell assets unencumbered by a Marriott management agreement without the payment of termination fees. The revised pool will include forty-six assets, 75% (measured by EBITDA) of which may be sold over approximately a ten year or greater period. This flexibility will enhance the value of these assets and our ability to recycle capital.

      We have also agreed to terminate Marriott International's right to purchase up to 20% of each class of our outstanding voting shares upon certain changes of control and to clarify existing provisions in the management agreements that limit our ability to sell a hotel or our company to a competitor of Marriott International.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-looking Statements

Certain Statements contained in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this Report by using words or phrases such as "believe," "expect," "may be," "intend," "predict," "project," "plan," "objective," "will be," "should," "estimate," or "anticipate," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include the risks discussed elsewhere in this Report. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Events

Credit Facility and Senior Notes. On June 6, 2002, we entered into a new credit facility that provides an aggregate revolving loan commitment amount of up to $400 million ($300 million of which is available initially, with up to an additional $100 million becoming available to the extent that our leverage ratio falls below certain specified levels). The new credit facility also includes subcommitments for the issuance of letters of credit and loans to certain of our Canadian subsidiaries in Canadian Dollars, in each case in an amount of up to $100 million. The new credit facility replaces the prior credit facility. The new credit facility has an initial scheduled maturity in June 2005. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity.

As with the prior facility, the debt under the new credit facility is guaranteed by certain of our existing subsidiaries and is currently secured by pledges of equity interests in many of our subsidiaries. Unlike the prior facility, all or a portion of the pledges can be released in the event that our pro forma leverage ratio, as defined in the credit facility, falls below a certain level for two consecutive fiscal quarters. The spread we pay over LIBOR on borrowings under the new credit facility will adjust based on our leverage ratio. We also will pay a quarterly commitment fee of .55% on the unused portion of the available loan commitment. Currently, we have no amounts outstanding under the credit facility.

The new credit facility establishes financial covenants for leverage, interest coverage, fixed charge coverage and unsecured interest coverage at levels that are generally less stringent than those that would have been applicable under the prior facility. The new credit facility also imposes other customary covenants and restrictions. In many cases, the covenants have been modified to be comparable with the requirements under our senior note indenture.

In the event we do not satisfy a minimum interest coverage ratio and certain other conditions, both the new credit facility and our senior note indenture restrict our ability to incur debt, except debt incurred under our new credit facility or in connection with a refinancing of existing debt. In addition, failure to satisfy this ratio will restrict our ability to declare and pay dividends, except dividends necessary to maintain our status as a REIT. As a result of the effect on our business of the September 11 terrorist attacks and the 2001 recession we did not meet our specified minimum interest coverage ratio beginning in the third quarter. Accordingly, we are subject to the restrictions discussed

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

above, although we may take certain actions to achieve compliance on a pro forma basis. These actions include, among others, retiring existing debt, swapping certain of our fixed interest rate debt for lower floating interest rate debt or the acquisition of less leveraged properties. While we believe that we have the ability to complete these actions, there can be no assurance that these options will be available to us later in the year, or if available, that these options would be at a price that would be acceptable.

We have $3.2 billion of senior notes outstanding as of June 14, 2002. On June 25, 2002, the $450 million of outstanding 9 1/2% Series H notes were exchanged for 9 1/2% Series I notes. The terms of the Series I notes are substantially identical to the terms of the Series H notes except that the Series I notes are registered under the Securities Act of 1933 and are, therefore, freely transferable.

Hotel Acquisition. Effective June 14, 2002 we completed the acquisition of the 1,139-room Boston Marriott Copley Place for $214 million consisting of a $117 million cash payment and the assumption of $97 million in mortgage debt. The property is located in downtown Boston, Massachusetts and is part of a 3.7 million square foot high-end mixed use development, which includes 200 upscale retail shops and restaurants and is adjacent to the Hynes Convention Center. The acquisition is consistent with our strategy of buying upper-upscale properties in hard to duplicate urban, convention and resort locations. We believe that the Boston market has been particularly hard hit by the slowdown in the economy in recent years and that, as a result, should benefit from an eventual improvement in business in this market.

Insurance Coverage. The insurance markets nationwide were significantly affected by the terrorist attacks on September 11, 2001 and as a result it has become more difficult and more expensive to obtain adequate insurance coverage. We recently obtained new comprehensive insurance policies including general liability, property, business interruption and other risks with respect to all of our properties. We believe our insurance coverage is appropriate to protect our properties. However, the terrorism coverage we have obtained excludes various risks such as nuclear or biological acts, and is subject to annual aggregate limits. For our Marriott-operated properties, these aggregate limits are shared among various properties including other properties managed by Marriott International that are not owned by us. The insurance on our Non-Marriott branded properties has been renewed under similar terms, except that this coverage is not shared among other owners. Additionally, our new policies have significantly higher premiums, although these costs should remain at less than 0.1% of our annual revenues. We estimate that insurance costs for these hotel-related property and terrorism insurance policies will increase approximately $13 million to $25 million in 2002.

In addition, our debt agreements typically require us to maintain a minimum rating of our insurance carrier from Standard & Poors, A.M. Best or other rating agencies. Currently, we do not satisfy the requirement for a minimum Standard & Poors rating of AA for seven of our properties subject to approximately $739 million of indebtedness. We have notified our lenders regarding this situation, and we have obtained, for certain of our Marriott-managed properties that have mortgage debt, insurance coverage provided by a carrier with a rating from Standard & Poors of AA- and a rating from A.M. Best of A+XV. However, we cannot assure you that each of our lenders will be satisfied with the AA- rating level of our current carrier. If the lenders are unwilling or unable to amend or waive these covenants, or if we are unable to obtain insurance coverage that complies with the covenants in these loan agreements the lenders may determine that we are out of compliance with the terms of the relevant debt agreement in which case to the extent the lenders chose to pursue their remedies and we were unable to prevent this course of action we may be required to refinance the debt, with debt carrying different insurance requirements. There can be no assurances that we will be able to complete such a refinancing on terms acceptable to us or at all. We describe changes to our insurance coverage and the risks related thereto in Part II, Item 5 of this report.

Management and Other Agreements. On July 25, 2002, we completed our negotiations with Marriott International of changes to the management and other agreements for substantially all of our Marriott- and Ritz-Carlton-managed hotels. We believe that these changes, which are effective as of December 29, 2001, will provide meaningful benefits to us. We estimate that the cash flow benefit from these modifications will be approximately $8 million in 2002 and increase to approximately $25 million by 2006, of which approximately two-thirds is related to cost reductions and other benefits and one-third is related to reduction in incentive management fees. The management contract changes include the following:

      . Providing additional approval rights over hotel operating budgets, capital budgets, shared service programs, and changes to certain system wide programs;

      . Reducing the amount of working capital requirements, and expanding an existing agreement that allows us to fund FF&E expenditures as incurred from a consolidated account rather than escrowing funds at the hotel level, which collectively increases cash available to us for general corporate purposes by approximately $125 million;

      .   Reducing incentive management fees payable on Marriott-managed hotels;

      .   Reducing the amount we pay related to frequent guest programs;

      . Gradually reducing the amounts payable with respect to various centrally administered programs; and,

      . Providing additional territorial restrictions for certain hotels in 10 markets.

      In addition to these modifications, we have expanded the pool of hotels subject to an existing agreement that allows us to sell assets unencumbered by a Marriott management agreement without the payment of termination fees. The revised pool will include forty-six assets, 75% (measured by EBITDA) of which may be sold over approximately a ten year or greater period. This flexibility will enhance the value of these assets and our ability to recycle capital.

      We have also agreed to terminate Marriott International's right to purchase up to 20% of each class of our outstanding voting shares upon certain changes of control and to clarify existing provisions in the management agreements that limit our ability to sell a hotel or our company to a competitor of Marriott International.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Change in Certifying Accountant. On May 22, 2002, upon the recommendation of our Audit Committee, the Board of Directors dismissed Arthur Andersen LLP as the Company's independent auditors and appointed KPMG LLP to serve as Host Marriott's independent auditors for the current fiscal year, which ends on December 31, 2002. The change in auditors was effective on May 22, 2002.

Increase in Ownership of San Diego Marina Hotel. We own our interest in the San Diego Marriott Marina hotel through a partnership with outside investors. These outside investors have a right to exchange their hotel partnership interests for OP Units. In April 2002, the investors elected to exchange 6,875,844 partnership units for OP Units, which increased our ownership in the partnership that owns the hotel from a 51% interest to a 90% interest. The minority partner continues to receive fees for marketing and other services, which totaled $1.7 million and $2.0 million for the twenty-four weeks ended June 14, 2002 and June 15, 2001, respectively. We have agreed to promptly register the equivalent shares of common stock with the SEC for resale by such investors upon conversion of their OP Units. We would receive no proceeds from the sale of these shares.

Lodging Performance

For the second quarter of 2002, RevPAR for comparable hotels decreased approximately 9.8% when compared to the same period in 2001. The decline is the result of a decrease in average occupancy of 1.6 percentage points and the decline of average room rates of 7.9%. Also, year-to-date RevPAR decreased 11.0%, as occupancy decreased 1.9 percentage points and room rates declined by 8.6%. A significant portion of the decline in room rate is a result of the change in the mix of business to lower rated group and transient segments rather than simply a reduction in room rate. If the rate of economic growth continues to improve and airline travel increases, we expect it to create a rising demand for our properties, particularly amongst individual business travelers, a segment which typically pays a higher rate.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The changes in our RevPAR reflect a decline in operations in every region for the quarter and year-to-date; however, the decreases in RevPAR varied across the country. For example, our hotels in the Pacific region had a significant decline as a result of a weakened technology industry, declining attendance at citywide events and significant reductions in airline travel to the San Francisco Airport. RevPAR for the twenty-four weeks ended June 14, 2002 at our hotels in San Francisco and Los Angeles declined 27.3% and 19.3%, respectively, when compared to the same period in 2001. However, our performance in other cities was much better. For example, our three hotels in Philadelphia and three hotels in San Antonio had RevPAR improvements of 4.0% and 7.1%, respectively, for the twenty-four week period ended June 14, 2002. These cities were able to take advantage of strong convention sales to generate an increase in RevPAR.

The charts below set forth performance information for our comparable properties as of June 14, 2002:

                                                                           Comparable by Region
                                                                            Twelve Weeks Ended
                           As of June 14, 2002               June 14, 2002                      June 15, 2001
                          -----------------------   --------------------------------   ---------------------------------
                                                                 Average                             Average                Percent
                              No. of       No. of    Average    Occupancy                Average    Occupancy              Change in
                          Properties (1)    Rooms   Daily Rate Percentages   RevPAR    Daily Rate  Percentages   RevPAR     RevPAR
                          --------------   ------   --------------------------------   ---------------------------------   ---------
Atlanta ................          15        6,563   $  147.85     69.0%    $  101.99   $  159.06      70.5%    $  112.08     (9.0)%
DC Metro ...............          13        4,998      144.63     76.9        111.17      160.41      75.0        120.26     (7.6)
Florida ................          13        7,581      163.43     73.4        119.95      173.42      74.4        129.00     (7.0)
International ..........           4        1,641       97.90     72.9         71.37      105.21      77.1         81.11    (12.0)
Mid-Atlantic ...........           9        6,222      191.15     79.0        150.93      200.35      81.4        163.18     (7.5)
Mountain ...............           8        3,313      107.90     69.3         74.79      116.10      70.6         81.91     (8.7)
New England ............           6        2,277      134.37     69.1         92.91      158.15      71.7        113.38    (18.1)
North Central ..........          15        5,395      122.52     69.3         84.87      138.57      70.9         98.31    (13.7)
Pacific ................          23       11,817      155.81     70.2        109.33      173.57      74.5        129.43    (15.5)
South Central ..........          12        6,515      134.14     81.0        108.66      140.18      79.1        110.86     (2.0)
                             -------      -------
     All Regions .......         118       56,322      148.17     73.2        108.42      160.94      74.8        120.26     (9.8)
                             =======      =======

                                                                           Comparable by Region
                                                                          Twenty-four Weeks Ended
                           As of June 14, 2002               June 14, 2002                      June 15, 2001
                          -----------------------   --------------------------------   ---------------------------------
                                                                 Average                             Average                Percent
                              No. of       No. of    Average    Occupancy                Average    Occupancy              Change in
                          Properties (1)    Rooms   Daily Rate Percentages   RevPAR    Daily Rate  Percentages   RevPAR     RevPAR
                          --------------   ------   --------------------------------   ---------------------------------   ---------
Atlanta ................          15        6,563   $  145.52     69.1%    $  100.50   $  158.25      71.6%    $  113.25    (11.3)%
DC Metro ...............          13        4,998      140.51     70.2         98.66      159.82      70.3        112.35    (12.2)
Florida ................          13        7,581      168.41     76.4        128.65      182.96      77.4        141.60     (9.1)
International ..........           4        1,641       96.26     68.7         66.09      103.36      73.3         75.73    (12.7)
Mid-Atlantic ...........           9        6,222      184.29     77.6        143.03      195.91      78.6        153.94     (7.1)
Mountain ...............           8        3,313      117.82     68.9         81.21      120.16      71.9         86.43     (6.0)
New England ............           6        2,277      127.21     64.0         81.46      148.00      66.8         98.83    (17.6)
North Central ..........          15        5,395      117.92     65.7         77.52      133.45      67.8         90.41    (14.3)
Pacific ................          23       11,817      156.51     70.3        110.08      177.35      74.5        132.14    (16.7)
South Central ..........          12        6,515      137.17     79.9        109.57      143.53      79.2        113.68     (3.6)
                             -------      -------
     All Regions .......         118       56,322      148.15     72.1        106.81      162.15      74.0        120.06    (11.0)
                             =======      =======

____________
(1) Consists of 118 properties owned, directly or indirectly, by us for the entire first and second quarters of 2002 and 2001, respectively, excluding properties with non-comparable operating environments as a result of acquisitions, dispositions, property damage and expansions and development projects during the periods being compared.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The charts below set forth performance information for our entire portfolio as of June 14, 2002:

                                                                         All Properties by Region
                                                                            Twelve Weeks Ended
                           As of June 14, 2002               June 14, 2002                      June 15, 2001
                          -----------------------   --------------------------------   ---------------------------------
                                                                 Average                             Average                Percent
                              No. of       No. of    Average    Occupancy                Average    Occupancy              Change in
                          Properties(1)    Rooms(1) Daily Rate Percentages   RevPAR    Daily Rate  Percentages   RevPAR     RevPAR
                          ----------       -----    --------------------------------   ---------------------------------   ---------
Atlanta ................          15        6,563   $  147.85      69.0%   $  101.99   $  159.06       70.5%   $  112.08      (9.0)%
DC Metro ...............          13        4,998      144.63      76.9       111.17      160.41       75.0       120.26      (7.6)
Florida ................          14        7,876      167.10      72.9       121.78      173.42       74.4       129.00      (5.6)
International ..........           6        2,553      109.88      72.2        79.38      119.09       75.0        89.27     (11.1)
Mid-Atlantic ...........          10        6,726      190.62      78.8       150.14      200.33       81.5       163.35      (8.1)
Mountain ...............           8        3,313      107.87      69.3        74.77      116.60       69.1        80.56      (7.2)
New England ............           7        3,416      134.85      69.2        93.33      158.15       71.7       113.38     (17.7)
North Central ..........          15        5,395      122.52      69.3        84.87      138.57       70.9        98.31     (13.7)
Pacific ................          23       11,817      155.81      70.2       109.33      173.75       74.5       129.43     (15.5)
South Central ..........          12        6,515      134.14      81.0       108.66      137.76       78.6       108.34       0.3
                             -------      -------
     All Regions .......         123       59,172      148.78      73.1       108.75      161.31       74.8       120.62      (9.8)
                             =======      =======

                                                                 All Properties by Region
                                                                  Twenty-four Weeks Ended
                           As of June 14, 2002               June 14, 2002                      June 15, 2001
                          -----------------------   --------------------------------   ---------------------------------
                                                                 Average                             Average                Percent
                              No. of       No. of    Average    Occupancy                Average    Occupancy              Change in
                          Properties(1)    Rooms(1) Daily Rate Percentages   RevPAR    Daily Rate  Percentages   RevPAR     RevPAR
                          ----------       -----    --------------------------------   ---------------------------------   ---------
Atlanta ................          15        6,563   $  145.52      69.1%   $  100.50   $  158.25       71.6%   $  113.25     (11.3)%
DC Metro ...............          13        4,998      140.51      70.2        98.66      159.82       70.3       112.35     (12.2)
Florida ................          14        7,876      171.79      75.9       130.39      182.96       77.4       141.60      (7.9)
International ..........           6        2,553      109.61      69.2        75.83      112.88       72.8        82.20      (7.8)
Mid-Atlantic ...........          10        6,726      183.48      77.1       141.50      198.51       78.5       155.82      (9.2)
Mountain ...............           8        3,313      117.77      68.9        81.18      125.34       71.4        89.55      (9.4)
New England ............           7        3,416      127.52      64.1        81.72      148.00       66.8        98.83     (17.3)
North Central ..........          15        5,395      117.92      65.7        77.52      133.45       67.8        90.41     (14.3)
Pacific ................          23       11,817      156.51      70.3       110.08      177.35       74.5       132.14     (16.7)
South Central ..........          12        6,515      136.78      79.2       108.36      142.10       79.0       112.20      (3.4)
                             -------      -------
     All Regions .......         123       59,172      148.67      72.0       106.97      163.28       74.1       121.00     (11.6)
                             =======      =======

(1)  For 2001, the results of operations represent 125 hotels with 60,080 rooms.

During the second quarter of 2001, we began to work with our managers to control operating costs at our hotels through eliminating management positions, closing unprofitable operations and other cost control measures. We continued these measures during the first two quarters of 2002, which resulted in a decrease in labor costs at the hotels, productivity improvements and lower utility costs. Additionally, decreases in our hotel margins were partially offset by reduced incentive management fees and relatively stronger food and beverage results. However, our ability to achieve significant additional reductions in variable costs is limited. We believe that we will see less of a year-over-year decline in margins in the third quarter of 2002 than we saw in the second quarter of 2002. Furthermore, during the fourth quarter we expect margins to improve when compared to the fourth quarter of 2001 as we experience significant increases in RevPAR over the exceptionally depressed levels in 2001. For the full year of 2002, we expect an overall decline in comparable property-level operating margins of 75 to 150 basis points when compared to 2001.

We continue to work with the Port Authority of New York and New Jersey and the Lower Manhattan Development Corporation to determine how the World Trade Center site in New York will be redeveloped. We anticipate that it will be several years before these issues are resolved. We are also working closely with our insurance companies to resolve our claims related to the destruction of the

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Marriott World Trade Center and the damage to the New York Marriott Financial Center, including negotiating insurance payments for property damage as well as business interruption. We reopened the New York Marriott Financial Center on January 7, 2002. We have received no insurance proceeds for property damage at the World Trade Center. To the extent that we do, it will be held in escrow by a trustee until a final resolution on the site is determined.

During 2002, we expect to receive additional business interruption proceeds for what we believe our operating results would have been absent the terrorist attacks, although the actual receipt of some of these proceeds may not happen before December 31, 2002. In addition, special restrictive accounting rules developed for the events of September 11, 2001 may delay our ability to recognize a portion of the business interruption advances as income until we resolve certain contingencies with our insurance providers. Since September 11, 2001, the Company has received $40 million in insurance proceeds with respect to the two hotels, $10 million of which was received subsequent to June 14, 2002. Of the $40 million received, we have offset $13 million of operating expenses at the properties and spent an additional $5 million in building repairs.

Results of Operations

2002 Compared to 2001

Revenues. Hotel sales decreased $62 million, or 6.5%, to $896 million for the twelve weeks ended June 14, 2002 and decreased $137 million, or 7.6%, to $1,660 million for the twenty-four weeks ended June 14, 2002. This decline reflects the continued weakness in the lodging industry, primarily as a result of reduced business travel. We have adjusted our rooms sales mix to reflect this trend and, as a result, have increased the amount of group business at our properties. Although group business typically has a lower rate as compared to individual business travelers, the difference has been mitigated by greater occupancy levels and additional food and beverage revenues.

Rental income decreased $12 million, or 33.3%, to $24 million for the second quarter of 2002 compared to the second quarter of 2001 and decreased $20 million, or 28.6% to $50 million for the twenty-four weeks ended June 14, 2002, when compared to the same period in 2001. Rental income for the twenty-four weeks ended June 14, 2002 and June 15, 2001 includes: 1) lease income from our limited service hotel leases of $31 million for both periods, 2) lease income from full-service hotel leases of $17 million and $37 million, respectively, and
3) office space rental income of $2 million for both periods. We repurchased the lessee entities with respect to four of the five full-service hotels leased to third parties effective June 16, 2001, terminating those leases for financial reporting purposes. As a result, we currently record rental income with respect to only one full-service hotel.

Operating Costs and Expenses. Operating costs and expenses decreased $52 million, or 6.4%, to $771 million for the second quarter of 2002 compared to the second quarter of 2001. For the twenty-four weeks ended June 14, 2002, operating costs and expenses decreased $95 million, or 6.2%, to $1.45 billion from the same period in 2001. This decline is the result of our efforts to control operating costs at the hotels and the overall decline in demand. Rental and other expense for the twenty-four weeks ended June 14, 2002 and June 15, 2001, includes expense for our limited service hotel leases of $32 million and $33 million, respectively, and office building expenses of $1 million for both periods. These expenses are included in taxes, insurance and other property-level expenses on the consolidated statements of operations.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Depreciation and Amortization. Depreciation and amortization expense decreased $16 million or 16.0% for the second quarter of 2002 versus the second quarter of 2001, and decreased $9 million or 5.1% year-to-date. The decline in depreciation expense reflects a $13 million impairment charge due to the reclassification of certain hotels from held-for-use to held-for-sale recorded during the second quarter of 2001, the sale of three hotels during the second half of 2001, and the loss of the Marriott World Trade Center as a result of the September 11th terrorist attacks. These declines were partially offset by the increased depreciation related to the opening of the Ritz-Carlton, Naples Golf Resort in January, 2002 and the consolidation of three hotels and other equipment as a result of the acquisition of the voting interests in Rockledge Hotel Properties, Inc. during April 2001.

Corporate Expenses. For the twenty-four weeks ended June 14, 2002, corporate expenses increased $3 million, primarily as a result of an increase in stock-based compensation expense related to the increase in the Company's stock price since year-end.

Minority Interest Expense. The variance in minority interest expense is due in part to the decrease in the weighted average minority interest ownership in the Operating Partnership from 17% as of June 15, 2001 to 8% as of June 14, 2002. The decline is also a reflection of the decrease in our results of operations as described above.

Equity in Earnings (Losses) of Affiliates. For the twenty-four weeks ended June 14, 2002, equity in losses of affiliates was $3 million compared to equity in earnings of affiliates of $4 million during the twenty-four weeks ended June 15, 2001. The decrease primarily reflects our share of operating losses on investments in CBM Joint Venture LLC and JWDC Limited Partnership.

Discontinued Operations. During January of 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted January 1, 2002, the hotel's income from operations, net of tax, of $7 million was recorded as discontinued operations. Additionally, the standard requires the reclassification of the previously reported earnings of the discontinued hotel to discontinued operations. As a result, for the first two quarters of 2001, we recorded a loss from discontinued operations of $1 million, net of taxes, for the operations of the St. Louis Marriott Pavilion.

Extraordinary Gain. During the twenty-four weeks ended June 14, 2002, we recorded an extraordinary gain, net of tax, of $6 million representing the extinguishment of debt on the St. Louis Marriott Pavilion, which we transferred to the lender.

Net Income Available to Common Shareholders. The decrease reflects the previously discussed changes in operations as well as the increase in dividends on preferred stock due to the issuance of $144 million Class C preferred stock during the second quarter of 2001.

Liquidity and Capital Resources

Our principal sources of cash are cash from operations, borrowings under our revolving credit facility and our ability to obtain additional financing through various financial markets. In addition, as a result of the recently completed agreement with Marriott International, we will be receiving approximately $125 million in cash which will be available for general corporate purposes. Our principal uses of cash are capital expenditures at our properties and payments on debt and distributions to our equityholders and minority owners of the operating partnership. We believe our sources of cash will be sufficient to meet our liquidity needs.

During the twenty-four weeks ended June 14, 2002, we reported a decrease in cash and cash equivalents of $109 million, primarily a result of $117 million of cash used for the purchase of the Boston Marriott Copley Place. At June 14, 2002, we maintained $243 million of cash on hand, no outstanding debt on our

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

credit facility and no significant debt maturities until 2005. Our new long-term credit facility, which we negotiated during the second quarter, is smaller but contains less restrictive covenants than our previous facility. We do not believe we will need to access the credit facility during 2002.

In addition to the recent acquisition of the Boston Marriott Copley, we remain interested in both single asset and portfolio transactions and expect that over the next couple of years there will be more opportunities to acquire assets that are consistent with our target profile. On the disposition front, we are continuing our efforts to sell non-core assets in slower growth markets that are not consistent with our preferred portfolio. We are currently forecasting dispositions of $75 to $100 million this year.

Cash from Operations. During 2002, our cash provided by operations increased by $127 when compared to the same period in 2001. The increase over prior year is primarily due to $204 million of operating cash used in the first half of 2001 for the purchase of the Crestline lessee entities, which was offset by the declining cash from operations at the hotels.

Cash from/used in Investing Activities. Based on our assessment of the current operating environment and to conserve capital, we have continued our disciplined approach to capital expenditures during 2002. As a result, capital expenditures at our properties have decreased by $48 million, or 33.3%, when compared to the same period in 2001. We have achieved these decreases while focusing on property maintenance and selected improvements to maintain high quality standards. We anticipate spending approximately $185 million on capital expenditures in 2002. As a result of the changes in the management agreements with Marriott International discussed above, approximately $75 million of funds previously held in escrow accounts for capital expenditures at certain properties will be returned to us. While we continue to be obligated to fund capital expenditures at these properties as such expenditures are approved by us, this modification will enable us to use the available funds for general corporate purposes on an ongoing basis. Other investing activity included the purchase of the Boston Marriott Copley Place for $117 million of cash. The acquisition is consistent with our strategy of buying upper-upscale properties in hard to duplicate urban, convention and resort locations.

Cash from/used in Financing Activities. During 2002, the cash used in financing activities primarily consisted of principal repayments on debt of $36 million and preferred stock dividend payments of $18 million. On June 17, 2002, the Company announced that the Board of Directors had declared a dividend of $0.625 per share of Preferred Stock, which was paid on July 15, 2002 to shareholders of record on June 28, 2002. We have not declared a dividend on our common stock during 2002. Our policy on paying common dividends has been to distribute the minimum amount necessary to maintain REIT status, which is generally an amount equal to our taxable income. We expect to be able to reinstate a minimal dividend on our common stock during the fourth quarter of 2002 if we continue to see improvement in our operations. It is our intention to continue to pay dividends on our QUIPs and preferred stock.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Aggregate Debt Maturities and Minimum Annual Rental Commitments on Non-Cancelable Leases. The table below summarizes our obligations for principal payments on our debt and the minimum lease payments due on our operating leases.

                                                                                  Operating
                           Senior Notes     Mortgage Debt         Other          Leases /(2)/
                          --------------   ---------------   ---------------   ---------------
2002/(1)/ ..............              --                26                --                58
2003 ...................              --               136                --               104
2004 ...................              --                83                --               101
2005 ...................             513                57                 3                97
2006 ...................             300               441                --                95
Thereafter .............           2,419             1,570               102             1,164
                           -------------    --------------   ---------------   ---------------
    Total ..............           3,232             2,313               105             1,619
                           =============    ==============   ===============   ===============

__________

/(1)/ Amounts shown for payments and minimum lease payments due on our operating leases for 2002 are for the third and fourth quarters of 2002 only.

/(2)/ $839 million of the total operating lease expenditures is for ground leases on our properties. $693 million of the total operating lease expenditures above relate to our sale-leaseback relationships with Hospitality Properties Trust (HPT) with regards to 53 Courtyard properties and 18 Residence Inn properties. In connection with the REIT conversion, we sublet the hotels to subsidiaries of Crestline Capital Corporation (Crestline), now a subsidiary of Barcelo Hotels and Resorts. Rent due to us under the non- cancelable sublease is equal to the minimum rent payable by us under the lease with HPT and includes an additional percentage rent payable to us. The percentage rent payable under the subleases is sufficient to cover any additional rent due under the non-recourse HPT lease, which is calculated based on the hotel sales, and is guaranteed by Crestline, up to a maximum amount of $30 million. Additionally, $41 million is due under the sublease with regard to our former restaurant business. None of the $734 million of rent due us under the subleases is included in the table above.

FFO and EBITDA

We consider Comparative Funds From Operations ("Comparative FFO"), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, adjusted for significant non-recurring items detailed in the chart below, and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) ("EBITDA") to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other real estate investment trusts. However, Comparative FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and other items have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentations.

We are the sole general partner in the Operating Partnership and as of June 14, 2002 and June 15, 2001 held approximately 90% and 92%, respectively, of the outstanding OP Units. The $10 million and $26 million deducted from the Comparative FFO for the twelve weeks ended June 14, 2002 and June 15, 2001, respectively, and $16 million and $51 million for the twenty-four weeks ended June 14, 2002 and June 15, 2001, respectively, represent the Comparative FFO attributable to the interests in the Operating Partnership of those minority partners. Additionally, the $30 million deducted from the EBITDA of Host

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LP for the twenty-four week period ended June 15, 2001 represents the distributions made by the Company to the outside holders of the OP Units. No distributions have been made during 2002. OP Units owned by holders other than us are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

                                                                     Twelve Weeks Ended        Twenty-four Weeks Ended
                                                                  ------------------------     ------------------------
                                                                   June 14,      June 15,       June 14,      June 15,
                                                                     2002          2001           2002          2001
                                                                  ----------    ----------     ----------    ----------
Income from continuing operations ............................    $       24    $       50     $       12    $       82
  Effect on revenue of SAB 101 ...............................             1             8              2            15
  Interest expense ...........................................           106           104            211           207
  Dividends on Convertible Preferred Securities ..............             8             8             15            15
  Depreciation and amortization ..............................            84           100            168           177
  Minority interest expense ..................................             6            11             11            26
  Income taxes ...............................................            11            12             15            15
  Equity in (earnings) losses of affiliates ..................            (1)           (2)             3            (4)
  Lease repurchase expense ...................................            --             5             --             5
  Other non-cash changes, net ................................            (1)            8              6             4
                                                                  ----------    ----------     ----------    ----------

EBITDA of Host LP ............................................           238           304            443           542

   Distributions to minority interest partners of Host LP ....            --           (13)            --           (30)
                                                                  ----------    ----------     ----------    ----------

EBITDA of Host REIT ..........................................    $      238    $      291     $      443    $      512
                                                                  ==========    ==========     ==========    ==========


EBITDA of Host LP ............................................           238           304            443           542

   Interest expense ..........................................          (106)         (104)          (211)         (207)
   Dividends on convertible preferred securities .............            (8)           (8)           (15)          (15)
   Dividends on preferred stock ..............................            (9)           (9)           (18)          (14)
   Income tax expense ........................................           (11)          (12)           (15)          (15)
   Effective impact of lease repurchase ......................             3             3              6             3
   Partnership adjustments and other .........................             3            (6)            (8)           --
                                                                  ----------    ----------     ----------    ----------
Comparative Funds From Operations of Host LP
   available to common unitholders ...........................           110           168            182           294
   Comparative Funds From Operations of minority
     partners of Host LP .....................................           (10)          (26)           (16)          (51)
                                                                  ----------    ----------     ----------    ----------
Comparative Funds From Operations available to
   common shareholders of Host REIT ..........................    $      100    $      142     $      166    $      243
                                                                  ==========    ==========     ==========    ==========

Our interest coverage ratio, defined as EBITDA divided by cash interest expense, was 2.2 times and 2.5 times for the 2002 and 2001 twenty-four week periods, respectively, and 2.0 times for full year 2001. The ratio of earnings to fixed charges and preferred dividends was 1.2 to 1.0 in the second quarter of 2002 versus 1.5 to 1.0 in the second quarter of 2001. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2001.

                           HOST MARRIOTT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Historically, our debt has primarily been fixed rate, including all of our outstanding senior notes. However, certain of our financial instruments are sensitive to changes in interest rates, including our credit facility and the mortgage debt on our Canadian properties. There were no amounts outstanding on the credit facility during the second quarter and as of June 14, 2002. The spread we pay over LIBOR on borrowings under the new credit facility will adjust based on our leverage ratio. The Canadian mortgage debt, which is denominated in US dollars and had a balance of $96.6 million at June 14, 2002, has an interest rate based on LIBOR plus 275 basis points. The weighted average interest rate for this mortgage debt was 4.7% for the twenty-four weeks ended June 14, 2002 and 5.5% for the year ended December 31, 2001.

Subsequent to the Series H senior note offering in December 2001, we entered into an interest rate swap agreement that effectively converts our obligation under the $450 million of indebtedness from a fixed rate to a floating rate based on 30 day LIBOR plus 450 basis points. The swap became effective on January 15, 2002 and matures in January 2007. A change in the LIBOR rate of 100 basis points will result in $4.5 million increase or decrease in interest expense. The swap has been designated as a fair value hedge and changes in the interest rate over the life of the agreement are recorded as an adjustment to interest expense. Changes in the fair value of the swap and the notes are reflected on the balance sheet as offsetting changes and have no income statement effect.

During January of 2002, we purchased, for $3.5 million, a 5-year interest rate cap with a notional amount of $450 million. The interest rate cap limits our exposure under the Series H interest rate swap to the extent that the floating rate we are required to pay under that agreement exceeds 14%. Changes in interest rates will affect the fair value of the cap. The gains or losses from the changes in the market value of the cap will be recorded in other income or expense in the current period. The fair value of this cap has decreased during 2002 and we have recorded expenses of $2.2 million and $1.1 million for the twenty-four weeks and twelve weeks ended June 14, 2002, respectively.

Exchange Rate Sensitivity

In connection with the mortgage debt discussed above, our Canadian subsidiaries entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to US dollars on a monthly basis to cover debt service payments on the mortgage debt. This swap has been designated as a cash flow hedge of the principal payments, and the forward contracts are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. The fair value of the forward contracts was ($55) thousand at June 14, 2002 and $1.5 million at December 31, 2001.

In addition, our hotels in Mexico have earnings that are denominated in pesos while the debt obligations on these properties are denominated in dollars. We have not hedged our currency risk in Mexico, however the peso has appreciated significantly since our original investment in these hotels. To the extent that the peso declines in value versus the dollar, some or all of the benefit due to the appreciation of the peso may be offset. We are exploring refinancing the debt on our hotels in Mexico, with the intent of replacing the current debt with peso denominated debt. However, there can be no assurance that we be successful in completing such a refinancing.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     We believe all of the lawsuits in which we are a defendant are without merit and we intend to defend vigorously against such claims; however, no assurance can be given as to the outcome of any of the lawsuits. We do not believe the outcome of any of the current lawsuits will materially effect our financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company held its Annual Meeting of Shareholders on May 16, 2002.

     (c) (i) Votes regarding the election of one Director for a term expiring in 2005 were as follows:

     Term expiring in 2005          FOR              AGAINST        WITHHELD
                                  -------------      -------       ---------
     John G. Schreiber              226,010,422         0          1,793,223

         (ii) Votes on a shareholder proposal that the Board of Directors take the necessary steps to reinstate the election of all directors annually, instead of the election of staggered classes were as follows:

                                                 ABSTENTIONS AND
FOR                       AGAINST                BROKER NONVOTES
----------              -----------              ---------------

71,4455                 123,037,013                 1,324,039

         (iii) Votes on a shareholder proposal that the Board of Directors take the necessary steps to nominate at least two candidates for each open board position were as follows:

FOR                       AGAINST                ABSTENTIONS AND
----------              -----------              BROKER NONVOTES
                                                 ---------------
5,491,772               187,678,919                 2,683,816

         (iv) Votes on a shareholder proposal that the Board of Directors take the measures necessary to change the Company's jurisdiction of incorporation from Maryland to Delaware were as follows:

FOR                       AGAINST                ABSTENTIONS AND
----------              -----------              BROKER NONVOTES
                                                 ---------------
38,659,040              155,675,350                 1,520,117

Item 5.  Other Items

RISK FACTORS

Risks of Ownership of Our Common Stock

There are limitations on the ability of investors to acquire our common stock and to effect a change in control. Our charter and bylaws, the partnership agreement of the Operating Partnership, our shareholder rights plan, the Maryland General Corporation Law and certain contracts contain a number of provisions that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

   . Ownership limit. The 9.8% ownership limit described under "Risk Factors--Risks of Ownership of Our Common Stock--There are possible adverse consequences of limits on ownership of our common stock" may have the effect of precluding a change in control of us by a third party without the consent of our Board of Directors, even if the change in control would be in the interests of our shareholders, and even if the change in control would not reasonably jeopardize our REIT status.

   . Staggered board. Our Board of Directors consists of seven director positions, one of which is currently vacant, but our charter provides that the number of our directors may be increased or decreased according to our bylaws, provided that the total number of directors is not less than three nor more than 13. Pursuant to our bylaws, the number of directors will be fixed by our Board of Directors within the limits set forth in our charter. Our Board of Directors is divided into three classes of directors. Directors for each class are chosen for a three-year term when the term of the current class expires. The staggered terms for directors may affect our shareholders' ability to effect a change in control of us, even if a change in control would be in the interests of our shareholders.

   . Removal of Board of Directors. Our charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than our common stock, directors may be removed only for cause and only by the affirmative vote of shareholders holding at least two-thirds of our outstanding shares entitled to be cast for the election of directors. Vacancies on the Board of Directors may be filled by the concurring vote of a majority of the remaining directors and, in the case of a vacancy resulting from the removal of a director by the shareholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

   . Preferred shares; classification or reclassification of unissued shares of capital stock without shareholder approval. Our charter provides that the total number of shares of stock of all classes which we have authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 14,140,000 shares of preferred stock were issued and outstanding as of July 15, 2002. Our Board of Directors has the authority, without a vote of shareholders, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock, or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of our shareholders. Because our Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, our Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of our common stock.

   . Consent rights of the limited partners. Under the partnership agreement of the Operating Partnership, we generally will be able to merge or consolidate with another entity with the consent of partners holding percentage interests that are more than 50% of the aggregate percentage interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by us, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as our shareholders. We, as holder of a majority of the limited partnership interests, would be able to control the vote. Under our charter, holders of at least two-thirds of our outstanding shares of common stock generally must approve the merger or consolidation.

   . Maryland business combination law. Under the Maryland General Corporation Law, specified "business combinations," including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation's then outstanding shares, or an "interested shareholder," or an affiliate of the interested shareholder are prohibited for five years after the most recent date in which the interested shareholder becomes an interested shareholder. Thereafter, any of these specified business combinations must be approved by 80% of the outstanding voting shares, and by two-thirds of the voting shares other than voting shares held by an interested shareholder unless, among other conditions, the corporation's common shareholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder. We are subject to the Maryland business combination statute.

   . Maryland control share acquisition law. Under the Maryland General Corporation Law, "control shares" acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror and by officers or directors who are employees of the corporation. "Control shares" are voting shares which, if aggregated with all other voting shares previously acquired by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A "control share acquisition" means the acquisition of control shares, subject to specified exceptions. We are subject to these control share provisions of Maryland law, subject to an exemption for Marriott International pursuant to its purchase right discussed below. See "Risk Factors--Risks of Ownership of Our Common Stock--There are limitations on the ability of investors to acquire our common stock and to effect a change in control--Marriott International purchase right".

   . Merger, consolidation, share exchange and transfer of our assets. Pursuant to our charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer our assets within the meaning of the Maryland General Corporation Law if approved (1) by our Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by our shareholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of us with or into a trust organized for the purpose of changing our form of organization from a corporation to a trust requires only the approval of our shareholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of shareholders and a share exchange is only required to be approved by a Maryland corporation by its Board of Directors. Our voluntary dissolution also would require approval of shareholders holding two-thirds of all the votes entitled to be cast on the matter.

   . Amendments to our charter and bylaws. Our charter contains provisions relating to restrictions on transferability of our common stock, the classified Board of Directors, fixing the size of our Board of Directors within the range set forth in our charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the Board of Directors and approved by our shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, our charter and bylaws provide that directors have the exclusive right to amend our bylaws. Amendments of this provision of our charter also would require action of our Board of Directors and approval by shareholders holding two-thirds of all the votes entitled to be cast on the matter.

   . Shareholder rights plan. We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a newly created series of junior preferred shares, subject to our ownership limit described below. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring persons becoming the beneficial owner of 20% or more of our outstanding common stock. The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.

There are possible adverse consequences of limits on ownership of our common stock. To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include some entities. In addition, a person who owns, directly or by attribution, 10% or more of an interest in a tenant of ours, or a tenant of any partnership in which we are a partner, cannot own, directly or by attribution, 10% or more of our shares without jeopardizing our qualification as a REIT. Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, the ownership limit under our charter prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group, of more than 9.8% of the issued and outstanding shares of our common stock, subject to an exception for shares of our common stock held prior to our conversion into a REIT (referred to as the "REIT conversion") so long as the holder would not own more than 9.9% in value of our outstanding shares after the REIT conversion, and prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person, or persons acting as a group, of more than 9.8% of the issued and outstanding shares of any class or series of our preferred shares. Together, these limitations are referred to as the "ownership limit". Our Board of Directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as "individuals" for purposes of the Internal Revenue Code if the Board of Directors is satisfied, based upon information required to be provided by the party seeking the waiver and, if it determines necessary or advisable, upon an opinion of counsel satisfactory to our Board of Directors, that ownership in excess of this limit will not cause a person who is an individual to be treated as owning shares in excess of the ownership limit, applying the applicable constructive ownership rules, and will not otherwise jeopardize our status as a REIT for federal income tax purposes (for example, by causing any of our tenants to be considered a "related party tenant" for purposes of the REIT qualification rules). Common stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired the common stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of common stock or to receive any proceeds from the subsequent sale of the common stock in excess of the lesser of the price paid for the common stock or the amount realized from the sale. A transfer of shares of our common stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of our common stock in excess of the ownership limit. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such transaction.

We depend on external sources of capital for future growth and we may be unable to access capital when necessary. As with other REITs, but unlike corporations generally, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because we generally are required to distribute to our shareholders at least 90% of our taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors many of which are outside of our control, including, without limitation, declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of dividends. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could materially adversely affect our future growth.

Sales of shares of our common stock that are, or become, available for sale, could adversely affect the price for shares of our common stock. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect prevailing market prices for our common stock. Holders of units of limited partnership interest in the Operating Partnership (referred to as "OP Units") may redeem their OP Units for cash, or at our discretion, for shares of our common stock. Holders who redeem their OP Units and receive common stock upon redemption will be able to sell those shares freely, unless the person is our affiliate and resale of the affiliate's shares is not covered by an effective registration statement. As of July 15, 2002, there were approximately 28.1 million OP Units outstanding (not including OP Units held directly or indirectly by us), all of which are currently redeemable by the holder for cash or, at our election, for an equivalent number of shares of common stock. Further, a substantial number of shares of our common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of our common stock reserved for options, and these shares of common stock would be available for sale in the public markets from time to time pursuant to exemptions from registration or upon registration. Moreover, we may issue additional shares of our common stock in the future. We can make no prediction about the effect that future sales of our common stock would have on the market price of our common stock.

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

Our future cash distributions on common stock may be limited by the terms of our indebtedness and the terms of our preferred stock. In order to maintain our status as a REIT, we are required to distribute to our stockholders at least 90% of our taxable income. We may be limited in our ability to pay dividends on our common stock in excess of the minimum amount necessary to maintain our REIT status because of restrictions contained in our new bank credit facility and the indenture governing substantially all of our senior notes. Under the terms of our new bank credit facility and the senior notes indenture, distributions to us by the Operating Partnership, which we depend upon in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distributions, the Operating Partnership can satisfy certain financial covenant tests and meet other requirements. For example, to make distributions to us, the Operating Partnership must in general have a consolidated coverage ratio (measuring the pro forma ratio of its consolidated EBITDA to its consolidated interest expense over a trailing four-quarter period) of greater than 2.0 to 1.0 in addition to satisfying other requirements. If it fails to meet this requirement, the Operating Partnership will only be able to make distributions to us, subject to compliance with certain other requirements, in the amounts we need to pay to our stockholders in order to maintain our qualification as a REIT. As of the beginning of the third quarter of 2002 we had a consolidated coverage ratio of less than 2.0 to 1.0. As a result, until we increase our ratio, and assuming it otherwise complies with the other terms of our indebtedness, the Operating Partnership will only be able to distribute to us enough cash to enable us to maintain our qualifications as a REIT.

Our ability to pay dividends on our common stock may be further limited by the terms of our preferred stock. Under the terms of each of our class A, class B and class C cumulative redeemable preferred stock, we are not permitted to pay dividends on our common stock unless full cumulative dividends have been paid (or funds for payment have been set apart for payment) on each such class of preferred stock for all past dividend periods. Therefore, our ability to pay a dividend on our common stock is subject to our having previously paid all cumulative dividends accrued on our outstanding classes of preferred stock. Since the issuance of each of our classes of preferred stock, all dividends on our preferred stock have been paid when due and there are no dividends accrued for prior quarters at this time.

In December 2001, in order to preserve cash flow and due to the uncertain economic environment, our Board of Directors decided to temporarily suspend the payment of dividends on our common stock, although we have continued to pay the regular quarterly dividend on our preferred stock. Because we currently fail to meet the consolidated coverage ratio discussed above under our new bank credit facility and the senior notes indenture, we will be able to reinstate the payment of dividends on our common stock only to the extent that the distributions we are required to make to maintain our status as a REIT exceed the cumulative dividends we are required to pay on our outstanding preferred stock. If we continue to experience improvement in our operations, we expect to be able to reinstate a minimal dividend on our common stock during the fourth quarter of 2002. However, we cannot provide assurance that we will be able to reinstate even a minimal dividend on our common stock and, when reinstated, we expect the amount of any such dividends to be meaningfully lower than the dividends we have previously paid to holders of our common stock prior to the suspension of such dividend payments.

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

   . reduced demand and increased operating costs and other conditions resulting from recent terrorist attacks;

   .   changes in business and pleasure travel;

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

As a result of continuing weak economic conditions resulting from the effects of the September 11, 2001 terrorist attacks and the 2001 economic recession, the lodging industry has experienced a significant decline in business caused by a reduction in travel, particularly in the business transient segment. As a result, room revenues of our hotels continued to decrease during the first and second quarters of 2002 compared to the prior year results. For the twenty-four weeks ended June 14, 2002, our comparable RevPAR decreased 11.0% from the same period in 2001 due to a decrease in occupancy of 1.9 percentage points to 72.1% combined with a decline in the average room rate of 8.6% to $148.15. We currently expect that reduced operating levels, as compared with 2001, will continue in the third quarter of 2002. We expect that fourth quarter operations will improve when compared to prior year, as fourth quarter 2001 operations were down significantly. There can be no assurance that the current weak economic conditions will not continue for an extended period of time and that they will not significantly affect our operations.

If, as a result of conditions such as those referenced above affecting the lodging industry, our assets do not generate income sufficient to pay our expenses, we will be unable to service our debt and maintain our properties.

Thirty of our hotels and assets related thereto are subject to various mortgages in an aggregate amount of approximately $2.3 billion. Although generally the debt is non-recourse to us and the Operating Partnership, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could foreclose on such assets and we would lose such assets. If the cash flow on such properties were not sufficient to provide us with an adequate return, we could opt to allow such foreclosure rather than make necessary mortgage payments with funds from other sources. However, we cannot assure you that permitting any such foreclosure would not adversely affect our long-term business prospects.

Our expenses may remain constant even if our revenue drops. The expenses of owning property are not necessarily reduced when circumstances like market factors and competition cause a reduction in income from the property. Because of the current weak economic condition and continuing effects of the September 11, 2001 terrorist attacks, we have been working with our managers to substantially reduce the operating costs of our hotels. While we have achieved significant reductions in operating costs as a result of these efforts, additional cost reductions could be difficult to achieve if operating levels continue to decline, and some of the cost reductions achieved may eventually need to be restored even if operations remain at reduced levels. In addition, based on our assessment of the current operating environment, and in order to conserve capital, we have reduced overall capital expenditure projects to levels substantially lower than budgeted. Despite our efforts to reduce our expenses and conserve our cash, our financial condition could be adversely affected by the following costs:

   .   interest rate levels;

   .   debt service levels (including on loans secured by mortgages);

   .   the availability of financing;

   . the cost of compliance with government regulation, including zoning and tax laws; and

   . changes in governmental regulations, including those governing usage, zoning and taxes.

If we are unable to reduce our expenses to reflect our current reduction in revenue and the reduction that we expect in the future, our business will be adversely affected. Additionally, our efforts to reduce operating costs and our failure to make scheduled capital expenditures could adversely affect the growth of our business and the value of our hotel properties.

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

On July 25, 2002, we finalized negotiations with Marriott International concerning certain changes to the management and other agreements for our Marriott-managed hotels. See "Management Discussion and Analysis of Results of Operations and Financial Condition -- Recent Events" for additional disclosure.

Our relationship with Marriott International may result in conflicts of interest. Marriott International, a public hotel management company, and its affiliates, manages or franchises 110 of our 123 hotels. In addition, Marriott International manages and in some cases may own or be invested in hotels that compete with our hotels. As a result, Marriott International may make decisions regarding competing lodging facilities that it manages that would not necessarily be in our best interests. Prior to the departure of J. W. Marriott, Jr. from our board at the end of his term in May of 2002 and Richard E. Marriott's resignation from the board of Marriott International in May of 2002 and during the period that we entered into most of our management agreements and other arrangements with Marriott International, Richard E. Marriott was our Chairman of the Board and a director of Marriott International and his brother,
J. W. Marriott, Jr., was a member of our Board of Directors and served as a director and executive officer of Marriott International, and as a result, both had potential conflicts of interest as our directors when making decisions regarding Marriott International, including decisions relating to the management agreements involving our hotels and Marriott International's management of competing lodging properties. J. W. Marriott, Jr. and Richard E. Marriott beneficially owned, as determined for securities law purposes, as of January 31, 2002, approximately 12.7% and 12.3%, respectively, of the outstanding shares of common stock of Marriott International. During this period, our Board of Directors followed policies and procedures intended to limit the involvement of
J. W. Marriott, Jr. and Richard E. Marriott in conflict situations, including requiring them to abstain from voting as directors in matters that presented a conflict between the companies.

We have substantial leverage. We have a significant amount of indebtedness, which could have important consequences. It currently requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our shareholders and other general purposes. Additionally, it could:

   . limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general business purposes on terms and conditions acceptable to us, if at all; or

   . affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital were not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

   .   the sale of our equity;

   .   the incurrence of additional permitted indebtedness; or

   .   the sale of our assets.

We cannot assure you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business plan.

There is no charter or bylaw restriction on the amount of debt we may incur. There are no restrictions in our organizational documents that limit the amount of indebtedness that we may incur. However, our existing debt instruments contain restrictions on the amount of indebtedness that we may incur. If we became more highly leveraged, our debt service payments would increase and our cash flow and our ability to service our debt and other obligations might be adversely affected.

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks. The documents governing the terms of our senior notes and new bank credit facility contain covenants that place restrictions on us and our subsidiaries. The activities upon which such restrictions exist include, but are not limited to:

   .   acquisitions, merger and consolidations;

   .   the incurrence of additional debt;

   .   the creation of liens;

   .   the sale of assets;

   .   capital expenditures;

   .   the payment of dividends; and

   .   transactions with affiliates.

In addition, certain covenants in our new bank credit facility and the senior notes indenture require us and our subsidiaries, as a condition to engaging in certain activities, to meet financial performance tests. These restrictive covenants, together with other restrictive covenants in the documents governing our other debt (including our mortgage debt), will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. In addition, certain covenants in our new bank credit facility and the senior notes indenture require us to meet financial performance tests at all times without regard to the activities in which we engage. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt or a significant increase in the interest rates on our debt, either of which could adversely affect our operations and ability to maintain adequate liquidity.

Certain financial covenants under the documents governing our indebtedness limit our ability to engage in activities that may be in our long-term best interest. Under the terms of our new bank credit facility and the indenture pursuant to which nearly all of our outstanding senior notes were issued, we and our subsidiaries are generally prohibited from incurring additional indebtedness unless, at the time of such incurrence, we would satisfy certain requirements set forth therein, including the consolidated coverage ratio as discussed above. As a result of the effects on our business of the 2001 economic recession and the September 11, 2001 terrorist attacks and the continuing weak economic climate, our consolidated coverage ratio calculated beginning in the third quarter was less than 2.0 to 1.0. Because our consolidated coverage ratio is below this level, the terms of our indebtedness will prohibit us from incurring indebtedness other than the incurrence of amounts under our credit facility and the incurrence of debt in connection with refinancings. Our failure to maintain a consolidated coverage ratio that is greater than 2.0 to 1.0 also limits our ability to reinstate the payment of dividends on our common stock as described in "Risk Factors -- Risks of Ownership of Our Common Stock: Our future cash distributions may be limited by the terms of our indebtedness and the terms of our preferred stock." The restriction imposed by this covenant may limit our ability to engage in activities that may be in our long-term best interest.

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

Our ground lease payments may increase faster than the revenues we receive on the hotels. As of June 1, 2002, 45 of our hotels are subject to ground leases (including the New York World Trade Center Marriott hotel ground lease which is still in effect). These ground leases generally require increases in ground rent payments every five years. Our ability to service our debt could be adversely affected to the extent that our revenues do not increase at the same or a greater rate as the increases under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which could result in a lower sales price. Moreover, to the extent that such ground leases are not renewed at their expiration, our revenues could be adversely affected.

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

We may acquire hotel properties through joint ventures with third parties that could result in conflicts. Instead of purchasing hotel properties directly, we may invest as a co-venturer. Joint venturers often share control over the operation of the joint venture assets. For example, through our subsidiary Rockledge, we entered into a joint venture with Marriott International that owns two limited partnerships holding, in the aggregate, 120 Courtyard by Marriott hotels. Subsidiaries of Marriott International manage these Courtyard by Marriott hotels. Actions by a co-venturer, particularly Marriott International, could subject the assets to additional risk, including:

   . our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our interests or goals;

   . our co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

   . a joint venture partner could go bankrupt, leaving us liable for its share of joint venture liabilities.

Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent. For further discussion of the risks associated with entering into a joint venture with Marriott International, see the discussion above under "Our relationship with Marriott International may result in conflicts of interest."

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

Compliance with other government regulations can be costly. Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire safety. Compliance with those laws and regulations could require substantial capital expenditures. These regulations may be changed from time to time, or new regulations adopted, resulting in additional or unexpected costs of compliance. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

Recent or future terrorist attacks could adversely affect us. On September 11, 2001, several aircraft that were hijacked by terrorists destroyed the World Trade Center Towers in New York City and damaged the Pentagon in northern Virginia. As a result of the attacks and the collapse of the World Trade Center Towers, our New York World Trade Center Marriott hotel was destroyed and we sustained considerable damage to our New York Marriott Financial Center hotel. Subsequent to the attacks, the Federal Aviation Administration closed United States airspace to commercial traffic for several days. The aftermath of these events, together with an economic recession, has adversely affected the travel and hospitality industries, including the full-service hotel industry. The impact which these terrorist attacks, or future events such as military or police activities in the United States or foreign countries, future terrorist activities or threats of such activities, biological or chemical weapons attacks, political unrest and instability, interruptions in transportation infrastructure, riots and protests, could have on our business in particular and the United States economy, the global economy, and global financial markets in general cannot presently be determined. It is possible that these factors could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties (see "We may not be able to recover fully under our prior terrorism insurance or be able maintain terrorism insurance in adequate amounts or at acceptable premium levels" below), and on our financial condition and results of operations as a whole.

Some potential losses are not covered by insurance. We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our policies provide that coverage is available on a per occurrence basis and that for each occurrence there is an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our policies also provide that all of the claims from each of our properties resulting from a particular insurable event, must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case of our Marriott-managed hotels, any such claims will also be combined with the claims of other owners of Marriott-managed hotels for the same purpose. That means that if an insurable event occurs that affects more than one of our hotels, or in the case of Marriott-managed hotels, affects other Marriott-managed hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel will only receive its share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits and, as a result of shared limits, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism. In addition, there are other risks such as war, some other forms of terrorism such as nuclear or biological terrorism and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against. If any such risk were to materialize and materially adversely affect one or more of our properties, we would not be able to recover any of our losses.

We may also encounter challenges with our insurance provider regarding whether a particular claim is covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

We may not be able to recover fully under our prior terrorism insurance or be able to maintain terrorism insurance in adequate amounts or at acceptable premium levels in the future. As discussed above in "Recent or future terrorist attacks could adversely affect us," on September 11, 2001, terrorist attacks on the World Trade Center Towers in New York City resulted in the destruction of our New York World Trade Center Marriott hotel and caused considerable damage to our New York Marriott Financial Center hotel. Although we had, through our manager Marriott International, both property and business interruption insurance with a major insurer for our two affected hotels from which we expect to receive proceeds to cover all or a substantial portion of the losses at both hotels, we cannot currently determine the amount or timing of those payments. Under the terms of the New York World Trade Center Marriott ground lease, any proceeds from the property portion of the hotel claim are required to be placed in an insurance trust for the exclusive purpose of rebuilding the hotel. As of July 1, 2002, we had received business interruption and property advances from our insurers in an aggregate amount of $40 million of which approximately $5 million was for property insurance proceeds relating to the two hotels. If the amount of such insurance proceeds is substantially less than our actual losses or if the payments are substantially delayed, it could have a material adverse effect on our business.

In addition, as a result of the September 11, 2001 terrorist attacks, most insurers have ceased offering terrorism coverage in conjunction with "all-risk" property policies (described below), and separate terrorism insurance policies are available only in limited coverage amounts and at expensive premium levels. We have procured terrorism coverage that excludes various risks, such as nuclear or biological acts, and is subject to annual aggregate limits which are shared among various hotels as described above. Because we have only been able to obtain limited amounts of terrorism insurance and due to the shared limits with other owners, we may be exposed to reduced coverage levels in the event another owner experiences a catastrophic loss. Furthermore, for a limited number of our properties, the terrorism coverage we have procured is limited to less than full replacement costs, even if the full coverage is available. As a result, there can be no assurance that we would receive full replacement value for any of our properties damaged or destroyed in future terrorist attacks.

We may be unable to satisfy the insurance requirements of our lenders given the changes in the insurance industry after the terrorist attacks of September 11, 2001. Pursuant to the terms of many of our mortgage agreements, we have been and are required to maintain adequate or full replacement cost "all-risk" property insurance and, in some instances, terrorism insurance. In the months following the terrorist attacks of September 11, 2001, our policies in effect during the time of the terrorist attacks expired and we recently completed renewals of the all-risk property insurance policies for nearly all of our hotels. However, because of the terrorist attacks, most insurers have ceased offering terrorism coverage in conjunction with "all-risk" property policies. As a result, the "all-risk" property insurance on our properties may not be considered acceptable to mortgage lenders. While these policies generally provide full replacement cost and full business interruption coverage for our properties, our new coverage is subject to substantial limits on a per-occurrence basis and other exclusions, including certain risks of terrorism. Should our lenders or mortgage servicers deem our insurance coverage to be inadequate, we could be forced to procure additional insurance, if available, at cost levels that might be unacceptable to us, and to the extent that insurance premiums remain at their current levels and/or coverage remains limited, it could become more difficult or more expensive to obtain similar financing in the future.

In addition, our debt agreements typically require us to maintain a minimum rating of our insurance carrier from Standard & Poors, A.M. Best or other rating agencies. Currently, we do not satisfy the requirement for a minimum Standard & Poors rating of AA for seven of our properties subject to approximately $739 million of indebtedness. We have notified our lenders regarding this situation, and we have obtained, for certain of our Marriott-managed properties that have mortgage debt, insurance coverage provided by a carrier with a rating from Standard & Poors of AA- and a rating from A.M. Best of A+XV. However, we cannot assure you that each of our lenders will be satisfied with the AA- rating level of our current carrier. If the lenders are unwilling or unable to amend or waive these covenants, or if we are unable to obtain insurance coverage that complies with the covenants in these loan agreements the lenders may determine that we are out of compliance with the terms of the relevant debt agreement in which case to the extent the lenders chose to pursue their remedies and we were unable to prevent this course of action we may be required to refinance the debt, with debt carrying different insurance requirements. There can be no assurances that we will be able to complete such a refinancing on terms acceptable to us or at all.

Our former independent public accountant Arthur Andersen LLP is likely to cease operating after having been found guilty of federal obstruction of justice charges arising from the government's investigation of Enron Corporation and, as a result, it is unlikely that you will be able to exercise effective remedies against them in any future legal action. Our consolidated financial statements as of and for each of the three years in the period ended December 31, 2001 were audited by Arthur Andersen LLP. On March 14, 2002, Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of federal obstruction of justice charges arising from the federal government's investigation of Enron Corp. In light of the jury verdict and the underlying events, Arthur Andersen LLP has informed the Securities and Exchange Commission that it will cease practicing before the SEC by August 31, 2002, unless the SEC determines another date is appropriate. A substantial number of Arthur Andersen LLP's personnel have already left the firm, and substantially all remaining personnel are expected to do so in the near future. Because of the significant decline in their size and the possibility that they will cease to operate, you are unlikely to be able to exercise effective remedies or collect judgments against them.

Moreover, as a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen LLP on an interim basis if Arthur Andersen LLP is able to make certain representations to its clients concerning audit quality controls. Arthur Andersen LLP has made such representations to us. However, for the reasons noted above, Arthur Andersen LLP may be unable to make these representations in the future or to provide other information or documents that would customarily be received by us or the underwriters in connection with this offering, including consents and "comfort letters". In addition, Arthur Andersen LLP may be unable to perform procedures to assure the continued accuracy of its report on our audited financial statements included in this prospectus. Arthur Andersen LLP will be unable to provide such information and documents and perform such procedures in future financings and other transactions. As a result, we may encounter delays, additional expense and other difficulties in this offering, future financings or other transactions.

Federal Income Tax Risks

We are required to make certain distributions to qualify as a REIT but may not have sufficient cash available for distribution from operations. To continue to qualify as a REIT, we currently are required to distribute to our shareholders with respect to each year at least 90% of our taxable income, excluding net capital gain, irrespective of our available cash or outstanding obligations. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for that year and any undistributed taxable income from prior periods. We intend to make distributions to our shareholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from the Operating Partnership. However, there are differences in timing between our recognition of taxable income and our receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be "phantom" income, which is taxable income that is not matched by cash flow, or EBITDA, to us. Due to some transactions entered into in years prior to the REIT conversion, we expect to recognize substantial amounts of "phantom" income. There is a distinct possibility that these timing differences could require us to borrow funds or to issue additional equity to enable us to meet the distribution requirement and, therefore, to maintain our REIT status, and to avoid the nondeductible excise tax. In addition, because the REIT distribution requirements prevent us from retaining earnings, we will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of these sources of funds, if available at all, would be sufficient to meet our distribution and tax obligations.

Adverse tax consequences would apply if we failed to qualify as a REIT. We believe that we have been organized and have operated in such a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with our taxable year beginning January 1, 1999, and we currently intend to continue to operate as a REIT during future years. No assurance can be provided, however, that we qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of our REIT qualification. If we fail to qualify as a REIT, we will be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, unless entitled to statutory relief, we would not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost. The additional tax burden on us would significantly reduce the cash available for distribution by us to our shareholders, and we would no longer be required to make any distributions to shareholders. Our failure to qualify as a REIT could reduce materially the value of our common stock and would cause any distributions to shareholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of our current and accumulated earnings and profits, or "E&P". However, subject to limitations under the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction with respect to our distributions. Our failure to qualify as a REIT also would cause an event of default under our new bank credit facility that could lead to an acceleration of the amounts due under the new bank credit facility, which, in turn, would constitute an event of default under our outstanding debt securities.

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

If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT. To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, the lessees must not be regarded as "related party tenants," as defined in the Internal Revenue Code. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. We also believe that Crestline Capital Corporation, the lessee of substantially all of our full-service hotels prior to January 1, 2001, was not a "related party tenant" and, as a result of changes in the tax laws effective January 1, 2001, HMT Lessee will not be treated as a "related party tenant" so long as it qualifies as a "taxable REIT subsidiary". If the leases were not respected as true leases for federal income tax purposes or if the lessees were regarded as "related party tenants," we would not be able to satisfy either of the two gross income tests applicable to REITs and we would lose our REIT status. See "Risk Factors--Federal Income Tax Risks--Adverse tax consequences would apply if we failed to qualify as a REIT" above.

If HMT Lessee fails to qualify as a taxable REIT subsidiary, we would fail to qualify as a REIT. For our taxable years beginning on and after January 1, 2001, as a result of REIT tax law changes under the specific provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 relating to REITs (we refer to those provisions as the "REIT Modernization Act"), we are permitted to lease our hotels to a subsidiary of the Operating Partnership that is taxable as a corporation and that elects to be treated as a "taxable REIT subsidiary." Accordingly, as of July 1, 2002, HMT Lessee has directly or indirectly acquired all the full-service hotel leasehold interests from third parties. So long as HMT Lessee and other affiliated lessees qualify as taxable REIT subsidiaries of ours, they will not be treated as "related party tenants." We believe that HMT Lessee qualifies to be treated as a taxable REIT subsidiary for federal income tax purposes. We cannot assure you, however, that the IRS will not challenge its status as a taxable REIT subsidiary for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in disqualifying HMT Lessee from treatment as a taxable REIT subsidiary, we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests and, accordingly, we would cease to qualify as a REIT. See "Risk Factors--Federal Income Tax Risks--Adverse tax consequences would apply if we failed to qualify as a REIT" above.

Despite our REIT status, we remain subject to various taxes, including substantial deferred and contingent tax liabilities. Notwithstanding our status as a REIT, we are subject, through our ownership interest in the Operating Partnership, to certain federal, state, local and foreign taxes on our income and property. In addition, we will be required to pay federal tax at the highest regular corporate rate upon our share of any "built-in gain" recognized as a result of any sale before January 1, 2009, by the Operating Partnership and its non-corporate subsidiaries of assets, including the hotels, in which interests were acquired by the Operating Partnership from our predecessor and its subsidiaries as part of the REIT conversion. Built-in gain is the amount by which an asset's fair market value exceeded our adjusted basis in the asset on January 1, 1999, the first day of our first taxable year as a REIT. The total amount of gain on which we would be subject to corporate income tax if the assets that we held at the time of the REIT conversion were sold in a taxable transaction prior to January 1, 2009 would be material to us. In addition, at the time of the REIT conversion, we expected that we or Rockledge Hotel Properties, Inc. or Fernwood Hotel Assets, Inc. (each of which is a taxable corporation in which the Operating Partnership owned a 95% nonvoting interest and, as of April, 2001, acquired the remaining 5% voting interest) likely would recognize substantial built-in gain and deferred tax liabilities in the next ten years without any corresponding receipt of cash by us or the Operating Partnership. We may have to pay certain state income taxes because not all states treat REITs the same as they are treated for federal income tax purposes. We may also have to pay certain foreign taxes to the extent we own assets or conduct operations in foreign jurisdictions. The Operating Partnership is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by us, as well as any liabilities that the IRS successfully may assert against us for corporate income taxes for taxable years prior to the time we qualified as a REIT. Our taxable REIT subsidiaries, including Rockledge, Fernwood and HMT Lessee, are taxable as corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

If the IRS were to challenge successfully the Operating Partnership's status as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences. We believe that the Operating Partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to recognize its allocable share of the Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for tax purposes, we would fail to meet the income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If we fail to qualify as a REIT, such failure would cause an event of default under our new bank credit facility that, in turn, could constitute an event of default under our outstanding debt securities. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us. Finally, the classification of the Operating Partnership as a corporation would cause us to recognize gain at least equal to our "negative capital account," if any.

As a REIT, we are subject to limitations on our ownership of debt and equity securities. Subject to the exceptions discussed in this paragraph, a REIT is prohibited from owning securities in any one issuer to the extent that the value of those securities exceeds 5% of the value of the REIT's total assets, or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or more than 10% of the value of the issuer's outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT's total assets. Effective January 1, 2001, each of Fernwood, Rockledge and HMT Lessee elected to be treated as a taxable REIT subsidiary.

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

   Item 6b.  Reports on Form 8-K


(b)  Reports on Form 8-K.

..    February 8, 2002 - The Company updated its disclosure relating to real estate investment trusts federal tax considerations.

..    May 24, 2002 - The Company announced that upon the recommendation of its
     Audit Committee, the Board of Directors had dismissed Arthur Andersen LLP as its independent auditor and appointed KPMG, LLP to serve as the independent auditor for the fiscal year ending December 31, 2002.

..    June 14, 2002 - The Company announced that Host Marriott, L.P., the
     Delaware partnership of which the Company is the sole general partner, entered into a new credit facility with Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America, N.A., as syndication agent and certain other agents and lenders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      HOST MARRIOTT CORPORATION


July 29, 2002                                         /s/ Donald D. Olinger
                                                      ---------------------
                                                      Donald D. Olinger
                                                      Senior Vice President and
                                                      Corporate Controller
                                                      (Chief Accounting Officer)