Form 10-Q
period 2002-09-06
HOST MARRIOTT CORP/
filed 2002-10-21
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 6, 2002.

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14625

HOST MARRIOTT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Maryland	53-0085950
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000
(Registrant’s telephone number, including area code)

10400 Fernwood Road, Bethesda, Maryland 20817
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The registrant had 265,872,606 shares of its $0.01 par value common stock outstanding as of October 11, 2002.

INDEX

PART I.    FINANCIAL INFORMATION

HOST MARRIOTT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	September 6, 2002	December 31, 2001
	(unaudited)
ASSETS
Property and equipment, net	$7,102	$6,999
Notes and other receivables (including amounts due from affiliates of $6 million and $6 million, respectively)	54	54
Due from Managers	62	141
Investments in affiliates	139	142
Other assets	523	536
Restricted cash	120	114
Cash and cash equivalents	394	352

	$8,394	$8,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt
Senior notes	$3,246	$3,235
Mortgage debt	2,304	2,261
Other	103	106

	5,653	5,602
Accounts payable and accrued expenses	154	121
Other liabilities	250	321

Total liabilities	6,057	6,044

Minority interest	240	210
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are convertible subordinated debentures due 2026 (“Convertible Preferred Securities”)	475	475
Shareholders’ equity
Cumulative redeemable preferred stock (liquidation preference $354 million), 50 million shares authorized; 14.1 million shares issued and outstanding	339	339
Common stock, par value $.01, 750 million shares authorized; 265.8 million shares and 263.2 million shares issued and outstanding, respectively	3	3
Additional paid-in capital	2,100	2,051
Accumulated other comprehensive loss	(1)	(5)
Deficit	(819)	(779)

Total shareholders’ equity	1,622	1,609

	$8,394	$8,338

See Notes to Condensed Consolidated Statements

HOST MARRIOTT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Twelve and Thirty-six Weeks Ended September 6, 2002 and September 7, 2001
(unaudited, in millions, except per share amounts)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
REVENUES
Rooms	$481	$528	$1,489	$1,640
Food and beverage	224	234	756	782
Other	64	67	184	204

Total hotel sales	769	829	2,429	2,626
Rental income	20	19	70	89

Total revenues	789	848	2,499	2,715

OPERATING COSTS AND EXPENSES
Rooms	125	133	365	389
Food and beverage	182	188	562	587
Hotel departmental costs and deductions	225	229	646	669
Management fees	30	37	110	143
Taxes, insurance, and other property-level expenses	69	69	203	209
Depreciation and amortization	86	86	254	263
Corporate expenses	8	7	28	24
Other expenses	3	2	12	9
Lease repurchase expense	—	—	—	5

OPERATING PROFIT	61	97	319	417
Minority interest income (expense)	3	—	(8)	(26)
Interest income	7	5	14	25
Interest expense	(107)	(103)	(318)	(310)
Net gains on property transactions	1	3	3	4
Equity in earnings (losses) of affiliates	(3)	(1)	(6)	3
Dividends on Convertible Preferred Securities	(7)	(7)	(22)	(22)

INCOME (LOSS) BEFORE INCOME TAXES	(45)	(6)	(18)	91
Benefit from (provision) for income taxes	7	—	(8)	(15)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(38)	(6)	(26)	76

DISCONTINUED OPERATIONS
Income (loss) from operations	—	—	7	(1)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS	(38)	(6)	(19)	75
Extraordinary gain (loss) on the extinguishment of debt	—	(1)	6	(1)

NET INCOME (LOSS)	$(38)	$(7)	$(13)	$74

Less: Dividends on preferred stock	(9)	(9)	(27)	(23)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(47)	$(16)	$(40)	$51

See Notes to Condensed Consolidated Statements

HOST MARRIOTT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)
Twelve and Thirty-six Weeks Ended September 6, 2002 and September 7, 2001
(unaudited, in millions, except per share amounts)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$(.18)	$(.06)	$(.20)	$.22
Discontinued operations	—	—	.03	—
Extraordinary gain	—	—	.02	(.01)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(.18)	$(.06)	$(.15)	$.21

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$(.18)	$(.06)	$(.20)	$.21
Discontinued operations	—	—	.03	—
Extraordinary gain	—	—	.02	—

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(.18)	$(.06)	$(.15)	$.21

See Notes to Condensed Consolidated Statements

HOST MARRIOTT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-six Weeks Ended September 6, 2002 and September 7, 2001
(unaudited, in millions)

	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$(13)	$74
Adjustments to reconcile to cash provided by operations:
(Income) loss from discontinued operations	(7)	1
Extraordinary (gain) loss on the extinguishment of debt, net of income taxes	(6)	1
Depreciation and amortization	254	263
Deferred income taxes	(41)	(20)
Deferred contingent rental income	3	18
Net gains on property transactions	(3)	(4)
Equity in (earnings) loss of affiliates	6	(3)
Purchase of Crestline leases	—	(208)
Return of working capital from Marriott International management agreement	50	—
Changes in other operating accounts	46	82
Other	12	(24)

Cash provided by continuing operations	301	180
Cash provided by discontinued operations	—	2

Cash provided by operations	301	182

INVESTING ACTIVITIES
Acquisitions	(117)	(63)
Capital expenditures:
Capital expenditures for renewals and replacements	(103)	(147)
New investment capital expenditures	(10)	(38)
Other investments	(16)	(18)
Return of escrow funds due to Marriott International management agreement	75	—
Note receivable collections, net	—	9

Cash used in investing activities for continuing operations	(171)	(257)
Cash used in investing activities for discontinued operations	—	(1)

Cash used in investing activities	(171)	(258)

FINANCING ACTIVITIES
Issuances of debt, net of financing costs	(7)	275
Scheduled principal repayments	(47)	(40)
Debt prepayments	—	(226)
Issuances of common stock	1	3
Issuances of cumulative redeemable preferred stock, net	—	144
Dividends	(27)	(207)
Cost of interest rate cap	(3)	—
Other	(5)	(3)

Cash used in financing activities for continuing operations	(88)	(54)
Cash used in financing activities for discontinued operations	—	(1)

Cash used in financing activities	(88)	(55)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$42	$(131)

See Notes to Condensed Consolidated Statements

HOST MARRIOTT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Thirty-six Weeks Ended September 6, 2002 and September 7, 2001
(unaudited, in millions)

Supplemental schedule of noncash investing and financing activities:

During the thirty-six weeks ended September 6, 2002 and September 7, 2001, we issued 2.6 million and 42.9 million shares of common stock, respectively. Of the shares issued, approximately 487,000 shares and 41.6 million shares of common stock were issued for the thirty-six week period ended in 2002 and 2001, respectively, upon the conversion of operating partnership units (OP Units) of Host Marriott, L.P. held by minority partners, which reduced the minority interest liability by $2.2 million and $227 million, respectively.

Of the 2.6 million shares of common stock issued during 2002, 1.1 million shares were issued to acquire minority interests in the partnership owning the San Diego Marriott Marina and Resort hotel. This transaction resulted in an increase of $10.5 million to property and equipment and equity to reflect the fair value of the interests acquired. During April 2002, the Company increased its ownership percentage in the partnership that owns the hotel to 90% as a result of the exchange by the minority partners for their interest in the San Diego partnership for approximately 6.9 million OP Units. The transaction resulted in an increase of $56.1 million in property and equipment and a corresponding increase in minority interest liability to reflect the fair value of the interests acquired.

During January 2002, the Company transferred the St. Louis Marriott Pavilion to the mortgage lender. The Company recorded the difference between the debt extinguished and the fair value of the assets surrendered of $9.6 million, net of tax expense of $3.6 million, as a $6 million extraordinary item. The Company reflects the operations of the hotel transferred, net of tax, as income from discontinued operations.

On June 14, 2002, the Company acquired the Boston Marriott Copley Place in Boston, Massachusetts for a purchase price of $214 million, of which $117 million was cash and the remaining $97 million was mortgage debt which the Company assumed.

See Notes to Condensed Consolidated Statements

HOST MARRIOTT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

1.    Organization

Host Marriott Corporation (“Host REIT” or the “Company”), a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted through an operating partnership, Host Marriott, L.P. (the “Operating Partnership” or “Host LP”), and subsidiaries of the Operating Partnership. Host REIT is the sole general partner of the Operating Partnership and as of September 6, 2002, owns approximately 90% of the partnership interests in the Operating Partnership which are referred to as “OP Units”.

2.    Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 6, 2002, the results of its operations for the twelve and thirty-six weeks ended September 6, 2002 and September 7, 2001, and cash flows for the thirty-six weeks ended September 6, 2002 and September 7, 2001. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Principles of Consolidation

The Company consolidates entities (in the absence of other factors determining control), when it owns over 50% of the voting shares of another company or, in the case of partnership investments, when the Company owns a majority of the general partnership interest. The control factors the Company considers include the ability of minority shareholders or other partners to participate in or block management decisions. All material intercompany transactions and balances have been eliminated.

Revenues

Revenue from operations of the Company’s hotels not leased to third parties is recognized when the services are provided. For the Company’s hotels leased to third parties, rental income is recorded when due and is the greater of base rent or percentage rent, as defined. Percentage rent received pursuant to the leases, but not recognized as revenue until all contingencies have been met, is deferred and included on the balance sheet in other liabilities. Contingent rental revenue of $1 million and $3 million for the twelve weeks ended September 6, 2002 and September 7, 2001, respectively, and $3 million and $18 million for the thirty-six weeks ended September 6, 2002 and

HOST MARRIOTT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

September 7, 2001, respectively, has been deferred. Contingent rent in the first and second quarters of 2001 was related to four full-service and certain limited service hotel leases. Effective June 16, 2001, the Company purchased the four full-service hotel leases and, accordingly, all contingent rent subsequently recorded has been for the applicable limited service hotel leases.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. The Company will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. At the time of implementation, the Company will reclassify any gains or losses from debt extinguishments from 2002 and prior periods as income (loss) from operations.

Change in Accounting for Stock Options

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard defines a fair value based method of accounting for employee stock compensation plans. Although adoption of this standard’s expense recognition provisions is encouraged, it allows a company to continue to account for its employee stock compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but requires additional pro forma disclosure as if the fair value based method had been applied. The Company implemented the expense recognition provisions of SFAS No. 123 in the third quarter of 2002, with retroactive application to employee stock options granted on or after January 1, 2002 only. Options granted in fiscal years prior to 2002 will continue to be accounted for using the intrinsic value method as described in APB 25. The Company did not issue any employee stock options during the thirty-six weeks ended September 6, 2002; however, the Company has an employee stock purchase plan for which it recorded a minimal amount of compensation expense year-to-date as a result of the change in accounting method. The Company already records compensation expense for shares granted under deferred stock and restricted stock plans, and, therefore, these shares are not affected by this change. The effects of the implementation of SFAS No. 123 during fiscal year 2002 will not be representative of the effects on reported net income in future years because only the effects of stock option awards granted in 2002 have been considered. The Company believes that this change will more accurately reflect the effect of granting stock options on net income.

If SFAS No. 123 had been adopted as of its effective date (fiscal years that begin after December 15, 1995), additional compensation expense of $0.2 million and $0.7 million for all options issued after December 1995 would have been included in net income for the twelve and thirty-six weeks ended September 7, 2001, respectively, and $0.2 million and $0.5 million would have been included

HOST MARRIOTT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

in net income for the twelve and thirty-six weeks ended September 6, 2002, respectively. The effect on basic and diluted earnings per share would have been minimal.

3.    Earnings (Loss) per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, common and preferred OP Units held by minority partners, other minority interests that have the option to convert their limited partnership interests to common OP Units and the Convertible Preferred Securities. No effect is shown for any securities that are anti-dilutive.

	Twelve Weeks Ended
	September 6, 2002			September 7, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in millions, except per share amount)
Net loss	$(38)	265.2	$(.15)	$(7)	262.5	$(.03)
Dividends on preferred stock	(9)	—	(.03)	(9)	—	(.03)

Basic loss available to common shareholders	(47)	265.2	(.18)	(16)	262.5	(.06)
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	—	—	—	—	—

Diluted loss	$(47)	265.2	$(.18)	$(16)	262.5	$(.06)

	Thirty-six Weeks Ended
	September 6, 2002			September 7, 2001
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in millions, except per share amount)
Net income (loss)	$(13)	264.5	$(.05)	$74	244.3	$.30
Dividends on preferred stock	(27)	—	(.10)	(23)	—	(.09)

Basic income (loss) available to common shareholders	(40)	264.5	(.15)	51	244.3	.21
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	—	—	—	4.2	—

Diluted earnings (loss)	$(40)	264.5	$(.15)	$51	248.5	$.21

4.    Equity Transactions

During August 2002, the Company filed a shelf registration statement for the resale of 6.9 million shares of common stock issued to the minority partners in the partnership that owns the San Diego Marriott Marina and Resort hotel upon redemption of the approximately 6.9 million OP Units that they received upon conversion of their interests. These minority

HOST MARRIOTT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

partners continue to receive fees from the partnership for marketing and other services associated with the hotel, which fees totaled $2.2 million and $3.0 million for the thirty-six weeks ended September 6, 2002 and September 7, 2001, respectively. As a result of the conversion to OP Units and a similar exchange in February 2002, the Company now owns approximately 90% of the interests in the partnership that owns the hotel.

5.    Debt

Effective June 6, 2002, the Company entered into a new credit facility with an aggregate revolving loan commitment of $400 million ($300 million of which is available initially, with the balance becoming available to the extent that our leverage ratios meet specified levels). The credit facility has an initial three-year term with an option to extend for an additional year if certain conditions are met. Interest on borrowings under the credit facility will be calculated based on a spread over LIBOR ranging from 2.50% to 3.75%. The rate will vary based on the Company’s leverage ratio. The Company is required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the credit facility. Currently, the commitment fee is .55% on an annual basis for available capacity and .10% on additional capacity. As of September 6, 2002 the Company has not drawn on the credit facility.

In addition to the customary affirmative and negative covenants and restrictions, the credit facility contains covenants that require the Company to maintain leverage ratios below specified levels as well as interest, fixed charges and unsecured interest coverage ratios above specified levels. The Company is currently in compliance with these maintenance covenants.

Under the terms of the senior notes indenture and the credit facility, the Company’s ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an interest coverage ratio of at least 2.0 to 1.0. As a result of the current operating environment, since the beginning of the third quarter of 2002 the Company has not met this interest coverage ratio incurrence test. As a result, the Company’s ability to incur indebtedness is limited to indebtedness specifically permitted under the credit facility and the indenture, such as borrowings under the credit facility and borrowings in connection with the refinancing of existing debt. The Company’s failure to meet the interest coverage ratio also restricts its ability to pay dividends on its common and preferred equity, except that it will be able to continue to pay dividends necessary to maintain its status as a REIT and other distributions permitted under the indenture.

All of the Company’s mortgage debt is recourse solely to specific assets. The Company has thirty assets that are secured by mortgage debt, which contain restrictive covenants. Twelve of these assets are secured by mortgage debt that includes covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels.

Eight of the Company’s hotel properties secure a $615 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-though certificates (the “CMBS Loan”). These hotels are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, and the Swissôtels in Boston, New York, Atlanta and Chicago (the “Portfolio”). The CMBS Loan contains a provision that requires the mortgage servicer to retain the excess cash from the Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for FF&E for the trailing twelve months declines below $96 million. Annual debt service is approximately $64 million. As a result of the effect on operations of the September 11 terrorist attacks and the economic slowdown, this provision was triggered beginning in the third quarter of 2002 and will be effective until the Portfolio generates the minimum cash flow for two consecutive quarters, at which point, the cash which has been escrowed will be returned to the Company. Approximately $900,000 of cash is

HOST MARRIOTT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

currently escrowed. Additional amounts may be escrowed, and these amounts may be significant. There can be no assurance that the Portfolio will reach the minimum cash flow for the required period of time so that the cash will be released.

The Company recently modified the terms of the mortgage debt secured by its four Canadian properties. Under the terms of this modification, the Company has agreed to escrow the net cash flow from these hotels on a retroactive basis effective December 29, 2001. To the extent that cash flow available for debt service for the twelve months ended March 2003 is insufficient to achieve a specified debt-service coverage level, the escrowed net cash flow will be applied to the outstanding balance of this indebtedness. Thereafter, net cash flow will continue to be applied to the outstanding balance to the extent necessary to achieve such specified level of debt-service coverage. Approximately $4.7 million of cash is currently escrowed in connection with this provision.

The CMBS Loan requires the Company to obtain insurance for the Portfolio from companies that maintain a minimum rating from the Standard & Poor’s rating agency. During the Company’s annual insurance policy renewal, which was completed in May 2002, the Company procured separate terrorism insurance with carriers that did not satisfy the requirement of a minimum Standard & Poor’s rating, although the insurance carriers on the Company’s all-risk portion of its coverage did have the required rating. Additionally, the mortgage servicer indicated that based on its interpretation of the CMBS Loan, the Company did not have sufficient terrorism coverage to cover the replacement value of the properties. The Company subsequently received a waiver from the servicer regarding the required rating covenant and the level of coverage covenants. However, the servicer has reserved its rights to revoke its waiver if conditions change. There can be no assurance that the mortgage servicer will not revoke the waiver and choose to enforce both the required rating covenant and its interpretation of the level of coverage covenant. In addition, the all-risk insurance carrier was recently downgraded by Standard & Poor’s and no longer meets the rating requirement. We have notified the mortgage servicer of this downgrade. However, there can be no assurance that the mortgage servicer will waive this covenant. If the Company is unable to satisfy the servicer with regard to these various insurance provisions, the Company may be required to refinance the CMBS Loan with debt carrying different insurance requirements. There can be no assurance that the Company will be able to complete such a refinancing.

In addition to the Portfolio, six of our assets are secured by mortgage loans which require the Company to obtain insurance only from carriers that maintain a minimum rating from Standard & Poor’s, A.M. Best, or other rating agencies. As a result of the effects which the September 11 attacks had on the insurance industry, when the Company renewed its insurance policies on these assets, it secured all-risk property insurance coverage from an insurance carrier with a Standard & Poor’s rating lower than required. The Company has notified the relevant lenders regarding this situation. However, there can be no assurances that any of these lenders will ultimately be satisfied with the ratings of the Company’s current carriers. If the lenders are unable or unwilling to amend or waive these covenants, or if the Company is unable to obtain insurance coverage that complies with the loan agreements, the lenders may determine that the Company is in default of this covenant, in which case, to the extent that the lenders choose to pursue their remedies and the Company is unable to prevent this course of action, the Company may be required to refinance the debt with debt carrying different interest rates and insurance requirements. There can be no assurance that the Company will be able to complete such a refinancing.

HOST MARRIOTT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6.    Acquisitions

Effective June 14, 2002, the Company completed the acquisition of the 1,139-room Boston Marriott Copley Place. The $214 million purchase price consisted of a $117 million cash payment and the assumption of $97 million in mortgage debt.

7.    Dividends

On September 20, 2002, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.625 per share for each class of preferred stock. The third quarter preferred stock dividend was paid on October 15, 2002 to shareholders of record on September 30, 2002.

8.    Geographic Information

The Company’s foreign operations consist of four properties located in Canada and two properties located in Mexico. There were no intercompany sales between the properties and the Company. The following table presents revenues (in millions) for each of the geographical areas in which the Company owns hotels.

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
United States	$760	$817	$2,420	$2,637
International	29	31	79	78

Total	$789	$848	$2,499	$2,715

9.    Comprehensive Income (Loss)

The Company’s other comprehensive loss consists of unrealized gains and losses on foreign currency translation adjustments, changes in the fair value of the currency forward contracts, and the receipt of cash from HMSHost Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and HMSHost Corporation. For the twelve weeks and thirty-six weeks ended September 6, 2002, comprehensive loss totaled $37 million and $9 million, respectively. For the twelve and thirty-six weeks ended September 7, 2001, comprehensive (loss) income totaled ($5) million and $78 million, respectively. As of September 6, 2002, the Company’s accumulated other comprehensive loss was $1 million compared to accumulated other comprehensive loss of $5 million as of December 31, 2001.

10.    Management Agreement Changes

On July 25, 2002, the Company completed negotiations with Marriott International in connection with changes to the management and other agreements for substantially all of the Company's Marriott- and Ritz-Carlton-managed hotels. The changes were effective as of December 29, 2001. The management contract changes include the following:

•	Providing the Company additional approval rights over hotel operating budgets, capital budgets, shared service programs, and changes to certain system wide programs;

HOST MARRIOTT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

•
Reducing the amount of working capital requirements, and expanding an existing agreement that allows the Company to fund FF&E expenditures from one account controlled by the Company, which collectively increases cash available to the Company for general corporate purposes by $125 million;

•	Reducing incentive management fees payable on certain Marriott managed hotels;

•	Reducing the amount the Company pays related to frequent guest programs;

•	Gradually reducing the amounts payable with respect to various centrally administered programs; and,

•	Providing additional territorial restrictions for certain hotels in 10 markets.

In addition to these modifications, the Company has expanded the pool of hotels subject to an existing agreement that allows the Company to sell assets unencumbered by a Marriott management agreement without the payment of termination fees. The revised pool includes forty-six assets, 75% (measured by EBITDA) of which may be sold over approximately a ten year or greater period.

In connection with these negotiations, the Company has amended its distribution agreement and stockholder rights plan to terminate Marriott International’s right to purchase up to 20% of each class of the Company’s outstanding voting shares upon certain changes of control and clarified existing provisions in the management agreements that limit the Company’s ability to sell a hotel or the Company to a competitor of Marriott International.

The Company and five of its subsidiaries have reached a settlement agreement with Swissôtel Management (USA) L.L.C. with respect to the hotel management agreements for the Swissôtel hotels in Atlanta, Boston, Chicago, and New York. Under the settlement agreement, the pending litigation and arbitration will be dismissed. The settlement agreement also provides that the management agreements for the Atlanta and Boston hotels will be terminated shortly after consumation of the settlement. Discussions are underway with several management companies, including Swissôtel, to manage the hotels. In addition, the term of the management agreement for the Chicago hotel has been shortened to June 30, 2007, and the management agreement for the New York hotel may be terminated, at our option, on or after June 30, 2005 with six months notice and payment of a termination fee, or after June 30, 2007 without the payment of a termination fee. Consummation of the settlement is contingent upon certain consents and approvals required from third parties. The specific terms of the settlement agreement are confidential.

11.    Subsequent Events

The Company called the remaining $12.6 million of 9.5% senior notes due in May 2005 at approximately 101% of par. On September 16, 2002 the Company made a payment of $12.7 million and retired the notes. This transaction resulted in a minimal loss.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Overview

The following discussion and analysis of our financial condition and the results of operations should be read together with consolidated financial statements and the notes thereto contained in this Form 10-Q. Statements contained in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition” that are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this Report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include those risk factors included in our Form 10-Q dated July 29, 2002 and in other filings with the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Recent Events

Management and Other Agreements.    On July 25, 2002, we completed our negotiations with Marriott International with regard to changes to the management and other agreements for substantially all of our Marriott- and Ritz-Carlton-managed hotels. We believe that these changes, which are effective as of December 29, 2001, will provide meaningful benefits to us. We estimate that the annual cash flow benefit from these modifications will be approximately $8 million in 2002 and increase to approximately $25 million by 2006, of which approximately two-thirds is related to cost reductions and other benefits and one-third is related to a reduction in incentive management fees. If our operations decline, however, some of these benefits will be deferred and the amount of cash benefits we receive could be less. The agreement reduced the amount of working capital required and expanded an existing agreement that allowed us to fund FF&E expenditures as incurred from one account that we control rather than depositing funds into individual escrow accounts for each hotel. As a result, an additional $125 million in cash became available to us effective July 25, 2002. Additionally, the management agreement changes give us expanded approval rights over hotel operating budgets, capital budgets, and changes to certain system wide programs, additional territorial restrictions in 10 markets and an expanded pool of hotels that we can sell that are not subject to a management agreement or termination fee. Collectively, these provisions should enhance the value of our assets by increasing our control over our properties and they should add to the flexibility we have over divestitures of certain assets.

We also amended our distribution agreement and stockholder-rights plan to terminate Marriott International’s right to purchase up to 20% of each class of our outstanding voting shares upon certain changes of control and clarified existing provisions in the management agreements that limit our ability to sell a hotel or our company to a competitor of Marriott International.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Dividends.    Our policy on paying dividends is to distribute the minimum amount necessary to maintain REIT status, which is generally an amount equal to our taxable income. Based upon our current outlook, we expect that the dividend on our common stock for 2002, if any, would be minimal. We intend to continue to pay dividends on our QUIPs and preferred shares. Dividend payments on our preferred and common stock are, however, subject to limitations in our indenture and credit facility. For further discussion of our current limitations with regard to the payment of dividends, see “Liquidity and Capital Resources—Debt” and “Part II, Item 2 Changes in Securities and Use of Proceeds.”

Insurance Recovery and Revenue Recognition for the Terrorist Acts.    We are working closely with our insurance companies to resolve our claims related to the destruction of the Marriott World Trade Center and the damage to the New York Marriott Financial Center, including negotiating insurance payments for property damage as well as business interruption. At the same time, we are working with the Port Authority of New York and New Jersey (“Port Authority”) and the Lower Manhattan Development Corporation to determine how the World Trade Center site in New York will be redeveloped, though we anticipate that it will be several years before these issues are resolved. In accordance with accounting rules, we wrote off the $129 million net book value of the World Trade Center hotel in the fourth quarter of 2001 and recorded a corresponding receivable for property insurance proceeds due to us under the terms of our insurance contract.

Our property insurance policy covering the World Trade Center hotel provides payment of full replacement costs to rebuild the hotel. We are required to rebuild the hotel under the terms of our ground lease with the Port Authority and are currently developing an estimate of the replacement cost of the hotel. Should the plan developed for the World Trade Center site not include a hotel, we have two options under our insurance policy: first would be to apply the replacement cost to acquiring or constructing a hotel at another location or second would be to accept a lesser amount as defined in the insurance policy and not be required to apply that amount toward the acquisition or development of a hotel. We have received no insurance proceeds for property damage at the World Trade Center and, to the extent that we do, it will be held in escrow by a trustee until there is a final resolution on rebuilding.

We reopened the Financial Center on January 7, 2002. We have received a total of $5.5 million in insurance proceeds for property damage to this hotel since September 11, 2001, which have been used to pay for building repairs.

We expect to continue to receive business interruption proceeds for what we believe our operating results would have been at the World Trade Center and Financial Center properties absent the terrorist attacks, although the timing of the receipt of some of these proceeds is not completely under our control. Since September 11, 2001, we have received $35 million in business interruption insurance with respect to the two hotels. These proceeds have been offset by $13.5 million of operating expenses for the same period, primarily representing net operating losses at the Financial Center, ground lease payments at the World Trade Center and severance and other payroll costs. As a result of the resolution of certain contingencies related to a portion of the insurance recoveries, we were able to recognize $11.0 million of income associated with business interruption insurance on these two properties during the third quarter of 2002, which amount is recorded in other hotel sales on the statement of operations.

Insurance Coverage on Mexican Properties.    We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. One of our properties, the Mexico City Marriott Airport hotel has experienced a measurable amount of settlement during the past year. While settlement of buildings in the region of

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Mexico City where the hotel is located is common and widespread, our hotel has shown different degrees of settlement in different parts of the building. While we have commenced remediation activities at this hotel, there is no assurance that such a remediation will successfully correct the uneven settlement. If we are unable to correct the uneven settlement, any resulting loss of ability to use the hotel may not be covered by insurance. The net book value of the hotel was $36 million at September 6, 2002.

Lodging Performance

The current operating environment for our hotels remains challenging. The continued effects of the economic recession and the erosion of corporate profits have reduced business travel and, as a result, lodging demand. Our industry uses two common measures to evaluate the operations of a hotel—revenue per available room, or “RevPAR,” and hotel operating margins. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone or other guest services generated by the property. Hotel operating margin is calculated using hotel-level revenues and expenses and does not include costs, such as lease repurchase expense, depreciation and other corporate general and administrative expenses normally recorded under generally accepted accounting principles in the determination of operating profit. Additionally, when describing our results of operations we refer to “comparable properties”. Comparable properties consist of the 118 properties owned, directly or indirectly, by us for the same period of time in each period covered, and excludes hotels with non-comparable operating environments as a result of acquisitions, dispositions, significant property damage and major expansion and development projects.

For the third quarter of 2002, RevPAR for our comparable properties decreased approximately 8.9% when compared to the same period in 2001. The decline is the result of a decrease in average occupancy of 1.7 percentage points and the decline of average room rates of 6.7%. Also, year-to-date RevPAR decreased 10.4%, as occupancy decreased 1.9 percentage points and room rates declined by 8.1%. A significant portion of the decline in room rate is a result of the change in the mix of our customers from premium business and corporate groups to lower rated group and transient segments rather than simply a reduction in room rate. We anticipate that this trend will continue until economic growth increases lodging demand, particularly among individual business travelers, a segment that typically pays a higher average daily room rate.

The changes in RevPAR for our comparable properties reflect a decline in operations in every region for the quarter and year-to-date; however, the decreases in RevPAR varied across the country. RevPAR for our downtown urban hotels declined 8.0% for the third quarter, while our resort hotels performed slightly worse, with a decline of 8.6%. However, our airport hotels, as expected, continued to under perform with a RevPAR decline of 15.1% for the quarter as a result of reduced business travel, though at certain locations, such as San Francisco, the decline in RevPAR has been compounded by a decrease in international travel. Year-to-date, our downtown urban and resort locations, which represent 69% of our year-to-date EBITDA, have outperformed our portfolio of comparable properties as a whole by 280 basis points and our suburban hotels by 560 basis points, respectively, with a year-to-date RevPAR decline of only 7.6%.

Hotel operating margins for our comparable properties declined 4.4 percentage points for the third quarter when compared to the same period in 2001 and have declined 2.5 percentage points year-to-date. As a result of the acquisition of substantially all of our hotel leases effective January 1, 2001, we became subject to the risks of fluctuating hotel operating margins at our hotels, including but not limited to wage and benefit costs, repair and maintenance expenses, utilities, liability insurance, and other operating expenses which can fluctuate disproportionately to revenues. Accordingly, we began working with our hotel managers early in 2001 to control these costs through eliminating management positions, closing unprofitable operations and implementing other cost control measures. Our efforts thus far in 2002 to protect the long-

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

term efficiencies gained by these measures, have kept our year-over-year decrease in hotel operating margins to 2.5 percentage points, despite a decrease in RevPAR of 10.4%. Additionally, the decrease in our hotel operating margins has been partially offset by reduced incentive management fees. However, our ability to achieve significant additional cost reductions is limited, and as a result, our margin decline for the third quarter was greater than we experienced earlier in 2002. In the fourth quarter we expect our hotel operating margins and RevPAR to improve when compared to the fourth quarter of 2001 as these results will be compared to the severely depressed operating levels that followed September 11, 2001. For the full year of 2002, we expect an overall decline in comparable hotel-level operating margins of approximately 1.5 percentage points when compared to 2001. For the full year 2002 we expect RevPAR to decline approximately 4% to 5%.

The table below sets forth certain unaudited operating results for our comparable properties as of September 6, 2002 and September 7, 2001. We have presented this information because we feel that it may be useful to investors in determining the recurring operating performance of our properties.

Schedule of Comparable Hotel-Level Results

	Twelve weeks ended		Thirty-six weeks ended
	September 6, 2002	September 7, 2001	September 6, 2002	September 7, 2001
Number of hotels	118	118	118	118
Number of rooms	56,327	56,327	56,327	56,327
Percent change in RevPAR	(8.9)%		(10.4)%
Operating profit margin	18.8%	23.2%	24.5%	27.0%
Percent change in operating profit	(25.8)%		(17.5)%

Revenues (1)
Room	$451	$495	$1,439	$1,606
Food and beverage	215	223	741	783
Other	52	65	172	206

Total hotel sales	718	783	2,352	2,595

Expenses (1)
Room	119	125	352	378
Food and beverage	172	178	545	579
Other	33	35	99	106
Management fees, ground rent and other costs	260	264	779	832

Total operating expenses	584	602	1,775	1,895

Operating profit (2)	$134	$181	$577	$700

(1)
Hotel sales and expenses represent the unaudited hotel-level results, which includes room, food and beverage and other hotel revenues and expenses generated by our 118 comparable hotels, without consideration of whether these hotels are leased. During the thirty-six weeks ended September 6, 2002 and September 7, 2001, one and five of our hotels, respectively, were leased, and therefore, the consolidated statement of operations included herein reflects rental income from these hotels.

(2)
As stated above, these results represent comparable hotel-level results and are not our revenues or operating profit for all periods presented. Certain significant cost items normally recorded under accounting principles generally accepted in the United States including lease repurchase expense, depreciation and amortization and other corporate general and administrative expenses have not been included in the calculation of hotel-level operating profit.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The following tables set forth performance information for our properties by geographic region as of September 6, 2002 and September 7, 2001 for our comparable properties as well as the total portfolio:

Comparable by Region

			Twelve Weeks Ended
	As of September 6, 2002		September 6, 2002			September 7, 2001
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$128.93	66.0%	$85.15	$144.88	65.6%	$95.04	(10.4%)
DC Metro	13	4,998	135.58	74.4	100.92	143.26	72.7	104.21	(3.2)
Florida	13	7,581	118.18	64.8	76.55	126.78	69.5	88.06	(13.1)
International	4	1,641	100.65	78.5	78.96	105.40	78.6	82.84	(4.7)
Mid-Atlantic	9	6,222	175.98	75.4	132.66	180.62	81.5	147.20	(9.9)
Mountain	8	3,313	89.45	64.7	57.87	93.55	69.6	65.09	(11.1)
New England	6	2,277	132.24	76.3	100.92	146.91	73.2	107.56	(6.2)
North Central	15	5,395	120.53	73.8	88.91	132.47	74.9	99.25	(10.4)
Pacific	23	11,822	140.58	74.0	104.08	152.22	74.7	113.65	(8.4)
South Central	12	6,515	109.99	74.8	82.26	115.91	76.8	88.96	(7.5)

All Regions	118	56,327	130.26	71.8	93.47	139.68	73.5	102.65	(8.9)

Comparable by Region

			Thirty-six Weeks Ended
	As of September 6, 2002		September 6, 2002			September 7, 2001
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$139.90	68.0%	$95.14	$153.84	69.5%	$106.89	(11.0%)
DC Metro	13	4,998	138.74	71.7	99.44	153.98	71.1	109.54	(9.2)
Florida	13	7,581	152.99	72.4	110.77	165.03	74.7	123.24	(10.1)
International	4	1,641	97.90	72.0	70.51	104.09	75.1	78.17	(9.8)
Mid-Atlantic	9	6,222	181.52	76.9	139.51	190.59	79.6	151.65	(8.0)
Mountain	8	3,313	108.65	67.5	73.34	111.38	71.1	79.24	(7.4)
New England	6	2,277	129.19	68.4	88.31	147.60	69.0	101.90	(13.3)
North Central	15	5,395	118.88	68.5	81.41	133.09	70.2	93.43	(12.9)
Pacific	23	11,822	150.89	71.6	108.03	168.77	74.6	125.84	(14.2)
South Central	12	6,515	128.42	78.2	100.38	134.44	78.4	105.37	(4.7)

All Regions	118	56,327	142.05	72.0	102.25	154.50	73.9	114.10	(10.4)

All Properties by Region

			Twelve Weeks Ended
	As of September 6, 2002		September 6, 2002			September 7, 2001
	No. of Properties(1)	No. of Rooms(1)	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$128.93	66.0%	$85.15	$144.88	65.6%	$95.04	(10.4%)
DC Metro	13	4,998	135.58	74.4	100.92	143.26	72.7	104.21	(3.2)
Florida	14	7,876	118.77	63.5	75.36	126.78	69.5	88.06	(14.4)
International	6	2,553	111.15	76.5	85.02	116.92	75.7	88.51	(3.9)
Mid-Atlantic	10	6,726	176.37	75.6	133.28	180.00	81.3	146.34	(8.9)
Mountain	8	3,313	89.45	64.7	57.87	95.59	69.7	66.65	(13.2)
New England	7	3,416	145.11	75.3	109.22	146.91	73.2	107.56	1.5
North Central	15	5,395	120.53	73.8	88.91	132.47	74.9	99.25	(10.4)
Pacific	23	11,822	140.58	74.0	104.08	152.22	74.7	113.65	(8.4)
South Central	12	6,515	109.99	74.8	82.26	115.46	76.7	88.56	(7.1)

All Regions	123	59,177	131.58	71.6	94.27	140.48	73.7	103.50	(8.9)

	All Properties by Region
			Thirty-six Weeks Ended
	As of September 6, 2002		September 6, 2002			September 7, 2001
	No. of Properties(1)	No. of Rooms(1)	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$139.90	68.0%	$95.14	$153.84	69.5%	$106.89	(11.0%)
DC Metro	13	4,998	138.74	71.7	99.44	153.98	71.1	109.54	(9.2)
Florida	14	7,876	155.61	71.6	111.43	165.03	74.7	123.24	(9.6)
International	6	2,553	110.20	71.8	79.10	114.49	73.9	84.65	(6.6)
Mid-Atlantic	10	6,726	181.10	76.6	138.70	192.06	79.5	152.59	(9.1)
Mountain	8	3,313	108.62	67.5	73.32	115.48	70.9	81.84	(10.4)
New England	7	3,416	136.05	69.1	93.96	147.60	69.0	101.90	(7.8)
North Central	15	5,395	118.88	68.5	81.41	133.09	70.2	93.43	(12.9)
Pacific	23	11,822	150.89	71.6	108.03	168.77	74.6	125.84	(14.2)
South Central	12	6,515	128.21	77.7	99.68	133.03	78.2	104.00	(4.2)

All Regions	123	59,177	142.76	71.8	102.57	155.44	74.0	114.96	(10.8)

(1)	For 2001, the results of operations represent 125 hotels with 60,080 rooms.

Although our hotels have shown improvement on a quarter-over-quarter basis for this year, the rate of improvement has moderated, and as anticipated, operating margin comparisons have become more difficult. We and our hotel managers have been successful thus far in reducing the cost of operations. However, several factors, including declining telephone revenues and increases in a number of costs such as insurance premiums and employee benefits and wages in excess of the rate of inflation will make it increasingly difficult to maintain our operating margins. Our ability to predict for operating results remains limited due to a shorter booking cycle, a slower than anticipated growth in the economy and lingering concerns over terrorism and the potential for additional military action abroad. While we have not completed our budget process for 2003, we believe that full year RevPAR growth for our comparable properties should range from flat to an increase of 4%. Given our expectations for modest growth in RevPAR, we anticipate that there will be increased pressure on operating margins, and we may experience further margin deterioration. While it is likely that over the short term our operations will continue to be weak, we expect to ultimately benefit from the decline in hotel development in the upper upscale segment and, consequently, a lower rate of new hotel supply growth. Over time, when combined with a recovering economy, we expect this should create an increase in demand for our hotels, which, in turn, should lead to growth in our RevPAR, earnings and dividends over the long term.

Results of Operations

2002 Compared to 2001

Revenues.    Hotel sales declined $60 million, or 7.2%, to $769 million for the twelve weeks ended September 6, 2002 and declined $197 million, or 7.5%, to $2,429 million for the thirty-six weeks ended September 6, 2002 from the comparable periods in 2001. While we experienced our normal seasonal decline as a result of the decrease in business and convention travel in the third quarter, these sales decreases primarily reflect the continued weakness in the lodging industry due to reduced travel by business and international travelers. We have adjusted our rooms sales mix to reflect this trend and, as a result, have increased the proportion of group business at our properties. Although group business typically has a lower average daily rate as compared to individual business travelers, the difference has been partially mitigated by additional food and beverage revenues, which have increased as a percentage of total comparable hotel sales from 30% as of September 7, 2001 to 32% as of September 6, 2002.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Rental income increased by $1 million, or 5.3%, to $20 million for the third quarter of 2002 compared to the third quarter of 2001 and declined $19 million, or 21.4% to $70 million for the thirty-six weeks ended September 6, 2002, when compared to the same period in 2001. Rental income for the thirty-six weeks ended September 6, 2002 and September 7, 2001 includes: 1) lease income from our limited service hotel leases of $47 million for both periods, 2) lease income from full-service hotel leases of $19 million and $38 million, respectively, and 3) office space rental income of $4 million for both periods. We repurchased the lessee entities with respect to four of the five full-service hotels leased to third parties effective June 16, 2001, terminating those leases for financial reporting purposes. As a result, we currently record rental income with respect to only one full-service hotel.

Operating Costs and Expenses.    Operating costs and expenses declined $23 million, or 3.1%, to $728 million for the third quarter of 2002 compared to the third quarter of 2001. For the thirty-six weeks ended September 6, 2002, operating costs and expenses declined $118 million, or 5.1%, to $2,180 million from the same period in 2001. This decrease is primarily the result of our efforts to control operating costs at the hotels and the overall decline in occupancy. Rental and other expense for the thirty-six weeks ended September 6, 2002 and September 7, 2001, includes expense for our limited service hotel leases of $48 million and $50 million, respectively, and office building expenses of $2 million for both periods. These expenses are included in taxes, insurance and other property-level expenses on the consolidated statements of operations.

Depreciation and Amortization.    Depreciation and amortization expense remained the same for the third quarter of 2002 and third quarter of 2001, but declined $9 million or 3.4% year-to-date. The decrease in depreciation expense for the year reflects a $13 million impairment charge due to the reclassification of certain hotels from held-for-use to held-for-sale for financial accounting purposes during the second quarter of 2001, the sale of two hotels during the second half of 2001, and the loss of the Marriott World Trade Center as a result of the September 11th terrorist attacks. These declines were partially offset by the increased depreciation related to the opening of the Ritz-Carlton Naples Golf Resort in January 2002 and the consolidation of two previously non-consolidated hotels and other assets as a result of the acquisition of the voting interests in Rockledge Hotel Properties, Inc. during April 2001.

Corporate Expenses.    For the twelve and thirty-six weeks ended September 6, 2002, corporate expenses increased $1 million and $4 million, respectively, over the same periods in 2001 primarily as a result of an increase in stock-based compensation expense related in part to an increase in the Company’s stock price since year-end. Corporate expenses, excluding the effects of stock-based compensation expense, decreased from $6 million to $5 million and from $18 million to $15 million for the twelve and thirty-six weeks ended September 7, 2001 and September 6, 2002, respectively.

We maintain two stock-based compensation plans whereby we may award to participating employees options to purchase shares of our common stock, deferred shares of our common stock, or restricted shares of our common stock as well as an employee stock purchase plan. The restricted shares issued to certain officers and key executives vest over a three-year period in annual installments based on continued employment and the attainment of certain performance criteria. These shares are subject to market adjustments that result in compensation expense (benefit) on a quarterly basis. As a result of the decline in our stock price and the operating outlook for the remainder of 2002, certain performance thresholds may not be met. If so, a portion of these shares previously granted would be forfeited, which would result in the reversal of the expense previously recognized in corporate expense.

Minority Interest Expense.    The variance in minority interest expense is due in part to the decrease in the weighted average minority interest ownership in the Operating Partnership from 14% as of September 7,

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

2001 to 9% as of September 6, 2002. The decline is also a reflection of the decrease in our results of operations as described above.

Discontinued Operations.    During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted January 1, 2002, the hotel’s income from operations, net of tax, of $7 million was recorded as discontinued operations. Additionally, the standard requires the reclassification of the previously reported earnings of the discontinued hotel to discontinued operations. As a result, for the first three quarters of 2001, we recorded a loss from discontinued operations of $1 million, net of taxes, for the operations of the St. Louis Marriott Pavilion.

Extraordinary Gain.    During the thirty-six weeks ended September 6, 2002, we recorded an extraordinary gain, net of tax, of $6 million representing the extinguishment of debt on the St. Louis Marriott Pavilion, which we transferred to the lender.

Net Income (Loss) Available to Common Shareholders.    The decrease reflects the previously discussed changes in operations as well as the increase in dividends on preferred stock due to the issuance of $144 million in Class C preferred stock during the second quarter of 2001.

Liquidity and Capital Resources

Our principal sources of cash are cash from operations, the sale of assets, borrowings under our revolving credit facility and our ability to obtain additional financing through various financial markets. In addition, as a result of the recently completed negotiations with Marriott International, we received $125 million in cash, which is available for general corporate purposes. See “—Recent Events”. Our principal uses of cash are asset acquisitions, capital expenditures, payments on debt, insurance premiums, property taxes, ground rent, corporate expenses and distributions to our equity holders and minority owners of the operating partnership. We believe our sources of cash will be sufficient to meet our liquidity needs.

During the thirty-six weeks ended September 6, 2002, we reported an increase in cash and cash equivalents of $42 million, which is primarily the result of the $125 million in cash which became available to us as a result of the new agreements with Marriott International, partially offset by the $117 million used to fund the cash portion of the purchase of the Boston Marriott Copley Place. At September 6, 2002 we maintained $394 million of cash on hand; we had $300 million of availability under our credit facility and had no amounts outstanding thereunder. Approximately $165 million of our available cash is held by our taxable subsidiaries. The distribution of this cash to the operating partnership could, under certain circumstances, increase our current or future income tax expense and/or the amounts we are required to distribute to maintain our status as a REIT. Approximately $117 million of our mortgage debt matures and $118 million of regularly scheduled amortization on our mortgage debt occurs prior to 2005. We have no other significant refinancing requirements until 2005. We do not believe we will need to borrow under our credit facility during 2002.

We continue to remain interested in pursuing either single asset or portfolio acquisition transactions and have discussed the possibility of these transactions with several interested parties. We believe there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in hard to duplicate urban, convention and resort locations. However, we cannot be certain as to the size or timing of any such acquisition or of our ability to obtain financing should such an opportunity arise. We will also continue to pursue opportunities to dispose of non-core assets in slower growth markets that are not consistent with our preferred portfolio. Our ability

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

to structure transactions that are favorable to both us and the buyer has been enhanced by the recent changes to our agreements with Marriott International. These changes increase our ability to sell certain assets unencumbered by management agreements. Currently, we are in discussions with several potential buyers to dispose of as many as eight of our non-core hotels which, if successful, would result in net proceeds of between $100 million to $275 million. Proceeds from any disposition would be available for investment in our properties, acquisitions and the repayment of debt.

Cash provided by Operations.    During 2002, our cash provided by continuing operations increased by $121 million when compared to the same period in 2001. The increase over the prior year is partly due to the additional $50 million in cash, which became available to us due to the reduction in working capital requirements under our revised management agreements with Marriott International and the use of $208 million of operating cash in 2001 for the purchase of the Crestline lessee entities. The overall increase in cash provided by continuing operations was partially offset by the declining operating results at the hotels during 2002.

Cash from operations of the St. Louis Marriott Pavilion was $2 million during 2001 which was reported as discontinued operations. There was no cash from assets reported as discontinued operations during 2002.

Cash used in Investing Activities.    Based on our assessment of the current operating environment and to conserve capital, we have continued our disciplined approach to capital expenditures during 2002. As a result, capital expenditures at our properties have decreased by $74 million, or 36%, when compared to the same period in 2001. We have achieved these decreases while focusing on property maintenance and selected improvements designed to maintain appropriate levels of quality. As a result of the changes in our agreements with Marriott International discussed above, approximately $75 million of funds previously held in escrow accounts for capital expenditures at certain properties has been returned to us. While we continue to be obligated to fund capital expenditures at these properties as such expenditures are approved by us, this modification will enable us to use the available funds for general corporate purposes on an ongoing basis. Other investing activity during the period included the purchase of the Boston Marriott Copley Place for $117 million of cash. We also assumed $97 million in mortgage debt as part of the acquisition.

Cash used in investing activities for discontinued operations was $1 million during 2001 for capital expenditures for the St. Louis Marriott Pavilion. There was no cash used in investing activities for discontinued operations during 2002.

Cash used in Financing Activities.    During 2002, the cash used in financing activities for continuing operations primarily consisted of principal repayments on mortgage debt of $47 million and preferred stock dividend payments of $27 million. On September 20, 2002, we announced that our Board of Directors had declared a dividend of $0.625 per share of Preferred Stock, which was paid on October 15, 2002 to shareholders of record on September 30, 2002. We have not declared a dividend on our common stock during 2002.

Cash used in financing activities for discontinued operations was $1 million during 2001 for principal repayments on the mortgage debt secured by the St. Louis Marriott Pavilion. There was no cash used in financing activities for discontinued operations during 2002.

We may, from time to time, seek to acquire our outstanding securities through cash purchases in open-market or privately negotiated transactions. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Subsequent to quarter end, we retired the remaining $12.6 million of 9.5% senior notes due in May 2005 at approximately 101% of par with a payment on September 16, 2002 of $12.7 million. We recorded a minimal loss on the transaction.

Debt

On June 6, 2002, we entered into a credit facility that provides an aggregate revolving loan commitment amount of up to $400 million ($300 million of which is available initially, with the balance becoming available to the extent that our leverage ratios meet specified levels.) The credit facility has an initial three-year term with an option to extend for an additional year if certain conditions are met. Interest on borrowings under the credit facility will be calculated based on a spread over LIBOR ranging from 2.50% to 3.75%. The rate will vary based on our leverage ratio. We are required to pay a quarterly

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

commitment fee that will vary based on the amount of unused capacity under the credit facility. Currently, the commitment fee is ..55% on an annual basis for available capacity and .10% on additional capacity. As of September 6, 2002 we have not drawn on the credit facility.

In addition to the customary affirmative and negative covenants and restrictions, the credit facility contains covenants that require us to maintain leverage ratios below specified levels as well as interest, fixed charges and unsecured interest coverage ratios above specified levels. We are currently in compliance with these maintenance covenants.

Under the terms of the senior notes indenture and the credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an interest coverage ratio of at least 2.0 to 1.0. As a result of the current operating environment, since the beginning of the third quarter of 2002 we have not met this interest coverage ratio incurrence test. As a result, our ability to incur indebtedness is limited to indebtedness specifically permitted under the credit facility and the indenture, such as borrowings under the credit facility and borrowings in connection with a refinancing of existing debt. Our failure to meet the interest coverage ratio also restricts our ability to pay dividends on our common and preferred equity, except that we will be able to continue to pay dividends necessary to maintain our status as a REIT and other distributions permitted under the indenture.

Although we are subject to these restrictions, we may take certain actions to achieve compliance on a pro forma basis. These actions include, among others, retiring existing debt, swapping certain of our fixed interest rate debt for lower floating interest rate debt or the acquisition of less leveraged properties. There can be no assurance that these options will be available to us, or if available, that these options would be economically justifiable to implement.

We have approximately $3.2 billion of senior notes outstanding that are currently rated by Moody’s and Standard & Poors. As a result of the significantly reduced operating levels which followed the September 11 terrorist attacks and the economic slowdown, the ratings on these senior notes and the senior notes issued by many other lodging companies were downgraded and placed on negative credit watch. While we have no significant senior note maturities until 2005, if operations were to decline further, or if our credit ratios do not otherwise improve, these notes could be downgraded further. If we were unable to subsequently improve our credit rating it would likely increase the cost to issue additional senior notes or to refinance this debt as it comes due.

All of our mortgage debt is recourse solely to specific assets. We have thirty assets that are secured by mortgage debt which contain restrictive covenants. Twelve of these assets are secured by mortgage debt that includes covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels.

Eight of our hotel properties secure a $615 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-though certificates (the “CMBS Loan”). These hotels are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, and the Swissôtels in Boston, New York, Atlanta and Chicago (the “Portfolio”). The CMBS Loan contains a provision that requires the mortgage servicer to retain the excess cash from the Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for FF&E for the trailing twelve months declines below $96 million. Annual debt service is approximately $64 million. As a result of the effect on operations of the September 11 terrorist attacks and the economic slowdown, this provision was triggered beginning in the third quarter of 2002 and will be effective until the Portfolio generates the minimum cash flow for two consecutive quarters, at which point, the cash which has been escrowed will be returned to us. Approximately $900,000 of cash is currently escrowed. Additional amounts may be escrowed, and these amounts may be significant.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

There can be no assurance that the Portfolio will reach the minimum cash flow for the required period of time so that the cash will be released.

We recently modified the terms of the mortgage debt secured by our four Canadian properties. Under the terms of this modification, we have agreed to escrow the net cash flow from these hotels on a retroactive basis effective December 29, 2001. To the extent that cash flow available for debt service for the twelve months ended March 2003 is insufficient to achieve a specified debt-service coverage level, the escrowed net cash flow will be applied to the outstanding balance of this indebtedness. Thereafter, net cash flow will continue to be applied to the outstanding balance to the extent necessary to achieve such specified level of debt-service coverage. Approximately $4.7 million of cash is currently escrowed in connection with this provision.

The CMBS Loan requires us to obtain insurance for the Portfolio from companies that maintain a minimum rating from the Standard & Poor’s rating agency. During our annual insurance policy renewal, which was completed in May 2002, we procured separate terrorism insurance with carriers that did not satisfy the requirement of a minimum Standard & Poor’s rating, although the insurance carriers on the all-risk portion of our coverage did have the required rating. Additionally, the mortgage servicer indicated that based on its interpretation of the CMBS Loan, we did not have sufficient terrorism coverage to cover the replacement value of the properties. We subsequently received a waiver from the servicer regarding the required rating covenant and the level of coverage covenant. However, the servicer has reserved its rights to revoke its waiver if conditions change. There can be no assurance that the mortgage servicer will not revoke the waiver and choose to enforce both the required rating covenant and its interpretation of the level of coverage covenant. In addition, the all-risk insurance carrier was recently downgraded by Standard & Poor’s and no longer meets the rating requirement. We have notified the mortgage servicer of this downgrade. However, there can be no assurance that the mortgage servicer will waive this covenant. If we are unable to satisfy the servicer with regard to these various insurance provisions, we may be required to refinance the CMBS Loan with debt carrying different insurance requirements. There can be no assurance that we will be able to complete such a refinancing.

In addition to the Portfolio, six of our assets are secured by mortgage loans which require us to obtain insurance only from carriers that maintain a minimum rating from Standard & Poor’s, A.M. Best, or other rating agencies. As a result of the effects which the September 11 attacks had on the insurance industry, when we renewed our insurance policies on these assets, we secured all-risk property insurance coverage from an insurance carrier with a Standard & Poor’s rating lower than required. We have notified the relevant lenders regarding this situation. However, we cannot assure you that any of the lenders will ultimately be satisfied with the ratings of our current carriers. If the lenders are unable or unwilling to amend or waive these covenants, or if we are unable to obtain insurance coverage that complies with the loan agreements, the lenders may determine that we are in default of this covenant, in which case, to the extent that the lenders choose to pursue their remedies and we are unable to prevent this course of action, we may be required to refinance the debt with debt carrying different interest rates and insurance requirements. There can be no assurance that we will be able to complete such a refinancing.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

The table below summarizes our obligations for principal payments on our debt and future minimum lease payments on our operating leases (in millions).

	Senior Notes(1)	Mortgage Debt(2)	Other Debt(2)	Operating Leases(4)
2002(3)	$—	$16	$—	$33
2003	—	136	—	104
2004	—	83	—	100
2005	513	57	3	97
2006	300	441	—	95
Thereafter	2,433	1,571	100	1,162

Total	$3,246	$2,304	$103	$1,591

(1)	Includes discount of $6 million.
(2)	For the mortgage debt, the amounts shown include amortization of principal and debt maturities. Other debt includes future minimum lease payments on our capital leases.
(3)	Amounts shown for principal payments and minimum lease payments due on our operating leases for 2002 are for the fourth quarter of 2002 only.
(4)
$834 million of the total future minimum operating lease payments relate to ground leases for certain hotels and $677 million relate to the sale-leaseback transactions with Hospitality Properties Trust (HPT) with regards to 53 Courtyard properties and 18 Residence Inn properties. In connection with the REIT conversion, we sublet the hotels to subsidiaries of Crestline Capital Corporation (Crestline), now a subsidiary of Barceló Hotels and Resorts. Rent payable by Crestline under the non-cancelable subleases consists of the minimum rent payable under the HPT leases plus an additional percentage rent based upon sales levels. The percentage rent payable under the subleases is sufficient to cover any additional rent due under the non-recourse HPT leases. The rent payable under the subleases is guaranteed by Crestline, up to a maximum amount of $30 million. Certain of the future minimum operating lease payments also relate to facilities used in the Company’s former restaurant business. Future rentals on leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $40 million and $677 million, respectively, payable to the Company under non-cancelable subleases.

Other Real Estate Investments

Consistent with our strategy of owning full-service properties, during 2002 we continued to dispose of general partnership interests that we held in various partnerships that owned limited service properties. During the second and third quarters of 2002 we sold our 1% general partner interests in the Marriott Residence Inn Limited Partnership and Marriott Residence Inn II Limited Partnership for a minimal amount, thereby eliminating any further role by us in the operation or ownership of these partnerships.

Also during the third quarter we converted our 1% general partnership interest in the Mutual Benefit/Hotel Associates Limited Partnership (a partnership which owned the Richmond Marriott hotel) to a 1% limited partnership interest in this partnership. By virtue of a restructuring, Mutual Benefit/Hotel Associates Limited Partnership is now a 5% owner of a new partnership that owns the hotel.

We continue to own a 50% interest in a joint venture with Marriott International that owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling approximately 17,550 rooms. The joint venture has approximately $916 million of debt. This debt is comprised of $589 million of first mortgage debt, $127 million of senior notes and approximately $200 million of mezzanine debt. The mortgage debt and the senior notes are obligations of the limited partnerships. The mezzanine debt is an obligation of the joint venture and was provided by an affiliate of Marriott International. All of the debt is non-recourse to and not guaranteed by us or any of our subsidiaries. RevPAR at these properties has declined 8.7% for the quarter and has declined 12.6% year-to-date from 2001 levels. Based on the current forecast for the remainder of the year, we expect that these hotels will generate sufficient cash flow from operations to fund the respective debt service obligations of the two limited partnerships. There can be no assurances, however, that the cash flow from these partnerships when combined with the current cash held by the partnerships and the joint venture will continue to be

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

sufficient to fund debt service on the mezzanine debt. To the extent that the joint venture did not have sufficient cash flow, the terms of the mezzanine debt allow the joint venture to elect to defer some or all of its payment on this debt. To the extent deferred, unpaid balances are added to principal and earn interest at 13%. As of September 6, 2002, the partnerships and the joint venture maintained aggregated cash balances of approximately $19 million.

We currently have a non-controlling investment in a partnership that owns the JW Marriott hotel in Washington, DC. The partnership is the borrower under a $95.3 million mortgage loan that matures in December 2003. The mortgage is secured by the hotel and is non-recourse to us. Although the hotel’s RevPAR has declined 7.0% year-to-date versus 2001, we anticipate that the partnership will be able to refinance the mortgage prior to its maturity to the extent that it does not elect to otherwise repay this debt.

FFO and EBITDA

We consider Comparative Funds From Operations (“Comparative FFO”), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, adjusted for significant non-recurring items detailed in the chart below, and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) (“EBITDA”) to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other real estate investment trusts. However, Comparative FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and other items have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentations.

We are the sole general partner in the Operating Partnership and as of September 6, 2002 and September 7, 2001 held approximately 90% and 92%, respectively, of the outstanding OP Units. The $5 million and $6 million deducted from the Comparative FFO for the twelve weeks ended September 6, 2002 and September 7, 2001, respectively, and $20 million and $53 million for the thirty-six weeks ended September 6, 2002 and September 7, 2001, respectively, represent the Comparative FFO attributable to the interests in the Operating Partnership of those minority partners. Additionally, the $35 million deducted from the EBITDA of Host LP for the thirty-six weeks ended September 7, 2001 represents the distributions made by the Company to the holders of OP Units other than Host Marriott. No distributions have been made during 2002. OP Units owned by holders other than Host Marriott are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of our common stock, or at our option, a share of our common stock.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

	Twelve Weeks Ended		Thirty-six Weeks Ended
	September 6,	September 7,	September 6,	September 7,
	2002	2001	2002	2001
Income (loss) from continuing operations	$(38)	$(6)	$(26)	$76
Effect on revenue of SAB 101	1	3	3	18
Interest expense	107	103	318	310
Dividends on Convertible Preferred Securities	7	7	22	22
Depreciation and amortization	86	86	254	263
Minority interest (income) expense	(3)	—	8	26
Income taxes	(7)	—	8	15
Lease repurchase expense	—	—	—	5
Equity in (earnings) losses of affiliates	3	1	6	(3)
Other non-cash changes, net	3	(4)	9	—

EBITDA of Host LP	159	190	602	732
Distributions to minority interest partners of Host LP	—	(5)	—	(35)

EBITDA of Host REIT	$159	$185	$602	$697

EBITDA of Host LP	159	190	602	732
Interest expense	(107)	(103)	(318)	(310)
Dividends on Convertible Preferred Securities	(7)	(7)	(22)	(22)
Dividends on preferred stock	(9)	(9)	(27)	(23)
Income taxes	7	—	(8)	(15)
Effective impact of lease repurchase	3	5	9	8
Partnership adjustments and other	—	5	(8)	5

Comparative Funds From Operations of Host LP available to common unitholders	46	81	228	375
Comparative Funds From Operations of minority partners of Host LP	(5)	(6)	(20)	(53)

Comparative Funds From Operations available to common shareholders of Host REIT	$41	$75	$208	$322

Our ratio of earnings to fixed charges and preferred dividends was 1.0 to 1.0 through the third quarter of 2002 versus 1.3 to 1.0 through the third quarter of 2001. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2001.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not expect it to have an immediate effect on our financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard which primarily relate to the rescission of Statement 4 eliminated the

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

requirement that gains and losses from the extinguishment of debt be classified as extraordinary items, unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. The Company will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. At the time of implementation, we will reclassify any gains or losses from debt extinguishments in 2002 and prior as ordinary income/loss from operations.

Change in Accounting for Stock Options

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” The standard defines a fair value based method of accounting for employee stock compensation plans. Although adoption of this standard’s expense recognition provisions is encouraged, it allows a company to continue to account for its employee stock compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) but requires additional pro forma disclosure as if the fair value based method had been applied. We implemented the expense recognition provisions of SFAS No. 123 in the third quarter of 2002, with retroactive application to employee stock options granted on or after January 1, 2002 only. Options granted in fiscal years prior to 2002 will continue to be accounted for using the intrinsic value method as described in APB 25. We did not issue any employee stock options during the thirty-six weeks ended September 6, 2002; however, we have an employee stock purchase plan for which we recorded a minimal amount of compensation expense year-to-date as a result of the change in accounting method. We already record compensation expense for shares granted under deferred stock and restricted stock plans and, therefore, these shares are not affected by this change. The effects of the implementation of SFAS No. 123 during fiscal year 2002 will not be representative of the effects on reported net income in future years because only the effects of stock option awards granted in 2002 have been considered. We believe that this change will more accurately reflect the effect of granting stock options on net income.

If SFAS No. 123 had been adopted as of its effective date (fiscal years that begin after December 15, 1995), additional compensation expense of $0.2 million and $0.7 million would have been included in net income for the twelve and thirty-six weeks ended September 7, 2001, respectively, and $0.2 million and $0.5 million would have been included in net income for the twelve and thirty-six weeks ended September 6, 2002, respectively. The effect on basic and diluted earnings per share would have been minimal.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Historically, our debt has primarily been fixed rate, including all of our outstanding senior notes. However, certain of our financial instruments are sensitive to changes in interest rates, including borrowings under our credit facility and the mortgage debt on our Canadian properties. There were no amounts outstanding on the credit facility during the third quarter and as of September 6, 2002. The spread we pay over LIBOR on borrowings under the credit facility will adjust based on our leverage ratio. The Canadian mortgage debt, which is denominated in US dollars and had a balance of $96.6 million at September 6, 2002, has an interest rate based on LIBOR plus 275 basis points. The weighted average interest rate for the Canadian mortgage was 4.7% for the thirty-six weeks ended September 6, 2002 and 5.5% for the year ended December 31, 2001.

Subsequent to the Series H senior note offering in December 2001, we entered into an interest rate swap agreement that effectively converts our obligation under the $450 million of indebtedness from a fixed

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

rate to a floating rate based on 30 day LIBOR plus 450 basis points. The swap became effective on January 15, 2002 and matures in January 2007. A change in the LIBOR rate of 100 basis points will result in a $4.5 million increase or decrease in interest expense. The swap has been designated as a fair value hedge and changes in the interest rate over the life of the agreement are recorded as an adjustment to interest expense. Changes in the fair value of the swap and the notes are reflected on the balance sheet as offsetting changes and have no income statement effect.

During January of 2002, we purchased, for $3.5 million, a 5-year interest rate cap with a notional amount of $450 million. The interest rate cap limits our exposure under the Series H interest rate swap to the extent that the floating rate we are required to pay under that agreement exceeds 14%. Changes in interest rates will affect the fair value of the cap. The gains or losses which result from the changes in the fair value of the interest rate cap over time will be recorded in other income or expense. The fair value of this cap has decreased during 2002 and we have recorded expenses of $2.2 million and $53,000 for the thirty-six weeks and twelve weeks ended September 6, 2002, respectively.

Exchange Rate Sensitivity

In connection with the Canadian mortgage debt discussed above, our Canadian subsidiaries entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to US dollars on a monthly basis to cover debt service payments on the mortgage debt. This swap has been designated as a cash flow hedge of the principal payments, and the forward contracts are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. The fair value of the forward contracts was $3.1 million at September 6, 2002 and $1.5 million at December 31, 2001. The remaining Canadian earnings are unhedged.

In addition, our hotels in Mexico have earnings that are denominated in pesos while the debt obligation on these properties is denominated in US dollars. We have not hedged our currency risk in Mexico; however, the peso has appreciated since our original investment in these hotels. To the extent that the peso declines in value versus the US dollar, some or all of the benefit due to the appreciation of the peso may be offset.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

HOST MARRIOTT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On June 22, 2001, Swissôtel Management (USA) L.L.C. (“Swissôtel”) filed a lawsuit against Host REIT, and five of our subsidiaries, regarding the hotel management agreements between Swissôtel and BRE/Swiss LLC, dated August 1, 1997 (as amended, the “Management Agreements”). The Management Agreements relate to the Swissôtel hotels in Atlanta, Boston, Chicago, and New York (the “Hotels”). In this lawsuit, Swissôtel sought, among other things, declarations that it was not in violation of the Management Agreements. On July 25, 2001, the defendants filed answers to the complaint and counterclaims against Swissôtel and Raffles Holdings Limited (“Raffles”) for breach of contract and tortious interference, respectively. Raffles acquired Swissôtel’s management business in June of last year. Previously, Swissôtel had filed a lawsuit seeking a declaration that it operated and maintained the New York hotel in accordance with a first-class hotel standard. Swissôtel later agreed to arbitrate this matter, as required by the management agreement for the New York hotel.

We recently entered into a settlement agreement with Swissôtel and Raffles, pursuant to which the pending litigation and arbitration will be dismissed. The settlement agreement also provides that the management agreements for the Atlanta and Boston hotels will be terminated shortly after consummation of the settlement. Discussion are underway with several management companies, including Swissôtel, to manage the hotels. In addition, the term of the management agreement for the Chicago hotel has been shortened to June 30, 2007 and the management agreement for the New York hotel may be terminated on or after June 30, 2005 with six months notice and payment of a termination fee or after June 30, 2007 without the payment of a termination fee. Consummation of the settlement is contingent upon certain consents and approvals required from third parties. The specific terms of the settlement agreement are confidential.

Item 2.    Changes in Securities and Use of Proceeds

Under the terms of our senior notes indenture and our credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an interest coverage ratio of at least 2.0 to 1.0. Since the beginning of the third quarter of 2002, we have not met this interest coverage ratio. As a result, our ability to incur indebtedness is limited to indebtedness that is specifically permitted under the credit facility and the indenture, such as borrowings under the credit facility and borrowings in connection with the refinancing of existing debt. Our failure to meet the interest coverage ratio also limits our ability to make restricted payments, which includes the declaration and payment of dividends on our common and preferred equity, although we are permitted to declare and pay dividends on common and preferred equity to the extent necessary to maintain our status as a REIT and other distributions permitted under the indenture.

Item 6.    Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the accompanying Exhibit Index are filed as a part of this report and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K.

•
August 13, 2002 – The Company announced the execution and submission to the SEC of the following sworn certifications attesting to the accuracy of the Company’s filings with the SEC: “Statement under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings” and “Statement under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings”.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 21, 2002	HOST MARRIOTT CORPORATION

/s/ Donald D. Olinger Donald D. Olinger Senior Vice President and Corporate Controller (Chief Accounting Officer)

CERTIFICATIONS

I, Christopher J. Nassetta, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Host Marriott Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 21, 2002

/s/ Christopher J. Nassetta

Christopher J. Nassetta
President and Chief Executive Officer

I, Robert E. Parsons, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Host Marriott Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 21, 2002

/s/ Robert E. Parsons, Jr.

Robert E. Parsons, Jr.
Executive Vice President and Chief Financial Officer

Exhibits

4.3(iii)	Amendment No. 2 to Rights Agreement between Host Marriott Corporation and The Bank of New York as Rights Agent dated as of August 21, 2002.

10.38	Amendment No. 7 dated as of December 29, 2001 to Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc.

1