Form 10-Q
period 2003-09-12
HOST MARRIOTT CORP/
filed 2003-10-17
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 12, 2003.

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

The registrant had 295,716,839 shares of its $0.01 par value common stock outstanding as of October 1, 2003.

INDEX

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 12, 2003 and December 31, 2002

(in millions, except per share amounts)

	September 12, 2003	December 31, 2002
	(unaudited)
ASSETS
Property and equipment, net	$6,954	$7,031
Notes and other receivables	54	53
Due from managers	68	82
Investments in affiliates	84	133
Other assets	491	523
Restricted cash	134	133
Cash and cash equivalents	547	361

Total assets	$8,332	$8,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt
Senior notes	$3,162	$3,247
Mortgage debt	2,317	2,289
Other	102	102

	5,581	5,638
Accounts payable and accrued expenses	148	118
Minority interest liability	112	—
Other liabilities	184	252

Total liabilities	6,025	6,008

Interest of minority partners of Host LP	111	131
Interest of minority partners of other consolidated partnerships	2	92
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are convertible subordinated debentures due 2026 (“Convertible Preferred Securities”)	475	475

Shareholders’ equity
Cumulative redeemable preferred stock (liquidation preference $354 million), 50 million shares authorized; 14.1 million shares issued and outstanding	339	339
Common stock, par value $.01, 750 million shares authorized; 295.7 million shares and 263.7 million shares issued and outstanding, respectively	3	3
Additional paid-in capital	2,363	2,100
Accumulated other comprehensive income (loss)	7	(2)
Deficit	(993)	(830)

Total shareholders’ equity	1,719	1,610

	$8,332	$8,316

See Notes to Condensed Consolidated Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended and Year-to-Date September 12, 2003 and September 6, 2002

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
REVENUES
Rooms	$463	$473	$1,436	$1,467
Food and beverage	218	220	746	744
Other	49	64	157	182

Total hotel sales	730	757	2,339	2,393
Rental income	20	20	71	70
Other income	10	—	12	—

Total revenues	760	777	2,422	2,463

OPERATING COSTS AND EXPENSES
Rooms	124	123	360	359
Food and beverage	180	179	565	553
Hotel departmental expenses	224	221	664	635
Management fees	28	29	98	109
Other property-level expenses	71	69	220	201
Depreciation and amortization	86	85	258	251
Corporate and other expenses	15	11	42	40

Total operating costs and expenses	728	717	2,207	2,148

OPERATING PROFIT	32	60	215	315
Minority interest income (expense)	9	3	11	(8)
Interest income	2	7	7	14
Interest expense	(109)	(107)	(327)	(318)
Net gains on property transactions	1	1	4	3
Equity in losses of affiliates	(4)	(3)	(13)	(6)
Dividends on Convertible Preferred Securities	(7)	(7)	(22)	(22)

LOSS BEFORE INCOME TAXES	(76)	(46)	(125)	(22)
Benefit (provision) for income taxes	11	7	10	(8)

LOSS FROM CONTINUING OPERATIONS	(65)	(39)	(115)	(30)
Income from discontinued operations	1	1	3	17

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(64)	(38)	(112)	(13)
Cumulative effect of adoption of SFAS No. 150	(24)	—	(24)	—

NET LOSS	(88)	(38)	(136)	(13)
Less: Dividends on preferred stock	(9)	(9)	(27)	(27)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(97)	$(47)	$(163)	$(40)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(.26)	$(.18)	$(.53)	$(.22)
Discontinued operations	—	—	.01	.07
Cumulative effect of a change in accounting principle	(.09)	—	(.09)	—

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.35)	$(.18)	$(.61)	$(.15)

See Notes to Condensed Consolidated Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date September 12, 2003 and September 6, 2002

(unaudited, in millions)

	Year-to-date
	September 12, 2003	September 6, 2002
OPERATING ACTIVITIES
Net loss	$(136)	$(13)
Adjustments to reconcile to cash provided by operations:
Non-cash effect of discontinued operations	—	(9)
Cumulative effect of a change in accounting principle	24	—
Depreciation and amortization	258	251
Income taxes	(31)	(41)
Net gains on property transactions	(4)	(3)
Equity in losses of affiliates	13	6
Minority interest expense (income)	(11)	8
Return of working capital from Marriott International	—	50
Changes in other assets	26	39
Changes in other liabilities	18	22

Cash provided by operations	157	310

INVESTING ACTIVITIES
Acquisitions	(3)	(117)
Proceeds from sale of assets, net	92	—
Capital expenditures:
Renewals and replacements	(115)	(103)
Development	(7)	(10)
Other investments	(6)	(16)
Return of escrow funds from Marriott International	—	75

Cash used in investing activities	(39)	(171)

FINANCING ACTIVITIES
Sale of common stock	251	1
Financing costs	(3)	(7)
Scheduled principal repayments	(37)	(33)
Debt issuances	88	—
Debt prepayments	(198)	(14)
Dividends on preferred stock	(27)	(27)
Distributions to minority interests	(5)	(9)
Purchase of interest rate cap	—	(3)
Change in restricted cash	(1)	(5)

Cash provided by (used in) financing activities	68	(97)

INCREASE IN CASH AND CASH EQUIVALENTS	186	42
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	361	352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$547	$394

See Notes to Condensed Consolidated Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date September 12, 2003 and September 6, 2002

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

Through year-to-date September 12, 2003 and year-to-date September 6, 2002, we issued approximately 3.5 million shares and 487,000 shares, respectively, of common stock upon the conversion of operating partnership units, or OP units, of Host Marriott, L.P., held by minority partners valued at $33.3 million and $5.3 million, respectively.

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

See Notes to Condensed Consolidated Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Marriott Corporation, a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through Host Marriott, L.P., or the Operating Partnership, or Host LP, and its subsidiaries. We are the sole general partner of the Operating Partnership and as of September 12, 2003, owned approximately 92% of the partnership interests in the Operating Partnership, which are referred to as OP units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 12, 2003 and the results of our operations for the quarter ended and year-to-date September 12, 2003 and September 6, 2002 and cash flows for year-to-date September 12, 2003 and September 6, 2002. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain reclassifications, primarily as a result of new accounting standards relating to the disposition of assets and the extinguishment of debt, have been made to the prior period financial statements to conform to the current presentation.

Reporting Periods

Operating Results. The results we report in our statement of operations are based on results reported to us by our hotel managers. These hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott branded hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. In addition, Host Marriott, as a REIT, is required by tax laws to report results on the calendar year. As a result, we elected to adopt the reporting period used by Marriott International modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the third quarter of 2003 ended on September 12 and the third quarter of 2002 ended on September 6, though both quarters reflect twelve weeks of operations. In contrast, year-to-date results as of September 12, 2003 reflect 255 days of operations, while our year-to-date results as of September 6, 2002 reflect 249 days.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after quarter-end is included in our results of operations in the following fiscal quarter. For example, if our first quarter ends March 15th, operations for the entire month of March for the hotel are reported in our second fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March - May), third quarter (June - August), and fourth quarter (September - December).

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

Accounting for Stock-based Compensation

We maintain two stock-based employee compensation plans. Prior to 2002, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2002, we adopted the fair value recognition provisions of FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all of our outstanding and unvested awards in each period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended		Year-to-date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
	(in millions, except per share amounts)
Net loss, as reported	$(88)	$(38)	$(136)	$(13)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax	4	4	9	12
Deducted: Total stock-based employee compensation expense determined under fair value method for all	(4)	(4)	(9)	(12)

Pro forma net loss	(88)	(38)	(136)	(13)
Dividends on preferred stock	(9)	(9)	(27)	(27)

Pro forma net loss available to common shareholders	$(97)	$(47)	$(163)	$(40)

Loss per common share
Basic—as reported	$(.35)	$(.18)	$(.61)	$(.15)

Basic—pro forma	$(.35)	$(.18)	$(.61)	$(.15)

Diluted—as reported	$(.35)	$(.18)	$(.61)	$(.15)

Diluted—pro forma	$(.35)	$(.18)	$(.61)	$(.15)

Cumulative Effect of Change in Accounting Principle

The FASB recently issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, it was determined that any minority partners’ interest in consolidated partnerships with finite lives specified in the related partnership agreement should be reclassified as a liability and presented at its fair value as of the date of the balance sheet unless the interests are convertible into equity of the parent. The effect of this change is shown on our statements of operations as a cumulative effect of a change in accounting principle. The minority interest liability will be fair valued and the gains and losses from changes in fair value of the liability are recorded in interest expense in the current period (i.e. a change in the fair value of our minority partners’ equity in the partnership).

As a result of adopting SFAS No. 150 on June 21, 2003, we recorded a loss of $24 million as a cumulative effect of change

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in accounting principle in the third quarter. As of September 12, 2003, total liabilities include $112 million of minority interest liabilities at their fair value.

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

	Quarter ended
	September 12, 2003			September 6, 2002
	(in millions, except per share amounts)
	Income/ (Loss)	Shares	Per Share Amount	Income/ (Loss)	Shares	Per Share Amount
Net loss	$(88)	275.6	$(.32)	$(38)	263.3	$(.15)
Dividends on preferred stock	(9)	—	(.03)	(9)	—	(.03)

Basic and diluted loss	$(97)	275.6	$(.35)	$(47)	263.3	$(.18)

	Year-to-date
	September 12, 2003			September 6, 2002
	(in millions, except per share amounts)
	Income/ (Loss)	Shares	Per Share Amount	Income/ (Loss)	Shares	Per Share Amount
Net loss	$(136)	268.1	$(.51)	$(13)	262.7	$(.05)
Dividends on preferred stock	(27)	—	(.10)	(27)	—	(.10)

Basic and diluted loss	$(163)	268.1	$(.61)	$(40)	262.7	$(.15)

4.	Debt

On September 9, 2003, we refinanced the $95 million mortgage debt secured by the JW Marriott in Washington, D.C. with an $88 million floating-rate mortgage loan with an interest rate of LIBOR plus 210 basis points. Although the loan matures in 2005, we may extend the term of the loan for three one-year periods upon satisfaction of certain conditions. The loan may be prepaid beginning in May 2004, and no prepayment penalty will be assessed for any prepayments made after March 2005. We also purchased an interest rate cap with the same notional amount as the new loan which caps the floating interest rate at 8.1% for the first two years of the loan. The cap represents a derivative that will be marked to market and the gains and losses from changes in the market value of the cap are recorded in other income or expense in the current period. The fair value of the interest rate cap was $83,000 at September 12, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 29, 2003, we redeemed $71 million of our 7 7/8% Series A senior notes, which were scheduled to mature in 2005. The terms of the debt required that we pay the holders a premium (2.627% based on the date of redemption) in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss of $2.3 million on the early extinguishment of debt which includes the payment of the premium and the acceleration of the related deferred financing fees. The loss is included in interest expense on the accompanying statements of operations.

On August 21, 2003, we entered into two four-year interest rate swap agreements, which mature October 2007, effectively converting our Series G senior notes to floating rate debt. Under the swaps, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points on a $242 million notional amount, which is equal to the current amount of outstanding Series G senior notes. We have designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements will be recognized over the life of the agreements as an adjustment to interest expense. Changes in the fair value of the swaps and our Series G senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swaps at September 12, 2003 was $1.4 million.

During August 2001, we entered into a $97 million loan agreement secured by our four Canadian properties. As this indebtedness is denominated in United States dollars and the functional currency of the properties is Canadian dollars, we entered into currency forward contracts to buy U.S. dollars at a fixed price at the time we entered into this loan. These forward contracts hedge the currency exposure of converting Canadian dollars into U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment. These contracts have been designated as cash flow hedges of the debt service and balloon payments and are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. In April 2003, $7 million of cash escrowed in accordance with the loan agreement was applied to the principal as a result of the decline in operations at the hotels. As a result of the prepayment, a portion of the forward contracts no longer qualifies for hedge accounting. The pro-rata portion of the accumulated loss included in other comprehensive income as of the date of prepayment plus the change in the fair market value of the ineffective portion of the hedge from April 24, 2003, have been recognized in our consolidated statements of operations. All subsequent fair market value adjustments related to the ineffective portion of the hedge will be recognized in our consolidated statements of operations. The adjustments resulted in the recognition of approximately $100,000 of expense in the third quarter and $1 million of expense year-to-date, which is included in corporate and other expenses.

In July 2003, we entered into an agreement with our lenders to modify certain covenants contained within our debt agreements secured by our four Canadian properties so that we would not be required to make additional prepayments at least through the end of the year. The terms of the modification required us to provide additional collateral of $10 million in cash and pay an additional 25 basis points of interest on the loan. If we are required to make additional prepayments, the entire hedge may become ineffective for accounting purposes, at which time, any unrealized losses would be recognized in net income (loss). As of September 12, 2003, the unrealized loss is approximately $13.4 million, but is subject to adjustment based on future fluctuations in currency rates.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Stock Issuances and Dividends

During August 2003, we sold 27.5 million shares of our common stock at a price to the public of $9.25 per share. The net proceeds from the sale were $251 million after payment of the underwriting discount and offering expenses.

On September 10, 2003, our Board of Directors declared a quarterly cash dividend of $0.625 per share for the four classes of our preferred stock. The third quarter dividend on the preferred stock was paid on October 15, 2003 to shareholders of record as of September 30, 2003.

6.	Geographic Information

Our foreign operations consist of four properties located in Canada and two properties located in Mexico. There were no intercompany sales between the properties and us. The following table presents revenues for each of the geographical areas in which we own hotels.

	Quarter ended		Year-to-date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
	(in millions)		(in millions)
United States	$734	$748	$2,348	$2,384
International	26	29	74	79

Total revenue	$760	$777	$2,422	$2,463

7.	Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of unrealized gains and losses on foreign currency translation adjustments, changes in the fair value of the currency forward contracts and the receipt of cash from the exercise of options from HMS Host Corporation held by certain former and current employees of Marriott International, Inc., pursuant to our distribution agreement with HMS Host Corporation.

	Quarter ended		Year-to-date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
	(in millions)		(in millions)
Net loss	$(88)	$(38)	$(136)	$(13)
Other comprehensive income(loss)	(3)	1	9	4

Comprehensive loss	$(91)	$(37)	$(127)	$(9)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Dispositions

On July 18, 2003, we sold the Norfolk Waterside Marriott, the Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott for $71 million (less closing costs). Additionally, in the first quarter of 2003, we sold the Ontario Airport Marriott. For the third quarter of 2003 and 2002, our revenues for these properties were approximately $4.8 million and $12.6 million, respectively, and our income before taxes was $0.4 million and $1 million, respectively. For year-to-date 2003 and 2002, revenues for these properties were $22.6 million and $36.2 million, respectively, and our income before taxes was $2.8 million and $3.9 million, respectively. During 2003, we recorded net losses of $0.2 million year-to date and $0.4 million in the third quarter on the transactions, which are included in discontinued operations. We used the proceeds from the July 18, 2003 sale to redeem a portion of our Series A 7 7/8% senior notes due in 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report. We use the term “Host Marriott” to refer to Host Marriott Corporation, a Maryland corporation, and the terms “Operating Partnership” or “Host LP” to refer to Host Marriott, L.P., a Delaware limited partnership, and its consolidated subsidiaries, through which Host Marriott Corporation conducts all of its operations. The terms “we” or “our” refer to Host Marriott and Host LP together, unless the context indicates otherwise.

Forward Looking Statements

This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or similar expressions. Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our annual report on Form 10-K for the year ended December 31, 2002 and in other filings with the Securities and Exchange Commission, or the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Overview

Host Marriott is a real estate investment trust, or REIT, that owns full-service hotel properties. As of September 12, 2003, we owned 120 hotel properties, which operate primarily in the luxury and upper-upscale hotel sectors. We conduct our operations as an umbrella partnership REIT through Host LP, of which Host Marriott is the sole general partner and holds approximately 92% of the partnership interests. The primary difference between Host Marriott and Host LP is the 8% outside partnership interest in Host LP. This outside ownership interest is reflected as minority interest at Host Marriott. As of October 1, 2003, Host Marriott was the largest hotel REIT in the National Association of Real Estate Investment Trusts composite index.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott, Ritz-Carlton, Four Seasons, Hilton and Hyatt. The majority of our properties are located in central business districts of major cities, near airports and in resort/convention locations. The target profile for our portfolio includes upper-upscale and luxury properties in hard to duplicate locations that may allow us to maintain room rate and occupancy premiums over our competitors. We seek to maximize the value of our portfolio through aggressive asset management, by directing the managers of our hotels to reduce operating costs and increase revenues through effective marketing efforts and by completing selective capital improvements.

Our customers generally fall into three broad groups: transient, group and contract. Our transient business, which includes the individual corporate and leisure traveler, is generally accommodated at a premium rate when compared to our group and contract business. Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other ancillary income such as telephone, parking and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees, real and personal property taxes, utilities, ground rent, equipment rent, property insurance and other costs.

A significant component of the costs of owning and operating hotels is fixed in nature and does not necessarily decrease when there is a reduction in property revenues. As a result, a change in revenues may result in a greater percentage change in our earnings and cash flows. In response to the decline in the operations of our hotels, we have been working with our managers to achieve cost reductions at the properties. We believe that these efforts have slowed the decline in the operating margins of our hotels and should create some long-term efficiencies. However, in 2003, our operating margin has continued to decrease from comparable periods in 2002 due to declining revenues as a result of the effect on travel of such factors as the weak economy, the war in Iraq, terrorist threat levels, travel reduction related to severe acute respiratory syndrome (SARS), and because certain of our costs, such as insurance, utilities, wages and benefits, have increased at a rate greater than inflation.

Recent Events

On October 14, 2003, we entered into an agreement to acquire the 806-room Hyatt Regency Maui Resort and Spa. The property is located on a 37-acre site on Kaanapali Beach on the island of Maui, Hawaii, and is consistent with our strategy of acquiring upper-upscale and luxury hotels with high barriers to entry for new hotels. The purchase price of $321 million will be paid in cash, and will be partially funded with the proceeds of Host Marriott’s $251 million August 2003 equity offering. The hotel will add to the geographic diversity of our portfolio, and its purchase represents our sixth Hyatt-branded property. Subsequent to the end of the quarter, we also entered into agreements for the sale or exchange of two non-core properties totaling approximately $50 million. Each of these transactions is subject to standard closing conditions and they are all expected to close by year-end 2003.

Basis of Presentation

Comparable Hotel Results

We present certain operating results and statistics for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, (ii) for which we reported operating results throughout the reporting periods being compared, and (iii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. We consider 116 of our portfolio of 120 full-service hotels to be comparable hotels for the periods presented in this quarterly report. The operating results of the following hotels that we own as of September 12, 2003 are excluded from comparable hotel results:

•	the New York Financial Center Marriott (substantially damaged in the September 11, 2001 terrorist attacks and re-opened in January 2002);

•	the Boston Marriott Copley Place (acquired in June 2002);

•	The Ritz-Carlton, Naples Golf Resort (opened in January 2002); and

•	The JW Marriott, Washington, D.C. (consolidated in our financial statements in the second quarter of 2003).

During 2003, we sold the Ontario Airport Marriott, the Norfolk Waterside Marriott, the Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott. For this reason, the operating results of these hotels are also not included in comparable hotel results.

In addition to excluding non-comparable full-service properties, our comparable hotel operating results reflect the following adjustments:

•	comparable hotel results exclude operating results for our non-hotel properties and our leased limited-service hotels;

•	the revenues and expenses at our comparable hotel properties have been adjusted so that the comparable results include the same number of days of operations between years (see Reporting Periods below); and

•	we exclude depreciation and amortization and corporate and other expenses from operating profit as presented in our statements of operations.

We believe that the comparable hotel results are useful measures of our performance that help us and our investors evaluate the ongoing operating performance of our hotels and facilitate comparisons with other REITs and hotel owners. Because the results are for comparable properties, they present results without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during the relevant periods. This allows management and investors to measure performance of the full-service hotels we owned during the entirety of the periods being compared. In addition, because the results exclude non-cash expenses and corporate-level costs and expenses such as general administrative costs, management believes they are a useful measure of the core performance of our full-service hotel properties. For this reason, management also uses these results for internal budgeting purposes and in making decisions on whether to acquire or dispose of hotel properties.

While these measures are based on GAAP, costs such as depreciation and amortization, income taxes, interest expense, corporate expenses, and other corporate items have been incurred by us and are not reflected in this presentation. As a result, the comparable hotel results do not represent our total revenues, expenses or operating profit and these hotel results should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

Reporting Periods

Operating Results (as reported in our statements of operations). The results we report in our statements of operations are based on results reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott branded hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. In addition, Host Marriott, as a REIT, is required by tax laws to report results on a calendar year. As a result, we elected to adopt the reporting periods used by Marriott International modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the third quarter of 2003 ended on September 12 and the third quarter of 2002 ended on September 6, though both quarters reflect twelve weeks of operations. In contrast, year-to-date results through the third quarter of 2003 reflect results through September 12, 2003 and include 255 days of operations, while our year-to-date results as of September 6, 2002 reflect 249 days of operations.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after quarter-end is included in our results of operations in the following fiscal quarter. For example, if our first quarter ends March 15th, operations for the entire month of March for the hotel are reported in our second fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March - May), third quarter (June - August), and fourth quarter (September - December).

Hotel Operating Statistics. We use a measure common in the industry to evaluate the operations of a hotel—room revenue per available room, or RevPAR. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone, or other guest services generated by the property. In contrast to the reporting periods for our statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) are always reported based on the reporting cycle used by Marriott International. This facilitates year-to-year comparisons of hotel results, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of fourth quarters comprised of seventeen versus sixteen weeks). This means, however, that the reporting periods we use for hotel operating statistics may differ slightly from the reporting periods used for our statement of operations for the first and fourth quarters where, as noted above, we are required by the REIT tax laws to report results on the calendar year. For the hotel operating statistics reported here:

•	hotel results for the quarters ended September 12, 2003 and September 6, 2002 reflect results for the twelve week periods from June 21, 2003 to September 12, 2003 and June 15, 2002 to September 6, 2002, respectively, for our Marriott-managed hotels and results for June, July and August for operations of all other hotels which report results on a monthly basis.

•	hotel results for year-to-date September 12, 2003 and year-to-date September 6, 2002 reflect results for the thirty six week periods (or 252 days) from January 4, 2003 to September 12, 2003 and December 29, 2001 to September 6, 2002, respectively, for our Marriott-managed hotels and results for January through August for operations of all other hotels which report results on a monthly basis.

RESULTS OF OPERATIONS

2003 Compared to 2002

In our discussion of Results of Operations, when we refer to changes in RevPAR we are referring to RevPAR for our comparable hotels.

Revenues. Hotel sales decreased $27 million, or 4%, to $730 million for the third quarter of 2003 as compared to $757 million for 2002 and decreased $54 million, or 2%, to $2.3 billion year-to-date as compared to $2.4 billion for 2002. This decrease in revenues reflects a 2.5% and 5.6% decline in hotel RevPAR for the third quarter and year-to-date, respectively, when compared to 2002.

During the third quarter of 2003, our RevPAR decline was primarily attributable to reduced demand in the transient component of our business which has continued to underperform in our portfolio throughout the year. For the second quarter in a row, our resort hotels had the best results with an increase in RevPAR of 1.2%. RevPAR declined for our other three market types (downtown, suburban and airport), though our airport hotels outperformed the portfolio with a decline of just 1.8%.

While we are beginning to see signs that conditions are improving, the operating environment remains challenging. We are expecting RevPAR for our comparable hotels to be flat to down 2.5% for the fourth quarter and decline by 4% to 5% for the full year 2003 as compared to 2002. Although we and our operators continue to focus on reducing costs and maintaining margins, it is becoming more difficult to offset revenue declines with decreases in expenses. Certain important components of our operating costs, such as wages, benefits, utilities and insurance, have increased at a rate greater than inflation in 2003. Thus, operating profits and margins for each quarter in 2003 were, and are expected to be, below 2002 levels.

We are, however, seeing a number of positive trends over the longer term such as: recent upward revisions in U.S. Gross Domestic Product growth forecasts, low supply growth of new hotels, an expected increase in lodging demand from business travelers, and improvements in the pace of group bookings for 2004. For these reasons, our outlook for 2004 is more optimistic and we anticipate positive RevPAR growth at our hotels for 2004 as compared to 2003. Hotel budgets for 2004 have not been finalized by the property managers, however, and relatively short booking cycles means that it remains difficult to predict future results and there can be no assurances, however, that any increases in RevPAR will be achieved or that the current weak economic conditions in the lodging industry will not continue for an extended period of time.

While our overall results declined, we did experience RevPAR increases in a few regions for the quarter. Our top performing region was Florida, which enjoyed a 4.3% RevPAR increase, driven by the strong performance of our Tampa market, which increased by 7.6% and double digit increases at our Ritz-Carlton, Amelia Island and Ritz-Carlton, Naples resorts. Our Washington, D.C. Metro region experienced a RevPAR increase of 3.6%, driven primarily by our Northern Virginia properties, which had positive RevPAR results due to increased transient demand. In this market, our best performing property, The Ritz-Carlton, Tyson’s Corner, had a RevPAR increase of 16%. Finally, our Atlanta region had flat RevPAR, this region’s best performance of the year, due to a slight increase in convention business versus last year.

Our Canadian properties continued to struggle as summer leisure and group travel continued to be impacted by the residual affects of the SARS epidemic leading to a RevPAR decline in Toronto of approximately 22% for the quarter. Our results in Canada, however, improved meaningfully during the quarter, as the RevPAR decline was less than 4% during the last four weeks of the quarter.

The Pacific region underperformed the portfolio, with RevPAR declining by 3.7%. Operations in San Francisco continued to be weak, with RevPAR falling 6%. Our two major downtown properties, The Ritz-Carlton, San Francisco and Marriott Moscone Center both had positive RevPAR growth, as the convention calendar strengthened, but these results were offset by continued weakness in the suburban and airport markets. Our San Diego and Los Angeles markets experienced RevPAR growth of 1.1% and .4%, respectively. We expect San Diego to have a strong fourth quarter in 2003, before softening slightly in 2004, due to the absence of the Super Bowl.

The Mid-Atlantic region lagged the portfolio as RevPAR declined by 7.0%. RevPAR for our New York hotels declined by 12.5%, led by the New York Marriott Marquis, which fell 14% in part due to the completion of the next phase of our rooms renovation. Our booking pace for the New York Marriott Marquis suggests stronger transient business in the fourth quarter of 2003 and improved group bookings in 2004. Our New England region also underperformed, as RevPAR declined by 20.8%. These results do not include the Boston Marriott Copley Place, which is considered a non-comparable hotel as it was purchased during 2002, where RevPAR increased 5.5% year-to-date.

Rental income was $20 million for the third quarter of 2003 and the third quarter of 2002 but increased $1 million, or 1%, to $71 million year-to-date when compared to the same period in 2002. Rental income year-to-date September 12, 2003 and September 6, 2002 includes: 1) lease income from our limited service hotel leases and office properties of $51 million for both periods, and 2) lease income from one full-service hotel of $20 million and $19 million, respectively.

In the third quarter of 2003, we also recognized $9.6 million of other income from the settlement of a claim that we brought against our directors and officers insurance carriers for reimbursement of defense costs and settlement payments incurred in resolving a series of related actions brought against us and Marriott International that arose from the sale of certain limited partnerships units to investors prior to 1993.

Operating Costs and Expenses. Operating costs and expenses increased $11 million to $728 million for the third quarter of 2003 as compared to $717 million for the third quarter of 2002 and increased $59 million, or 3%, to $2.2 billion for year-to-date 2003. This increase is primarily the result of increased costs for insurance, utilities, wages and benefits at our hotels. In addition, for year-to-date 2003, the increase is also attributable to the six extra days included in the year-to-date period of 2003. Rental and other expense year-to-date September 12, 2003 and September 6, 2002 includes: 1) expense for our limited service hotel leases and office properties of $50 million for both periods and, 2) expense related to one full-service hotel that we leased for $5 million during each of the periods. These expenses are included in other property-level expenses on the consolidated statements of operations.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and other costs such as stock-based employee compensation expense, corporate insurance, audit fees, building rent and system costs. Corporate and other expenses for year-to-date September 12, 2003 and September 6, 2002 were $42 million and $40 million, respectively. For the third quarters of 2003 and 2002, corporate and other expenses were $15 million and $11 million, respectively. The year-to-date increase in corporate and other expenses is primarily due to increases in corporate insurance and audit fees. For the quarter, corporate and other expenses increased as a result of increases in corporate insurance and stock compensation expense, primarily due to the appreciation of our stock price.

Minority Interest Income (Expense). As of September 12, 2003, Host Marriott held approximately 92% of the partnership interests in Host LP. Host Marriott’s ownership of Host LP as of September 12, 2003 increased 2 percentage points from the second quarter ended June 20, 2003, primarily due to the receipt by Host Marriott of an additional 27,500,000 partnership interests, or Operating Partnership units (OP units), of Host LP in exchange for the contribution by Host Marriott of the cash proceeds of its August equity offering of 27,500,000 shares. Host Marriott’s ownership interest in Host LP was further increased due to redemptions of 2.9 million OP units by unit holders during the third quarter of 2003. All holders tendering their OP units for redemption received one share of Host Marriott common stock in exchange for these units.

Minority interest expense for the periods prior to the third quarter of 2003 consisted of the outside ownership in Host LP, described above, and the hotel partnerships in which Host LP holds interests, the results of which are consolidated in the financial statements of Host Marriott and Host LP. As a result of the implementation of SFAS No. 150, the minority partners’ interest in consolidated partnerships with finite lives specified in the related partnership agreement were reclassified as a liability and presented at their fair value. Changes in the fair value of the minority partners’ interest in finite life partnerships are now reflected in interest expense. Our remaining infinite life partnership and Host LP remain in the mezzanine level of the balance sheet, and the minority interest partners’ share of the income of the partnership will continue to be reflected as minority interest expense.

The increase in Host Marriott’s minority interest income in the third quarter and year-to-date 2003 is primarily due to the increase in the net loss of Host LP for both the quarter and year-to-date.

Discontinued Operations. Discontinued operations represent the 2003 dispositions of the Ontario Airport Marriott, Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott, and the 2002 disposition of the St. Louis Marriott Pavilion. During 2003, we sold the four properties for net proceeds of $92 million with a net loss of approximately $0.2 million. For year-to-date 2003 and 2002, our revenues for these four properties were $22.6 million and $36.2 million, respectively, and our income before taxes was $2.8 million and $3.9 million, respectively. The St. Louis Marriott Pavilion was transferred to the mortgage lender in January 2002 in a non-cash transaction and we recognized a net gain of $13 million primarily as a result of the debt extinguished and the forgiveness of management fees net of the fair value of the assets surrendered.

Cumulative Effect of a Change in Accounting Principle. As a result of our implementation of SFAS No. 150, we recorded a loss of $24 million as a cumulative effect of a change in accounting principle reflecting the excess of the fair value of the minority partners’ interest over the book value of their interest as of June 21, 2003, the date of adoption.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash are cash from operations, the sale of assets, borrowings under our credit facility and our ability to obtain additional financing through various financial markets. Our principal uses of cash are debt repayments and the payment of capital expenditures, asset acquisitions, operating costs, corporate expenses, and distributions to our equity holders. We believe our sources of cash will be sufficient to meet our liquidity needs.

As of September 12, 2003, we had $547 million of cash and cash equivalents, which was an increase of $235 million from our June 20, 2003 balance and an increase of $186 million from our December 31, 2002 balance. Cash increased in the quarter principally as a result of Host Marriott’s equity offering discussed below, the proceeds of which were contributed to Host LP. Cash was used in the quarter principally for debt repayments and principal amortization. In addition, we have $134 million of restricted cash as a result of lender and management agreement restrictions (including reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits).

We expect to continue to maintain higher than normal cash balances until we see consistent improvement in our operations. We currently have $250 million of availability under our credit facility and have no amounts outstanding under the facility. During the second quarter of 2003, we successfully modified the credit facility to provide more flexibility in meeting certain financial covenants. We believe we have sufficient cash to deal with our near-term debt maturities, as well as any incremental decline in the cash flow from our business.

As of September 12, 2003, we have approximately $93 million of our mortgage debt maturing through December 31, 2004. Additionally, during the same period we will have $72 million of regularly scheduled amortization on our mortgage debt. Debt maturities in 2003 and 2004 include $65 million of mortgage debt due in December 2003 on the Marriott World Trade Center hotel and a $27 million mortgage loan due in August 2004. We are currently in discussions with the Port Authority of New York and New Jersey, the mortgage lender and ground lessor, regarding the repayment of the loan on the Marriott World Trade Center hotel as part of an overall settlement of claims relating to the property.

Thus far in 2003, we sold four hotels located in secondary markets. Our business strategy is to own upper-upscale and luxury properties in urban, convention and resort markets. We continue to pursue opportunities to dispose of non-core assets consistent with our strategy of recycling capital and subsequent to the end of the quarter, we entered into agreements for the sale or exchange of two non-core properties with the purchase price totalling approximately $50 million that we expect to close by year end. We are also currently in discussions with potential buyers for several other hotels. Similar to the hotels already sold in 2003, the hotels currently under contract for sale or exchange and those identified as potential sale or exchange candidates are generally smaller hotels in secondary markets. We believe that, if consummated, sales or exchange of non-core properties could result in additional proceeds of $100 to $250 million over the next six to nine months. We intend to use the proceeds from dispositions to repay debt, though we may elect to invest in our current portfolio or to acquire additional hotels. There can be no assurance that any further dispositions will occur.

We also remain interested in pursuing single asset and portfolio acquisitions and believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in hard to duplicate urban, convention and resort locations, such as the Hyatt Regency Maui Resort and Spa. We are currently in preliminary discussions with other sellers of hotels that meet our asset objectives, but have not entered into any definitive agreements. Any additional acquisitions may be funded, in part, from the proceeds of additional equity offerings by Host Marriott or issuance of OP units by Host LP, as well as available cash. However, we cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Cash Provided by Operations

Our cash provided by operations for year-to-date 2003 decreased $153 million, or 49%, to $157 million when compared to the same period in 2002. The decrease is primarily due to the decline in operations at our hotels, which we previously discussed, and because 2002 cash provided by operations included a $50 million payment from Marriott International related to negotiated changes in our management agreements.

Cash Used in Investing Activities

Capital expenditures at our properties have decreased by $1 million, or 1%, to $128 million for year-to-date 2003 when compared to the same period in 2002. Room refurbishments occur at intervals of approximately seven years; however, the exact timing is based on an annual review of the condition of each property. Typically, we have spent approximately $200 to $250 million annually on refurbishments and other capital improvements. We expect capital expenditures for 2003 to be approximately $200 to $220 million, the vast majority of which would be funded by the furniture and fixture reserves established at our hotels (typically 5% of property revenues) and, to a lesser extent by our available cash.

During the first quarter of 2003, we received $25 million in net proceeds from our sale of the Ontario Airport Marriott. On July 18, 2003, we sold the Norfolk Waterside Marriott, the Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott for approximately $67 million, net of closing costs.

Cash Used in and Provided by Financing Activities

On August 14, 2003, Host Marriott issued 27.5 million shares of common stock in an underwritten public offering. Proceeds, after deducting the underwriting discount and offering expenses, were approximately $251 million. The proceeds were contributed to Host LP in exchange for issuance to Host Marriott of 27.5 million common OP units.

Cash used in financing activities for 2003 primarily consisted of debt prepayments of $198 million and debt issuances of $88 million as described below, scheduled principal repayments on mortgage debt of $37 million and preferred stock dividend payments of $27 million. On September 10, 2003, Host Marriott announced that its Board of Directors had declared a dividend of $0.625 per share of preferred stock, which was paid on October 15, 2003 to preferred shareholders of record on September 30, 2003. Correspondingly, Host LP will make a $0.625 per unit distribution on substantially all its preferred OP units (see Dividend Policy below for more information). Host Marriott did not declare a dividend on its common stock.

In the first quarter of 2003, we repurchased $8 million of our 9.25% senior notes due in 2007 at par and prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties. During the second quarter of 2003, we made a prepayment of $7 million on the mortgage debt secured by our four Canadian hotels. On August 29, 2003, we redeemed $71 million of our 7 7/8% Series A senior notes, which were scheduled to mature in 2005. The terms of this debt required that we pay the holders a premium (2.627% based on the date of redemption) in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss of $2.3 million on the early extinguishment of debt, which includes the payment of the premium and the acceleration of the related deferred financing fees. On September 9, 2003, in connection with the refinancing of the JW Marriott in Washington, D.C., we funded approximately $9 million to cover a shortfall in the refinancing amount, required escrows and other costs associated with the refinancing (see Debt below for further detail).

To reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may from time to time purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities. Host Marriott’s Board of Directors has authorized us to purchase or retire certain of our senior notes using cash reserves in an amount not to exceed the lesser of the net proceeds from asset sales (other than sales structured as tax-free exchanges) or $150 million. Thus far, we have retired $79 million of senior notes and $17 million of other debt in connection with asset sales. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. As a result of additional asset sales or to take advantage of favorable market conditions, we may retire or refinance additional senior notes and mortgage debt from time to time. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share as a result of the payment of any applicable premiums and the acceleration of previously deferred financing charges.

Other Developments Relating to Real Estate Investments

One of our consolidated properties that we own through a joint venture with Marriott International, the Mexico City Marriott Airport hotel, has experienced a measurable amount of settlement during the past several years. While settlement of buildings in the region of Mexico City where the hotel is located is common, our hotel, which is comprised of several buildings, has shown different degrees of settlement among the buildings. We have studied various ways to address the settlement issues and are in the process of finalizing a remediation plan, which is likely to include the temporary closure of the hotel while these remediation efforts are completed. Alternatively, we are considering other options, including selling the hotel prior to conducting remediation efforts. The net book value of the hotel was $29 million at September 12, 2003.

Debt

As of September 12, 2003, Host Marriott’s total debt was $5.6 billion. The weighted average interest rate of all of Host Marriott’s debt is approximately 7.8% and the current average maturity is 4.8 years. Additionally, approximately 84% of Host Marriott’s debt has a fixed rate of interest as of September 12, 2003.

Over time, we expect to decrease the proportion of fixed rate debt in our capital structure to 75% to 80% of our total debt, although there can be no assurances that we will be able to achieve this result on terms acceptable to us. We may do this through the use of derivative instruments including interest rate swaps or through the periodic refinancings of fixed rate mortgage debt with floating rate debt. In furtherance of this objective, on August 21, 2003 we entered into two interest rate swap agreements maturing in October 2007. Under the agreements, which have substantially identical terms, we receive fixed rate payments at 9.25% and make floating rate payments based on six-month LIBOR plus 590 basis points on a combined notional amount of $242 million. These agreements have the effect of swapping our interest obligations on $242 million in principal amount of 9.25% Series G senior notes to a floating rate of interest.

On September 9, 2003, we refinanced the $95 million mortgage debt secured by the JW Marriott in Washington, D.C. with an $88 million floating-rate mortgage loan with an interest rate of LIBOR plus 210 basis points. In connection with the refinancing, we purchased an interest rate cap that has the effect of limiting the interest rate on the new floating rate mortgage loan to not greater than 8.1% for the first two years of the loan. Although the loan matures in 2005, we may extend the term of the loan for three one-year periods upon satisfaction of certain conditions. The loan may be prepaid beginning in May 2004, and no prepayment penalty will be assessed for any prepayments made after March 2005. With the completion of this refinancing, we have no significant refinancing requirements until 2005 other than the $27 million mortgage loan due in August 2004 and the $65 million mortgage loan due in December 2003 discussed above.

Under the terms of our senior notes indenture and the credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio (as defined in the senior notes indenture) for Host LP of at least 2.0 to 1.0. We do not currently meet this interest coverage ratio. As a result, our ability to incur indebtedness is limited to indebtedness specifically permitted under the credit facility and the senior notes indenture, such as borrowings under the credit facility and borrowings in connection with a refinancing of existing debt.

We have $3.2 billion of senior notes outstanding that are currently rated by Moody’s Investors Service and Standard & Poor’s. As a result of the significantly reduced operating levels for some of our hotels, the ratings on our senior notes and the senior notes issued by many other lodging companies have been downgraded or placed on negative credit watch. On February 13, 2003, Standard and Poor’s downgraded its rating on our senior debt from BB- to B+. At the same time Standard & Poor’s also downgraded its rating on Host Marriott’s preferred stock from B- to CCC+. On August 6, 2003, Moody’s announced that it had placed its Ba3 rating of our senior unsecured debt and its B3 rating of Host Marriott’s preferred stock under review for possible downgrade. While we have no senior note maturities until 2005, if operations were to decline further, or if our credit ratios do not otherwise improve, the ratings on our senior notes could be reduced further. In addition, each of these agencies have indicated that, to the extent that we are unable to pay our fourth quarter dividend on Host Marriott’s preferred stock (as a result of the limitations imposed on us under our senior notes indenture), they may downgrade the rating they assign to these securities, which may, in turn, result in a further downgrade of our senior notes. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, either in connection with a refinancing or otherwise, or to issue additional preferred stock would likely increase.

All of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. We have 32 assets that are secured by mortgage debt. Twelve of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The impact of these covenants is discussed below.

Eight of our hotel properties secure a $596 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-though certificates, which we refer to as the CMBS Loan. The hotels securing the CMBS Loan are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, the Boston Hyatt Regency, The Drake Hotel New York, the Swissôtel Atlanta and the Swissôtel Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. Annual debt service is $64 million. As a result of the effect of the weak economy on our operations, this provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of September 12, 2003, approximately $13 million of cash has been escrowed. We do not expect cash flows from the CMBS Portfolio to be at the level required to trigger the release of the escrow until we have significant improvement in operations. Additional amounts may also be escrowed, and these amounts may be significant.

During August 2001, we entered into a $97 million loan agreement for our four Canadian properties. As a result of a decline in operations at these properties in late 2001 and 2002, we were required under the loan agreement to escrow cash from the hotels after the payment of debt service. In April 2003, approximately $7 million of the cash escrowed in accordance with the loan was applied to the outstanding balance of the indebtedness and approximately $2 million was released to us. As this indebtedness is denominated in United States dollars and the functional currency of the properties is Canadian dollars, we entered into currency forward contracts to buy U.S. dollars at a fixed price at the time we entered into this loan. These forward contracts hedge the currency exposure of converting Canadian dollars into U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment of approximately $84 million. These contracts have been designated as cash flow hedges of the debt service and balloon payment and are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. As a result of the prepayment, a portion of the forward contracts no longer qualifies for hedge accounting. The pro-rata portion of the accumulated loss included in other comprehensive income as of the date of prepayment plus the change in the fair market value of the ineffective portion of the hedge from April 24, 2003 have been recognized in our consolidated statements of operations. All subsequent fair market value adjustments related to the ineffective portion of the hedge will be recognized in our consolidated statements of operations. The adjustments resulted in the recognition of approximately $100,000 and $1 million of expense in the third quarter of 2003 and year-to-date 2003, respectively, which is included in corporate and other expenses.

Operating results at our three properties located in Toronto have not yet fully recovered from the impact which SARS had on travel to this city. As a result, we entered into an agreement with our lenders in July 2003 to modify certain covenants so that we would not be required to make additional prepayments at least through the end of the year. The terms of the modification required us to provide additional collateral of $10 million in cash and pay an additional 25 basis points of interest on the loan. If we are required to make additional prepayments, the entire hedge may become ineffective for accounting purposes, at which time, any unrealized losses would be recognized in net income (loss). As of September 12, 2003, the unrealized loss is approximately $13.4 million, but is subject to adjustment based on future fluctuations in currency rates.

We own a 50% interest in a joint venture with Marriott International that owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. As of September 12, 2003, the book value our investment in the joint venture is $63 million. The joint venture has approximately $902 million of debt. This debt is comprised of first mortgage loans secured by the properties owned by each of the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt. The mezzanine debt is an obligation of a subsidiary of the joint venture and the lender is an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. RevPAR at the Courtyard hotels declined 4.6% in the third quarter of 2003 when compared to the third quarter of 2002 and 4.8% year-to-date. Based on our current forecasts for the full year 2003, the hotels in one of these two partnerships are not expected to generate sufficient cash flow from operations to fund the partnership’s debt service obligations. If there is insufficient cash flow to fund its debt service obligations, the partnership would continue to make use of (i) a senior note debt service reserve, (ii) certain rights to require repayment to the partnership of a portion of ground rent and certain management fees it has previously paid to Marriott International, and (iii) subordination provisions for current payments in its ground leases and management agreements to cover any shortfall. As of September 12, 2003, the joint venture has deferred a total of $2.9 million in ground rent and base management fees. Interest does not accrue on such deferred amounts, but these amounts must be repaid prior to distributions to equity holders. In addition, we anticipate that the joint venture will defer interest payments on the mezzanine debt at least until the fourth quarter of 2003. As of September 12, 2003, the joint venture has deferred $18.2 million of interest payments on the mezzanine debt. Deferral of these interest payments is not a default under the mezzanine debt documents. To the extent deferred, unpaid mezzanine debt interest amounts are added to principal and earn interest at 13%. As of September 12, 2003, the partnerships and the joint venture maintained aggregate unrestricted cash balances of approximately $15 million.

Dividend Policy

Funds used by Host Marriott to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host Marriott, Host LP has issued a corresponding common OP unit and preferred OP unit. Host Marriott is the owner of substantially all of the preferred OP units and, as of September 12, 2003, approximately 92% of the common OP units. The remaining 8% of the common OP units are held by various limited partners. As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. Subject to contractual restrictions, when Host Marriott pays a common or preferred dividend, Host LP pays an equivalent per unit distribution to all common and preferred OP unit holders. For example, if Host Marriott paid a five cent per share dividend on its common stock, it would be based on receipt of a five cent per common OP unit distribution being paid by Host LP to Host Marriott and other common OP unit holders.

Our failure to meet the interest coverage ratio in our senior notes indenture and credit facility as noted above currently restricts our ability to pay dividends on our common and preferred equity, except to the extent necessary to maintain Host Marriott’s status as a REIT. Required income distributions for 2002 to maintain Host Marriott REIT status were satisfied in part by payment of dividends on the preferred stock in 2002. The remaining 2002 income distribution requirement was satisfied by the payment of dividends that were declared on the preferred stock in the first three quarters of 2003. While we currently have, and continue to expect to have, more than adequate cash to pay dividends on Host Marriott’s preferred stock, the payment of any fourth quarter dividend on the preferred stock will depend on 2003 operating performance and its impact on taxable income and whether our EBITDA-to-interest coverage ratio is at least 2.0 to 1.0. Our taxable income will vary based on a number of factors including our results from operations, the level of our capital expenditures and any extraordinary items.

Based on our current outlook of taxable income and EBITDA-to-interest coverage ratio, we think it is unlikely that we will pay a fourth quarter 2003 dividend on our preferred stock. The ability to pay the preferred dividend in subsequent quarters will depend on several factors, including (i) our ability to comply with or modify restrictive covenants in our senior notes indenture and our credit facility that restrict our ability to pay dividends and (ii) the amount of our taxable income or loss.

Host Marriott has not paid a dividend on its common stock (and, correspondingly, Host LP has not made a distribution on its common OP units) since the third quarter of 2001. Host Marriott does not currently expect to pay a common dividend for the remainder of 2003. The decision to reinstate the common dividend (including the amount of any such dividend) will be made by the Board of Directors and will depend on several factors, including those described above for distributions on the preferred stock, as well as our liquidity and any accrued unpaid dividends on the preferred stock.

Deficiency of Earnings to Fixed Charges

The deficiency of earnings to fixed charges and preferred stock dividends for Host Marriott was $139 million for year-to-date 2003 and the ratio of earnings to fixed charges was 1.0 to 1.0 for year-to-date 2002.

New Accounting Pronouncements

The FASB recently issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of further discussion by the FASB on October 8, 2003, it was determined that any minority partners’ interest in consolidated partnerships with finite lives specified in the related partnership agreement should be reclassified as a liability and presented at the fair value as of the date of the balance sheet unless the interests are convertible into equity of the parent. The effect of this change is shown on our statements of operations as a cumulative effect of a change in accounting principle. The minority interest liability will be fair valued and the gains and losses from changes in fair value of the liability are recorded in interest expense in the current period (i.e. a change in the fair value of our minority partners’ equity in the partnership). The fair value of the minority interest liability is determined based on the fair value of the underlying assets and liabilities of the partnership as of the balance sheet date. The fair value of minority interest liability can fluctuate due to several factors, including the operating performance of the hotels, the level of capital expenditures and level of partnership distributions.

As a result of adopting SFAS No. 150, we recorded a loss of $24 million as a cumulative effect of change in accounting principle reflecting the excess of the fair value of the minority partners interest over the book value of their interest as of June 21, 2003, the date of adoption. As of September 12, 2003, total liabilities include $112 million of minority interest liabilities at their fair value.

LODGING STATISTICS

Comparable Hotel Results

The following table presents certain operating results and statistics for the periods presented in this report for our comparable hotels that we believe are useful to investors, including comparable hotel-level operating profit. See “Basis of Presentation” for further detail.

Comparable Hotel Results

(in millions, except hotel statistics)

	Quarter ended		Year-to-date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Number of hotels	116	116	116	116
Number of rooms	56,061	56,061	56,061	56,061
Percent change in Comparable RevPAR	(2.5)%	—	(5.6)%	—

Comparable hotel sales
Room	$439	$450	$1,360	$1,440
Food and beverage	211	213	713	736
Other	49	53	157	174

Comparable hotel sales (a)	699	716	2,230	2,350

Comparable hotel expenses
Room	119	117	341	350
Food and beverage	172	170	535	540
Other	32	32	95	99
Management fees, ground rent and other costs	260	260	780	777

Comparable hotel expenses (b)	583	579	1,751	1,766

Comparable Hotel Operating Profit	116	137	479	584

Non-comparable hotel results, net (c)	7	7	23	10
Office building and limited service properties, net	—	1	1	1
Business interruption insurance proceeds	—	11	—	11
Other income	10	—	12	—
Depreciation and amortization	(86)	(85)	(258)	(251)
Corporate and other expenses	(15)	(11)	(42)	(40)

Operating Profit	$32	$60	$215	$315

(a)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended		Year-to-date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Revenues per the consolidated statements of operations	$760	$777	$2,422	$2,463
Non-comparable hotel sales	(43)	(41)	(143)	(100)
Hotel sales for the property for which we receive rental income, net	9	9	31	30
Rental income for office buildings and limited service hotels	(17)	(18)	(51)	(51)
Other income	(10)	—	(12)	—
Business interruption insurance proceeds	—	(11)	—	(11)
Adjustment for hotel sales for comparable hotels to reflect thirty-six weeks of operations for Marriott-managed hotels	—	—	(17)	19

Comparable hotel sales	$699	$716	$2,230	$2,350

(b)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date
	September 12, 2003	September 6, 2002	September 12, 2003	September 6, 2002
Operating costs and expenses per the consolidated statements of operations	$728	$717	$2,207	$2,148
Non-comparable hotel expenses	(37)	(35)	(127)	(91)
Hotel expenses for the property for which we receive rental income	10	10	36	35
Rent expense for office buildings and limited service hotels	(17)	(17)	(50)	(50)
Adjustment for hotel expenses for comparable hotels to reflect thirty-six weeks of operations for Marriott-managed hotels	—	—	(15)	15
Depreciation and amortization	(86)	(85)	(258)	(251)
Corporate and other expenses	(15)	(11)	(42)	(40)

Comparable hotel expenses	$583	$579	$1,751	$1,766

(c)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels and (ii) the difference between comparable hotel operating profit which reflects 252 days of operations year-to-date and the operating results included in the consolidated statement of operations which reflects 255 and 249 days for year-to-date 2003 and 2002, respectively. For further detail, see “Basis of Presentation - Reporting Periods.”

Hotel Operating Statistics

The following tables set forth performance information for our full-service hotels by geographic region as of September 12, 2003 and September 6, 2002 for our comparable hotels, as well as all full-service hotels:

Comparable Hotels by Region

	As of September 12, 2003		Quarter ended September 12, 2003			Quarter ended September 6, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR

Atlanta	15	6,563	$125.74	67.7%	$85.14	$128.93	66.0%	$85.15	0.0%
DC Metro	12	4,593	141.73	73.7	104.41	137.54	73.3	100.80	3.6
Florida	12	7,303	123.35	65.7	81.04	119.94	64.8	77.70	4.3
International	6	2,552	114.22	67.5	77.11	111.15	76.5	85.02	(9.3)
Mid-Atlantic	9	6,222	163.66	75.4	123.43	175.98	75.4	132.66	(7.0)
Mountain	8	3,313	90.18	64.1	57.79	89.45	64.7	57.87	(0.1)
New England	6	2,277	120.28	66.4	79.89	132.24	76.3	100.92	(20.8)
North Central	15	5,395	122.02	73.6	89.83	120.53	73.8	88.91	1.0
Pacific	22	11,526	137.01	73.8	101.18	141.79	74.1	105.09	(3.7)
South Central	11	6,317	111.52	73.8	82.27	110.67	74.8	82.77	(0.6)

All Regions	116	56,061	129.03	71.0	91.62	130.99	71.7	93.92	(2.5)

Comparable Hotels by Region

	As of September 12, 2003		Year-to-date September 12, 2003			Year-to-date September 6, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR

Atlanta	15	6,563	$132.62	66.6%	$88.29	$139.90	68.0%	$95.14	(7.2)%
DC Metro	12	4,593	142.31	71.8	102.21	141.33	71.0	100.39	1.8
Florida	12	7,303	157.20	71.5	112.39	154.74	72.5	112.19	0.2
International	6	2,552	110.19	65.3	71.96	110.20	71.8	79.10	(9.0)
Mid-Atlantic	9	6,222	170.33	73.6	125.32	181.52	76.9	139.51	(10.2)
Mountain	8	3,313	102.98	64.5	66.43	108.65	67.5	73.34	(9.4)
New England	6	2,277	120.79	61.9	74.77	129.19	68.4	88.31	(15.3)
North Central	15	5,395	119.82	67.2	80.55	118.88	68.5	81.41	(1.1)
Pacific	22	11,526	147.21	69.0	101.57	152.21	71.5	108.87	(6.7)
South Central	11	6,317	125.28	76.2	95.41	129.43	78.3	101.33	(5.8)

All Regions	116	56,061	139.02	69.7	96.90	142.71	71.9	102.63	(5.6)

All Full-Service Hotels by Region(1)

	As of September 12, 2003		Quarter ended September 12, 2003			Quarter ended September 6, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR

Atlanta	15	6,563	$125.74	67.7%	$85.14	$128.93	66.0%	$85.15	0.0%
DC Metro	13	5,365	144.07	75.0	108.11	135.58	74.4	100.92	7.1
Florida	13	7,598	122.98	64.8	79.72	118.77	63.5	75.36	5.8
International	6	2,552	114.22	67.5	77.11	111.15	76.5	85.02	(9.3)
Mid-Atlantic	10	6,726	164.24	75.0	123.19	176.37	75.6	133.28	(7.6)
Mountain	8	3,313	90.18	64.1	57.79	89.45	64.7	57.87	(0.1)
New England	7	3,416	135.95	72.3	98.27	145.11	75.3	109.22	(10.0)
North Central	15	5,395	122.02	73.6	89.83	120.53	73.8	88.91	1.0
Pacific	22	11,526	137.01	73.8	101.18	140.58	74.0	104.08	(2.8)
South Central	11	6,317	111.16	73.8	82.08	109.99	74.8	82.26	(0.2)

All Regions	120	58,771	130.43	71.3	92.97	131.58	71.6	94.27	(1.4)

All Full-Service Hotels by Region(1)

	As of September 12, 2003		Year-to-date September 12, 2003			Year-to-date September 6, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR

Atlanta	15	6,563	$132.62	66.6%	$88.29	$139.90	68.0%	$95.14	(7.2)%
DC Metro	13	5,365	141.49	72.5	102.58	138.74	71.7	99.44	3.2
Florida	13	7,598	158.70	70.9	112.59	155.61	71.6	111.43	1.0
International	6	2,552	110.19	65.3	71.96	110.20	71.8	79.10	(9.0)
Mid-Atlantic	10	6,726	171.69	73.4	125.96	181.10	76.6	138.70	(9.2)
Mountain	8	3,313	102.98	64.5	66.43	108.62	67.5	73.32	(9.4)
New England	7	3,416	139.13	67.7	94.19	136.05	69.1	93.96	0.2
North Central	15	5,395	119.82	67.2	80.55	118.88	68.5	81.41	(1.1)
Pacific	22	11,526	147.06	69.0	101.50	150.89	71.6	108.03	(6.0)
South Central	11	6,317	124.52	76.1	94.78	128.21	77.7	99.68	(4.9)

All Regions	120	58,771	140.23	69.9	98.07	142.76	71.8	102.57	(4.4)

(1)	Results include the operations of hotel properties acquired or disposed of during the periods presented.

FFO PER DILUTED SHARE

FFO per Diluted Share

The National Association of Real Estate Investment Trusts, or NAREIT, defines Funds From Operations, or FFO, as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per share basis after making adjustments for the effects of dilutive securities. We use FFO per diluted share as a measure of our performance because historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, because real estate values have historically risen or fallen with market conditions, most industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be less informative. NAREIT adopted the definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. Accordingly, as a member of NAREIT, we have adopted FFO per share as a measure to evaluate our performance in comparison to our peer group in NAREIT, substantially all of which use the same measure. We believe that the presentation of FFO per diluted share provides useful information to investors regarding our results of operations because it is a better measure of our operating performance. In addition, it facilitates comparisons between us and other REITs, including when making investment decisions. FFO per diluted share is also used by the Compensation Policy Committee of the Board of Directors to establish criteria for performance-based compensation and in the annual budget process.

Limitations on the Use of FFO per Diluted Share

FFO per diluted share, as presented, may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), and other items have been and will be incurred and are not reflected in the FFO per diluted share presentation. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include disclosure of our capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, FFO per diluted share should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, FFO per diluted share does not measure, and should not be used as a measure of, amounts that accrue directly to shareholders’ benefit.

The following table provides a reconciliation of net loss available to common shareholders to Funds from Operations per Diluted Share (in millions, except per share amounts):

Host Marriott Corporation

Reconciliation of Net Loss Available to

Common Shareholders to Funds From Operations per Diluted Share

	Quarter ended September 12, 2003			Quarter ended September 6, 2002
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount

Net loss available to common shareholders	$(97)	275.6	$(.35)	$(47)	263.3	$(.18)
Adjustments:
Cumulative effect of change in accounting principle	24	—	.09	—	—	—
Depreciation and amortization	86	—	.31	87	—	.33
Partnership adjustments	(3)	—	(.01)	2	—	.01
FFO of minority partners of Host LP (a)	(1)	—		(4)	—	(.02)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.9	—	—	3.0	—
Assuming conversion of Convertible Preferred Securities	—	—	—	—	—	—

FFO per diluted share (b) (c)	$9	278.5	$.03	$38	266.3	$.14

	Year-to-date September 12, 2003			Year-to-date September 6, 2002
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount

Net loss available to common shareholders	$(163)	268.1	$(.61)	$(40)	262.7	$(.15)
Adjustments:
Cumulative effect of change in accounting principle	24	—	.09	—	—	—
Gain from discontinued operations	—	—	—	(13)	—	(.05)
Depreciation and amortization	257	—	.96	254	—	.97
Partnership adjustments	3	—	.01	18	—	.07
FFO of minority partners of Host LP (a)	(12)	—	(.05)	(19)	—	(.08)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.5	—	—	3.2	—
Assuming conversion of Convertible Preferred Securities	—	—	—	22	30.9	(.01)

FFO per diluted share (b) (c)	$109	270.6	$.40	$222	296.8	$.75

(a)	Represents FFO attributable to the minority interest in Host LP.
(b)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, other minority interests that have the option to convert their limited partnership interest to common OP units and the Convertible Preferred Securities. No effect is shown for securities if they are anti-dilutive.
(c)	In the third quarter of 2003, the FFO per diluted share includes the following items:

•	the recognition of approximately $9.6 million of other income from the settlement of a claim that we brought against our directors’ and officers’ insurance carriers for reimbursement of defense costs and settlement payments incurred in resolving a series of related actions brought against us and Marriott International that arose from the sale of certain limited partnership units to investors prior to 1993. The settlement amount, net of taxes of approximately $2.4 million, resulted in FFO per diluted share of approximately $.02 for the quarter.

•	in conjunction with the redemption of $71 million of our Series A senior notes, we incurred approximately $2.3 million of expense related to the 2.627% premium paid and the acceleration of related deferred financing fees. This change decreased FFO per diluted share by approximately $.01 for the quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

On September 9, 2003, we financed the $95 million mortgage debt secured by the JW Marriott in Washington, D.C. with an $88 million floating-rate mortgage loan with an interest rate of LIBOR plus 210 basis points due September 2005. We also entered into a separate agreement with a different counterparty and purchased an interest rate cap with the same notional amount which caps the floating interest rate at 8.1% for the first two years of the loan.

On August 29, 2003, we redeemed $71 million of our 7 7/8% Series A senior notes, which were scheduled to mature in 2005. The terms of the debt required that we pay the holders a premium (2.627% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. In March 2003, we repurchased $8 million of 9.25% senior notes due in 2007 at par. On January 30, 2003, we prepaid $17 million of 8.03% mortgage debt related to two of our Ritz-Carlton properties.

Interest Rate Derivatives

On August 21, 2003, we entered into two interest rate swap agreements, maturing in October 2007. Under the agreements, which have substantially identical terms, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points on a combined notional amount of $242 million, the current amount of the outstanding series G senior notes.

Exchange Rate Sensitivity

Foreign Currency Forward Exchange Agreements

As a result of the $7 million prepayment on the Canadian mortgage debt in April 2003, a portion of the foreign currency hedge on the debt became ineffective. Accordingly, a portion of the change in the fair market value of the forward contracts is recorded in net income (loss). In July 2003, we entered into an agreement with our lenders to modify certain covenants to this mortgage debt so that we would not be required to make additional prepayments at least through the end of the year. The terms of the modification required us to provide additional collateral of $10 million in cash and pay an additional 25 basis points of interest on the loan.

Other than those transactions disclosed above and in our June 20, 2003 and March 28, 2003 quarterly reports, there have been no other changes to, nor have we purchased or sold any other derivative instruments or debt, other than regular principal amortization on our debt, that would affect our exchange rate sensitivity and interest rate sensitivity described in our annual report on Form 10-K in “Item 7a. Quantitative and Qualitative Disclosures about Market Risk.”

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

As of September 12, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During August 2003, Host Marriott sold 27.5 million shares of our common stock. The net proceeds from the sale were $251 million after payment of the underwriting discount and offering expenses. We intend to use the proceeds for potential acquisitions of luxury and upper-upscale hotel properties and general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K.

•	On October 15, 2003, Host Marriott filed a current report on Form 8-K to furnish our third quarter 2003 earnings release.

•	On August 14, 2003, Host Marriott filed a current report on Form 8-K to file exhibits that describe our sale of 27.5 million shares of our common stock.

•	On August 11, 2003, Host Marriott filed a current report on Form 8-K to provide a description of the material U.S. federal income tax considerations relating to the taxation of Host Marriott as a REIT and the ownership and disposition of our equity securities.

(c)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT CORPORATION

October 16, 2003	/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President and Corporate Controller