Form 10-Q
period 2004-03-26
HOST MARRIOTT CORP/
filed 2004-05-03
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2004.

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

☒ Yes ☐ No

The registrant had 321,897,490 shares of its $0.01 par value common stock outstanding as of April 30, 2004.

INDEX

PART I.    FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

March 26, 2004 and December 31, 2003

(in millions, except per share amounts)

	March 26, 2004	December 31, 2003
	(unaudited)
ASSETS
Property and equipment, net	$7,020	$7,085
Assets held for sale	—	73
Notes and other receivables	54	54
Due from managers	79	62
Investments in affiliates	86	74
Other	383	364
Restricted cash	598	116
Cash and cash equivalents	526	764

Total assets	$8,746	$8,592

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt
Senior notes, including $490 million, net of discount, of Exchangeable Senior Debentures	$3,459	$3,180
Mortgage debt	2,109	2,205
Exchangeable Subordinated Debentures	492	—
Other	100	101

Total debt	6,160	5,486
Accounts payable and accrued expenses	121	108
Liabilities associated with assets held for sale	—	2
Other	151	166

Total liabilities	6,432	5,762

Interest of minority partners of Host Marriott, L.P.	124	130
Interest of minority partners of other consolidated partnerships	94	89
Company-obligated mandatorily redeemable exchangeable preferred securities of a subsidiary whose sole assets are exchangeable subordinated debentures due 2026 (“Exchangeable Preferred Securities”)	—	475
Shareholders’ equity
Cumulative redeemable preferred stock (liquidation preference $354 million), 50 million shares authorized; 14.1 million shares issued and outstanding	339	339
Common stock, par value $.01, 750 million shares authorized; 321.6 million shares and 320.3 million shares issued and outstanding, respectively	3	3
Additional paid-in capital	2,619	2,617
Accumulated other comprehensive income	26	28
Deficit	(891)	(851)

Total shareholders’ equity	2,096	2,136

Total liabilities and shareholders’ equity	$8,746	$8,592

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 26, 2004 and March 28, 2003

(unaudited, in millions, except per share amounts)

	Quarter ended
	March 26, 2004	March 28, 2003
REVENUES
Rooms	$473	$452
Food and beverage	257	242
Other	50	52

Total hotel sales	780	746
Rental income	29	27
Other income	—	2

Total revenues	809	775

OPERATING COSTS AND EXPENSES
Rooms	119	111
Food and beverage	190	180
Hotel departmental expenses	216	206
Management fees	32	32
Other property-level expenses	69	70
Depreciation and amortization	83	84
Corporate expenses	13	13

Total operating costs and expenses	722	696

OPERATING PROFIT	87	79
Interest income	3	3
Interest expense, including interest expense for the Exchangeable Subordinated Debentures in 2004	(118)	(110)
Net gains on property transactions	1	1
Minority interest income (expense)	(3)	1
Equity in losses of affiliates	(5)	(6)
Dividends on Exchangeable Preferred Securities	—	(7)

LOSS BEFORE INCOME TAXES	(35)	(39)
Benefit for income taxes	3	4

LOSS FROM CONTINUING OPERATIONS	(32)	(35)
Income from discontinued operations	1	1

NET LOSS	(31)	(34)
Less: Dividends on preferred stock	(9)	(9)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(40)	$(43)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Continuing operations	$(.12)	$(.16)
Discontinued operations	—	—

BASIC AND DILUTED LOSS PER COMMON SHARE	$(.12)	$(.16)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 26, 2004 and March 28, 2003

(unaudited, in millions)

	Quarter ended
	March 26, 2004	March 28, 2003
OPERATING ACTIVITIES
Net loss	$(31)	$(34)
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	83	84
Discontinued operations:
Gain on dispositions	(1)	—
Depreciation	—	4
Amortization of deferred financing costs	6	4
Income taxes	(7)	(27)
Net gains on property transactions	(1)	(1)
Equity in losses of affiliates	5	6
Minority interest expense (income)	3	(1)
Changes in other assets	(24)	(7)
Changes in other liabilities	5	(15)

Cash provided by operations	38	13

INVESTING ACTIVITIES
Proceeds from sale of assets, net	95	25
Capital expenditures:
Renewals and replacements	(45)	(41)
Development	(5)	(1)
Other investments	—	(2)

Cash provided by (used in) investing activities	45	(19)

FINANCING ACTIVITIES
Issuance of the Exchangeable Senior Debentures, net of financing costs	484	—
Scheduled principal repayments	(13)	(10)
Debt prepayments	(300)	(25)
Dividends on preferred stock	(9)	(9)
Distributions to minority interests	(1)	(1)
Change in restricted cash	(482)	3

Cash used in financing activities	(321)	(42)

DECREASE IN CASH AND CASH EQUIVALENTS	(238)	(48)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	764	361

CASH AND CASH EQUIVALENTS, END OF PERIOD	$526	$313

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 26, 2004 and March 28, 2003

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

During the first quarters of 2004 and 2003, we issued approximately 600,000 shares and 200,000 shares, respectively, of common stock upon the conversion of operating partnership units of Host Marriott, L.P. held by minority partners valued at approximately $7 million and $1 million, respectively.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Organization

Host Marriott Corporation, a Maryland corporation operating through an umbrella partnership structure, is primarily the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through Host Marriott, L.P., or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and as of March 26, 2004, owned approximately 93% of the partnership interests in the operating partnership, which are referred to as OP units.

2.     Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 26, 2004 and the results of our operations and cash flows for quarter ended March 26, 2004 and March 28, 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain reclassifications, primarily as a result of new accounting standards relating to the disposition of assets, have been made to the prior period financial statements to conform to the current presentation.

Reporting Periods

The results we report in our consolidated statement of operations are based on results reported to us by our hotel managers. These hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. In addition, Host Marriott, as a REIT, is required by tax laws to report results on the calendar year. As a result, we elected to adopt the reporting period used by Marriott International modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the first quarter of 2004 ended on March 26 and the first quarter of 2003 ended on March 28. As a result, the first quarter of 2004 includes 86 days of operations, including February 29, 2004, while the first quarter of 2003 includes 87 days of operations.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. For these hotels, operations for the entire month of March are reported in our second fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). The first quarter of 2004 includes 60 days of operations for our monthly hotels compared to 59 days of operations for the first quarter of 2003 because there were 29 days in February 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture and fixtures as well as cash collateral and excess cash flow deposits which are the result of mortgage debt agreement restrictions and provisions. As of March 26, 2004, restricted cash also includes the $484 million in net proceeds from the issuance of the $500 million of 3.25% exchangeable senior debentures of Host LP due April 15, 2024 (the Exchangeable Senior Debentures), as these funds were held by a trustee and were utilized, along with available cash, to redeem $494 million of our 7 7/8% Series B senior notes on April 15, 2004. See the discussion in footnote 4.

Accounting for Stock-based Compensation

We maintain two stock-based employee compensation plans. Prior to 2002, we accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all of our outstanding and unvested awards in each period.

	Quarter ended
	March 26, 2004	March 28, 2003
	(in millions, except per share amounts)
Net loss, as reported	$(31)	$(34)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	3	2
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3)	(2)

Pro forma net loss	(31)	(34)
Dividends on preferred stock	(9)	(9)

Pro forma net loss available to common shareholders	$(40)	$(43)

Loss per share
Basic and diluted—as reported	$(.12)	$(.16)

Basic and diluted—pro forma	$(.12)	$(.16)

Application of New Accounting Standards

We adopted Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) in 2003. Under FIN 46, our limited purpose trust subsidiary that was formed to issue trust-preferred securities (the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Exchangeable Preferred Securities Trust) was accounted for on a consolidated basis as of December 31, 2003 since we were the primary beneficiary under FIN 46.

In December 2003, the FASB issued a revision to FIN 46, which we refer to as FIN 46R. Under FIN 46R, we are not the primary beneficiary and we are required to deconsolidate the accounts of the Exchangeable Preferred Securities Trust. We adopted the provisions of FIN 46R on January 1, 2004. As a result, we recorded the $492 million in debentures (the Exchangeable Subordinated Debentures) issued by the Exchangeable Preferred Securities Trust and eliminated the $475 million of Exchangeable Preferred Securities that were previously classified in the mezzanine section of our consolidated balance sheet. The difference of $17 million is our investment in the Exchangeable Preferred Securities Trust, which is included in “Investments in affiliates” on our consolidated balance sheet. Additionally, we classified the related dividend payment of approximately $7 million as interest expense. We adopted FIN 46R prospectively and therefore, did not restate prior periods . The adoption of FIN 46R had no effect on our net loss, loss per diluted share or financial covenants under our senior notes indenture.

3.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners and other minority interests that have the option to convert their interests into common shares and the Exchangeable Subordinated Debentures. No effect is shown for securities if they are anti-dilutive.

	Quarter ended
	March 26, 2004			March 28, 2003
	(in millions, except per share amounts)
	Income/ (loss)	Shares	Per Share Amount	Income/ (loss)	Shares	Per Share Amount
Net loss	$(31)	321.0	$(.09)	$(34)	264.3	$(.13)
Dividends on preferred stock	(9)	—	(.03)	(9)	—	(.03)

Basic and diluted loss	$(40)	321.0	$(.12)	$(43)	264.3	$(.16)

4.	Debt

As discussed in footnote 2, debt now includes $492 million of Exchangeable Subordinated Debentures as a result of the deconsolidation of the Exchangeable Preferred Securities Trust effective January 1, 2004.

On January 30, 2004, we redeemed $218 million of our 8.45% Series C senior notes, which were scheduled to mature in 2008. The terms of the debt required that we pay the holders a premium (4.2% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss of $12 million on the early extinguishment of debt which includes the premium and the acceleration of the related deferred financing costs and original issue discount. The loss is included in interest expense in the accompanying consolidated statement of operations.

On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures. Net proceeds were $484 million including underwriting fees and expenses and original issue discount. The Exchangeable Senior Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2004. Host LP can redeem for cash all, or part of, the Exchangeable Senior Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. Holders have the right to require Host LP to repurchase the Exchangeable Senior

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. The Exchangeable Senior Debentures are exchangeable into shares of Host Marriott common stock at an initial rate of 54.6448 shares for each $1,000 of principal amount of the debentures, which is equivalent to an initial exchange price of $18.30 per share of Host Marriott common stock. The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host Marriott common stock is more than 120% of the exchange price per share, or $21.96, for at least 20 of 30 trading days. The Exchangeable Senior Debentures and the Host Marriott common stock issuable upon exchange of the debentures have not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined. Host Marriott has agreed to file a shelf registration statement with respect to the resales of the Host Marriott common stock issuable upon exchange of the debentures.

On April 15, 2004, we used the net proceeds from the issuance of the Exchangeable Senior Debentures and available cash to redeem $494 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. On May 3, 2004, we redeemed an additional $65 million of the Series B senior notes with proceeds from the sale of assets. The terms of the senior notes required that we pay the holders a premium (3.985% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. We will record a loss, which will be included in interest expense on our consolidated statement of operations, in the second quarter of approximately $30 million on the early extinguishment of debt, which includes the premium and the acceleration of the related deferred financing costs.

We prepaid $82 million of mortgage debt on four of our properties in the first quarter of 2004. The prepayment of this debt was made with proceeds from the sale of assets.

5.	Stock Dividends

On March 19, 2004, our Board of Directors declared a quarterly cash dividend of $0.625 per share for the four classes of our preferred stock. The first quarter dividend on the preferred stock was paid on April 15, 2004 to shareholders of record as of March 31, 2004.

6.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of March 26, 2004, our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between us and the foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended
	March 26, 2004	March 28, 2003
	(in millions)
United States	$789	$757
Canada	17	14
Mexico	3	4

Total revenue	$809	$775

(1)	Revenues for the Mexico City Airport Marriott, which we sold in January 2004, of approximately $2 million and $4 million for the first quarter of 2004 and 2003, respectively, are included in discontinued operations in our consolidated statements of operations and, therefore, are not included in the above table.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of unrealized gains and losses on foreign currency translation adjustments, changes in the fair value of the currency forward contracts and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to our distribution agreement with HM Services.

	Quarter ended
	March 26, 2004	March 28, 2003
	(in millions)
Net income (loss)	$(31)	$(34)
Other comprehensive income (loss)	(2)	8

Comprehensive income (loss)	$(33)	$(26)

8.	Dispositions

We sold six hotels during the first quarter of 2004, (the Atlanta Marriott Northwest, the Detroit Romulus Marriott, the Detroit Marriott Southfield, the Atlanta Marriott Norcross, the Fullerton Marriott and the Mexico City Airport Marriott) for net proceeds of $95 million. The following table summarizes the revenues, income before taxes, and the gain on disposal, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented, including the operations of eight additional hotels through the date of their dispositions in 2003.

	Quarter ended
	March 26, 2004	March 28, 2003
	(in millions)
Revenues	$6	$31
Income before taxes	—	1
Gain on disposals, net of tax	1	—

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

Forward-Looking Statements

This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or similar expressions. Forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause the actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in other filings with the Securities and Exchange Commission, or the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Overview

We are a real estate investment trust, or REIT, that, as of April 30, 2004, owns 112 full-service hotel properties, which operate primarily in the luxury and upper-upscale hotel sectors. As of April 30, 2004, Host Marriott was the largest hotel REIT in the National Association of Real Estate Investment Trust’s composite index. Host Marriott conducts its operations through Host LP, of which Host Marriott is the sole general partner. Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott, Ritz-Carlton, Hyatt, Four Seasons, Hilton and Westin. The majority of our properties are located in central business districts of major cities or in major resort/convention locations. For a general overview of our business, see our Annual Report on Form 10-K.

The lodging industry was negatively affected in 2003 by low levels of business travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. However, strengthening economic growth in the United States economy in the second half of 2003 has continued into the first quarter of 2004 and has helped improve lodging demand.

Our industry outlook for 2004 continues to be more favorable. Historically, lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one to two quarter lag period, especially within the luxury and upper-upscale sectors of the lodging industry in which we operate. Given the strong U.S. GDP forecasts and the strengthening of corporate profits and increasing levels of capital investment, we expect to see further increases in business-related travel and improvements in the pace of group bookings for the second quarter and full year 2004.

As lodging demand continues to grow and, in particular, as corporate group and corporate transient business strengthens, we believe that our hotels will experience increasing revenues. One commonly used indicator within the hotel industry used to measure hotel operations is room revenue per available room, or RevPAR. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for hotels. We assess what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels as well as incremental operating profit. For example, increases in occupancy at a hotel typically lead to increases in ancillary revenues, such as food and beverage, parking and other hotel revenues, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in these additional room-related costs. For this reason, while operating profit may increase when RevPAR increases as the result of occupancy gains, RevPAR increases that are the result of higher room rates have a greater impact on our profitability. We also use RevPAR to compare the results of our hotels between periods and to compare results of our comparable hotels. See “Comparable Hotel Operating Statistics” for further discussion. In the first quarter of 2004, RevPAR for our comparable hotels increased 3.0%. For the second quarter and full year of 2004, we expect RevPAR to increase approximately 5% to 7% and 4% to 6%, respectively, for our comparable hotels.

In addition to changes in RevPAR, management focuses on changes in our operating margins, which is operating profit as a percentage of total revenues. Our operating margins declined slightly for the quarter despite the increase in comparable hotel RevPAR because certain of our costs, primarily wages benefits and utilities increased at a rate greater than inflation. In response to the decline in operations of our hotels over the last several years, we have been working with our managers to achieve cost reductions at our properties. We believe these efforts have slowed the decline in the operating margins of our hotels and should create some long-term efficiencies. However, we also expect wage, benefit and utility costs to continue to increase at a rate greater than inflation, which will likely result in operating margins for the full year 2004 remaining unchanged (if RevPAR increases are at the low end of our forecasted range) or increasing slightly (if RevPAR increases are at the high end of our forecasted range). Any improvements in margins are expected to be modest until RevPAR gains are driven more by increases in average room rates rather than increases in occupancy.

While we believe the combination of improved demand trends and low supply growth trends in the lodging industry discussed previously in our Annual Report on Form 10-K create the possibility for improvements in our business in 2004, there can be no assurances that any increases in hotel revenues or earnings at our properties will be achieved. The trends discussed above and in our Annual Report on Form 10-K may not occur for any number of reasons, including slower than anticipated growth in the economy, changes in travel patterns and the continued threat of additional terrorist attacks, all of which may result in lower revenues or higher operating costs and declining operating margins.

Recent Events

On April 27, 2004, we purchased the 455-room Chicago Embassy Suites, Downtown-Lakefront, for approximately $89 million. This property represents the second Hilton-branded property in our portfolio.

On May 3, 2004, we redeemed $65 million of our 7 7/8% Series B senior notes with proceeds from the sale of assets.

Results of Operations

The following table reflects key line items from our consolidated statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 26, 2004	March 28, 2003	% Change 2004 to 2003
Revenues
Total hotel sales	$780	$746	4.6%
Operating costs and expenses:
Property-level costs (1)	709	683	3.8
Corporate expenses	13	13	—
Operating Profit	87	79	10.1
Interest expense (2)	118	110	7.3
Dividends on Exchangeable Preferred Securities	—	7	(100)
Minority interest income (expense)	(3)	1	(400)
Income from discontinued operations	1	1	—
Net loss	(31)	(34)	8.8%
Other Operating Statistics
Comparable hotel RevPAR	$105.63	$102.58	3.0%
Comparable average room rate	$149.41	$149.18	0.2%
Comparable average occupancy	70.7%	68.8%	1.9 pts.

(1)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate expenses.
(2)	Includes the dividends on the Exchangeable Preferred Securities as interest expense in 2004. See “Liquidity and Capital Resources—Debt” for further information.

2004 Compared to 2003

Revenues. In first quarter 2004, our hotel sales (as presented in our consolidated statement of operations) increased $34 million, or 4.6%, from first quarter 2003 primarily as a result of the increase in RevPAR at the majority of our properties and other factors discussed above. Accounting rules require us to reclassify the results of operations of hotels we have sold or designated as held for sale to discontinued operations. The increase in hotel revenues for the first quarter of 2004 would have been 1.1%, not 4.6%, after taking into consideration the revenues generated by these hotels that are now included in discontinued operations. RevPAR for our comparable properties increased 3.0% for the quarter, which was primarily attributable to an approximate two percentage point increase in occupancy. As discussed in, “Lodging Statistics – Reporting Periods for Hotel Operating Statistics and Comparable Hotel Results,” March results for our hotel managers using a monthly reporting cycle are reported in our second quarter operating results. On a calendar quarter basis including March operations for these hotels, comparable hotel RevPAR increased approximately 5.5% compared to the first calendar quarter of 2003.

The majority of our customers fall into two broad groups: transient and group travelers. Our transient business, which includes the individual corporate and leisure traveler, is generally accommodated at a premium rate when compared to other customer types. Group business, which is a large component of our convention-related business, represents approximately 40% of our business. Demand for our group business lags other sectors of lodging demand by one to two quarters. For the first time since 2000, the business mix data for our portfolio is showing a shift in transient room nights from lower-rated discount business to the higher-rated corporate and premium business. This indicates that our hotel managers are having greater success in reducing the number of rooms sold at discounted rates in the face of improving transient demand. We believe the upward trend in occupancy should continue as a result of increasing business travel associated with the strengthening economy.

Our DC Metro region continues to be one of our best performing markets, as RevPAR increased 8.2% for the quarter, due primarily to a 6.6% increase in average room rate at the hotels as a result of strengthening transient demand.

Comparable hotel RevPAR increased 5.1% for the quarter for our Pacific region, which had lagged behind the portfolio as a whole during 2002 and 2003. The primary reason this market had been underperforming over the past three years has been the collapse of the technology market, particularly in the San Francisco area. However, in the first quarter of 2004, the increase in the Pacific region reflects a 13.7% increase in RevPAR at our San Francisco properties, along with a 10.2% increase in RevPAR at our Los Angeles properties. Conversely, and reversing the trend from last year, our San Diego market underperformed in part because of difficult comparisons related to hosting the Super Bowl in 2003.

Our Florida region had a strong quarter, as comparable hotel RevPAR grew by 4.4%, led by the Orlando World Center Marriott, where comparable hotel RevPAR increased by more than 8% as both group and transient demand were strong. Our Mid Atlantic Region also generated improved results, as comparable hotel RevPAR increased by 3.5%. In this region, our large convention hotels enjoyed a solid quarter, as comparable hotel RevPAR increased by 10% at the Philadelphia Convention Center Marriott and 6% at the New York Marquis, both driven by strong in-house group and transient demand.

Our Atlanta region and New England regions underperformed, as comparable hotel RevPAR declined by 0.1% and 3.0% respectively. Even though citywide conventions enjoyed strong attendance, the Atlanta’s region performance was caused by isolated last minute in-house cancellations. The outlook for the Atlanta region is expected to improve over the course of the year. The New England region’s first quarter underperformance was generated by a weaker convention schedule and soft transient trends. This market is also expected to rebound strongly during the second half of the year. South Central and New England regions experienced declines in comparable hotel RevPAR of 3.3% and 3.0%, respectively, as our large hotels in both New Orleans and San Antonio declined by 12% and 9%, respectively.

Operating Costs and Expenses. Operating costs and expenses increased $26 million, or 3.7% from the first quarter of 2003, due to the overall increase in occupancy at our hotels, the acquisition of two hotels and an increase in wage, benefit and utility costs, all of which continue to increase at a rate greater than inflation. As discussed in revenues above, accounting rules require us to reclassify hotels we have sold or designated as held for sale to discontinued operations. The increase in operating costs and expenses would have been .6%, not 3.7%, after taking into consideration the expenses generated by the hotels that are now included in discontinued operations.

Interest Expense. Interest expense increased due to the inclusion of approximately $7 million of interest on the Exchangeable Subordinated Debentures, which had not been included in interest expense in 2003. See “New Accounting Principles” for further discussion. Additionally, interest expense includes $9 million of call premiums and $3 million of accelerated deferred financing costs and original issue discounts associated with the prepayment of the 8.45% Series C senior notes and certain mortgages during the first quarter of 2004. Interest expense, excluding the effect of call premiums and accelerated deferred financing costs, will decline as a result of the repayments and refinancings completed over the last twelve months, which has significantly reduced our weighted average interest rate.

Dividends on Exchangeable Preferred Securities. As a result of the adoption of FIN 46R, we have deconsolidated the trust that issued the Exchangeable Preferred Securities and reclassified the dividends as interest expense beginning with the first quarter of 2004. See “New Accounting Principles” for further discussion.

Minority Interest Income (Expense). As of March 26, 2004, Host Marriott held approximately 93% of the partnership interests in Host LP. The increase in Host Marriott’s minority interest expense for the first quarter 2004 is due to the increase in the net income for certain of our partnerships that are partially owned by third parties, and offset by the decline in third party ownership of the partnership interests in Host LP from 10% as of March 28, 2003 to 7% as of March 26, 2004.

Discontinued Operations. Discontinued operations represent the results of operations and the gain or loss on disposition of 14 hotels during 2004 and 2003. For first quarter 2004 and 2003, revenues for these properties were $6 million and $31 million, respectively, and our income (loss) before taxes was $(.3) million and $1.3 million, respectively.

Liquidity and Capital Resources

Cash Requirements

Host Marriott is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT. Because we are required to distribute almost all of our taxable income, we depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances. As of March 26, 2004, we had $526 million of cash and cash equivalents, which was a decrease of $238 million from December 31, 2003. This decrease is primarily due to debt prepayments. Due to the volatile operating environment in 2002 and 2003, our cash balances have been in excess of the $100 million to $150 million which we had historically maintained. Over the course of the year, we expect to reduce our cash balance through the repayment of indebtedness, the acquisition of additional hotels and further investments in our portfolio. As of March 26, 2004, we also had $598 million of cash, which was restricted as a result of lender requirements (including reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits) and funds set aside for the purposes of certain senior notes called for redemption. Restricted cash increased for the quarter principally as a result of the issuance of Exchangeable Senior Debentures for net proceeds of approximately $484 million, which were used in conjunction with available cash to redeem $494 million in Series B senior notes on April 15, 2004. See “Debt” for further detail. The restricted cash balances do not have a significant effect on our liquidity. We also currently have $250 million of availability under our credit facility and have no amounts outstanding under the facility.

Debt Repayments and Refinancings. Proceeds from the disposition of hotels and the issuance of the Exchangeable Senior Debentures have been and will be used to repay or redeem debt in 2004. The refinancing and repayment of debt in 2003 and through April 2004 will result in an annual reduction in interest expense of approximately $70 million. We have no significant debt maturities during 2004 or 2005. Thus, we believe we have sufficient cash to deal with our near-term debt maturities, as well as any decline in the cash flow from our business.

The following table summarizes the significant debt repayments and refinancings since the beginning of 2004 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
May	Retired $65 million of 7 7/8% Series B senior notes	(65)
April	Retired $494 million of 7 7/8% Series B senior notes	(494)
March	Issuance of 3.25% Exchangeable Senior Debentures due 2024	484
January	Payment of the 12.68% mortgage on the Mexico Airport Marriott	(11)
January	Prepaid the 8.58% mortgage on the Hanover Marriott	(27)
January	Retired remaining $218 million of 8.45% Series C senior notes	(218)
January	Partial prepayment of The Ritz-Carlton, Naples and Buckhead 9% mortgage loan	(44)

Reducing future cash interest payments and our leverage remains a key management priority. In November 2003, Host Marriott’s Board of Directors authorized us to purchase or retire up to $600 million of our senior notes ($317 million of which remains available under this authorization). As a result, we may continue to redeem or refinance additional senior notes and mortgage debt from time to time with proceeds from additional asset sales or to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. For example, during the first quarter of 2004, we incurred interest expense resulting from the payment of call premiums of $9 million and the acceleration of deferred financing costs and original issue discounts totaling $3 million.

Equity. On March 24, 2003, we filed a registration statement with the SEC registering the sale from time to time in one or more offerings of up to $1 billion in common stock, preferred stock, depositary shares and warrants (in any combination). The registration statement was declared effective by the SEC on April 20, 2004. This registration statement increases our flexibility to take advantage of favorable market conditions to issue equity, the proceeds of which could be used over time for the development or acquisition of hotel properties, capital expenditures, and the repayment or repurchase of our indebtedness and our capital stock, as opportunities arise.

Capital Expenditures. For the first quarter of 2004, total capital expenditures for our existing properties were approximately $50 million, or 6.4% of first quarter hotel sales. Typically, we spend approximately $200 million to $250 million annually on renewals and replacements and other capital improvements. We expect renewal and replacement capital expenditures for 2004 to be approximately $255 million to $265 million, the vast majority of which would be funded by the furniture, fixture and equipment reserves established at our hotels (typically funded annually with approximately 5% of property revenues) and, to a lesser extent, by our available cash. As of March 26, 2004, our furniture, fixture and equipment reserves totaled approximately $144 million. In 2004, we currently estimate that we will spend approximately $35 million on return on investment projects as we are in the early stages of several large-scale projects. These investment projects have historically generated returns greater than the return on our initial investments in our hotel properties and over the next several years we expect to spend approximately $150 million to $250 million on these types of projects.

Acquisitions. We remain interested in pursuing single asset and portfolio acquisitions and believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in urban and resort/convention locations where further large scale development is limited, such as the 455-room Chicago Embassy Suites, Downtown-Lakefront, which we recently acquired, for approximately $89 million. We are currently in preliminary discussions with other sellers of hotels that meet our investment objectives, but have not entered into any definitive agreements. Currently, we estimate that we will acquire a total of approximately $300 million to $500 million of properties during 2004. Any additional acquisitions may be funded, in part, from the proceeds of equity offerings by Host Marriott or the issuance of OP units by Host LP, as well as proceeds from asset sales, available cash or draws under the credit facility. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, capital expenditures, asset acquisitions, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for the first quarter of 2004 increased to $38 million during the first quarter of 2004 from $13 million in the first quarter of 2003. The increase is primarily due a $23 million payment for previously deferred income taxes related to the repayment of a partnership note, which reduced cash provided by operations in the first quarter of 2003.

Cash Provided by and Used in Investing Activities. During the first quarter of 2004, we received net proceeds of $95 million from the sale of six non-core properties. We believe our total dispositions for full year 2004 will be approximately $400 million to $500 million, the net proceeds of which will be used to repay debt, fund acquisitions or for general corporate purposes. Capital expenditures at our properties have increased by $6 million, or 14%, to $50 million for the first quarter of 2004 when compared to the same period in 2003. See “Cash Requirements—Capital Expenditures” above.

Cash Used in Financing Activities. On March 16, 2004, Host LP issued $500 million in exchangeable senior debentures in an underwritten public offering. Proceeds, after deducting discounts and offering expenses, were approximately $484 million and are included in restricted cash as of March 26, 2004. See “Debt and the Effect of Financial Covenants” for further detail.

Cash used in financing activities primarily consisted of debt prepayments of $300 million, including the redemption of $218 million of our 8.45% Series C senior notes due in 2008 at a premium and the prepayment of $82 million of mortgage debt on four of our hotels. We also made scheduled principal repayments on mortgage debt of $13 million and preferred stock dividend payments of $9 million. On March 19, 2004, Host Marriott announced that its Board of Directors had declared a dividend of $0.625 per share of preferred stock, which was paid on April 15, 2004 to preferred shareholders of record on March 30, 2004. Correspondingly, Host LP made a $0.625 per unit distribution on substantially all its preferred OP units (see Dividend Policy below for more information).

Debt and the Effect of Financial Covenants

As of March 26, 2004, our total debt was $6.2 billion, which includes the $492 million of Exchangeable Subordinated Debentures previously classified in the mezzanine section of our consolidated balance sheet. See “New Accounting Principles” for further discussion. The weighted average interest rate of our debt is approximately 7.1% and the current average maturity is 6.8 years. Additionally, approximately 86% of our debt has a fixed rate of interest as of March 26, 2004. Over time, we expect to decrease the proportion of our fixed rate debt in our capital structure to 75% to 80% of our total debt.

On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures. Net proceeds were $484 million including underwriting fees and expenses and original issue discount. The Exchangeable Senior Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2004. Host LP can redeem for cash all or part of the Exchangeable Senior Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. Holders have the right to requires Host LP to repurchase the Exchangeable Senior Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. The Exchangeable Senior Debentures are exchangeable into shares of Host Marriott common stock at an initial rate of 54.6448 shares for each $1,000 of principal amount of the debentures, which is equivalent to an initial exchange price of $18.30 per share of Host Marriott common stock. The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions including prior to April 15, 2023 at any time at which the closing sale price of Host Marriott common stock is more than 120% of the exchange price per share for at least 20 of 30 trading days. Host Marriott has agreed to file a shelf registration statement with respect to the resales of the Host Marriott common stock issuable upon exchange of the debentures.

On April 15, 2004, we used the proceeds from the issuance of the Exchangeable Senior Debentures and available cash to redeem $494 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. The terms of the senior notes required that we pay the holders a premium (3.985% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. On May 3, 2004, we redeemed an additional $65 million of Series B senior notes with asset sale proceeds. We will record a loss in the second quarter of approximately $30 million on the early extinguishment of debt, which includes the premium and the acceleration of the related deferred financing costs.

Credit Facility and Senior Notes Covenants. Under the terms of our senior notes indenture and the credit facility, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio for Host LP of at least 2.0x. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. In addition, the calculation is based on our results for the four prior fiscal quarters giving effect to transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Throughout 2003 and 2002, we did not meet the interest coverage ratio. As a result of the debt repayments and refinancings over the past 15 months that are discussed here and in our Annual Report on Form 10-K and the recent improvement in our operating performance, we now exceed the 2.0x EBITDA-to-interest coverage ratio. Accordingly, we are no longer contractually restricted in our ability to pay preferred or common dividends, or prohibited from incurring additional debt, including debt incurred in connection with an acquisition as long as we maintain the required level of interest coverage.

Mortgage Debt Covenants. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of April 30, 2004, we have 29 assets that are secured by mortgage debt. Eleven of these assets are secured by mortgage debt that have restrictive covenants which require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The effect of these covenants is discussed below:

•	Eight of our hotel properties secure a $586 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-through certificates, which we refer to as the CMBS Loan. The hotels, which comprise what we refer to as the CMBS Portfolio, are listed in the notes to our financial statements in our Annual Report of Form 10-K. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service (approximately $64 million) if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. As a result of the effect of the weak economy on our operations, this provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of March 26, 2004, approximately $26 million of cash has been escrowed. We anticipate that additional cash of approximately $19 million will be required to be escrowed in 2004. We do not expect cash flows from the CMBS Portfolio to be at the level required to trigger the release of the escrow until we have a significant improvement in operations. As such, additional amounts will be escrowed, and these amounts may be significant.

•	We currently have a $55 million loan secured by three of our Canadian properties that matures in 2006. As a result of a modification to this loan, which we completed during the fourth quarter of 2003, we are required to escrow operating cash from the hotels after the payment of debt service until certain debt service coverage levels are achieved. We anticipate that approximately $5 million will be required to be escrowed in 2004.

Our senior notes, Exchangeable Senior Debentures, Exchangeable Subordinated Debentures and preferred stock are rated by Moody’s Investor Service and Standard & Poor’s. Currently, Standard & Poor’s maintains a B+ rating on our senior notes and Exchangeable Senior Debentures, a B rating on our Exchangeable Subordinated Debentures and a CCC+ rating on our preferred stock. Moody’s maintains a rating of Ba3 on our senior notes and Exchangeable Senior Debentures, a B2 rating on our Exchangeable Subordinated Debentures and a B3 rating on our preferred stock. Both rating agencies currently have a stable outlook for all our rated securities.

Dividend

Host Marriott is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host Marriott to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host Marriott, Host LP has issued to Host Marriott a corresponding common OP unit and preferred OP unit. As of April 30, 2004, Host Marriott is the owner of substantially all of the preferred OP units and approximately 93% of the common OP units. The remaining 7% of the common OP units are held by various third-party limited partners. As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when Host Marriott pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host Marriott paid a five cent per share dividend on its common stock, it would be based on payment of a five cent per common OP unit distribution by Host LP to Host Marriott and all other common OP unit holders. Host Marriott’s policy on dividends generally is to distribute at least 90% of its taxable income. As previously discussed, Host Marriott was restricted in its ability to pay dividends on its common and preferred equity, except to the extent necessary to maintain Host Marriott’s status as a REIT, as long as its EBITDA-to interest coverage ratio was under 2.0x. Host Marriott’s EBITDA-to-interest coverage ratio now exceeds 2.0x and Host Marriott may now make distributions in excess of the minimum amount necessary to maintain its REIT status.

On March 19, 2004, our Board of Directors declared a $0.625 dividend per share for all classes of Preferred Stock, but did not declare a dividend on Host Marriott’s common stock for the first quarter of 2004. The preferred stock dividend was paid on April 15, 2004. Host Marriott currently intends to continue to pay dividends on its preferred stock regardless of the amount of taxable income as long as it is over the 2.0x EBITDA-to-interest ratio.

Host Marriott did not pay a dividend on its common stock (and, correspondingly, Host LP did not make a distribution on its common OP units) in 2002 and 2003. Host Marriott does not currently expect to pay a meaningful common dividend for 2004, other than to satisfy any remaining 2003 income distribution requirements. The decision to reinstate the common dividend (including the amount of any such dividend) will be made by the Board of

Directors and will depend on several factors, including taxable income or loss from operations in 2004, our ability to maintain an EBITDA-to-interest coverage ratio of at least 2.0x and our liquidity. It is likely that when the common dividend is reinstated, it will be meaningfully lower than previous levels.

Investments in Affiliates

We have made investments in certain ventures which we do not consolidate and, accordingly, are accounted for under the equity method of accounting in accordance with our accounting policies as described in Note 1 to the consolidated financial statements. Currently, we and Marriott International each own a 50% interest in CBM Joint Venture, which owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. The joint venture, CBM Joint Venture LLC, has approximately $903 million of debt. This debt consists of first mortgage loans secured by the properties owned by each of the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt. The mezzanine debt is an obligation of a subsidiary of the joint venture and the lender is an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. RevPAR at the Courtyard hotels increased 3.5% for first quarter 2004 with an occupancy increase of 2.2 percentage points and an increase in average room rate of .1%. We have not received any cash distributions from this partnership since 2001 and do not expect to receive any distributions in 2004.

New Accounting Pronouncements

We adopted Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) in 2003. Under FIN 46, our limited purpose trust subsidiary that was formed to issue trust-preferred securities (the Exchangeable Preferred Securities Trust) was accounted for on a consolidated basis as of December 31, 2003 since we were the primary beneficiary under FIN 46.

In December 2003, the FASB issued a revision to FIN 46, which we refer to as FIN 46R. Under FIN 46R, we are not the primary beneficiary and we are required to deconsolidate the accounts of the Exchangeable Preferred Securities Trust. We adopted the provisions of FIN 46R on January 1, 2004. As a result, we recorded the $492 million in debentures (the Exchangeable Subordinated Debentures) issued by the Exchangeable Preferred Securities Trust and eliminated the $475 million of Exchangeable Preferred Securities that were previously classified in the mezzanine section of our consolidated balance sheet. The difference of $17 million is our investment in the Exchangeable Preferred Securities Trust, which is included in “Investments in affiliates” on our consolidated balance sheet. Additionally, we classified the related dividend payments of approximately $7 million as interest expense. We adopted FIN 46R prospectively and, therefore, did not restate prior periods. The adoption of FIN 46R had no effect on our net loss, loss per diluted share or financial covenants under our senior notes indenture.

Lodging Statistics

Reporting Periods for Hotel Operating Statistics and Comparable Hotel Results

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. Host Marriott, as a REIT, is required by tax laws to report results on a calendar year. As a result, we elected to adopt the reporting periods used by Marriott International modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the first quarter of 2004 ended on March 26, and the first quarter of 2003 ended on March 28, though both quarters reflect twelve weeks of operations.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. For these hotels, operations for the entire month of March are reported in our second fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). The first quarter of 2004 includes 60 days of operations for our monthly hotels compared to 59 days of operations for the first quarter of 2003 because there were 29 days in February 2004.

In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) are always reported based on the reporting cycle used by Marriott International for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of certain of our fourth quarters which are comprised of seventeen weeks, such as fiscal year 2002). This means, however, that the reporting periods we use for hotel operating statistics may differ slightly from the reporting periods used for our consolidated statements of operations for the first and fourth quarters and the full year. For the hotel operating statistics and comparable hotel results reported herein:

•	Hotel results for the first quarter of 2004 reflect 12 weeks of operations for the period from January 2, 2004 to March 26, 2004 for our Marriott-managed hotels and results from January 1, 2004 to February 29, 2004 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for the first quarter of 2003 reflect 12 weeks of operations for the period from January 3, 2003 to March 28, 2003 for our Marriott-managed hotels and results from January 1, 2003 to February 28, 2003 for operations of all other hotels which report results on a monthly basis.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the operating periods being compared, and (ii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. For 2004 and 2003, we consider 108 of our portfolio of 111 full-service hotels owned on March 26, 2004 to be comparable hotels. The operating results of the following three hotels that we owned as of March 26, 2004 are excluded from comparable hotel results for these periods:

•	The JW Marriott, Washington, D.C. (consolidated in our financial statements beginning in the second quarter of 2003);

•	The Hyatt Regency Maui Resort and Spa (acquired in November 2003); and

•	The Memphis Marriott (construction of a 200-room expansion started in 2003).

In addition, the operating results of the eight hotels we disposed of in 2003 and the six hotels we disposed of in 2004 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

The following table sets forth performance information for our comparable full-service hotels by geographic region for 2004 and 2003.

Comparable by Region

	As of March 26, 2004		Quarter ended March 26, 2004			Quarter ended March 28, 2003			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR
Pacific	21	11,302	$152.68	72.3%	$110.44	$158.47	66.3%	$105.06	5.1%
Florida	12	7,337	184.38	79.2	145.95	182.14	76.8	139.84	4.4
Atlanta	13	5,940	142.25	69.7	99.15	143.84	69.0	99.25	(0.1)
Mid-Atlantic	10	6,721	173.34	70.6	122.46	169.71	69.7	118.27	3.5
South Central	8	5,307	137.73	77.9	107.24	139.93	79.2	110.85	(3.3)
North Central	13	4,923	111.85	60.9	68.13	113.44	59.2	67.60	0.8
DC Metro	11	4,296	152.26	67.3	102.53	142.84	66.3	94.75	8.2
Mountain	8	3,313	117.43	65.5	76.91	115.19	65.1	75.00	2.6
International	5	1,952	115.85	70.1	81.18	105.45	67.4	71.05	14.3
New England	7	3,413	126.08	60.6	76.43	129.98	60.6	78.82	(3.0)

All Regions	108	54,504	149.41	70.7	105.63	149.18	68.8	102.58	3.0

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

We calculate FFO per diluted share, in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-

REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures) and other items have been and will be incurred and are not reflected in the FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, FFO per diluted share should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, FFO per diluted share does not measure, and should not be used as a measure of, amounts that accrue directly to shareholders’ benefit.

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

As a result of the elimination of corporate-level costs and expenses and depreciation and amortization, the comparable hotel operating results we present do not represent our total revenues, expenses or operating profit and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

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

The following table provides a reconciliation of net income (loss) available to common shareholders per share to FFO per diluted share (in millions, except per share amounts):

Host Marriott Corporation

Reconciliation of Net Loss Available to

Common Shareholders to Funds From Operations per Diluted Share

	Quarter ended
	March 26, 2004			March 28, 2003
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net loss available to common shareholders	$(40)	321.0	$(.12)	$(43)	264.3	$(.16)
Adjustments:
Gain on dispositions, net	(2)	—	—	(1)	—	—
Depreciation and amortization	83	—	.25	88	—	.33
Partnership adjustments	5	—	.02	2	—	.01
FFO of minority partners of Host LP(a)	(3)	—	(.01)	(5)	—	(.02)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	3.3	(.01)	—	2.5	(.01)

FFO per diluted share(b)	$43	324.3	$.13	$41	266.8	$.15

(a)	Represents FFO attributable to the minority interest in Host LP.
(b)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, other minority interests that have the option to convert their limited partnership interest to common OP units and the Exchangeable Subordinated Debentures of Host Marriott. No effect is shown for securities if they are anti-dilutive.

For 2004, the FFO per diluted share includes a total of approximately $12 million of expense related to the payment of call premiums and the acceleration of deferred financing costs and original issue discounts which we incurred in conjunction with the prepayment of debt.

The following table presents certain operating results and statistics for our comparable hotels for the first quarters of 2004 and 2003.

Comparable Hotel Results

(in millions, except hotel statistics)

	Quarter ended
	March 26, 2004	March 28, 2003
Number of hotels	108	108
Number of rooms	54,504	54,504
Percent change in Comparable Hotel RevPAR	3.0%	—
Comparable hotel sales
Room	$458	$444
Food and beverage	250	238
Other	49	52

Comparable hotel sales(1)	757	734

Comparable hotel expenses
Room	114	108
Food and beverage	182	175
Other	31	30
Management fees, ground rent and other costs	259	251

Comparable hotel expenses(2)	586	564

Comparable Hotel Adjusted Operating Profit	171	170
Non-comparable hotel results, net(3)	13	4
Office building and limited service properties, net (4)	(1)	—
Other income	—	2
Depreciation and amortization	(83)	(84)
Corporate and other expenses	(13)	(13)

Operating Profit	$87	$79

(1)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended
	March 26, 2004	March 28, 2003
Revenues per the consolidated statements of operations	$809	$775
Non-comparable hotel sales	(35)	(16)
Hotel sales for the property for which we record rental income, net	11	12
Rental income for office buildings and limited service hotels	(17)	(17)
Other income	—	(2)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(11)	(18)

Comparable hotel sales	$757	$734

(2)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 26, 2004	March 28, 2003
Operating costs and expenses per the consolidated statements of operations	$722	$696
Non-comparable hotel expenses	(26)	(18)
Hotel expenses for the property for which we record rental Income	14	15
Rent expense for office buildings and limited service hotels	(18)	(17)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed Hotels	(10)	(15)
Depreciation and amortization	(83)	(84)
Corporate and other expenses	(13)	(13)

Comparable hotel expenses	$586	$564

(3)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between comparable hotel adjusted operating profit which reflects 84 days of operations and the operating results included in the consolidated statements of operations which reflects 86 days and 87 days, respectively.

(4)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

On January 30, 2004, we redeemed $218 million of our 8.45% Series C senior notes, which were scheduled to mature in 2008. The terms of the debt required that we pay the holders a premium (4.2% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss of approximately $12 million on the early extinguishment of debt which includes the premium and the acceleration of the related deferred financing costs and original issue discounts. The loss is included in interest expense in the accompanying financial statements.

On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures which mature on April 15, 2024. On April 15, 2004, we used the proceeds from this issuance available cash to redeem $494 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. The terms of the senior notes required that we pay the holders a premium (3.985% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. On May 3, 2004, we redeemed $65 million of Series B senior notes with proceeds from the sale of assets. We will record a loss in the second quarter of approximately $30 million on the early extinguishment of debt, which includes the call premium and the acceleration of deferred financing costs.

In addition, we prepaid $82 million of mortgage debt on four of our properties with the proceeds from asset sales in the first quarter of 2004.

With the consummation of the transactions described above, fixed rate debt is 85% of our total outstanding debt as of May 3, 2004.

Exchange Rate Sensitivity

Foreign Currency Forward Exchange Agreements

Other than those transactions disclosed above and in our Annual Report on Form 10-K, there have been no other changes to, nor have we purchased or sold any other derivative instruments or debt, other than regular principal amortization on our debt, that would affect our exchange rate sensitivity and interest rate sensitivity.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures at the end of the period with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of March 26, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 2. Sale of Unregistered Securities

On March 10, 2004, Host LP issued $500 million principal amount of 3.25% Exchangeable Senior Debentures due April 15, 2024. The underwriters for the Exchangeable Senior Debentures were Goldman, Sachs & Co., Merrill Lynch & Co. and UBS Investment Bank. Net proceeds were $484 million including underwriting fees and expenses and original issue discount. The Exchangeable Senior Debentures were issued exclusively to qualified institutional buyers in a transaction exempt from registration under the Securities Act pursuant to Rule 144A. On April 15, 2004, we used the net proceeds and available cash to redeem $494 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. For further details on the terms of the offering, see footnote 5 to the accompanying condensed consolidated financial statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K.

•	On March 17, 2004, Host Marriott filed a current report on Form 8-K to announce the closing of $500 million aggregate principle amount of exchangeable senior debentures bearing an interest rate of 3 1/4%, due in 2024, by Host Marriott, L.P., of which we are the general partner.

•	On March 9, 2004, Host Marriott filed a current report on Form 8-K to announce that Host Marriott, L.P., for which we are general partner, is proposing to offer in a private placement $375 million in aggregate principle amount of exchangeable senior debentures due 2024.

•	On March 5, 2004, Host Marriott filed a current report on Form 8-K to file an exhibit with a description of the material U.S. federal income tax considerations relating to the taxation of Host Marriott as a REIT and the ownership and disposition of Host Marriott equity securities.

•	On February 24, 2004 Host Marriott filed a current report on Form 8-K to file the balance sheet, statements of operations, and other financial data for the fourth quarter and year ended December 31, 2003.

•	On February 5, 2004 Host Marriott filed a current report on Form 8-K to file an announcement that it has sold three hotels and signed an agreement to sell two additional hotels for total proceeds of $70 million and announced the sale of the Mexico City Airport Marriott hotel for total proceeds of $30 million.

•	On January 27, 2004 Host Marriott filed an amendment to a current report on Form 8-K originally filed on November 25, 2003, to announce the acquisition of the Hyatt Regency Maui Resort and Spa and present pro forma and historical financial statements related to the acquisition.

(c)	Exhibits

Exhibit No.	Description
4.17	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee.

10.42	Registration Rights Agreement, dated March 16, 2004, by and among Host Marriott Corporation, Host Marriott, L.P., and Goldman, Sachs & Co. as representative of the several initial purchasers, related to the 3.25% Exchangeable Senior Debentures due 2024.

23	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT CORPORATION

May 3, 2004	/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President and Corporate Controller