Form 10-K
period 2004-12-31
HOST MARRIOTT CORP/
filed 2005-03-01
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004	Commission file number 001-14625

HOST MARRIOTT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	53-0085950
(State of Incorporation)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (352,481,808 shares outstanding as of February 15, 2005) and Purchase share rights for Series A Junior Participating Preferred Stock, $.01 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange Philadelphia Stock Exchange

Class B Preferred Stock, $.01 par value (4,000,000 shares outstanding as of February 15, 2005)	New York Stock Exchange
Class C Preferred Stock, $.01 par value (5,980,000 shares outstanding as of February 15, 2005)	New York Stock Exchange
Class E Preferred Stock, $.01 par value (4,034,300 shares outstanding as of February 15, 2005)	New York Stock Exchange

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 18, 2004 (based on the closing sale price as reported on the New York Stock Exchange on June 18, 2004) was approximately $4,298,113,000.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held in 2005 are incorporated by reference into Part III of this Form 10-K. We expect to file our proxy statement by April 10, 2005.

Items 1 & 2    Business and Properties

Host Marriott Corporation is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Marriott Corporation owns properties and conducts operations through Host Marriott, LP, a Delaware limited partnership of which Host Marriott Corporation is the sole general partner and in which it holds 94% of the partnership interests. In this report, we use the terms “we” or “our” to refer to Host Marriott Corporation and Host Marriott, L.P. together, unless the context indicates otherwise. We also use the term “HMC” to specifically refer to Host Marriott Corporation and the terms “operating partnership” or “Host LP” to refer to Host Marriott, L.P. (and its consolidated subsidiaries), in cases where it is important to distinguish between HMC and Host LP.

As of February 28, 2005, our lodging portfolio consisted of 107 upper-upscale and luxury full-service hotels containing approximately 55,000 rooms. Our portfolio is geographically diverse with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada and Mexico City, Mexico. Our locations include central business districts of major cities, near airports and resort/conference locations.

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000. Our Internet website address is www.hostmarriott.com.

We make available free of charge, on our Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

The Lodging Industry Overview

The lodging industry in the United States consists of both private and public entities which operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

•	Owner—these participants own the hotel and enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties may also be operated as an independent hotel (unaffiliated with any brand) by an independent hotel manager.

•	Owner/Manager—these participants own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel (unaffiliated with any brand) or operated under the owner’s brand. However, REITs are restricted from managing hotels under applicable REIT laws.

•	Franchisor—these participants own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their branded hotels with brand recognition, marketing support and centralized reservation systems.

•	Franchisor/Manager—these participants own a brand or brands and also operate hotels on behalf of the hotel owner or franchisee.

•	Manager—these participants operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotel may be operated under a franchise agreement or as an independent hotel (unaffiliated with any brand).

The hotel manager is responsible for the day-to-day operation of the hotels, including the employment of hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner. They typically receive fees based on the revenues and profitability of the hotel.

The lodging industry is highly competitive. Competition for a given hotel is based primarily on the brand affiliation, guest facilities, amenities, level of service, quality of accommodations, location and room rates. Competition is often specific to the individual markets in which the properties are located. Catering to a wide variety of tastes and needs, the lodging industry is broadly segmented into six groups: luxury, upper-upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban and resort markets either as luxury properties, under such brand names as Ritz-Carlton®, Fairmont® and Four Seasons®, or as upper-upscale properties, under such brand names as Marriott®, Hyatt®, Westin® and Hilton®.(1)

Our industry is influenced by the cyclical relationship between the supply of, and demand for, hotel rooms.

Lodging demand growth typically is related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations. Extended periods of strong demand growth tend to encourage new development. The rate of supply growth may be influenced by a number of factors, including availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete development of hotels can result in increasing demand, with no new supply, as well as new supply entering the market when demand is decreasing, both of which have the effect of increasing the volatility of the cyclical behavior of the industry. The development of upper-upscale and luxury hotels in urban and resort/conference locations frequently requires the longest lead-time.

Properties in the upper-upscale segment of the lodging industry benefited from a favorable imbalance between supply and demand during the early 1990’s, driven in part by low construction levels and high gross domestic product, or GDP growth. From 1998 through 2000, supply moderately outpaced demand, leading to slight declines in occupancy levels. However, the growth of hotel revenues remained very strong as occupancy declines were more than offset by increases in average daily rate during that period. In 2001, the already weakening economy was significantly affected by the September 11 terrorist attacks. From 2001 through 2003, demand slowed significantly due to the threat of further terrorist attacks, the war in Iraq and the continuation of a weak economy, all of which combined to reduce both occupancy and average daily rates. As the economic recovery strengthened, demand growth began to accelerate early in 2004 initially leading to increases in occupancy and later to modest improvements in average room rates. We expect the rate of supply growth, which has declined significantly since 2000, to continue to be relatively low for at least the next two years due to the long permitting, approval and development lead-times.

(1)	This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

The charts below detail the supply demand and RevPAR growth for the U.S. lodging industry and for the luxury and upper-upscale segment for 2000 to 2004 based on data provided by Smith Travel Research. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is a commonly used measure of hotel operations. For more information on RevPAR and a discussion of how we use this measure, see “Management’s Discussion and Analysis of Operations and Financial Condition—Overview.”

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Luxury and Upper-Upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary business objective is to provide superior total returns to our stockholders through a combination of appreciation in asset values and growth in earnings and dividends. In order to achieve this objective we seek to:

•	maximize the value of our existing portfolio through aggressive asset management which includes working with the managers of our hotels to continue to increase revenues while minimizing operating costs and completing selective capital improvements designed to increase profitability;

•	acquire upper-upscale and luxury hotels generally in urban and resort/conference locations that are operated by leading management companies;

•	maintain a capital structure and liquidity profile with an appropriate balance of debt and equity, including maintaining the amount of floating rate debt in the 15% to 30% range, and which provides flexibility given the inherent volatility in the lodging industry;

•	reduce our leverage, over time, to achieve an EBITDA-to-interest coverage ratio greater than 3.0x under our senior notes indenture and seek to maintain a balanced maturity schedule with an average maturity of no less than five years; and

•	dispose of non-core assets, such as older assets with significant capital needs, assets that are at a competitive risk given potential new supply or assets in slower-growth markets.

Asset Management.    We believe that we can maximize the value of our existing portfolio through aggressive asset management. We are the largest REIT owner of upper-upscale and luxury properties in the United States and our hotels are managed by many of the top brands in the industry. The size and composition of our portfolio and our experience with multiple brands allows us to benchmark similar hotels and identify best practices, value enhancement opportunities and efficiencies that can be communicated to our managers. We continue to evaluate key performance indicators to ensure an appropriate level of assistance is provided to our managers to maximize opportunities at each asset. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

Our asset management and development departments work closely with our managers in overseeing capital expenditure budgets to ensure that our hotels are in superior physical condition, highly competitive in the market and compliant with brand standards. We also work with our managers to ensure that renewal and replacement expenditures are efficiently spent in order to maximize the profitability of the hotel. In addition to best practices driving the profitability of our hotels we pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These capital improvements may include converting underutilized space to alternative uses (including additional meeting space, timeshare or condominium units), building additional meeting space or exhibit halls, and installing energy management systems and highly efficient water recycling systems. When appropriate, we also consider the complete repositioning of a hotel in a given market, which often includes a complete renovation of guest rooms, meeting rooms and public space modifications. Other value enhancement opportunities will include utilizing underdeveloped land or buildings for other real estate investments, such as timeshare and condominium units, to maximize the value for each of our assets.

Acquisitions.    Our acquisition strategy focuses on upper-upscale and luxury hotels. We continue to believe there will be opportunities to acquire these hotels at attractive multiples of cash flow and at discounts to replacement cost. Our acquisition strategy continues to focus on:

•	properties with unique locations in markets with high barriers to entry for prospective competitors;

•	properties operated under premium brand names, such as Marriott®, Ritz-Carlton®, Four Seasons®, Fairmont®, Hilton®, Hyatt® and Westin®;

•	larger hotels that are consistent with our portfolio objectives and that may require investment on a scale that limits the number of potential buyers;

•	underperforming hotels whose operations can be enhanced by conversion to a higher quality brand and/or by upgrading or expanding the existing facilities; and

•	acquisitions through various structures, including transactions involving portfolios, single assets and joint ventures.

Prior to 2003, our acquisitions were limited by the lack of suitable targets that would complement our portfolio and provide adequate returns, as well as a limited ability to raise capital due to weak investment markets. Consequently, our activity was primarily focused on acquiring the interests of limited or joint venture partners and consolidating our ownership of assets already included in our portfolio. When the capital markets strengthened late in 2003, suitable single asset and portfolio acquisition opportunities became available. Since that time, we acquired four properties, including two resorts in Hawaii, the Hyatt Regency Maui Resort and Spa and the Fairmont Kea Lani Maui.

We have not acquired hotels outside of the United States in recent years due to the difficulty in identifying opportunities that meet our return criteria. However, we intend to continue to evaluate acquisition opportunities in international locations, and will pursue these only when we believe they will offer satisfactory returns after adjustments for currency and country-related risks.

Dispositions.    During 2004 and 2003, and continuing into the first quarter of 2005, we have taken advantage of market conditions in order to sell certain non-core assets at favorable prices. During this period we sold 21 hotels, including the recently completed sale of four properties in January 2005. Proceeds from these dispositions have been, or will be, used to repay debt, fund acquisitions, fund return on investment, or ROI, projects, or for general corporate purposes. Generally these properties have been in smaller markets where we believe the potential for growth is slower, or where the properties required substantial capital investments in order to generate the returns we require while meeting our high quality standards.

Operating Structure

Our operating structure is as follows:

HMC was formed in 1998 as a Maryland corporation in connection with our reorganization to qualify as a REIT and, at that time, we reorganized our business and contributed our hotels and certain other assets to the operating partnership and its subsidiaries. As a result of this reorganization, HMC became the sole general partner of Host LP. For each share of HMC common stock, the operating partnership has issued one unit of operating partnership interest, or OP unit, to HMC. When distinguishing between HMC and Host LP, the primary difference is the approximately 6% of the partnership interests of Host LP not held by us as of February 28, 2005.

All of our assets are owned by us or through our subsidiaries, all of which are general or limited partnerships or limited liability companies. The OP units owned by holders other than us are redeemable at the option of the holders, beginning one year after the date of issuance of the holder’s OP units. Upon redemption of an OP unit, a holder may receive cash from us in an amount equal to the market value of one share of HMC common stock. We have the right, however, to acquire any OP unit offered for redemption directly from the holder in exchange for one share of HMC common stock, instead of a cash redemption.

As a REIT, certain tax laws limit the amount of “non-qualifying” income that HMC can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our properties to a subsidiary designated as a taxable REIT subsidiary for Federal income tax purposes or to third party lessees. The lessees enter into agreements with third parties to manage the operations of the hotels. Taxable REIT subsidiaries may hold other assets that engage in other activities that produce non-qualifying income such as the development of timeshare or condominium units, subject to certain restrictions. Unlike other subsidiaries of a REIT, taxable income of a taxable REIT subsidiary is subject to Federal and state income taxes.

Lodging Properties Portfolio

Overview.    Our lodging portfolio consists primarily of 107 upper-upscale and luxury hotels containing approximately 55,000 rooms as of February 28, 2005. It is geographically diverse within North America, with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada and Mexico City, Mexico. We believe that the broader brand name recognition and resources of the premium brands our properties are operated under help generate revenues and drive increased profitability over the long-term. Our locations include central business districts of major cities, near airports and resort/conference locations, which because of their locations, typically benefit from significant barriers to entry by competitors. Historically, our properties in urban and resort/conference locations have achieved higher RevPAR than similar properties in suburban locations. Our hotels have an average of approximately 512 rooms per hotel. Thirty-five, or 33% of our hotels, have more than 500 rooms and nine of our hotels exceed 1,000 rooms. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. The average age of our properties is 20 years, although most of the properties have benefited from substantial renovations or major additions, as well as scheduled renewal and replacement and other capital improvements.

The following chart details our portfolio by brand as of February 28, 2005:

Brand	Number of Hotels	Rooms
Marriott	80	43,175
Ritz-Carlton	10	3,826
Hyatt	6	3,522
Swissôtel	2	1,127
Hilton	2	678
Four Seasons	2	608
Fairmont	1	450
Westin	1	365
Other brands	3	938

	107	54,689

Capital Expenditures.    In order to maximize the value of our portfolio and to maintain our high standards, as well as those of our managers, we spend a considerable amount of time in reviewing potential capital expenditures at our properties, including renewals and replacements, expansions, repositionings and other capital investments. Our capital expenditures generally fall into two broad categories, renewal and replacement expenditures and repositioning/return on investment (or “ROI”) projects.

Renewal and Replacement Expenditures.    To maintain the overall quality of our lodging properties, we assess annually the need for refurbishments, replacements and capital improvements. Typically, room refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. However, the timing of refurbishments may vary based on the type of property and equipment being replaced and are generally divided into the following types: soft goods, hard goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates to maintain brand quality standards. Hard goods include items such as dressers, desks, couches, restaurant chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade, fire systems, etc., which are regularly maintained and then replaced at the end of their useful lives. The management agreements for the majority of our properties require us to escrow 5% of each hotel’s annual gross revenues for refurbishments, and on average, we spend approximately $180 million to $220 million on replacements and refurbishments of soft and hard goods each year. In addition to amounts required to be escrowed under the management agreement, we will fund infrastructure improvements and, on average, spend approximately $20 million to $30 million annually, generally leading to total renewal and replacement capital expenditures of $200 million to $250 million on an annual basis. All capital expenditure decisions, however, take into account the economic environment and our cash requirements, and as a result, we will occasionally spend more or less than these amounts.

Repositioning/Return on Investment Projects.    We have also undertaken several projects over the past two years which are designed to increase the ROI for our portfolio. In certain instances, these repositioning or ROI projects have coincided with the timing of regular maintenance cycles at the properties where we have used the opportunity to improve and upgrade the hotel, such as at the New York Marriott Marquis where we redesigned and expanded the food and beverage operations. Other ROI projects are designed to take advantage of changing market conditions and the superior location of our properties. For example, we commenced construction of an extensive renovation and repositioning at the Newport Beach Marriott, which is expected to cost approximately $60 million. The renovation will include the addition of a spa, 20 new luxury suites, redesigned guestrooms, a new restaurant concept and updated meeting space.

Foreign Operations.    We currently own four Canadian properties and one Mexican property containing a total of 1,953 rooms. During each of 2004, 2003 and 2002, approximately 3% of our revenues were attributed to foreign operations, while the remaining 97% were attributed to our domestic properties.

Competition.    The lodging industry is highly competitive, and over the past decade there has been a proliferation of the number of brands in the lodging industry. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities, amenities, price and service, as well as property condition. Our competition includes hotels operated under brands in the upper-upscale and luxury full-service segments, as well as hotels operated under upscale or other lower tier brands in many locations. Many management contracts do not have restrictions on the ability of management companies to convert, franchise or develop other hotel properties in our markets. As a result, our hotels in a given market often compete with other hotels which our managers may own, invest in, manage or franchise.

We believe that our properties enjoy competitive advantages associated with their operations under the Marriott®, Ritz-Carlton®, Fairmont®, Four Seasons®, Hyatt®, Westin® and Hilton® hotel brand systems. The national marketing programs and reservation systems of these brands, combined with the strong management systems and expertise they provide, should enable our properties to perform favorably in terms of both occupancy and room rates. Each of our managers maintains national reservation systems. In addition, repeat guest business is enhanced by guest reward or guest recognition programs offered by most of these brands.

Seasonality.    Our hotel sales have traditionally experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues in the fourth quarter typically reflect sixteen weeks of results compared to twelve weeks for each of the first three quarters of the fiscal year for our Marriott-managed hotels. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Results of Operations and Financial

Condition—Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged 22%, 25%, 21% and 32% for the first, second, third and fourth quarters, respectively.

Hotel Properties.    The following table sets forth the location and number of rooms of our 107 full-service hotels as of February 28, 2005. Each hotel is operated as a Marriott brand hotel unless otherwise indicated by its name.

Location	Rooms	Location	Rooms
Arizona		Georgia
Mountain Shadows Resort(3)	337	Atlanta Marquis	1,675
Scottsdale Suites	251	Atlanta Midtown Suites(1)	254
The Ritz-Carlton, Phoenix	281	Atlanta Perimeter(1)	400
Scottsdale Marriott at McDowell Mountains	270	Four Seasons, Atlanta	244
California		Grand Hyatt, Atlanta	438
Coronado Island Resort(1)	300	JW Marriott Hotel at Lenox	371
Costa Mesa Suites	253	Westin Buckhead	365
Desert Springs Resort and Spa	884	The Ritz-Carlton, Atlanta	444
Hyatt Regency, Burlingame	793	The Ritz-Carlton, Buckhead	553
Manhattan Beach(1)	385	Hawaii
Marina Beach(1)	370	Fairmont Kea Lani, Maui	450
Newport Beach	532	Hyatt Regency Maui Resort and Spa	806
Newport Beach Suites	254	Illinois
Sacramento Host Airport	89	Chicago/Deerfield Suites	248
San Diego Hotel and Marina(1)(2)	1,362	Chicago/Downers Grove Suites	254
San Diego Mission Valley(2)	350	Chicago/Downtown Courtyard	337
San Francisco Airport	685	Chicago Embassy Suites Downtown Lakefront	455
San Francisco Fisherman’s Wharf	285	Chicago O’Hare	681
San Francisco Moscone Center(1)	1,498	Chicago O’Hare Suites(1)	256
San Ramon(1)	368	Swissôtel, Chicago	632
Santa Clara(1)	755	Indiana
The Ritz-Carlton, Marina del Rey(1)	304	South Bend(1)	298
The Ritz-Carlton, San Francisco	336	Louisiana
Colorado		New Orleans	1,290
Denver Southeast(1)	475	Maryland
Denver Tech Center	628	Gaithersburg/Washingtonian Center	284
Denver West(1)	305	Massachusetts
Connecticut		Boston/Newton	430
Hartford/Rocky Hill(1)	251	Boston Copley Place	1,139
Florida		Hyatt Regency, Boston	498
Fort Lauderdale Marina	579	Hyatt Regency, Cambridge	469
Harbor Beach Resort(1)(2)	637	Michigan
Miami Airport(1)	772	The Ritz-Carlton, Dearborn	308
Miami Biscayne Bay(1)	601	Detroit Livonia	224
Orlando World Center	2,000	Minnesota
Singer Island Hilton	223	Minneapolis City Center	583
Tampa Airport(1)	296	Minneapolis Southwest(2)	321
Tampa Waterside	717	Missouri
The Ritz-Carlton, Amelia Island	444	Kansas City Airport(1)	382
The Ritz-Carlton, Naples	463	New Hampshire
The Ritz-Carlton, Naples Golf Resort	295	Nashua	245

Location	Rooms
New Jersey
Hanover	353
Newark Airport(1)	591
Park Ridge(1)	289
New York
Albany(2)	359
New York Financial Center	498
New York Marquis(1)	1,944
Swissôtel, The Drake	495
North Carolina
Charlotte Executive Park	297
Greensboro/Highpoint(1)	299
Raleigh Crabtree Valley	375
Research Triangle Park	225
Ohio
Dayton	399
Oregon
Portland	503
Pennsylvania
Four Seasons, Philadelphia	364
Philadelphia Convention Center (2)	1,408
Philadelphia Airport(1)	419
Tennessee
Memphis	593
Texas
Dallas Quorum(1)	548
Houston Airport(1)	565

Location	Rooms
Texas (continued)
Houston Medical Center(1)	386
JW Marriott Houston	514
San Antonio Rivercenter(1)	1,001
San Antonio Riverwalk(1)	512
Virginia
Dulles Airport(1)	368
Fairview Park	395
Hyatt Regency, Reston	518
Key Bridge(1)	583
Pentagon City Residence Inn	299
The Ritz-Carlton, Tysons Corner(1)	398
Washington Dulles Suites	253
Westfields	336
Washington
Seattle SeaTac Airport	459
Washington, D.C.
JW Marriott, Washington, D.C.	772
Washington Metro Center	456
Canada
Calgary	384
Toronto Airport(2)	424
Toronto Eaton Center(1)	459
Toronto Delta Meadowvale	374
Mexico
JW Marriott, Mexico City(2)	312

Total	54,689

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	This property is not wholly owned.
(3)	On September 3, 2004, we temporarily closed this hotel.

Other Real Estate Investments

In addition to our 107 full-service hotels, we maintain investments in a joint venture and partnerships that in the aggregate own two full-service hotels, 120 limited-service hotels, the Tiburon Golf Club, and other investments. Typically, we manage these investments and conduct business through a combination of general and limited partnership and limited liability company interests. As of December 31, 2004, the combined balance sheet of these investments included approximately $1.6 billion in assets and $.9 billion in debt, principally first mortgages on hotel properties, senior notes secured by the ownership interests in the partnership and mezzanine debt. All of the debt of these entities is non-recourse to us and our subsidiaries.

Further, the majority of our investment balance is the result of our interest in CBM Joint Venture LLC, or CBM Joint Venture. We and Marriott International, Inc., or Marriott International, each currently own a 50% interest in the CBM Joint Venture, which owns 120 Courtyard by Marriott properties. On December 15, 2004, we announced the pending sale of 85% of our interest in the CBM Joint Venture for approximately $92 million. Under the terms of the agreements, we have the right to have our remaining interest redeemed under certain conditions between 2007 and 2009. The transaction is expected to close in March 2005.

We also have a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inns, which, in a series of related transactions, were sold to Hospitality Properties Trust and leased back prior to 1997. These properties were subleased in 1998 to Barceló Crestline Corporation, formerly Crestline Capital Corporation (“Crestline”). The initial term of these leases expire between 2010 and 2012 and are renewable at our option. Rent payable under the subleases is guaranteed by Crestline up to a maximum of $30 million. At the expiration of these leases, Hospitality Properties Trust will return our initial security deposit of approximately $67 million.

For a more detailed discussion of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Investments in Affiliates” and Notes 3 and 7 to the annual consolidated financial statements— “Investments in Affiliates” and “Leases.”

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

Material Agreements

Substantially all of our hotels are managed by third parties pursuant to management agreements with our lessee subsidiaries. The initial term of our management agreements is generally 15 to 20 years with one or more renewal terms. Our agreements with our managers typically include the terms described below. As of December 31, 2004, no individual hotel’s sales represent more than 6% of our total hotel sales.

•	General. Under each management agreement, the manager provides comprehensive management services to the applicable lessee.

•	Operational services. The managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing of the hotels. The manager receives compensation in the form of a base management fee, typically 3%, which is calculated as a percentage of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage (generally 20%) of operating profit, up to certain limits (typically 20% of cumulative operating profit), after the owner has received a priority return on its investment in the hotel.

•	Executive supervision and management services. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, provide other administrative and accounting support services to the hotels, such as planning and policy services, financial planning, divisional financial services, risk management services, product planning and development, employee staffing and training, corporate executive management, legislative and governmental representation and certain in-house legal services, and protect trademarks, trade-names and service marks. For the majority of our properties, we also have approval rights over the budget, capital expenditures and other matters.

•	Chain services. The management agreements require the managers to furnish chain services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group basis rather than at an individual hotel. Costs and expenses incurred in providing these services are generally allocated among all hotels managed by the manager or its affiliates.

•	Working capital and fixed asset supplies. Our management agreements typically require us to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We are also responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•	Furniture, Fixtures and Equipment replacements. Under the management agreements, we are required to provide to the managers all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). The management agreements generally provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review or approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager in an escrow account. However, for 68 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account which we control, subject to maintaining a minimum balance of the greater of $26 million, or 30% of total annual specified contributions, rather than escrowing funds at accounts at each hotel.

•	Building alterations, improvements and renewals. The management agreements require the managers to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel which we review and approve based on their recommendations and our judgment. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition consistent with the manager’s brand standards, over which we also have approval authority.

•	Service marks. During the term of the management agreements, the service mark, symbols and logos used by the manager may be used in the operation of the hotel. Any right to use the service marks, logos and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the applicable management agreement.

•	Sale of the hotel. Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels by requiring that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•	Termination on sale. While most of our management agreements are not terminable prior to their full term in connection with the sale of hotels, we have negotiated rights to terminate management agreements in connection with the sale of Marriott-branded hotels within certain limitations, including a remaining pool of 36 hotels, 73% of which (as measured by EBITDA) may be sold free and clear of their existing management agreements over a period of time without the payment of a termination fee.

•

Performance Termination.    The majority of our management agreements provide for termination rights in the case of a manager’s failure to meet certain financial performance criteria, generally a set return on the owner’s investment. Similarly, the majority of our management agreements condition the manager’s right to renew or extend the term upon satisfaction of certain financial performance criteria.

Employees

On February 28, 2005, we had 192 employees, including approximately 30 employees at the Sacramento Host Airport hotel. Fourteen of our employees at the Sacramento Host Airport hotel are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. Employees at our other hotels are employed by our management companies.

Certain of our third-party managed hotels also are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. We believe that we and our managers generally have good relations with labor unions at our hotels. We and our managers have not experienced any material business interruptions as a result of labor disputes.

Investment and Other Policies

The following is a discussion of our policies with respect to investments, financing, lending and certain other activities. Our policies are determined by HMC’s Board of Directors and may be amended or revised from time to time at their discretion, without notice to or approval by our security holders. We cannot assure you that our objectives set forth in these policies will be attained. We are restricted by REIT laws in performing some business activities. See “Risk Factors—Applicable REIT Laws May Restrict Certain Business Activities.”

Investment Policies

Investments in Real Estate or Interests in Real Estate.    Our investment objective is to provide superior total returns to our stockholders through a combination of appreciation in asset values and growth in earnings and dividends. In order to achieve this objective we seek to:

•	maximize the value of our existing portfolio by focusing on selectively improving and expanding our hotels and, when appropriate, pursuing alternate real estate uses;

•	acquire additional existing and newly developed upper-upscale and luxury full-service hotels in targeted markets (primarily focusing on downtown hotels in core business districts in major metropolitan markets and resort/conference locations);

•	complete our current development and expansion program, and selectively develop and construct upper-upscale and luxury full-service hotels; and

•	recycle capital through the sale of non-core assets.

In addition to wholly owned assets, we also may participate with other entities in property ownership through joint ventures, partnerships or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have priority over our equity interest in such property.

Investments in Real Estate Mortgages.    While we will emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other similar interests. We do not intend to invest to a significant extent in mortgages or deeds of trust, but may acquire mortgages as a strategy for acquiring ownership of a property or the economic equivalent thereof. In addition, we may invest in mortgage-related securities and/or may seek to issue securities representing interests in such mortgage-related securities as a method of raising additional funds.

Securities of, or Interests in, Persons Primarily Engaged in Real Estate Activities and Other Issuers.    We also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including for the purpose of exercising control over such entities. We may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with our investment policies. No such investments will be made, however, unless the Board of Directors determines that the proposed investment would not cause either Host LP or HMC to be an “investment company” within the meaning of the Investment Company Act of 1940, as amended.

Dispositions

Generally, we will consider dispositions of properties or ownership interests if we believe that the sale price of a property would exceed the hold value of the property, taking into consideration both the current and anticipated operating performance of the property, the property’s capital expenditure requirements, possible tax consequences of the sale and other circumstances. We are more likely to sell what we consider “non-core” properties that no longer fit within our business strategy of owning upper-upscale and luxury properties in urban and resort/conference locations with relatively high barriers to entry and where further large scale development is limited and where growth prospects appear slower than for our overall portfolio.

Financing Policies

To the extent that the Board of Directors determines to seek additional capital, we may raise such capital through HMC common and preferred equity offerings, OP unit offerings, debt financing (including senior, secured and subordinated debt of Host LP) or retention of cash flow or a combination of these methods.

Debt Financing.    Our organizational documents do not contain restrictions on incurring debt; however, the indenture for our senior notes and our existing credit facility does impose limitations on the incurrence of indebtedness. We may, from time to time, reduce our outstanding indebtedness by repurchasing a portion of such outstanding indebtedness, subject to certain restrictions contained in Host LP’s partnership agreement and the terms of our outstanding indebtedness. We will, from time to time, re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market conditions, market values of properties, growth and acquisition opportunities as well as other factors. Our borrowing policies will also reflect the goals of obtaining an EBITDA-to-interest coverage ratio of 3.0x or greater (under our senior notes indenture) and having debt consisting of 15% to 30% variable rate debt and a balanced maturity schedule with an average maturity of no less than five years. Consequently, our financing policy is subject to modification and change. We may waive or modify our borrowing policy without notice to, or vote of, the holders of any of our securities.

In the future, we may seek to extend, expand, reduce or renew our existing credit facility, or obtain new credit facilities or lines of credit for the purpose of making acquisitions or capital improvements or providing working capital or meeting the taxable income distribution requirements for REITs under the Internal Revenue Code. We have issued in the past, and may in the future, issue securities senior to our common shares, including preferred shares and debt securities (either of which may be convertible into common shares or OP units or may be accompanied by warrants to purchase common shares or OP units).

We have not established any limit on the number or amount of mortgages that may be placed on any single hotel or on our portfolio as a whole, although one of our current objectives is to reduce our reliance on secured indebtedness.

HMC Equity Offerings and Host LP Unit Offerings.    We may seek to raise additional capital through equity offerings by HMC or OP unit offerings by Host LP. HMC’s charter provides the authority to issue up to 750 million shares of common stock and 50 million shares of preferred stock. The net proceeds of all equity capital raised by HMC will be contributed to Host LP in exchange for OP units, which will dilute the percentage ownership interest of Host LP’s limited outside (or third party) partners. Conversely, OP unit offerings by Host LP will dilute the percentage ownership interest of HMC in Host LP. We may, under certain circumstances, purchase shares of HMC common stock in the open market or purchase HMC common stock and Host LP OP units in private transactions with our stockholders.

Retention of Cash Flow.    Financing through the retention of cash flow is limited due to the REIT requirement that at least 90% of our taxable income must be distributed to our stockholders. Our taxable income may also differ significantly from our reported cash flows.

Lending Policies

We may consider offering purchase money financing in connection with the sale of a hotel where the provision of such financing will increase the value we receive for the property sold.

Reporting Policies

We are subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended. Pursuant to these requirements, we will file periodic reports, proxy statements and other information, including certified financial statements, with the Securities and Exchange Commission.

Policies With Respect to Other Activities

We may, but do not presently intend to, make investments other than as previously described. We have authority to offer our securities, including in exchange for property and may engage in such activities in the future. We also may make loans to joint ventures in which we may participate in the future to meet working capital needs. We do not intend to engage in trading, underwriting, agency distribution or sale of securities of other issuers.

Item 3.    Legal Proceedings

Legal Proceedings

We believe all of the lawsuits in which we are a defendant, including the following lawsuits, are without merit and we intend to defend vigorously against such claims; however, no assurance can be given as to the outcome of any of the lawsuits. We believe that the final resolution of these lawsuits will not have a material adverse effect on our financial condition.

Accelerated High Yield Growth Fund, Ltd., et al. v. HMC Hotel Properties II Limited Partnership et al., C.A. No. 18254NC.    This litigation represents the last in a series of cases that began in 1996 in response to a tender offer by our predecessor for interests in the Marriott Hotel Properties II Limited Partnership, or MHP II, and expanded to cover the 1998 roll-up of MHP II into Host LP as part of HMC’s conversion to a REIT.

In late 2001, we reached an agreement to settle two MHP II-related class actions—one in Florida state court, the other in Delaware state court—in which we agreed to pay $12,000 per limited partnership unit of MHP II. The settlement included all claims arising out of both the 1996 tender offer and the REIT conversion. MacKenzie Patterson Special Fund 2, L.P., or MacKenzie Patterson, elected to opt out of this settlement with respect to its limited partnership units.

On August 23, 2000, MacKenzie Patterson and 10 other unit holders (together, plaintiffs hold 28 units) filed this lawsuit in Delaware Chancery Court against us alleging breach of contract, fraud, and conversion in the MHP II roll-up. Plaintiffs allege that our acquisition of MHP II violated the partnership agreement and that the general partner breached its fiduciary duties by allowing the roll-up to occur. Plaintiffs are seeking unspecified damages. The Court has set a discovery cut-off of April 30, 2005 and has scheduled trial to begin on July 12, 2005.

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

The certified class of plaintiffs consists of 256 limited partners who owned units in Mutual Benefit Marriott Chicago Suites Hotel Partners, L.P. as of the date of the roll-up of the partnership into Host LP on December 30, 1998. Plaintiffs allege that we improperly paid incentive management fees to the hotel manager in 1997 and 1998, which resulted in an inadequate appraised value for their limited partner units in connection with the acquisition of O’Hare Suites during HMC’s conversion to a REIT, and have sought damages of approximately $17 million.

On June 23, 2004, we reached a preliminary agreement with plaintiffs to settle the case for $2.5 million (including attorneys’ fees). We subsequently executed a more formal settlement agreement on September 27, 2004, and the Circuit Court entered an order preliminarily approving settlement on October 13, 2004. On October 15, 2004, counsel to the class action plaintiffs mailed notice of the proposed settlement to each class member. No class members elected to opt out of the settlement. At the fairness hearing held on January 10, 2005, the Court issued the Final Order and Judgment. No appeal from the Final Order and Judgment was filed and class counsel distributed the settlement funds to the class members on or about February 16, 2005.

Item 4.    Submission of matters to a vote of security holders

None.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as our executive officers as of February 28, 2005.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Richard E. Marriott Chairman of the Board	66	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.
Christopher J. Nassetta President and Chief Executive Officer and Director	42	Christopher J. Nassetta joined our company in October 1995 as Executive Vice President and was elected our Chief Operating Officer in 1997. He became our President and Chief Executive Officer in May 2000. Prior to joining us, Mr. Nassetta served as President of Bailey Realty Corporation from 1991 until 1995, and he had previously served as Chief Development Officer and in various other positions with The Oliver Carr Company.
Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	46	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001. Prior to joining our company, Ms. Abdoo served as Senior Vice President and Assistant General Counsel of Orbital Sciences Corporation from January 2000 to May 2001 and prior to that as Vice President and Assistant General Counsel of Orbital Sciences since 1996.
Minaz Abji Executive Vice President, Asset Management	51	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he began working in August 1998. Mr. Abji previously worked for Starwood Hotels and Resorts in Canada as area managing director from May to August 1998. Before that, he was with Westin from 1975 to April 1998, most recently serving as area managing director, until its acquisition by Starwood.
James F. Risoleo Executive Vice President, Acquisitions and Development	49	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities. Prior to joining us, Mr. Risoleo served as Vice President of Development for Interstate Hotels Corporation. Before joining Interstate, he was Senior Vice President at Westinghouse Financial Services.
W. Edward Walter Executive Vice President and Chief Financial Officer	49	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001 and Chief Financial Officer in 2003. Prior to joining us, Mr. Walter was a partner with Trammell Crow Residential Company and the President of Bailey Capital Corporation, a real estate firm that focused on tax-exempt real estate investments.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Richard A. Burton Senior Vice President, Taxes and General Tax Counsel	49	Richard A. Burton joined our company in 1996 as Senior Vice President-Taxes and General Tax Counsel. Prior to joining us, Mr. Burton was Senior Tax Counsel at Mobil Oil Corporation, and prior to that was with the law firm of Sutherland, Asbill & Brennan. Mr. Burton also served as Attorney Advisor to the United States Tax Court.
Larry K. Harvey Senior Vice President and Corporate Controller	40	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. Prior to joining us, Mr. Harvey served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation, and in various other positions with Crestline from January 1999 to January 2003. From May of 1994 through December of 1998, he served in various accounting positions with us and was the Vice President, Corporate Accounting, prior to the spin-off of Crestline.
Gregory J. Larson Senior Vice President, Treasurer and Investor Relations	40	Gregory J. Larson joined our company in October 1993 as Senior Manager of Partnerships and was promoted to Director of Acquisitions in 1996. Mr. Larson joined the Treasury group as Vice President of Corporate Finance in 1998, assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. Mr. Larson is responsible for our Treasury, Corporate Finance and Investor Relations functions. Prior to joining us, Mr. Larson served in various accounting positions with Marriott International, Inc. and worked in public accounting.
Pamela K. Wagoner Senior Vice President, Human Resources And Leadership Development	41	Pamela K. Wagoner joined our company in October 2001 as Vice President for Human Resources and became Senior Vice President in February 2003. Prior to joining us, Ms. Wagoner served as Vice President of Human Resources at SAVVIS Communications. From 1998 through August 2000, Ms. Wagoner was Director of Human Resources at Lucent Technologies, Inc. and prior to that was Director of Human Resources at Yurie Systems Inc., since 1996, which was acquired by Lucent.

PART II

Item 5.    Market for our common stock and related stockholder matters

Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange and is traded under the symbol “HMT.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape.

	High	Low
2003
1st Quarter	$8.15	$6.10
2nd Quarter	9.47	6.92
3rd Quarter	10.27	8.67
4th Quarter	12.32	9.95

2004
1st Quarter	$13.00	$11.95
2nd Quarter	12.91	11.37
3rd Quarter	14.01	12.23
4th Quarter	17.30	13.50

On September 8, 2004, our Board of Directors declared a cash dividend of $0.05 per share on our common stock. We did not declare dividends on our common stock for the period from January 2003 through September 2004. Under the terms of our senior notes indenture and the credit facility, our ability to pay dividends and make other payments is dependent on our ability to satisfy certain financial requirements. See “Management Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.” and “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends may be limited by the terms of our indebtedness.”

As of February 15, 2005, there were 27,366 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 15, 2005, there were 2,334 holders of OP units (in addition to HMC). OP units are redeemable for cash, or, at our election, convertible into HMC common stock.

Our ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of our stock that a person may own. Our charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of HMC’s outstanding common stock, preferred stock or any other stock, each considered as a separate class or series for this purpose. The Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that after giving effect to such increase, five beneficial owners of capital stock could beneficially own in the aggregate more than 49.5% of the outstanding capital stock. See “Risk Factors—Risks Related to Ownership of HMC: Common Stock—There are limitations on the acquisition of HMC common stock and changes in control.”

Item 6.    Selected Financial Data

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2004. The historical information contained in the following table for our 2001 through 2004 primarily represents gross hotel-level revenues and expenses of our properties. During 2000, we owned the hotels but leased them to third-party lessees and, accordingly, during these periods our historical revenues primarily represent rental income generated by our leases.

	Fiscal year
	2004	2003	2002	2001	2000
	(In millions)
Income Statement Data:
Revenues	$3,640	$3,288	$3,345	$3,373	$1,308
Income (loss) from continuing operations	(64)	(238)	(69)	8	105
Income from discontinued operations (1)	64	252	53	43	51
Net income (loss)	—	14	(16)	51	156
Net income (loss) available to common stockholders	(41)	(21)	(51)	19	141
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(.31)	(.97)	(.39)	(.10)	.41
Income from discontinued operations	.19	.90	.20	.18	.23
Net income (loss)	(.12)	(.07)	(.19)	.08	.64
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(.31)	(.97)	(.39)	(.10)	.40
Income from discontinued operations	.19	.90	.20	.18	.23
Net income (loss)	(.12)	(.07)	(.19)	.08	.63
Cash dividends per common share	.05	—	—	.78	.91
Balance Sheet Data:
Total assets	$8,421	$8,592	$8,316	$8,338	$8,396
Debt (2)	5,523	5,486	5,638	5,602	5,322
Convertible Preferred Securities (2)	—	475	475	475	475
Preferred stock	337	339	339	339	196

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties sold and the gain or loss on those dispositions. Results in 2003 include the gain on disposition and business interruption proceeds of the New York Marriott World Trade Center hotel of approximately $212 million.
(2)	We adopted Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) in 2003. Under FIN 46, our limited purpose trust subsidiary that was formed to issue trust-preferred securities (the “Convertible Preferred Securities”) was accounted for on a consolidated basis as of December 31, 2003 since we were the primary beneficiary under FIN 46.

In December 2003, the FASB issued a revision to FIN 46, which we refer to as FIN 46R. Under FIN 46R, we are not the primary beneficiary and we are required to deconsolidate the accounts of the Convertible Preferred Securities Trust (the “Trust”). We adopted the provisions of FIN 46R on January 1, 2004. As a result, we recorded the $492 million in debentures (the “Convertible Subordinated Debentures”) issued by the Trust and eliminated the $475 million of Convertible Preferred Securities that were previously classified in the mezzanine section of our consolidated balance sheet prior to January 1, 2004. The difference of $17 million is our investment in the Trust, which is included in “Investments in affiliates” on our consolidated balance sheet. The related dividend payment of approximately $32 million for 2004 is required to be classified as interest expense effective January 1, 2004. We adopted FIN 46R prospectively and, therefore, did not restate prior periods. The adoption of FIN 46R had no effect on our net loss, loss per diluted share or the financial covenants under our senior notes indentures.

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

Overview

Structure and Business

We own 107 full-service luxury and upper-upscale hotel properties and, as of February 28, 2005, HMC was the largest hotel REIT in the National Association of Real Estate Investment Trust’s composite index. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. HMC operates as a self-managed and self-administered REIT, which means that we are managed by a board of directors and executive officers. We conduct our operations through Host LP and its subsidiaries, which hold substantially all of our assets. HMC is the sole general partner of Host LP and owns approximately 94% of the partnership interests.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott®, Ritz-Carlton®, Hyatt®, Four Seasons®, Fairmont®, Hilton® and Westin®. Approximately 85% of our hotels (as measured by sales) are managed by Marriott International or its affiliates and branded under the Marriott or Ritz-Carlton brand names. The majority of our properties are located in central business districts of major cities, near airports and in resort/conference locations. The target profile for our portfolio includes luxury and upper-upscale full-service properties in urban and resort/conference locations which benefit from significant barriers to entry by competitors. Though hotels meeting this target profile will still be subject to competitive pressures, we believe this will allow us to maintain room rate and occupancy premiums over our competitors. We also seek to maximize the value of our portfolio through aggressive asset management, by assisting the managers of our hotels in maximizing property operations and by completing strategic capital improvements. The majority of our customers fall into three broad groups: transient business, group business, and contract business (approximately 54%, 43% and 3%, respectively, of our business in 2004). Our transient business, which includes the individual corporate and leisure traveler, is generally accommodated at a premium rate when compared to other customer types. Group business includes hotel bookings related to conferences and events. The remainder of our customer base results from contracts for a specified number of rooms over a fixed period.

Our hotels are operated by third-party managers under long-term agreements under which they earn base and incentive management fees related to revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to operate the property including purchasing inventory and paying wages, utilities, property taxes and other expenses. We generally receive a cash distribution, which reflects hotel-level sales less property-level operating expenses (excluding depreciation), from our hotel managers each four week or monthly accounting period, depending on the manager.

Hotel revenue is approximately 97% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

% of 2004 Revenues
• Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and premium versus discount business) is the key driver of room rates.	59%

• Food and beverage revenue. Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the restaurant outlets).	31%

• Other revenue. Occupancy, the nature of the property (i.e., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, telephone, entertainment and other guest services.	7%

Hotel operating expenses are approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2004 Operating Costs and Expenses
• Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	17%

• Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions are generally more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	26%

• Hotel departmental expense. These expenses include labor and other costs associated with the other ancillary revenues such as parking, golf courses, spas, telephones, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	30%

• Management fees. Base management fees are computed as a percentage of gross revenue as set forth in our management contracts. Incentive management fees are generally paid when operating profits exceed threshold levels established in our management agreements.	4%

• Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change in tandem with changes in revenues at our hotels.	9%

• Depreciation and amortization expense. This is a non-cash expense which is relatively inflexible and changes primarily based on the acquisition and disposition of hotel properties and the level of post-acquisition capital expenditures.	11%

Key Performance Indicators

We have several key indicators that we use to evaluate the performance of our business. Revenue per available room, or RevPAR, is a commonly used measure within the hotel industry to evaluate hotel operations.

RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to evaluate the results of individual hotels between periods and our comparable hotels. See “Comparable Hotel Operating Statistics” for further discussion of what we consider to be our comparable hotels.

RevPAR changes driven predominately by occupancy have different implications on overall revenue levels as well as incremental operating profit than do changes driven predominately by average room rate. For example, increases in occupancy at a hotel would lead to increases in rooms revenues and ancillary revenues, such as food and beverage, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in these additional room-related costs. For this reason, while operating profit typically increases when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability.

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property’s RevPAR in relation to the RevPAR for that property’s competitive set. We use the measure as an indicator of a property’s market share. For example, a RevPAR penetration index of 100 would indicate that a hotel’s RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is underperforming its competitive set. One critical component in this calculation is the determination of a hotel’s competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. For example, a hotel located near a convention center might have a competitive set that includes other hotels located in close proximity to the convention center. In addition, a luxury hotel might include other luxury or upper-upscale hotels in its competitive set but not economy hotels. Competitive set determinations are highly subjective, however, and our methodology for determining a hotel’s competitive set may differ materially from those used by other owners and/or managers.

We assess profitability by measuring changes in our operating margins, which are operating profit as a percentage of total revenues. Another key profitability indicator we use is hotel adjusted operating profit which is a non-GAAP measure, and which is used to evaluate the profitability of our comparable hotels. Hotel adjusted operating profit measures property-level results before funding furniture, fixtures and equipment reserves and debt service and is a supplemental measure of individual property-level profitability. The comparable hotel adjusted operating profit that we discuss is an aggregation of the adjusted operating profit for each of our comparable hotels. See “Non-GAAP Financial Measures—Comparable Hotel Operating Results” for further discussion. We also use, among other things, FFO per diluted share as a supplemental measure of company-wide profitability. See “Non-GAAP Financial Measures—FFO per Diluted Share” for further discussion. Each of the non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and earnings per share.

Outlook

For 2004, RevPAR increased approximately 7.3% at our comparable hotels as compared to 2003. We believe that lodging demand will continue to grow in 2005 and, in particular, as corporate group and corporate transient business strengthen, we believe that RevPAR at our hotels will continue to increase. Improvements in RevPAR for the first half of 2004 were primarily driven by increases in occupancy at our hotels. In the second half of 2004, increases in RevPAR were attributable to increases in both occupancy and average room rates. We expect that demand will continue to grow and allow for additional growth in average room rates in 2005. This is a result of a number of positive trends such as strong U.S. GDP growth, low supply growth of new hotels, a continued increase in corporate transient demand and a solid group booking pace. Historically, we have seen that lodging demand in the United States correlates to GDP growth, with typically a one to two quarter lag period, especially within the luxury and upper-upscale sectors of the lodging industry. Therefore, given the relatively strong U.S. GDP growth in 2004 and the GDP forecasts for 2005, we are optimistic about improvements in lodging demand in 2005. As a result of these trends, we expect our comparable hotel RevPAR to increase approximately 6.5% to 8.5% for 2005.

In addition to the favorable demand trends forecast to affect the lodging industry in general, we believe we will be able to capitalize on the low supply growth trends that have existed during the past few years. Supply growth in the lodging industry and the geographic markets in which we operate may be influenced by a number of factors, including growth of the economy, interest rates, local considerations and the relatively long lead time required to build urban and resort/conference hotels. We believe that the low construction levels over the past few years, together with low expectations for additional supply growth over the next few years, will lead to an imbalance between supply and growing demand that will allow for improved RevPAR performance at our hotels.

In terms of profitability measures, operating margins were relatively unchanged for the first half of 2004. However, operating margins increased in the second half of 2004, as the average room rate increases at our hotels began to exceed the rate of inflation for the first time since 2000, resulting in an overall increase for the full year for our comparable hotels. Operating margins continue to be affected by certain of our costs, primarily wages, benefits, utilities and sales and marketing, which increased at a rate greater than inflation. We expect these costs to continue to increase at a rate greater than inflation in the near term. As noted above, approximately 31% of our revenues are from food and beverage operations. During 2004, food and beverage revenue growth at our comparable hotels was 5.7%. As the economy continues to expand in 2005, we expect to see an increase in our catering revenues, which should improve our food and beverage operating margins.

We also may see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. As noted below, over the past year we have been acquiring upper-upscale and luxury properties in urban and resort/conference locations, where further large-scale lodging development is limited, and selling assets in suburban, secondary and tertiary markets. The assets we have been acquiring have higher RevPAR, higher operating margins and, we believe, higher growth potential than those we have sold. Over time, this should contribute to improvements in overall RevPAR and operating margins.

During 2004, the average RevPAR penetration index for our comparable hotels modestly declined, but it remains at a premium in relation to our competitive set. This follows a similar decline in our average RevPAR penetration index for our comparable hotels in 2003. Market share at our urban and airport hotels increased slightly in 2004, reversing the prior year trend as a result of the increase in business travel, however, market share continued to decline at our suburban properties and our larger convention hotels. We believe that this decline in market share over the past two years occurred because:

•	our hotels generally have a higher percentage of their revenues generated by corporate group and corporate transient customers than their competitors and that business in the upper-upscale and luxury segment did not begin to significantly increase until the second half of 2004;

•	certain of our properties overcommitted to lower-rated group business late in 2003, which has resulted in those properties being unable to take advantage of higher-rated transient business as travel increased in 2004;

•	we have a significant number of large hotels in our portfolio, including nine convention hotels with greater than 1,000 rooms, which require longer periods of time to rebuild their customer base; and

•	new supply in several of our markets affected our hotels.

As lodging demand continues to grow and, in particular, as corporate group and corporate transient business strengthens, we believe that our hotels may regain the majority of the market share lost in 2003 and 2004.

While we believe the combination of improved demand trends and low supply growth trends in the lodging industry creates the possibility for improvements in our business in 2005, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue. The trends discussed above may not occur for any number of reasons, including:

•	slower than anticipated growth in the economy, business investment and employment and changes in travel patterns; and

•	the continued threat of additional terrorist attacks, high oil prices, airline strikes and other factors that may have an adverse impact on travel and lodging demand.

All of the above, as well as the risks set forth in the section “Forward-Looking Statements” may result in lower revenues or higher operating costs and declining operating margins.

Management’s Priorities

Based on forecasted operating conditions, our key management priorities over the next several years include the following:

•	to work with our managers to increase revenues and minimize operating costs;

•	to invest capital in our existing portfolio to maintain our assets and pursue repositioning/ROI opportunities. Potential investments at our hotels could include increasing the number of rooms, building a spa, fitness facility, convention or meeting space or upgrading the infrastructure, such as energy efficient heating and cooling systems;

•	to invest in opportunities to enhance the value of existing assets by converting underutilized space to alternate uses such as timeshare or condominium units;

•	to acquire upper-upscale and luxury hotels in unique locations, including hotels in urban and resort/conference locations;

•	to use the proceeds from the sale of non-core hotels to acquire properties more closely aligned with our target profile or to repay debt; and

•	to reduce our leverage, over time, to achieve an EBITDA-to-interest coverage ratio of 3.0x or greater under our senior notes indenture and seek to maintain a balanced maturity schedule with an average maturity of no less than five years.

In furtherance of these objectives, we acquired three hotels in 2004 valued at approximately $502 million (the Fairmont Kea Lani Maui, the Embassy Suites Chicago Downtown-Lakefront and the Scottsdale Marriott at McDowell Mountains). We sold nine non-core properties in 2004 for $254 million and another four properties in January 2005 for $128 million. We also committed to sell by March 2005, subject to several closing conditions, 85% of our interest in the CBM Joint Venture, which owns 120 Courtyard by Marriott properties.

Additionally, we raised $1.2 billion through financing activities in 2004, using those funds along with funds raised through asset dispositions to acquire properties and to repay or refinance $1.1 billion in senior notes and $116 million in mortgage debt, all of which improved our interest coverage ratio and our overall leverage ratio.

Similarly, in 2004 we spent approximately $44 million on repositioning and ROI projects, including commencing a $60 million renovation and repositioning of our Newport Beach Marriott hotel. As part of this project, we have negotiated to sell land which currently houses a tennis facility at this property to a high-end condominium developer. In 2005, we committed to invest approximately $60 million for the development of a 105,000 square-foot exhibit hall at the Orlando World Center Marriott Resort and Convention Center, or the Orlando Marriott World Center. We expect to spend $200 million to $400 million on such investments in the next several years. By contrast, we had limited our expenditures on such development projects in 2002 and 2003 based on our assessment of the relatively weak operating environment and to preserve capital.

For further detail on each of the above transactions, see the discussion in “Liquidity and Capital Resources.” We believe we successfully executed on a number of these management priorities in 2004 based on the positive trends in the hotel industry noted above, as well as improving conditions in the financial markets. There can be no assurances, however, that these trends will continue in 2005 or that we will be able to continue to execute on all, or any, of these priorities in 2005 or over the next several years.

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2004	2003	% Change 2003 to 2004		2002	% Change 2002 to 2003
Revenues
Total hotel sales	$3,533	$3,176	11.2%		$3,244	(2.1)%

Operating costs and expenses:
Property-level expenses (1)	3,166	2,929	8.1		2,882	1.6
Corporate and other expenses	67	60	11.7		46	30.4
Operating profit	407	299	35.7		417	(28.3)

Interest expense	483	488	(1.0)		458	6.6
Loss from continuing operations	(64)	(239)	73.2		(73)	(227.4)
Net income (loss)	—	14	(100.0)		(16)	187.5

Comparable hotel operating statistics:
Comparable hotel RevPAR	$107.66	$100.35	7.3%		N/A	(4.2)%
Comparable average room rate	$149.64	$145.42	2.9%		N/A	(1.9)%
Comparable average occupancy	71.9%	69.0%	2.9	pts.	N/A	(1.6	)pts.

(1)	Amount represents operating costs and expenses per our statements of operations less corporate and other expenses.
(2)	Comparable hotel operating statistics for 2004 and 2003 are based on the 103 hotels we define as comparable as of December 31, 2004. The percent change from 2002 to 2003 is based on the 107 hotels we define as comparable as of December 31, 2003. See “Comparable Hotel Operating Statistics” for further details.

2004 Compared to 2003

Hotel Sales Overview. Hotel sales increased $357 million, or 11.2%, to $3.5 billion for 2004 as compared to $3.2 billion for 2003. Hotel sales for 2004 include approximately $59 million of sales for the three hotels acquired in 2004 and exclude sales for the properties we have sold or classified as held for sale as of December 31, 2004 for all periods presented, which have been reclassified to discontinued operations. See “Discontinued Operations” below. Comparable hotel sales increased 6.4%, or $203 million, to $3.4 billion. The growth in revenues reflects the increase in comparable RevPAR of 7.3% for 2004, as a result of strong increases in occupancy of 2.9 percentage points, as well as an increase in average room rate of 2.9%. Food and beverage revenues for our comparable hotels increased 5.7%, primarily due to an increase in catering revenues and the overall increase in occupancy.

We discuss operating results for our full-service hotels on a comparable basis, which is properties that we have owned throughout the entire year, while eliminating the results of properties acquired or sold, or that incurred significant property damage or large scale capital improvements during these periods. As of December 31, 2004, 103 of our full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering the mix of business (i.e. transient or group), property type (i.e. urban, suburban, resort/conference or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications.

Comparable Hotel Sales by Customer Mix.    The majority of our customers fall into two broad groups: transient and group travelers. Continuing a trend we noted in the first three quarters of 2004, the business mix of our portfolio is showing a shift in transient room nights, from lower-rated discount business to higher-rated corporate and premium business.

For 2004, total transient room revenue for our comparable Marriott and Ritz-Carlton hotels was up 6.8% compared to last year, as premium and corporate occupancy increased to 29.3% of total transient demand, up from 25.8% last year, while our average transient room rate increased by 5.4%. This indicates that our hotel managers are having greater success in reducing the number of rooms sold at discounted rates as a result of improving transient demand. We believe the upward trend in occupancy and average room rate should continue as a result of increased corporate and premium business in the fourth quarter.

For 2004, total group room revenue for our comparable Marriott and Ritz-Carlton hotels was up 8.2% compared to last year, primarily due to an increase in occupancy of approximately 7.5%, while our average group room rate was up slightly, or 0.7%. This increase reflects the increased business travel and the steady growth in the economy. Additionally, our managers improved overall occupancy by accepting greater numbers of advance room reservations for groups, which resulted in fewer rooms available for transient business. We expect this trend to reverse in 2005.

Comparable Hotel Sales by Property Type.    For full year 2004, revenues increased consistently across all of our hotel property types. Comparable hotel RevPAR increased 6.8%, 6.4%, 7.0% and 12.0% for urban, suburban, resort/conference and airport properties, respectively. The largest increases were for our airport hotels, which reflects a significant increase in business travel in 2004 compared with the significantly depressed levels of 2002 and 2003.

The performance of our portfolio is significantly affected by the size of our hotels, including our large convention hotels, the majority of which are included in urban properties. Convention hotels have historically outperformed in the early stages of an industry downturn; however, they also lag the industry in performance in the early stages of recovery. This is due to the longer booking lead-time for large group business and the level of transient demand required for the greater capacity of rooms. As with other recoveries, we expect that these hotels will ultimately outperform and their performance will stay relatively strong for a longer period of time.

Comparable Hotel Sales by Geographic Region.    During 2004, we experienced RevPAR gains in most regions. Full year 2004 comparable hotel RevPAR in our New England region improved 11.0% over the prior year. The region benefited from the Democratic National Convention during the third quarter and was led by the Boston Hyatt, which was converted from the Swissôtel brand in late 2003, where RevPAR improved by 25.6% for the year.

Comparable hotel RevPAR increased 9.2% for our DC Metro region due primarily to a 5.2% increase in average room rates in 2004. Growth was slowed during the year by rooms renovations at four of our hotels in the region. We expect that the region will experience strong RevPAR growth in 2005 due to the Presidential inauguration, the overall strength of the market and the negative effect of the rooms renovations in 2004.

For our Atlanta region, comparable hotel RevPAR grew by 6.0%. The improvement was led by The Grand Hyatt, Atlanta, The Four Seasons, Atlanta and The Ritz-Carlton, Atlanta, where RevPAR increased 9.7%, 10.9% and 9.9%, respectively.

Our Pacific region, which had lagged behind the portfolio as a whole during 2002 and 2003, continued to improve as comparable hotel RevPAR increased 8.0%, with significant increases in occupancy. The primary reason this region had been underperforming over the past three years was due to the decline in travel related to the area’s technology companies, particularly in the San Francisco Bay area. The improvement in the Pacific region in 2004 reflects an increase in comparable hotel RevPAR at our San Francisco market hotels of 14.5%.

The results for the Pacific region also reflect a 6.5% increase in comparable hotel RevPAR at our properties in the Los Angeles market. Overall, we expect the Pacific region to continue to exhibit improving performance in 2005.

Comparable hotel RevPAR in our Mid-Atlantic region improved 10.7% over the prior year. Our New York City properties benefited from the Republican National Convention in the third quarter and strong demand in the fourth quarter.

For 2004, comparable hotel RevPAR in the Florida region improved 7.1% over 2003. During August and September, four hurricanes caused significant damage in Florida. Our 12 properties in the region and the New Orleans Marriott experienced varying levels of property damage and business interruption. During 2004, we recorded $3 million of non-recoverable losses. We believe that the hurricanes could have a modest impact on business next year, as planners of group business may elect to book business in other markets during the hurricane season.

RevPAR in other regions was relatively unchanged from 2003. RevPAR declined 0.9% in our South Central region, while RevPAR in our North Central and Mountain regions experienced comparable RevPAR increases of 2.2% and 2.7%, respectively.

Comparable hotel RevPAR for our international properties increased 17.5% for 2004. Our four Canadian properties, three of which are in Toronto, experienced increases in RevPAR of 24.5%, as the region has recovered from the SARs related travel restrictions in 2003 and the effect of the favorable appreciation of the Canadian dollar compared to the U.S. dollar.

Rental Income.    Our rental income represents lease income from our 71 limited-service hotels and three office property leases, as well as lease income from one full-service hotel. In 2003, operations at the leased limited-service hotel properties suffered because a significant portion of these properties underwent renovations to enable them to compete with newer hotels and the weak economic conditions in their markets. While several leased properties were still under renovation in 2004, the properties that underwent renovations in 2003 performed substantially better. This was the primary reason for the increase in total rental income of $6 million to $106 million during 2004.

Operating Costs and Expenses.    Operating costs and expenses increased $244 million, or 8.2%, to $3.2 billion. The operating costs and expenses include the costs of three properties acquired in 2004, totaling approximately $48 million, and exclude the costs for properties we sold or that are classified as held for sale, the results of which are included in discontinued operations. Property-level expenses, which account for 98% of our total operating costs and expenses, increased $237 million, or 8.1%, to approximately $3.2 billion. Comparable hotel expenses increased $127 million, or 5.1%, to $2.6 billion. The increase in operating costs and expenses is due to additional costs associated with an increase in occupancy at our hotels and an increase in wage, benefit, utility and sales and marketing costs, all of which we believe will continue to increase at a rate greater than inflation.

Operating costs and expenses also include base and incentive management fees, which are earned based on the operating performance of our individual hotels. Due to the difficult operating environment over the past three years, less than half of our hotels reached the necessary thresholds in 2004 that would require us to incur incentive management fees to our managers. In 2004 and 2003, incentive management fees totaled $38 million and $36 million, respectively. We expect the number of hotels reaching these thresholds and the incentive fees earned to further increase in 2005.

Corporate and Other Expenses.    Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, corporate insurance, audit fees, building rent and system costs. During 2004, the $7 million increase is primarily due to an increase in stock compensation expense, as a result of the significant appreciation in our stock price since December 31, 2003 and an increase in the number of shares that may be issued that are subject to performance criteria established by the Compensation Policy Committee of the Board of Directors.

Interest Expense.    During 2004, interest expense decreased $5 million. Interest expense for 2004 includes $32 million of interest which was previously classified as dividends on Convertible Preferred Securities (see Note 4 to the consolidated financial statements). Interest expense also includes $55 million and $31 million of call premiums and accelerated deferred financing costs and original issue discounts that were associated with debt prepayments made in 2004 and 2003, respectively. After excluding these items, interest expense decreased approximately $60 million due to the significant amount of debt repayments and refinancings that have occurred in 2003 and 2004. See “Liquidity and Capital Resources—Cash Requirements—Debt Repayments and Refinancings.”

Net Gains on Property Transactions.    Net gains on property transactions are due primarily to the recognition of deferred gains. In 1994, we sold a portfolio of Fairfield Inns by Marriott and received a note receivable in partial payment. Subsequently, we recorded a loss on the note due to a decline in the operations of the hotels. During 2004, the owner filed for bankruptcy and several properties were sold. We recognized a previously deferred gain of approximately $12 million based on the amount of the proceeds we received.

Loss on Foreign Currency and Derivative Contracts.    During 2004, the loss on foreign currency and derivative contracts is primarily due to the approximate $7 million loss from the foreign currency exchange contracts related to mortgage debt that was secured by three of our Canadian hotels for the majority of 2004 as the U.S. dollar continued to decline in relation to the Canadian dollar. These contracts were deemed ineffective for hedge accounting purposes in 2003, which resulted in an $18 million loss at that time. See “Liquidity and Capital Resources—Debt and Effect of Financial Covenants—Mortgage Debt Covenants” for further discussion.

Minority Interest Expense.    Minority interest expense consists of our minority partners’ share of the income or loss in consolidated hotel partnerships and the approximate 6% ownership in Host LP.

Equity in Earnings (Losses) of Affiliates.    Equity in earnings (losses) of affiliates consists of our portion of the earnings (losses) of two partnerships in which we own non-controlling interests. The decrease in the loss can be attributed to a decrease in the net loss of CBM Joint Venture LLC in 2004 and an increase in the income from our investment in Tiburon Golf Ventures, L.P. See “Investments in Affiliates” for a discussion of these partnerships.

Discontinued Operations.    Discontinued operations consist of nine hotels sold in 2004, eight hotels sold in 2003, one hotel sold in 2002, the gain on the disposition and business interruption proceeds for the New York Marriott World Trade Center hotel in 2003 and 2002 and four properties classified as held for sale as of December 31, 2004, all of which were sold in January 2005. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS 144, the results of operations for these properties in the current year and prior periods are reflected in discontinued operations.

For 2004, the nine hotels sold generated net proceeds of approximately $246 million with a net gain on disposition of approximately $52 million. Our revenues for the 21 properties sold in 2003 and 2004 or classified as held for sale at December 31, 2004 and the final disposition of insurance proceeds for the New York Marriott World Trade Center hotel were $133 million for 2004 and $442 million for 2003. Income before taxes for the same periods was $12 million and $191 million, respectively.

2003 Compared to 2002

Hotel Sales.    Hotel sales declined $68 million, or 2.0%, to approximately $3.2 billion. Hotel sales for 2003 include approximately $10 million for one hotel acquired in 2003 and exclude sales for the properties we have sold in 2004 and 2003 or classified as held for sale in 2004, which have been reclassified to discontinued

operations. See “Discontinued Operations” below. We discuss operating results for our hotels on a comparable basis, and as of December 31, 2003, 112 of our 117 full-service hotels owned on that date were classified as comparable for 2003 and 2002. For 2003, our comparable hotel RevPAR of $96.85 was down 4.2% from 2002, reflecting a decline in average room rate of 1.9% and a decrease in occupancy of 1.6 percentage points, primarily due to reduced transient demand for both business and leisure travel. Beginning in the fourth quarter, demand began to improve relative to the first three quarters of 2003, with less than one-half a percent decrease in room rate and a slight decrease in occupancy over the fourth quarter of 2002. Comparable hotel RevPAR by property type decreased 4.3%, 4.5%, 3.5% and 3.9% for urban, suburban, resort/conference and airport properties, respectively.

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

The relative improvement of these regions was offset by the overall decline in comparable hotel RevPAR in most of our other regions. In particular, our New England and South Central regions had significant declines in comparable hotel RevPAR of 15.1% and 5.8%, respectively, for the year and 14.4% and 5.7%, respectively, for the fourth quarter. The comparable hotel results in the South Central region were primarily affected by our hotels in San Antonio where full year occupancy was down 3.4 percentage points and average room rate declined 3.6%.

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

Corporate and Other Expenses.    The increase in corporate and other expenses is primarily due to increases in corporate insurance and the appreciation of Host Marriott’s stock price, which affects the employee stock-based compensation expense.

Interest Expense.    Interest expense increased 6.6% over 2002 as a result of the payment of aggregate call premiums of $25 million and the acceleration of deferred financing fees of $6 million associated with the prepayment of our senior notes and various mortgages during 2003.

Loss on Foreign Currency and Derivative Contracts.    The loss on foreign currency and derivative contracts is due primarily to the approximate $18 million loss from the forward currency exchange contracts for our four Canadian hotels being deemed ineffective for hedge accounting purposes. See “Liquidity and Capital Resources—Debt and Effect of Financial Covenants—Mortgage Debt Covenants” for further discussion.

Minority Interest Expense.    Minority interest expense consists of our minority partners’ share of the income or loss in consolidated hotel partnerships and the approximate 7% ownership interest in Host LP. The decrease in minority interest expense is due to the decline in our operations discussed above.

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

Discontinued Operations.    Discontinued operations consist of nine hotels sold in 2004, eight hotels sold in 2003, one hotel sold in 2002, the gain on the disposition and business interruption proceeds for the New York Marriott World Trade Center hotel in 2003 and 2002 and four properties classified as held for sale as of December 31, 2004. For 2003, the eight hotels sold generated net proceeds of approximately $184 million with a net gain on disposition of approximately $9 million. Discontinued operations for 2003 also includes a $56 million gain on the disposition of World Trade Center hotel. For 2003 and 2002, our revenues for all properties included in discontinued operations were $442 million and $334 million, respectively, and our income before taxes was $191 million and $45 million, respectively.

On December 3, 2003, we announced the settlement of the outstanding matters relating to the terrorist attacks of September 11, 2001 affecting the New York Marriott World Trade Center and Financial Center hotels with the hotels’ insurer, Marriott International and the Port Authority of New York and New Jersey. As a result of these settlements, we received net insurance proceeds of approximately $372 million. As a result of this settlement, we recorded a one-time gain of approximately $212 million, which is comprised of approximately $156 million in post-2003 business interruption proceeds and approximately $56 million from the disposition of the New York Marriott World Trade Center hotel. The gain on disposition and the 2003 and 2002 business interruption income, net of expenses, related to the hotel has been reclassified to discontinued operations. The business interruption proceeds received, net of expenses, for the New York Marriott Financial Center hotel are included in rooms revenue from continuing operations.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the reporting periods being compared, and (ii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. Of the 111 full-service hotels that we owned on December 31, 2004, 103 have been classified as comparable hotels for 2004 versus 2003 comparisons. The operating results of the following eight hotels that we owned as of December 31, 2004 are excluded from comparable hotel results for these periods:

•	The JW Marriott, Washington, D.C. (consolidated in our financial statements beginning in the second quarter of 2003);

•	The Hyatt Regency Maui Resort and Spa (acquired in November 2003);

•	The Memphis Marriott (construction of a 200-room expansion started in 2003 and completed in 2004);

•	The Embassy Suites Chicago Downtown-Lakefront Hotel (acquired in April 2004);

•	The Fairmont Kea Lani Maui (acquired in July 2004);

•	The Newport Beach Marriott Hotel (major renovation started in July 2004);

•	Mountain Shadows Resort Hotel (temporarily closed in September 2004); and

•	Scottsdale Marriott at McDowell Mountains (acquired in September 2004).

In addition, the operating results of the 17 hotels we disposed of in 2004 and 2003 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific—California, Hawaii, Oregon and Washington;

•	Mountain—Arizona and Colorado;

•	North Central—Illinois, Indiana, Michigan, Minnesota, Missouri and Ohio;

•	South Central—Louisiana, Tennessee and Texas;

•	New England—Connecticut, Massachusetts and New Hampshire;

•	Mid-Atlantic—Pennsylvania, New Jersey and New York;

•	DC Metro—Maryland, Virginia and Washington, D.C.;

•	Atlanta—Georgia and North Carolina;

•	Florida—Florida; and

•	International—Canada and Mexico.

Property types consist of the following:

•	Urban—Hotels located in central business districts of major cities. This includes most of our large convention center properties, suburban markets or edge cities located outside the urban core in larger metropolitan areas;

•	Suburban—Hotels located in office parks or smaller secondary markets;

•	Resort/conference—Hotels in tourist locations such as Florida, Hawaii and Southern California; and

•	Airport—Hotels located at or near airports.

The following table sets forth performance information for our comparable full-service hotels by geographic region and property type as of December 31, 2004 and 2003:

	Comparable by Region

	As of December 31, 2004		Year ended December 31, 2004			Year ended December 31, 2003			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR
Pacific	20	10,720	$148.93	73.3%	$109.10	$148.71	67.9%	$101.03	8.0%
Florida	12	7,337	163.16	71.5	116.69	158.40	68.8	109.00	7.1
Mid-Atlantic	10	6,720	189.17	78.3	148.19	180.11	74.3	133.85	10.7
Atlanta	13	5,940	143.30	67.1	96.15	138.16	65.6	90.67	6.0
North Central	13	4,923	123.93	67.8	84.06	123.52	66.6	82.28	2.2
South Central	7	4,816	131.73	75.1	98.87	131.46	75.9	99.79	(0.9)
DC Metro	10	3,890	155.75	73.4	114.29	148.07	70.7	104.65	9.2
New England	7	3,413	146.12	73.0	106.72	142.32	67.5	96.11	11.0
Mountain	6	2,351	102.34	59.7	61.10	97.56	61.0	59.52	2.7
International	5	1,953	122.86	72.3	88.87	114.67	66.0	75.64	17.5

All Regions	103	52,063	149.64	71.9	107.66	145.42	69.0	100.35	7.3

	Comparable by Property Type

	As of December 31, 2004		Year ended December 31, 2004			Year ended December 31, 2003			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR
Urban	40	25,068	$165.67	74.4%	$123.21	$159.79	72.2%	$115.40	6.8%
Suburban	38	14,081	121.44	67.2	81.63	117.25	65.4	76.72	6.4
Airport	16	7,332	113.12	74.6	84.37	111.66	67.5	75.36	12.0
Resort/ Conference	9	5,582	192.56	69.6	133.99	190.79	65.7	125.26	7.0

All Types	103	52,063	149.64	71.9	107.66	145.42	69.0	100.35	7.3

The following statistics are for all of our full-service properties as of December 31, 2004 and 2003, respectively, and the results of operations for nine hotels sold in 2004 and eight hotels sold in 2003 prior to their disposition.

	All Full-Service Properties Year ended
	December 31, 2004	December 31, 2003

Average Room Rate	$152.03	$141.93
Average Occupancy	72.0%	69.1%
RevPAR	$109.51	$98.01

Liquidity and Capital Resources

Cash Requirements

HMC is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT. Funds used by HMC to make these distributions are provided from Host LP. Because we are required to distribute almost all of our taxable income, we depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances.    As of December 31, 2004, we had $347 million of cash and cash equivalents, which was a decrease of $417 million from December 31, 2003. The decrease is primarily attributable to significant debt prepayments and acquisitions in 2004. For a further discussion, see “Sources and Uses of Cash” below. In the third quarter of 2004, we amended and restated our credit facility, which now provides aggregate revolving loan commitments of $575 million, an increase of $275 million. We have no amounts outstanding under the credit facility. Due to the volatile operating environment in 2002 and 2003, our cash balances have been in excess of the $100 million to $150 million which we had historically maintained. With the added flexibility and capacity of our new credit facility and the continuing growth of the economy, we expect to lower our cash balances to previous levels over the next several quarters.

As of December 31, 2004, we also had an additional $154 million of cash which was restricted as a result of lender requirements (including reserves for debt service, real estate taxes, insurance, as well as cash collateral and excess cash flow deposits). The restricted cash balance includes $37 million which is held in escrow in accordance with debt covenant requirements where cash flows after debt service from certain properties did not meet certain required minimum levels (see “Financial Condition—Mortgage Debt” below). The restricted cash balances do not have a significant effect on our liquidity.

Debt Repayments and Refinancings.    With the proceeds from asset sales and the insurance proceeds received for the New York Marriott World Trade Center hotel, we repaid or redeemed a total of approximately $400 million of debt in 2004. We also made $61 million of scheduled principal payments. In addition, we refinanced approximately $830 million of our debt in 2004. The combined effect of these transactions lowered our average interest rate by approximately 65 basis points. As a result of the repayments and refinancings completed during both 2003 and 2004, our annual interest expense obligations, excluding the effect of call premiums and accelerated deferred financing costs, have declined approximately $80 million based on interest rates as of December 31, 2004. We have no significant debt maturities prior to February 2006, though principal amortization will total approximately $66 million in 2005. We believe we have sufficient cash to deal with our near-term debt maturities, as well as any unanticipated decline in the cash flow from our business.

Reducing our leverage and future interest payments through debt repayments and refinancings remains a key management priority. In November 2003, Host Marriott’s Board of Directors authorized us to purchase or retire up to $600 million of our senior notes with proceeds from additional asset sales ($317 million of which remains available under this authorization). Senior notes redeemed in connection with a refinancing transaction do not affect the availability under this authorization. As a result, we may continue to redeem or refinance additional senior notes, our Convertible Preferred Securities (QUIPs) debt and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes and QUIPs debt for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined herein, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. During 2004, we incurred interest expense resulting from the payment of call premiums of approximately $40 million and the acceleration of deferred financing costs and original issue discounts totaling approximately $14 million.

Capital Expenditures.    Typically, our renewal and replacement capital expenditures range from $200 million to $250 million on an annual basis. Based on the improved economy in 2004, we have increased spending compared to 2003, where we had reduced our capital expenditures based on our assessment of the operating environment, including delaying certain projects due to the start of the war in Iraq, and to preserve capital. For 2004, renewal and replacement capital expenditures totaled approximately $206 million. During 2003, our capital expenditures were focused on property maintenance and improvements designed to maintain appropriate levels of quality. We spent approximately $181 million on renewal and replacement capital expenditures in 2003. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded annually with approximately 5% of property revenues) and by our available cash.

During 2004, we also spent approximately $44 million on repositioning/ROI projects. These projects have historically generated strong returns and over the next several years we expect to spend $200 million to $400 million on such investments. Repositioning /ROI projects include substantial repositionings or expanding room, ballroom, meeting, conference and exhibit hall facilities (often through the conversion of underutilized space), constructing or expanding spa facilities and installing energy management systems. In addition, we will continue to seek opportunities to enhance the value of our portfolio by identifying and executing strategies that capitalize on alternate uses of our assets, such as the development of timeshare or condominium units on excess land or the conversion of existing rooms to timeshare or condominium units such as the previously discussed renovation and repositioning of the Newport Beach Marriott Hotel. The renovation is expected to cost approximately $60 million and will include the addition of a spa and 20 new luxury suites, redesigned guest rooms, a new restaurant concept and updated meeting space. We also recently announced a commitment to invest approximately $60 million for the development of an exhibit hall for the Marriott Orlando World Center hotel. In addition, we are pursuing the development of 120 timeshare units on a beachfront parking lot at the Hyatt Regency Maui Resort and Spa.

On September 3, 2004, we also converted the 590-room Denver Southeast Marriott to the Four Points by Sheraton Denver Southeast and are currently utilizing 475 rooms. We spent approximately $2 million in 2004 and expect to spend a total of $5 million for the conversion, which we believe will result in improved cash flows. We are also in the process of negotiating a contract to sell the Marriott Mountain Shadows Resort, which has been temporarily closed since September 2004. The sale of the hotel is contingent on, among other items, obtaining local government approval for the proposed redevelopment.

Acquisitions.    We remain interested in pursuing single asset and portfolio acquisitions and believe that there will be opportunities in the near term and over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties. An example of this strategy is the July 15, 2004 acquisition of the 450-suite Fairmont Kea Lani Maui, a luxury resort hotel located on 21 acres of Wailea’s Polo Beach, for $355 million. We also acquired the 270-suite Scottsdale Marriott at McDowell Mountains on September 22, 2004 for approximately $58 million, $34 million of which was funded through the assumption of the existing mortgage debt on the hotel and the 455-suite Chicago Embassy Suites Downtown-Lakefront for $89 million in May 2004. In addition, during 2004, we purchased a retail building adjacent to one of our hotels and the land under the JW Marriott Hotel at Lenox in Atlanta, which we previously leased, for a combined total of approximately $30 million.

We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from equity offerings of HMC, issuance of OP Units by Host LP, advances under our credit facility, our available cash and the incurrence or assumption of indebtedness. We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed. Additionally, the number of potential acquirers for individual hotel properties has increased due to the improvement of both the capital markets and the lodging industry and, as a result, the cost of acquiring properties has increased. We can provide no assurance that we will be able to find acquisition targets that provide a suitable return on investment.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate and other expenses and distributions to equity holders.

Cash Provided by Operations.    Our cash provided by operations decreased $10 million to $360 million for 2004 from $370 million for 2003. Cash from operations in 2003 included $156 million in business interruption proceeds related to the disposition of the New York Marriott World Trade Center hotel. Excluding this transaction, cash provided by operations increased approximately $146 million in 2004.

Cash Provided by or Used in Investing Activities.    Cash used in investing activities for 2004 was $501 million compared to $153 million for 2003. Activity for 2004 primarily included the acquisition of three hotel properties and other assets for total cash expenditures of approximately $503 million, the net proceeds of approximately $246 million from the sale of nine non-core properties, and capital expenditures at our properties of approximately $250 million.

In January of 2005, we also completed the disposition of four hotels for total proceeds of approximately $128 million. The net proceeds from these sales will be used to repay debt, fund acquisitions or repositioning/ROI projects, or for general corporate purposes. On December 30, 2004, we received approximately $47 million in payment of a note receivable from a minority partner in a consolidated partnership that owns two hotels. At the request of the minority partner, the partnership purchased preferred units of Vornado Realty Trust (the “Vornado Preferred Units), which we held as of December 31, 2004. As the Vornado Preferred Units are not publicly traded, we have recorded them in other assets at their cost basis in our consolidated balance sheet. On January 3, 2005, these securities were transferred to the minority partner in redemption of his partnership interest. We also paid approximately $14 million to a second partner for the remaining minority interests in the partnership. No gain or loss was recognized on this transaction.

On December 15, 2004, we executed a sale agreement with an affiliate of Sarofim Realty Advisors (“Sarofim”) and Marriott International, whereby Sarofim will acquire 85% of our interest in CBM Joint Venture for approximately $92 million. We and Marriott International each currently own a 50% interest in CBM Joint Venture, which owns 120 Courtyard by Marriott properties totaling approximately 17,500 rooms. As part of the transaction, CBM Joint Venture will be converted into a limited partnership and we will have the right to cause the partnership to redeem our remaining interest in the partnership under certain conditions between December 8, 2007 and December 8, 2009. Starting December 9, 2009, the partnership will have the right to redeem our remaining interest. The sale is expected to close by March 2005 and is subject to several closing conditions, including: no significant decrease in the net worth of CBM Joint Venture (but not considering a decrease in net worth due to changes in market conditions); the entering into by CBM Joint Venture of new management agreements and ground leases with Marriott International and its affiliates; Sarofim’s ability to complete the refinancing of certain secured debt and to obtain certain lender consents; and other customary closing conditions. There can be no assurances that the sale will be completed. There have been no cash distributions to us from CBM Joint Venture since 2001.

The following table summarizes significant investing activities that have been completed since the beginning of fiscal year 2003 (in millions):

Transaction Date		Description of Transaction	Sale (Investment) Price
Acquisitions
September	2004	Purchase of the 270-room Scottsdale Marriott at McDowell Mountains (1)	$(58)
July	2004	Purchase of the 450-suite Fairmont Kea Lani	(355)
May	2004	Purchase of the 455-room Embassy Suites Lakefront, Chicago	(89)
November	2003	Purchase of the 806-room Hyatt Regency Maui Resort and Spa	(321)
June	2003	Acquisition of the remaining interests in the JW Marriott in Washington, D.C.(2)	(98)

		Total acquisitions	$(921)

Dispositions
January	2005	Sale of Torrance Marriott	$62
January	2005	Sale of Hartford Marriott at Farmington, Tampa Westshore Marriott and Albuquerque Marriott	66
December	2004	Sale of the Bethesda Marriott	45
December	2004	Sale of the Salt Lake City Marriott	50
May	2004	Sale of the Dallas/Fort Worth Airport Marriott	59
January	2004	Sale of the Mexico City Airport Marriott	30
January	2004	Sale of the Atlanta Northwest Marriott, Detroit Romulus Marriott and the Detroit Southfield Marriott, Atlanta Marriott Norcross and the Fullerton Marriott	70
December	2003	Insurance recovery from the New York Marriott World Trade Center and New York Marriott Financial Center hotels	372
December	2003	Sale of the Williamsburg Marriott, Oklahoma City Marriott and the Plaza San Antonio Marriott	75
November	2003	Sale of the Jacksonville Marriott	17
July	2003	Sale of Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and Palm Beach Gardens Marriott	71
January	2003	Sale of Ontario Airport Marriott	26

		Total dispositions	$943

(1)	Investment price includes the assumption of $34 million of mortgage debt.
(2)	Investment price includes the assumption of $95 million of mortgage debt.

Cash Used in and Provided by Financing Activities.    Cash used in financing activities, net, was $276 million for 2004. Cash provided by financing activities, net, was $186 million for 2003. During 2004, approximately $1.2 billion of cash has been provided by financing activities through the issuance of equity and debt securities, while cash used in financing activities primarily consisted of debt prepayments of approximately $1.2 billion. See the table below for additional information. In connection with the redemptions of senior notes in 2004, we were required to pay premiums totaling approximately $40 million in exchange for the right to retire this debt in advance of its maturity. We also recorded interest expense of $14 million for the acceleration of the related deferred financing fees and original issue discounts for the prepayment of the senior notes. On August 3, 2004, we redeemed all 4.16 million shares of HMC’s 10% Class A preferred stock (and corresponding Class A preferred units of Host LP) for approximately $104 million with the proceeds from the issuance of 4 million shares of the 8 7/8% Class E preferred shares and available cash.

During December 2003, we announced the settlement of all outstanding matters related to the New York Marriott World Trade Center and Financial Center hotels with our insurer, Marriott International and the Port Authority of New York and New Jersey. As a result of this settlement, we received net proceeds of approximately $372 million, substantially all of which were used to repay debt. During the fourth quarter of 2003, we used the proceeds to repay the $65 million mortgage debt on the New York Marriott World Trade Center hotel and made a partial prepayment of $32 million of mortgage debt on our Canadian properties. The remainder of the proceeds was used in the first quarter of 2004 for a partial prepayment of $44 million of debt secured by mortgages on two Ritz-Carlton properties and to retire the remaining outstanding Series C senior notes of approximately $218 million (both of which are included in the totals for financing activities for 2004 noted above).

The following table summarizes significant debt and equity activity, except for the credit facility and derivative transactions completed since January 1, 2003 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt
December	2004	Partial prepayment of the 5.19% Canadian mortgage loan (1)	$(34)
September	2004	Assumed 6.08% mortgage on the Scottsdale Marriott at McDowell Mountains hotel	34
September	2004	Redemption of 7 7/8 Series B senior notes	(336)
August	2004	Proceeds from the issuance of 7% Series L senior notes	345
May	2004	Redemption of 7 7/8 Series B senior notes	(65)
April	2004	Redemption of 7 7/8 Series B senior notes	(494)
March	2004	Proceeds from the issuance of 3.25% Exchangeable Senior Debentures due 2024	484
January	2004	Payment of the 12.68% mortgage on the Mexico Airport Marriott	(11)
January	2004	Prepayment of the 8.58% mortgage on the Hanover Marriott	(27)
January	2004	Redemption of the remaining 8.45% Series C senior notes	(218)
January	2004	Partial prepayment of the 9% mortgage on The Ritz-Carlton, Naples and Buckhead	(44)
December	2003	Partial prepayment of the 4.19% Canadian mortgage loan (1)	(32)
December	2003	Retired $429 million of 7 7/8% Series A senior notes	(429)
December	2003	Retired $282 million of 8.45% Series C senior notes	(282)
December	2003	Payment of the 4.9% mortgage on the World Trade Center hotel	(65)
November	2003	Issuance of 7 1/8% Series K senior notes due in 2013	725
September	2003	Refinancing proceeds from the 4.5% mortgage on the JW Marriott, Washington, D.C. (2)	88
September	2003	Repayment of the 8.77% mortgage on the JW Marriott, Washington, D.C.	(95)
August	2003	Retired a portion of 7 7/8% Series A senior notes due in 2005	(71)
April	2003	Partial prepayment of the 4.07% Canadian mortgage loan (1)	(7)
March	2003	Retired a portion of 9.25% senior notes due in 2007	(8)
January	2003	Repayment of the 8.03% mortgage on The Ritz-Carlton, Naples Buckhead Loan	(17)
2004/2003		Principal amortization	(61)

		Net debt transactions	$(620)

Equity
August	2004	Redemption of 4.16 million shares of 10% Class A preferred shares	$(104)
May/June	2004	Proceeds from the issuance of approximately 4 million shares of 8 7/8% Class E preferred shares	98
June	2004	Proceeds from the issuance of 25 million shares of common stock at a price to the public of $12.12 per share	301
October	2003	Proceeds from the issuance of 23.5 million shares of common stock at a price to the public of $10.75 per share	250
August	2003	Proceeds from the issuance of 27.5 million shares of common stock at a price to the public of $9.25 per share	251

		Net equity transactions	$796

(1)	The Canadian mortgage has a floating interest rate based on LIBOR plus 275 basis points. The interest rates shown reflect the rate as of the date of the transactions.
(2)	The JW Marriott, Washington, D.C. has a floating interest rate based on LIBOR plus 210 basis points. The rate shown is the rate as of December 31, 2004.

Financial Condition

General

As of December 31, 2004, our total debt was $5.5 billion. The weighted average interest rate of our debt is approximately 7.1% and the current average maturity is 6.6 years. Additionally, approximately 86% of our debt has a fixed rate of interest as of December 31, 2004. In general, we seek to limit near term maturities and maintain an average maturity of no less than five years, although there can be no assurances that we will achieve this objective. We may also make exceptions to these objectives to take advantage of market conditions.

Senior Notes

General.    The following summary is a description of the material provisions of the indentures governing our various senior notes issues issued by the operating partnership, which we refer to collectively as the senior notes indenture. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of the operating partnership’s unsubordinated indebtedness and senior to all subordinated obligations of the operating partnership. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x by the operating partnership. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as interest on our Convertible Subordinated Debentures, call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. In addition, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to the transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting our ability to incur indebtedness and pay dividends include maintaining total indebtedness (excluding our Convertible Subordinated Debentures) of less than 65% of adjusted total assets (using undepreciated real estate values) and secured indebtedness of less than 45% of adjusted total assets. So long as the operating partnership maintains the required level of interest coverage and satisfies these and other conditions in the senior notes indenture, we may pay preferred or common dividends and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. Our senior notes indenture also imposes restrictions on customary matters, such as limitations on capital expenditures, acquisitions, investments, transactions with affiliates and the incurrence of liens.

Interest.    We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table below.

Exchangeable Senior Debentures.    On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures and received net proceeds of $484 million, net of underwriting fees and expenses and an original issue discount. These debentures were issued under our senior notes indenture, and are the only series of senior notes that are exchangeable into HMC common stock. The Exchangeable Senior Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2004. We can redeem for cash all, or part of, the Exchangeable Senior Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. Holders have the right to require us to repurchase the Exchangeable Senior Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. The Exchangeable Senior Debentures are exchangeable into shares of HMC’s common stock at a rate of 54.6448 shares for each $1,000 of principal amount of the debentures, or a total of approximately 27 million shares, which is equivalent to an initial exchange price of $18.30 per share our common stock. The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, or initially $21.89, for at least 20 of 30 trading days. The Exchangeable Senior Debentures and the common stock issuable upon exchange of the debentures have not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined. We have a shelf registration statement that is currently effective with respect to the resale of our common stock issuable upon exchange of the debentures.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to our senior notes, credit facility and Convertible Subordinated Debentures as of December 31, 2004 (in millions):

	Balance as of December 31, 2004	2005	2006	2007	2008	2009	Thereafter
7 7/8% Series B senior notes, due 8/1/2008	$304	$—	$—	$—	$305	$—	$—
8 3/8% Series E senior notes, due 2/15/2006	300	—	300	—	—	—	—
9 1/4% Series G senior notes, due 10/1/2007 (1)	243	—	—	242	—	—	—
9 1/2% Series I senior notes, due 1/15/2007 (1)	468	—	—	450	—	—	—
7 1/8% Series K senior notes, due 11/1/2013	725	—	—	—	—	—	725
7% Series L senior notes, due 8/15/2012	346	—	—	—	—	—	350
Other senior notes (2)	13	—	—	6	—	—	7
Exchangeable Senior Debentures, due 4/15/2024	491	—	—	—	—	—	500

Total senior notes	2,890	—	300	698	305	—	1,582
Credit Facility, due 9/1/2008	—	—	—	—	—	—	—
Convertible Subordinated Debentures, due 12/2/2026	492	—	—	—	—	—	492

	$3,382	$—	$300	$698	$305	$—	$2,074

(1)	Balances at December 31, 2004 for the Series G and Series I senior notes include the fair value of interest rate swaps of approximately $1 million and $18 million, respectively. The interest payments under the Series G and Series I swaps are based on LIBOR plus 5.9% and 4.5%, respectively.
(2)	Other senior notes consist of two notes with an average interest rate of 9.7% and mature through 2012 and were issued under different indentures than our other senior notes.

Convertible Subordinated Debentures

As of December 31, 2004, Host Marriott Financial Trust (the “Trust”), a wholly owned subsidiary, has 9.5 million shares of 6 3/4% convertible quarterly income preferred securities outstanding (the “Convertible Preferred Securities”), with a liquidation preference of $50 per share (for a total liquidation amount of $475 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Trust. The payment of distributions by the Trust, payments on liquidation of the Trust, or the redemption of the Convertible Preferred Securities are guaranteed by us. This guarantee, when taken together with our obligations under the indenture pursuant to which the 6 3/4% convertible subordinated debentures due December 2026 (the “Convertible Subordinated Debentures”) were issued, provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in Convertible Subordinated Debentures issued by HMC. The Trust exists solely to issue the Convertible Preferred Securities and its own common securities and invest the proceeds therefrom in the Debentures, which is its sole asset. The Trust is wholly owned and has no independent operations.

Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of HMC common stock at the rate of 3.2537 shares per Convertible Preferred Security for a total of approximately 31 million shares (equivalent to a conversion price of $15.367 per share of our common stock). The Trust will only convert Convertible Subordinated Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. The conversion ratio and price have been adjusted to reflect certain transactions including our conversion to a REIT. During 2004 and 2003, no shares were converted to common stock.

Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% payable quarterly in arrears. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities correspond to the interest rate and interest and other payment dates on the Convertible Subordinated Debentures. We may defer interest payments on the Convertible Subordinated Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Convertible Subordinated Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, we will not be permitted to declare or pay any cash distributions with respect to our capital stock or debt securities that rank pari passu with or junior to the Convertible Subordinated Debentures.

The Convertible Preferred Securities are redeemable at the Trust’s option upon any redemption by us of the Convertible Subordinated Debentures after December 2, 1999. During 2005, the Convertible Preferred Securities can be redeemed at a price equal to 100.675% of the liquidation preference, or $50.3375 per security. Upon repayment at maturity or as a result of the acceleration of the Convertible Subordinated Debentures upon the occurrence of a default, the Convertible Preferred Securities are subject to mandatory redemption. The Convertible Preferred Securities, as a potentially dilutive security, are evaluated in the calculation of earning per share and FFO per diluted share. The securities were dilutive for FFO per diluted share for both fourth quarter 2004 and 2003, but not for full year. We believe that the securities will be dilutive in 2005 to the extent our FFO per diluted share exceeds approximately $1.04.

In connection with the REIT conversion, Host LP assumed primary liability for repayment of the Convertible Subordinated Debentures underlying the Convertible Preferred Securities. Upon conversion by a Convertible Preferred Securities holder, HMC will issue shares of its common stock, which will be delivered to such holder. Upon the issuance of such shares by HMC, Host LP will issue to HMC a number of OP units equal to the number of shares of HMC common stock issued in exchange for the Convertible Subordinated Debentures.

In accordance with FASB Interpretation No. 46R, “Consolidation of the Variable Interest Entities,” we no longer consolidate the Trust effective January 1, 2004. As a result, we recognize the $492 million in Convertible Subordinated Debentures issued by the Trust as debt, eliminating the $475 million of Convertible Preferred Securities previously classified in the mezzanine section of our balance sheet and recognize, as an equity investment, the $17 million invested in the Trust. Additionally, we classify the related dividend payments as interest expense.

Credit Facility

General.    On September 10, 2004, we entered into an amended and restated credit facility. The credit facility replaces our prior credit facility and provides aggregate revolving loan commitments in the amount of $575 million. The credit facility also includes sub-commitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to certain of our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The credit facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity. We also have the option to increase the amount of the credit facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender for such amount. We have not made any borrowings under the credit facility.

As with the prior facility, the debt under the amended credit facility is guaranteed by certain of our existing subsidiaries and is currently secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit our credit facility as well as the notes outstanding under our senior notes indenture, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. As with the prior facility, the pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters.

Dual Tranche Structure.    Unlike our prior facility, the revolving loan commitment under the amended credit facility is divided into two separate tranches: (1) a Revolving Facility A tranche of $385 million and (2) a Revolving Facility B tranche of $190 million. Subject to compliance with the facility’s financial covenants, amounts available for borrowing under Revolving Facility A vary depending on our leverage ratio, with $385 million being available when our leverage ratio is less than 6.5x, $300 million being available when our leverage ratio equals or exceeds 6.5x but is less than 6.75x, $150 million being available when our leverage ratio equals or exceeds 6.75x but is less than 7.0x, and no amounts being available when our leverage ratio equals or exceeds 7.0x. By contrast, the entire amount of Revolving Facility B is available for borrowing at any time that our unsecured interest coverage ratio equals or exceeds 1.5x and our leverage ratio does not exceed levels ranging from 7.5x to 7.0x. Specifically, prior to the end of our third quarter of 2007, we are permitted to make borrowings and maintain amounts outstanding under Revolving Facility B so long as our leverage ratio is not in excess of 7.5x; the maximum leverage ratio applicable to Revolving Facility B is then reduced to 7.25x from the end of the third quarter of 2007 until the day prior to end of our third quarter of 2008, and is reduced to 7.0x thereafter.

Financial Covenants.    We are subject to different financial covenants depending on whether amounts are borrowed under Revolving Facility A or Revolving Facility B, and we are permitted to convert amounts borrowed under either tranche into amounts borrowed under the other tranche. While the financial covenants applicable under Revolving Facility A are generally comparable to those contained in our prior facility (including covenants for leverage, fixed charge coverage and unsecured interest coverage), the financial covenants applicable to Revolving Facility B are limited to leverage and unsecured interest coverage, and are set at less restrictive levels than the corresponding covenants applicable to Revolving Facility A. As a result of this structure, we have gained flexibility to make and maintain borrowings in circumstances where adverse changes to our financial condition could have prohibited the maintenance of borrowings under the prior facility. The financial covenants for the Revolving Facility A and Revolving Facility B do not apply when there are no borrowings under the respective tranche. Hence, so long as there are no amounts outstanding we are not in default of the credit facility if we do not satisfy the financial covenants and we do not lose the potential to draw under the amended credit facility in the future if we were ever to come back into compliance with the financial covenants. We are in compliance with all our covenants as of December 31, 2004.

The following table summarizes the financial tests contained in the credit facility through 2006:

	Facility A—Financial Covenant Levels
Quarter	Minimum unsecured interest coverage ratio	Maximum leverage ratio	Minimum fixed charge coverage ratio
Third Quarter 2004 to Fourth Quarter 2005	1.50	7.00	1.00
First Quarter 2006 to Fourth Quarter 2006	1.50	6.75	1.00

	Facility B—Financial Covenant Levels
Quarter	Minimum unsecured interest coverage ratio	Maximum leverage ratio
Third Quarter 2004 to Fourth Quarter 2005	1.50	7.50
First Quarter 2006 to Fourth Quarter 2006	1.50	7.50

Interest and Fees.    We pay interest on borrowings under the Revolving Facility A at floating interest rates plus a margin (which, in the case of LIBOR-based borrowings, ranges from 2.00% to 3.00%) that is set with reference to our leverage ratio. Borrowings under Revolving Facility B are subject to a margin that is 0.5% higher than the corresponding margin applicable to Revolving Facility A borrowings and .75% higher when our leverage ratio is greater than 7.0x. As with the prior facility, to the extent that amounts under the amended credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment.

Other Covenants.    Our amended credit facility imposes restrictions on customary matters that were also restricted in our prior facility, such as limitations on capital expenditures, acquisitions, investments, the incurrence of debt and the payment of dividends. While such restrictions are generally similar to those contained in our prior facility, we have modified certain covenants to become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends will be replaced by the generally less restrictive corresponding covenants in our senior notes indenture.

Mortgage Debt

General.    As of December 31, 2004, we have 28 assets that are secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. Currently, secured debt represents approximately 37% of our total debt and has an average interest rate of 7.7% and an average maturity of 4.8 years. Over time, we expect to reduce the amount of our secured debt as a percentage of our total debt. We may refinance secured debt with other financing alternatives, such as senior notes, although there can be no assurances that we will achieve this objective.

As a result of the decline in operations of our properties in 2002 and 2003, restrictive covenants on eight of our hotel properties secured by a $571 million mortgage loan, which we refer to as the CMBS Loan, were triggered. These hotel properties are, the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency the Reston Hyatt Regency, the Boston Hyatt Regency, the Drake Hotel New York, the Westin Buckhead Atlanta, and the Swissôtel Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service (approximately $64 million) if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. This provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of December 31, 2004, approximately $37 million of cash has been escrowed. We do not expect cash flows from the CMBS Portfolio to be at the level required to trigger the release of the escrow until 2006. Therefore, we anticipate that additional cash of $25 million will be escrowed in 2005.

On July 12, 2002, we modified the terms of the mortgage debt secured by our four Canadian properties. Under the terms of this modification, we agreed to escrow the excess cash flow from these hotels on a retroactive basis effective December 29, 2001. In April 2003, approximately $7 million of the cash escrowed in accordance with the loan was applied to the outstanding balance of the indebtedness and approximately $2 million was released to us. In July 2003, we entered into an agreement with the lenders to further modify certain covenants so that we would not be required to make additional prepayments at that time. The terms of the modification required us to provide $10 million of cash collateral and pay an additional 25 basis points of interest on the loan. On December 29, 2003, we made a partial repayment of $32 million. In conjunction with the repayment, one of the hotels and the $10 million was released from the collateral in 2003. On December 15, 2004, we repaid an additional $34 million repayment and an additional hotel was released from the collateral. There were no amounts escrowed at December 31, 2003. As of December 31, 2004, approximately $7 million was escrowed. The properties obtained the required level of operations so that the covenant restrictions were lifted and the $7 million escrow will be released in the first quarter of 2005.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2004 (in millions):

	Balance as of December 31, 2004	2005	2006	2007	2008	2009	Thereafter
Mortgage Debt
CMBS Loan, 7.54%, due 8/1/2009 (1)	$571	$24	$24	$26	$28	$469	$—
Orlando Marriott World Center, 7.48%, due 1/1/2008	222	4	4	4	210	—	—
San Diego Marriott, 8.45%, due 7/1/2009	185	2	3	3	3	174	—
Host Hotel Properties II, 8.22%, due 10/11/2017 (2) (7)	182	8	9	8	7	7	143
Atlanta Marriott Marquis, 7.4%, due 2/11/2023 (8)	145	4	4	4	4	5	124
Ritz-Carlton—Naples & Buckhead, 9.00%, due 10/1/2006	143	9	134	—	—	—	—
Desert Springs Marriott Resort and Spa, 7.8%, due 12/11/2022 (8)	91	2	3	3	3	3	77
Harbor Beach Marriott, 8.58%, due 3/1/2007	91	1	2	88	—	—	—
Boston Copley Marriott, 8.39%, due 6/1/2006	89	4	85	—	—	—	—
JW Marriott Washington, D.C., 4.5%, due 9/15/2006 (3)	88	—	88	—	—	—	—
Philadelphia Convention Center, 8.49%, due 4/1/2009	81	2	2	2	2	73	—
Other mortgage debt (4)	155	7	24	37	37	22	28

Total mortgage debt (5)	2,043	67	382	175	294	753	372

Other Debt
Philadelphia Airport industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	—	40
Capital leases and other (6)	58	6	3	3	—	—	46

Total other debt	98	6	3	3	—	—	86

Total mortgage and other debt	$2,141	$73	$385	$178	$294	$753	$458

(1)	This mortgage debt is secured by eight hotel properties and has certain restrictive covenants.
(2)	This mortgage debt is secured by first mortgages on three hotels, as well as a pledge of our limited partnership interest in the Santa Clara Partnership.
(3)	This floating rate mortgage is based on LIBOR plus 2.10%. The rate shown is as of December 31, 2004. Also, this mortgage has an interest rate cap derivative with a maximum rate of 8.1%.
(4)	Other mortgage debt consists of mortgage debt amounts that are less than $40 million, have an average interest rate of 7.6% at December 31, 2004 and mature through 2017.
(5)	Total mortgage debt excludes approximately $20 million of mortgage debt, related to the Hartford Marriott Farmington, that was reclassified as liabilities associated with assets held for sale at December 31, 2004. The hotel was sold on January 6, 2005.
(6)	Capital leases and other consists of five loans with an average interest rate of 7.36% and mature through 2016 as well as capital leases with varying interest rates and maturity dates.
(7)	Beginning in 2007, the interest rate on this loan increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnership is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented in this table is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(8)	Beginning in 2010, the interest rate on these loans increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnerships that own these two properties is applied to principal; however, the loans can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.

Credit Ratings

Currently, we have $2.9 billion of senior notes outstanding and $337 million of HMC preferred stock that are rated by Moody’s Investors Service and Standard & Poor’s. Standard and Poor’s rating on our senior debt is B+ and the rating on HMC’s preferred stock is CCC+. Moody’s has a Ba3 rating on our senior debt and a B3 rating on HMC’s preferred stock. While we have no senior note maturities until 2006, if our operations or our credit ratios were to decline, the ratings on our securities could be reduced. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, either in connection with a refinancing or otherwise, or to issue additional preferred stock would likely increase.

HMC Dividend Policy

HMC is required to distribute to stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by HMC to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of HMC, Host LP has issued to HMC a corresponding common OP unit and preferred OP unit. As of February 28, 2005, HMC is the owner of substantially all of the preferred OP units and approximately 94% of the common OP units. The remaining 6% of the common OP units are held by various third-party limited partners.

As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when HMC pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if HMC paid a five cent per share dividend on its common stock, it would be based on payment of a five cent per unit distribution by Host LP to HMC as well as other common OP unit holders. For these reasons, investors should also take into account the 6% minority position in Host LP and the requirement that they share pro rata in distributions from Host LP, when analyzing dividend payments by HMC to its stockholders.

HMC’s current policy on common dividends is generally to distribute at least 100% of its taxable income, unless otherwise contractually restricted. HMC currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless similarly contractually restricted. While we are not currently restricted in our ability to pay dividends, during the second half of 2002 and through the first quarter of 2004 we were limited in our ability to pay dividends, except to the extent necessary to maintain HMC’s REIT status. (See “Risk Factors—Our ability to pay dividends may be limited or prohibited by the terms of our indebtedness” for a discussion of those restrictions).

HMC did not pay a dividend on its common stock (and, correspondingly, Host LP did not pay distributions on its common OP units) in 2002 and 2003. As a result of the improvements in operations, on December 20, 2004, we paid a $0.05 per share dividend on HMC’s common stock, representing primarily the final distribution of 2003 taxable income. HMC intends to reinstate a quarterly dividend on HMC’s common stock beginning with the first quarter of 2005 dividend. We announced that we believe the first quarter dividend will be approximately $.07 to $.09 per share. The amount of any common distribution will be determined by HMC’s Board of Directors.

Investments in Affiliates

We have made investments in certain ventures which we do not consolidate and, accordingly, are accounted for under the equity method of accounting in accordance with our accounting policies as described in Note 1 to the consolidated financial statements. Currently, we and an affiliate of Marriott International each own a 50% interest in CBM Joint Venture, which owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. The joint venture has approximately $1,071 million of assets and $898 million of debt. This debt consists of approximately $519 million of first mortgage loans secured by 119 of the 120 properties owned by the partnerships, approximately $129 million of senior notes secured by the ownership interest in one partnership and mezzanine debt in the amount of $250 million. The lender of the mezzanine debt is an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. RevPAR at the partnerships’ Courtyard hotels increased 6.3% year-to-date with an average occupancy increase of 2.0 percentage points and an increase in average room rate of 3.2%. We have not received any cash distributions from this partnership since 2001. On December 15, 2004, we announced the pending sale of our interest in CBM Joint Venture (see “Sources and Uses of Cash” for more information).

As described previously, we deconsolidated the Trust which issued the Convertible Preferred Securities in accordance with FIN 46R. This resulted in our recognizing the $492 million in Convertible Subordinated Debentures issued by the Trust as debt, eliminating the $475 million of Convertible Preferred Securities previously classified in the mezzanine section of our balance sheet and recognizing, as an equity investment, the $17 million invested in the Trust. Additionally, we have classified the related interest payments as interest expense.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2004, we are party to the following material off-balance sheet arrangements:

Tax Sharing Arrangements.    Under tax sharing agreements with former affiliated companies (such as Marriott International, Host Marriott Services Corporation and Crestline), we are obligated to pay certain taxes (Federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a material tax liability that we may be obligated to pay under the tax sharing agreement. In addition, under the partnership agreement between HMC and Host LP, Host LP is obligated to pay certain taxes (Federal, state, local and foreign, including any related interest and penalties) incurred by HMC, as well as any liabilities the IRS successfully may assert against HMC. We do not expect any amounts paid under the tax sharing arrangement to be material.

Tax Indemnification Agreements.    For reasons relating to tax considerations of the former and current owners of five hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. These agreements require that we indemnify the owners for their tax consequences resulting from our selling the hotel or refinancing the mortgage debt during the period under the agreement. We have also agreed not to sell more than 50% of the original allocated value attributable to the former owners of a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for income tax purposes. Because the timing of these potential transactions is within our control, we believe that the likelihood of any material indemnification to be remote and therefore not material to our financial statements. On average, these restrictions will generally expire, or cease to be significant, in 2009.

Guarantees.    We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•	We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $33 million as of December 31, 2004.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership as part of Crestline in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Crestline, who, in turn, is indemnified by the current owner of the facility.

•	In connection with the sale of three hotels in the fourth quarter of 2004 and January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $20 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

Information on other guarantees and other off-balance sheet arrangements may be found in Note 16 to our consolidated financial statements.

Contractual Obligations

The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases and projected capital expenditures, each as of December 31, 2004 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)(2)	$7,958	$465	$2,208	$1,780	$3,505
Capital lease obligations(3)	11	4	7	—	—
Operating lease obligations(4)	1,809	111	214	236	1,248
Purchase obligations(5)	148	148	—	—	—
Deferred management fees(6)	38	—	—	—	38

Total	$9,964	$728	$2,429	$2,016	$4,791

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in the long-term debt obligations based on the weighted average interest rate for both fixed and variable debt. For variable rate debt, we have used the applicable percentage interest rate as of December 31, 2004.
(2)	Long-term debt obligations excludes $20 million of mortgage debt, related to the Hartford Marriott Farmington, that was classified as liabilities associated with assets held for sale at December 31, 2004. The hotel was sold on January 6, 2005.
(3)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants of $.2 million, payable to us under non-cancelable subleases. The lease payments also include interest payable of $2 million.
(4)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and the HPT subleases of $27 million and $550 million, respectively, payable to us under non-cancelable subleases.
(5)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the current year amount reflects prior year contracts that were deferred or not completed. See “Capital Expenditures.”
(6)	Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or sale of the hotel and is therefore not determinable.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles, or GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

•	Impairment testing. We are required by GAAP to record an impairment charge when we believe that one or more of our hotels has been impaired, whereby, future undiscounted cash flows for the hotel would be less than the net book value of the hotel. For impaired assets, we record an impairment charge when a property’s fair value less selling costs is less than its net book value. We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, as well as whenever an asset is classified as “held for sale” or events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including:

•	projected cash flows,

•	holding period,

•	expected useful life

•	future capital expenditures

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

Changes in these estimates, assumptions, future changes in economic conditions, or property-level results could require us to record additional impairment charges, which would be reflected in operations in the future.

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

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

•

Valuation of Deferred Tax Assets.    We have approximately $111 million, net of a valuation allowance of $14 million, in consolidated deferred tax assets as of December 31, 2004. The objective of financial accounting and reporting standards for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $111 million in deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

•	Valuation of Foreign Currency and Derivative Contracts. We have two interest rate swap agreements outstanding as of December 31, 2004. Our interest rate swap agreements with a fair market value of $19 million as of December 31, 2004 have been designated as fair value hedges, as described in Note 1 to our consolidated financial statements. While we intend to continue to meet the conditions for hedge accounting, if a particular interest rate swap does not qualify as highly effective, any change in the fair value of the derivative used as a hedge would be reflected in current earnings. Should any change in management strategy, or any other circumstance, cause an existing highly-effective hedge to become ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception may be reclassified from the stockholders’ equity section of the balance sheet to current net income (loss). We also have two interest rate cap agreements that are fair valued each quarter and the increase or decrease in fair value is recorded in net income (loss). We also have several foreign currency forward exchange contracts that we previously used to hedge the mortgage loan on our Canadian properties. The hedge was deemed ineffective for accounting purposes in the fourth quarter of 2003. Accordingly, the change in fair value of these foreign currency forward exchange contracts is recorded in net income (loss) on the consolidated statements of operations. See the discussion in “Quantitative and Qualitative Disclosures About Market Risk.” We estimate the fair value of all of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted expected cash payments. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our existing foreign currency and derivatives is likely to fluctuate materially from year to year based on changing levels of interest and exchange rates and shortening terms to maturity.

•	Consolidation Policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Currently, we have investments in entities that in the aggregate own 123 hotel properties and other investments which we record using the equity method of accounting. These entities are considered to be voting interest entities. The debt on these investments is non-recourse to the company and the effect of their operations on our results of operations is not material. While we do not believe we are required to consolidate any of our current partnerships or joint ventures, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements. For further detail on our unconsolidated entities see Note 3 to our consolidated financial statements.

Application of New Accounting Standards

During November 2004, the Financial Accounting Standards Board (the “FASB”) ratified the Emerging Issues Task Force on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation of the diluted earnings per share until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and does require restatement of prior period earnings per share amounts. As a result, we will include the common shares that are issuable from the conversion of the Exchangeable Senior Debentures, if dilutive, in our diluted earnings (loss) per share.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of this standard in 2005 will not have a material effect on our consolidated financial position and results of operations.

Reporting Periods

Reporting Periods for Consolidated Statement of Operations

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, the manager of the majority of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. HMC, as a REIT, is required by tax laws to report results on a calendar year. As a result, we elected to adopt the reporting periods used by Marriott International modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2004 and 2003. Note that the second and third quarters of 2004 and 2003 both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2005		2004 (1)		2003
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 25	84	January 1—March 26	86	January 1—March 28	87
Second Quarter	March 26—June 17	84	March 27—June 18	84	March 29—June 20	84
Third Quarter	June 18—September 9	84	June 19—September 10	84	June 21—September 12	84
Fourth Quarter	September 10—December 31	113	September 11—December 31	112	September 13—December 31,	110

(1)	Reflects an additional day in February for the leap year.

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by the manager of a majority of our properties, one final consequence of our calendar is we are unable to report the month of operations that ends after our fiscal quarter-end until the following quarter because our hotel managers using a monthly reporting period do not make mid-month results available to us. Hence, the month of operation that ends after our fiscal quarter-end is included in our quarterly results of operations in the following quarter for those hotel managers (covering approximately one-fourth of our full-service hotels). As a result, our quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full year results, it does affect the reporting of quarterly results.

Reporting Periods for Hotel Operating Statistics and Comparable Hotel Results

In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) and our comparable hotel results are always reported based on the reporting cycle used by Marriott International for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of fourth quarters comprised of seventeen weeks (such as fiscal year 2002) versus sixteen weeks). This means, however, that the reporting periods we use for hotel operating statistics and our comparable hotel results may differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. Set forth below are the quarterly start and end dates for 2004 and 2003 that are used for our hotel operating statistics and comparable hotel results reported herein. Results from hotel managers reporting on a monthly basis are included in our operating statistics and comparable hotel results consistent with their reporting in our consolidated statement of operations.

Hotel Result Reporting Periods for Operating Statistics

and Comparable Hotel Results—for Marriott Managed Properties

	2005		2004		2003
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 25	84	January 3—March 26	84	January 4—March 28	84
Second Quarter	March 26—June 17	84	March 27—June 18	84	March 29—June 20	84
Third Quarter	June 18—September 9	84	June 19—September 10	84	June 21—September 12	84
Fourth Quarter	September 10—December 30	112	September 11—December 31	112	September 13—January 2, 2004	112

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

We believe that FFO per diluted share is a useful supplemental measure of our operating performance and that presentation of FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that such measure can facilitate comparisons of operating performance between periods and between other REITs, even though FFO per diluted share does not represent an amount that accrues directly to holders of our common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the definition of FFO in order to promote an industry-wide measure of REIT operating performance.

We calculate FFO per diluted share, in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures) and other items have been and will be incurred and are not reflected in the FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations and cash flows include depreciation, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, FFO per diluted share should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, FFO per diluted share does not measure, and should not be used as a measure of, amounts that accrue directly to stockholders’ benefit.

The following table provides a reconciliation of net income (loss) available to common stockholders per share to FFO per diluted share (in millions, except per share amounts):

Reconciliation of Net Loss Available to

Common Stockholders to Funds From Operations per Diluted Share

	Year ended December 31,
	2004			2003
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net loss available to common stockholders	$(41)	337.2	$(.12)	$(21)	281.0	$(.07)
Adjustments:
Gain on the disposition of the World Trade Center hotel	—	—	—	(56)	—	(.20)
Gain on dispositions, net	(59)	—	(.18)	(9)	—	(.04)
Amortization of deferred gains	(4)	—	(.01)	(4)	—	(.01)
Depreciation and amortization	364	—	1.08	375	—	1.33
Partnership adjustments	21	—	.06	24	—	.08
FFO of minority partners of Host LP (a)	(18)	—	(.05)	(26)	—	(.09)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	3.0	(.01)	—	3.5	(.01)
Assuming conversion of Convertible Subordinated Debentures	—	—	—	—	—	—
Assuming conversion of Exchangeable Senior Debentures (b)	15	21.7	—	—	—	—

FFO per diluted share (c)(d)	$278	361.9	$.77	$283	284.5	$.99

(a)	Represents FFO attributable to the minority interest in Host LP.
(b)	EITF 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” became effective in the fourth quarter of 2004 and, as a result, the Exchangeable Senior Debentures are now included as a potentially dilutive security. See Note 2 to our consolidated financial statements for more information on EITF 04-8.
(c)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, convertible debt securities, those preferred OP units held by minority partners and other minority interests that have the option to convert their limited partnership interest to common shares. No effect is shown for securities if they are anti-dilutive.
(d)	The results for the periods presented were significantly affected by several transactions, the effect of which is shown in the tables below (in millions, except per share amounts):

	Year ended December 31,
	2004		2003
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions and debt prepayments (1)	$(59)	$(59)	$(36)	$(36)
World Trade Center hotel insurance gain(2)	—	—	212	156
Loss on foreign currency forward contracts(3)	—	—	(18)	(18)
Class A preferred stock redemption (4)	(6)	(6)	—	—
Directors’ and officers’ insurance settlement(5)	—	—	7	7
Minority interest benefit (expense) (6)	4	4	(14)	(10)

Total	$(61)	$(61)	$151	$99

Per diluted share	$(.18)	$(.17)	$.54	$.34

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call period for refinancings, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment of senior notes and mortgages during the periods presented.
(2)	As a result of the New York Marriott World Trade Center hotel insurance settlement in the fourth quarter of 2003, we recorded a gain of approximately $212 million, which is comprised of $156 million in post-2003 business interruption proceeds and $56 million from the disposition of the hotel. See the previous discussion of non-GAAP financial measures, which describes why we exclude the $56 million gain from FFO per diluted share.
(3)	During 2003, we made partial repayments of the Canadian mortgage debt, which resulted in certain of our forward currency hedge contracts being deemed ineffective for accounting purposes.
(4)	Represents the original issuance costs for the Class A preferred stock, which were required to be charged against net loss available to common stockholders in conjunction with the redemption of the Class A preferred stock in the third quarter of 2004, as well as the incremental dividends from the date of issuance of the Class E preferred units to the date of redemption of the Class A preferred stock.
(5)	During 2003, we recognized approximately $10 million of other income from the settlement of a claim that we brought against our directors’ and officers’ insurance carriers for reimbursement of defense costs and settlement payments incurred in resolving a series of related actions brought against us and Marriott International that arose from the sale of certain limited partnership units to investors prior to 1993. The effect on net loss and FFO is approximately $7 million due to income taxes on the proceeds.
(6)	Represents the portion of the above listed amounts attributable to minority partners in Host LP.

Comparable Hotel Operating Results

We present certain operating results for our full-service hotels, such as hotel revenues, expenses, and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. Our comparable hotel operating results present operating results for full-service hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during these periods. We present these comparable hotel operating results by eliminating corporate-level costs and expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses to arrive at property-level results because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization, because even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

As a result of the elimination of corporate-level costs and expenses and depreciation and amortization, the comparable hotel operating results we present do not represent our total revenues, expenses, or operating profit and these comparable hotel operating results should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results

(in millions, except hotel statistics)

	Year ended December 31,
	2004	2003
Number of hotels	103	103
Number of rooms	52,063	52,183
Percent change in Comparable Hotel RevPAR	7.3%	—

Comparable hotel sales
Room	$2,045	$1,907
Food and beverage	1,102	1,043
Other	226	220

Comparable hotel sales (1)	3,373	3,170

Comparable hotel expenses
Room	515	483
Food and beverage	823	784
Other	141	134
Management fees, ground rent and other costs	1,140	1,091

Comparable hotel expenses (2)	2,619	2,492

Comparable hotel adjusted operating profit	754	678
Non-comparable hotel results, net (3)	83	26
Comparable hotels classified as held for sale	(12)	(11)
Office building and limited service properties, net (4)	2	1
Other income	1	12
Depreciation and amortization	(354)	(347)
Corporate and other expenses	(67)	(60)

Operating profit	$407	$299

(1)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Year ended December 31,
	2004	2003
Revenues per the consolidated statements of operations	$3,640	$3,288
Revenues of hotels held for sale	70	66
Non-comparable hotel sales	(292)	(137)
Hotel sales for the property for which we record rental income, net	47	46
Rental income for office buildings and limited service hotels	(80)	(75)
Other income	(1)	(12)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(11)	(6)

Comparable hotel sales	$3,373	$3,170

(2)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Year ended December 31,
	2004	2003
Operating costs and expenses per the consolidated statements of operations	$3,233	$2,989
Operating costs of hotels held for sale	58	55
Non-comparable hotel expenses	(210)	(112)
Hotel expenses for the property for which we record rental income	47	46
Rent expense for office buildings and limited service hotels	(78)	(74)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(10)	(5)
Depreciation and amortization	(354)	(347)
Corporate and other expenses	(67)	(60)

Comparable hotel expenses	$2,619	$2,492

(3)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statement of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations (see “Reporting Periods” for additional information).
(4)	Represents rental income less rental expense for limited service properties and office buildings.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The majority of our outstanding debt has a fixed interest rate. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates are based on implied forward rates in the yield curve as of December 31, 2004. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are presented in U.S. dollar equivalents, which is our reporting currency. The interest rate swaps and caps that we have entered into are strictly to hedge interest rate risk and not for trading purposes.

	Expected Maturity Date						Total	Fair Value
	2005	2006	2007	2008	2009	Thereafter
	($ in millions)
Liabilities
Debt:
Fixed rate	$72	$578	$876	$598	$753	$2,519	$5,396	$5,756
Average interest rate	7.4%	7.4%	7.0%	6.8%	6.6%	7.1%
Variable rate
Variable rate mortgages	$1	$107	$—	$—	$—	$—	$108	$109
Average interest rate	4.6%	4.6%	—%	—%	—%	—%

Total debt (1)(2)							$5,504	$5,865

Interest rate derivatives
Interest rate swaps
Fixed to variable	$—	$—	$692	$—	$—	$—	$692	$19
Average pay rate	7.3%	7.3%	7.3%	—%	—%	—%
Average receive rate	9.4%	9.4%	9.3%	—%	—%	—%

(1)	Excludes the fair market value of the interest rate swaps which totaled approximately $19 million as of December 31, 2004.
(2)	Total debt excludes $20 million of mortgage debt, related to the Hartford Marriott Farmington, that was reclassified as liabilities associated with assets held for sale at December 31, 2004. The hotel was sold on January 6, 2005.

As of December 31, 2004, approximately 85.5% of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in interest rates. We have some financial instruments that are sensitive to changes in interest rates, including our credit facility. The interest rate on our credit facility is based on a spread over LIBOR, ranging from 2.0% to 3.75%. There were no amounts outstanding on our credit facility at December 31, 2004.

We expect the proportion of fixed rate debt in our capital structure to range from 70% to 85% of our total debt, although there can be no assurances that we will be able to achieve this result on terms acceptable to us. In furtherance of this objective, we have entered into three interest rate swaps effectively converting $692 million of fixed rate payments to floating rate payments based on a spread to LIBOR.

On December 20, 2001, we entered into a 5-year interest rate swap agreement, which was effective on January 15, 2002 and matures in January 2007, effectively converting our Series I senior notes to floating rate debt. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points on a $450 million notional amount, which is equal to the current amount of outstanding Series I senior notes. On August 21, 2003, we entered into two four-year interest rate swap agreements, which mature October 2007, effectively converting our Series G senior notes to floating rate debt. Under the swaps, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points on a $242 million notional amount, which is equal to the current amount of outstanding Series G senior notes. We have designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the Series I senior notes and Series G senior notes, respectively, are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the Series I interest rate swap at December 31, 2004 and December 31, 2003 was $18 million and $34 million, respectively. The fair value of the Series G interest rate swaps at December 31, 2004 and December 31, 2003 was $1 million and $2 million, respectively. These amounts are included in the senior notes line item on our consolidated balance sheet.

If market rates of interest on our variable rate debt and the above swap agreements decrease by 100 basis points, the decrease in interest expense would increase future earnings and cash flows by approximately $7 million annually. If market rates of interest on the same variable rate debt and swap agreements increase by 100 basis points, the increase in interest expense would decrease future earnings and cash flows by approximately $7 million annually.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada and Mexico), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotel, where possible, we may enter into forward or option contracts. The table below summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements as of December 31, 2004. The foreign currency exchange agreements that we have entered into are strictly to hedge foreign currency risk and not for trading purposes. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date					Total	Fair Value
	2005	2006	2007	2008	Thereafter
	($ in millions)
Anticipated Transactions and Related Derivatives
Foreign Currency Forward Exchange Agreements Contract Amount	$7	$57	$—	$—	$—	$64	$(20)
Average Contractual Exchange Rate	1.57	1.57	—	—	—

On August 30, 2001, our Canadian subsidiaries entered into a mortgage loan pursuant to which they borrowed $96.6 million (denominated in U.S. dollars) at a variable rate of LIBOR plus 2.75%. The weighted average interest rate for this mortgage loan was 4.4% and 4.5%, respectively, for the years ended December 31, 2004 and 2003. In addition, since the mortgage loan on these Canadian properties is denominated in U.S. dollars and the functional currency of the Canadian subsidiaries is the Canadian dollar, the subsidiaries entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments. Up until April 2003, these forward exchange contracts had been designated as a cash flow hedges of the debt service payments, and the forward contracts were recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. In December 2003, the Company entered into certain transactions which resulted in the forward contracts no longer qualifying as hedges. We recognized a loss of approximately $18 million in 2003, which was previously included in accumulated other comprehensive income in our consolidated balance sheet. During 2003, we prepaid approximately $39 million of the loan and terminated the foreign currency contracts equal to the prepayments for a payment of approximately $8 million. Accordingly, the change in fair value is recorded in our consolidated statement of operations each period. For 2004, we recorded a loss of $7 million. The fair value of the forward contracts was approximately $(20) million and $(12) million, respectively, at December 31, 2004 and December 31, 2003. In January of 2005, we assigned approximately $32 million notional amount of the forward contracts to a third party for approximately $8 million, which approximated the fair value of those contracts on the date of sale. After this sale, our outstanding notional amount is approximately $20 million and the fair value of the remaining contracts is approximately $(8) million.

FORWARD-LOOKING STATEMENTS

In this report on Form 10-K we make some “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are included throughout this report on Form 10-K and the information incorporated by reference herein, including in the section entitled “Risk Factors” and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in the forward-looking statements include, among others, the following:

•	national and local economic and business conditions and changes in travel patterns that will affect demand for products and services at our hotels, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

•	changes in taxes and government regulations that influence or determine wages, prices, construction procedures and costs;

•	our ability to maintain properties in a first-class manner, including meeting capital expenditure requirements;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations;

•	our degree of leverage, which may affect our ability to obtain financing in the future;

•	the reduction in our operating flexibility and our ability to pay dividends resulting from restrictive covenants contained in our debt agreements, including the risk of default that could occur, and in the terms of our preferred stock;

•	the effect of terror alerts and potential terrorist activity on travel and our ability to recover fully under our existing insurance for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance on our properties;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the effects of tax legislative action;

•	HMC’s ability to continue to satisfy complex rules in order for it to maintain REIT status for Federal income tax purposes, the ability of the operating partnership to satisfy the rules to maintain its status as a partnership for Federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for Federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings;

•	the relatively fixed nature of our property-level operating costs and expenses; and

•	other factors discussed under the heading “Risk Factors” and in other filings with the SEC.

Although we believe that the expectations reflected in any of our forward-looking statements are based upon reasonable assumptions, any of these assumptions could prove to be inaccurate and the forward-looking statement based on these assumptions could be incorrect and actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. Accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described above and under the heading “Risk Factors” and in the information incorporated by reference herein. Except as otherwise required by the federal securities laws, we disclaim any obligation to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based

RISK FACTORS

Prospective investors should carefully consider, among other factors, the material risks described below.

Financial Risks and Risks of Operation

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike corporations, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because HMC is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors many of which are outside of our control, including declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of HMC’s common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse affect our ability to finance our future growth.

We have substantial leverage.

As of February 28, 2005, we and our subsidiaries had total indebtedness of approximately $5.5 billion. Our substantial indebtedness has important consequences. It currently requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our partners and other general purposes. Additionally, it could:

•	limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general business purposes on terms and conditions acceptable to us, if at all; or

•	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

Because HMC must distribute most of its taxable income in order to maintain its qualification as a REIT, we depend upon external sources of capital for future growth. If our cash flow and working capital were not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds. See “Risk Factors—We depend on external sources of capital for future growth and we may be unable to access capital when necessary.”

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.

The lodging industry experienced a down-turn from 2001 to 2003, and operations generally declined during this period. The decline was attributed to a number of factors including a weak economy, the effect of terrorist attacks, terror alerts in the United States and the war in Iraq, all of which changed the travel patterns of both business and leisure travelers. While our operations have improved and RevPAR increased in 2004, we cannot provide assurance that changes in travel patterns of both business and leisure travelers are permanent or whether they will continue to evolve creating new opportunities or difficulties for the industry. Any forecast we make regarding our results of operations may be affected and can change based on the following risks:

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

Previous terrorist attacks in the United States and subsequent terrorist alerts have adversely affected the travel and hospitality industries. The impact which terrorist attacks in the United States or elsewhere could have on our business in particular and the U.S. economy, the global economy and global financial markets in general is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and on our results of operations and financial condition as a whole.

Our expenses may not decrease if our revenue drops.

Many of the expenses associated with owning and operating hotels, such as debt payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the hotels. Our expenses will also be affected by inflationary increases, and in the case of certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. Our managers may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures could adversely affect the growth of our business and the value of our hotel properties.

Our ground lease payments may increase faster than the revenues we receive on the hotels situated on the leased properties.

As of February 28, 2005, forty of our hotels are subject to third party ground leases (encumbering all or a portion of the hotel). These ground leases generally require increases in ground rent payments every five years. Our ability to service our debt could be adversely affected to the extent that our revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

We do not control our hotel operations and we are dependent on the managers of our hotels.

Because Federal income tax laws restrict REITs and their subsidiaries from operating a hotel, we do not manage our hotels. Instead, we lease substantially all of our full-service properties to subsidiaries which qualify as “taxable REIT subsidiaries” under applicable REIT laws, and our taxable REIT subsidiaries retain third-party managers to manage our hotels pursuant to management agreements. Our income from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they fail to maintain a quality brand name. While our taxable REIT subsidiaries monitor the hotel managers’ performance, we have limited specific recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate such a dispute. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The documents governing the terms of our senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. The activities upon which such restrictions exist include, but are not limited to:

•	acquisitions, mergers and consolidations;

•	the incurrence of additional debt;

•	the creation of liens;

•	the sale of assets;

•	capital expenditures;

•	raising capital from the issuance of certain types of mandatorily redeemable capital stock;

•	the payment of dividends; and

•	transactions with affiliates.

In addition, certain covenants in the credit facility require us and our subsidiaries to meet financial performance tests. The restrictive covenants in the indenture, the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

Our ability to pay dividends may be limited or prohibited by the terms of our indebtedness.

We are, and may in the future become, parties to agreements and instruments which restrict or prevent the payment of dividends on our classes and series of capital stock. Under the terms of our credit facility and our senior notes indenture, distributions to HMC by Host LP, upon which HMC depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distribution, we can satisfy certain financial covenant tests and meet other requirements.

For example, beginning in the third quarter of 2002 and continuing through the first quarter of 2004, Host LP was prohibited from making distributions (other than in the amounts required to permit HMC to pay dividends necessary to maintain REIT qualification) because our EBITDA-to-interest coverage ratio as calculated under the indenture governing our senior notes (which measures the ratio of pro forma consolidated EBITDA to pro forma consolidated interest expense) was below 2.0 to 1.0. During this period, Host LP was only able to make distributions to HMC, and HMC was only able to pay dividends, to the extent that we were required to make distributions to maintain HMC’s status as a REIT. While our EBITDA-to-interest coverage ratio is currently above 2.0 to 1.0 and as a result we are no longer limited by this particular restriction, a decline in our operations could once again limit the amount of distributions that Host LP could make, and HMC’s ability to pay dividends, either because our EBITDA-to-interest coverage ratio again falls below 2.0 to 1.0 or because we fail to meet other financial covenant tests or meet other requirements in our credit facility or senior notes indenture.

Our ability to pay dividends on our common stock may also be limited or prohibited by the terms of our preferred stock and Convertible Subordinated Debentures.

Under the terms of each of our outstanding classes of preferred stock, we are not permitted to pay dividends on our common stock unless cumulative dividends have been paid (or funds for payment have been set aside for payment) on each such class of preferred stock. The amount of aggregate dividends that accrue on our outstanding classes of preferred stock each quarter is approximately $8 million.

In the event that we fail to pay the accrued dividends on our preferred stock for any reason, including because we are prevented from paying such dividends under the terms of our debt instruments (as discussed above), dividends will continue to accrue on all outstanding classes of our preferred stock and we will be prohibited from paying any dividends on our common stock until all such accrued but unpaid dividends on our preferred stock have been paid (or funds for such payment have been set aside).

We may defer interest payments on the Convertible Subordinated Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Convertible Subordinated Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, we will not be permitted to declare or pay any cash distributions with respect to our capital stock or debt securities that rank pari passu with or junior to the Convertible Subordinated Debentures.

Foreclosure on our mortgage debt could adversely affect our business.

Twenty-eight of our hotels and assets related thereto are subject to various mortgages in an aggregate amount of approximately $2.0 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could foreclose on these assets. We may opt to allow such foreclosure rather than make the necessary mortgage payments with funds from other sources. However, our senior notes indenture and credit facility contain cross default provisions, which, depending upon the amount of secured debt defaulted on, could cause a cross default under both of these agreements. Our credit facility, which contains the more restrictive cross default provision as compared to our senior notes indenture, provides that it is a credit facility default in the event we default on non-recourse secured indebtedness in excess of 1% of our total assets (using undepreciated real estate values) or default on other indebtedness in excess of $50 million. For this and other reasons, permitting a foreclosure could adversely affect our long-term business prospects.

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

Both our senior notes and our preferred stock are rated by Moody’s and Standard & Poor’s. These independent rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. These downgrades negatively affect our access to the capital markets and increase our cost of capital.

Our management agreements could impair the sale or financing of our hotels.

Under the terms of our management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent. If, in these circumstances, the manager does not consent, we may be precluded from taking actions in our best interest without breaching the management agreement.

The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels.

For reasons relating to tax considerations of the former and current owners of seven hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. We have also agreed not to sell more than 50% of the original allocated value attributable to the former owners of a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for income tax purposes. We anticipate that, in specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions. As a result, even if it were in our best interests to sell these hotels or repay or otherwise reduce the level of the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods.

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

Applicable REIT laws may restrict certain business activities.

As a REIT we are subject to various restrictions on our income, assets and activities. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units, investments in real estate mortgages, investments in securities and dispositions of certain properties.

Due to these restrictions, certain business activities, including those mentioned above, may need to occur in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as corporations and are subject to federal, state, and, if applicable, local and foreign taxation on their income at applicable corporate rates. In addition, under REIT laws, the aggregate value of all of our taxable REIT subsidiaries may not exceed 20% of the value of all of the REIT’s assets.

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

We are a party to various lawsuits. While we and the other defendants to such lawsuits believe all of the lawsuits in which we are a defendant are without merit and we are vigorously defending against such claims, we can give no assurance as to the outcome of any of the lawsuits. If any of the lawsuits were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire upper-upscale and luxury hotel properties. We may acquire these properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from equity offerings of HMC, issuance of limited partnership interests in Host LP, advances under our credit facility, and the incurrence or assumption of indebtedness. We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

Instead of purchasing hotel properties directly, we may invest as a co-venturer. Co-venturers often share control over the operation of a joint venture. For example, we entered into a joint venture with Marriott International that owns two limited partnerships holding, in the aggregate, 120 Courtyard by Marriott hotels. Subsidiaries of Marriott International manage these Courtyard by Marriott hotels and other subsidiaries of Marriott International serve as ground lessors and mezzanine lender to the partnerships. Actions by a co-venturer could subject the assets to additional risk, including:

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

We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide coverage that is available on a per occurrence basis and that, for each occurrence, has an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, earthquakes, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case of four of our hotels where the manager provides this coverage, any such claims will also be combined with the claims of other owners participating in the managers’ program for the same purpose. That means that, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the management company, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism.

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

We obtain terrorism insurance as part of our all-risk property insurance program. However, as noted above, our all-risk policies have limitations such as per occurrence limits and sublimits which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Act (TRIA) for “certified” acts of terrorism—namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests (“noncertified” events) as our coverage for such incidents is subject to sublimits and annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. In addition, TRIA terminates on December 31, 2005, and there is no guarantee that the terrorism coverage that it mandates will be readily available or affordable thereafter. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

Risks of Ownership of HMC’s Common Stock

There are limitations on the acquisition of HMC common stock and changes in control.

HMC’s charter and bylaws, the partnership agreement of the Operating Partnership, HMC’s stockholder rights plan and the Maryland General Corporation Law contain a number of provisions, the exercise of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or OP unit holders or otherwise be in their best interests, including the following:

•	Restrictions on ownership and transfer of HMC’s stock. To maintain HMC’s qualification as a REIT for Federal income tax purposes, not more than 50% in value of HMC’s outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include some entities. In addition, a person who owns, directly or by attribution, 10% or more of an interest in a tenant of ours, or a tenant of any partnership in which we are a partner, cannot own, directly or by attribution, 10% or more of HMC’s shares without jeopardizing HMC’s qualification as a REIT. Unless exempted by HMC’s Board of Directors, HMC’s charter prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group, of more than 9.8% in value or number, whichever is more restrictive, of shares of HMC’s outstanding common stock, preferred stock or any other stock, each considered as a separate class or series for this purpose. Together, these limitations are referred to as the “ownership limit.”

Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired the stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of stock or to receive any proceeds from the subsequent sale of the stock in excess of the lesser of the price paid for the stock or the amount realized from the sale. A transfer of shares of HMC’s stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of HMC’s stock in excess of the ownership limit. These restrictions on transferability and ownership will not apply if the Board of Directors determines that it is no longer in our best interests to continue to qualify as a REIT.

•	Removal of board of directors. HMC’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast for the election of directors. Vacancies on the Board of Directors may be filled by the concurring vote of a majority of the remaining directors (except that a vacancy resulting from an increase in the number of directors must be filled by a majority vote of the entire Board of Directors) and, in the case of a vacancy resulting from the removal of a director by the stockholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

•

Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval.    HMC’s charter provides that the total number of shares of stock of all classes that we have authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. The Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. Because the Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholder vote, HMC’s Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

•	Consent rights of the limited partners. Under the partnership agreement of the operating partnership, we generally will be able to merge or consolidate with another entity with the consent of partners holding limited percentage interests that are more than 50% of the aggregate percentage interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by us, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as HMC’s stockholders. HMC, as holder of a majority of the limited partnership interests, would be able to control the vote. Under HMC’s charter, holders of at least two-thirds of HMC’s outstanding shares of common stock generally must approve a merger or consolidation.

•	Maryland business combination law. Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an affiliate or associate of the corporation who at any time during the two year period prior to the date in question owned 10% or more of the voting power of the outstanding stock of the corporation (each, an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by 80% of the votes entitled to be cast by the holders of outstanding voting shares and by two-thirds of the votes entitled to be cast by the holders of voting shares other than voting shares held by an interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. HMC is subject to the Maryland business combination statute.

•	Maryland control share acquisition law. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares previously acquired by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-tenth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. HMC is subject to these control share provisions of Maryland law.

•

Merger, consolidation, share exchange and transfer of HMC’s assets.    Pursuant to HMC’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer HMC’s assets within the meaning of the Maryland General Corporation Law if approved (1) by HMC’s Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by HMC’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of us with or into a trust organized for the purpose of changing HMC’s form of organization from a corporation to a trust requires only the approval of HMC’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of stockholders and a share exchange is only required to be approved by a

Maryland corporation by its board of directors if the corporation is the successor. HMC’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

•	Certain charter and bylaw amendments. HMC’s charter contains provisions relating to restrictions on transferability of HMC’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the Board of Directors and approved by HMC’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Any amendments of these provisions of the charter (setting forth the necessary approval requirements) also would require action of the Board of Directors and the approval by stockholders holding two-thirds of all the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, HMC’s bylaws provide that directors have the exclusive right to amend HMC’s bylaws. These provisions may make it more difficult to amend HMC’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of HMC common stock, without the approval of the Board of Directors.

•	Stockholder rights plan. We adopted a stockholder rights plan which provides, among other things, that when specified events occur, HMC’s stockholders, other than an acquiring person, will be entitled to purchase from us a newly created class or series of junior preferred stock, subject to HMC’s ownership limits described above. The preferred stock purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of HMC’s outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 20% or more of HMC’s outstanding common stock. The exercise of the preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by HMC’s Board of Directors.

Shares of HMC’s common stock that are or become available for sale could affect the share price.

Sales of a substantial number of shares of HMC’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for HMC’s common stock. In addition, holders of units of limited partnership interest in the operating partnership, whose OP units are redeemed by the operating partnership in exchange for common stock, will be able to sell those shares freely, unless the person is our affiliate and resale of the affiliate’s shares is not covered by an effective registration statement. Further, a substantial number of shares of HMC’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of common stock reserved for options, or pursuant to securities we may issue that are convertible into shares of HMC common stock or securities (other than OP units) that the operating partnership has issued that are exchangeable for shares of our common stock. As of February 28, 2005, (i) there are approximately 21 million OP units outstanding that are redeemable, and (ii) there are outstanding $500 million aggregate principal amount of 3.25% Exchangeable Senior Debentures of the operating partnership exchangeable under certain conditions for shares of HMC common stock at an initial exchange price equivalent to $18.30 per share for a total of approximately 27 million shares (subject to adjustment for various reasons, including as a result of the payment of dividends to common stockholders) (iii) there are outstanding $492 million of 6 3/4% convertible preferred securities issued by the Host Marriott REIT Financial Trust that are convertible into shares of HMC common stock at a conversion price equivalent to $15.367 per share for a total of approximately 31 million shares. Moreover, additional shares of common stock issued by HMC would be available in the future for sale in the public markets. We can make no prediction about the effect that future sales of common stock would have on the market price of HMC common stock.

Our earnings and cash distributions will affect the market price of shares of HMC’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of HMC’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of HMC’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of HMC’s common stock.

Market interest rates may affect the price of shares of HMC’s common stock.

We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of HMC’s shares to go down.

Federal Income Tax Risks

The lower tax rate on certain dividends from regular C corporations may cause investors to hold stock in those corporations.

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

To qualify as a REIT, HMC is required to distribute at least 90% of its taxable income, irrespective of its available cash or outstanding obligations.

To continue to qualify as a REIT, HMC currently is required to distribute to its stockholders with respect to each year at least 90% of its taxable income, excluding net capital gain. In addition, it will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by it with respect to the calendar year are less than the sum of 85% of its ordinary income and 95% of its capital gain net income for that year and any undistributed taxable income from prior periods less excess distributions from prior years. HMC intends to make distributions, subject to the availability of cash and in compliance with any debt covenants, to its stockholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from the operating partnership. However, there are differences in timing between HMC’s recognition of taxable income and its receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” income, which is taxable income that is not matched by cash flow to us. Due to some transactions entered into in years prior to the REIT conversion, HMC could recognize substantial amounts of “phantom” income. It is possible that these timing differences could require us to borrow funds or to issue additional equity to enable HMC to meet the distribution requirement and, therefore, to maintain its REIT status, and to avoid the nondeductible excise tax. In addition, because the REIT distribution requirement prevents HMC from retaining earnings, we will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of the sources of funds, if available at all, would be sufficient to meet HMC’s distribution and tax obligations.

Adverse tax consequences would apply if HMC failed to qualify as a REIT.

We believe that HMC has been organized and has operated in such a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with its taxable year beginning January 1, 1999, and HMC currently intends to continue to operate as a REIT during future years. No assurance can be provided, however, that HMC qualifies as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to its qualification as a REIT or the federal income tax consequences of its REIT qualification. If HMC fails to qualify as a REIT, and any available relief provisions do not apply, it will not be allowed to take a deduction for distributions to stockholders in computing its taxable income, and it will be subject to Federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. In addition, unless entitled to statutory relief, it would not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost. Any determination that HMC does not qualify as a REIT would have a materially adverse effect on our results of operations and could reduce the value of our common stock materially. The additional tax liability to us for the year, or years, in which HMC did not qualify would reduce our net earnings available for investment, debt service or distributions to our stockholders. Furthermore, HMC would no longer be required to make any distributions to stockholders as a condition to REIT qualification and all of our distributions to stockholders would be taxable as regular corporate dividends to the extent of HMC’s current and accumulated earnings and profits, or “E&P.” This means that stockholders taxed as individuals currently would be taxed on those dividends at capital gains rates and corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Internal Revenue Code. HMC’s failure to qualify as a REIT also would cause an event of default under our credit facility that could lead to an acceleration of the amounts due under the credit facility, which, in turn, would constitute an event of default under our outstanding debt securities.

New legislation, enacted October 22, 2004, contained several provisions applicable to REITs, including provisions that could provide relief in the event HMC violates certain provisions of the Internal Revenue Code that otherwise would result in its failure to qualify as a REIT. We cannot assure you that these relief provisions would apply if HMC failed to comply with the REIT qualification laws. Even if the relief provisions do apply, HMC would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

HMC will be disqualified as a REIT at least for taxable year 1999 if it failed to distribute all of its E&P attributable to its non-REIT taxable years.

In order to qualify as a REIT, HMC cannot have at the end of any taxable year any undistributed E&P that is attributable to one of its non-REIT taxable years. A REIT has until the close of its first taxable year as a REIT in which it has non-REIT E&P to distribute its accumulated E&P. HMC was required to have distributed this E&P prior to the end of 1999, the first taxable year for which its REIT election was effective. If it failed to do this, it will be disqualified as a REIT at least for taxable year 1999. We believe that distributions of non-REIT E&P that HMC made were sufficient to distribute all of the non-REIT E&P as of December 31, 1999, but we cannot provide assurance that we met this requirement.

If our leases are not respected as true leases for Federal income tax purposes, HMC would fail to qualify as a REIT.

To qualify as a REIT, HMC must satisfy two gross income tests, under which specified percentages of its gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for Federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, the lessees must not be regarded as related party tenants, as defined in the Internal Revenue Code. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. We also believe that Crestline, the lessee of substantially all of our full service hotels prior to January 1, 2001, was not a related party tenant and, as a result of changes in the tax laws effective January 1, 2001, our affiliated lessee will not be treated as a related party tenant so long as it qualifies as a taxable REIT subsidiary. If the leases were not respected as true leases for federal income tax purposes or if the lessee was regarded as a related party tenant, HMC would not be able to satisfy either of the two gross income tests applicable to REITs and it would lose its REIT status. See “Risk Factors—Federal Income Tax Risks—Adverse tax consequences would apply if HMC failed to qualify as a REIT” above.

If our affiliated lessee fails to qualify as a taxable REIT subsidiary, HMC would fail to qualify as a REIT.

For our taxable years beginning on and after January 1, 2001, we are permitted to lease our hotels to a subsidiary of the operating partnership that is taxable as a corporation and that elects to be treated as a taxable REIT subsidiary. So long as any affiliated lessee qualifies as a taxable REIT subsidiary of ours, it will not be treated as “related party tenant.” We believe that our affiliated lessee qualifies to be treated as a taxable REIT subsidiary for federal income tax purposes. We cannot assure you, however, that the IRS will not challenge its status as a taxable REIT subsidiary for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in disqualifying our affiliated lessee from treatment as a taxable REIT subsidiary, HMC would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests and, accordingly, HMC would cease to qualify as a REIT. See “Risk Factors—Federal Income Tax Risks—Adverse tax consequences would apply if HMC failed to qualify as a REIT” above.

Despite HMC’s REIT status, we remain subject to various taxes, including substantial deferred and contingent tax liabilities.

Notwithstanding HMC’s status as a REIT, we are subject to certain Federal, state, local and foreign taxes on our income and property. In addition, HMC will be required to pay Federal income tax at the highest regular corporate rate upon its share of any “built-in gain” recognized as a result of any sale before January 1, 2009, by the operating partnership of assets, including the hotels, in which interests were acquired by the operating partnership from our predecessor and its subsidiaries as part of the REIT conversion. Built-in gain is the amount by which an asset’s fair market value exceeded our adjusted basis in the asset on January 1, 1999, the first day of HMC’s first taxable year as a REIT. The total amount of gain on which HMC would be subject to corporate income tax if the assets that we held at the time of the REIT conversion were sold in a taxable transaction prior to January 1, 2009 would be material to us. In addition, at the time of the REIT conversion, we expected that HMC or Rockledge Hotel Properties, Inc. or Fernwood Hotel Assets, Inc., or Rockledge and Fernwood, respectively (each of which is a taxable corporation in which the operating partnership owned a 95% nonvoting interest and, as of April, 2001, acquired 100% of the voting interests and each of which, elected to be a taxable REIT subsidiary effective January 1, 2001), likely would recognize substantial built-in gain and deferred tax liabilities in the next ten years without any corresponding receipt of cash. HMC may have to pay certain state income taxes because not all states treat REITs the same as they are treated for federal income tax purposes. We may also have to pay certain foreign taxes to the extent we own assets or conduct operations in foreign jurisdictions. The operating partnership is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by HMC, as well as any liabilities that the IRS or the tax authorities successfully may assert against HMC for corporate income taxes for taxable years prior to the time it qualified as a REIT. Our taxable REIT subsidiaries, including Rockledge and Fernwood, are taxable as corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

If the IRS were to challenge successfully the operating partnership’s status as a partnership for federal income tax purposes, HMC would cease to qualify as a REIT and suffer other adverse consequences.

We believe that the operating partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including HMC, is required to pay tax on its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for tax purposes, HMC would fail to meet the income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If the operating partnership fails to qualify as a partnership for federal income tax purposes or HMC fails to qualify as a REIT, either failure would cause an event of default under our credit facility that, in turn, could constitute an event of default under our outstanding debt securities. Also, the failure of the operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including HMC. Finally, the classification of the operating partnership as a corporation would cause HMC to recognize gain at least equal to our “negative capital account,” if any.

As a REIT, HMC is subject to limitations on its ownership of debt and equity securities.

Subject to certain exceptions a REIT is generally prohibited from owning securities in any one issuer to the extent that the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT’s total assets.

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

HMC may be required to pay a penalty tax upon the sale of a hotel.

The Federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend that we will hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with our investment objectives. We cannot assure you, however, that the IRS might not contend that one or more of these sales is subject to the 100% penalty tax.

Item 8.    Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Marriott Corporation

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of the company’s internal control over financial reporting. Management has concluded that the company’s internal control over financial reporting was effective as of the end of the most recent fiscal year. KPMG LLP has issued an attestation report on management’s assessment of the company’s internal control over financial reporting.

Christopher J. Nassetta

President and Chief Executive Officer

W. Edward Walter

Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Marriott Corporation:

We have audited the accompanying consolidated balance sheets of Host Marriott Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III as listed in the index as Item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Host Marriott Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 23, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Marriott Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Host Marriott Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004 of Host Marriott Corporation and our report dated February 23, 2005, expressed an unqualified opinion.

KPMG LLP

McLean, Virginia

February 23, 2005

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in millions, except per share amounts)

	2004	2003
ASSETS
Property and equipment, net	$7,274	$7,085
Assets held for sale	113	73
Notes and other receivables	7	54
Due from managers	75	62
Investments in affiliates	69	74
Deferred financing costs, net	70	82
Furniture, fixtures and equipment replacement fund	151	144
Other	161	138
Restricted cash	154	116
Cash and cash equivalents	347	764

Total assets	$8,421	$8,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt
Senior notes, including $491 million, net of discount of Exchangeable Senior Debentures as of December 31, 2004	$2,890	$3,180
Mortgage debt	2,043	2,205
Convertible Subordinated Debentures	492	—
Other	98	101

Total debt	5,523	5,486
Accounts payable and accrued expenses	113	108
Liabilities associated with assets held for sale	26	2
Other	156	166

Total liabilities	5,818	5,762

Interest of minority partners of Host Marriott L.P.	122	130
Interest of minority partners of other consolidated partnerships	86	89
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary whose sole assets are convertible subordinated debentures due 2026 (“Convertible Preferred Securities”)	—	475
Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $350 million), 50 million shares authorized; 14.0 million and 14.1 million shares issued and outstanding, respectively	337	339
Common stock, par value $.01, 750 million shares authorized; 350.3 million shares and 320.3 million shares issued and outstanding, respectively	3	3
Additional paid-in capital	2,953	2,617
Accumulated other comprehensive income	13	28
Deficit	(911)	(851)

Total stockholders’ equity	2,395	2,136

Total liabilities and stockholders’ equity	$8,421	$8,592

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

(in millions, except per common share amounts)

	2004	2003	2002
REVENUES
Rooms	$2,153	$1,914	$1,966
Food and beverage	1,141	1,042	1,041
Other	239	220	237

Total hotel sales	3,533	3,176	3,244
Rental income	106	100	101
Other income	1	12	—

Total revenues	3,640	3,288	3,345

EXPENSES
Rooms	536	483	483
Food and beverage	856	786	772
Hotel departmental expenses	983	888	859
Management fees	145	132	143
Other property-level expenses	292	293	285
Depreciation and amortization	354	347	340
Corporate and other expenses	67	60	46

Total operating costs and expenses	3,233	2,989	2,928

OPERATING PROFIT	407	299	417
Interest income	11	11	19
Interest expense, including interest expense for the Convertible Subordinated Debentures in 2004	(483)	(488)	(458)
Net gains on property transactions	17	5	5
Loss on foreign currency and derivative contracts	(6)	(19)	(2)
Minority interest expense	(4)	(5)	(7)
Equity in losses of affiliates	(16)	(22)	(9)
Dividends on Convertible Preferred Securities	—	(32)	(32)

LOSS BEFORE INCOME TAXES	(74)	(251)	(67)
Benefit from (provision for) income taxes	10	13	(2)

LOSS FROM CONTINUING OPERATIONS	(64)	(238)	(69)
Income from discontinued operations	64	252	53

NET INCOME (LOSS)	—	14	(16)
Less: Dividends on preferred stock	(37)	(35)	(35)
Issuance costs of redeemed Class A preferred stock	(4)	—	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(41)	$(21)	$(51)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$(.31)	$(.97)	$(.39)
Discontinued operations	.19	.90	.20

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(.12)	$(.07)	$(.19)

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2004, 2003 and 2002

(in millions)

Shares Outstanding			Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Preferred	Common
14.1	261.4	Balance, December 31, 2001	339	3	2,051	(779)	(5)
—	—	Net loss	—	—	—	(16)	—	$(16)
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	2	2
—	—	Foreign currency forward contracts	—	—	—	—	2	2
—	—	Unrealized loss on HM Services common stock to net income	—	—	—	—	(1)	(1)

—	—	Comprehensive loss						$(13)

—	.5	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	8	—	—
—	—	Dividends on preferred stock	—	—	—	(35)	—
—	1.8	Redemptions of limited partner interests for common stock	—	—	13	—	—
—	—	Issuance of OP Units for limited partner interests	—	—	28	—	—
14.1	263.7	Balance, December 31, 2002	339	3	2,100	(830)	(2)
—	—	Net income	—	—	—	14	—	$14
—	—	Other comprehensive income (loss):
		Foreign currency translation Adjustment	—	—	—	—	34	34
—	—	Foreign currency forward contracts	—	—	—	—	(23)	(23)
—	—	Realized loss on foreign currency forward contracts	—	—	—	—	18	18
—	—	Unrealized gain on HM Services common stock to net income	—	—	—	—	1	1

—	—	Comprehensive income						$44

—	1.4	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	9	—	—
—	—	Dividends on preferred stock	—	—	—	(35)	—
—	4.2	Redemptions of limited partner interests for common stock	—	—	7	—	—
—	51.0	Issuance of common stock	—	—	501	—	—
14.1	320.3	Balance, December 31, 2003	$339	$3	$2,617	$(851)	$28
—	—	Net loss	—	—	—	—	—	$—
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	(15)	(15)
—	—	Foreign currency forward contracts	—	—	—	—	1	1
—	—	Unrealized loss on HM Services common stock to net income	—	—	—	—	(1)	(1)

—	—	Comprehensive loss						$(15)

—	2.4	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	21	—	—
—	—	Dividends on common stock	—	—	—	(19)	—
—	—	Dividends on preferred stock	—	—	—	(37)	—
—	2.6	Redemptions of limited partner interests for common stock	—	—	14	—	—
4.0	—	Issuance of Class E Preferred Stock	98	—	—	—	—
(4.1)	—	Redemption of Class A Preferred Stock	(100)	—	—	(4)	—
—	25.0	Issuance of common stock	—	—	301	—	—
14.0	350.3	Balance, December 31, 2004	$337	$3	$2,953	$(911)	$13

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(in millions)

	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$—	$14	$(16)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(52)	(65)	(12)
Depreciation	12	31	32
Depreciation and amortization	354	347	340
Amortization of deferred financing costs	16	17	16
Income taxes	(20)	(34)	—
Net gains on property transactions	(5)	(5)	(5)
Equity in losses of affiliates	16	22	9
Minority interest expense	4	5	7
Change in due from manager	(15)	17	(4)
Change in Canadian currency forward contracts	8	16	(2)
Change in accrued interest payable	9	(10)	11
Return of working capital from Marriott International	—	—	50
Changes in other assets	14	24	22
Changes in other liabilities	19	(9)	(74)

Cash provided by operating activities	360	370	374

INVESTING ACTIVITIES
Proceeds from sales of assets, net	246	184	—
Disposition of World Trade Center hotel	—	185	—
Acquisitions	(503)	(324)	(117)
Distributions from equity investments	6	3	6
Capital expenditures:
Renewals and replacements	(206)	(181)	(146)
Other	(44)	(20)	(34)
Return of escrow funds from Marriott International	—	—	75
Note receivable collections	47	—	—
Other investments	(47)	—	—

Cash used in investing activities	(501)	(153)	(216)

FINANCING ACTIVITIES
Issuances of debt	837	813	—
Financing costs	(16)	(16)	(8)
Debt prepayments	(1,230)	(1,007)	(13)
Scheduled principal repayments	(61)	(52)	(63)
Issuances of common stock	301	501	1
Issuances of cumulative redeemable preferred stock, net	98	—	—
Redemption of cumulative redeemable preferred stock	(104)	—	—
Dividends on common stock	(19)	—	—
Dividends on preferred stock	(37)	(35)	(35)
Distributions to minority interests	(7)	(6)	(18)
Purchase of interest rate cap	—	—	(3)
Change in restricted cash	(38)	(12)	(10)

Cash provided by (used in) financing activities	(276)	186	(149)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(417)	403	9
CASH AND CASH EQUIVALENTS, beginning of year	764	361	352

CASH AND CASH EQUIVALENTS, end of year	$347	$764	$361

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2004, 2003 and 2002, we issued 30.1 million, 56.6 million and 2.3 million shares of common stock, respectively. Of the shares of common stock issued, approximately 2.6 million, 4.2 million and 1.8 million shares for 2004, 2003 and 2002, respectively, were issued upon the conversion of operating partnership units, or OP units, of Host Marriott, L.P. held by minority partners valued at $35 million, $41 million and $21 million, respectively.

Of the 2.3 million shares of common stock issued during 2002, 1.1 million shares were issued to acquire additional interests in the partnership owning the San Diego Marriott Hotel and Marina. This transaction resulted in an increase of $10.5 million to property and equipment and equity to reflect the fair value of the interests acquired. During April 2002, in a separate transaction, our ownership percentage in the San Diego partnership increased to 90% when the minority partners in the San Diego partnership exchanged their interests for approximately 6.9 million OP units. The transaction resulted in an increase of $56.1 million in property and equipment and a corresponding increase in interest of minority partners of Host LP to reflect the fair value of the interests acquired.

On September 22, 2004, we acquired the Scottsdale Marriott at McDowell Mountains, for a purchase price of approximately $58 million, including the assumption of approximately $34 million in mortgage debt.

During June 2003, we acquired the remaining general partner interest and the preferred equity interest held by outside partners in the JW Marriott in Washington, D.C. for approximately $3 million. We also became the sole limited partner after the partnership foreclosed on a note receivable from the other limited partner. As a result, we began consolidating the partnership and recorded $95 million of mortgage debt secured by the hotel and property and equipment of approximately $131 million.

On June 14, 2002, we acquired the Boston Marriott Copley Place in Boston, Massachusetts for a purchase price of approximately $214 million, including the assumption of approximately $97 million in mortgage debt.

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

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Host Marriott Corporation, a Maryland corporation, operating through an umbrella partnership structure, is primarily the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Marriott, L.P., or Host LP, or the operating partnership, and its subsidiaries. We are the sole general partner of Host LP and as of December 31, 2004, own approximately 94% of the partnership interests, which are referred to as OP units.

As of December 31, 2004, we owned, or had controlling interests in, 111 upper-upscale and luxury, full-service hotel lodging properties located throughout the United States, Toronto and Calgary, Canada and Mexico City, Mexico operated primarily under the Marriott®, Ritz-Carlton®, Hyatt®, Fairmont®, Four Seasons®, Hilton® and Westin® brand names. Of these properties, 94 are managed or franchised by Marriott International, Inc. and its subsidiaries, or Marriott International.

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

Accounting for the Impact of the September 11, 2001 Terrorist Acts

On December 3, 2003, we settled all outstanding issues related to the terrorist attacks of September 11, 2001 with our insurer, Marriott International and the Port Authority of New York and New Jersey for the New York Marriott World Trade Center and Financial Center hotels and received net proceeds of approximately $372 million, of which $65 million was used to repay the outstanding mortgage on the New York Marriott World Trade Center hotel. Prior to reaching this settlement, we were obligated under our ground lease to rebuild the hotel on the site and as such recorded insurance proceeds in continuing operations. We recorded business interruption proceeds, net of expenses, of $14 million and $11 million for the New York Marriott World Trade Center hotel in 2003 and 2002, respectively, and a gain on the settlement of approximately $212 million in 2003. We now consider the New York World Trade Center hotel to be abandoned and the gain on disposition and

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related business interruption income, net of expenses, for that hotel have been reclassified to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The New York Financial Center hotel was also damaged in the attacks and, as a result, we recorded business interruption proceeds, net of expenses, of approximately $3 million and $6 million in room revenues in the consolidated statement of operations in 2003 and 2002, respectively.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, other minority interests that have the option to convert their limited partnership interests to common OP units, the Convertible Subordinated Debentures and the Exchangeable Senior Debentures. No effect is shown for any securities that are anti-dilutive.

	Year ended December 31,
	2004			2003			2002
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in millions, except per share amounts)
Net income (loss)	$—	337.3	$—	$14	281.0	$.05	$(16)	263.0	$(.06)
Dividends on preferred stock	(37)	—	(.11)	(35)	—	(.12)	(35)	—	(.13)
Issuance costs of redeemed Class A preferred stock	(4)	—	(.01)	—	—	—	—	—	—

Basic and diluted loss available to common stockholders	$(41)	337.3	$(.12)	$(21)	281.0	$(.07)	$(51)	263.0	$(.19)

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

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We will classify a hotel as held for sale in the period in which we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease incurring depreciation. We will classify the loss, together with the related operating results, as discontinued operations on our consolidated statement of operations and classify the assets and related liabilities as held for sale on the balance sheet.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions.

Minority Interest

The percentage of the operating partnership owned by third parties is presented as interest of minority partners of Host LP in the consolidated balance sheets and was $122 million and $130 million as of December 31, 2004 and 2003, respectively. Third party partnership interests in consolidated investments of the operating partnership that have finite lives are included in interest of minority partners of other consolidated partnerships in the consolidated balance sheets and totaled $83 million and $86 million at December 31, 2004 and 2003, respectively. Third party partnership interests in consolidated investments that have infinite lives are also included in interest of minority partners of other consolidated partnerships in the consolidated balance sheets and totaled $3 million at December 31, 2004 and 2003.

Income Taxes

We account for income taxes in accordance with SFAS 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, are not subject to federal income tax, provided we distribute all of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our consolidated taxable REIT subsidiaries are subject to Federal, state and foreign income tax. The consolidated income tax provision or benefit includes the tax provision related to the operations of the taxable REIT subsidiaries, Federal and state taxes on undistributed taxable income, and foreign taxes at the operating partnership, as well as each of their respective subsidiaries.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

As of December 31, 2004, our foreign operations consist of four properties located in Canada and one property located in Mexico. The operations of these properties are maintained in the local currency and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Revenues

Our consolidated results of operations reflect revenues and expenses of our hotels. Revenues are recognized when the services are provided.

Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheet are as follows (in millions):

	2004	2003
Unrealized gain on HM Services common stock	$5	$6
Foreign currency forward contracts	—	(1)
Foreign currency translation	8	23

Total accumulated other comprehensive income	$13	$28

Derivative Instruments

We have interest rate swaps and interest rate caps which are considered derivative instruments. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense, and the fair value of the derivatives is recorded on the accompanying balance sheet, with offsetting adjustments or charges recorded to the underlying debt. Otherwise the instruments are marked to market, and the gains and losses from the changes in the market value of the contracts are recorded in loss on foreign currency and derivative contracts. Upon early termination of an interest rate swap, gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated swap.

We are also subject to exposure from fluctuations in foreign currencies relating to our properties located in Canada and in Mexico City. We have purchased currency forward contracts related to the Canadian properties, which are considered derivative instruments. Gains and losses on contracts that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other comprehensive income. At December 31, 2004 and 2003, these contracts did not meet the requirements for hedge accounting and have been marked to market each period and included in loss on foreign currency and derivative contracts in the accompanying statement of operations. See Note 4 for further discussion of these contracts.

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

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

At December 31, 2004, we maintained two stock-based employee compensation plans, which are described more fully in Note 8. Prior to 2002, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, prospectively to all employee awards granted, modified or settled after January 1, 2002. Awards under our employee stock option plan generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income or loss for 2004, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to these awards since the original effective date of SFAS 123. The adoption of SFAS 123 did not change the calculation of stock-based employee compensation costs for shares granted under our deferred stock and restricted stock plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all of our outstanding and unvested awards in each period.

	Year Ended December 31,
	2004	2003	2002
	(in millions, except per share amounts)
Net income (loss), as reported	$—	$14	$(16)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	24	16	5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(25)	(16)	(6)

Pro forma net income (loss)	$(1)	$14	$(17)

Loss per share
Basic and diluted—as reported	$(.12)	$(.07)	$(.19)

Basic and diluted—pro forma	$(.12)	$(.07)	$(.20)

Application of New Accounting Standards

During November 2004, FASB ratified the Emerging Issues Task Force, or EITF, on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and does require restatement of prior period earnings per share amounts. As a result, we will include the common shares that are issuable from the conversion of the Exchangeable Senior Debentures, if dilutive, in our diluted earnings (loss) per share.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective as of the beginning of the first

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interim or annual reporting period that begins after June 15, 2005. The adoption of this standard in 2005 will not have a material effect on our consolidated financial position and results of operations.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2.	Property and Equipment

Property and equipment consists of the following as of December 31:

	2004	2003
	(in millions)
Land and land improvements	$826	$786
Buildings and leasehold improvements	7,922	7,608
Furniture and equipment	1,091	1,062
Construction in progress	85	55

	9,924	9,511
Less accumulated depreciation and amortization	(2,650)	(2,426)

	$7,274	$7,085

3.    Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consists of the following:

	As of December 31, 2004
	Ownership Interests	Our Investment	Debt	Assets
	(in millions)
Host Marriott Financial Trust	100%	$17	$475	$492 million of convertible subordinated debentures
CBM Joint Venture LLC	50%	33	$898	120 Courtyard hotels
Tiburon Golf Ventures, L.P.	49%	19	—	36-hole golf club
Other	1%	—	—	Two full-service hotels

Total		$69	$1,373

	As of December 31, 2003
	Ownership Interests	Our Investment	Debt	Assets
	(in millions)
CBM Joint Venture LLC	50%	$54	$901	120 Courtyard hotels
Tiburon Golf Ventures, L.P.	49%	20	—	36-hole golf club
Other	1%-49%	—	—	Three full-service hotels

Total		$74	$901

Due to the implementation of FIN 46R, we were required to deconsolidate the accounts of the Host Marriott Financial Trust (the “Trust”), which was created solely to issue 11 million shares of 6 3/4% convertible quarterly

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income preferred securities (the “Convertible Preferred Securities”). This resulted in our recognizing the $492 million in the 6 3/4% convertible subordinated debentures due December 2026 (the “Convertible Subordinated Debentures”) issued by the Trust as debt, eliminating the $475 million of Convertible Preferred Securities previously classified in the mezzanine section of our balance sheet and recognizing, as an equity investment, the $17 million invested in the Trust. Additionally, we have classified the related payments as interest expense on our consolidated statements of operations. For further information on the Trust and the Convertible Preferred Securities, see Note 4.

CBM Joint Venture LLC (“CBM Joint Venture”) is a joint venture with Marriott International that collectively owns, through two limited partnerships, 120 limited service hotels. On December 15, 2004, we announced the signing of a purchase and sale agreement whereby a third party will acquire approximately 85% of our interest in the CBM Joint Venture for approximately $92 million.

As of December 31, 2004, the CBM Joint Venture had approximately $898 million of debt comprised of first mortgage loans secured by the properties owned by each of the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt. The lender of the mezzanine debt is an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. Each of CBM’s Joint Venture’s 120 hotels is operated by Marriott International pursuant to long-term management agreements. We own a 50% non-controlling interest in the joint venture and record the investment using the equity method. We did not receive any distributions from this investment during 2004, 2003 or 2002.

We have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort. Cash distributions from this investment were approximately $6 million, $1 million and $1 million in 2004, 2003 and 2002, respectively.

During June 2003, we acquired the remaining general partner interest and preferred equity interest held by outside partners in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel in Washington, D.C. for approximately $3 million. We also became the sole limited partner after the partnership foreclosed on a note receivable from the other limited partner. As a result, effective June 20, 2003, we consolidated the partnership, and recorded property and equipment of approximately $131 million and $95 million in mortgage debt.

We own minority interests in three partnerships that directly or indirectly own two hotels. The total carrying value of these partnerships is less than $500,000, and we do not have any guarantees or commitments in relation to these partnerships and all of the debt is non-recourse to us. On December 30, 2004, we sold our 49% interest in Duna Szalloda Rt., a partnership that owns the Budapest Marriott hotel, for approximately $1 million.

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2004	2003
	(in millions)
Property and equipment, net	$1,049	$1,021
Convertible subordinated debentures due from Host Marriott Corporation	492	—
Other assets	77	131

Total assets	$1,618	$1,152

Debt	$898	$901
Other liabilities	106	86
Convertible Preferred Securities	475	—
Equity	139	165

Total liabilities and equity	$1,618	$1,152

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2004	2003	2002
	(in millions)
Total revenues	$441	$427	$526
Operating expenses
Expenses	(325)	(318)	(368)
Depreciation and amortization	(57)	(58)	(68)

Operating profit	59	51	90
Interest income	33	—	—
Interest expense	(92)	(94)	(108)
Dividends on Convertible Preferred Securities	(32)	—	—

Net loss	$(32)	$(43)	(18)

4.	Debt

Debt consists of the following:

	December 31,
	2004	2003
	(in millions)
Series B senior notes, with a rate of 7 7/8% due August 2008	$304	$1,196
Series C senior notes, with a rate of 8.45% due December 2008	—	218
Series E senior notes, with a rate of 8 3/8% due February 2006	300	300
Series G senior notes, with a rate of 9 1/4% due October 2007	243	244
Series I senior notes, with a rate of 9 1/2% due January 2007	468	484
Series J senior notes, with a rate of 7 1/8% due November 2013	—	725
Series K senior notes, with a rate of 7 1/8% due November 2013	725	—
Series L senior notes, with a rate of 7% due August 2012	346	—
Exchangeable Senior Debentures with a rate of 3.25% due 2024	491	—
Senior notes, with an average rate of 9.7% maturing through 2012	13	13

Total senior notes	2,890	3,180

Mortgage debt (non-recourse) secured by $2.9 billion of real estate assets, with an average rate of 7.7% and 7.8% at December 31, 2004 and 2003, respectively, maturing through February 2023 (1)	2,043	2,205
Credit facility	—	—
Convertible Subordinated Debentures with a rate of 6 3/4% due December 2026	492	—
Other	98	101

Total debt	$5,523	$5,486

(1)	Excludes $20 million of mortgage debt related to the Hartford Marriott Farmington, that was reclassified as liabilities associated with assets held for sale at December 31, 2004. The hotel was sold on January 6, 2005.

Senior Notes

We have various series of senior notes outstanding, all of which have been issued under indentures that contain certain financial covenants that, in the event of a default, would prohibit us from incurring additional

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indebtedness. These covenants include a consolidated coverage ratio of EBITDA-to-interest expense of 2.0 to 1.0, which limits our ability to incur additional debt and make dividend payments except to the extent required to maintain our REIT status. Interest on our senior notes is payable semiannually. The Series J, Series K and Series L indenture contain certain provisions that allow for additional flexibility to incur debt, utilize asset sale proceeds, make certain investments and pay dividends on our preferred stock. However, these provisions will only go into effect once all pre-Series J senior notes are repaid or the pre-Series J indenture has been amended to allow for these same provisions. As of December 31, 2004, we are in compliance with our senior notes covenants.

The face amount of our outstanding senior notes as of December 31, 2004 and 2003 was $2.9 billion and $3.2 billion, respectively. The outstanding senior notes balance as of December 31, 2004 and 2003 includes discounts of approximately $14 million and $4 million, respectively, and fair value adjustments for interest rate swap agreements of approximately $19 million and $37 million, respectively, that are discussed in further detail below.

Issuances.    On August 4, 2004, we issued $350 million of 7% Series L senior notes and received net proceeds of $345 million after discounts, underwriting fees and expenses. The Series L senior notes mature on August 15, 2012 and are equal in right of payment with all of our other senior indebtedness. Interest is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2005. On September 2, 2004, we used the net proceeds from the issuance of the Series L senior notes and available cash to redeem $336 million of our 7 7/8% Series B senior notes, which is discussed below.

In October 2003, we issued $725 million of 7 1/8% Series J senior notes due in 2013. The proceeds were used to redeem $429 million of our existing Series A senior notes and $282 million of our existing Series C senior notes, which is discussed below. In February 2004, the Series J senior notes were exchanged for $725 million of 7 1/8% Series K senior notes. The terms of the Series K senior notes are substantially identical to the terms of the Series J notes, except that the Series K senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable.

Repayments.    During 2004, we redeemed a total of $895 million of our Series B senior notes and $218 million of our Series C senior notes, both of which were scheduled to mature in 2008. The Series B senior note redemptions were funded through the proceeds from issuance of our Series L senior notes and the proceeds from issuance of the Exchangeable Senior Debentures (discussed below). The redemption of our Series C senior notes was funded by the proceeds from the insurance settlement for the Marriott World Trade Center hotel. The terms of our senior notes require the payment of a call premium to holders in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss of approximately $54 million on the early extinguishment of debt in 2004, which includes the payment of the call premium and the acceleration of related deferred financing fees. During 2003, we redeemed approximately $790 million of senior notes, $711 million of which were redeemed with the proceeds from issuance of the Series J senior notes. We recorded a loss of approximately $30 million on the early extinguishment of debt in 2003, which includes the payment of the call premium and the acceleration of the original issue discounts and related deferred financing fees. The debt prepayment losses are included in interest expense in the accompanying statements of operations.

Exchangeable Senior Debentures.    On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The Exchangeable Senior Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on April 15, 2004. We can redeem for cash all, or part of, the Exchangeable Senior Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

set forth in the indenture. Holders have the right to require us to repurchase the Exchangeable Senior Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. The Exchangeable Senior Debentures are exchangeable into shares of our common stock at an initial rate of 54.6448 shares for each $1,000 of principal amount of the debentures for a total of approximately 27 million shares, which is equivalent to an initial exchange price of $18.30 per share of our common stock. The exchange rate is adjusted for, among other things, the payment of dividends to our common stockholders. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, currently, for at least 20 of 30 trading days. The Exchangeable Senior Debentures and the common stock issuable upon exchange of the debentures have not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined.

Convertible Subordinated Debentures.    Host Marriott Financial Trust, a wholly owned subsidiary, holds approximately 9.5 million shares of 6 3/4% convertible quarterly income preferred securities, with a liquidation preference of $50 per share (for a total liquidation amount of $475 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Trust. The payment of distributions by the Trust, payments on liquidation of the Trust, or the redemption of the Convertible Preferred Securities are guaranteed by us. This guarantee, when taken together with our obligations under the indenture pursuant to which the Convertible Subordinated Debentures were issued provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in the Convertible Subordinated Debentures issued by us. The Trust exists solely to issue the Convertible Preferred Securities and its own common securities (the “Common Securities”) and invest the proceeds therefrom in the Convertible Subordinated Debentures, which is its sole asset. Separate financial statements of the Trust are not presented because of our guarantee described above; our management has concluded that such financial statements are not material to investors as the Trust is wholly owned and essentially has no independent operations.

Each of the Convertible Preferred Securities and the related Convertible Subordinated Debentures are convertible at the option of the holder into shares of our common stock at the rate of 3.2537 shares per Convertible Preferred Security for a total of approximately 31 million shares (equivalent to a conversion price of $15.367 per share of our common stock). The Issuer will only convert Convertible Subordinated Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. The conversion ratio and price have been adjusted to reflect various transactions including the REIT conversion.

Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% payable quarterly in arrears. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities correspond to the interest rate and interest and other payment dates on the Convertible Subordinated Debentures. We may defer interest payments on the Convertible Subordinated Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Convertible Subordinated Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, we will not be permitted to declare or pay any cash distributions with respect to our capital stock or debt securities that rank pari passu with or junior to the Convertible Subordinated Debentures.

Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Trust’s option upon any redemption by us of the Convertible Subordinated Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Convertible Subordinated Debentures upon the occurrence of a default, the Convertible Preferred Securities are subject to mandatory redemption.

In connection with the REIT conversion, the Host LP assumed primary liability for repayment of the Convertible Subordinated Debentures underlying the Convertible Preferred Securities. Upon conversion by a

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Securities holder, we will issue shares of our common stock, which will be delivered to such holder. Upon the issuance of such shares by us, the operating partnership will issue to us a number of OP units equal to the number of shares of our common stock issued in exchange for the Convertible Subordinated Debentures.

In December 2003, the FASB issued a revision to FIN No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”). Under this guidance, the Trust is considered to be a special purpose entity because its activities are so restricted that we, the sole equity holder, lack the ability to make decisions about the Convertible Preferred Securities Trust’s activities through voting or similar rights.

We were required to apply the provisions of FIN 46R to the Convertible Preferred Securities Trust in our first quarter of 2004. Under FIN 46R we are not the primary beneficiary and, accordingly, we were required to deconsolidate the accounts of the Trust. This resulted in our recognizing the $492 million in Convertible Subordinated Debentures issued by the Trust as debt, eliminating the $475 million of Convertible Preferred Securities previously classified in the mezzanine section of our balance sheet and recognizing, as an equity investment, the $17 million invested in the Trust. Additionally, we have classified the related interest payments as interest expense.

Amended and Restated Credit Facility.    On September 10, 2004, we entered into an amended and restated credit facility (the “Credit Facility”) with Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other lenders. The Credit Facility amends our prior credit facility and provides aggregate revolving loan commitments in the amount of $575 million with an option to increase the amount of the facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. The Credit Facility also includes sub-commitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The Credit Facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity. Interest on borrowings under the Credit Facility will be calculated based on a spread over LIBOR ranging from 2.00% to 3.75%. The rate will vary based on our leverage ratio. We are required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the Credit Facility. Currently, the commitment fee is .55% on an annual basis. As of February 23, 2005, we have not drawn on the Credit Facility.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2004, we have 28 assets that are secured by mortgage debt, with a weighted average interest rate of 7.7%. Ten of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The impact of these covenants is discussed below.

Eight of our hotel properties secure a $571 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-through certificates, which we refer to as the CMBS Loan. These hotels securing the CMBS Loan are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, the Boston Hyatt Regency, The Drake Hotel New York, the Westin Buckhead Atlanta, and the Swissôtel Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Portfolio after payment of debt service (approximately $64 million) if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. This provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of December 31, 2004 and 2003, approximately $37 million and $15 million, respectively, of cash was escrowed.

On July 12, 2002, we modified the terms of the mortgage debt secured by our four Canadian properties. Under the terms of this modification, we agreed to escrow the excess cash flow from these hotels on a retroactive basis effective December 29, 2001. In April 2003, approximately $7 million of the cash escrowed in accordance with the loan was applied to the outstanding balance of the indebtedness and approximately $2 million was released to us. In July 2003, we entered into an agreement with the lenders to further modify certain covenants so that we would not be required to make additional prepayments at that time. The terms of the modification required us to provide $10 million of cash collateral and pay an additional 25 basis points of interest on the loan. On December 29, 2003, we made a partial repayment of $32 million. In conjunction with the repayment, one of the hotels and the $10 million was released from the collateral in 2003. On December 15, 2004, we repaid an additional $34 million repayment and an additional hotel was released from the collateral. As of December 31, 2004, approximately $7 million was escrowed. There were no amounts escrowed at December 31, 2003.

In addition to the prepayments of the mortgage debt secured by our Canadian properties, during the first quarter of 2004 we prepaid $82 million dollars of mortgage debt secured by four of our properties. The prepayment of this debt was made with proceeds from the sale of assets.

In conjunction with the purchase of the Scottsdale Marriott at McDowell Mountains in September 2004, we assumed the outstanding mortgage debt of approximately $34 million. The debt has a fixed rate of interest equal to 6.08% and matures in on December 1, 2008.

On September 9, 2003, we refinanced the $95 million mortgage debt secured by the JW Marriott in Washington, D.C. with an $88 million floating-rate mortgage loan with an interest rate of one-month LIBOR plus 210 basis points (4.5% at December 31, 2004). Although the loan matures in 2005, we may extend the term of the loan for three one-year periods upon satisfaction of certain conditions (we must purchase an interest rate cap to obtain the first one-year extension and the two remaining extensions are subject to certain debt service coverage levels). The loan may be prepaid beginning in May 2004, and no prepayment penalty will be assessed for any prepayments made after March 2005. We also purchased an interest rate cap at the inception of the loan, as discussed below.

In January 2003, we prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties. We did not incur any prepayment penalties as a result of this debt extinguishment. The loss on the early extinguishment of debt related to the write-off of deferred financing fees, which was minimal, is included in interest expense in the accompanying statements of operations.

Derivative Instruments

The mortgage loan on our Canadian properties is denominated in U.S. dollars and the functional currency of the Canadian subsidiaries is the Canadian dollar. At the time of the origination of the loan, each of the subsidiaries entered into 60 separate currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment. These contracts were designated as cash flow hedges of the debt service and balloon payment and were recorded at fair value on the balance sheet with

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offsetting changes recorded in accumulated other comprehensive income. During 2003, we prepaid approximately $39 million of the loan and terminated the foreign currency contracts equal to the prepayments for a payment of approximately $8 million. As a result, substantially all of the forward currency contracts were deemed ineffective for accounting purposes and we recorded a loss on the contracts of approximately $18 million in 2003, which is included in “Loss on foreign currency and derivative contracts” in the accompanying consolidated statement of operations. Subsequent to the prepayment date, we record the increase or decrease in the fair value of the outstanding forward currency contracts in net income (loss) each period. In December 2004, we made an additional $34 million prepayment on the loan and, in early 2005, we terminated the foreign currency contracts equal to the prepayment for a payment of approximately $8 million. The fair value of the contracts on December 31, 2004 and 2003 was approximately $(20) million and $(12) million, respectively. We also purchased an interest rate cap for approximately $0.4 million which caps the floating interest rate at 10.75% based on a notional amount ($48.3 million). The cap is a derivative that is marked to market with any resulting gains or losses recorded in loss on foreign currency and derivative contracts in the current period. The fair value of the interest rate cap was zero and $0.1 million, respectively, at December 31, 2004 and 2003.

On August 21, 2003, we entered into two four-year interest rate swap agreements, which mature October 2007, effectively converting our Series G senior notes to floating-rate debt. Under the swaps, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points (8.1% at December 31, 2004) on a $242 million notional amount, which is approximately equal to the current amount of outstanding Series G senior notes. We have designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements will be recognized over the life of the agreements as an adjustment to interest expense. Changes in the fair value of the swaps and our Series G senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of these interest rate swaps was $1 million and $2 million at December 31, 2004 and 2003, respectively.

On December 20, 2001, we entered into a 5-year interest rate swap agreement, which was effective on January 15, 2002 and matures in January 2007, effectively converting our Series I senior notes to floating rate debt. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points (6.9% at December 31, 2004) on a $450 million notional amount, which is equal to the current amount of outstanding Series I senior notes. We have designated the interest rate swap as a fair value hedge for both financial reporting and tax purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the Series I senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of this interest rate swap at December 31, 2004 and 2003 was $18 million and $34 million, respectively.

In connection with the refinancing of the mortgage debt secured by the JW Marriott, Washington, D.C. in September 2003, we purchased an interest rate cap with a notional amount of $88 million, which caps the floating interest rate at 8.1% for the first two years of the loan. The cap represents a derivative that is marked to market and the gains and losses from changes in the market value of the cap are recorded in loss on foreign currency and derivative contracts in the current period. The fair value of the interest rate cap was zero at December 31, 2004 and 2003.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2004 are as follows (in millions) (1):

2005	$70
2006	682
2007	873
2008	599
2009	753
Thereafter	2,532

5,509
Fair value adjustment for interest rate swaps	19
Discount on senior notes	(14)
Capital lease obligations	9

$5,523

(1)	Aggregate debt maturities exclude the $20 million of mortgage debt related to the Hartford Marriott Farmington, that was classified as liabilities associated with assets held for sale at December 31, 2004. The hotel was sold on January 6, 2005.

Interest

Cash paid for interest, net of amounts capitalized, was $453 million in 2004, $468 million in 2003 and $449 million in 2002. During 2004, 2003 and 2002, we capitalized $3 million, $2 million and $2 million of interest expense. We recorded losses, which have been included in interest expense on our consolidated statement of operations, during 2004 and 2003, of approximately $55 million and $33 million, respectively, on the early extinguishment of debt, which includes prepayment premiums and the acceleration of the related discounts and deferred financing costs. Deferred financing costs, which are included in other assets, amounted to $70 million and $82 million, net of accumulated amortization, as of December 31, 2004 and 2003, respectively. Amortization of deferred financing costs totaled $16 million, $17 million, and $16 million in 2004, 2003 and 2002, respectively.

Amortization of property and equipment under capital leases totaled $2 million, $3 million and $3 million in 2004, 2003 and 2002, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5.	Stockholders’ Equity

Seven hundred fifty million shares of common stock, with a par value of $0.01 per share, are authorized, of which 350.3 million and 320.3 million were outstanding as of December 31, 2004 and 2003, respectively. Fifty million shares of no par value preferred stock are authorized, with 14.0 million shares outstanding as of December 31, 2004 and 2003.

Dividends.    Our policy on common dividends is generally to distribute at least 100% of our taxable income, unless otherwise contractually restricted. For our preferred dividends, we will generally pay the quarterly dividend, regardless of the amount of taxable income, unless similarly contractually restricted. While we are not currently restricted in our ability to pay dividends, during the second half of 2002 and through the first quarter of 2004 we were limited in our ability to pay dividends, except to the extent necessary to maintain our REIT status.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the amount of common and preferred dividends declared as follows:

	2004	2003	2002
Common stock	$.05	$—	$—
Class A preferred stock 10% (1)	1.38	2.50	2.50
Class B preferred stock 10%	2.50	2.50	2.50
Class C preferred stock 10%	2.50	2.50	2.50
Class E preferred stock 8 7/8%	1.37	—	—

(1)	We redeemed all of the outstanding shares of the Class A preferred stock in August 2004.

Common Stock and OP Units.    During June 2004, October 2003 and August 2003, we sold 25.0 million, 23.5 million and 27.5 million shares of our common stock, respectively, at a price to the public of $12.12, $10.75 and $9.25 per share, respectively. The net proceeds from the sales were $301 million, $250 million and $251 million, respectively, after payment of the underwriting discount and offering expenses.

Preferred Stock.    We currently have three classes of publicly-traded preferred stock outstanding: 4,000,000 shares of 10% Class B preferred stock; 5,980,000 shares of 10% Class C preferred stock and 4,034,400 shares of 8 7/8% Class E preferred shares. Holders of all classes of the preferred stock are entitled to receive cumulative cash dividends at their respective rate per annum of the $25.00 per share liquidation preference and are payable quarterly in arrears. After April 29, 2005, March 27, 2006, and June 2, 2009, we have the option to redeem the Class B preferred stock, Class C preferred stock and Class E preferred stock, respectively, for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The preferred stock classes rank senior to the common stock and the authorized Series A junior participating preferred stock (discussed below), and on a parity with each other. The preferred stockholders generally have no voting rights. Accrued preferred dividends at December 31, 2004 and 2003 were $8 million and $9 million, respectively.

Stockholders Rights Plan.    In November 1998, the Board of Directors adopted a stockholder rights plan (as amended December 24, 1998) under which a dividend of one preferred stock purchase right was distributed for each outstanding share of our common stock. Each right when exercisable entitles the holder to buy 1/1,000th of a share of a Series A junior participating preferred stock of ours at an exercise price of $55 per share, subject to adjustment. The rights are exercisable 10 days after a person or group acquired beneficial ownership of at least 20%, or began a tender or exchange offer for at least 20%, of our common stock. Shares owned by a person or group on November 3, 1998 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are non-voting and expire on November 22, 2008, unless exercised or previously redeemed by us for $.005 each. If we were involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either our company or the acquiror having a value of twice the exercise price of the right.

6.	Income Taxes

In December 1998, we restructured ourselves to enable us to qualify for treatment as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation on its operating income to the extent it distributes at least 90% of its taxable income. In addition to paying Federal and state taxes on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets, if

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any. Additionally, our consolidated taxable REIT subsidiaries are subject to Federal, state and foreign income tax. The consolidated income tax provision or benefit includes, primarily, the tax provision related to the operations of the taxable REIT subsidiaries, Federal and state taxes on any undistributed taxable income, and international taxes at the operating partnership, as well as each of their respective subsidiaries.

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

Total deferred tax assets and liabilities at December 31, 2004 and December 31, 2003 were as follows:

	2004	2003
	(in millions)
Deferred tax assets	$125	$99
Less: Valuation allowance	(14)	(9)

Subtotal	111	90
Deferred tax liabilities	(80)	(78)

Net deferred income tax asset	$31	$12

The valuation allowance required under SFAS 109 primarily represents a net operating loss carryforward of a foreign affiliate (“NOL”) the benefit of which was not previously recorded, but which has been recorded under SFAS 109 as a deferred tax asset with an offsetting valuation allowance. Any subsequent reduction in the valuation allowance related to the NOL will be recorded as a reduction of income tax expense. The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 2004 and December 31, 2003 were as follows:

	2004	2003
	(in millions)
Investment in hotel leases	$29	$42
Deferred gains	1	5
Management fees	10	7
Interest expense	18	9
Other	7	2
Net operating loss carryforwards	44	23
Alternative minimum tax credit carryforwards	2	2
Safe harbor lease investments	(20)	(20)
Property and equipment	(4)	(3)
Investments in affiliates	(56)	(55)

Net deferred income tax asset (liability)	$31	$12

At December 31, 2004, we have net operating loss carryforwards of approximately $110 million, which expire through 2024.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (provision) benefit for income taxes for continuing operations consists of:

	2004	2003	2002
	(in millions)
Current—Federal	$9	$23	$(12)
—State	—	3	(5)
—Foreign	(6)	(5)	(6)

	3	21	(23)

Deferred—Federal	6	(9)	19
—State	1	(1)	2
—Foreign	—	2	—

	7	(8)	21

	$10	$13	$(2)

The benefit (provision) for income taxes, including the amounts associated with discontinued operations, were $10 million, $9 million and $(6) million in 2004, 2003 and 2002, respectively.

A reconciliation of the statutory Federal tax (provision) benefit to our income tax (provision) benefit for continuing operations follows:

	2004	2003	2002
	(in millions)
Statutory Federal tax benefit	$26	$83	$23
Nontaxable loss of REIT	(12)	(69)	(13)
Built-in-gain tax	—	—	1
State income taxes, net of Federal tax benefit	1	2	(3)
Tax contingencies	1	—	(4)
Tax on foreign source income	(6)	(3)	(6)

Income tax (provision) benefit	$10	$13	$(2)

Cash paid for income taxes, net of refunds received, was $10 million, $21 million and $2 million in 2004, 2003 and 2002, respectively.

7.    Leases

Hotel Leases.    Prior to 2001, we leased our hotels (the “Leases”) to one or more third party lessees (the “Lessees”) due to Federal income tax law restrictions on a REIT’s ability to derive revenues directly from the operation of a hotel. Effective January 1, 2001, the REIT Modernization Act amended the tax laws to permit REITs to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary. During 2001, we acquired the lessee entities owning the leasehold interests with respect to our full-service hotels, and as a result, our revenues reflect hotel level sales instead of rental income.

Hospitality Properties Trust Relationship.    In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard properties and 18 Residence Inns to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at our option. Minimum rent payments are $55 million annually for the Courtyard properties and $18 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases.

In 1998, we sublet the HPT hotels (the “Subleases”) to separate sublessee subsidiaries of Crestline (the “Sublessee”), subject to the terms of the applicable HPT lease. The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either we or the sublessee elect not to renew the Sublease provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT hotels (one for Courtyard hotels and one for Residence Inn hotels). Rent payable by Crestline under the Sublease consists of the minimum rent payable under the HPT lease and an additional percentage rent payable to us. The percentage rent payable by the Sublessee is generally sufficient to cover the additional rent due under the HPT lease, with any excess being retained by the Sublessor. The rent payable under the Subleases is guaranteed by Crestline, up to a maximum amount of $30 million, which is allocated between the two pools of HPT hotels.

Other Lease Information.    As of December 31, 2004, 40 of all or a portion of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We also have leases on facilities used in our former restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or 10-year periods. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. The restaurant and equipment leases are accounted for as either operating or capital leases, depending on the characteristics of the particular lease arrangement. The amortization charge applicable to capitalized leases is included in depreciation expense in the accompanying consolidated statements of operations.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2004. Minimum payments for capital leases have not been reduced by aggregate minimum sublease rentals from restaurant subleases of $0.2 million, payable to us under non-cancelable subleases. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $27 million and $550 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2005	$4	$111
2006	4	108
2007	3	106
2008	—	119
2009	—	117
Thereafter	—	1,248

Total minimum lease payments	11	$1,809

Less amount representing interest	(2)

Present value of minimum lease payments	$9

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We remain contingently liable on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $33 million at December 31, 2004. However, management considers the likelihood of any material funding related to these leases to be remote.

Rent expense consists of:

	2004	2003	2002
	(in millions)
Minimum rentals on operating leases	$123	$127	$120
Additional rentals based on sales	18	13	21
Less: sublease rentals	(83)	(79)	(81)

	$58	$61	$60

8.    Employee Stock Plans

We maintain two stock-based compensation plans, including the comprehensive stock plan (the “Comprehensive Plan”), whereby we may award to participating employees (i) options to purchase our common stock, (ii) deferred shares of our common stock and (iii) restricted shares of our common stock, and the employee stock purchase plan. At December 31, 2004, there were approximately 2 million shares of common stock reserved and available for issuance under the Comprehensive Plan.

Prior to 2002, we accounted for expense under these plans according to the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Consequently, no compensation expense was recognized for stock options issued under the Comprehensive Plan or stock issued under the employee stock purchase plan. Effective January 1, 2002, we adopted the expense recognition provisions of SFAS 123 for employee stock options granted on or after January 1, 2002 only. Options granted in fiscal years prior to 2002 will continue to be accounted for using the intrinsic value method as described in APB 25 until the effective date of SFAS 123 (revised). As a result of the change in accounting method, we now record compensation expense for employee stock options based on the fair value of the options at the date of grant. We also record compensation expense for shares issued under our employee stock purchase plan. The implementation of SFAS 123 had no effect on the calculation of compensation expense for shares granted under deferred stock and restricted stock plans. For additional information on the effects of this change in accounting method, see Note 1.

Employee Stock Options.    Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. Non-qualified options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant.

In connection with the Host Marriott Services (“HM Services”) spin-off in 1995, outstanding options held by our current and former employees were redenominated in both our and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between us and HM Services, we originally had the right to receive up to 1.4 million shares of HM Services’ common stock or an equivalent cash value subsequent to

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly owned subsidiary of Autogrill SpA of Italy, acquired HM Services. Since HM Services is no longer publicly traded, all future payments to us will be made in cash, as HM Services has indicated that the receivable will not be settled in Autogrill SpA stock. As of December 31, 2004 and 2003, the receivable balance was approximately $4 million and $6 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

For purposes of the following disclosures required by SFAS 123, the fair value of each stock option granted has been estimated on the date of grant using an option-pricing model. There were no stock options granted in 2004 or 2003. Compensation expense for the stock options is recognized on a straight-line basis over the vesting period. The following weighted average assumptions were used for grants issued during 2002: risk-free interest rates of 3.8%, volatility of 36%, expected lives of 15 years; and dividend yield of 6.0%. The weighted average fair value per option granted during 2002 was $1.41. As a result of the implementation of SFAS 123, we recorded compensation expense of $280,000, $274,000 and $47,000, respectively, for 2004, 2003 and 2002, which represents the expense for stock options granted after January 1, 2002 only.

The following table is a summary of the status of our stock option plans that have been approved by our stockholders for the three years ended December 31, 2004. We do not have stock option plans that have not been approved by our stockholders.

	2004		2003		2002
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	4.5	$6	5.4	$6	4.9	$6
Granted	—	—	—	—	.9	8
Exercised	(1.6)	7	(.6)	6	(.2)	4
Forfeited/expired	(.3)	8	(.3)	9	(.2)	9

Balance, at end of year	2.6	6	4.5	6	5.4	6

Options exercisable at year-end	2.0		3.2		3.3

The following table summarizes information about stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$ 1 – 3	1.0	2	$2	1.0	2
4 – 6.1		4	6.1		6
7 – 9	1.1	12	8.6		8
10 – 12.4		11	11.3		11
13 – 19	—	8	18	—	18

	2.6			2.0

Deferred Stock.    Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees may elect to defer payments until termination or retirement. We accrue compensation expense on a straight-line basis over the vesting period for the fair market value of the shares on the date of grant, less estimated forfeitures. No shares were granted under this plan in 2004. In 2003 and 2002, 45,000 and 23,000 shares, respectively, were granted under this plan. The compensation cost that has been charged against income for deferred stock was not material for all periods presented. The weighted average fair value per share granted during 2003 and 2002 was $8.00 and $9.95, respectively. The implementation of SFAS No. 123 had no impact on the calculation of compensation expense for the deferred stock incentive plan.

Restricted Stock.    From time to time, we award restricted stock shares under the Comprehensive Plan to officers and key executives to be distributed over the next three years in annual installments based on continued employment and the attainment of certain performance criteria. We recognize compensation expense over the restriction period equal to the fair market value of the shares issued, which is adjusted for fluctuation in the fair market value of our common stock. The number of shares issued is adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria. In 2004, 2003 and 2002, 11,000, 3,203,000 and 906,000 shares, respectively, of restricted stock plan shares were granted to certain key employees under these terms and conditions. No shares were forfeited in 2004 and approximately 1,006,000 and 34,000 shares, respectively, were forfeited in 2003 and 2002. We recorded compensation expense of approximately $23 million, $15 million and $5 million, respectively, in 2004, 2003 and 2002 related to these awards. The weighted average grant date fair value per share granted during each year was $12.50 in 2004, $8.82 in 2003 and $10.49 in 2002. Under these awards, 2.3 million shares were outstanding at December 31, 2004.

In 2003, we also started a restricted stock program for our upper-middle management with 40% of the shares automatically vesting on the grant date, and the remaining 60% vesting over two years, subject to continued employment. We recognize compensation expense over the restriction period equal to the fair market value of the shares issued, which is adjusted for fluctuation in the fair market value of our common stock. The number of shares granted is adjusted for the level of attainment of performance criteria. During 2004, approximately 89,000 shares were granted under these terms and conditions that had a weighted average grant date fair value of $12.53. Approximately 34,000 shares were issued and 8,000 shares were forfeited during 2004. We recorded approximately $1 million of compensation expense related to these shares. Under this award, 47,000 shares were outstanding at December 31, 2004.

Employee Stock Purchase Plan.    Under the terms of the employee stock purchase plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan year, which runs from February 1 through January 31. We record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-pricing model with the following assumptions for 2004 and 2003, respectively: Risk-free interest rate of 2.9% and 1.3%, volatility of 34% and 36%, expected life of one year, and dividend yield of 0% for both years. For the 2004 and 2003 plan years, approximately 16,000 and 21,000 shares, respectively, were issued. The weighted average fair value of those purchase rights granted in 2004 and 2003 was $3.02 and $2.20, respectively. The compensation expense reflected in net income was not material for all periods presented.

Stock Appreciation Rights.    In 1998, 568,408 stock appreciation rights (“SARs”) were issued under the Comprehensive Plan to certain directors as a replacement for previously issued options that were cancelled during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to us upon conversion to a REIT. The SARs are fully vested and the grant prices range from $1.20 to $2.71 and have a weighted average price of $1.88. In 2004, 2003 and 2002, we recognized compensation expense for outstanding SARs as a result of fluctuations in the market price of our common stock of $.4 million, $1.6 million and $.8 million, respectively. As of December 31, 2004, approximately 67,000 SARs were outstanding.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by the Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material for the three years ended December 31, 2004.

10.	Discontinued Operations

Assets Held For Sale.    During December 2004, we entered into definitive, binding agreements to sell four hotels, which were subsequently sold in January 2005. During December 2003, we entered into a definitive, binding agreement to sell five hotels, which were all sold in the first quarter of 2004. We recorded impairment charges of approximately $.7 million and $1.6 million related to these hotels as of December 31, 2004 and 2003, respectively. We reclassified the assets and liabilities relating to these hotels as held for sale in our consolidated balance sheets as of December 31, 2004 and 2003, respectively, as detailed in the following table (in millions):.

	2004	2003
Property and equipment, net	$111	$72
Other assets	2	1

Total assets	$113	$73

Other liabilities	26	2

Total liabilities	$26	$2

Dispositions.    We disposed of nine hotels in 2004, disposed of eight hotels and abandoned one hotel (New York Marriott World Trade Center hotel—see Note 1 for more detail) in 2003 and disposed of one hotel in 2002 that require their operations and the related gains (losses) to be reclassified to discontinued operations in the statements of operations for all years presented. The following table summarizes the revenues, income before taxes, and the gain on disposals, net of tax, of the hotels that have been sold or classified as held for sale for the three years ended December 31, 2004 (in millions).

	2004	2003	2002
Revenues (1)	$133	$442	$334
Income before taxes (1)	12	191	45
Gain on disposals, net of tax	52	65	12

(1)	Revenues and income before taxes in 2003 include business interruption proceeds of $170 million related to the New York Marriott World Trade Center hotel settlement. See Note 1 for additional information.

11.	Acquisitions

On September 22, 2004, we acquired the 270-suite Scottsdale Marriott at McDowell Mountains for a purchase price of approximately $58 million, including the assumption of approximately $34 million of mortgage debt on the hotel. On July 15, 2004, we acquired the 450-suite Fairmont Kea Lani Maui for approximately $355 million. On April 27, 2004, we purchased the 455-room Chicago Embassy Suites, Downtown-Lakefront for approximately $89 million. During November 2003, we acquired the 806-room Hyatt Regency Maui Resort and Spa for $321 million.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 30, 2004, we received approximately $47 million in payment of a note receivable from a minority partner in a consolidated subsidiary that owns two hotels. At the request of the minority partner, the partnership purchased preferred units of Vornado Realty Trust (the “Vornado Preferred Units), which we held as of December 31, 2004. As the Vornado Preferred Units are not publicly traded, we have recorded them in other assets at their cost basis in our consolidated balance sheet. On January 3, 2005, these securities were transferred to the minority partner, in redemption of his partnership interest, and we also paid approximately $14 million to a second partner for the remaining minority interests in the partnership. No gain or loss was recognized on this transaction.

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

No pro forma statements of operations have been provided as the effect of the acquisitions is not significant.

12.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$7	$7	$54	$54
Financial liabilities
Senior notes (excluding fair value of swaps)	2,380	2,517	3,143	3,318
Exchangeable Senior Debentures	491	578	—	—
Mortgage debt and other, net of capital leases (1)	2,130	2,197	2,294	2,225
Convertible Subordinated Debentures	492	563	—	—
Convertible Preferred Securities	—	—	475	484

(1)	Mortgage debt and other, net of capital leases at December 31, 2004, excluding $20 million of mortgage debt, related to the Hartford Marriott Farmington, that was classified as held for sale at December 31, 2004. The hotel was sold on January 6, 2005.

Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Convertible Subordinated Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

13.	Marriott International Distribution and Relationship with Marriott International

We have entered into various agreements with Marriott International, including the management of the majority of our hotels including franchised properties; financing for joint ventures including the acquisition in 1996 of two full-service properties (one of which was sold on January 30, 2004) in Mexico City, Mexico for which Marriott International provided $29 million of debt financing and $28 million in preferred equity and the 2000 acquisition of two partnerships owning 120 limited-service hotels for a combined $372 million plus interest and legal fees (see Note 3) and certain limited administrative services.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In addition to these modifications, we expanded the pool of hotels subject to an existing agreement that allows us to sell assets unencumbered by a Marriott management agreement without the payment of termination fees. The remaining pool includes 36 assets, 73% (measured by EBITDA) of which may be sold over a period of time without the payment of a termination fee.

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

In 2004, 2003 and 2002, we paid Marriott International $129 million, $136 million and $144 million, respectively, in hotel management fees and $2 million, $4 million and $5 million, respectively, in franchise fees. Included in the management fees paid are amounts paid to Ritz-Carlton, Courtyard and Residence Inn.

14.	Hotel Management Agreements

Of our hotels, 78 are subject to management agreements under which Marriott International or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The agreements generally provide for payment of base management fees that are generally three percent of sales and incentive management fees generally equal to 20% to 50% of operating profit (as defined in the agreements) over a priority return (as defined) to us, with total incentive management fees not to exceed 20% of cumulative operating profit, or 20% of current year operating profit. In the event of early termination of the agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate certain management agreements if specified performance or extension thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement. Certain consolidated partnerships with a total of eight properties operate under a single agreement, cancellation of which would affect all the properties in these partnerships.

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

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are obligated to provide the manager with sufficient funds, generally 5% of revenue, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent we are not required to fund such amounts into escrow accounts, we remain liable to make such fundings in the future.

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

We also hold management agreements with hotel management companies other than Marriott International and Ritz-Carlton for 18 of our hotels. These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. Fourteen of the fifteen agreements also provide for incentive management fees generally equal to 10 to 25 percent of available cash flow, operating profit, or net operating income, as defined in the agreements.

15.	Geographic and Business Segment Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial, and thus, we report one business segment: hotel ownership. Our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between us and the foreign properties. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2004		2003		2002
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$3,529	$7,124	$3,172	$6,907	$3,226	$6,857
Canada	87	111	70	107	71	96
Mexico	24	39	46	71	48	78

Total	$3,640	$7,274	$3,288	$7,085	$3,345	$7,031

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Guarantees

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•	We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $33 million as of December 31, 2004.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership as part of Crestline in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Crestline, who, in turn, is indemnified by the current owner of the facility.

•	In connection with the sale of three hotels in the fourth quarter of 2004 and January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $20 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

17.	Mandatorily Redeemable Non-controlling Interests of All Entities

We consolidate five majority-owned partnerships, the Philadelphia Market Street HMC Limited Partnership, or Market Street; the Pacific Gateway, Ltd, or San Diego; the Lauderdale Beach Association or LBA; the Marriott Mexico City Partnership, or Mexico; and the East Side Hotel Associates, L.P., or East Side, have finite lives. The partnerships have lives ranging from 77 to 100 years and terminate between 2061 and 2097.

As of December 31, 2004, the minority interest holders in two of the partnerships have settlement alternatives in which they could be issued 257,476 and 1,444,000 OP units, respectively, based on their ownership percentages as stipulated in their partnership agreements. At December 31, 2004 and 2003, the OP units were valued at $29 million and $25 million, respectively. Three of these partnerships do not have any settlement alternatives. At December 31, 2004 and 2003, the fair values of the minority interests in these partnerships were approximately $127 million and $116 million, respectively. Subsequent to year-end, we acquired certain partnership interests in one of the partnerships for approximately $14 million. We also acquired, at fair value, the remaining partnership interests in a non-monetary exchange of assets. No gain or loss was recorded on the exchange.

18.	Subsequent Events

In January 2005, we sold the four hotels classified as held for sale for total proceeds of approximately $128 million, resulting in a gain of approximately $14 million.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Quarterly Financial Data (unaudited)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per share amounts)
Revenues	$777	$898	$784	$1,181	$3,640
Income (loss) from continuing operations	(36)	(6)	(47)	25	(64)
Income from discontinued operations	4	23	1	36	64
Net income (loss)	(31)	17	(47)	61	—
Net income (loss) available to common stockholders	(40)	7	(60)	52	(41)
Basic earnings (loss) per common share:
Continuing operations	(.14)	(.05)	(.17)	.05	(.31)
Discontinued operations	.02	.07	—	.10	.19
Net income (loss)	(.12)	.02	(.17)	.15	(.12)
Diluted earnings (loss) per common share:
Continuing operations	(.14)	(.05)	(.17)	.05	(.31)
Discontinued operations	.02	.07	—	.10	.19
Net income (loss)	(.12)	.02	(.17)	.15	(.12)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per share amounts)
Revenues	$742	$801	$703	$1,042	$3,288
Income (loss) from continuing operations	(39)	(23)	(68)	(108)	(238)
Income from discontinued operations	5	10	3	234	252
Cumulative effect of a change in accounting principle	—	—	(24)	24	—
Net income (loss)	(34)	(14)	(88)	150	14
Net income (loss) available to common stockholders	(43)	(23)	(97)	142	(21)
Basic earnings (loss) per common share:
Continuing operations	(.18)	(.12)	(.27)	(.37)	(.97)
Discontinued operations	.02	.03	.01	.75	.90
Cumulative effect of a change in accounting principle	—	—	(.09)	.08	—
Net income (loss)	(.16)	(.09)	(.35)	.46	(.07)
Diluted earnings (loss) per common share:
Continuing operations	(.18)	(.12)	(.27)	(.38)	(.97)
Discontinued operations	.02	.03	.01	.76	.90
Cumulative effect of a change in accounting principle	—	—	(.09)	.08	—
Net income (loss)	(.16)	(.09)	(.35)	.46	(.07)

The sum of the basic and diluted earnings (loss) per common share for the four quarters in all years presented differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods. Fourth quarter 2003 results were significantly affected by the insurance settlement of the New York Marriott World Trade Center hotel as discussed in Note 1. In addition, we recorded a cumulative effect of a change in accounting principle, SFAS 150-3, effectively reversing the adoption of SFAS 150 in the third quarter of 2003. There were no significant items in fourth quarter 2004.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Internal Control over Financial Reporting

See Item 8 for Management’s Report on Internal Control over Financial Reporting.

Item 9B.    Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from our 2005 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the section of HMC’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “Proposal No. 1: Election of Directors.” See Part I of this Annual Report for information regarding the executive officers.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of HMC’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to HMC’s Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of HMC’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “The Board of Directors and Committees of the Board.”

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 8 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/Governance section of our website at www.hostmarriott.com. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the sections of HMC’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders entitled: “Executive Officer Compensation,” “Aggregated Stock Option/SAR Exercises and Year-end Value,” “Compensation of Directors,” “Employment Arrangements” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The Information required by this item is incorporated by reference to the sections of HMC’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The Information required by this item is incorporated by reference to the section of HMC’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of HMC’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders entitled “Auditor Fees.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i)	FINANCIAL STATEMENTS

All financial statements of the registrant are set forth under Item 8 of this Report on Form 10-K.

(ii)	FINANCIAL STATEMENT SCHEDULES

The following financial information is filed herewith on the pages indicated.

Financial Schedules:

Page
III.	Real Estate and Accumulated Depreciation.	S-1 to S-5

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b) EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Host Marriott Corporation, HMC Merger Corporation and Host Marriott L.P. (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation Registration Statement No. 333-64793).

3.1	Articles of Amendment and Restatement of Articles of Incorporation of Host Marriott Corporation (incorporated by reference to Exhibit 3.3 to Host Marriott Corporation’s Amendment No. 2 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed on November 10, 1998).

3.2	Articles of Amendment of the Articles of Incorporation of Host Marriott Corporation (incorporated by reference to Exhibit 3.2 to Host Marriott Corporation’s Registration Statement on Form 8-A filed with the SEC on June 1, 2004).

3.3	Amended and Restated Bylaws of Host Marriott Corporation, effective November 9, 2004 (incorporated by reference to Exhibit 3.1 of Host Marriott Corporation’s Current Report on Form 8-K, filed on November 15, 2004).

3.4	Articles Supplementary of Host Marriott Corporation Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation Registration Statement on Form 8-A (Registration No. 001-14625) filed with the Commission on December 11, 1998).

3.5	Articles Supplementary of Host Marriott Corporation Classifying and Designating Preferred Stock of the Registrant as 10% Class B Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation Registration Statement on Form 8-A (Registration No. 001-14625) filed with the Commission on November 23, 1999).

Exhibit No.	Description

3.6	Articles Supplementary of Host Marriott Corporation Classifying and Designating Preferred Stock of the Registrant as 10% Class C Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation Registration Statement on Form 8-A (Registration No. 001-14625) filed with the Commission on March 23, 2001).

3.7	Articles Supplementary of Host Marriott Corporation Classifying and Designating Preferred Stock of the Registrant as 10% Class D Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.7 of Host Marriott Corporation’s report on Form 10-Q, filed August 4, 2003).

3.8	Articles Supplementary of Host Marriott Corporation Classifying and Designating Preferred Stock of the Registrant as 8 7/8% Class E Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 of Host Marriott Corporation’s report on Form 8-A, filed June 1, 2004).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.2	Indenture for the 6 3/4% Convertible Debentures, dated December 2, 1996, between Host Marriott Corporation and IBJ Schroeder Bank & Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation’s Registration Statement No. 333-19923).

4.3	First Supplemental Indenture, dated December 29, 1998, to Indenture, dated December 2, 1996, by and among Host Marriott Corporation, HMC Merger Corporation, Host Marriott, L.P., and IBJ Schroeder Bank & Trust Company (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation Current Report on Form 8-K, dated December 30, 1998).

4.4	Amended and Restated Trust Agreement, dated December 29, 1998, among HMC Merger Corporation, as Depositor, IBJ Schroeder Bank & Trust Company, as Property Trustee, Delaware Trust Capital Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr., W. Edward Walter and Christopher G. Townsend, as Administrative Trustees (incorporated by reference to Exhibit 4.9 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

4.5	Guarantee Agreement, dated December 2, 1996, between Host Marriott Corporation and IBJ Schroeder Bank & Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 4.6 of Host Marriott Corporation Registration Statement No. 333-19923).

4.6	Amendment No. 1, dated December 29, 1998, to Guarantee Agreement between Host Marriott Corporation and IBJ Schroeder Band & Trust Company, as Guarantee Trustee, dated December 2, 1996 (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation’s Current Report on Form 8-K, dated December 30, 1998).

4.7	Rights Agreement between Host Marriott Corporation and The Bank of New York as Rights Agent, dated as of November 23, 1998 (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Registration Statement on Form 8-A, filed on December 11, 1998).

4.8	Amendment No. 1 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of December 18, 1998 (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation’s Current Report on Form 8-K, filed on December 24, 1998).

4.9	Amendment No. 2 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of August 21, 2002 (incorporated by reference to Exhibit 4.3 to Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002, filed on October 21, 2002).

4.10	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation’s Registration Statement on Form 8-A (SEC File No. 333-55807) filed on December 11, 1998).

Exhibit No.	Description

4.11	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.12	First Supplemental Indenture to Amended and Restated Indenture dated as of August 5, 1998 among HMH Properties, Inc., the Guarantors and Subsidiary Guarantors named in the Amended and Restated Indenture, dated as of August 5, 1998, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.13	Reserved.

4.14	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Registration Statement No. 333-55807).

4.15	Fourth Supplemental Indenture, dated as of February 25, 1999, among Host Marriott, L.P., the Subsidiary Guarantors signatory thereto and Marine Midland Bank as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Fourth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No. 333-79275).

4.16	Sixth Supplemental Indenture, dated as of October 6, 2000, among Host Marriott, L.P., the Subsidiary Guarantors signatory thereto and HSBC Bank USA (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Sixth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No. 333-51944).

4.17	Ninth Supplemental Indenture, dated as of December 14, 2001, among Host Marriott, L.P. the Subsidiary Guarantors signatory thereto and HSBC Bank USA (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Ninth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No ..333-76550).

4.18	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee to the Amended and Restated Indenture, dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

4.19	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

Exhibit No.		Description

4.20		Fourteenth Supplemental Indenture, dated August 3, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.10 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

4.21		Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.22		Registration Rights Agreement, dated August 3, 2004, by and among Host Marriott, L.P., the Guarantors named therein and the purchasers named therein relating to the offer to exchange 7% Series L Senior Notes due 2012 for 7% Series M Senior Notes due 2012 (incorporated by reference to Exhibit 4.17 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

4.23	*	Loan Agreement, dated as of July 8, 1999, among BRE/Swiss L.L.C., HMC Cambridge LLC, HMC Reston LLC, HMC Burlingame Hotel LLC, and HMC Times Square Hotel LLC, as borrowers, and Bankers Trust Company, as lender.

4.24	*	First Amendment to Loan Agreement, dated as of August 18, 1999, among BRE/Swiss L.L.C., HMC Cambridge LLC, HMC Reston LLC, HMC Burlingame Hotel LLC, and HMC Times Square Hotel LLC, as borrowers, and Bankers Trust Company and Morgan Stanley Mortgage Capital Inc, as lenders.

10.1		Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P. (incorporated by reference to Exhibit 3.1 of Host Marriott, L.P.’s Registration Statement on Form S-4/A No. 333-55807, filed October 8, 1998).

10.2		Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of August 3, 1999, establishing an additional class of units entitled the Class A Preferred Units (incorporated by reference to Exhibit 3.2 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.3		Sixteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of November 29, 1999, establishing an additional class of units entitled the Class B Preferred Units (incorporated by reference to Exhibit 3.3 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.4		Twenty-fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of March 27, 2001, establishing an additional class of units entitled the Class C Preferred Units (incorporated by reference to Exhibit 3.4 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.5		Thirtieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P (incorporated by reference to Exhibit 3.5 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.6		Thirty-sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of June 19, 2003, establishing an additional class of units entitled the Class D Preferred Units (incorporated by reference to Exhibit 10.5 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004.

Exhibit No.	Description

10.7	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of June 2, 2004, establishing an additional class of units entitled the Class E Preferred Units (incorporated by reference to Exhibit 3.7 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

10.8	Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.9	Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.10	Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation Registration Statement No. 333-64793).

10.11	Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation Registration Statement No. 333-64793).

10.12	Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation Registration Statement No. 333-64793).

10.13	Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998).

10.14	Amendment No. 6, dated as of January 10, 2001, to the Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.15	Amendment No. 7, dated as of December 29, 2001, to the Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002).

10.16	Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.17	Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Form Report on 10-K for the year ended December 31, 1998).

10.18	Tax Sharing Agreement dated as of October 5, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.19	License Agreement dated as of December 29, 1998 by and among Host Marriott Corporation, Host Marriott, L.P., Marriott International, Inc. and Marriott Worldwide Corporation (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

Exhibit No.	Description

10.20	Tax Administration Agreement dated as of October 8, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.21	Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation Registration Statement No. 333-64793).

10.22	First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-64793).

10.23	Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.24	Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.25	Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-55807).

10.26	Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation Registration Statement No. 333-55807).

10.27	Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.20 of Host Marriott Corporation Registration Statement No. 333-55807).

10.28	Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation Registration Statement No. 333-64793).

10.29	Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Inc., Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.30	Amended and Restated Noncompetition Agreement among Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation, dated December 28, 1998 (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Annual Report on Form 10-K dated December 31, 1998).

10.31	First Amendment, dated as of December 28, 1998, to the Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.32 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.32	Amended and Restated Credit Agreement, dated as of September 10, 2004, among Host Marriott, L.P., Certain Canadian Subsidiaries of Host Marriott, L.P., Deutsche Bank Trust Company Americas, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

Exhibit No.		Description

10.33		Amended and Restated Pledge and Security Agreement, dated as of September 10, 2004, among Host Marriott, L.P., the other Pledgors named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

10.34		Amended and Restated Subsidiaries Guaranty, dated as of September 10, 2004, by the subsidiaries of Host Marriott, L.P. named as Guarantors therein (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

10.35		Acquisition and Exchange Agreement dated November 13, 2000 by Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).

10.36		Host Marriott, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).

10.37		Model Trust Agreement with T. Rowe Price Trust Company relating to the Host Marriott, L.P. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).

10.38		Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K in 2003, filed March 2, 2004).

10.39		Form of Restricted Stock Agreement for use under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.48 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

10.40		Host Marriott, L.P. Retirement and Savings Plan effective January 1, 2004, as amended and restated as of May 20, 2004 (incorporated by reference to Exhibit 10.47 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

10.41		Host Marriott Corporation’s Non-Employee Director’s Deferred Stock Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).

10.42		Host Marriott Corporation’s Severance Plan for Executives effective March 6, 2003, as amended as of May 20, 2004 (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed October 19, 2004).

10.43		Form of Indemnification Agreement for officers and directors of Host Marriott Corporation (incorporated by reference to Exhibit 10.35 of Host Marriott Corporation’s Current Report on Form 8-K, filed December 7, 2004)

10.44		Annual Incentive Bonus Award Program 2005 Criteria (incorporated by reference to Exhibit 10.44 of Host Marriott Corporation’s Report on Form 8-K filed February 24, 2005).

12	*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21	*	List of Subsidiaries of Host Marriott Corporation.

23	*	Consent of KPMG LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 1, 2005.

HOST MARRIOTT CORPORATION

By:	/s/ W. EDWARD WALTER
W. Edward Walter Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	March 1, 2005

/s/ CHRISTOPHER J. NASSETTA Christopher J. Nassetta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/s/ W. EDWARD WALTER W. Edward Walter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ LARRY K. HARVEY Larry K. Harvey	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2005

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 1, 2005

/s/ TERENCE C. GOLDEN Terence C. Golden	Director	March 1, 2005

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	March 1, 2005

/s/ JUDITH A. MCHALE Judith A. McHale	Director	March 1, 2005

/s/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	March 1, 2005

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2004				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Full-service hotels:
Albany, New York	$—	$6	$30	$—	$6	$30	$36	$(6)	—	1998	40
The Ritz-Carlton, Amelia Island, Florida	—	25	116	8	25	124	149	(19)	—	1998	40
Four Seasons, Atlanta, Georgia	36	5	48	13	6	60	66	(10)	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	8	88	12	8	100	108	(16)	—	1998	40
Atlanta Marquis, Georgia	145	12	184	38	16	218	234	(34)	—	1998	40
Atlanta Midtown Suites, Georgia	—	—	26	2	—	28	28	(6)	—	1996	40
Westin Buckhead, Georgia	32	5	84	17	6	100	106	(16)	—	1998	40
Miami Biscayne Bay, Florida	—	—	31	(2)	—	29	29	(7)	—	1998	40
Boston Marriott Copley Place, Massachusetts	89	—	202	13	—	215	215	(16)	—	2002	40
Boston/Newton, Massachusetts	—	3	31	9	3	40	43	(24)	—	1997	40
Hyatt, Boston, Massachusetts	33	15	69	17	17	84	101	(13)	—	1998	40
Hyatt Regency, Burlingame, California	65	16	119	32	20	147	167	(23)	—	1998	40
Calgary, Canada	—	5	18	7	5	25	30	(7)	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	46	18	84	9	19	92	111	(15)	—	1998	40
Chicago/Downtown Courtyard, Illinois	—	7	27	3	7	30	37	(9)	—	1992	40
Chicago Embassy Suites, Illinois	—	—	85	—	—	85	85	(1)	—	2004
Chicago O’Hare, Illinois	—	4	26	30	4	56	60	(23)	—	1997	40
Chicago O’Hare Suites, Illinois	—	—	36	1	—	37	37	(6)	—	1998	40
Chicago/Deerfield Suites, Illinois	—	4	19	1	4	20	24	(7)	—	1990	40
Swissôtel, Chicago, Illinois	55	29	132	11	30	142	172	(23)	—	1998	40
Coronado Island Resort, California	—	—	53	4	—	57	57	(11)	—	1997	40
Costa Mesa Suites, California	—	3	19	1	3	20	23	(5)	—	1996	40
Dallas Quorum, Texas	—	—	27	5	—	32	32	(10)	—	1994	40
Dayton, Ohio	—	2	30	2	2	32	34	(5)	—	1998	40
The Ritz-Carlton, Dearborn, Michigan	—	8	51	3	8	54	62	(9)	—	1998	40
Denver Tech Center, Colorado	—	6	26	13	6	39	45	(10)	—	1994	40
Desert Springs Resort and Spa, California	91	14	143	65	13	209	222	(37)	—	1997	40
Fairview Park, Virginia	—	9	39	1	8	41	49	(7)	—	1998	40
Fort Lauderdale Marina, Florida	—	6	30	10	6	40	46	(13)	—	1994	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	1	7	23	30	(7)	—	1993	40
Hanover, New Jersey	—	4	30	9	5	38	43	(10)	—	1997	40

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2004				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Harbor Beach Resort, Florida	91	—	62	48	—	110	110	(26)	—	1997	40
Houston Airport, Texas	—	—	10	29	—	39	39	(26)	—	1984	40
JW Marriott Hotel at Lenox, Georgia	—	—	21	11	—	32	32	(12)	—	1990	40
JW Marriott Houston, Texas	—	4	26	10	8	32	40	(10)	—	1994	40
JWDC, Washington, D.C.	88	26	99	4	26	103	129	(13)	—	2003	40
Fairmont Kea Lani, Hawaii	—	55	294	1	55	295	350	(3)	—	2003	40
Key Bridge, Virginia	—	—	38	10	—	48	48	(25)	—	1997	40
Manhattan Beach, California	—	8	29	5	—	42	42	(10)	—	1997	40
Marina Beach, California	—	—	13	17	—	30	30	(6)	—	1995	40
Maui Hyatt, Hawaii	—	92	212	2	92	214	306	(6)	—	2003	40
Memphis, Tennessee	—	—	16	28	—	44	44	(8)	—	1998	40
Mexico/Polanco, Mexico	8	11	35	2	10	38	48	(12)	—	1996	40
Marriott McDowell Mountains, Arizona	34	10	48	—	—	58	58	—	—	2004	40
Miami Airport, Florida	—	—	7	45	—	52	52	(32)	—	1972	40
Minneapolis City Center, Minnesota	—	—	27	15	—	42	42	(25)	—	1986	40
Minneapolis Southwest, Minnesota	—	5	23	1	5	24	29	(5)	—	1998	40
New Orleans, Louisiana	89	16	96	57	16	153	169	(34)	—	1996	40
New York Financial Center, New York	—	19	79	13	19	92	111	(21)	—	1997	40
New York Marquis, New York	233	—	552	93	—	645	645	(262)	—	1986	40
Newark Airport, New Jersey	—	—	30	24	—	54	54	(30)	—	1984	40
Newport Beach, California	—	11	13	51	11	64	75	(36)	—	1975	40
Orlando Marriott World Center, Florida	222	18	156	189	29	334	363	(62)	—	1997	40
Pentagon City Residence Inn, Virginia	—	6	29	3	6	32	38	(7)	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	3	1	44	45	(10)	—	1995	40
Philadelphia Convention Center, Pennsylvania	101	3	143	54	11	189	200	(44)	—	1995	40
Four Seasons, Philadelphia, Pennsylvania	—	26	60	9	27	68	95	(12)	—	1998	40
Portland, Oregon	—	6	40	8	6	48	54	(13)	—	1994	40
Hyatt Regency, Reston, Virginia	43	11	78	12	12	89	101	(14)	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	1	10	64	74	(12)	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	7	—	96	96	(17)	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	6	31	129	160	(21)	—	1998	40
San Antonio Rivercenter, Texas	73	—	86	44	—	130	130	(27)	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	4	—	49	49	(12)	—	1995	40

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2004				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
San Diego Hotel and Marina, California	185	—	203	98	—	301	301	(64)	—	1996	40
San Diego Mission Valley, California	—	4	22	3	4	25	29	(5)	—	1998	40
San Francisco Airport, California	—	11	48	16	12	63	75	(18)	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	8	6	28	34	(10)	—	1994	40
San Francisco Moscone Center, California	—	—	278	34	—	312	312	(101)	—	1989	40
San Ramon, California	20	—	22	10	—	32	32	(7)	—	1996	40
Santa Clara, California	37	—	39	32	—	71	71	(39)	—	1989	40
Seattle SeaTac Airport, Washington	—	4	49	(6)	4	43	47	(11)	—	1998	40
Tampa Waterside, Florida	—	—	—	98	11	87	98	(11)	2000	—	40
Swissôtel, The Drake, New York	64	28	130	41	34	165	199	(27)	—	1998	40
The Ritz-Carlton, Atlanta, Georgia	—	13	42	8	13	50	63	(13)	—	1996	40
The Ritz-Carlton, Buckhead, Georgia	57	14	80	23	16	101	117	(23)	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	8	—	60	60	(14)	—	1997	40
The Ritz-Carlton, Naples, Florida	86	19	127	59	21	184	205	(43)	—	1996	40
The Ritz-Carlton, Naples Golf Lodge, Florida	—	6	—	65	7	64	71	(5)	2002	—	40
Toronto Airport, Canada	7	5	24	3	5	27	32	(7)	—	1996	40
Toronto Eaton Center, Canada	13	—	27	3	—	30	30	(7)	—	1995	40
Toronto Delta Meadowvale, Canada	—	4	20	9	4	29	33	(9)	—	1996	40
Dulles Airport, Washington	—	—	3	26	—	29	29	(23)	—	1970	40
Washington Dulles Suites, Washington	—	3	24	1	3	25	28	(6)	—	1996	40
Washington Metro Center, Washington D.C.	—	20	24	6	20	30	50	(8)	—	1994	40
Westfields, Virginia	—	7	32	4	7	36	43	(10)	—	1994	40

Sub total full-service hotels:	2,043	733	5,875	1,690	776	7,522	8,298	(1,719)
Sub total—other full-service properties less than 5% of total:	—	34	293	74	33	368	401	(138)		various	40

Total full-service properties:	2,043	767	6,168	1,764	809	7,890	8,699	(1,857)
Other properties, each less than 5% of total	—	17	26	6	17	32	49	(13)		various	Various

Total properties	2,043	784	6,194	1,770	826	7,922	8,748	(1,870)
Held for sale properties	20	16	93	19	18	110	128	(39)		various	—

TOTAL	$2,063	$800	$6,287	$1,789	$844	$8,032	$8,876	$(1,909)

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2004, 2003 and 2002 is as follows:

Balance at December 31, 2001	$7,735
Additions:
Acquisitions	284
Capital expenditures and transfers from construction-in-progress	158
Deductions:
Dispositions and other	(42)

Balance at December 31, 2002	8,135
Additions:
Acquisitions	448
Capital expenditures and transfers from construction-in-progress	94
Deductions:
Dispositions and other	(195)
Assets held for sale	(88)

Balance at December 31, 2003	8,394
Additions:
Acquisitions	525
Capital expenditures and transfers from construction-in-progress	137
Deductions:
Dispositions and other	(181)
Assets held for sale	(127)

Balance at December 31, 2004	$8,748

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2004, 2003 and 2002 is as follows:

Balance at December 31, 2001	$1,281
Depreciation and amortization	237
Dispositions and other	(17)

Balance at December 31, 2002	1,501
Depreciation and amortization	257
Dispositions and other	(41)
Depreciation on assets held for sale	(20)

Balance at December 31, 2003	1,697
Depreciation and amortization	256
Dispositions and other	(60)
Depreciation on assets held for sale	(23)

Balance at December 31, 2004	$1,870

(C)	The aggregate cost of properties for Federal income tax purposes is approximately $7,382 million at December 31, 2004.

(D)	The total cost of properties excludes construction-in-progress properties.