Form 10-Q
period 2005-06-17
HOST MARRIOTT CORP/
filed 2005-07-25
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 17, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

The registrant had 353,071,352 shares of its $0.01 par value common stock outstanding as of July 15, 2005.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 17, 2005 and December 31, 2004

(unaudited, in millions, except per share amounts)

	June 17, 2005	December 31, 2004
ASSETS
Property and equipment, net	$7,229	$7,274
Assets held for sale	—	113
Due from managers	110	75
Investments in affiliates	42	69
Deferred financing costs, net	72	70
Furniture, fixtures and equipment replacement fund	151	151
Other	130	168
Restricted cash	167	154
Cash and cash equivalents	404	347

Total assets	$8,305	$8,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt
Senior notes, including $492 million and $491 million, net of discount, of Exchangeable Senior Debentures, respectively	$3,059	$2,890
Mortgage debt	1,871	2,043
Convertible Subordinated Debentures	492	492
Other	97	98

Total debt	5,519	5,523
Accounts payable and accrued expenses	145	113
Liabilities associated with assets held for sale	—	26
Other	173	156

Total liabilities	5,837	5,818

Interest of minority partners of Host Marriott L.P.	118	122
Interest of minority partners of other consolidated partnerships	29	86

Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $250 million), 50 million shares authorized; 10.0 million shares and 14.0 million shares issued and outstanding, respectively	241	337
Common stock, par value $.01, 750 million shares authorized; 353.0 million shares and 350.3 million shares issued and outstanding, respectively	3	3
Additional paid-in capital	2,961	2,953
Accumulated other comprehensive income	13	13
Deficit	(897)	(911)

Total stockholders’ equity	2,321	2,395

Total liabilities and stockholders’ equity	$8,305	$8,421

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended June 17, 2005 and June 18, 2004

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
REVENUES
Rooms	$597	$526	$1,083	$978
Food and beverage	306	290	557	536
Other	65	58	117	108

Total hotel sales	968	874	1,757	1,622
Rental income	25	24	54	53

Total revenues	993	898	1,811	1,675

EXPENSES
Rooms	139	127	258	240
Food and beverage	218	208	404	390
Hotel departmental expenses	251	232	468	439
Management fees	44	38	78	69
Other property-level expenses	71	70	136	137
Depreciation and amortization	86	80	170	160
Corporate and other expenses	15	12	29	25

Total operating costs and expenses	824	767	1,543	1,460

OPERATING PROFIT	169	131	268	215
Interest income	5	2	12	5
Interest expense	(114)	(130)	(223)	(248)
Net gains on property transactions	74	4	77	5
Gain (loss) on foreign currency and derivative contracts	—	—	2	—
Minority interest income (expense)	(8)	1	(12)	(2)
Equity in earnings (losses) of affiliates	3	(3)	(1)	(8)

INCOME (LOSS) BEFORE INCOME TAXES	129	5	123	(33)
Provision for income taxes	(38)	(11)	(38)	(8)

INCOME (LOSS) FROM CONTINUING OPERATIONS	91	(6)	85	(41)
Income from discontinued operations.	—	23	12	27

NET INCOME (LOSS)	91	17	97	(14)
Less: Dividends on preferred stock	(7)	(10)	(15)	(19)
Issuance costs of redeemed Class B preferred stock	(4)	—	(4)	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$80	$7	$78	$(33)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$.23	$(.05)	$.19	$(.18)
Discontinued operations	—	.07	.03	.08

BASIC EARNINGS (LOSS) PER COMMON SHARE	$.23	$.02	$.22	$(.10)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$.22	$(.05)	$.19	$(.18)
Discontinued operations	—	.07	.03	.08

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.22	$.02	$.22	$(.10)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 17, 2005 and June 18, 2004

(unaudited, in millions)

	Year-to-date ended
	June 17, 2005	June 18, 2004
OPERATING ACTIVITIES
Net income (loss)	$97	$(14)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(12)	(20)
Depreciation	—	6
Depreciation and amortization	170	160
Amortization of deferred financing costs	6	8
Income taxes	32	2
Net gains on property transactions	(73)	(2)
(Gain) loss on foreign currency and derivative contracts	(2)	—
Equity in losses of affiliates	1	8
Minority interest expense	12	2
Change in due from managers	(35)	(30)
Changes in other assets	(13)	(17)
Changes in other liabilities	(11)	(17)

Cash provided by operations	172	86

INVESTING ACTIVITIES
Acquisitions	—	(89)
Proceeds from sale of assets, net of expenses	100	155
Proceeds from sale of interest in CBM Joint Venture LLC, net of expenses	91	—
Distributions from equity investments	1	1
Capital expenditures:
Renewals and replacements	(100)	(84)
Repositionings and other investments	(30)	(11)
Change in furniture, fixtures and equipment replacement fund	—	(13)
Other	(13)	—

Cash provided by (used in) investing activities	49	(41)

FINANCING ACTIVITIES
Financing costs	(11)	(7)
Issuance of debt	650	490
Issuance of common stock	—	301
Issuance of Class E preferred stock	—	97
Redemption of Class B preferred stock	(100)	—
Debt prepayments	(609)	(860)
Scheduled principal repayments	(30)	(29)
Dividends on common stock	(28)	—
Dividends on preferred stock	(18)	(18)
Distributions to minority interests	(5)	(4)
Change in restricted cash	(13)	(8)

Cash used in financing activities	(164)	(38)

INCREASE IN CASH AND CASH EQUIVALENTS	57	7
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347	764

CASH AND CASH EQUIVALENTS, END OF PERIOD	$404	$771

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 17, 2005 and June 18, 2004

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

Through year-to-date June 17, 2005 and June 18, 2004, we issued approximately 770,000 shares and 810,000 shares, respectively, of common stock upon the conversion of operating partnership units of Host Marriott, L.P. held by minority partners valued at approximately $12.8 million and $10.0 million, respectively.

On January 3, 2005, we transferred $47 million of preferred units of Vornado Realty Trust, which we had purchased on December 30, 2004, in redemption of a minority partner’s interest in a consolidated partnership.

On January 6, 2005, we sold the Hartford Marriott at Farmington for a purchase price of approximately $25 million, including the assumption of approximately $20 million of mortgage debt by the buyer.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Marriott Corporation, a Maryland corporation operating through an umbrella partnership structure, is the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through Host Marriott, L.P., or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and as of June 17, 2005, owned approximately 95% of the partnership interests in the operating partnership, which are referred to as OP units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 17, 2005 and the results of our operations for the quarter and year-to-date ended June 17, 2005 and June 18, 2004 and our cash flows for the year-to-date ended June 17, 2005 and June 18, 2004. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
	(in millions, except per share amounts)
Net income (loss), as reported	$91	$17	$97	$(14)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	5	4	9	7
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5)	(4)	(9)	(7)

Pro forma net income (loss)	91	17	97	(14)
Dividends on preferred stock	(7)	(10)	(15)	(19)
Issuance costs of redeemed Class B preferred stock	(4)	—	(4)	—

Pro forma net income (loss) available to common stockholders	$80	$7	$78	$(33)

Earnings (loss) per share
Basic—as reported	$.23	$.02	$.22	$(.10)

Basic—pro forma	$.23	$.02	$.22	$(.10)

Diluted—as reported	$.22	$.02	$.22	$(.10)

Diluted—pro forma	$.22	$.02	$.22	$(.10)

Application of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” or FAS 123R, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We adopted the fair value provisions of FAS 123 in 2002 and, therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. The adoption of FAS 123R in 2006 will not have a material effect on our financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During November 2004, the FASB ratified the Emerging Issues Task Force, or EITF, on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior period earnings per share amounts. As a result, we have restated our diluted earnings (loss) per share to include, if dilutive, the common shares that are issuable from the conversion of the Exchangeable Senior Debentures. The adoption of EITF 04-8 had no effect on previously issued 2004 quarterly or annual earnings per share amounts.

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

	Quarter ended
	June 17, 2005			June 18, 2004
	(in millions, except per share amounts)
	Income/ (loss)	Shares	Per Share Amount	Income/ (loss)	Shares	Per Share Amount
Net income	$91	352.7	$.26	$17	323.1	$.05
Dividends on preferred stock	(7)	—	(.02)	(10)	—	(.03)
Issuance costs of redeemed Class B preferred stock (1)	(4)	—	(.01)	—	—	—

Basic income available to common stockholders	80	352.7	.23	7	323.1	.02

Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.2	—	—	—	—
Assuming conversion of minority OP units issuable	—	1.8	—	—	—	—
Assuming conversion of Exchangeable Senior Debentures	4	27.5	(.01)	—	—	—

Diluted earnings available to common stockholders	$84	384.2	$.22	$7	323.1	$.02

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-date ended
	June 17, 2005			June 18, 2004
	(in millions, except per share amounts)
	Income/ (loss)	Shares	Per Share Amount	Income/ (loss)	Shares	Per Share Amount
Net income (loss)	$97	352.3	$.28	$(14)	322.0	$(.04)
Dividends on preferred stock	(15)	—	(.05)	(19)	—	(.06)
Issuance costs of redeemed Class B preferred stock (1)	(4)	—	(.01)	—	—	—

Basic income (loss) available to common stockholders	78	352.3	.22	(33)	322.0	(.10)

Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.2	—	—	—	—

Diluted earnings (loss) available to common stockholders	$78	354.5	$.22	$(33)	322.0	$(.10)

(1)	Represents the original issuance costs associated with the Class B preferred stock. For further detail see Note 6.

4.	Investments in Affiliates

On March 29, 2005, we sold 85% of our interest in CBM Joint Venture LLC, which owns 120 Courtyard by Marriott properties, for approximately $92 million. In conjunction with the sale of our interest, CBM Joint Venture LLC was recapitalized and converted into a limited partnership. Post-recapitalization, we own a 3.6% limited partner interest in the newly formed partnership, which we have the right to cause the partnership to redeem, under certain conditions, between December 2007 and December 2009, subsequent to which the partnership will also have the right to redeem our remaining interest. We recorded a gain on the sale of approximately $42 million, net of taxes, in the second quarter.

5.	Debt

On March 10, 2005, we issued $650 million of 6 3/8% Series N senior notes due in 2015 and received net proceeds of approximately $640 million. We used approximately $291 million of the net proceeds in the first quarter to purchase $280 million of our 8 3/8% Series E senior notes. During the second quarter, we used the remaining proceeds as follows:

•	On April 11, 2005, approximately $174 million was used to redeem $169 million of 7 7/8% Series B senior notes and to pay prepayment premiums;

•	On April 22, 2005, approximately $21 million was used to discharge the remaining $20 million in 8 3/8% Series E senior notes; and

•	On May 2, 2005, approximately $150 million was used to prepay $140 million of 9% mortgage debt secured by two of our Ritz-Carlton hotels and to pay prepayment premiums.

During the second quarter, interest expense included losses of $18 million related to the redemption of the Series B senior notes, the discharge of the remaining Series E senior notes and the prepayment of the mortgage debt.

On July 19, 2005, we exchanged our $650 million 6 3/8% Series N senior notes for our 6 3/8% Series O senior notes. The terms of the Series O senior notes are substantially identical in all material aspects, except that the Series O senior notes are registered under the Securities Act of 1933 and are therefore, freely transferable by the holders.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Preferred Stock Redemption

On May 20, 2005, we redeemed, at par, all four million shares of our 10% Class B Cumulative Preferred stock, or Class B preferred stock, for approximately $101 million, including accrued dividends. The fair value of our Class B preferred stock (which is equal to the redemption price) exceeded the carrying value of the preferred stock by approximately $4 million. The $4 million represents the original issuance costs. Accordingly, this amount has been reflected in the determination of net income available to common stockholders for the purpose of calculating our basic and diluted earnings per share.

7.	Stock Dividends

On June 17, 2005, our Board of Directors declared a cash dividend of $0.10 per share for our common stock. The dividend was paid on July 15, 2005 to stockholders of record as of June 30, 2005.

Additionally, on June 17, 2005, our Board of Directors declared a quarterly cash dividend of $0.625 per share for our Class C preferred stock and a cash dividend of $0.5546875 per share for our Class E preferred stock. The dividends were paid on July 15, 2005 to preferred stockholders of record as of June 30, 2005.

8.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of June 17, 2005, our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
	(in millions)
United States	$965	$872	$1,762	$1,629
Canada	23	20	40	37
Mexico	5	6	9	9

Total revenue	$993	$898	$1,811	$1,675

9.	Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of unrealized gains and losses on foreign currency translation adjustments and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to our distribution agreement with HM Services.

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
	(in millions)
Net income (loss)	$91	$17	$97	$(14)
Other comprehensive loss	(1)	(2)	—	(4)

Comprehensive income (loss)	$90	$15	$97	$(18)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Dispositions

We sold four hotels during the first quarter of 2005 for net proceeds of approximately $100 million. All of these properties were classified as held for sale as of December 31, 2004. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented, including the operations of nine additional hotels through the date of their disposition in 2004.

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
	(in millions)
Revenues	$—	$32	$1	$71
Income (loss) before taxes	—	4	—	7
Gain (loss) on dispositions, net of tax	—	19	12	20

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Marriott Corporation is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Marriott Corporation owns properties and conducts operations through Host Marriott, LP, a Delaware limited partnership of which Host Marriott Corporation is the sole general partner and in which it holds 95% of the partnership interests. In this report, we use the terms “we” or “our” to refer to Host Marriott Corporation and Host Marriott, L.P. together, unless the context indicates otherwise. We also use the term “HMC” to specifically refer to Host Marriott Corporation and the terms “operating partnership” or “Host LP” to refer to Host Marriott, L.P. in cases where it is important to distinguish between HMC and Host LP.

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

Quarterly Summary

As of July 15, 2005, we own 107 full-service hotel properties, which operate primarily in the luxury and upper-upscale hotel sectors. For a general overview of our business, see our most recent Annual Report on Form 10-K.

Our Outlook. We believe that lodging demand will continue to grow during the second half of 2005, which should improve occupancy levels while allowing our managers to continue to increase room rates at our hotels. In the second quarter of 2005, RevPAR for our comparable hotels increased 9.8% over the same period last year. Based on a June 30 calendar quarter end, our comparable hotel RevPAR increased 11.6% and 9.2% over the second quarter and year-to-date 2004, respectively. See discussion of our Reporting Periods in our most recent annual report on Form 10-K. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is generally considered a key performance indicator for hotels. Improvements in RevPAR for the second quarter of 2005 were primarily driven by an increase in average room rate of 8.8% at our comparable hotels. This is a result of a number of positive trends such as strong U.S. GDP growth and low supply growth of new hotels, which we believe should continue to provide strong year-over-year growth in average room rates. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 8.0% to 9.0% for full year 2005 and 6.5% to 8.0% for the third quarter.

The performance of our portfolio is also significantly affected by the results of our large hotels, including our convention hotels, the majority of which are located in urban locations. Convention hotels have historically outperformed in the early stages of an industry downturn; however, they also lag the industry in performance in the early stages of recovery. This is due to the longer booking lead-time for large group business and the level of transient demand required for the greater capacity of rooms. Recently, we have started to see significant improvement in the operations of our convention hotels in certain markets, such as New York, San Antonio and Tampa, while other markets, such as Atlanta, Boston and Orlando, continue to lag the portfolio. We expect the increase in demand to continue to improve operations at our large convention hotels, which should positively affect margin and RevPAR growth.

We also expect the supply growth of hotels to continue to be low for the next two years. Although always subject to uncertainty, supply growth is relatively easier to forecast than demand growth due to the long permit, approval and development lead-times associated with building new hotels or expanding existing hotels. Based on data provided by Smith Travel Research, U.S. hotel supply growth is expected to increase by approximately 1.4% and 1.7% in 2005 and 2006, respectively. We believe that, based on a review of forecasted supply growth in the specific geographic markets where we have hotels, supply growth of hotels potentially competitive with our hotels will be slightly lower than the forecasts for the U.S. for at least the next two years.

We assess profitability by measuring changes in our operating margins, which are operating profit as a percentage of total revenues. Operating margins improved during the second quarter, as the average room rate increases at our hotels significantly exceeded the rate of inflation, continuing a trend which began during the second half of 2004. Operating margins continue to be affected, however, by certain of our costs, primarily wages, benefits, utilities and sales and marketing, which also increased at a rate greater than inflation, a trend that we expect to continue in the near term. Approximately 32% of our comparable hotel revenues are from food and beverage operations. During the second quarter, food and beverage revenue growth at our comparable hotels was 4.8%, while associated costs increased less than 4%. As the economy continues to grow, we expect food and beverage revenue to continue to increase, in particular catering revenue, which should result in further improvement in our food and beverage operating margins.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past two years, we have acquired upper-upscale and luxury properties in urban and resort/convention locations, where further large-scale lodging development typically is limited, and have disposed of assets in suburban, secondary and tertiary markets. The assets we have acquired have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, these assets should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per room replacement cost of our portfolio (discussed in more detail below).

While we believe the combination of improving demand trends and low supply trends in the lodging industry discussed here and in our Annual Report on Form 10-K creates the opportunity for improvements in our business in 2005, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 17, 2005	June 18, 2004	% Increase (Decrease)
Revenues
Total hotel sales	$968	$874	10.8%
Operating costs and expenses:
Property-level costs (1)	809	755	7.2
Corporate and other expenses	15	12	25.0
Operating profit	169	131	29.0
Interest expense	114	130	(12.3)
Minority interest (income) expense	8	(1)	N/M
Income from discontinued operations	—	23	N/M
Net income	91	17	N/M
Comparable hotel operating statistics:
RevPAR	$128.86	$117.35	9.8%
Average room rate	$169.86	$156.13	8.8%
Average occupancy	75.9%	75.2%	0.7 pts.

	Year-to-date ended
	June 17, 2005	June 18, 2004	% Increase (Decrease)
Revenues
Total hotel sales	$1,757	$1,622	8.3%
Operating costs and expenses:
Property-level costs (1)	1,514	1,435	5.5
Corporate and other expenses	29	25	16.0
Operating profit	268	215	24.7
Interest expense	223	248	(10.1)
Minority interest expense	12	2	N/M
Income from discontinued operations	12	27	(55.6)
Net income (loss)	97	(14)	N/M
Comparable hotel operating statistics:
RevPAR	$123.30	$113.33	8.8%
Average room rate	$167.32	$155.12	7.9%
Average occupancy	73.7%	73.1%	0.6 pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses.

2005 Compared to 2004

Hotel Sales Overview. Hotel sales increased $94 million, or 10.8%, to $968 million for the second quarter of 2005 and increased $135 million, or 8.3%, to $1,757 million year-to-date. Hotel sales for 2005 include approximately $35 million for the quarter and $58 million year-to-date of sales from the three hotels acquired in 2004 and exclude sales for the properties we sold in January 2005 for all periods presented, which have been classified as discontinued operations. See “Discontinued Operations” below. Comparable hotel sales increased 7.9% to $943 million, for the quarter and 6.7% to $1,726 million year-to-date. The growth in revenues reflects the increase in comparable RevPAR of 9.8% for the second quarter of 2005, as a result of an increase in average room rates of 8.8% and an increase in occupancy of 0.7 percentage points. The year-to-date revenue growth reflects the increase in comparable RevPAR of 8.8%, as a result of an increase in average room rates of 7.9% and an increase in occupancy of 0.6 percentage points. Food and beverage revenues for our comparable hotels increased 4.8% for the quarter and 4.1% year-to-date, primarily due to an increase in catering and outlet revenues.

We discuss operating results for our full-service hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or large scale capital improvements during these periods. As of June 17, 2005, 101 of our 107 full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering the mix of business (i.e. transient or group), property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications.

Comparable Hotel Sales by Customer Mix. The majority of our customers fall into two broad groups: transient and group travelers.

Demand remained strong in the second quarter of 2005, enabling our operators to significantly increase average daily room rates, particularly in the premium and corporate transient segments. For our comparable Marriott and Ritz-Carlton hotels, which represent 87% of our total comparable rooms, premium and corporate average daily rates increased 15.5% and 14.2% for the second quarter and year-to-date, respectively, compared to last year. Our overall transient average room rate for these hotels increased 11.8% and 10.3% for the quarter and year-to-date, respectively. We expect that increased levels of transient demand will enable our managers to continue rate increases throughout the second half of 2005 compared to 2004.

Total group room revenue for our comparable Marriott and Ritz-Carlton hotels was up 6.7% for the quarter and 5.9% year-to-date compared to last year, primarily due to an increase in average room rates of approximately

4.8% and 4.6% for the quarter and year-to-date, respectively. Room rates for groups should also improve year-over-year in 2005 and into 2006, as a lower percentage of group business would have been booked for those periods in 2004 or earlier when room rates were significantly lower than those our managers are able to currently charge. The highest rated segment within groups, association business, also recorded the largest improvement in revenues with an increase for the quarter of 10.6%. Group booking pace is up only modestly for the remainder of the year, reflecting our managers’ strategy of keeping more rooms available for the transient segments.

Comparable Hotel Sales by Property Type. For the second quarter of 2005, revenues increased significantly across all of our hotel property types. Our urban hotels represent almost 50% of the total room count for our comparable properties and continue to be the strongest performers in the portfolio thus far in 2005, with comparable hotel RevPAR growth of 10.8% and 9.3% for the quarter and year-to-date, respectively. The significant increase in comparable hotel RevPAR at our urban properties was primarily driven by the increases in average room rate of 9.0% and 7.8% for the quarter and year-to-date, respectively, while average occupancy improved by 1.3 and 1.0 percentage points for the quarter and year-to-date, respectively. This strong performance was driven, in part, by comparable hotel RevPAR growth of 21.6% and 19.4% for the quarter and year-to-date, respectively, at our three New York City hotels. Our airport hotels experienced comparable hotel RevPAR increases of 8.2% and 7.1% for the quarter and year-to-date, respectively, which reflected average room rate increases of 9.4% and 7.7% for the quarter and year-to-date, respectively. Our suburban hotels experienced comparable hotel RevPAR increases of 10.7% and 8.9% for the quarter and year-to-date, respectively, which reflected average room rate increases of 9.0% and 7.9% for the quarter and year-to-date, respectively. Our resort/convention hotels had comparable hotel RevPAR growth of 6.4% and 7.8% for the quarter and year-to-date, respectively, and average room rate growth of 7.5% for both the quarter and year-to-date.

Comparable Hotel Sales by Geographic Region. During the second quarter, the majority of our geographic regions experienced strong growth in comparable hotel RevPAR with the DC Metro, Mid-Atlantic, Mountain and Pacific regions all experiencing double-digit growth rates. Year-to-date, comparable hotel RevPAR increased in all of our geographic regions.

Our DC Metro region had comparable hotel RevPAR increases of 16.7% for the quarter and 15.6% year-to-date. The improvement was the result of the continued strong performance of our urban hotels, such as the Metro Center Marriott, which benefited from strengthening transient demand. Overall, comparable hotel RevPAR increases for the region reflected average room rate increases of 10.8% and 11.1% for the quarter and year-to-date, respectively, and average occupancy increases of 4.3 and 3.1 percentage points for the quarter and year-to-date, respectively.

Comparable hotel RevPAR for our Mid-Atlantic region increased 15.4% for the quarter and 13.5% year-to-date for 2005. The region was led by comparable hotel RevPAR increases of 25.0% and 18.5% for the quarter at The Drake and New York Marriott Financial Center, respectively. Strong group, transient and international demand has strengthened the performance in the New York market.

Our Pacific region had a comparable hotel RevPAR increase of 11.6% for the quarter and 9.0% year-to-date. Our San Diego market had a comparable hotel RevPAR increase of 16.1%, including a comparable hotel RevPAR increase for the quarter of 14.1% at the San Diego Marriott Hotel and Marina. Additionally, the Hyatt Regency Maui Resort and Spa had a comparable hotel RevPAR increase of 14.6% for the quarter.

Comparable hotel RevPAR in our Florida region grew by 7.2% for the quarter and 9.4% year-to-date as a result of comparable hotel RevPAR increases in our Tampa and Miami hotels of 16.4% and 13.3%, respectively, for the quarter and 12.6% and 13.5%, respectively, year-to-date. These increases were partially offset by declines in comparable hotel RevPAR at the Orlando World Center Marriott due to a decrease in group bookings.

Our Atlanta region comparable hotel RevPAR grew by 3.2% and 2.1% for the quarter and year-to-date, respectively, reflecting weak convention and group demand in the region, which directly affected two of our urban properties, The Ritz-Carlton, Atlanta and the Atlanta Marriott Marquis. Additionally, in the third quarter we will begin a major repositioning project at the Atlanta Marriott Marquis, which will result in a significant disruption of business at this hotel. As a result, this hotel will be classified as a non-comparable hotel by the end of 2005.

Comparable hotel RevPAR for our New England region decreased 1.1% during the quarter and increased 1.1% year-to-date. Our Boston market continues to underperform our entire portfolio, as comparable hotel RevPAR was flat for the quarter and grew by 2.8% year-to-date. The weak operating results were primarily the result of reduced demand at the Boston Copley Marriott. Performance in this region should improve over time, based on expected improvements in the Boston economy, as well as expected increases in convention activity in 2006.

Our Mountain region experienced a comparable hotel RevPAR increase of 15.2% and 13.8% for the quarter and year-to-date, respectively. The Denver market experienced comparable hotel RevPAR increases of 14.9% and 11.3% for the quarter and year-to-date, respectively, led by comparable hotel RevPAR increases at the Denver Tech Center Marriott of 25.3% for the quarter.

Comparable hotel RevPAR for our international properties increased 7.1% and 6.6% for the quarter and year-to-date, respectively. Our four Canadian properties, three of which are in Toronto, experienced increases in comparable hotel RevPAR of 10.7% and 8.3% for the quarter and year-to-date, respectively.

The South Central and North Central regions of our portfolio experienced modest increases in comparable hotel RevPAR of 6.8% and 7.7%, respectively, for the quarter and 4.1% and 4.5%, respectively, for year-to-date as increases in average room rates were slightly offset by declines in occupancy. Our San Antonio properties, however, experienced comparable hotel RevPAR gains of 18.3% for the quarter and 12.2% year-to-date.

Property-level Operating Costs. Operating costs and expenses increased $54 million, or 7.2%, from the second quarter of 2004 and increased $79 million, or 5.5%, year-to-date. Property-level operating costs and expenses exclude the costs for hotels we have sold, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs increased 9.2% and 9.7% for the quarter and year-to-date, respectively, while the increase in management fees of 15.8% and 13.0% for the quarter and year-to-date, respectively, were a direct result of the growth in the revenues and profitability of our properties. We expect to continue to see an increase in operating costs during the remainder of 2005 as a result of improving revenues, which impacts certain variable costs, and certain costs increasing at a rate above inflation. For further discussion, see our most recent annual report on Form 10-K.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, corporate insurance, audit fees, building rent and system costs. Corporate expenses increased by $3 million for the second quarter and $4 million year-to-date due primarily to an increase in our restricted stock expense. Stock compensation expense increased due to the increase in the value of the awards as a result of the year-over-year improvement in our stock price.

Interest Income. Interest income increased $3 million for the second quarter and $7 million year-to-date, primarily due to increased cash and restricted cash balances and increases in the interest rate earned on those balances.

Interest Expense. Interest expense decreased $16 million for the second quarter and $25 million year-to-date as a result of debt repayments and refinancings during 2005. Interest expense also includes $18 million and $30 million, for second quarter 2005 and 2004, respectively, and $30 million and $42 million for year-to-date 2005 and 2004, respectively, for the call premiums and the acceleration of deferred financing costs and original issue discounts associated with debt prepayments.

Net Gains on Property Transactions. Net gains on property transactions increased $70 million for the second quarter and $72 million year-to-date, primarily due to the second quarter pre-tax gain of $70 million on the sale of 85% of our interest in CBM Joint Venture LLC.

Gain on Foreign Currency and Derivative Contracts. The year-to-date gain on foreign currency and derivative contracts is primarily due to the $2 million change in fair value from the foreign currency exchange contracts for two of our Canadian hotels.

Minority Interest Income (Expense). As of June 17, 2005, we held approximately 95% of the partnership interests in Host LP. The increase in our minority interest expense for 2005 is due to the increase in the net income for certain of our consolidated partnerships that are partially owned by third parties and the increase in the income of Host LP.

Discontinued Operations. Discontinued operations consist of four hotels sold in the first quarter of 2005 and nine hotels sold in 2004 and represent the results of operations and the gain or loss on their disposition. For year-to-date 2005 and 2004, revenues for these properties were $1 million and $71 million, respectively, for year-to-date 2004, income (loss) before taxes was $7 million. We recognized a gain, net of tax, of $12 million and $20 million on the disposal of these hotels during 2005 and 2004, respectively.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. Of the 107 full-service hotels that we owned on June 17, 2005, 101 have been classified as comparable hotels. The operating results of the following six hotels that we owned as of June 17, 2005 are excluded from comparable hotel results for these periods:

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

In addition, the operating results of the 13 hotels we disposed of in 2005 and 2004 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research. For further discussion of our geographic regions and property types see our most recent Annual Report on Form 10-K. The following tables set forth performance information for our comparable full-service hotels by geographic region for the second quarter and year-to-date of 2005 and 2004.

Comparable by Region (a)

	As of June 17, 2005		Quarter ended June 17, 2005			Quarter ended June 18, 2004
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	20	11,035	$177.08	77.7%	$137.65	$163.29	75.6%	$123.39	11.6%
Florida	11	7,027	189.76	74.7	141.69	176.88	74.7	132.17	7.2
Mid-Atlantic	10	6,720	205.06	83.9	171.98	184.93	80.6	149.06	15.4
Atlanta	13	5,940	149.35	68.4	102.13	142.84	69.3	98.99	3.2
North Central	13	4,923	133.72	69.2	92.51	122.09	70.3	85.87	7.7
South Central	7	4,816	147.60	78.6	115.99	136.88	79.4	108.64	6.8
DC Metro	11	4,661	184.57	85.3	157.53	166.61	81.0	135.01	16.7
New England	6	3,032	161.94	72.3	117.09	150.52	78.7	118.45	(1.1)
Mountain	5	1,940	119.72	61.7	73.82	110.52	58.0	64.08	15.2
International	5	1,953	133.48	73.1	97.63	122.49	74.4	91.18	7.1

All Regions	101	52,047	169.86	75.9	128.86	156.13	75.2	117.35	9.8

	As of June 17, 2005		Year-to-date ended June 17, 2005			Year-to-date ended June 18, 2004
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	20	11,035	$173.60	76.0%	$131.98	$163.34	74.1%	$121.12	9.0%
Florida	11	7,027	195.76	77.9	152.56	181.74	76.7	139.41	9.4
Mid-Atlantic	10	6,720	195.64	79.0	154.47	179.66	75.8	136.09	13.5
Atlanta	13	5,940	147.46	68.6	101.18	142.56	69.5	99.06	2.1
North Central	13	4,923	127.54	63.3	80.80	117.53	65.8	77.33	4.5
South Central	7	4,816	146.03	77.5	113.13	137.83	78.8	108.67	4.1
DC Metro	11	4,661	182.89	78.9	144.27	164.62	75.8	124.76	15.6
New England	6	3,032	151.22	66.0	99.87	141.78	69.7	98.76	1.1
Mountain	5	1,940	124.94	60.4	75.50	112.28	59.1	66.35	13.8
International	5	1,953	129.74	71.1	92.25	119.50	72.4	86.52	6.6

All Regions	101	52,047	167.32	73.7	123.30	155.12	73.1	113.33	8.8

Comparable by Property Type (a)

	As of June 17, 2005		Quarter ended June 17, 2005			Quarter ended June 18, 2004
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	41	25,839	$182.09	79.0%	$143.87	$167.08	77.7%	$129.84	10.8%
Suburban	34	12,492	134.23	69.7	93.62	123.13	68.7	84.55	10.7
Airport	16	7,328	122.47	76.4	93.58	111.92	77.3	86.46	8.2
Resort/ Convention	10	6,388	236.25	74.5	176.04	219.77	75.2	165.38	6.4

All Types	101	52,047	169.86	75.9	128.86	156.13	75.2	117.35	9.8

	As of June 17, 2005		Year-to-date ended June 17, 2005			Year-to-date ended June 18, 2004
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	41	25,839	$177.24	76.2%	$135.10	$164.40	75.2%	$123.63	9.3%
Suburban	34	12,492	132.61	67.2	89.09	122.85	66.6	81.83	8.9
Airport	16	7,328	123.25	74.7	92.12	114.47	75.2	86.04	7.1
Resort/ Convention	10	6,388	238.71	75.0	179.00	222.02	74.8	166.05	7.8

All Types	101	52,047	167.32	73.7	123.30	155.12	73.1	113.33	8.8

(a)	The reporting period for our comparable operating statistics for the second quarter of 2005 is from March 26, 2005 to June 17, 2005 and for the second quarter of 2004 from March 27, 2004 to June 18, 2004. The reporting period for year-to-date 2005 is from January 1, 2005 to June 17, 2005 and for year-to-date 2004 is from January 3, 2004 to June 18, 2004. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10-K.

The following statistics are for all of our full-service properties as of June 17, 2005 and June 18, 2004, respectively. The operating statistics include the results of operations for four hotels sold in 2005 and nine hotels sold in 2004 prior to their disposition.

All Full-Service Properties

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Average Room Rate	$172.03	$153.04	$169.17	$151.81
Average Occupancy	75.5%	75.0%	73.3%	73.0%
RevPAR	$129.95	$114.85	$123.96	$110.76

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

Cash Balances. As of June 17, 2005, we had $404 million of cash and cash equivalents, which was an increase of $57 million from December 31, 2004. The increase is primarily attributable to the net proceeds from the sale of four hotels in January and the sale of our interest in CBM Joint Venture LLC in March. Our cash balances have been in excess of the $100 million to $150 million that we have historically maintained. We have no amounts outstanding under our credit facility, and with the flexibility and capacity provided by our credit facility and the continuing growth of the economy, we expect to lower our cash balances to previous levels over the next several quarters.

As of June 17, 2005, we also had $167 million of cash which was restricted as a result of lender requirements (including reserves for debt service, real estate taxes, insurance, as well as cash collateral and excess cash flow deposits). The restricted cash balance includes $60 million and $37 million as of June 17, 2005 and December 31, 2004, respectively, which are held in escrow in accordance with restrictive debt covenant requirements (see “Mortgage Debt” below). If operations continue at their current levels, we expect that these debt covenant restrictions will be met and all of our previously escrowed funds will be released in the fourth quarter. The restricted cash balances do not have a significant effect on our liquidity.

Debt Repayments and Refinancings. During the first quarter of 2005, we issued $650 million of 6 3/8% Series N senior notes due in 2015 and received net proceeds of approximately $640 million. The proceeds were used to purchase in a tender offer $280 million of our 8 3/8% Series E senior notes, to redeem $169 million of our 7 7/8% Series B senior notes, to discharge $20 million in 8 3/8% Series E senior notes remaining after the tender offer, to prepay the $140 million of 9% mortgage debt secured by two of our Ritz-Carlton hotels and to pay prepayment penalties and premiums associated with the retirement of debt. The decline in interest expense of $16 million, or 12.3%, in the second quarter of 2005 is primarily the result of a $12 million reduction in prepayment penalties and premiums and incremental interest during the call or repayment notice period associated with the retirement of debt. These costs were $18 million and $30 million for the second quarters of 2005 and 2004, respectively. The additional $4 million decline in interest expense is the result of a lower overall interest rate due to our debt repayments and refinancings. We have approximately $192 million of debt that will mature prior to 2007. However, $88 million of this debt can be extended for three one-year terms if certain conditions are met. We also have scheduled principal repayments totaling approximately $31 million for the second half of 2005. We believe we have sufficient cash to deal with our near-term debt maturities, as well as any decline in the cash flow from our business.

Reducing future interest payments and leverage remains a key management priority. We may continue to redeem or refinance senior notes, our Convertible Subordinated Debentures and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes and Convertible Subordinated Debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined herein, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. During the first half of 2005, we incurred interest expense resulting from the payment of call premiums of $27 million and the acceleration of deferred financing costs totaling $3 million.

Capital Expenditures. During the first half of 2005, our renewal and replacement capital expenditures were approximately $100 million. We expect total renewal and replacement capital expenditures for 2005 to be approximately $250 million to $270 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash.

In the first half of 2005, we spent approximately $30 million in repositioning/return on investment (ROI) projects. These projects include, for example, expanding ballroom, spa or conference facilities. For 2005, we expect to spend a total of approximately $110 million to $130 million on these projects, which have historically generated strong returns. The 2005 expenditures include costs from the extensive renovation and repositioning of the Newport Beach Marriott Hotel and the development of an exhibit hall for the Marriott Orlando World Center hotel. Over the next several years we expect to spend an additional $200 million to $400 million on such investments. For further discussion of these projects and capital expenditures, see our most recent Annual Report on Form 10-K.

Our estimates for 2005 capital expenditures take into consideration the recent increases in construction materials. We expect the cost of certain construction materials to continue to increase at a rate greater than inflation for the near term; however, we do not believe it will affect the timing of our capital expenditure plans.

Acquisitions. We remain interested in pursuing single asset and portfolio acquisitions and believe that there are, and will continue to be, opportunities to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in urban and resort/convention locations where further large scale development is limited. Any acquisitions may be funded, in part, from our available cash, draws under our credit facility or other debt financing, proceeds from asset sales or through equity offerings by HMC or the issuance of debt or OP units by Host LP. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

In determining the economic viability of either acquiring or developing a hotel, one commonly used measure is the replacement cost of a hotel. The replacement cost is the estimated cost to construct a new hotel of a like kind and quality, including the cost of materials, labor and land. We recently completed an internal analysis of the replacement cost of our hotel portfolio and estimate that the replacement cost of our portfolio is approximately $275,000 to $300,000 per room. The replacement cost of our portfolio will vary based on a number of factors, including the cost of construction and land, as well as the change in composition of our portfolio. For example, we have been selling suburban properties with relatively low replacement costs and using the proceeds to invest in properties such as the Fairmont Kea Lani and the Hyatt Regency Maui Resort and Spa with relatively higher replacement costs.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for year-to-date 2005 increased $86 million to $172 million from $86 million for year-to-date 2004, due primarily to the increase in operating profit in 2005.

Cash Provided by (Used in) Investing Activities. During the first quarter of 2005, we received net proceeds of $100 million from the sale of four non-core properties. On March 29, 2005, we also sold 85% of our interest in CBM Joint Venture LLC for net proceeds of approximately $91 million. We recorded a gain on the sale of approximately $42 million, net of taxes, in the second quarter. Capital expenditures at our properties totaled $130 million for year-to-date 2005, an increase of $35 million, when compared to the same period in 2004. See “Cash Requirements—Capital Expenditures” above. Additionally, in the first quarter, we paid $13 million to an outside partner to purchase the remaining outstanding minority interest in a consolidated partnership that owns two hotels.

In addition to the four properties sold and the sale of 85% of our interest in CBM Joint Venture LLC, we believe that dispositions for the remainder of 2005 will be approximately $150 million to $250 million. The net proceeds from any dispositions will be used to repay debt, fund acquisitions or repositioning/ROI projects or for general corporate purposes.

The following table summarizes significant investing activities that have been completed since the beginning of fiscal year 2005 (in millions):

Transaction Date	Description of Transaction	Sale Price
March 2005	Sale of 85% interest in CBM Joint Venture LLC	$92
January 2005	Sale of Torrance Marriott	62
January 2005	Sale of Hartford Marriott at Farmington, Tampa Westshore Marriott and Albuquerque Marriott	66

Cash Used in Financing Activities. On May 20, 2005, we redeemed all 4.0 million shares of our 10% Class B preferred stock for approximately $101 million, including accrued dividends.

The following table summarizes our significant debt (net of deferred financings costs) and equity transactions since the beginning of 2005 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt
May 2005	Prepayment of the 9% mortgage debt on two Ritz-Carlton hotels	$(140)
April 2005	Discharge of the remaining 8 3/8% Series E senior notes	(20)
April 2005	Redemption of 7 7/8% Series B senior notes	(169)
March 2005	Redemption of 8 3/8% Series E senior notes	(280)
March 2005	Proceeds from the issuance of 6 3/8% Series N senior notes	640
January 2005	8.35% mortgage on the Hartford Marriott at Farmington assumed by buyer	(20)
Equity
May 2005	Redemption of 4 million shares of 10% Class B preferred shares	(101)

Debt

As of June 17, 2005, our total debt was $5.5 billion. The weighted average interest rate of our debt is approximately 7.0% and the current average maturity is 7.1 years. Additionally, approximately 85% of our debt has a fixed rate of interest. Over time, we expect to increase the proportion of our floating rate debt in our capital structure to 20% to 25% of our total debt.

Exchangeable Senior Debentures. During 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures which are currently exchangeable into shares of HMC’s common stock at a rate of 55.4024 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $18.05 per share of our common stock. The exchange rate is adjusted for certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share for at least 20 of 30 trading days. The Exchangeable Senior Debentures and the common stock issuable upon exchange of the debentures have not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined. We have a shelf registration statement that is currently effective with respect to the resale of our common stock issuable upon exchange of the debentures.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of June 17, 2005, we have 25 assets that are encumbered by mortgage debt. We have certain restrictive covenants on one loan, which we refer to as the CMBS loan, that is secured by mortgages on eight properties. These restrictive covenants require the mortgage servicer to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The remaining mortgage loans generally do not have restrictive covenants that require such escrows. Our restricted cash includes $60 million as of June 17, 2005 that will remain in escrow until operating cash flow from these properties meets the covenant requirements or until the CMBS loan is repaid. If operations continue at their current levels, we expect that these debt covenant restrictions will be met and all of our previously escrowed funds will be released in the fourth quarter. For additional information on these mortgages and their restrictive covenants, see our most current Annual Report on Form 10-K.

Convertible Subordinated Debentures. As of June 17, 2005, Host Marriott Financial Trust (the “Trust”), a wholly owned subsidiary, has 9.5 million shares of 6 3/4% convertible quarterly income preferred securities outstanding (the “Convertible Preferred Securities”), with a liquidation preference of $50 per share (for a total liquidation amount of $475 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Trust, consisting solely of $492 million of 6 3/4% convertible subordinated debentures issued by us due December 2026 (the “Convertible Subordinated Debentures”). The Trust exists solely to issue the Convertible Preferred Securities and its own common securities, held by us, and to invest the proceeds therefrom in the Convertible Subordinated Debentures. For additional information on the terms of these securities see our most current Annual Report on Form 10-K.

Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of HMC common stock at the rate of 3.2537 shares per Convertible Preferred Security, for a total of approximately 31 million shares (equivalent to a conversion price of $15.367 per share of our common stock). No Convertible Preferred Securities were converted to HMC common stock during the first half of 2005. The Convertible Preferred Securities are redeemable at the Trust’s option upon any redemption by us of the Convertible Subordinated Debentures. Currently, the Convertible Preferred Securities can be redeemed at a price equal to 101.350% of the liquidation preference, or $50.3375 per security. In addition, we have the right to terminate the conversion rights, upon 30 days advance notice, in the event the price of HMC’s common stock exceeds $18.44 (equal to 120% of the conversion price) for 20 trading days within a period of 30 consecutive trading days.

As of June 17, 2005 and December 31, 2004, our debt was comprised of:

	June 17, 2005	December 31, 2004
Series B senior notes, with a rate of 7 7/8% due August 2008	$135	$304
Series E senior notes, with a rate of 8 3/8% due February 2006	—	300
Series G senior notes, with a rate of 9 1/4% due October 2007 (1)	238	243
Series I senior notes, with a rate of 9 1/2% due January 2007 (2)	460	468
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	346	346
Series N senior notes, with a rate of 6 3/8% due March 2015	650	—
Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	492	491
Senior notes, with an average rate of 9.7%, maturing through 2012	13	13

Total senior notes	3,059	2,890
Mortgage debt, with an average interest rate of 7.7% at June 17, 2005 and December 31, 2004 respectively	1,871	2,043
Credit facility	—	—
Convertible Subordinated Debentures, with a rate of 6 3/4% due December 2026	492	492
Other	97	98

Total debt	$5,519	$5,523

(1)	Includes the fair value of the interest rate swap agreements of $(4) million and $1 million as of June 17, 2005 and December 31, 2004, respectively.
(2)	Includes the fair value of the interest rate swap agreement of $10 million and $18 million as of June 17, 2005 and December 31, 2004, respectively.

HMC Dividend Policy

HMC is required to distribute to stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by HMC to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of HMC, Host LP has issued to HMC a corresponding common OP unit and preferred OP unit. As of July 15, 2005, HMC is the owner of substantially all of the preferred OP units and approximately 95% of the common OP units. The remaining 5% of the common OP units are held by various third-party limited partners.

As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when HMC pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if HMC paid a five cent per share dividend on its common stock, it would be based on payment of a five cent per unit distribution by Host LP to HMC as well as other common OP unit holders. For these reasons, investors should also take into account the 5% minority position in Host LP, and the requirement that they share pro rata in distributions from Host LP, when analyzing dividend payments by HMC to its stockholders.

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

On June 17, 2005, our Board of Directors declared a cash dividend of $0.10 per share for our common stock. The dividend was paid on July 15, 2005 to stockholders of record as of June 30, 2005. The amount of any future common dividend will be determined by our Board of Directors.

On June 17, 2005, our Board of Directors also declared a quarterly cash dividend of $0.625 per share for our Class C preferred stock and a cash dividend of $0.5546875 per share for our Class E preferred stock. The dividends were paid on July 15, 2005 to preferred stockholders of record as of June 30, 2005.

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

The following table provides a reconciliation of net income (loss) available to common stockholders per share to FFO per diluted share (in millions, except per share amounts):

Reconciliation of Net Income (Loss) Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended
	June 17, 2005			June 18, 2004
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common stockholders	$80	352.7	$.23	$7	323.1	$.02
Adjustments:
Gain on dispositions, net of taxes	(41)	—	(.12)	(19)	—	(.06)
Amortization of deferred gains, net of taxes	(2)	—	—	(3)	—	(.01)
Depreciation and amortization	86	—	.24	83	—	.26
Partnership adjustments	3	—	.01	6	—	.02
FFO of minority partners of Host LP(a)	(7)	—	(.02)	(5)	—	(.02)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.2	—	—	3.2	—
Assuming conversion of Exchangeable Senior Debentures (b)	4	27.5	(.02)	4	27.3	—
Assuming conversion of Convertible Subordinated Debentures	7	30.9	(.01)	—	—	—

FFO per diluted share(c) (d)	$130	413.3	$.31	$73	353.6	$.21

	Year-to-date ended
	June 17, 2005			June 18, 2004
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income (loss) available to common stockholders	$78	352.3	$.22	$(33)	322.0	$(.10)
Adjustments:
Gain on dispositions, net of taxes	(54)	—	(.15)	(20)	—	(.06)
Amortization of deferred gains, net of taxes	(4)	—	(.01)	(4)	—	(.02)
Depreciation and amortization	169	—	.48	166	—	.52
Partnership adjustments	8	—	.02	11	—	.03
FFO of minority partners of Host LP(a)	(11)	—	(.03)	(8)	—	(.02)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.2	—	—	3.3	(.01)
Assuming conversion of Exchangeable Senior Debentures (b)	9	27.5	(.02)	5	15.1	—
Assuming conversion of Convertible Subordinated Debentures	15	30.9	—	—	—	—

FFO per diluted share(c) (d)	$210	412.9	$.51	$117	340.4	$.34

(a)	Represents FFO attributable to the minority interests in Host LP.
(b)	Prior year FFO per dilutive share has been restated in accordance with our adoption of EITF 04-8. For further detail see Note 2.

(c)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(d)	Results for the second quarter and year-to-date 2005 and 2004 were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per share amounts):

	Quarter ended
	June 17, 2005		June 18, 2004
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions and debt prepayments (1)	$(20)	$(20)	$(32)	$(32)
Class B preferred stock redemption (2)	(4)	(4)	—	—
Gain on CBM Joint Venture LLC sale (3)	42	—	—	—
Gain on hotel dispositions	—	—	19	—
Minority interest income (expense) (4)	(1)	1	1	2

Total	$17	$(23)	$(12)	$(30)

Per diluted share (5)	$.04	$(.06)	$(.04)	$(.08)

	Year-to-date ended
	June 17, 2005		June 18, 2004
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions and debt prepayments (1)	$(34)	$(34)	$(45)	$(45)
Class B preferred stock redemption (2)	(4)	(4)	—	—
Gain on CBM Joint Venture LLC sale (3)	42	—	—	—
Gain on hotel dispositions	12	—	20	—
Minority interest income (expense) (4)	(1)	2	1	3

Total	$15	$(36)	$(24)	$(42)

Per diluted share (5)	$.04	$(.09)	$(.08)	$(.13)

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages for all periods presented.
(2)	Represents the original issuance costs for the Class B preferred stock, which was required to be charged against net income (loss) available to common stockholders in conjunction with the redemption of the Class B preferred stock in the second quarter of 2005. For further detail, see Note 6 to the condensed consolidated statements.
(3)	Represents the gain, net of tax, on the sale of 85% of our interest in CBM Joint Venture LLC. For further detail, see Note 4 to the financial statements.
(4)	Represents the portion of the above listed amounts attributable to minority partners in Host LP.
(5)	Prior year per share amounts were adjusted due to the dilutive effect of the retroactive application of EITF 04-8.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Number of hotels	101	101	101	101
Number of rooms	52,047	52,161	52,047	52,161
Percent change in Comparable Hotel RevPAR	9.8%	—	8.8%	—

Comparable hotel sales
Room	$575	$524	$1,054	$973
Food and beverage	304	290	556	534
Other	64	60	116	110

Comparable hotel sales (b)	943	874	1,726	1,617

Comparable hotel expenses (c)
Room	134	126	250	237
Food and beverage	216	208	401	387
Other	38	36	70	67
Management fees, ground rent and other costs	298	283	560	534

Comparable hotel expenses	686	653	1,281	1,225

Comparable hotel adjusted operating profit	257	221	445	392
Non-comparable hotel results, net (d)	13	2	22	9
Office building and limited service properties, net (e)	—	—	—	(1)
Depreciation and amortization	(86)	(80)	(170)	(160)
Corporate and other expenses	(15)	(12)	(29)	(25)

Operating profit	$169	$131	$268	$215

(a)	The reporting period for our comparable operating statistics for the second quarter of 2005 is from March 26, 2005 to June 17, 2005 and for the second quarter of 2004 from March 27, 2004 to June 18, 2004. The reporting period for year-to-date 2005 is from January 1, 2005 to June 17, 2005 and for year-to-date 2004 is from January 3, 2004 to June 18, 2004. For further detail, see “Reporting Periods” in our most recent Annual Report of Form 10-K.
(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Revenues per the consolidated statements of operations	$993	$898	$1,811	$1,675
Non-comparable hotel sales	(45)	(18)	(74)	(35)
Hotel sales for the property for which we record rental income, net	13	12	25	23
Rental income for office buildings and limited service hotels	(18)	(18)	(36)	(35)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	—	(11)

Comparable hotel sales	$943	$874	$1,726	$1,617

(c)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	June 17, 2005	June 18, 2004	June 17, 2005	June 18, 2004
Operating costs and expenses per the consolidated statements of operations	$824	$767	$1,543	$1,460
Non-comparable hotel expenses	(30)	(14)	(52)	(28)
Hotel expenses for the property for which we record rental income	11	10	25	24
Rent expense for office buildings and limited service hotels	(18)	(18)	(36)	(36)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	—	(10)
Depreciation and amortization	(86)	(80)	(170)	(160)
Corporate and other expenses	(15)	(12)	(29)	(25)

Comparable hotel expenses	$686	$653	$1,281	$1,225

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(e)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The percentage of our debt that is floating rate was 15% at June 17, 2005 and December 31, 2004. Accordingly, there have been no changes in our interest rate sensitivity. See our most recent Annual Report on Form 10-K.

Exchange Rate Sensitivity

Foreign Currency Forward Exchange Agreements

Other than those transactions disclosed in our quarterly report on Form 10-Q for the period ended March 25, 2005, there have been no other changes to, nor have we purchased or sold any other derivative instruments during the second quarter of 2005 that would affect our exchange rate sensitivity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Accelerated High Yield Growth Fund, Ltd., et al. v. HMC Hotel Properties II Limited Partnership et al., C.A. No. 18254NC.

In July 2005, the parties agreed to settle this lawsuit, which had been filed in the Delaware Chancery Court in August 2000, for approximately $1 million. The litigation is the last in a series of cases that began in 1996 in response to a tender offer we made for interests in the Marriott Hotel Properties II Limited Partnership, or MHP II, and expanded to cover the 1998 roll-up of MHP II interests into Host LP as part of HMC’s conversion to a REIT. For further discussion, see our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
March 26, 2005— April 25, 2005	—		$—	—	—
April 26, 2005— May 25, 2005	27,815	*	$—	—	—
May 26, 2005— June 17, 2005	—		$—	—	—
Total	27,815	*	$—	—	—

*	Reflects shares of restricted common stock forfeited for failure to meet vesting criteria.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its Annual Meeting of Stockholders on May 19, 2005.

(c)	(i) Votes regarding the election of seven directors for terms expiring at the 2006 annual meeting of stockholders were as follows:

	FOR	WITHHELD
Robert M. Baylis	317,977,799	4,759,731
Terrence C. Golden	200,957,780	121,779,750
Ann M. Korologos	311,404,916	11,332,614
Richard E. Marriott	312,960,453	9,777,077
Judith A. McHale	317,961,881	4,775,649
John B. Morse, Jr.	317,977,031	4,760,499
Christopher J. Nassetta	312,969,329	9,768,201

(ii) Votes on the ratification of the appointment of KPMG LLP as independent auditors of the company to serve for the 2005 calendar year were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NONVOTES
319,405,353	3,129,119	203,058

(iii) Votes on a stockholder proposal to elect directors by a majority vote standard were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NONVOTES
138,018,393	161,470,794	883,955

Item 6. Exhibits

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT CORPORATION

July 25, 2005	/s/ Larry K. Harvey
Larry K. Harvey
Senior Vice President and Corporate Controller