Form 10-K
period 2005-12-31
HOST MARRIOTT CORP/
filed 2006-03-10
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005	Commission file number 001-14625

HOST MARRIOTT CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	53-0085950
(State of Incorporation)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (386,260,926 shares outstanding as of March 1, 2006) and Purchase share rights for Series A Junior Participating Preferred Stock, $.01 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Class C Preferred Stock, $.01 par value (5,980,000 shares outstanding as of March 1, 2006)	New York Stock Exchange
Class E Preferred Stock, $.01 par value (4,034,300 shares outstanding as of March 1, 2006)	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 17, 2005 (based on the closing sale price as reported on the New York Stock Exchange on June 17, 2005) was approximately $6,540,523,759.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held in 2006 are incorporated by reference into Part III of this Form 10-K. We expect to file our proxy statement by April 6, 2006.

Items 1 & 2    Business and Properties

Host Marriott Corporation is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Marriott Corporation owns properties and conducts operations through Host Marriott, L.P., a Delaware limited partnership that Host Marriott Corporation is the sole general partner and in which it holds approximately 95% of the partnership interests. In this report, we use the terms “we” or “our” to refer to Host Marriott Corporation and Host Marriott, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Marriott Corporation and the terms “operating partnership” or “Host LP” to refer to Host Marriott, L.P. (and its consolidated subsidiaries), in cases where it is important to distinguish between Host and Host LP.

As of March 1, 2006, our lodging portfolio consisted of 103 luxury and upper-upscale full-service hotels containing approximately 54,000 rooms. Our portfolio is geographically diverse with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada and Mexico City, Mexico. Our locations primarily include central business districts of major cities, airport areas and resort/conference destinations. Additionally, we have signed a definitive merger agreement to acquire a portfolio of 38 hotels (the “Starwood Portfolio”) from Starwood Hotels and Resorts Worldwide, Inc. and a majority owned subsidiary, Starwood Hotels & Resorts, (together, “Starwood”), which we expect to close in early April. For further discussion, see “Management’s Discussion and Analysis of Operations and Financial Condition—Starwood Transaction”.

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

Additionally, at the Investor Information section of our website, we have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Conflicts of Interest Policy for directors, our Code of Business Conduct and Ethics for employees, our Corporate Governance Guidelines and the charters for each of our standing committees of our Board of Directors, which are: the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of these charters and policies are also available in print to stockholders upon request.

The Lodging Industry Overview

The lodging industry in the United States consists of both private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

•	Owners—these participants own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties may also be operated as an independent hotel (unaffiliated with any brand) by an independent hotel manager.

•	Owner/Managers—these participants own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel (unaffiliated with any brand) or operated under the owner’s brand. REITs are restricted from operating and managing hotels under applicable REIT laws.

•	Franchisors—these participants own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their branded hotels with brand recognition, marketing support and centralized reservation systems.

•	Franchisor/Manager—these participants own a brand or brands and also operate hotels on behalf of the hotel owner or franchisee.

•	Manager—these participants operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel (unaffiliated with any brand).

The hotel manager is responsible for the day-to-day operation of the hotels, including the employment of hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner. They typically receive fees based on the revenues and profitability of the hotel.

The lodging industry is highly competitive. Competition for a given hotel is based primarily on the brand affiliation, guest facilities, amenities, level of service, quality of accommodations, location and room rates. Competition is often specific to the individual markets in which the properties are located. Catering to a wide variety of tastes and needs, the lodging industry is broadly segmented into six groups: luxury, upper-upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban and resort markets either as luxury properties, under such brand names as Ritz-Carlton®, Fairmont® and Four Seasons®, or as upper-upscale properties, under such brand names as Marriott®, Hyatt®, Westin® and Hilton®.(1)

Our industry is influenced by the cyclical relationship between the supply of, and demand for, hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations. Extended periods of strong demand growth tend to encourage new development. The rate of supply growth may be influenced by a number of factors, including availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete development of hotels increases the volatility of the cyclical behavior of the lodging industry. At different points in the cycle, demand and supply may increase or decrease in a dissimilar manner such that demand may increase when there is no new supply or supply may grow when demand is declining. The development of luxury and upper-upscale hotels in urban and resort/conference destinations frequently requires the longest lead-time.

Properties in the luxury and upper-upscale segment of the lodging industry benefited from a favorable imbalance between supply and demand during the early 1990’s, driven in part by low construction levels and high gross domestic product, or GDP growth. From 1998 through 2000, supply moderately outpaced demand, leading to slight declines in occupancy levels. However, the growth of hotel revenues remained very strong as occupancy declines were more than offset by increases in average daily rate during that period. From 2001 through 2003, demand slowed significantly due to the threat of terrorist attacks, the war in Iraq and the continuation of a weak economy, all of which combined to reduce both occupancy and average daily rates. As the economy strengthened early in 2004, demand growth began to accelerate initially leading to increases in occupancy. The lodging industry continued to strengthen in 2005 and we then experienced growth in higher rated business travel, which helped drive strong improvements in average room rates. Based on data provided by Lodging Econometrics, luxury and upper-upscale hotel supply growth for the top 25 markets in the U.S. is expected to increase by approximately 1.4% and 1.9% in 2006 and 2007, respectively. We believe that, based on a review of the forecasted supply growth in the specific geographic markets where we own hotels, supply growth of potentially competitive hotels will be slightly lower than the Lodging Econometrics forecasts.

(1)	This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

The charts below detail the supply, demand and RevPAR growth for the U.S. lodging industry and for the luxury and upper-upscale segment for 2001 to 2005 based on data provided by Smith Travel Research. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is a commonly used measure of hotel operations. For more information on RevPAR and a discussion of how we use this measure, see “Management’s Discussion and Analysis of Operations and Financial Condition—Overview.”

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Luxury and Upper-Upscale Supply, Demand and RevPAR growth

Business Strategy

Our primary business objective is to provide superior total returns to our stockholders through a combination of appreciation in asset values and growth in earnings and dividends. To achieve this objective we seek to:

•	maximize the value of our existing portfolio through aggressive asset management, which includes working with the managers of our hotels to continue to increase revenues while minimizing operating costs, completing selective capital improvements designed to increase profitability and exploring opportunities to utilize our properties for more valuable or profitable purposes, such as conversions into timeshares or condominiums;

•	acquire luxury and upper-upscale hotels that are generally located in urban and resort/conference destinations and are operated by leading management companies;

•	maintain a capital structure and liquidity profile with an appropriate balance of debt and equity, including generally targeting an amount of floating rate debt in the 15% to 30% range, that will also provide flexibility given the inherent volatility in the lodging industry;

•	reduce our leverage, over time, to achieve an EBITDA-to-interest coverage ratio greater than 3.0x under our senior notes indenture and seek to maintain a balanced maturity schedule with an average maturity of no less than five years; and

•	dispose of non-core assets, such as older assets with significant capital needs, assets that are at a competitive risk given potential new supply or assets in slower-growth markets. These hotels are potentially attractive investments for investors with different portfolio objectives.

Asset Management.    We believe we can maximize the value of our hotel portfolio through aggressive asset management. We are the largest REIT owner of luxury and upper-upscale properties in the U.S. and our hotels are managed by many of the top brands in the industry. The size and composition of our portfolio and our experience with multiple brands allow us to benchmark similar hotels and identify best practices, value enhancement opportunities and efficiencies that can be communicated to our managers. We continue to evaluate key performance indicators to ensure an appropriate level of assistance is provided to our managers to maximize opportunities at each asset. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

Our asset management and development departments work closely with our managers in overseeing capital expenditure budgets to ensure that our hotels are in superior physical condition, highly competitive in the market and compliant with brand standards. We also work with our managers to ensure that renewal and replacement expenditures are efficiently spent to maximize the profitability of the hotel. In addition to best practices driving the profitability of our hotels, we pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These capital improvements may include converting underutilized space to alternative uses, building additional meeting space or exhibit halls, and installing energy management systems and highly efficient water recycling systems. When appropriate, we also consider the complete repositioning of a hotel in a given market, which often includes a complete renovation of guest rooms, meeting rooms and public space modifications. Other value enhancement opportunities will include utilizing underdeveloped land or buildings for other real estate uses, such as timeshare and condominium units, to maximize the value of each of our assets.

Acquisitions.    Our acquisition strategy focuses on luxury and upper-upscale hotels. We continue to believe there will be opportunities to acquire these hotels at attractive multiples of cash flow and at discounts to replacement cost. Our acquisition strategy continues to focus on:

•	properties with locations in markets with high barriers to entry for prospective competitors;

•	properties operated under premium brand names, such as Marriott®, Ritz-Carlton®, Four Seasons®, Fairmont®, Hilton®, Hyatt®, Westin®, W Hotels®, Sheraton®, and St. Regis®;

•	larger hotels that are consistent with our portfolio objectives and that may require investment on a scale that limits the number of potential buyers;

•	underperforming hotels whose operations can be enhanced by conversion to a higher quality brand and/or by upgrading or expanding the existing facilities; and

•	acquisitions through various structures, including transactions involving portfolios, single assets and joint ventures.

Prior to 2003, our acquisitions were limited by the lack of suitable targets that would complement our portfolio and provide adequate returns, as well as a limited ability to raise capital due to weak investment markets. As capital markets strengthened late in 2003, suitable single-asset opportunities became available. As a result, during 2004 and 2005, we acquired four properties in single-asset transactions, including our latest acquisition, the 834-room Hyatt Regency Washington on Capitol Hill in Washington, D.C. in September 2005.

In November 2005, we signed a definitive merger agreement to acquire 38 luxury and upper-upscale hotels from Starwood for approximately $4.04 billion. Approximately 80% of the portfolio revenues are from properties in urban, convention or resort destinations, and six of the properties are city-center hotels with over 750 rooms. The acquisition will expand our portfolio into Europe where we will acquire six hotels, as well as increase our presence in key domestic markets such as New York, Boston, San Diego and Seattle. The acquisition is consistent with our strategy of purchasing properties under premium brand names, including Westin®, Sheraton®, W Hotels®, and St. Regis®. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Starwood Transaction.”

Dispositions.    Since January 2003, we have taken advantage of market conditions to sell 26 hotels at favorable prices. Proceeds from dispositions have been, or will be, used to repay debt, fund acquisitions, fund return on investment, or ROI, projects, or for general corporate purposes. Proceeds from the dispositions completed during the first quarter of 2006 will be used to partially fund the acquisition of the Starwood Portfolio. Generally, the properties that we disposed of have been non-core, smaller hotels that are located in secondary and tertiary markets where we believe the potential for growth is lower, or where the properties required substantial capital investments. However, in some instances, such as the recently announced sale of the Swissôtel The Drake, New York and the recently completed sale of the Fort Lauderdale Marina Marriott, we may also dispose of core assets when we have the opportunity to capitalize on value enhancement opportunities and apply the proceeds to other business objectives.

Operating Structure

Our operating structure is as follows:

Host was formed in 1998 as a Maryland corporation in connection with our reorganization to qualify as a REIT and, at that time, we reorganized our business and contributed our hotels and certain other assets to the operating partnership and its subsidiaries. As a result of this reorganization, Host became the sole general partner of Host LP. For each share of Host common stock, the operating partnership has issued one unit of operating partnership interest, or OP unit, to Host. When distinguishing between Host and Host LP, the primary difference is the approximately 5% of the partnership interests of Host LP not held by us as of March 1, 2006.

All of our assets are owned by us or through our subsidiaries, all of which are general or limited partnerships or limited liability companies. The OP units owned by holders other than us are redeemable at the option of the holders, beginning one year after the date of issuance of the holder’s OP units. Upon redemption of an OP unit, a holder may receive cash from us in an amount equal to the market value of one share of Host common stock. We have the right, however, to acquire any OP unit offered for redemption directly from the holder in exchange for one share of Host common stock, instead of a cash redemption.

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our properties to a subsidiary designated as a taxable REIT subsidiary for federal income tax purposes or to third party lessees. The lessees enter into agreements with third parties to manage the operations of the hotels. Taxable REIT subsidiaries may hold other assets that engage in other activities that produce non-qualifying income such as the development of timeshare or condominium units, subject to certain restrictions. Unlike other subsidiaries of a REIT, taxable income of a taxable REIT subsidiary is subject to federal, state and foreign income taxes.

Lodging Properties Portfolio

Overview.    Our lodging portfolio primarily consists of 103 luxury and upper-upscale hotels containing approximately 54,000 rooms as of March 1, 2006. It is geographically diverse within North America, with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada and Mexico City, Mexico. We believe that the broader brand recognition and resources of the premium brands our properties are operated under help generate revenues and drive increased profitability over the long-term. Our locations include central business districts of major cities, near airports and resort/conference destinations, that because of their locations, typically benefit from significant barriers to entry by competitors. Historically, our properties in urban and resort/conference destinations have achieved higher RevPAR than similar properties in suburban locations. Our hotels have an average of approximately 522 rooms. Thirty-five of our hotels have more than 500 rooms and nine of our hotels exceed 1,000 rooms. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. The average age of our properties is 21 years, although most of the properties have benefited from substantial renovations or major additions, as well as scheduled renewal and replacement and other capital improvements.

The following chart details our portfolio by brand as of March 1, 2006:

Brand	Number of Hotels	Rooms
Marriott	75	41,466
Ritz-Carlton	10	3,826
Hyatt	7	4,352
Swissôtel(1)	2	1,127
Hilton/Embassy Suites	2	678
Four Seasons	2	608
Fairmont	1	450
Westin	1	365
Other brands	3	938

	103	53,810

(1)	Includes the 495-room Swissôtel The Drake, New York, which we expect to sell on or about the end of the first quarter 2006..

Capital Expenditures.    To maximize the value of our portfolio and to maintain our high standards, as well as those of our managers, we spend a considerable amount of time reviewing potential capital expenditures at our properties, including renewals and replacements, expansions, repositionings and other capital investments. Our capital expenditures generally fall into two broad categories, renewal and replacement expenditures and repositioning/return on investment (or “ROI”) projects.

Renewal and Replacement Expenditures.    To maintain the overall quality of our lodging properties, we annually assess the need for refurbishments, replacements and capital improvements. Typically, room refurbishments occur at intervals of approximately seven years. However, the timing of refurbishments may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, hard goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates to maintain brand quality standards. Hard goods include items such as dressers, desks, couches, restaurant chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade, fire systems, etc., which are regularly maintained and then replaced at the end of their useful lives. The management agreements for the majority of our properties require us to escrow 5% of each hotel’s annual gross revenues for refurbishments. Historically, we have spent a slightly higher percentage than required, or an average of approximately $180 million to $220 million, on replacements and refurbishments of soft and hard goods each year. In addition to amounts required to be escrowed under the management agreement, we fund infrastructure improvements and, on average, historically spend approximately $20 million to $30 million annually, generally leading to historical total renewal and replacement capital expenditures of $200 million to $250 million on an annual basis. Additionally, all capital expenditure decisions take into account the economic environment and our cash requirements and, as a result, we will occasionally spend more or less than these amounts.

Repositioning/Return on Investment Projects.    We have also undertaken several projects over the past two years that are designed to increase the ROI for our portfolio. These projects include, for example, expanding ballroom, spa or conference facilities. In certain instances, these repositioning or ROI projects have coincided with the timing of regular maintenance cycles at the properties where we have used the opportunity to improve and upgrade the hotel. Other ROI projects are designed to take advantage of changing market conditions and the superior location of our properties. For example, in December 2005, we completed the renovation and repositioning of the Newport Beach Marriott at a cost of approximately $60 million, which included the addition of a spa, 20 new luxury suites, redesigned and renovated guestrooms, a new restaurant concept and updated meeting space. We also recently began work on a planned investment of approximately $70 million for the development of an exhibit hall at the Marriott Orlando World Center Hotel. We spent a total of approximately $107 million on ROI projects in 2005. ROI projects historically have generated strong returns, and over the next several years, we expect to spend $300 million to $500 million on such investments.

We also will continue to seek opportunities to enhance the value of our portfolio by identifying and executing strategies that capitalize on alternative uses of our assets, such as the development of timeshare or condominium units on excess land or the conversion of existing rooms to timeshare or condominium units. For example, we are pursuing the development of approximately 120 timeshare units on a beachfront parking lot at the Hyatt Regency Maui Resort and Spa. Additionally, we will seek to capitalize on our value enhancement strategies through the sale of our hotels when premium pricing can be obtained. Examples include the January 2006 sale of our Fort Lauderdale Marina Marriott for a sales price of $146 million and the recently announced sale of the Swissôtel The Drake, New York, which we expect to complete on or about the end of the first quarter 2006, for a sales price of $440 million.

Foreign Operations.    We currently own four Canadian properties and one Mexican property containing a total of 1,953 rooms. During each of 2005, 2004 and 2003, approximately 3% of our revenues were attributed to foreign operations, while the remaining 97% of our revenues were attributed to our domestic properties.

Competition.    The lodging industry is highly competitive, and over the past decade there has been a proliferation of the number of brands in the lodging industry. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities, amenities, price and service, as well as property condition. Our competition includes hotels operated under brands in the luxury and upper-upscale full-service segments, as well as hotels operated under upscale or other lower tier brands in many locations. Many management contracts do not have restrictions on the ability of management companies to convert, franchise or develop other hotel properties in our markets. As a result, our hotels in a given market often compete with other hotels that our managers may own, invest in, manage or franchise.

We believe our properties enjoy competitive advantages associated with their operations under the Marriott®, Ritz-Carlton®, Fairmont®, Four Seasons®, Hyatt®, Westin® and Hilton® hotel brand systems. The national marketing programs and reservation systems of these brands, combined with the strong management systems and expertise they provide, should enable our properties to perform favorably in terms of both occupancy and room rates. Each of our managers maintains national reservation systems. In addition, repeat guest business is enhanced by guest reward or guest recognition programs offered by most of these brands.

Seasonality.    Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues in the fourth quarter typically reflect sixteen weeks of results compared to twelve weeks for each of the first three quarters of the fiscal year for our Marriott-managed hotels. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged approximately 21%, 25%, 21% and 33% for the first, second, third and fourth quarters, respectively.

Hotel Properties.    The following table sets forth the location and number of rooms of our 103 full-service hotels as of March 1, 2006. Each hotel is operated under the brand name indicated.

Location	Rooms	Location	Rooms
Arizona		California (continued)
Marriott Mountain Shadows Resort and Golf Club(3)	337	San Francisco Marriott(1) San Ramon Marriott(1)	1,498 368
Scottsdale Marriott Suites Old Town	251	Santa Clara Marriott(1)	755
The Ritz-Carlton, Phoenix	281	The Ritz-Carlton, Marina del Rey(1)	304
Scottsdale Marriott at McDowell Mountains	270	The Ritz-Carlton, San Francisco Colorado	336
California		Four Points by Sheraton Denver
Coronado Island Marriott Resort(1)	300	Southeast(1)	475
Costa Mesa Marriott Suites	253	Denver Marriott Tech Center	628
Desert Springs, a JW Marriott Resort and Resort & Spa, Palm Desert	884	Denver Marriott West(1) Connecticut	305
Hyatt Regency, San Francisco Airport	789	Hartford Marriott Rocky Hill(1)	251
Manhattan Beach Marriott(1)	385	Florida
Marina del Rey Marriott(1)	370	Harbor Beach Marriott Resort and
Newport Beach Marriott Hotel & Spa	532	Spa(1)(2)	637
Newport Beach Marriott Bayview	254	Miami Airport Marriott(1)	772
Host Airport Hotel Sacramento(1) San Diego Marriott Hotel and Marina(1)(2)	89 1,362	Miami Marriott Biscayne Bay Orlando World Center Marriott Resort and Convention Center	601 2,000
San Diego Marriott Mission Valley San Francisco Airport Marriott	350 685	Hilton Singer Island Oceanfront Resort	223
San Francisco Marriott Fisherman’s Wharf	285

Location	Rooms	Location	Rooms
Florida (continued)		Missouri
Tampa Airport Marriott(1)	296	Kansas City Airport Marriott(1)	382
Tampa Marriott Waterside Hotel and		New Hampshire
Marina	717	Courtyard Nashua	245
The Ritz-Carlton, Amelia Island	444	New Jersey
The Ritz-Carlton, Naples	463	Hanover Marriott	353
The Ritz-Carlton Golf Resort, Naples	295	Newark Liberty International Airport
Georgia		Marriott(1)	591
Atlanta Marriott Marquis	1,675	Park Ridge Marriott(1)	289
Atlanta Marriott Suites Midtown(1)	254	New York
Atlanta Marriott Perimeter Center(1)	400	New York Marriott Financial Center	498
Four Seasons Hotel, Atlanta	244	New York Marriott Marquis Times
Grand Hyatt Atlanta in Buckhead	438	Square(1)	1,944
JW Marriott Hotel Buckhead Atlanta	371	Swissôtel The Drake, New York(4)	495
The Westin Buckhead Atlanta	365	North Carolina
The Ritz-Carlton, Atlanta	444	Greensboro-Highpoint Marriott
The Ritz-Carlton, Buckhead	553	Airport(1)	299
Hawaii		Raleigh Marriott Crabtree Valley	375
The Fairmont Kea Lani, Maui	450	Ohio
Hyatt Regency Maui Resort and Spa	806	Dayton Marriott	399
Illinois		Oregon
Chicago Marriott Suites Downers		Portland Marriott Downtown
Grove	254	Waterfront	503
Courtyard Chicago Downtown	337	Pennsylvania
Embassy Suites Chicago Hotel,		Four Seasons Hotel, Philadelphia	364
Downtown/Lakefront	455	Philadelphia Marriott Downtown(2)	1,408
Chicago Marriott O’Hare	681	Philadelphia Airport Marriott(1)	419
Chicago Marriott Suites O’Hare	256	Tennessee
Swissôtel, Chicago	632	Memphis Marriott Downtown	592
Indiana		Texas
South Bend Marriott	298	Dallas/Addison Marriott Quorum by the
Louisiana		Galleria(1)	548
New Orleans Marriott	1,290	Houston Airport Marriott(1)	565
Maryland		Houston Marriott Medical Center(1)	386
Gaithersburg Marriott Washingtonian		JW Marriott Hotel on Westheimer by
Center	284	the Galleria	514
Massachusetts		San Antonio Marriott Rivercenter(1)	1,001
Boston Marriott Newton	430	San Antonio Marriott Riverwalk(1)	512
Boston Marriott Copley Place	1,139	Virginia
Hyatt Regency Boston	498	Washington Dulles Airport
Hyatt Regency Cambridge, Overlooking		Marriott(1)	368
Boston	469	Fairview Park Marriott	395
Michigan		Hyatt Regency Reston	518
The Ritz-Carlton, Dearborn	308	Key Bridge Marriott(1)	583
Detroit Marriott Livonia Minnesota	224	Residence Inn Arlington Pentagon City	299
Minneapolis Marriott City Center(1)	583	The Ritz-Carlton, Tysons Corner(1)	398
Minneapolis Marriott Southwest	321

Location	Rooms	Location	Rooms
Virginia (continued)		Canada
Washington Dulles Marriott Suites	253	Calgary Marriott	384
Westfields Marriott Washington Dulles	336	Toronto Marriott Airport(2)	424
Washington		Toronto Marriott Downtown Eaton Center(1)	459
Seattle Marriott SeaTac Airport	459	Toronto Delta Meadowvale Resort and Conference Center	374
Washington, D.C.		Mexico
Hyatt Regency Washington on Capitol Hill	834	JW Marriott Hotel, Mexico City(2)	312

JW Marriott Hotel Pennsylvania Avenue	772	Total	53,810

Marriott at Metro Center	456

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	These properties are not wholly owned.
(3)	We have an agreement to sell this property contingent upon the purchaser obtaining the required approval for mixed use development at the site. As of March 1, 2006, these approvals have not been obtained.
(4)	We expect to complete the sale of this property on or about the end of the first quarter 2006.

Other Real Estate Investments

In addition to our 103 full-service hotels, we have minority partner interests in investments that in the aggregate own three full-service hotels, the Tiburon Golf Club, 120 limited-service hotels and other investments. Typically, we manage these investments and conduct business through a combination of general and limited partnership and limited liability company interests. All of the debt of these entities is non-recourse to us and our subsidiaries.

During March 2005, we sold 85% of our interest in CBM Joint Venture LLC, which owns 120 Courtyard by Marriott properties, for a sales price of approximately $92 million. We recorded a gain on the sale of approximately $41 million, net of taxes. In conjunction with the sale of our interest, CBM Joint Venture LLC was recapitalized and converted to a limited partnership. Post-recapitalization, we own a 3.6% limited partner interest in the newly-formed partnership, which we have the right to cause the partnership to redeem, under certain conditions, between December 2007 and December 2009, subsequent to which the partnership will also have the right to redeem our remaining interest.

We also have a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties, which, in a series of related transactions, were sold to Hospitality Properties Trust and leased back prior to 1997. These properties were subleased in 1998 with an initial term expiring between 2010 and 2012 and are renewable at our option. Rent payable under the subleases is guaranteed by the subtenant up to a maximum of $30 million. At the expiration of these leases, Hospitality Properties Trust will return our initial security deposit of approximately $67 million.

For additional detail of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Investments in Affiliates” and Notes 3 and 7 to the annual consolidated financial statements—“Investments in Affiliates” and “Leases.”

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

Material Agreements

Substantially all of our hotels are managed by third parties pursuant to management agreements with our lessee subsidiaries. The initial term of our management agreements generally is 15 to 20 years with one or more renewal terms. Our agreements with our managers typically include the terms described below. As of December 31, 2005, no individual hotel’s sales represent more than 7% of our total hotel sales.

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

•

Furniture, Fixtures and Equipment replacements.    Under the management agreements, we are required to provide to the managers all necessary furniture, fixtures and equipment for the operation of the hotels

(including funding any required furniture, fixtures and equipment replacements). The management agreements generally provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review or approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager into an escrow account in our name, to which the manager has access. However, for 64 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account which we control, subject to maintaining a minimum balance of the greater of $28 million, or 30% of total annual specified contributions, rather than escrowing funds at accounts at each hotel.

•	Building alterations, improvements and renewals. The management agreements require the managers to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel which we review and approve based on their recommendations and our judgment. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition consistent with the manager’s brand standards, over which we also have approval authority.

•	Service marks. During the term of the management agreements, the service mark, symbols and logos used by the manager may be used in the operation of the hotel. Any right to use the service marks, logos and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the applicable management agreement.

•	Sale of the hotel. Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels by requiring that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•	Termination on sale. While most of our management agreements are not terminable prior to their full term in connection with the sale of hotels, we have negotiated rights to terminate management agreements in connection with the sale of Marriott-branded hotels within certain limitations, including a remaining pool of 26 hotels. Seventy-one percent of this pool (as measured by EBITDA) may be sold free and clear of their existing management agreements without the payment of a termination fee, provided the hotels maintain the Marriott brand affiliation through a franchise agreement. Additionally, a percentage of these hotels may also be sold free and clear of their existing brand affiliation without a termination fee.

•	Performance Termination. The majority of our management agreements provide for termination rights in the case of a manager’s failure to meet certain financial performance criteria, generally a set return on the owner’s investment. We have in the past, and may in the future, agree to waive certain of these termination rights in exchange for consideration from the hotel manager, which could take the form of cash compensation or amendments to the management agreement. Similarly, the majority of our management agreements condition the manager’s right to renew or extend the term upon satisfaction of certain financial performance criteria.

Employees

On March 1, 2006, we had 205 employees, including approximately 27 employees at the Sacramento Host Airport hotel. Fourteen of our employees at the Sacramento Host Airport hotel are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. Employees at our other hotels are employed by our management companies.

Certain of our third-party managed hotels also are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. We believe that we and our managers generally have good relations with labor unions at our hotels. We and our managers have not experienced any material business interruptions as a result of labor disputes.

Investment and Other Policies

The following is a discussion of our policies with respect to investments, financing, lending and certain other activities. Our policies are determined by our Board of Directors and may be amended or revised from time to time at their discretion, without notice to, or approval by, our security holders. We cannot assure you that our objectives set forth in these policies will be attained. We are restricted by REIT laws in performing some business activities. See “Risk Factors—Applicable REIT Laws May Restrict Certain Business Activities.”

Investment Policies

Investments in Real Estate or Interests in Real Estate.    Our investment objective is to provide superior total returns to our stockholders through a combination of appreciation in asset value and growth in earnings and dividends. In order to achieve this objective we seek to:

•	maximizing the value of our existing portfolio by focusing on selectively improving and expanding our hotels and, when appropriate, pursuing alternate real estate uses;

•	acquiring additional existing and newly developed luxury and upper-upscale full-service hotels in targeted markets (primarily focusing on downtown hotels in core business districts in major metropolitan markets and resort/conference destinations);

•	completing our current development and expansion program, and selectively develop and construct luxury and upper-upscale full-service hotels; and

•	recycling capital through the sale of non-core assets or, in the event that premium pricing can be obtained, from the sale of our core assets.

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

Securities of, or Interests in, Persons Primarily Engaged in Real Estate Activities and Other Issuers.    We also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including for the purpose of exercising control over such entities. We may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with our investment policies. No such investments will be made, however, unless the Board of Directors determines that the proposed investment would not cause either Host LP or Host to be an “investment company” within the meaning of the Investment Company Act of 1940, as amended.

Dispositions

Generally, we will consider dispositions of properties or ownership interests if we believe that the sale price of a property would exceed the hold value of the property, taking into consideration both the current and anticipated operating performance of the property, the property’s capital expenditure requirements, possible tax consequences of the sale and other circumstances. We are more likely to sell what we consider “non-core” properties that no longer fit within our business strategy of owning luxury and upper-upscale properties and where we believe growth prospects are slower than our overall portfolio. On occasion, when we believe we have the opportunity to attract premium pricing for an asset, we will sell one of our higher quality hotels.

Financing Policies

To the extent that the Board of Directors determines to seek additional capital, we may raise such capital through Host common and preferred equity offerings, OP unit offerings, debt financing (including senior, secured and subordinated debt of Host LP) or retention of cash flow, or a combination of these methods.

Debt Financing.    Our organizational documents do not contain restrictions on incurring debt; however, the indenture for our senior notes and our existing credit facility does impose limitations on the incurrence of indebtedness. We may, from time to time, reduce our outstanding indebtedness by repurchasing a portion of such outstanding indebtedness, subject to certain restrictions contained in Host LP’s partnership agreement and the terms of our outstanding indebtedness. Our borrowing policies generally reflect the goals of obtaining an EBITDA-to-interest coverage ratio of 3.0x or greater (under our senior notes indenture), targeting debt consisting of 15% to 30% variable rate debt and a balanced maturity schedule with an average maturity of no less than five years. We will, from time to time, re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market conditions, market values of properties, growth and acquisition opportunities as well as other factors. Consequently, our financing policy is subject to modification and change. We may waive or modify our borrowing policy without notice to, or vote of, the holders of any of our securities.

In the future, we may seek to extend, expand, reduce or renew our existing credit facility, or obtain new credit facilities or lines of credit for the purpose of making acquisitions or capital improvements or providing working capital or meeting the taxable income distribution requirements for REITs under the Internal Revenue Code. We have issued in the past, and may issue in the future, securities senior to our common shares, including preferred shares and debt securities (either of which may be convertible into common shares or OP units or may be accompanied by warrants to purchase common shares or OP units).

We have not established any limit on the number or amount of mortgages that may be placed on any single hotel or on our portfolio as a whole, although one of our current objectives is to reduce our reliance on secured indebtedness.

Host Equity Offerings and Host LP Unit Offerings.    We may seek to raise additional capital through equity offerings by Host or OP unit offerings by Host LP. Host’s charter provides the authority to issue up to 750 million shares of common stock and 50 million shares of preferred stock. The net proceeds of all equity capital raised by Host will be contributed to Host LP in exchange for OP units, which will dilute the percentage ownership interest of Host LP’s outside limited (or third party) partners. Conversely, OP unit offerings by Host LP will dilute the percentage ownership interest of Host in Host LP. We may, under certain circumstances, purchase shares of Host common stock in the open market or purchase Host common stock and Host LP OP units in private transactions with our stockholders.

Retention of Cash Flow.    Financing through the retention of cash flow is limited due to the REIT requirement that at least 90% of our taxable income be distributed to our stockholders. Our taxable income may differ significantly from our reported cash flows.

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

Policies With Respect to Other Activities

We may, but do not presently intend to, make investments other than as previously described. We have authority to offer our securities, including in exchange for property, and may engage in such activities in the future. We also may make loans to joint ventures in which we may participate in the future to meet working capital needs. We do not intend to engage in trading, underwriting, agency distribution or sale of securities of other issuers.

Item 1A.    Risk Factors

Prospective investors should carefully consider, among other factors, the material risks described below.

Financial Risks and Risks of Operation

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike regular C corporations, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because we are required to distribute to our stockholders at least 90% of our taxable income (other than net capital gains) in order to qualify as a REIT, including taxable income we recognize for federal income tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside of our control, including declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of Host’s common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth.

We have substantial leverage.

As of December 31, 2005, we and our subsidiaries had total indebtedness of approximately $5.4 billion. In connection with the acquisition of the Starwood Portfolio, we also intend to incur substantial indebtedness, including the assumption of $104 million of mortgage debt, borrowings under a new bridge loan facility and potentially the $450 million of 7 3/8% debentures due November 15, 2015 of Sheraton Holding Corporation (the “2015 SHC Debentures), which we intend to enter into in connection with the acquisition of the Starwood Portfolio. As adjusted to give effect to the acquisition of the Starwood Portfolio, the additional indebtedness assumed or incurred in connection therewith, and other debt transactions that have occurred since the balance sheet date, we would have had total indebtedness of approximately $6.2 billion (of which approximately $3.6 billion would have consisted of senior notes, approximately $2.1 billion would have been secured by mortgage liens on various of its hotel properties with related assets, and the balance would have consisted of other debt).

Our substantial indebtedness has important consequences. It currently requires us to dedicate a substantial portion of our cash flow from operations to payments of principal and interest on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our partners and other general purposes. Additionally, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general business purposes on terms and conditions acceptable to us, if at all; or

•	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

Because we must distribute most of our taxable income in order to maintain our qualification as a REIT, we depend upon external sources of capital for future growth. If our cash flow and working capital were not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

•	sales of our equity;

•	the incurrence of additional permitted indebtedness by Host LP; or

•	the sale of our assets.

We cannot assure you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business plan.

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.

The lodging industry experienced a down-turn from 2001 to 2003, and operations generally declined during this period. The decline was attributed to a number of factors including a weak economy, the effect of terrorist attacks, terror alerts in the United States and the war in Iraq, all of which changed the travel patterns of both business and leisure travelers. While our operations improved in 2004 and 2005, we cannot provide assurance that changes in travel patterns of both business and leisure travelers will be permanent or whether they will continue to evolve creating new opportunities or difficulties for the industry. Any forecast we make regarding our results of operations may be affected and can change based on the following risks:

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

Previous terrorist attacks in the United States and subsequent terrorist alerts have adversely affected the travel and hospitality industries over the past several years. The impact which terrorist attacks in the United States or elsewhere could have on our business in particular and the U.S. economy, the global economy and global financial markets in general is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition as a whole.

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

As of March 1, 2006, 34 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). In addition, in connection with the acquisition of the Starwood Portfolio, 12 of the hotels Host intends to acquire will be subject to similar third-party ground leases. These ground leases generally require increases in ground rent payments every five years. Our ability to service our debt could be adversely affected to the extent that our revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

We do not control our hotel operations and we are dependent on the managers of our hotels.

Because federal income tax laws restrict REITs and their subsidiaries from operating a hotel, we do not manage our hotels. Instead, we lease substantially all of our hotels to subsidiaries which qualify as “taxable REIT subsidiaries” under applicable REIT laws, and our taxable REIT subsidiaries retain third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. While our taxable REIT subsidiaries monitor the hotel managers’ performance, we have limited specific recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers or their affiliates manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The documents governing the terms of our existing senior notes, our credit facility contain and the new bridge loan facility, if the acquisition of the Starwood Portfolio is completed, will contain covenants that place restrictions on us and our subsidiaries. These covenants will restrict, amongst other things, our ability and the ability of our subsidiaries to:

•	conduct acquisitions, mergers or consolidations unless the successor entity in such transaction assumes our indebtedness;

•	incur additional debt in excess of certain thresholds and without satisfying certain financial metrics;

•	create liens securing indebtedness, unless effective provision is made to secure our other indebtedness by such liens;

•	sell assets without using the proceeds from such sales for certain permitted uses or to make an offer to repay or repurchase outstanding indebtedness;

•	make capital expenditures in excess of certain thresholds;

•	raise capital;

•	pay dividends without satisfying certain financial metrics; and

•	conduct transactions with affiliates other than on an arms length basis and, in certain instances, without obtaining opinions as to the fairness of such transactions.

In addition, certain covenants in the credit facility require us and our subsidiaries to meet financial performance tests. The restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition”.

Our ability to pay dividends may be limited or prohibited by the terms of our indebtedness.

We are, and may in the future become, party to agreements and instruments which restrict or prevent the payment of dividends on our classes and series of capital stock. Under the terms of Host LP’s credit facility, senior notes indenture and the contemplated bridge loan facility, distributions to Host by Host LP, upon which Host depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distribution, Host LP can satisfy certain financial covenant tests and meet other requirements.

For example, beginning in the third quarter of 2002 and continuing through the fiscal quarter ended March 26, 2004, Host LP was prohibited from making distributions (other than in the amounts required to permit Host to pay dividends necessary to maintain REIT qualification) because our consolidated EBITDA-to-interest coverage ratio as calculated under the indenture governing our senior notes (which measures the ratio of pro forma consolidated EBITDA to pro forma consolidated interest expense) was below 2.0 to 1.0. Accordingly, during this period, Host LP was only able to make distributions to Host, and Host was only able to pay dividends, to the extent that we had taxable income and were required to make distributions to maintain Host’s status as a REIT. While our EBITDA-to-interest coverage ratio is currently above 2.0 to 1.0 and, as a result, we may make distributions in excess of permitted REIT distributions to the extent that we continue to satisfy this and other indenture covenant requirements, a decline in our operations could once again limit the amount of distributions that Host LP could make, and Host’s ability to pay dividends, either because our EBITDA-to-interest coverage ratio again falls below 2.0 to 1.0 or because we fail to meet other financial covenant tests or meet other requirements in our credit facility or senior notes indenture.

We intend, during any future period in which Host LP is unable to make restricted payments under the indenture(s) and under similar restrictions under the credit facility, that Host LP will continue its practice of distributing quarterly, based on our estimates of taxable income for any year, an amount of available cash sufficient to enable Host to pay quarterly dividends on our preferred and common stock in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code of 1986, as amended. In the event that Host LP makes distributions to Host in amounts in excess of those necessary for us to maintain our status as a REIT during a period when such distributions are restricted, Host LP will be in default under the indenture terms governing all but our outstanding Series O, Series K and Series M senior notes. A default under any series of Host LP’s existing senior notes could lead to a default under the Series O, Series K and Series M senior notes.

Our ability to pay dividends on our common stock may also be limited or prohibited by the terms of our preferred stock.

Under the terms of each of our outstanding classes of preferred stock, we are not permitted to pay dividends on our common stock unless cumulative dividends have been paid (or funds for payment have been set aside for payment) on each such class of preferred stock. The amount of aggregate dividends that accrue on our outstanding classes of preferred stock each quarter is approximately $6 million.

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

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

We have entered into management agreements with third-party managers to operate our hotel properties. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the labor force at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotels operations may be disrupted through strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees (approximately 13% of our current portfolio, by revenues) are more highly affected by labor force activities than others. In addition, the resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Because collective bargaining agreements are negotiated between the managers of our hotels and labor unions, we do not have the ability to control the outcome of these negotiations.

Foreclosure on our mortgage debt could adversely affect our business.

As of March 1, 2006, twenty-seven of our hotels and assets related thereto are subject to various mortgages in an aggregate amount of approximately $1.9 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could foreclose on these assets. We may opt to allow such foreclosure rather than make the necessary mortgage payments with funds from other sources. However, Host LP’s senior notes indenture and credit facility contain cross default provisions, which, depending upon the amount of secured debt defaulted on, could cause a cross default under both of these agreements. Host LP’s credit facility, which contains the more restrictive cross default provision as compared to its senior notes indenture, provides that it is a credit facility default in the event Host LP defaults on non-recourse secured indebtedness in excess of 1% of its total assets (using undepreciated real estate values) or defaults on other indebtedness in excess of $50 million. For this and other reasons, permitting a foreclosure could adversely affect our long-term business prospects.

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

Both our senior notes and our preferred stock are rated by Moody’s Investors’ Service and Standard & Poor’s. These independent rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital.

Our management agreements could impair the sale or financing of our hotels.

Under the terms of our management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent. If, in these circumstances, the manager does not consent, we may be precluded from taking actions in our best interest without breaching the applicable management agreement.

The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels.

For reasons relating to federal and state income tax considerations of the former and current owners of five hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. We have also agreed not to sell more than 50% of the original allocated value attributable to a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for federal and state income tax purposes until 2009. As a result, even if it were in our best interests to sell these hotels or repay or otherwise reduce the level of the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods. We anticipate that, in specified circumstances, it may agree to similar restrictions in connection with future hotel acquisitions. However, Host will not undertake any additional restrictions on the sale or replacement of debt in connection with the hotels it will acquire from Starwood in the transactions.

We may be unable to sell properties because real estate investments are illiquid.

Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and our ability to service our debt. In addition, there are limitations under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets.

Applicable REIT laws may restrict certain business activities.

As a REIT we are subject to various restrictions on our income, assets and activities. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units.

Due to these restrictions, certain business activities, including those mentioned above, may need to occur in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, and, if applicable, local and foreign taxation on their taxable income at applicable corporate income tax rates. In addition, under REIT laws, the aggregate value of all of a REIT’s taxable REIT subsidiaries may not exceed 20% of the value of all of the REIT’s assets.

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

Litigation judgments or settlements could have a significant adverse effect on our financial condition.

We are involved in various legal proceedings in the normal course of business. We are vigorously defending each of these claims. Currently, none of these claims seeks relief that, if granted, would have a significant effect on our financial condition or results of operations. As a publicly traded owner of hotel properties, however, we could become the subject of claims by the operators of our hotels, individuals or companies who use our hotels, our investors, or regulating entities, which could have a significant adverse effect on our financial condition and performance.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire luxury and upper-upscale hotel properties. The pending acquisition of Starwood hotels is an example of the execution of this strategy. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host equity offerings, issuance of limited partnership interests in Host LP, advances under our credit facility, and the incurrence or assumption of indebtedness. We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from the Starwood acquisition or other acquisitions that we consummate. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

Instead of purchasing hotel properties directly, we may, from time to time, invest as a co-venturer in entities holding hotel properties. Host is exploring the possibility of funding part of the cash portion of the purchase price for the Starwood transaction and potentially future investments with proceeds from a joint venture related to the European assets to be acquired.

Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer could subject the assets to additional risk, including:

•	our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals;

•	our co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	our co-venturer could go bankrupt, leaving us liable for such co-venturer’s share of joint venture liabilities.

Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Because, as described above, Host may enter into joint ventures with third parties in connection with certain European hotels to be acquired, these risks are particularly relevant to the transactions.

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

We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide coverage that is available on a per occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, earthquakes, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case of one of our hotels where the manager provides this coverage, any such claims will also be combined with the claims of other owners participating in the managers’ program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the management company, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism.

In addition, there are other risks such as war, certain forms of terrorism such as nuclear, biological, chemical, or radiological (NBCR) terrorism and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against. Host has created a wholly-owned captive insurance company which provides coverage to the company for losses due to NBCR attacks. The Terrorism Risk Insurance Extension Act (TRIEA) allows our captive insurer to apply to the U.S. Treasury for reimbursement of the claims. This does not insure that we will be able to recover any of our NCBR losses.

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

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverages. However, as noted above, our all-risk policies have limitations such as per occurrence limits and sublimits which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the TRIEA for “certified” acts of terrorism—namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests (“noncertified” events) as our coverage for such incidents is subject to sublimits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIEA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIEA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Host has created a wholly-owned captive insurance company that provides a policy of NBCR coverage to us, and has the same ability to apply to the US Treasury for reimbursement, as provided for in TRIA (now TRIEA), which is subject to the same deductibles and co-insurance obligations as other insurance companies. This applies to property insurance only, and not to general liability or Directors and Officers insurance. TRIEA terminates on December 31, 2007, and there is no guarantee that the terrorism coverage that it mandates will be readily available or affordable thereafter. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

Risks Relating to the Acquisition of the Starwood Portfolio

The occurrence of certain developments, including the failure to obtain required consents, could lead to Host’s acquisition of the affected hotels being delayed past the initial closing and, ultimately, abandoned, which could cause Host not to realize all of the intended benefits of the transactions.

Host and Starwood have agreed that, in the circumstances described below, one or both of them may elect to “defer”—or temporarily (or, ultimately, permanently) exclude from the transactions—one or more hotels or entities to be acquired by Host in the transactions. While neither party will be required to close if the deferrals result in the failure of its applicable closing condition in the master agreement, each party may be forced to close despite significant changes to the portfolio, including the possibility that some, or all, of the foreign hotels to be acquired may be retained by Starwood.

The deferral or exclusion of hotels from the transactions could result in Host failing to realize all of the intended benefits of the transactions. Host and Starwood have agreed to specific amounts by which the cash portion of the purchase price would be reduced as a result of the deferral or exclusion of each hotel in the portfolio. This adjustment is designed to compensate Host for the impact of the deferral but may not be adequate in all cases to compensate Host for the intended benefits of owning the hotel.

For example, when considering whether or not to approve the master agreement and the transactions, Host’s board of directors considered as a positive factor the expansion of Host’s geographic distribution into new markets outside the United States. The deferral of any international hotels could adversely affect Host’s ability to achieve the desired international presence.

Even if a deferred hotel is ultimately acquired by Host after the closing, the delay in acquiring that hotel could result in Host not obtaining all of the intended benefits of that hotel contemplated by Host management and Host’s board of directors when the master agreement was approved and signed.

Either Host or Starwood can defer any hotel or entity to be acquired by Host from the initial closing transactions without the other’s consent upon the occurrence of any of the following “deferral triggers” related to such hotel or entity:

•	after the date of the Host special meeting, at which approval of the acquisition is sought, failure to obtain any consent identified prior to signing the master agreement; or

•	after the date of the Host special meeting, (1) required antitrust approvals are not obtained or (2) any temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction is issued or laws become effective that prevent the transactions or make them illegal.

In addition, Starwood can exclude any of the Canadian hotels to be acquired by Host from the initial closing transactions without Host’s consent if Starwood does not succeed in obtaining the desired ruling from the Canadian tax authorities with respect to certain Canadian restructuring transactions related to the sale of the Canadian hotels to Host.

In addition, Host can defer any hotel or entity to be acquired by Host from the initial closing transactions without Starwood’s consent upon the occurrence of any of the following “deferral triggers” related to such hotel or entity:

•	casualty at a hotel currently contemplated to be acquired by Host that results in cost of repair (without taking into account insurance) in excess of 25% of the value of such hotel;

•	condemnation of a hotel currently contemplated to be acquired by Host that results in an economic impact (without taking into account any condemnation award) in excess of 25% of the value of such hotel;

•	after the date of the Host special meeting, one or more of the following that results in an economic impact (without taking into account any indemnification or insurance) in excess of 25% of the value of a hotel or entity currently contemplated to be acquired by Host:

•	breach of any of the following Starwood representations if the economic effect of such breach exceeds $500,000: absence of changes, litigation, real property (other than title), environmental matters, sufficiency of assets, title to personal property, compliance with laws and certain types of material contracts;

•	breach of any of the following Starwood representations: due organization, power, authorization, necessary governmental or third party consents, capitalization and title to real property; or

•	failure to obtain a required, but not previously identified, consent;

•	after the date of the Host special meeting, failure of Starwood to complete its restructuring in a manner that satisfies Host’s restructuring conditions;

•	after the date of the Host special meeting, the portion of the costs of lease structures attendant to the ownership of certain foreign hotels to be acquired by Host, including costs associated with consents of works councils, and certain indemnification liabilities, in each case payable by Host, would reasonably be expected to exceed 10% of the EBITDA that would (but for such costs and liabilities) otherwise be received by Host with respect to such foreign hotels during the twelve months immediately following the closing; or

•	if Host’s closing conditions are satisfied on the overall transactions, but a required consent has not been obtained (or there is another deferral trigger) with respect to one of three primary European hotels (i.e., Westin Palace Madrid, Westin Palace Milan and the Westin Europa & Regina), Host can elect to defer all acquired hotels located outside of the United States, Canada and Poland.

In the event that the requisite Host stockholder vote is obtained and, following such vote, the number or value of hotels in the Starwood Portfolio were to materially change due to the deferral triggers described above, then Host would call another special meeting of its stockholders for the purpose of re-approving the issuance of shares of Host common stock in the transactions. Because either Host or Starwood may terminate the master agreement if the initial closing does not occur on or prior to April 17, 2006 (assuming the failure to close has not resulted from a breach by the terminating party), the need to call another Host special meeting would likely result in Host and Starwood having the right, individually, to terminate the transactions.

Host and Starwood are working with the intention that Host will acquire at closing all of the hotels in the transactions and no hotel has been deferred or excluded from the transactions as of the date of this annual report. However, there is no guarantee that all of the deferral triggers will be satisfied or waived prior to closing. In particular, given the waiting period applicable to certain approvals that are required to be obtained from the municipality in which the Westin Europa & Regina (a hotel in Venice) is located, unless a waiver can be obtained, it is likely that the transfer of that hotel will not be capable of completion prior to the second quarter of 2006. As a result, if the required Host stockholder approval is obtained and all other conditions to the completion of the closing transactions have been satisfied prior to that time, it is likely that the acquisition of the Westin Europa & Regina (and, if Host so elects, all other hotels located outside of the United States, Canada and Poland) would be deferred. In such an event, if the applicable approvals are not obtained prior to 90 days after the initial closing of the transactions (or, if Host elects to defer all hotels located outside the United States, Canada and Poland, prior to October 17, 2006), the deferred hotels could ultimately be permanently excluded from the transactions and retained by Starwood.

The transactions are subject to a number of conditions that could have an adverse effect on Host could cause abandonment of the transactions.

The transactions are subject to a number of conditions beyond the control of Host or Starwood, or both, that may delay or otherwise materially adversely affect their completion. These conditions include antitrust requirements in Canada and Italy and other governmental and third party approvals. In addition, the obligations of Host and Starwood to consummate the transactions are subject to the conditions that there must not have occurred (1) a material adverse effect with respect to the business of Starwood currently contemplated to be acquired by Host—in the case of Host’s obligations—or with respect to Host—in the case of Starwood’s obligations or (2) any actual or proposed change in tax law or regulation with respect to consolidated tax return rules that would reasonably be expected to result in a material risk of Starwood incurring an economic cost of more than $200 million that Starwood did not expect to bear from the transactions. Further, the master agreement may be terminated for certain other reasons, including by either Host or Starwood in the event the initial closing of the transactions has not occurred by or on April 17, 2006 or, by Host, if Starwood consummates, or enters into any definitive agreement relating to, a transaction that has resulted or will result in a more than 50% change in the ownership of Starwood.

There can be no assurance that Host and Starwood will obtain the necessary consents, orders and approvals or satisfy the other conditions to closing prior to April 17, 2006, or at any time, which could result in the abandonment of the transactions or the modification of the transactions by Host and Starwood in a manner that is adverse to Host or Starwood. Finally, if the transactions are terminated, and Host determines to seek other business combinations, there can be no assurance that we will be able to negotiate a transaction with another company on terms comparable to the terms of the transactions.

Any delay in completing the transactions may reduce or eliminate the benefits expected.

As described in the preceding risk factor, the transactions may not be completed until the conditions to closing are satisfied or waived. Host cannot predict whether or when these other conditions will be satisfied.

Any delay in completing the transactions may increase the likelihood that certain of these conditions will not be able to be fulfilled, resulting in either party’s ability to terminate the master agreement and abandon the transactions. Further, the requirements for obtaining the required consents and antitrust approvals and satisfying the other conditions to closing could delay not only the initial closing of the transactions for a significant period of time but also result in the removal of certain hotels from the transactions as described above.

Any delay in completing the transactions could cause Host following the consummation of the transactions not to realize some or all of the benefits that Host expects to achieve if it successfully completes the transactions within its expected timeframe and integrates the business to be acquired from Starwood.

Finally, because the master agreement generally restricts Host from issuing shares of its common stock during the period from the signing of the master agreement until 60 days after the closing of the transactions, any delay in completing the transactions will lengthen the amount of time that Host is restricted from accessing the equity capital markets for fundraising purposes.

The pendency of the transactions could materially adversely affect the future business and operations of Host.

The pending transactions could result in the delay or deferral by Host management of important strategic decisions, which could negatively impact revenues, earnings and cash flows, as well as the market prices of shares of Host common stock, regardless of whether the transactions are completed. This risk is exacerbated by provisions in the master agreement that restrict or prevent Host from taking or agreeing to take certain actions, including acquisition or disposition transactions, during the period between the signing of the master agreement and the closing of the transactions. In addition, in the event that the ratings agencies that provide securities ratings on Host’s debts downgrade their ratings on such debts in light of the pending transactions, such a downgrade could materially adversely affect the ability of Host to finance its operations, including increasing the cost of obtaining financing.

Host expects to incur significant costs and expenses in connection with the transactions, which could result in not realizing some or all of the anticipated benefits of the transactions.

Host is expected to incur significant costs in connection with the transactions, including the financing of the cash consideration and obtaining title policies. These costs and expenses include investment banking expenses, specified taxes, severance, legal and accounting fees, printing expenses, defeasance costs and other related charges. There can be no assurance that the costs incurred by Host in connection with the transactions will not be higher than expected. The master agreement generally provides that certain transaction costs borne by Host will generally be capped at $50 million. This cap does not apply to Host’s investment banking, legal and accounting fees, printing expenses, financing and title costs or other similar costs and expenses directly incurred by Host.

Host also expects to incur costs related to the integration of the assets acquired from Starwood. While Host has assumed that a certain level of expenses would be incurred, there are a number of factors beyond its control that could affect the total amount or the timing of all of the expected integration expenses. There can be no assurance that Host will not incur additional unanticipated costs and expenses related to integration after the completion of the transactions, including in connection with the proposed structure pursuant to which Starwood will operate certain of the acquired European hotels for Host after the closing.

If Host is unable to finance the transactions as contemplated, including through borrowings under its anticipated bridge loan facility, the completion of the transactions will be jeopardized.

Host expects to fund the $1.213 billion cash portion of the purchase price for the transactions through proceeds from a combination of asset sales, sales of joint venture interests related to the European assets to be acquired and the issuance or other incurrence of additional indebtedness. There can be no assurance that Host will consummate one or more of these financing transactions prior to consummation of the transactions. To the extent that the contemplated financings are not completed prior to consummation of the transactions, Host has received financing commitments for a bridge loan facility in an aggregate principal amount of up to $1.67 billion from certain lenders. Funding of amounts under the bridge loan facility will be subject to a number of customary conditions. There can be no assurance that all such conditions will be satisfied at or prior to consummation of the transactions.

If Host is unable to finance the transactions, and other financings are not available on acceptable terms, in a timely manner or at all, then the completion of the transactions will be jeopardized and Host could be in breach of the master agreement.

Host will need to replace, at or before maturity, the bridge loan facility that will be used to finance a portion of the cash component of the transactions.

Host has received financing commitments for a bridge loan facility in an aggregate amount of up to $1.67 billion from Goldman Sachs Credit Partners, L.P., Deutsche Bank AG Cayman Islands Branch, Bank of America Bridge LLC and Merrill Lynch Capital Corporation. This facility will have an initial maturity date of twelve months, with two six-month extension options being available subject to the payment of extension fees and the satisfaction of certain other customary conditions. There can be no assurance that Host will be able to replace this facility with indebtedness on terms that are at least as beneficial to Host as the terms of this facility. For instance, Host may incur increased interest costs on indebtedness that replaces this facility due to higher interest costs of longer-term debt, which would adversely affect Host’s operating results and financial condition. The interest rate on the replacement indebtedness will depend on prevailing conditions at the time.

Host may fail to realize the revenue enhancements and other benefits expected from the transactions, which could affect the value of Host common stock following consummation of the transactions.

The value of Host common stock following consummation of the transactions may be affected by the ability of Host to achieve the expected benefits. Achieving the benefits of the transactions will depend in part upon meeting the challenges inherent in successfully integrating the portfolio of hotels to be acquired and the possible diversion of management attention for an extended period of time. There can be no assurance that such challenges will be met and that such diversion will not negatively impact the operations of Host following the consummation of the transactions.

Delays encountered in this transition process could have a material adverse effect on the operating results and financial condition of Host following the transactions. Although Host expects significant benefits to result from the transactions, there can be no assurance that Host will realize any of these anticipated benefits.

Host may be subject to unknown or contingent liabilities related to the business to be acquired from Starwood.

Assets that Host has agreed to acquire from Starwood in the transactions may be subject to unknown or contingent liabilities for which Host may have no recourse, or only limited recourse, against Starwood. In general, the representations and warranties provided by Starwood under the master agreement do not survive the closing of the transactions. While Starwood is required to indemnify Host with respect to breaches of certain representations and warranties that do survive the closing, such indemnification is limited and subject to various materiality thresholds, a significant deductible and an aggregate cap on losses. As a result, there is no guarantee that Host will recover any amounts with respect to losses due to breaches by Starwood of its representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed Host’s expectations, plus Host may experience other unanticipated adverse effects, all of which may adversely affect Host’s revenues, expenses, operating results and financial condition.

Finally, the indemnification agreement provides that Starwood will retain certain specified liabilities relating to the assets and entities currently contemplated to be acquired by Host, including with respect to liabilities related to pre-closing taxes, six pending litigation matters involving various unrelated claims and contingent ownership interests in the Fiji hotels and liabilities associated with a merger that is a part of the transactions and certain post-closing consequences thereof. While Starwood is contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, the deductible or cap on losses, there can be no guarantee that this arrangement will not require Host to incur losses or other expenses as well.

Host’s ability to service debt incurred to finance the transactions will depend in part on the cash flow generated by the hotels acquired.

In order to complete the transactions, Host anticipates incurring up to $1.0 billion of indebtedness, including the assumption of approximately $554 million of debt and an approximate $451 million draw on the bridge loan facility. As a result, we expect to have a debt balance of approximately $6.2 billion after the transactions. Host’s ability to service its increased debt will depend in part on the cash flow generated by the properties acquired in the transactions. The cash flow production of the hotels acquired is subject to changes in the national, regional and local economic climate; changes in business and leisure travel patterns; local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand; the attractiveness of such hotels to consumers relative to Host’s competition; the performance of the managers of such hotels; changes in room rates and increases in operating costs due to inflation and other factors. There can be no assurance that the hotels acquired will meet Host’s management’s expectations with respect to cash flow production, or that they will produce cash flow sufficient to service Host’s increased indebtedness. In addition, the increased levels of debt could, among other things:

•	require Host to dedicate a substantial portion of its cash flow from operations to make payments on its debt, thereby reducing funds available for working capital, capital expenditures, dividends, acquisitions and other purposes;

•	increase Host’s vulnerability to, and limit flexibility in planning for, adverse economic and industry conditions;

•	affect Host’s credit rating;

•	limit Host’s ability to obtain additional financing to fund future working capital, capital expenditures, additional acquisitions and other general corporate requirements;

•	create competitive disadvantages compared to other companies with less indebtedness; and

•	limit Host’s ability to apply proceeds from an offering or asset sale to purposes other than the repayment of debt.

The consummation of the transactions will expand Host’s business into new markets outside of the United States in which Host is not currently involved and expose Host to the general economic conditions of those markets.

Host may have difficulty managing its expansion into new geographic markets where Host has limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures. Upon completion of the transactions, Host will own hotels in eight foreign countries, representing approximately 9% of its entire portfolio (by revenues) on a pro forma basis. There are risks inherent in conducting business internationally. These include:

•	employment laws and practices in foreign countries;

•	tax laws in foreign countries, which may provide for tax rates that exceed those of the U.S. and which may provide that Host’s foreign earnings are subject to withholding requirements or other restrictions;

•	the structure pursuant to which Starwood will operate certain of the acquired European hotels for Host after closing;

•	unexpected changes in regulatory requirements or monetary policy; and

•	other potentially adverse tax consequences.

Any of these factors could adversely affect our ability to obtain all of the intended benefits of the transactions.

If Host does not effectively manage its geographic expansion and successfully integrate the foreign hotels into its organization, Host’s operating results and financial condition may be materially adversely affected and the value of Host common stock may decline.

Exchange rate fluctuations could adversely affect our financial results.

As a result of the expansion of Host’s international operations, currency exchange rate fluctuations could affect its results of operations and financial position. Host expects to generate an increasing portion of its revenue and its expenses in such foreign currencies as the Euro, the British Pound, the Polish Zloty, the Chilean Peso and the Canadian and Fijian Dollar. Although Host may enter into foreign exchange agreements with financial institutions to reduce its exposure to fluctuations in the value of these and other foreign currencies relative to its debt or receivable obligations, these hedging transactions, if entered into, will not eliminate that risk entirely. In addition, to the extent that Host is unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on Host’s results of operations and financial condition. Additionally, because Host’s consolidated financial results are reported in US Dollars, if Host generates revenues or earnings in other currencies the translation of those results into US Dollars can result in a significant increase or decrease in the amount of those revenues.

Risks of Ownership of Host’s Common Stock

There are limitations on the acquisition of Host common stock and changes in control.

Host’s charter and bylaws, the partnership agreement of Host LP, Host’s stockholder rights plan and the Maryland General Corporation Law contain a number of provisions, the exercise of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or Host LP unit holders or otherwise be in their best interests, including the following:

•	Restrictions on ownership and transfer of Host’s stock. To maintain Host’s qualification as a REIT for federal income tax purposes, not more than 50% in value of Host’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, as defined in the Code to include some entities. Because such ownership could jeopardize Host’s qualification as a REIT, a person cannot own, directly or by attribution, 10% or more of an interest in a Host lessee, nor can a Host lessee of any partnership in which Host is a partner own, directly or by attribution, 10% or more of Host’s shares, in each case unless exempted by Host’s board of directors.

Host’s charter prohibits ownership, directly or by virtue of the attribution provisions of the Code, by any person or persons acting as a group, of more than 9.8% in value or number, whichever is more restrictive, of shares of Host’s outstanding common stock, preferred stock or any other stock, each considered as a separate class or series for this purpose. Together, these limitations are referred to as the “ownership limit.”

Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired the stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of stock or to receive any proceeds from the subsequent sale of the stock in excess of the lesser of the price paid for the stock or the amount realized from the sale. A transfer of shares of Host’s stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host’s stock in excess of the ownership limit. These restrictions on transferability and ownership will not apply if Host’s board of directors determines that it is no longer in our best interests to continue to qualify as a REIT.

•	Removal of board of directors. Host’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast for the election of directors. Vacancies on Host’s board of directors may be filled by the concurring vote of a majority of the remaining directors (except that a vacancy resulting from an increase in the number of directors must be filled by a majority vote of the entire board of directors) and, in the case of a vacancy resulting from the removal of a director by the stockholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

•	Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host’s charter provides that the total number of shares of stock of all classes that we have authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock. Host’s board of directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. Because the board of directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholder vote, Host’s board of directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

•	Consent rights of the limited partners. Under the partnership agreement of Host LP, we generally will be able to merge or consolidate with another entity with the consent of partners holding limited partner ownership interests that are more than 50% of the aggregate ownership interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by us, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as Host’s stockholders. Host, as holder of a majority of the limited partnership interests of Host LP, would be able to control the vote. Under Host’s charter, holders of at least two-thirds of Host’s outstanding shares of common stock generally must approve a merger or consolidation.

•

Maryland business combination law.    Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an affiliate or associate of the corporation who at any time during the two year period prior to the date in question owned 10% or more of the voting power of the outstanding stock of the corporation (each, an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by 80% of the votes entitled to be cast by the holders of outstanding voting shares and by two-thirds of the votes entitled to be cast by the holders of voting shares other than voting shares held by an interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. Host is subject to the Maryland business combination statute.

•	Maryland control share acquisition law. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares previously acquired by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-tenth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. Host is subject to these control share provisions of Maryland law.

•	Merger, consolidation, share exchange and transfer of Host’s assets. Pursuant to Host’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer Host’s assets within the meaning of the Maryland General Corporation Law if approved (1) by Host’s board of directors in the manner provided in the Maryland General Corporation Law and (2) by Host’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of us with or into a trust organized for the purpose of changing Host’s form of organization from a corporation to a trust requires only the approval of Host’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of stockholders and a share exchange is only required to be approved by a Maryland corporation by its board of directors if the corporation is the successor. Host’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

•	Certain charter and bylaw amendments. Host’s charter contains provisions relating to restrictions on transferability of Host’s stock, fixing the size of the board of directors within the range set forth in the charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the board of directors and approved by Host’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Any amendments of these provisions of the charter (setting forth the necessary approval requirements) also would require action of the board of directors and the approval by stockholders holding two-thirds of all the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host’s bylaws provide that directors have the exclusive right to amend Host’s bylaws. These provisions may make it more difficult to amend Host’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host common stock, without the approval of the board of directors.

•	Stockholder rights plan. We adopted a stockholder rights plan which provides, among other things, that when specified events occur, Host’s stockholders, other than an acquiring person, will be entitled to purchase from us a newly created class or series of junior preferred stock, subject to Host’s ownership limits described above. The preferred stock purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of Host’s outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 20% or more of Host’s outstanding common stock. The exercise of the preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by Host’s board of directors.

Shares of Host’s common stock that are or become available for sale could affect the share price.

Sales of a substantial number of shares of Host’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host’s common stock. For example, in connection with the Starwood acquisition, Host intends to issue up to in excess of 145 million shares of common stock, representing an increase of approximately 38% over our currently outstanding shares. In addition, holders of units of limited partnership interest in Host LP, whose OP units may be redeemed, at Host’s election, in exchange for common stock, will be able to sell those shares freely, unless the person is our affiliate and resale of the affiliate’s shares is not covered by an effective registration statement. Further, a substantial number of shares of Host’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of common stock reserved for options, or pursuant to securities we may issue that are convertible into shares of Host common stock or securities (other than OP units) that Host LP has issued that are exchangeable for shares of our common stock. As of March 1, 2006, there are approximately 20 million OP units outstanding that are redeemable and there are outstanding $500 million aggregate principal amount of 3.25% Exchangeable Senior Debentures of Host LP exchangeable under certain conditions for shares of Host common stock at an exchange price equivalent to $17.82 per share for a total of approximately 28 million shares (subject to adjustment for various reasons, including as a result of the payment of dividends to common stockholders). Moreover, additional shares of common stock issued by Host would be available in the future for sale in the public markets. We can make no prediction about the effect that future sales of common stock would have on the market price of Host common stock.

Our earnings and cash distributions will affect the market price of shares of Host’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of Host’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of Host’s common stock.

Market interest rates may affect the price of shares of Host’s common stock.

We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of Host’s shares to decrease.

Federal Income Tax Risks

To qualify as a REIT, Host is required (and each of our subsidiary REITs will be required) to distribute at least 90% of our taxable income, regardless of our available cash or outstanding obligations.

To continue to qualify as a REIT, we are required to distribute to our stockholders with respect to each year at least 90% of our taxable income, excluding net capital gain. To the extent that we satisfy this distribution requirement but distribute less than 100% of our taxable income and net capital gain for the taxable year, we will be subject to federal and state corporate income tax on our undistributed taxable income and capital gain. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for that year and any undistributed taxable income from prior periods less excess distributions from prior years. We intend to make distributions, subject to the availability of cash and in compliance with any debt covenants, to our stockholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from Host LP and its subsidiaries. However, there are differences in timing between our recognition of taxable income and our receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” income, which is taxable income that is not matched by corresponding cash flow. Due to some transactions entered into in years prior to Host’s conversion to a REIT, Host could recognize substantial amounts of “phantom” income. It is possible that these differences between taxable income and the receipt of related cash could require us to borrow funds or to issue additional equity to enable Host to meet the distribution requirement and, therefore, to maintain our REIT status, and to avoid the nondeductible excise tax. In addition, because the REIT distribution requirement prevents Host from retaining earnings, we will generally be required to refinance debt at its maturity with additional debt or equity. It is possible that any of these sources of funds, if available at all, would not be sufficient to meet Host’s distribution and tax obligations.

If the transactions are completed as expected, Host will own, through Host LP, 100% of the outstanding common stock (but not the outstanding preferred stock) of SHC and six other entities that will elect to be treated as REITs. Each of these subsidiary REITs of Host will be subject to the same requirements that Host must satisfy in order to qualify as a REIT and the other rules applicable to REITs, including the distribution requirements described above.

Adverse tax consequences would apply if Host or any of our subsidiary REITs failed to qualify as a REIT.

We believe that Host has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with our taxable year beginning January 1, 1999, and Host currently intends to continue to operate as a REIT during future years. In addition, if the transactions are completed as expected, as described above, Host will own, through Host LP, SHC and six other entities that will elect to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host’s subsidiary REITs will qualify as a REIT following its REIT election. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host would fail to qualify as a REIT unless we (or the subsidiary REIT) could avail ourselves of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host or any of the subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost.

Any determination that Host or one of our subsidiary REITs does not qualify as a REIT would have a materially adverse effect on our results of operations and could reduce the value of our common stock materially. The additional tax liability of Host or the subsidiary REIT for the year, or years, in which the relevant entity did not qualify as a REIT would reduce its net earnings available for investment, debt service or distributions to stockholders. Furthermore, the non-qualifying entity would no longer be required to make any distributions to stockholders as a condition to REIT qualification and all of its distributions to stockholders would be taxable as regular C corporation dividends to the extent of its current and accumulated earnings and profits. This means, if Host were to fail to qualify as a REIT, that Host’s stockholders currently taxed as individuals would be taxed on those dividends at capital gain rates and our corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code. Host’s failure to qualify as a REIT also would cause an event of default under Host LP’s credit facility that could lead to an acceleration of the amounts due under the credit facility, which, in turn, would constitute an event of default under Host LP’s outstanding debt securities.

If our leases are not respected as true leases for federal income tax purposes, Host and each of our subsidiary REITs would fail to qualify as a REIT.

To qualify as a REIT, Host must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which currently constitutes (and is expected to constitute, following the closing transactions) substantially all of Host’s and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. If the leases were not respected as true leases for federal income tax purposes, neither Host nor any of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each would most likely lose its REIT status.

If our affiliated lessees fail to qualify as taxable REIT subsidiaries, Host and each of our subsidiary REITs would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of Host will not be qualifying income for purposes of the two gross income tests applicable to REITs. As a result of changes in the Code, since January 1, 2001, Host has leased substantially all of its hotels to a subsidiary of Host LP that is taxable as a regular C corporation and that has elected to be treated as a taxable REIT subsidiary with respect to Host. Should the Starwood acquisition be consummated as expected, each of the hotels acquired from Starwood and Starwood Trust will be leased to either a taxable REIT subsidiary of Host or a taxable REIT subsidiary of a subsidiary REIT. So long as any affiliated lessee qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant.” We believe that our affiliated lessees have qualified and will continue to qualify, and that the taxable REIT subsidiaries of its subsidiary REITs will qualify, to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a taxable REIT subsidiary for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our affiliated lessees (including the taxable REIT subsidiaries of its subsidiary REITs) from treatment as a taxable REIT subsidiary, it is possible that Host or a subsidiary REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests. If this occurred, Host and/or the applicable subsidiary REIT would cease to qualify as a REIT.

Despite Host’s REIT status, we remain subject to various taxes.

Host or one of its subsidiary REITs will be required to pay federal income tax at the highest regular corporate rate upon its share of any “built-in gain” recognized as a result of any sale before the expiration of the applicable 10-year holding period of assets, including certain hotels, acquired as part of Host’s conversion to a REIT or from Starwood and its affiliates as part of the acquisition of the Starwood Portfolio. The total amount of gain on which Host would be subject to corporate income tax if these built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to us through January 1, 1999, except for the Starwood Portfolio. In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

Notwithstanding Host’s status as a REIT, Host and our subsidiaries (including Host’s subsidiary REITs) will be subject to some federal, state, local and foreign taxes on their income and property. For example, Host and our subsidiary REITs will pay tax on certain types of income that is not distributed and will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s length basis. Moreover, the taxable REIT subsidiaries of Host and our subsidiary REITs are taxable as regular C corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

Host LP is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host.

If the IRS were to challenge successfully Host LP’s status as a partnership for federal income tax purposes, Host would cease to qualify as a REIT and suffer other adverse consequences.

We believe that Host LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including Host, is required to pay tax on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge Host LP’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating Host LP as a corporation for federal income tax purposes, Host would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If Host LP fails to qualify as a partnership for federal income tax purposes or Host fails to qualify as a REIT, either failure would cause an event of default under Host LP’s credit facility that, in turn, could constitute an event of default under Host LP’s outstanding debt securities. Also, the failure of Host LP to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including Host.

As a REIT, each of Host and our subsidiary REITs is subject to limitations on its ownership of debt and equity securities.

Subject to certain exceptions, a REIT is generally prohibited from owning securities in any one issuer to the extent that the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT’s total assets.

Host or our subsidiary REITs may be required to pay a penalty tax upon the sale of a hotel.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend that we will hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with our investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales is subject to the 100% penalty tax.

Item 3.    Legal Proceedings

Legal Proceedings

We are involved in various legal proceedings in the normal course of business. We are vigorously defending each of these claims. None of these claims seek relief that, if granted, would have a material effect on our financial condition or results of operations.

Item 4.    Submission of matters to a vote of security holders

None.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as our executive officers as of March 1, 2006.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Richard E. Marriott Chairman of the Board	67	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

Christopher J. Nassetta President, Chief Executive Officer and Director	43	Christopher J. Nassetta joined our company in October 1995 as Executive Vice President and was elected our Chief Operating Officer in 1997. He became our President and Chief Executive Officer in May 2000. Prior to joining us, Mr. Nassetta served as President of Bailey Realty Corporation from 1991 until 1995, and he had previously served as Chief Development Officer and in various other positions with The Oliver Carr Company.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	47	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001. Prior to joining our company, Ms. Abdoo served as Senior Vice President and Assistant General Counsel of Orbital Sciences Corporation from January 2000 to May 2001 and prior to that as Vice President and Assistant General Counsel of Orbital Sciences since 1996.

Minaz Abji Executive Vice President, Asset Management	52	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he began working in August 1998. Mr. Abji previously worked for Starwood Hotels and Resorts in Canada as area managing director from May to August 1998. Before that, he was with Westin from 1975 to April 1998, most recently serving as area managing director.

James F. Risoleo Executive Vice President, Chief Investment Officer	50	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities. Prior to joining us, Mr. Risoleo served as Vice President of Development for Interstate Hotels Corporation. Before joining Interstate, he was Senior Vice President at Westinghouse Financial Services.

W. Edward Walter Executive Vice President, Chief Financial Officer	50	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001 and Chief Financial Officer in 2003. Prior to joining us, Mr. Walter was a partner with Trammell Crow Residential Company and the President of Bailey Capital Corporation, a real estate firm that focused on tax-exempt real estate investments.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Larry K. Harvey Senior Vice President, Chief Accounting Officer	41	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, Mr. Harvey was promoted to Senior Vice President, Chief Accounting Officer. Prior to joining us, Mr. Harvey served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation, and in various other positions with Crestline from January 1999 to January 2003. From May of 1994 through December of 1998, he served in various accounting positions with us and was the Vice President, Corporate Accounting, prior to the spin-off of Crestline.

Gregory J. Larson Senior Vice President, Treasurer and Investor Relations	41	Gregory J. Larson joined our company in October 1993 as Senior Manager of Partnerships and was promoted to Director of Acquisitions in 1996. Mr. Larson joined the Treasury group as Vice President of Corporate Finance in 1998, assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. Mr. Larson is responsible for our Treasury, Corporate Finance and Investor Relations functions. Prior to joining us, Mr. Larson served in various accounting positions with Marriott International, Inc. and worked in public accounting.

Pamela K. Wagoner Senior Vice President, Human Resources	42	Pamela K. Wagoner joined our company in October 2001 as Vice President for Human Resources and became Senior Vice President in February 2003. Prior to joining us, Ms. Wagoner served as Vice President of Human Resources at SAVVIS Communications. From 1998 through August 2000, Ms. Wagoner was Director of Human Resources at Lucent Technologies, Inc. and prior to that was Director of Human Resources at Yurie Systems Inc., since 1996, which was acquired by Lucent.

PART II

Item 5.    Market for our common stock and related stockholder matters

Our common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Stock Exchange and is traded under the symbol “HMT.” In connection with the completion of the Starwood acquisition, we intend to change our name to Host Hotels & Resorts, Inc. and to change the New York Stock Exchange symbol that our common stock is traded under to “HST.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2004
1st Quarter	$13.00	$11.95	$—
2nd Quarter	12.91	11.37	—
3rd Quarter	14.01	12.23	—
4th Quarter	17.30	13.50	0.05

2005
1st Quarter	$17.24	$15.49	$0.08
2nd Quarter	17.57	16.22	0.10
3rd Quarter	19.05	17.00	0.11
4th Quarter	18.95	16.19	0.12

Under the terms of our senior notes indenture and the credit facility, our ability to pay dividends and make other payments is dependent on our ability to satisfy certain financial requirements. See “Management Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources” and “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends may be limited by the terms of our indebtedness.”

As of February 15, 2006, there were 26,793 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 15, 2006, there were 2,225 holders of OP units (in addition to Host). OP units are redeemable for cash, or, at our election, convertible into Host common stock.

Our ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of our stock that a person may own. Our charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of Host’s outstanding common stock, preferred stock or any other stock, each considered as a separate class or series for this purpose. The Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that after giving effect to such increase, five beneficial owners of capital stock could beneficially own in the aggregate more than 49.5% of the outstanding capital stock. See “Risk Factors—Risks Related to Ownership of Host: Common Stock—There are limitations on the acquisition of Host common stock and changes in control.”

Fourth Quarter 2005 Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
September 10, 2005— October 9, 2005	319	*	$16.805	—	—
October 10, 2005— November 9, 2005	199	*	$16.565	—	—
November 10, 2005— December 9, 2005	—		—	—	—
December 10, 2005— December 31, 2005
Total	518	*	$16.713	—	—

*	Reflects shares of restricted common stock withheld for payment of taxes in connection with the release of restricted common shares to plan participants in the Company’s Comprehensive Stock and Cash Incentive Plan.

Issuances of Unregistered Equity Securities

On December 12, 2005, we announced our intention to make a partial redemption of $100 million principal amount of our existing 6 3/4% Convertible Subordinated Debentures due December 2, 2026. The redemption date for the Convertible Subordinated Debentures was January 11, 2006. The Convertible Subordinated Debentures are the sole asset underlying the corresponding 6 3/4% convertible quarterly income preferred securities (the “Convertible Preferred Securities”), issued by Host Marriott Financial Trust (the “Trust”), a wholly owned subsidiary trust of Host. Upon conversion by a Convertible Preferred Securities holder, we issued shares of Host common stock. Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of Host common stock at the rate of 3.2537 shares per $50 liquidation amount of Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of the Company’s common stock).

On January 11, 2006, we redeemed 6,396 of the Convertible Subordinated Debentures and corresponding Convertible Preferred Securities for a cash payment of $319,800. From December 2005 through to January 11, 2006, we also issued 7,736,320 shares of Host common stock in exchange for $118.8 million of our Convertible Preferred Securities, including Convertible Preferred Securities otherwise subject to redemption.

In addition, on January 11, 2006, we announced that we were exercising our right to cause the conversion rights of our Debentures and the corresponding conversion rights of the Convertible Preferred Securities to expire. Under the terms of the indenture and the trust agreement pursuant to which the securities were issued, we were permitted to exercise this option because the market price of Host common stock exceeded 120% of the adjusted conversion price of the Convertible Preferred Securities for 20 out of the last 30 trading days. The conversion rights of the Convertible Preferred Securities expired on February 10, 2006. Between January 12, 2006 and prior to the expiration date, we issued 23,045,226 shares of Host common stock in exchange for Convertible Preferred Securities. As of February 11, 2006, $2 million of subordinated debentures and corresponding preferred securities remain outstanding. All of the Host common stock was issued under an exemption from registration pursuant to Section 3a-9 of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2005.

	Fiscal year
	2005	2004	2003	2002	2001
	(in millions)
Income Statement Data:
Revenues	$3,881	$3,574	$3,223	$3,282	$3,316
Income (loss) from continuing operations	138	(74)	(247)	(83)	(4)
Income from discontinued operations(1)	28	74	261	67	55
Net income (loss)	166	—	14	(16)	51
Net income (loss) available to common stockholders	135	(41)	(21)	(51)	19
Basic and diluted earnings (loss) per common share:
Income (loss) from continuing operations	.30	(.34)	(1.00)	(.45)	(.14)
Income from discontinued operations	.08	.22	.93	.26	.22
Net income (loss)	.38	(.12)	(.07)	(.19)	.08
Cash dividends declared per common share	.41	.05	—	—	.78
Balance Sheet Data:
Total assets	$8,245	$8,421	$8,592	$8,316	$8,338
Debt(2)	5,370	5,523	5,486	5,638	5,602
Convertible Preferred Securities(2)	—	—	475	475	475
Preferred stock	241	337	339	339	339

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties sold and the gain or loss on those dispositions. Results in 2003 include the gain on disposition and business interruption proceeds of the New York Marriott World Trade Center hotel of approximately $212 million.
(2)	We adopted Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) in 2003. Under FIN 46, our limited purpose trust subsidiary that was formed to issue trust-preferred securities (the “Convertible Preferred Securities”) was accounted for on a consolidated basis as of December 31, 2003 since we were the primary beneficiary under FIN 46.

In December 2003, the FASB issued a revision to FIN 46, which we refer to as FIN 46R. Under FIN 46R, we are not the primary beneficiary and we are required to deconsolidate the accounts of the Convertible Preferred Securities Trust (the “Trust”). We adopted the provisions of FIN 46R on January 1, 2004. As a result, we recorded the $492 million in debentures (Convertible Subordinated Debentures) issued by the Trust and eliminated the $475 million of Convertible Preferred Securities that were previously classified in the mezzanine section of our consolidated balance sheet prior to January 1, 2004. The difference of $17 million is our investment in the Trust, which is included in “Investments in affiliates” on our consolidated balance sheet. The related dividend payment of approximately $32 million for 2004 and 2005 is required to be classified as interest expense effective January 1, 2004. We adopted FIN 46R prospectively and, therefore, did not restate prior periods. The adoption of FIN 46R had no effect on our net income (loss), earnings (loss) per diluted share or the financial covenants under our senior notes indentures. Between December 2005 and February 12, 2006, we converted $473 million of our Convertible Preferred Securities (and the underlying Convertible Subordinated Debentures) into approximately 30.8 million common shares. We intend to redeem the remaining $2 million of outstanding Convertible Preferred Securities during the second quarter of 2006. Additionally, the $17 million of Convertible Subordinated Debentures not held by third parties will be eliminated in conjunction with the second quarter 2006 redemption.

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” and “Risk Factors” contained in our SEC filings.

Overview

Structure and Business

As of March 1, 2006, we own 103 full-service luxury and upper-upscale hotel properties and we are the largest hotel REIT in the National Association of Real Estate Investment Trust’s composite index. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. Host operates as a self-managed and self-administered REIT and owns approximately 95% of the partnership interests of Host LP.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott®, Ritz-Carlton®, Hyatt®, Four Seasons®, Fairmont®, Hilton® and Westin®. Approximately 85% of our hotels (as measured by sales) are currently managed by Marriott International or its affiliates and branded under the Marriott or Ritz-Carlton brand names. The majority of our properties are located in central business districts of major cities, near airports and in resort/conference destinations. The target profile for our portfolio includes luxury and upper-upscale full-service properties in urban and resort/conference destinations that benefit from significant barriers to entry by competitors. Though hotels meeting this target profile will still be subject to competitive pressures, we believe this will allow us to maintain room rate and occupancy premiums over our competitors. We also seek to maximize the value of our portfolio through aggressive asset management by assisting the managers of our hotels in maximizing property operations and by completing strategic capital improvements.

The majority of our customers fall into three broad groups: transient business, group business, and contract business, approximately 57%, 41% and 2%, respectively, of our business in 2005. Similar to the majority of the lodging industry, we further categorize business within these segments based on characteristics they have in common as follows:

Transient demand broadly represents individual business or leisure travelers and is divided into four key sub-categories: premium, corporate, special corporate and discount. Overall, business travelers make up approximately 80% of transient demand at our hotels, with leisure travelers making up the remainder. Therefore, our business will be more significantly affected by trends in business travel versus leisure demand:

•	Premium: Sometimes referred to as “rack rate,” typically consists of rooms booked close to arrival during high demand periods and is the highest rate category available. Room rates will fluctuate depending on anticipated demand levels (e.g. seasonality, weekday vs. weekend stays).

•	Corporate: This is the benchmark rate which a hotel publishes and offers to the general public. It is typically the second highest category, and is for travelers that do not have access to negotiate or discount rates.

•	Special Corporate: this is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel. These rates are typically negotiated annually, at a discount to the anticipated corporate rate.

•	Discount: This encompasses all discount programs, such as AAA and AARP discounts, government per diem, rooms booked through internet distribution and wholesale channels, frequent guest program redemptions, and promotional rates and packages offered by a hotel.

Group demand represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Examples include a company training session or a social event such as a family reunion. Group business is segmented into the following three key sub-categories:

•	Association: group business related to national and regional association meetings and conventions.

•	Corporate: group business related to corporate meetings (e.g., product launches, training programs, contract negotiations, and presentations).

•	Other: group business predominately related to social, military, education, religious, fraternity and youth and amateur sports teams, otherwise known as SMERF business.

The final segment is contract demand, which refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Contract rates are usually utilized by hotels that are located in markets that are experiencing consistently low levels of demand. Airline crews are typical generators of contract demand for our hotels.

Our hotels are operated by third-party managers under long-term agreements under which they typically earn base and incentive management fees related to the revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to operate the property, including purchasing inventory and paying wages, utilities, property taxes and other expenses. We generally receive a cash distribution, which reflects hotel-level sales less property-level operating expenses (excluding depreciation), from our hotel managers each four week or monthly accounting period, depending on the manager.

Hotel revenue is approximately 97% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

% of 2005 Revenues
• Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and premium versus discount business) is the key driver of room rates.	60%

• Food and beverage revenue. Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s restaurants).	30%

• Other revenue. Occupancy, the nature of the property (i.e., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, telephone, entertainment and other guest services.	7%

Hotel operating expenses are approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2005 Operating Costs and Expenses
• Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	17%

• Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	26%

• Hotel departmental expense. These expenses include labor and other costs associated with the other ancillary revenues such as parking, golf courses, spas, telephones, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	30%

• Management fees. Base management fees are computed as a percentage of gross revenue as set forth in our management contracts. Incentive management fees generally are paid when operating profits exceed threshold levels established in our management agreements.	5%

• Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change in tandem with changes in revenues at our hotels.	9%

• Depreciation and amortization expense. This is a non-cash expense that is relatively inflexible and changes primarily based on the acquisition and disposition of hotel properties and the level of post-acquisition capital expenditures.	11%

The expense components listed above are based on those presented in our consolidated statement of operations. It is also worth noting that wage and benefit costs are spread among various line items, however, taken separately these costs represent approximately 50% of our total expenses, making wages and benefits the most significant component of our cost structure.

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

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property’s RevPAR in relation to the RevPAR for that property’s competitive set. We use the measure as an indicator of a property’s market share. For example, a RevPAR penetration index of 100 would indicate that a hotel’s RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is underperforming its competitive set. One critical component in this calculation is the determination of a hotel’s competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. For example, a hotel located near a convention center might have a competitive set that includes other hotels located in close proximity to the convention center. Additionally, a luxury hotel might include other luxury or upper-upscale hotels in its competitive set but not economy hotels. Competitive set determinations are highly subjective, however, and our methodology for determining a hotel’s competitive set may differ materially from those used by other owners and/or managers.

We assess profitability by measuring changes in our operating margin, which is operating profit as a percentage of total revenue. Another key profitability indicator we use is hotel adjusted operating profit which is a non-GAAP measure, and which is used to evaluate the profitability of our comparable hotels. Hotel adjusted operating profit measures property-level results before debt service and is a supplemental measure of individual property-level profitability. The comparable hotel adjusted operating profit that we discuss is an aggregation of the adjusted operating profit for each of our comparable hotels. See “Non-GAAP Financial Measures—Comparable Hotel Operating Results” for further discussion. We also use, among other things, FFO per diluted share as a supplemental measure of company-wide profitability. See “Non-GAAP Financial Measures—FFO per diluted share” for further discussion. Each of the non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and earnings per unit.

Starwood Acquisition

On November 14, 2005, we announced that we had signed a definitive merger agreement to acquire 38 luxury and upper-upscale hotels from Starwood for approximately $4.04 billion. The portfolio consists of 25 domestic and 13 international properties and a total of 18,964 rooms managed under the Westin®, Sheraton®, W Hotels®, The Luxury Collection® and St. Regis® brands (collectively, the “Starwood Portfolio”). As part of the acquisition, we expect to assume approximately $554 million of debt and to issue approximately $2.3 billion of equity (133,529,412 common shares at the exchange price of $17.00 per share) to Starwood stockholders. The remainder of the purchase price will be paid in cash. In connection with the completion of the Starwood acquisition, we intend to change our name to Host Hotels & Resorts, Inc. and to change the New York Stock Exchange symbol that our common stock is traded under to “HST.”

The acquisition is expected to close in early April 2006, and is subject to the approval of our stockholders, as well as other closing conditions. The acquisition is subject to a number of terms and conditions that could delay or prevent the closing of the acquisitions, or result in modifications, such as the exclusion of particular hotels due to the failure to obtain required consents or certain other developments. See Risk Factors—“Risks Related to the Acquisition of the Starwood Portfolio.”

The Starwood Portfolio is comprised of luxury and upper-upscale hotels located primarily in urban, convention or resort destinations with an average size of approximately 500 rooms including six city-center hotels with over 750 rooms. The portfolio is geographically diverse both domestically and internationally, with most assets located in markets with strong growth profiles and limited near-term supply. The portfolio includes 13 international properties, which will expand our geographic distribution into new markets outside of the United States. Six hotels representing 15% of the portfolio (by revenue) are located in Europe, and three hotels representing 10% of the portfolio revenues are in Canada. Additional hotels are located in Fiji and in Chile. As a result of the acquisition, our percentage of revenues from international hotels will increase from approximately 3% to approximately 9%. We believe that many of these international markets are in the early stages of lodging recovery, offering the opportunity for additional growth outside of the domestic lodging cycle. In addition, we will increase our presence in key domestic markets such as New York, Boston, San Diego and Seattle as a result of this acquisition.

We are also expanding an important relationship with Starwood, and thereby diversifying our brand representation. The portfolio consists of 20 Sheraton®, 13 Westins®, two W® hotels, one St. Regis® hotel, one The Luxury Collection® hotel and one additional unbranded hotel. With the addition of these hotels, 53% of our portfolio (by revenue) will consist of Marriott-branded hotels, while Westin-branded hotels will represent 9%, up from 1% prior to the acquisition, and Sheraton and W-branded hotels will represent 14% and 2%, respectively. Currently, we do not own any Sheraton or W-branded hotels. In addition, we expect to work with Starwood to add value to the portfolio through aggressive asset management and believe that our expanded relationship will foster additional growth opportunities for both companies in the future.

Upon completion of the acquisition, we expect to be one of the largest lodging companies in the U.S. and the sixth-largest public REIT. We will own 140 luxury and upper-upscale hotels with approximately 72,000 rooms that are affiliated with 17 brands located in over 50 markets in nine countries.

We have received commitments from Goldman Sachs Credit Partners, L.P., Deutsche Bank AG Cayman Islands Branch, Bank of America Bridge LLC and Merrill Lynch Capital Corporation in an aggregate amount of up to $1.67 billion, which is sufficient to fund the cash portion of the purchase price of the transactions. The bridge loan facility has a term, excluding extensions, of one year.

We expect to permanently finance the $1.213 billion cash portion of the purchase price for the transactions through available cash proceeds from a combination of (i) asset sales of existing assets of approximately $670 million (including the Swissôtel The Drake, New York, the Fort Lauderdale Marina Marriott, the Albany Marriott, Chicago Marriott Deerfield Suites and the Marriott at Research Triangle Park), (ii) sales of joint venture interests related to the six European assets to be acquired and (iii) the issuance or other incurrence of indebtedness to repay any remaining draws on the bridge loan facility. We are in discussions with third parties regarding such a joint venture and expect that we would retain approximately 25% to 35% of the equity interests in the joint venture while obtaining approximately $550 million to $575 million of financing, including new debt to be issued by the joint venture but excluding our portion of the capital contributions to the joint venture. Depending upon the timing of the closing of the asset sales and permanent financing transactions, proceeds therefrom may be used to repay the bridge loan facility.

The following table sets forth the location and number of rooms of hotels included in the Starwood Portfolio:

Domestic Hotels

	City	State	Country	Rooms
Sheraton New York Hotel & Towers	New York	NY	USA	1,746
Sheraton Boston Hotel	Boston	MA	USA	1,216
Sheraton San Diego Hotel & Marina	San Diego	CA	USA	1,044
The Westin Seattle	Seattle	WA	USA	891
The Westin Los Angeles Airport	Los Angeles	CA	USA	740
W New York	New York	NY	USA	688
The Westin Indianapolis	Indianapolis	IN	USA	573
Sheraton Indianapolis Hotels and Suites	Indianapolis	IN	USA	560
The Westin Mission Hills Resort & Spa	Rancho Mirage	CA	USA	512
The Westin Cincinnati	Cincinnati	OH	USA	456
Sheraton Stamford Hotel	Stamford	CT	USA	448
The Westin Tabor Center	Denver	CO	USA	430
W Seattle	Seattle	WA	USA	426
The Westin South Coast Plaza	Costa Mesa	CA	USA	390
Sheraton Milwaukee Brookfield Hotel	Brookfield	WI	USA	389
Sheraton Braintree Hotel	Braintree	MA	USA	374
Sheraton Parsippany Hotel	Parsippany	NJ	USA	370
The Westin Waltham-Boston	Waltham	MA	USA	346
The Westin Grand, Washington, D.C.	Washington	DC	USA	263
Sheraton Suites Tampa Airport	Tampa	FL	USA	259
Sheraton Needham Hotel	Needham	MA	USA	247
St. Regis Hotel, Houston	Houston	TX	USA	232
Sheraton Tucson Hotel & Suites	Tucson	AZ	USA	216
Sheraton Providence Airport Hotel	Warwick	RI	USA	206
Capitol Hill Suites	Washington	DC	USA	152

Total—Domestic Hotels				13,174

International Hotels
Sheraton Centre Toronto Hotel	Toronto		Canada	1,377
Le Centre Sheraton Montreal Hotel	Montreal		Canada	825
Sheraton Roma Hotel & Conference Center	Rome		Italy	634
The Westin Palace, Madrid, a Luxury Collection Hotel	Madrid		Spain	468
Sheraton Santiago Hotel and Convention Center	Santiago		Chile	379
Sheraton Skyline Hotel & Conference Centre	Hayes		United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw		Poland	350
Sheraton Hamilton Hotel	Hamilton		Canada	301
Sheraton Fiji Resort	Nadi		Fiji	281
Sheraton Royal Denarau Resort(1)	Nadi		Fiji	267
The Westin Palace, Milan, a Luxury Collection Hotel	Milan		Italy	228
The Westin Europa & Regina	Venice		Italy	185
San Cristobal Tower, a Luxury Collection Hotel	Santiago		Chile	139

Total—International Hotels				5,784

Total				18,958

(1)	This property is in the process of being converted to the Westin brand. The conversion is expected to be completed in the first quarter of 2006.

Outlook

For 2005, RevPAR for our comparable hotels increased 9.5% as compared to 2004. Improvements in RevPAR at our comparable hotels for 2005 were primarily driven by significant increases in average room rates and, to a lesser extent, by increases in occupancy. This is a result of a number of positive trends, such as strong United States GDP growth, low growth in the supply of new luxury and upper-upscale hotels and the strengthening in the group and transient segments of our business. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 7% to 10% for 2006.

We expect the supply growth of luxury and upper-upscale hotels to continue to be low for the next two to three years. Although always subject to uncertainty, supply growth is relatively easier to forecast than demand growth due to the long permit, approval and development lead-times associated with building new full-service hotels or expanding existing full-service hotels. Based on data provided by Lodging Econometrics, luxury and upper-upscale hotel supply growth in the top 25 U.S. markets is expected to increase by approximately 1.4% and 1.9% in 2006 and 2007, respectively.

The performance of our portfolio is also significantly affected by the results of our large hotels, including our convention hotels, the majority of which are located in major urban markets. Convention hotels have historically outperformed in the early stages of an industry downturn; however, they also lag the industry in performance in the early stages of recovery. This primarily is due to the longer booking lead-time for large group business and the need for transient demand in a market to recover to more substantial levels given a greater capacity of rooms. In 2005, we saw significant improvement in the operations of our convention hotels in certain markets, such as New York City and Washington D.C. Our large hotels situated in weaker markets continue to lag the portfolio, but we are beginning to see signs of improving market strength in several of these markets including Boston and to a lesser extent San Francisco. We have also recently initiated major projects at our convention hotels in Atlanta and Orlando with the intention of enhancing their competitive market position and improving performance. We expect increasing demand to continue to improve operations at our large convention hotels as markets strengthen, which should positively affect margin and RevPAR growth.

Operating margins improved in 2005, as the average room rate increases at our hotels significantly exceeded the rate of inflation, a trend we expect to continue. Operating margins continue to be affected, however, by certain costs, primarily wages, benefits, utilities and sales and marketing, which increased at a rate greater than inflation, a trend that we also expect to continue in the near term. We expect utility costs to increase by over 10% in 2006, although these costs represent only approximately 3.6% of our revenues. Additionally, as a result of the large-scale devastation due to hurricanes this year, we expect insurance costs, which were approximately 1% of our total costs and expenses in 2005, to increase in 2006 at a rate that significantly exceeds inflation.

In addition, several markets have union contracts that expire in 2006, including New York, Hawaii, Chicago, Toronto, Boston and Los Angeles. The union contracts in San Francisco expired in 2004. One outcome of these negotiations could be potential increases in labor costs (by increased wages, benefits and/or changes in work rules that increase costs). Any increases in labor costs are likely to increase labor costs in these markets generally, including at non-union hotels, because of competitive pressure to pay market wages. Other potential affects of these negotiations could include temporary disruptions in group bookings and/or hotel operations and it is difficult to predict their outcome at this time, although we do not believe the outcome of these negotiations will have a material effect on our 2006 results of operations.

Operating margins are also affected by our food and beverage operations, which represented 30% of our 2005 revenues. During 2005, food and beverage revenue growth at our comparable hotels was 5.6%, with a food and beverage margin increase of 0.9 percentage points. As the economy continues to grow, we expect food and beverage revenue to continue to increase, in particular catering revenue, which should result in further improvement in our operating margins.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past two years, we have acquired individual luxury and upper-upscale properties in urban and resort/convention destinations, where further large-scale lodging development typically is limited, and have disposed of individual assets primarily in suburban and secondary markets. The assets we have acquired have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, these assets should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per room replacement cost of our portfolio. The expected RevPAR for the Starwood Portfolio is roughly comparable to the RevPAR for our current hotel portfolio.

During 2005, the average RevPAR penetration index for our comparable hotels declined slightly as we continued to work with our managers to optimize the market positioning and business mix of our hotels. We believe that this decline in market share has occurred because:

•	many of our hotels occupy the number one or number two positions in their competitive set and achieve meaningful RevPAR premiums. In several markets lower-ranked hotels have improved their competitive position (through renovation or other means) resulting in a narrowing of our RevPAR premium.

•	our hotels generally have a higher percentage of their revenues generated by corporate group and corporate transient customers than many of our competitors and that business in the luxury and upper-upscale segment did not begin to significantly increase until the second half of 2004;

•	we have a significant number of large hotels in our portfolio, including nine convention hotels with greater than 1,000 rooms, which require longer periods of time to achieve optimal group bookings and business mix.

As lodging demand continues to grow and, in particular, as corporate group and corporate transient business strengthens, we believe our RevPAR penetration index will improve.

While we believe the combination of improving demand trends and low supply trends in the lodging industry discussed here creates the opportunity for improvements in our business in 2006 and 2007, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. All of the above, as well as the risks set forth in the section “Forward-Looking Statements,” may result in lower revenues or higher operating costs and declining operating margins.

Management’s Priorities

Based on forecasted operating conditions, our key management priorities over the next several years include the following:

•	complete the acquisition of the Starwood Portfolio and the integration of those hotels into our asset management program;

•	to work with our managers to increase revenues and minimize operating costs;

•	to invest capital in our existing portfolio to maintain our assets and pursue repositioning/ROI opportunities. Potential investments at our hotels could include increasing the number of rooms, building a spa, fitness facility, convention or meeting space or upgrading the infrastructure, such as energy efficient heating and cooling systems;

•	to explore opportunities to maximize the value of existing assets by converting all or part of a property’s underutilized space to alternate uses such as timeshare or condominium units;

•	to acquire luxury and upper-upscale hotels in locations with high barriers to entry, including hotels in urban and resort/conference locations;

•	to use the proceeds from the sale of non-core hotels to acquire properties more closely aligned with our target profile or to repay debt; and

•	to reduce our leverage, over time, to achieve an EBITDA-to-interest coverage ratio of 3.0x or greater under our senior notes indenture and seek to maintain a balanced maturity schedule with an average maturity of no less than five years.

Consistent with these priorities, we acquired the Hyatt Regency Washington on Capitol Hill in Washington, D.C. for approximately $274 million in 2005. We sold five non-core properties for approximately $149 million and completed the sale of 85% of our interest in the CBM Joint Venture LLC, which owns 120 Courtyard by Marriott properties, for a sales price of approximately $92 million in 2005. Thus far in 2006, we have sold four properties for gross proceeds of approximately $259 million. We have also signed a definitive agreement to sell the Swissôtel The Drake, New York on or about the end of the first quarter 2006 for gross proceeds of approximately $440 million.

Additionally, we raised approximately $639 million from the issuance of our Series O senior notes in 2005. We used those funds, along with funds raised through asset dispositions, to acquire properties and to repay or refinance approximately $469 million in senior notes, $179 million in mortgage debt and $100 million of 10% redeemable preferred stock, which improved our interest coverage ratio and overall leverage ratio. Similarly, we spent approximately $107 million in 2005 on repositioning and ROI projects. We expect to spend an additional $300 million to $500 million on such investments over the next several years. By contrast, we had limited our expenditures on such development projects in 2002 and 2003 based on our assessment of the relatively weak operating environment and to preserve capital.

We believe we successfully executed on a number of these management priorities in 2005, taking advantage of the positive trends in the hotel industry noted above, as well as strong conditions in the U.S. capital markets. We also believe that the acquisition of the Starwood Portfolio is a very important step in furtherance of these priorities. There can be no assurances, however, that these trends will continue or that we will be able to continue to execute on all, or any, of these priorities over the next several years.

Recent Events

Between December 2005 and February 10, 2006, we issued 30.8 million shares of Host common stock upon conversion of $473 million principal amount of our Convertible Subordinated Debentures and corresponding Convertible Preferred Securities. The securities were convertible at the option of the holder into shares of Host common stock at the rate of 3.2537 shares per $50 liquidation amount of Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of the Company’s common stock). As of February 11, 2006, $2 million of subordinated debentures and corresponding preferred securities remain outstanding and the right to convert those securities into Host common stock has expired. We intend to redeem these securities in the second quarter of 2006.

On January 10, 2006, we issued mortgage debt in the amount of $135 million Canadian Dollars ($116 million US Dollars based on the exchange rate on the date of issuance) with a fixed interest rate of 5.195%. The mortgage debt is secured by four of our Canadian properties and matures on March 1, 2011. On January 13, 2006, a portion of the proceeds were used to repay the $20 million outstanding balance under our credit facility.

In 2006, we have sold, or have, subject to customary closing conditions, signed contracts to sell five properties (the Swissôtel The Drake, New York; the Fort Lauderdale Marina Marriott; the Albany Marriott; the Marriott at Research Triangle Park; and the Chicago Marriott Deerfield Suites) for expected total proceeds of approximately $700 million and a total estimated gain in excess of $380 million. We expect to use the proceeds from the sales to partially fund the acquisition of the Starwood Portfolio and for other corporate purposes.

We recently negotiated amendments to various management agreements with Marriott International and agreed, among other matters, to waive performance termination tests through the end of fiscal year 2009, to modify certain extension tests which condition the manager’s ability to renew the management agreements, and to extend certain contracts for ten additional years. As part of this negotiation, Marriott International in turn agreed to make a cash payment to us, to reduce an existing cap on the costs and expenses related to chain services that are provided on a centralized basis, as well as to establish a cap on certain other costs, to provide us with an incentive to increase our capital expenditures at the hotels through 2008, to waive certain deferred management fees, and to modify the incentive management fee on certain contracts. In addition, we agreed to use a portion of Marriott International’s cash payment for brand reinvestment projects at various hotels in our portfolio.

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2005	2004	% Change 2004 to 2005	2003	% Change 2003 to 2004
Revenues
Total hotel sales	$3,770	$3,467	8.7%	$3,111	11.4%

Operating costs and expenses:
Property-level expenses(1)	3,304	3,113	6.1	2,876	8.2
Corporate and other expenses	67	67	—	60	11.7
Gain on insurance settlement	(9)	(3)	N/M (3)	(3)	—
Operating profit	519	397	30.7	290	36.9
Interest expense	443	483	(8.3)	488	(1.0)
Income (loss) from continuing operations	138	(74)	N/M (3)	(247)	70.0
Net income (loss)	166	—	N/M (3)	14	N/M (3)

Comparable hotel operating statistics(2):
Comparable hotel RevPAR	$122.82	$112.21	9.5%	N/A	7.3%
Comparable average room rate	$166.80	$154.96	7.6%	N/A	2.9%
Comparable average occupancy	73.6%	72.4%	1.2pts.	N/A	2.9pts

(1)	Amount represents operating costs and expenses per our statements of operations less corporate and other expenses and the gain on insurance settlement.
(2)	Comparable hotel operating statistics for 2005 and 2004 are based on 98 comparable hotels as of December 31, 2005. The percent change from 2003 to 2004 is based on 103 comparable hotels as of December 31, 2004. See “Comparable Hotel Operating Statistics” for further details.
(3)	N/M=Not Meaningful

2005 Compared to 2004

Hotel Sales Overview.    Hotel sales increased $303 million, or 8.7%, to approximately $3.8 billion for 2005. Hotel sales include approximately $152 million and $59 million for 2005 and 2004, respectively, of sales from hotels acquired in 2005 and 2004. Sales for properties sold in 2005 or 2004 or classified as held-for-sale as of December 31, 2005 have been reclassified as discontinued operations on our condensed consolidated statements of operations. See “Discontinued Operations” below.

We discuss operating results for our full-service hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of December 31, 2005, 98 of our 107 full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering the mix of business (i.e. transient, group or contract), property type (i.e. urban, suburban, resort/conference or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications. Comparable hotel sales increased 7.7% to approximately $3.6 billion for 2005. The revenue growth reflects the increase in comparable RevPAR of 9.5%, as a result of an increase in average room rates of 7.6% and an increase in occupancy of 1.2 percentage points. Food and beverage revenues for our comparable hotels increased 5.6%, primarily due to an increase in catering and outlet revenues.

Comparable Hotel Sales by Customer Mix.    Demand was strong in 2005, enabling our operators to significantly increase average daily room rates, particularly in the premium and corporate transient segments. For our comparable Marriott hotels, which represent 78% of our total comparable rooms, premium and corporate transient average daily rates increased 12.6% when compared to last year. Our overall transient average room rate for these hotels increased 10.2%. The gap between transient and group rate widened in 2005 indicating pricing power is strong. With increased levels of transient demand, we expect our managers to continue aggressive growth in room rates in 2006.

Total group room revenue for our comparable Marriott hotels increased 6.2% compared to last year, primarily due to an increase in average room rates of approximately 5.0%. Room rates for groups should continue to improve in 2006, as a lower percentage of group business would have been booked for those periods in 2004 or earlier when room rates were significantly lower than those our managers were able to charge. Currently, group booking pace has declined modestly for 2006, reflecting our managers’ strategy of keeping more rooms available for the higher-rated transient segments. However, we are experiencing meaningful growth in the average daily rate of our definitive group business for 2006.

Comparable Hotel Sales by Property Type.    For 2005, revenues increased significantly across all of our hotel property types, led by our airport hotels with a comparable hotel RevPAR increase of 10.1%, which reflected an average room rate increase of 8.2%. Our urban hotels performed well in 2005, with comparable hotel RevPAR growth of 9.9% to $140.63. The significant increase in comparable hotel RevPAR at our urban properties was primarily driven by an increase in average room rate of 7.8%, while average occupancy improved by 1.4 percentage points. Our resort/conference hotels had comparable hotel RevPAR growth of 6.8% to $153.82, with average room rate growth of 7.1%. These hotels include many of our Florida hotels, which experienced a decline in RevPAR in the fourth quarter due to Hurricane Wilma. Our suburban hotels experienced a comparable hotel RevPAR increase of 9.9%, which reflected an average room rate increase of 7.7%.

Comparable Hotel Sales by Geographic Region.    For full year 2005, the majority of our geographic regions experienced strong growth in comparable hotel RevPAR with the DC Metro, Mountain, Mid-Atlantic and Pacific regions all experiencing double-digit growth rates.

Our DC Metro region had a comparable hotel RevPAR increase of 15.0%. The improvement was driven by consistent strong performance at all of our hotels in the region, which benefited from solid group and business transient demand. Overall, comparable hotel RevPAR increases for the region reflected an average room rate increase of 11.5% and an average occupancy increase of 2.4 percentage points.

Our Mountain region experienced a comparable hotel RevPAR increase of 14.9%, led by a 16.2% RevPAR increase at our three comparable hotels in the Denver market. We also experienced an 11.2% RevPAR growth at our hotels located in the Phoenix/Scottsdale area.

Comparable hotel RevPAR for our Mid-Atlantic region increased 12.1%. The increase was driven by the performance at our three New York City hotels with comparable hotel RevPAR growth of 17.0%, which was the strongest RevPAR growth in any of our major urban markets for the year. Strong group, transient and international demand has strengthened the performance in the New York City market.

Our Pacific region had a comparable hotel RevPAR increase of 10.2%, as we experienced strong RevPAR growth in the Los Angeles, Hawaii and San Diego markets.

Comparable hotel RevPAR in our Florida region grew by 5.9% as a result of comparable hotel RevPAR increases at our Tampa and Miami/Fort Lauderdale hotels of 6.2% and 11.0%, respectively. The region’s fourth quarter results were significantly affected by business interruption due to Hurricane Wilma, which struck Southern Florida in October.

Our Atlanta region rebounded from a difficult third quarter (RevPAR decline of 3.7%) to post a full year RevPAR increase of 5.8%, after a strong 13.4% fourth quarter RevPAR increase. The rebound for the region is attributable to strong transient business demand, which was supplemented by the relocation of two city-wide events from New Orleans.

Comparable hotel RevPAR for our New England region increased 3.4%. Our hotels in the Boston market, which had underperformed during the first three quarters of 2005, had a strong fourth quarter with RevPAR growth of 9.3%, which resulted in an annual RevPAR growth of 5.0%. We expect operating growth at these properties to improve in 2006 based on expected increases in convention activity and an overall improvement in the Boston economy.

The North Central region of our portfolio experienced an increase in comparable hotel RevPAR of 6.8% as average room rates increased 6.9%. The region was led by our Chicago hotels, where RevPAR increased 7.9%.

Overall, comparable hotel results in our South Central region, which includes Texas and Louisiana, were not significantly affected by Hurricane Katrina. However, the operations of the New Orleans Marriott, which is considered a non-comparable hotel, have been, and will continue to be, affected by the large-scale devastation in New Orleans. RevPAR in the region grew by 9.3%, driven primarily by strong increases in occupancy and average room rate at our three properties in Houston, which benefited from business resulting from the evacuation of the Gulf Coast in the aftermath of Hurricane Katrina.

Comparable hotel RevPAR for our international properties increased 9.0%. Our four Canadian properties, three of which are in Toronto, experienced an increase in comparable hotel RevPAR of 10.4%.

Rental Income.    Our rental income represents lease income from our 71 leased limited-service hotels and three office property leases, as well as lease income from one full-service hotel. The $5 million improvement in rental income primarily is from operations at the leased limited-service hotel properties which have continued to improve as a result of the stronger economy and the completion of a major renovation projects at most of these properties in 2004.

Property-level Operating Costs.    Property-level operating costs and expenses increased 6.1% to approximately $3.3 billion for 2005. Property-level operating costs and expenses exclude the costs for hotels we have sold and held for sale at December 31, 2005, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs increased 15.8%, primarily due to increases in oil and gas prices, while the increase in management fees of 20.6% were a direct result of the growth in the revenues and profitability of our properties. We expect the number of hotels reaching these thresholds and the incentive management fees earned to increase in 2006. We expect operating costs to continue to increase in 2006 as a result of variable costs increasing with occupancy increases, and certain costs increasing at a rate above inflation, particularly utilities, wages and benefits and insurance.

During 2005, we incurred property damage to six properties located in New Orleans and various sites in Florida due to Hurricane Rita and Hurricane Wilma. Our insurance policy provides us with reimbursement for the replacement cost for the damage done to these assets. As a result, we have written off the approximate $38 million book value of the damaged assets, which includes certain repair and clean-up costs. The write off of the assets has been completely offset by the establishment of an insurance receivable and, accordingly, there is no effect on the statement of operations. Further, to the extent that our insurance settlement proceeds are in excess of the amounts written off, we will record a gain on insurance settlement in the period that all releases and contingencies are resolved. To date, we have received approximately $3 million in insurance proceeds related to our property damage claim.

Corporate and Other Expenses.    Corporate and other expenses, which totaled $67 million in both 2005 and 2004, primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, corporate insurance, audit fees, building rent and system costs.

Gain on Insurance Settlement.    The gain on insurance settlement in 2005 relates to $9 million of business interruption insurance proceeds received as a result of lost profit at our New Orleans Marriott following

Hurricane Katrina in August 2005. We expect to recognize additional gains as a result of insurance proceeds for property damage in 2006, once all of our claims have been resolved. In 2004, the gain on insurance settlement represents $3 million of business interruption proceeds that we received in connection with the loss of business at our Toronto hotels due to the outbreak of Severe Acute Respiratory Syndrome (SARS).

Interest Income.    Interest income increased $10 million, primarily due to increases in the interest rates earned on cash and restricted cash balances.

Interest Expense.    Interest expense decreased $40 million as a result of the decrease in our interest-bearing obligations from 2004 and 2005 debt repayments and refinancings, as well as a decline in the amount of prepayment penalties associated with debt repayments and refinancings. Specifically, interest expense includes $30 million for 2005 and $55 million for 2004 for the call premiums and the acceleration of deferred financing costs and original issue discounts associated with debt prepayments. These declines in interest expense were partially offset by increased interest rates for our variable rate debt.

Net Gains on Property Transactions.    Net gains on property transactions increased $63 million, primarily due to the pre-tax gain of $69 million on the sale of 85% of our interest in CBM Joint Venture LLC.

Gain (Loss) on Foreign Currency and Derivative Contracts.    The gain on foreign currency and derivative contracts primarily is due to the $2 million increase in the fair value of the foreign currency exchange contracts on two of our Canadian hotels. These agreements were terminated in the fourth quarter of 2005. The $6 million loss in 2004 is primarily due to the $7 million decline in the fair value of the contracts.

Minority Interest Expense.    As of December 31, 2005, we held approximately 95% of the partnership interests in Host LP. The increase in our minority interest expense for 2005 primarily is due to the increase in the net income of Host LP, as well as the net income of certain of our consolidated hotel partnerships that are partially owned by third parties.

Equity in Earnings (Losses) of Affiliates.    Equity in losses of affiliates decreased by $15 million due to the sale of 85% of our interest in CBM Joint Venture LLC during March 2005 which reduced our ownership percentage in the joint venture from 50% to 3.6%. Additionally, the joint venture, which had recorded net losses throughout 2004, has recorded net income since the sale in March 2005. See discussion in Business and Properties, Other Real Estate Investments.

Benefit from (provision for) income taxes.    The increase in the provision for income taxes primarily reflects the $28 million tax expense from the sale of 85% of our interest in CBM Joint Venture LLC.

Discontinued Operations.    Discontinued operations consist of the results of operations and the gain or loss on disposition of five hotels sold in 2005 and nine hotels sold in 2004, as well as the operations of two hotels classified as held for sale at December 31, 2005. For 2005 and 2004, revenues for these properties were $61 million and $196 million, respectively, and income before taxes was $9 million and $22 million, respectively. We recognized a gain, net of tax, of $19 million and $52 million for 2005 and 2004, respectively, on the disposition of these hotels.

2004 Compared to 2003

Hotel Sales Overview.    Hotel sales increased 11.4% to approximately $3.5 billion for 2004. Hotel sales for 2004 include approximately $59 million of sales for the three hotels acquired in 2004 and exclude sales for the properties we have sold or classified as held for sale as of December 31, 2005 for all periods presented, which have been reclassified to discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our full-service hotels on a comparable basis. As of December 31, 2004, 103 of our full-service hotels were classified as comparable hotels. Comparable hotel sales increased 6.4% to approximately $3.4 billion. The growth in revenues reflects the increase in comparable RevPAR of 7.3% for 2004, as a result of a strong increase in occupancy of 2.9 percentage points, and an increase in average room rate of 2.9%. Food and beverage revenues for our comparable hotels increased 5.7%, primarily due to an increase in catering revenues and the overall increase in occupancy.

Comparable Hotel Sales by Customer Mix.    Continuing a trend we noted in the first three quarters of 2004, the business mix of our portfolio is showing a shift in transient room nights, from lower-rated discount business to higher-rated corporate and premium business.

For 2004, total transient room revenue for our comparable Marriott and Ritz-Carlton hotels was up 6.8% compared to last year, as premium and corporate occupancy increased to 29.3% of total transient demand, up from 25.8% last year, while our average transient room rate increased by 5.4%. This indicates that our hotel managers had greater success in reducing the number of rooms sold at discounted rates as a result of improving transient demand.

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

Comparable Hotel Sales by Property Type.    For full year 2004, revenues increased consistently across all of our hotel property types. Comparable hotel RevPAR increased 6.8%, 6.4%, 7.0% and 12.0% for urban, suburban, resort/conference and airport properties, respectively. The largest increases were for our airport hotels, which reflected a significant increase in business travel in 2004 compared with the significantly depressed levels of 2002 and 2003.

Comparable Hotel Sales by Geographic Region.    During 2004, we experienced RevPAR gains in most regions. Full year 2004 comparable hotel RevPAR in our New England region improved 11.0% over the prior year. The region benefited from the Democratic National Convention during the third quarter and was led by the Hyatt Regency Boston, which was converted from the Swissôtel brand in late 2003, where RevPAR improved by 25.6% for the year.

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

Our Pacific region, which had lagged behind the portfolio as a whole during 2002 and 2003, continued to improve as comparable hotel RevPAR increased 8.0%, with significant increases in occupancy. The primary reason this region had been underperforming over the past three years was the decline in travel related to the area’s technology companies, particularly in the San Francisco Bay area. The improvement in the Pacific region in 2004 reflects an increase in comparable hotel RevPAR at our San Francisco market hotels of 14.5%. The results for the Pacific region also reflect a 6.5% increase in comparable hotel RevPAR at our properties in the Los Angeles market.

Comparable hotel RevPAR in our Mid-Atlantic region improved 10.7% over the prior year. Our New York City properties benefited from the Republican National Convention in the third quarter and strong demand in the fourth quarter of 2004.

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

Rental Income.    Our rental income represents lease income from our 71 leased limited-service hotels and three office property leases, as well as lease income from one full-service hotel. In 2003, operations at the leased limited-service hotel properties suffered because a significant portion of these properties underwent renovations to enable them to compete with newer hotels and the weak economic conditions in their markets. While several leased properties still were under renovation in 2004, the properties that underwent renovations in 2003 performed substantially better. This was the primary reason for the increase in total rental income of $6 million to $106 million during 2004.

Property-level Operating Costs.    Property-level operating costs and expenses increased 8.2% to approximately $3.1 billion. Property-level operating costs and expenses exclude the costs for hotels we have sold and held for sale, which are included in discontinued operations. Comparable hotel expenses increased 5.1% to approximately $2.6 billion. The increase in operating costs and expenses is due to additional costs associated with an increase in occupancy at our hotels and an increase in wage, benefit, utility and sales and marketing costs. Operating costs and expenses also include base and incentive management fees, which are earned based on the operating performance of our individual hotels.

Corporate and Other Expenses.    Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, corporate insurance, audit fees, building rent and system costs. During 2004, these expenses increased $7 million, primarily due to an increase in stock compensation expense as a result of the significant appreciation in our stock price since December 31, 2003 and an increase in the number of shares that we may issue that are subject to performance criteria established by the Compensation Policy Committee of the Board of Directors.

Interest Expense.    During 2004, interest expense decreased $5 million. Interest expense for 2004 includes $32 million of interest which was previously classified as dividends on Convertible Preferred Securities. Interest expense includes $55 million and $31 million of call premiums and accelerated deferred financing costs and original issue discounts that were associated with debt prepayments made in 2004 and 2003, respectively. After excluding these items, interest expense decreased approximately $60 million due to the significant amount of debt repayments and refinancings that occurred in 2003 and 2004.

Net Gains on Property Transactions.    Net gains on property transactions are due primarily to the recognition of deferred gains. In 1994, we sold a portfolio of Fairfield Inns by Marriott and received a note receivable in partial payment. Subsequently, we recorded a loss on the note due to a decline in the operations of the hotels. During 2004, the owner of the hotels filed for bankruptcy and several properties were sold. We recognized a previously deferred gain of approximately $12 million based on the amount of the proceeds we received.

Loss on Foreign Currency and Derivative Contracts.    During 2004, the loss on foreign currency and derivative contracts is primarily due to the approximate $7 million loss from the foreign currency exchange contracts related to mortgage debt that was secured by three of our Canadian hotels for the majority of 2004, as the value of the U.S. dollar continued to decline in relation to the Canadian dollar. These contracts were deemed ineffective for hedge accounting purposes in 2003, which resulted in an $18 million loss at that time.

Minority Interest Expense.    Minority interest expense consists of our minority partners’ share of the income or loss in consolidated hotel partnerships and the approximate 6% ownership in Host LP.

Equity in Losses of Affiliates.    Equity in losses of affiliates consists of our portion of the earnings (losses) of two partnerships in which we own non-controlling interests. The decrease in the loss can be attributed to a decrease in the net loss of CBM Joint Venture LLC in 2004 and an increase in the income from our investment in Tiburon Golf Ventures, L.P.

Discontinued Operations.    Discontinued operations consist of the results of operations and the gain or loss on disposition of five hotels sold in 2005, nine hotels sold in 2004, eight hotels sold in 2003, and the gain on the disposition and business interruption proceeds for the New York Marriott World Trade Center hotel in 2003, as well as the operations of two hotels classified as held for sale at December 31, 2005. For 2004 and 2003, revenues for these properties were $196 million and $500 million, respectively, and income before taxes for the same periods was $22 million and $200 million, respectively. We recognized a gain, net of tax, of $52 million and $65 million for 2004 and 2003, respectively, on the disposition of these hotels.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the reporting periods being compared, and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 107 full-service hotels that we owned on December 31, 2005, 98 have been classified as comparable hotels. The operating results of the following nine hotels that we owned as of December 31, 2005 are excluded from comparable hotel results for these periods:

•	Memphis Marriott (construction of a 200-room expansion started in 2003 and completed in 2004);

•	Embassy Suites Chicago Downtown-Lakefront Hotel (acquired in April 2004);

•	Fairmont Kea Lani Maui (acquired in July 2004);

•	Newport Beach Marriott Hotel (major renovation started in July 2004);

•	Mountain Shadows Resort (hotel sold pending completion of significant contingencies, which have not been resolved as of March 1, 2006);

•	Scottsdale Marriott at McDowell Mountains (acquired in September 2004);

•	Atlanta Marriott Marquis (major renovation started August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005); and

•	Hyatt Regency Washington on Capitol Hill, Washington, D.C. (acquired in September 2005).

Additionally, the operating results of the fourteen hotels we disposed of in 2005 and 2004 also are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific—California, Hawaii, Oregon and Washington;

•	Mountain—Arizona and Colorado;

•	North Central—Illinois, Indiana, Michigan, Minnesota, Missouri and Ohio;

•	South Central—Louisiana, Tennessee and Texas;

•	New England—Connecticut, Massachusetts and New Hampshire;

•	Mid-Atlantic—Pennsylvania, New Jersey and New York;

•	DC Metro—Maryland, Virginia and Washington, D.C.;

•	Atlanta—Georgia and North Carolina;

•	Florida—Florida; and

•	International—Canada and Mexico.

Property types consist of the following:

•	Urban—Hotels located in central business districts of major cities. This includes most of our large convention center properties, suburban markets or edge cities located outside the urban core in larger metropolitan areas;

•	Suburban—Hotels located in office parks or smaller secondary markets;

•	Resort/conference—Hotels located in resort/conference destinations such as Florida, Hawaii and Southern California; and

•	Airport—Hotels located at or near airports.

The following table sets forth performance information for our comparable full-service hotels by geographic region and property type as of December 31, 2005 and 2004:

		Comparable by Region

	As of December 31, 2005		Year ended December 31, 2005			Year ended December 31, 2004
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	20	11,035	$171.51	75.9%	$130.22	$160.37	73.7%	$118.19	10.2%
Florida	11	7,027	173.99	71.6	124.51	164.70	71.4	117.60	5.9
Mid-Atlantic	10	6,720	209.71	79.2	166.06	189.17	78.3	148.19	12.1
North Central	13	4,923	132.47	67.8	89.78	123.93	67.8	84.06	6.8
DC Metro	11	4,661	181.76	77.2	140.27	163.01	74.8	121.96	15.0
Atlanta	11	3,968	159.13	69.0	109.83	151.79	68.4	103.82	5.8
South Central	6	3,526	134.96	76.3	102.94	125.73	74.9	94.19	9.3
New England	6	3,032	155.57	72.9	113.35	150.48	72.9	109.64	3.4
Mountain	5	1,940	112.93	62.6	70.72	106.70	57.7	61.54	14.9
International	5	1,953	134.18	72.2	96.83	122.86	72.3	88.87	9.0

All Regions	98	48,785	166.80	73.6	122.82	154.96	72.4	112.21	9.5

	Comparable by Property Type

	As of December 31, 2005		Year ended December 31, 2005			Year ended December 31, 2004
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	39	22,874	$183.26	76.7%	$140.63	$170.00	75.3%	$127.95	9.9%
Suburban	33	12,195	133.96	67.9	90.93	124.44	66.5	82.71	9.9
Airport	16	7,328	122.41	75.9	92.89	113.12	74.6	84.37	10.1
Resort/ Conference	10	6,388	216.80	70.9	153.82	202.44	71.1	143.97	6.8

All Types	98	48,785	166.80	73.6	122.82	154.96	72.4	112.21	9.5

The following statistics are for all of our full-service properties for the year ended December 31, 2005 and 2004, including the results of operations for five hotels sold in 2005 and nine hotels sold in 2004:

	Year ended
	December 31, 2005	December 31, 2004
Average Room Rate	$167.64	$152.03
Average Occupancy	72.6%	72.0%
RevPAR	$121.66	$109.51

Liquidity and Capital Resources

Cash Requirements

We use cash primarily for acquisitions, capital expenditures, debt payments and dividends to stockholders. As a REIT, we are required to distribute to our stockholders at least 90% of our taxable income. Funds used to make these dividends are provided from Host LP. We depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances.    As of December 31, 2005, we had $184 million of cash and cash equivalents, which was a decrease of $163 million from December 31, 2004. The decrease primarily is attributable to the acquisition of the Hyatt Regency Washington on Capitol Hill in Washington, D.C. for a purchase price of approximately $274 million of available cash, significant capital expenditures during the year, the redemption of our preferred stock and dividend payments. These cash outlays were partially offset by an increase in cash provided by operations and proceeds from hotel sales. As a result, we have now reduced our cash balances closer to the $100 million to $150 million level that we have historically maintained based on the flexibility and capacity provided by our credit facility and the continuing growth of the economy.

As of December 31, 2005, we also had $109 million of cash that was restricted as a result of lender requirements, which was a decrease of $45 million from December 31, 2004 (including reserves for debt service, real estate taxes, insurance, as well as cash collateral and excess cash flow deposits). On October 31, 2005, escrowed funds held in accordance with restrictive debt covenant requirements of approximately $71 million were released to us as a result of meeting certain conditions. The remaining restricted cash balances do not have a significant effect on our liquidity.

We have approximately $173 million of debt that will mature in 2006, in addition to principal amortization of $55 million. However, $88 million of this debt can be extended for three one-year terms if certain conditions are met. We believe we have sufficient cash, or availability under our line of credit to deal with our near-term maturities as well as any potential decline in the cash flow from our business.

On October 14, 2005, we borrowed approximately $100 million of our available capacity under our credit facility to retire the remaining mortgage on our Canadian properties and for general corporate purposes, of which $80 million was repaid during the fourth quarter with the release of the restricted cash discussed above and available cash. The remaining balance was repaid in the first quarter of 2006.

Acquisitions.    In 2005, we acquired the 834-room Hyatt Regency Washington on Capitol Hill in Washington, D.C. for a purchase price of approximately $274 million. During 2005, we also purchased the ground lease associated with the Chicago Marriott Suites O’Hare for approximately $5 million. In 2004, we acquired three properties for an aggregate purchase price of approximately $502 million, including the assumption of $34 million in debt. During 2004, we also purchased a retail building adjacent to one of our hotels and the land under the JW Marriott Hotel at Lenox in Atlanta, which we previously leased, for a combined total of approximately $30 million.

In addition to the pending acquisition of the Starwood Portfolio, we remain interested in pursuing single asset and portfolio acquisitions, both domestically and abroad. We believe there will continue to be opportunities in the near term and over the next several years to acquire assets that are consistent with our target profile of luxury and upper-upscale properties in urban and resort/convention destinations where further large scale development is limited.

We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from equity offerings of Host, issuance of OP units by Host LP, advances under our credit facility, our available cash and the incurrence or assumption of indebtedness. We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed. Additionally, the number of potential acquirers for individual hotel properties has increased due to the improvement of both the capital markets and the lodging industry and, as a result, the cost of acquiring properties has increased. We can provide no assurance that we will continue to be able to find acquisition targets that provide a suitable return on investment.

Debt Repayments and Refinancings.    Reducing future interest payments and leverage remains a key management priority. For the year ended December 31, 2005, we had a net reduction in total debt of approximately $153 million as a result of repayments, redemptions and amortization of principal. This reduction in debt does not reflect the conversion or redemption of the Convertible Subordinated Debentures, which further reduced our debt balance by approximately $385 million early in 2006. Additionally, we refinanced approximately $609 million of our debt in 2005 and $830 million of our debt in 2004. The combined effect of the transactions during 2005 and 2004 lowered our average interest rate by approximately 50 basis points since 2003 to 7.2% as of December 31, 2005 and we have a weighted-average maturity of 6.4 years.

We may continue to redeem or refinance senior notes and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Specifically, interest expense includes $30 million for 2005 and $55 million for 2004 for the call premiums and the acceleration of deferred financing costs and original issue discounts associated with debt prepayments.

Capital Expenditures.    For 2005, our renewal and replacement capital expenditures were approximately $242 million. Our renewal and replacement capital expenditures generally are funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash.

For 2005, we spent approximately $107 million on repositioning/ROI projects. We completed the renovation and repositioning of the Newport Beach Marriott Hotel in December 2005 at a cost of approximately $60 million, which includes the addition of a spa and 20 new luxury suites, redesigned guest rooms, a new restaurant concept and updated meeting space. We also recently began work on a planned investment of approximately $70 million for the development of an exhibit hall for the Marriott Orlando World Center Hotel. These projects have historically generated strong returns and, over the next several years, we expect to spend approximately $300 million to $500 million on such investments.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate and other expenses and distributions to equity holders.

Cash Provided by Operations.    Our cash provided by operations for 2005 increased $148 million to $512 million from $364 million for 2004 due primarily to the increase in operating profit in 2005.

Cash Used in Investing Activities.    Cash used in investing activities for 2005 declined by $76 million to $429 million when compared to 2004. Activity for 2005 included the sale of five non-core hotels for net proceeds of approximately $122 million and the sale of 85% of our interest in the CBM Joint Venture LLC for $92 million. Additionally, we increased our capital expenditures by $98 million to $349 million in 2005 as part of our strategy to maximize the value of our existing portfolio. Investing activities in 2005 also include the acquisition of the Hyatt Regency Washington on Capitol Hill in Washington D.C. for approximately $274 million.

Activity for 2004 primarily included the acquisition of three hotel properties and other assets for total cash expenditures of approximately $503 million, the net proceeds of approximately $246 million from the sale of nine non-core hotels, and capital expenditures at our properties of approximately $251 million.

In the first quarter of 2006 we sold the Fort Lauderdale Marina Marriott for $146 million and three non-core hotels for proceeds of $113 million. We have also committed to sell the Swissôtel The Drake, New York on or about the end of the first quarter 2006 for gross proceeds of approximately $440 million. The Drake is currently part of the collateral securing our $548 million CMBS loan and, as part of the sale, The Drake will be removed from the collateral and the Hyatt Regency Washington will be provided as substitution collateral. We believe that additional dispositions for 2006 will be approximately $200 million to $300 million. The net proceeds from any dispositions will be used to fund the purchase of the Starwood Portfolio, repay debt, fund acquisitions or repositioning/ROI projects or for general corporate purposes.

The following table summarizes significant investing activities that have been completed since the beginning of fiscal year 2004 (in millions):

Transaction Date		Description of Transaction	(Investment) Sale Price
Acquisitions
September	2005	Purchase of the 834-room Hyatt Regency Washington on Capitol Hill in Washington, D.C.	$(274)
September	2004	Purchase of the 270-room Scottsdale Marriott at McDowell Mountains(1)	(58)
July	2004	Purchase of the 450-suite Fairmont Kea Lani	(355)
May	2004	Purchase of the 455-room Embassy Suites Lakefront, Chicago	(89)

		Total acquisitions	$(776)

Dispositions
February	2006	Sale of Marriott at Research Triangle Park	$28
February	2006	Sale of Chicago Marriott Suites Deerfield	27
January	2006	Sale of Albany Marriott	58
January	2006	Sale of Fort Lauderdale Marina Marriott	146
October	2005	Sale of Charlotte Marriott Executive Park	21
March	2005	Sale of 85% of our interest in CBM Joint Venture LLC	92
January	2005	Sale of Torrance Marriott	62
January	2005	Sale of Hartford Marriott at Farmington, Tampa Westshore Marriott and Albuquerque Marriott(2)	66
December	2004	Sale of the Bethesda Marriott	45
December	2004	Sale of the Salt Lake City Marriott	50
May	2004	Sale of the Dallas/Fort Worth Airport Marriott	59
January	2004	Sale of the Mexico City Airport Marriott	30
January	2004	Sale of the Atlanta Northwest Marriott, Detroit Romulus Marriott and the Detroit Southfield Marriott, Atlanta Marriott Norcross and the Fullerton Marriott	70

		Total dispositions	$754

(1)	Investment price includes the assumption of $34 million of mortgage debt.
(2)	Sale price included the assumption by the buyer of $20 million of mortgage debt.

Cash Used in Financing Activities.    Cash used in financing activities, net, was $246 million and $276 million for 2005 and 2004, respectively. During 2005, cash provided by financing activities included the issuance of debt securities for approximately $639 million, net of financing costs, while cash used in financing activities primarily consisted of debt prepayments of approximately $631 million and the redemption of $100 million of preferred stock. See the table below for additional information. In connection with the redemptions of senior notes and prepayment of mortgage debt in 2005, we were required to pay premiums totaling approximately $27 million in exchange for the right to retire this debt in advance of its maturity.

During 2005, our common dividend payments increased $83 million to $102 million when compared to 2004 due to the improvements in operations that resulted in an increase in taxable income. At the same time, dividends on our preferred stock declined by $7 million when compared to 2004 to $30 million due to the redemption of $100 million of our 10% Class B preferred stock in May 2005.

During 2004, approximately $1.2 billion of cash was provided by financing activities through the issuance of equity and debt securities, while cash used in financing activities primarily consisted of debt prepayments of approximately $1.2 billion. See the table below for additional information. In connection with the redemptions of senior notes in 2004, we were required to pay premiums totaling approximately $40 million in exchange for the right to retire this debt in advance of its maturity. On August 3, 2004, we redeemed all 4.16 million shares of HMC’s 10% Class A preferred stock for approximately $104 million with the proceeds from the issuance of 4 million shares of the 8 7/8% Class E preferred shares and available cash. The table below summarizes other significant debt (net of deferred financing costs) and equity transactions (not including the conversions of our Convertible Subordinated Debentures in 2005 and 2006, as these are non-cash transactions) since January 2004:

Transaction Date		Description of Transaction	Transaction Amount
Debt
January	2006	Proceeds from the issuance of 5.195% Canadian mortgage loan	$116
January	2006	Repayment of the Credit Facility	(20)
November	2005	Repayment of the Credit Facility	(80)
October	2005	Draw on the Credit Facility	100
October	2005	Prepayment of the 6.7% Canadian mortgage loan(1)	(19)
May	2005	Prepayment of the 9% mortgage debt on two Ritz-Carlton hotels	(140)
April	2005	Discharge of the remaining 8 3/8% Series E senior notes	(20)
April	2005	Partial redemption of 7 7/8% Series B senior notes	(169)
March	2005	Partial redemption of 8 3/8% Series E senior notes	(280)
March	2005	Proceeds from the issuance of 6 3/8% Series N senior notes	639
January	2005	8.35% mortgage on the Hartford Marriott at Farmington assumed by buyer	(20)
December	2004	Partial prepayment of the 5.19% Canadian mortgage loan(1)	(34)
September	2004	Assumed 6.08% mortgage on the Scottsdale Marriott at McDowell Mountains hotel	34
September	2004	Partial redemption of 7 7/8% Series B senior notes	(336)
August	2004	Proceeds from the issuance of 7% Series L senior notes	345
May	2004	Partial redemption of 7 7/8% Series B senior notes	(65)
April	2004	Partial redemption of 7 7/8% Series B senior notes	(494)
March	2004	Proceeds from the issuance of 3.25% Exchangeable Senior Debentures due 2024	484
January	2004	Payment of the 12.68% mortgage on the Mexico Airport Marriott	(11)
January	2004	Prepayment of the 8.58% mortgage on the Hanover Marriott	(27)
January	2004	Redemption of the remaining 8.45% Series C senior notes	(218)
January	2004	Partial prepayment of the 9% mortgage on two Ritz-Carlton hotels	(44)
2005/2004		Principal amortization	(119)

		Net debt transactions	$(378)

Equity
May	2005	Redemption of 4 million shares of 10% Class B preferred stock	$(101)
August	2004	Redemption of 4.16 million shares of 10% Class A preferred stock	(104)
May/June	2004	Proceeds from the issuance of approximately 4 million shares of 8 7/8% Class E preferred stock	98
June	2004	Proceeds from the issuance of 25 million common stock	301

		Net equity transactions	$194

(1)	The Canadian mortgage had floating interest rate based on LIBOR plus 275 basis points. The interest rates shown reflect the rate as of the date of the transactions.

Financial Condition

General

As of December 31, 2005, our total debt was $5.4 billion with a weighted average interest rate of approximately 7.2% and a weighted average maturity of 6.4 years. Additionally, approximately 85% of our debt has a fixed rate of interest.

As of December 31, 2005 and 2004, our debt was comprised of:

	December 31, 2005	December 31, 2004
Series B senior notes, with a rate of 7 7/8% due August 2008	$136	$304
Series E senior notes, with a rate of 8 3/8% due February 2006	—	300
Series G senior notes, with a rate of 9 1/4% due October 2007(1)	236	243
Series I senior notes, with a rate of 9 1/2% due January 2007(2)	451	468
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	346	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	—
Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	493	491
Senior notes, with an average rate of 9.7%, maturing through May 2012	13	13

Total senior notes	3,050	2,890
Credit facility	20	—
Mortgage debt (non-recourse) secured by $3.1 billion of real estate assets, with an average interest rate of 7.8% and 7.7% at December 31, 2005 and 2004, respectively, maturing through February 2023(3)	1,823	2,043
Convertible Subordinated Debentures, with a rate of 6 3/4% due December 2026(4)	387	492
Other	90	98

Total debt	$5,370	$5,523

(1)	Includes the fair value of interest rate swap agreements of $(6) million and $1 million as of December 31, 2005 and 2004, respectively.
(2)	Includes the fair value of an interest rate swap agreement of $1 million and $18 million as of December 31, 2005 and 2004, respectively.
(3)	Excludes $20 million of mortgage debt related to the Hartford Marriott Farmington, that was reclassified as liabilities associated with assets held for sale at December 31, 2004. The hotel was sold on January 6, 2005.
(4)	As of February 10, 2006, $368 million of this debt had been converted into approximately 24.0 million of common shares. We intend to redeem the remaining $2 million of outstanding Convertible Preferred Securities during the second quarter of 2006. Additionally, the $17 million of Convertible Subordinated Debentures not held by third parties will be eliminated in conjunction with the second quarter 2006 redemption.

Senior Notes

General.    The following summary is a description of the material provisions of the indentures governing our various senior notes issues by the operating partnership, which we refer to collectively as the senior notes indenture. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of the operating partnership’s unsubordinated indebtedness and senior to all subordinated obligations of the operating partnership. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and currently are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x by the operating partnership. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as interest on our Convertible Subordinated Debentures, call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. Additionally, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to the transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting our ability to incur indebtedness and pay dividends include maintaining total indebtedness (excluding our Convertible Subordinated Debentures) of less than 65% of adjusted total assets (using undepreciated real estate values) and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common dividends and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. Our senior notes indenture also imposes restrictions on customary matters, such as limitations on capital expenditures, acquisitions, investments, transactions with affiliates and the incurrence of liens.

Exchangeable Senior Debentures.    On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures and received proceeds of $484 million, net of underwriting fees and expenses and an original issue discount. These debentures were issued under our senior notes indenture, and are the only series of senior notes that are exchangeable into common stock. The Exchangeable Senior Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. We can redeem for cash all, or part of, the Exchangeable Senior Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. Holders have the right to require us to repurchase the Exchangeable Senior Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. The Exchangeable Senior Debentures currently are exchangeable into shares of common stock at a rate of 56.1319 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $17.82 per share of common stock. The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of the common stock is more than 120% of the exchange price per share, for at least 20 of 30 trading days. The Exchangeable Senior Debentures and the common stock issuable upon exchange of the debentures have not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined. We have a shelf registration statement that currently is effective with respect to the resale of the common stock issuable upon exchange of the debentures.

Credit Facility

General.    On September 10, 2004, we entered into an amended and restated credit facility. The credit facility replaced our prior credit facility and provides aggregate revolving loan commitments in the amount of $575 million. The credit facility also includes sub-commitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to certain of our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The credit facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity. We also have the option to increase the amount of the credit facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender for such amount. As of December 31, 2005, we had approximately $20 million outstanding under our credit facility, which was subsequently repaid in the first quarter of 2006.

As with the prior facility, the debt under the amended credit facility is guaranteed by certain of our existing subsidiaries and currently is secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit our credit facility as well as the notes outstanding under our senior notes indenture, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. As with the prior facility, the pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters.

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

Financial Covenants.    We are subject to different financial covenants depending on whether amounts are borrowed under Revolving Facility A or Revolving Facility B, and we are permitted to convert amounts borrowed under either tranche into amounts borrowed under the other tranche. While the financial covenants applicable under Revolving Facility A are generally comparable to those contained in our prior facility (including covenants for leverage, fixed charge coverage and unsecured interest coverage), the financial covenants applicable to Revolving Facility B are limited to leverage and unsecured interest coverage, and are set at less restrictive levels than the corresponding covenants applicable to Revolving Facility A. As a result of this structure, we have gained flexibility to make and maintain borrowings in circumstances where adverse changes to our financial condition could have prohibited the maintenance of borrowings under the prior facility. The financial covenants for the Revolving Facility A and Revolving Facility B do not apply when there are no borrowings under the respective tranche. Hence, so long as there are no amounts outstanding we are not in default of the credit facility if we do not satisfy the financial covenants and we do not lose the potential to draw under the amended credit facility in the future if we were ever to come back into compliance with the financial covenants. We are in compliance with all our covenants as of December 31, 2005.

The following table summarizes the financial tests contained in the credit facility through 2007:

	Facility A—Financial Covenant Levels
Year	Minimum unsecured interest coverage ratio	Maximum leverage ratio	Minimum fixed charge coverage ratio
2005	1.50	7.00	1.00
2006	1.50	6.75	1.00
2007	1.55	6.50	1.05

	Facility B—Financial Covenant Levels
Quarter	Minimum unsecured interest coverage ratio	Maximum leverage ratio
First Quarter 2005 to Second Quarter 2007	1.50	7.50
Third Quarter 2007 to Fourth Quarter 2007	1.50	7.25

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

First Amendment.    On January 30, 2006, we entered into an amendment to our credit facility in anticipation of the closing of the acquisition of the Starwood portfolio and associated financing transactions, including, among other things, the anticipated bridge loan facility. The amendment authorizes the collateral agent under the credit facility to amend the associated pledge and security arrangements to share the benefit of the pledge and security agreement collateral with creditors under the bridge loan facility and creditors under certain other indebtedness that may be incurred or assumed in connection with the acquisition of the Starwood portfolio. In addition, whereas the credit facility previously permitted such collateral to be released at any time that our leverage ratio falls below 6.0x for two consecutive quarters, the amendment requires that such collateral be maintained so long as any loans or commitments under the bridge loan facility are incurred and remain outstanding.

Mortgage Debt

General.    As of December 31, 2005, we had 23 assets that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2005, secured debt represented approximately 34% of our total debt and our aggregate secured debt had an average interest rate of 7.8% and an average maturity of 4.2 years. Over time, we expect to reduce the amount of our secured debt as a percentage of our total debt. We may refinance secured debt with other financing alternatives, such as senior notes, although there can be no assurances that we will achieve this objective.

As a result of the decline in operations of our properties in 2002 and 2003, restrictive covenants on eight of our hotel properties secured by a $548 million mortgage loan, which we refer to as the CMBS Loan, were triggered. These hotel properties are the New York Marriott Marquis Times Square, the Hyatt Regency San Francisco Airport, the Hyatt Regency Cambridge, Overlooking Boston, the Hyatt Regency Reston, the Hyatt Regency Boston, the Swissôtel The Drake, New York, the Westin Buckhead Atlanta, and the Swissôtel Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. This provision was triggered beginning in the third quarter of 2002 and remained in effect until the CMBS Portfolio generated the necessary minimum cash flow for two consecutive quarters, at which point, the cash that had been escrowed will be returned to us. As of the end of the third quarter 2005, operating cash flow from these properties for the past two quarters met the levels required to release the escrowed funds under the CMBS loan and on October 31, 2005 escrowed funds in the amount of approximately $71 million were released to us. Additionally, in conjunction with the anticipated sale of The Drake on or about the end of the first quarter 2006, it will be removed as collateral securing the CMBS loan and the recently acquired Hyatt Regency Washington will be substituted as collateral.

On October 17, 2005, we retired the remaining mortgage secured by two of our Canadian properties with the prepayment of approximately $19 million. During January 2006, we issued mortgage debt in the amount of $135 million Canadian Dollars ($116 million US Dollars based on the exchange rate on the issuance date) with a fixed interest rate of 5.195%, which is secured by four of our Canadian properties and matures on March 1, 2011.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2005 (in millions):

	Balance as of December 31, 2005	2006	2007	2008	2009	2010	Thereafter
Mortgage Debt
CMBS Loan, 7.54%, due 8/1/2009(1)	$548	$24	$26	$28	$470	$—	$—
Orlando Marriott World Center, 7.48%, due 1/1/2008	218	4	4	210	—	—	—
San Diego Marriott, 8.45%, due 7/1/2009	183	3	3	3	174	—	—
Host Hotel Properties II, 8.22%, due 10/11/2017(2)(3)	174	9	8	7	7	8	135
Atlanta Marriott Marquis, 7.4%, due 2/11/2023(4)	141	4	4	4	5	5	119
Desert Springs Marriott Resort and Spa, 7.8%, due 12/11/2022(4)	88	3	3	3	3	3	73
Harbor Beach Marriott, 8.58%, due 3/1/2007	90	2	88	—	—	—	—
Boston Marriott Copley Place, 8.39%, due 6/1/2006	85	85	—	—	—	—	—
JW Marriott Washington, D.C., 6.5%, due 9/15/2006(5)	88	88	—	—	—	—	—
Philadelphia Marriott Convention Center, 8.49%, due 4/1/2009	79	2	2	2	73	—	—
Other mortgage debt(6)	129	5	37	38	21	2	26

Total mortgage debt	1,823	229	175	295	753	18	353

Other Debt
Philadelphia Marriott Airport industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	—	40
Capital leases and other(7)	70	—	—	20	—	—	50

Total other debt	110	—	—	20	—	—	90

Total mortgage and other debt	$1,933	$229	$175	$315	$753	$18	$443

(1)	This mortgage debt is secured by eight hotel properties and has certain restrictive covenants. Effective with the pending sale of The Drake, the Hyatt Regency Washington will be substituted as collateral for the loan.
(2)	This mortgage debt is secured by first mortgages on three hotels, as well as a pledge of our limited partnership interest in the Santa Clara Partnership.
(3)	Beginning in 2007, the interest rate on this loan increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnership is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented in this table is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(4)	Beginning in 2010, the interest rate on these loans increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnerships that own these two properties is applied to principal; however, the loans can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(5)	This floating rate mortgage is based on LIBOR plus 2.10%. The rate shown is at December 31, 2005. Also, this mortgage has an interest rate cap derivative with a maximum rate of 8.1%. During September 2005, we exercised the first of three one-year extension options under the loan agreement. Certain requirements must be met in order to exercise the second and third one-year options.
(6)	Other mortgage debt consists of individual mortgage debt amounts that are less than $40 million, have an average interest rate of 8.0% at December 31, 2005 and mature through 2017.
(7)	Capital leases and other consist of $20 million outstanding under our credit facility, which was repaid in the first quarter of 2006, three loans with an average interest rate of 7.36% that mature through 2016, as well as capital leases with varying interest rates and maturity dates.

Credit Ratings

Currently, we have $3.1 billion of senior notes outstanding and $250 million of preferred stock that are rated by Moody’s Investors Service and Standard & Poor’s. On November 8, 2005, Standard and Poor’s upgraded the rating on our senior debt from a B+ rating to a BB- rating and upgraded the rating on our preferred stock from a CCC+ rating to a B- rating. On October 13, 2005, Moody’s upgraded our senior notes debt from a Ba3 rating to a Ba2 rating and the preferred stock from a B2 rating to a B1 rating. While we have no senior note maturities until 2007, if our operations or our credit ratios were to decline, the ratings on our securities could be reduced. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, either in connection with a refinancing or otherwise, or to issue additional preferred stock would likely increase.

Host Dividend Policy

Host is required to distribute to its stockholders at least 90% of its taxable income to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. Currently, Host is the owner of substantially all of the preferred OP units and approximately 95% of the common OP units. The remaining 5% of the common OP units are held by various third-party limited partners.

As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a twelve cent per share dividend on its common stock, it would be based on payment of a twelve cent per unit distribution by Host LP to Host as well as other common OP unit holders. For these reasons, investors also should take into account the 5% minority position in Host LP, and the requirement that they share pro rata in distributions from Host LP, when analyzing dividend payments by Host to its stockholders.

Host’s current policy on common dividends is generally to distribute at least 100% of its taxable income, unless otherwise contractually restricted. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless similarly contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

The following table sets forth cash distributions on our common stock during 2006, 2005 and 2004.

Declaration Date	Payment Date	Amount

December 15, 2005	January 17, 2006	$0.12/share
September 19, 2005	October 17, 2005	$0.11/share
June 17, 2005	July 15, 2005	$0.10/share
March 21, 2005	April 15, 2005	$0.08/share
September 8, 2004	December 20, 2004	$0.05/share

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2005, we are party to the following material off-balance sheet arrangements:

Tax Sharing Arrangements.    Under tax sharing agreements with former affiliated companies (such as Marriott International, Host Marriott Services Corporation and Barceló Crestline Corporation), we are obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a material tax liability that we may be obligated to pay under the tax sharing agreement. Additionally, under the partnership agreement between Host and Host LP, Host LP is obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) incurred by Host, as well as any liabilities the IRS may successfully assert against Host. We do not expect any amounts paid under the tax sharing arrangements to be material.

Tax Indemnification Agreements.    For reasons relating to tax considerations of the former and current owners of five hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. These agreements require that we indemnify the owners for their tax consequences resulting from our selling the hotel or refinancing the mortgage debt during the period under the agreement. We also have agreed not to sell more than 50% of the original allocated value attributable to a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for income tax purposes. Because the timing of these potential transactions is within our control, we believe that the likelihood of any material indemnification to be remote and therefore not material to our financial statements. On average, these restrictions will generally expire, or cease to be significant, in 2009.

Guarantees.    We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•	We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $27 million as of December 31, 2005.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We no longer have an ownership interest in the partnership, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Barceló Crestline Corporation, who, in turn, is indemnified by the current owner of the facility.

•	In connection with the sale of three hotels in the fourth quarter of 2004 and January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $20 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

Information on other guarantees and other off-balance sheet arrangements may be found in Note 17 to our consolidated financial statements.

Contractual Obligations

The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases and projected capital expenditures, each as of December 31, 2005 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$7,339	$615	$1,922	$1,694	$3,108
Capital lease obligations	4	2	2	—	—
Operating lease obligations(2)	1,547	112	215	202	1,018
Purchase obligations(3)	318	318	—	—	—
Deferred management fees(4)	39	—	—	—	39

Total	$9,247	$1,047	$2,139	$1,896	$4,165

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in the long-term debt obligations based on the weighted average interest rate for both fixed and variable debt. For variable rate debt, we have used the applicable percentage interest rate as of December 31, 2005.
(2)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and the HPT subleases of $16 million and $481 million, respectively, payable to us under non-cancelable subleases.
(3)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the current year amount reflects prior year contracts that were deferred or not completed. See “Capital Expenditures.”
(4)	Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel and is therefore not determinable.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

•	Impairment testing. We are required by GAAP to record an impairment charge when we believe that one or more of our hotels has been impaired, whereby, future undiscounted cash flows for the hotel would be less than the net book value of the hotel. For impaired assets, we record an impairment charge when a property’s fair value is less than its net book value. We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, as well as whenever an asset is classified as “held for sale” or events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including:

•	projected cash flows,

•	holding period,

•	expected useful life

•	future capital expenditures

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

Changes in these estimates, assumptions, future changes in economic conditions, or property-level results could require us to record additional impairment charges, which would be reflected in operations in the future.

•	Classification of Assets as “Held for Sale.” Our policy for the classification of a hotel as held-for-sale is intended to ensure that the sale of the asset is probable, will be completed within one year and that actions required to complete the sale are unlikely to change or that the planned sale will be withdrawn. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we classify properties that we are actively marketing as held for sale when all of the following conditions are met:

•	our Board of Directors has approved the sale (to the extent the dollar magnitude of the sale requires Board approval);

•	a binding agreement to purchase the property has been signed;

•	the buyer has committed a significant amount of non-refundable cash; and

•	no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner.

To the extent a property is classified as held for sale and its fair value less selling costs is lower than the net book value of the property, we will record an impairment loss. See the discussion above concerning the use of estimates and judgments in determining fair values for impairment tests.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

•	Valuation of Deferred Tax Assets. We have approximately $100 million, net of a valuation allowance of $19 million, in consolidated deferred tax assets as of December 31, 2005. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $100 million in deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

•

Valuation of Derivative Contracts.    We had three interest rate swap agreements outstanding as of December 31, 2005. Our interest rate swap agreements with a fair market value of approximately $(5) million as of December 31, 2005 have been designated as fair value hedges, as described in Note 1 to our consolidated financial statements. While we intend to continue to meet the conditions for hedge accounting, if a particular interest rate swap does not qualify as highly effective, any change in the fair value of the derivative used as a hedge would be reflected in current earnings. Should any change in management strategy, or any other circumstance, cause an existing highly-effective hedge to become ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception may be reclassified from the stockholders’ equity section of the balance sheet to current net income (loss). We also have two interest rate cap agreements that are fair valued each quarter and the increase or decrease in fair value is recorded in net income (loss). We estimate the fair value of all of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted expected cash payments. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our derivatives is likely to fluctuate materially from year to year based on changing levels of interest and exchange rates and shortening terms to maturity.

•	Consolidation Policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Currently, we have investments in entities that own hotel properties and other investments which we record using the equity method of accounting. These entities are considered to be voting interest entities. The debt on these investments is non-recourse to the company and the effect of their operations on our results of operations is not material. While we do not believe we are required to consolidate any of our current partnerships or joint ventures, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements.

Application of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. We adopted the fair value provisions of FAS 123 in 2002 and, therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. The provisions of FAS 123R are effective as of January 1, 2006. The adoption of this standard in 2006 will not have a material effect on our financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. As a result of the issuance of this statement, we will recognize the fair value of the liability for any conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the obligation. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

Reporting Periods

Reporting Periods for Consolidated Statement of Operations

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, the manager of the majority of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. Host, as a REIT, is required by tax laws to report results on a calendar year. As a result, we elected to adopt the reporting periods used by Marriott International modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always includes the same number of days as our calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2006, 2005 and 2004. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2006		2005		2004(1)
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 24	83	January 1—March 25	84	January 1—March 26	86
Second Quarter	March 25—June 16	84	March 26—June 17	84	March 27—June 18	84
Third Quarter	June 17—September 8	84	June 18—September 9	84	June 19—September 10	84
Fourth Quarter	September 9—December 31	114	September 10—December 31	113	September 11—December 31	112

(1)	Reflects an additional day in February for the leap year.

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by Marriott International, another consequence of our calendar is we are unable to report the month of operations that ends after our fiscal quarter-end until the following quarter because our hotel managers using a monthly reporting period do not make mid-month results available to us. Hence, the month of operation that ends after our fiscal quarter-end is included in our quarterly results of operations in the following quarter for those hotel managers (covering approximately one-fourth of our full-service hotels). As a result, our quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full year results, it does affect the reporting of quarterly results.

Reporting Periods for Hotel Operating Statistics and Comparable Hotel Results

In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) and our comparable hotel results are always reported based on the reporting cycle used by Marriott International for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of fourth quarters comprised of seventeen weeks (such as fiscal year 2002) versus sixteen weeks). This means, however, that the reporting periods we use for hotel operating statistics and our comparable hotel results may differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. Set forth below are the quarterly start and end dates for 2006, 2005 and 2004 that are used for our hotel operating statistics and comparable hotel results reported herein. Results from hotel managers reporting on a monthly basis are included in our operating statistics and comparable hotel results consistent with their reporting in our consolidated statement of operations.

Hotel Result Reporting Periods for Operating Statistics

and Comparable Hotel Results—for Marriott Managed Properties

	2006		2005		2004(1)
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	December 31—March 24	84	January 1—March 25	84	January 3—March 26	84
Second Quarter	March 25—June 16	84	March 26—June 17	84	March 27—June 18	84
Third Quarter	June 17—September 8	84	June 18—September 9	84	June 19—September 10	84
Fourth Quarter	September 9—December 29	112	September 10—December 30	112	September 11—December 31	112

(1)	Reflects an additional day in February for the leap year.

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

We calculate FFO per diluted share, in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures) and other items have been and will be incurred and are not reflected in the FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations and cash flows include depreciation, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, FFO per diluted share should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, FFO per diluted share does not measure, and should not be used as a measure of, amounts that accrue directly to our stockholders’ benefit.

The following tables provide a reconciliation of net income (loss) available to common shareholders per share to FFO per diluted share (in millions, except per share amounts):

Reconciliation of Net Income (Loss) Available to

Common Shareholders to Funds From Operations per Diluted Share

	Year ended December 31,
	2005			2004
	Income		Per Share	Income		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Net income (loss) available to common shareholders	$135	353.0	$.38	$(41)	337.2	$(.12)
Adjustments:
Gain on dispositions, net	(60)	—	(.17)	(52)	—	(.16)
Amortization of deferred gains	(8)	—	(.02)	(11)	—	(.03)
Depreciation and amortization	371	—	1.05	364	—	1.08
Partnership adjustments	10	—	.03	21	—	.06
FFO of minority partners of Host LP(a)	(24)	—	(.07)	(18)	—	(.05)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.5	(.01)	—	3.0	(.01)
Assuming conversion of Exchangeable Senior Debentures	19	28.1	(.04)	15	21.7	—
Assuming conversion of Convertible Subordinated Debentures	32	30.9	—	—	—	—

FFO per diluted share(b)(c)	$475	414.5	$1.15	$278	361.9	$.77

(a)	Represents FFO attributable to the minority interests in Host LP.
(b)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(c)	FFO per diluted share and earnings (loss) per diluted share for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per share amounts):

	Year ended December 31,
	2005		2004
	Net Income		Net Income
	(Loss)	FFO	(Loss)	FFO
Senior notes redemptions and debt prepayments(1)	$(34)	$(34)	$(59)	$(59)
Preferred stock redemptions(2)	(4)	(4)	(6)	(6)
Gain on CBM Joint Venture LLC sale(3)	41	—	—	—
Gain on hotel dispositions	19	—	52	—
Minority interest benefit (expense)(4)	(1)	2	1	4

Total	$21	$(36)	$(12)	$(61)

Per diluted share	$.06	$(.08)	$(.04)	$(.17)

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call period for refinancings, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment of senior notes and mortgages during the periods presented.
(2)	Represents the original issuance costs for preferred stock, which were required to be charged against net income (loss) available to common stockholders in conjunction with the redemption of the Class B preferred stock in the second quarter of 2005 and the redemption of the Class A preferred stock in the third quarter of 2004. The adjustment in 2004 also includes the incremental dividends from the date of issuance of the Class E preferred stock to the date of redemption of the Class A preferred stock. For further detail, see Note 5 to the condensed consolidated statements.
(3)	Represents the gain, net of tax, on the sale of 85% of our interest in CBM Joint Venture.
(4)	Represents the portion of the above listed amounts attributable to minority partners in Host LP.

Comparable Hotel Operating Results

We present certain operating results for our full-service hotels, such as hotel revenues, expenses, and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. Our comparable hotel operating results present operating results for full-service hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during these periods. We present these comparable hotel operating results by eliminating corporate-level costs and expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses to arrive at property-level results because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels. We eliminate depreciation and amortization, because even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results

(in millions, except hotel statistics)

	Year ended December 31,
	2005	2004
Number of hotels	98	98
Number of rooms	48,785	48,785
Percent change in Comparable Hotel RevPAR	9.5%	—
Comparable hotel sales
Room	$2,182	$1,998
Food and beverage	1,143	1,082
Other	239	230

Comparable hotel sales(1)	3,564	3,310

Comparable hotel expenses
Room	531	500
Food and beverage	846	811
Other	149	145
Management fees, ground rent and other costs	1,171	1,105

Comparable hotel expenses(2)	2,697	2,561

Comparable hotel adjusted operating profit	867	749
Non-comparable hotel results, net(3)	85	71
Comparable hotels classified as held for sale	(12)	(13)
Office buildings and limited service properties, net(4)	5	2
Other income	—	1
Depreciation and amortization	(368)	(349)
Corporate and other expenses	(67)	(67)
Gain on insurance settlement	9	3

Operating profit	$519	$397

(1)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Year ended December 31,
	2005	2004
Revenues per the consolidated statements of operations	$3,881	$3,574
Revenues of hotels held for sale	52	52
Non-comparable hotel sales	(327)	(271)
Hotel sales for the property for which we record rental income	49	47
Rental income for office buildings and limited service hotels	(84)	(80)
Other income	—	(1)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(7)	(11)

Comparable hotel sales	$3,564	$3,310

(2)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Year ended December 31,
	2005	2004
Operating costs and expenses per the consolidated statements of operations	$3,362	$3,177
Operating costs of hotels held for sale	40	39
Non-comparable hotel expenses	(244)	(201)
Hotel expenses for the property for which we record rental income	49	47
Rent expense for office buildings and limited service hotels	(79)	(78)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	(10)
Depreciation and amortization	(368)	(349)
Corporate and other expenses	(67)	(67)
Gain on insurance settlement	9	3

Comparable hotel expenses	$2,697	$2,561

(3)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statement of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.
(4)	Represents rental income less rental expense for limited service properties and office buildings.

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

	Expected Maturity Date							Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total
	($ in millions)
Liabilities
Debt:
Fixed rate	$140	$873	$431	$754	$511	$2,558	$5,267	$5,658
Average interest rate	7.4%	7.1%	6.9%	6.8%	7.1%	7.3%
Variable rate
Variable rate	$88	$—	$20	$—	$—	$—	$108	$108
Average interest rate	6.4%	6.3%	6.3%	—%	—%	—%

Total debt(1)							$5,375	$5,766

Interest rate derivatives
Interest rate swaps
Fixed to variable	$—	$692	$—	$—	$—	$—	$692	$(5)
Average pay rate	9.3%	10.0%	—%	—%	—%	—%
Average receive rate	9.4%	9.3%	—%	—%	—%	—%

(1)	Excludes the fair market value of the interest rate swaps which totaled approximately $(5) million as of December 31, 2005.

As of December 31, 2005, approximately 85.1% of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in interest rates. We have some financial instruments that are sensitive to changes in interest rates, including our credit facility. The interest rate on our credit facility is based on a spread over LIBOR, ranging from 2.0% to 3.75%. There was $20 million outstanding on our credit facility at December 31, 2005.

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

On December 20, 2001, we entered into a 5-year interest rate swap agreement, which was effective on January 15, 2002 and matures in January 2007, effectively converting our Series I senior notes to floating rate debt. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points on a $450 million notional amount, which is equal to the current amount of outstanding Series I senior notes. On August 21, 2003, we entered into two four-year interest rate swap agreements, which mature October 2007, effectively converting our Series G senior notes to floating rate debt. Under the swaps, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points on a $242 million notional amount, which is equal to the current amount of outstanding Series G senior notes. We have designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the Series I senior notes and Series G senior notes, respectively, are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the Series I interest rate swap at December 31, 2005 and December 31, 2004 was $1 million and $18 million, respectively. The fair value of the Series G interest rate swaps at December 31, 2005 and December 31, 2004 was $(6) million and $1 million, respectively. These amounts are included in the senior notes line item on our consolidated balance sheet.

If market rates of interest on our variable rate debt and the above swap agreements increase or decrease by 100 basis points, the change in interest expense would change future earnings and cash flows by approximately $8 million annually.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada and Mexico), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into are strictly to hedge foreign currency risk and not for trading purposes.

On August 30, 2001, our Canadian subsidiaries entered into a mortgage loan pursuant to which they borrowed $96.6 million (denominated in U.S. dollars) at a variable rate of LIBOR plus 2.75%. At that time, we entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments, which were designated as cash flow hedges of the debt service payments, and the forward contracts were recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. In December 2003, we entered into certain transactions which resulted in the forward contracts no longer qualifying as hedges. We recognized a loss of approximately $18 million in 2003, which was previously included in accumulated other comprehensive income in our consolidated balance sheet. Accordingly, the change in fair value is recorded in our consolidated statement of operations each period. For 2005 and 2004, we recorded a gain of $2 million and a loss of $7 million, respectively, related to these contracts. In January 2005 and October 2005, we assigned the notional amounts of the foreign currency contracts of approximately $32 million and $19 million, respectively, to a third party for approximately $8 million and $10 million, respectively, which approximated the fair value of those contracts on the date of sale. After these sales, we have no outstanding notional amount under these contracts and no foreign currency exchange agreements.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from those expressed or implied by us in the forward-looking statements include, among others, the following:

•	national and local economic and business conditions and changes in travel patterns that will affect demand for products and services at our hotels, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

•	changes in taxes and government regulations that influence or determine wages, prices, construction procedures and costs;

•	our ability to maintain properties in a first-class manner, including meeting capital expenditure requirements;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate;

•	our ability to maintain good relationships with our property managers;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations;

•	our degree of leverage, which may affect our ability to obtain financing in the future;

•	the reduction in our operating flexibility and our ability to pay dividends resulting from restrictive covenants contained in our debt agreements, including the risk of default that could occur, and in the terms of our preferred stock;

•	the effect of terror alerts and potential terrorist activity on travel and our ability to recover fully under our existing insurance for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance on our properties;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the effects of tax legislative action;

•	Host’s ability to continue to satisfy complex rules in order for it to maintain REIT status for federal income tax purposes, the ability of the operating partnership to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings;

•	the relatively fixed nature of our property-level operating costs and expenses; and

•	other factors discussed under the heading “Risk Factors” and in other filings with the SEC.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective at that reasonable assurance level.

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

/s/  Christopher J. Nassetta

President and Chief Executive Officer

/s/  W. Edward Walter

Executive Vice President and Chief Financial Officer

March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Marriott Corporation:

We have audited the accompanying consolidated balance sheets of Host Marriott Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III as listed in the index as Item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company adopted Financial Accounting Standards Board Interpretation No. 46 (R) Consolidation of Variable Interest Entities in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Host Marriott Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

McLean, Virginia

March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Marriott Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Host Marriott Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005 of Host Marriott Corporation and subsidiaries and our report dated March 3, 2006, expressed an unqualified opinion.

/s/  KPMG LLP

McLean, Virginia

March 3, 2006

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in millions, except per share amounts)

	2005	2004
ASSETS
Property and equipment, net	$7,434	$7,298
Assets held for sale	73	113
Due from managers	41	51
Investments in affiliates	41	69
Deferred financing costs, net	63	70
Furniture, fixtures and equipment replacement fund	143	151
Other	157	168
Restricted cash	109	154
Cash and cash equivalents	184	347

Total assets	$8,245	$8,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt
Senior notes, including $493 million and $491 million, net of discount, of Exchangeable Senior Debentures, respectively	$3,050	$2,890
Mortgage debt	1,823	2,043
Convertible Subordinated Debentures	387	492
Other	110	98

Total debt	5,370	5,523
Accounts payable and accrued expenses	165	113
Liabilities associated with assets held for sale	—	26
Other	148	156

Total liabilities	5,683	5,818

Interest of minority partners of Host Marriott, L.P.	119	122
Interest of minority partners of other consolidated partnerships	26	86
Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $250 million and $350 million, respectively), 50 million shares authorized; 10.0 million and 14.0 million shares issued and outstanding, respectively	241	337
Common stock, par value $.01, 750 million shares authorized; 361.0 million shares and 351.4 million shares issued and outstanding, respectively	4	3
Additional paid-in capital	3,080	2,953
Accumulated other comprehensive income	15	13
Deficit	(923)	(911)

Total stockholders’ equity	2,417	2,395

Total liabilities and stockholders’ equity	$8,245	$8,421

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005, 2004 and 2003

(in millions, except per common share amounts)

	2005	2004	2003
REVENUES
Rooms	$2,341	$2,114	$1,875
Food and beverage	1,180	1,121	1,023
Other	249	232	213

Total hotel sales	3,770	3,467	3,111
Rental income	111	106	100
Other income	—	1	12

Total revenues	3,881	3,574	3,223

EXPENSES
Rooms	566	526	474
Food and beverage	877	842	773
Hotel departmental expenses	1,032	965	870
Management fees	170	141	128
Other property-level expenses	291	290	289
Depreciation and amortization	368	349	342
Corporate and other expenses	67	67	60
Gain on insurance settlement	(9)	(3)	(3)

Total operating costs and expenses	3,362	3,177	2,933

OPERATING PROFIT	519	397	290
Interest income	21	11	11
Interest expense	(443)	(483)	(488)
Net gains on property transactions	80	17	5
Gain (loss) on foreign currency and derivative contracts	2	(6)	(19)
Minority interest expense	(16)	(4)	(5)
Equity in losses of affiliates	(1)	(16)	(22)
Dividends on Convertible Preferred Securities	—	—	(32)

INCOME (LOSS) BEFORE INCOME TAXES	162	(84)	(260)
Benefit from (provision for) income taxes	(24)	10	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	138	(74)	(247)
Income from discontinued operations.	28	74	261

NET INCOME (LOSS)	166	—	14
Less: Dividends on preferred stock	(27)	(37)	(35)
Issuance costs of redeemed preferred stock	(4)	(4)	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$135	$(41)	$(21)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$.30	$(.34)	$(1.00)
Discontinued operations	.08	.22	.93

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE	$.38	$(.12)	$(.07)

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2005, 2004 and 2003

(in millions)

			Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Shares Outstanding
Preferred	Common
14.1	264.8	Balance, December 31, 2002	$339	$3	$2,100	$(830)	$(2)
—	—	Net income	—	—	—	14	—	$14
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	34	34
—	—	Foreign currency forward contracts	—	—	—	—	(23)	(23)
—	—	Realized loss on foreign currency forward contracts	—	—	—	—	18	18
—	—	Unrealized gain on HM Services common stock to net income	—	—	—	—	1	1

—	—	Comprehensive income						$44

—	1.4	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	9	—	—
—	—	Dividends on preferred stock	—	—	—	(35)	—
—	4.2	Redemptions of limited partner interests for common stock	—	—	7	—	—
—	51.0	Issuance of common stock	—	—	501	—	—
14.1	321.4	Balance, December 31, 2003	339	3	2,617	(851)	28
—	—	Net loss	—	—	—	—	—	$—
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	(15)	(15)
—	—	Foreign currency forward contracts	—	—	—	—	1	1
—	—	Unrealized loss on HM Services common stock to net income	—	—	—	—	(1)	(1)

—	—	Comprehensive loss						$(15)

—	2.4	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	21	—	—
—	—	Dividends on common stock	—	—	—	(19)	—
—	—	Dividends on preferred stock	—	—	—	(37)	—
—	2.6	Redemptions of limited partner interests for common stock	—	—	14	—	—
4.0	—	Issuance of Class E Preferred Stock	98	—	—	—	—
(4.1)	—	Redemption of Class A Preferred Stock	(100)	—	—	(4)	—
—	25.0	Issuance of common stock	—	—	301	—	—
14.0	351.4	Balance, December 31, 2004	337	3	2,953	(911)	13
—	—	Net income	—	—	—	166	—	$166
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	3	3
—	—	Unrealized loss on HM Services common stock to net income	—	—	—	—	(1)	(1)

—	—	Comprehensive income						$168

—	1.7	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	18	—	—
—	—	Dividends on common stock	—	—	—	(147)	—
—	—	Dividends on preferred stock	—	—	—	(27)	—
—	1.1	Redemptions of limited partner interests for common stock	—	—	7	—	—
(4.0)	—	Redemption of Class B Preferred Stock	(96)	—	—	(4)	—
—	6.8	Issuance of common stock	—	1	102	—	—
10.0	361.0	Balance, December 31, 2005	$241	$4	$3,080	$(923)	$15

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(in millions)

	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$166	$—	$14
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(19)	(52)	(65)
Depreciation	5	17	36
Depreciation and amortization	368	349	342
Amortization of deferred financing costs	14	16	17
Income taxes	17	(20)	(30)
Net gains on property transactions	(75)	(5)	(5)
(Gain) loss on foreign currency and derivative contracts	(2)	6	19
Equity in losses of affiliates	1	16	22
Minority interest expense	16	4	5
Change in due from managers	8	(15)	17
Change in accrued interest payable	7	9	(10)
Changes in other assets	1	20	22
Changes in other liabilities	5	19	(13)

Cash provided by operating activities	512	364	371

INVESTING ACTIVITIES
Proceeds from sales of assets, net	122	246	184
Proceeds from the sale of interest in CBM Joint Venture, LLC, net of expenses	90	—	—
Disposition of World Trade Center hotel	—	—	185
Acquisitions	(284)	(503)	(324)
Distributions from equity investments	2	6	3
Capital expenditures:
Renewals and replacements	(242)	(207)	(197)
Repositionings and other investments	(107)	(44)	(20)
Change in furniture, fixtures and equipment replacement fund	7	(3)	22
Note receivable collections	—	47	—
Other	(17)	(47)	—

Cash used in investing activities	(429)	(505)	(147)

FINANCING ACTIVITIES
Financing costs	(12)	(16)	(16)
Issuances of debt	650	837	813
Draw on credit facility, net of repayments	20	—	—
Debt prepayments	(631)	(1,230)	(1,007)
Prepayment of Canadian currency forward contracts	(18)	—	(7)
Scheduled principal repayments	(58)	(61)	(52)
Issuances of common stock	—	301	501
Issuances of cumulative redeemable preferred stock, net	—	98	—
Redemption of cumulative redeemable preferred stock	(100)	(104)	—
Dividends on common stock	(102)	(19)	—
Dividends on preferred stock	(30)	(37)	(35)
Distributions to minority interests	(10)	(7)	(6)
Change in restricted cash	45	(38)	(12)

Cash provided by (used in) financing activities	(246)	(276)	179

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(163)	(417)	403
CASH AND CASH EQUIVALENTS, beginning of year	347	764	361

CASH AND CASH EQUIVALENTS, end of year	$184	$347	$764

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2005, 2004 and 2003, we issued 9.6 million, 30.0 million and 56.6 million shares of common stock, respectively. Of the shares of common stock issued during 2005, 6.8 million common shares were issued upon the conversion of 2.1 million of our Convertible Subordinated Debentures. Additionally, of the shares of common stock issued, approximately 1.1 million, 2.6 million and 4.2 million shares for 2005, 2004 and 2003, respectively, were issued upon the conversion of operating partnership units, or OP units, of Host Marriott, L.P. held by minority partners valued at $19 million, $35 million and $41 million, respectively.

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

See Notes to Consolidated Financial Statements.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Host Marriott Corporation, a Maryland corporation, operating through an umbrella partnership structure, is primarily the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Marriott, L.P., or Host LP, or the operating partnership, and its subsidiaries. We are the sole general partner of Host LP and as of December 31, 2005, own approximately 95% of the partnership interests, which are referred to as OP units.

As of December 31, 2005, we owned, or had controlling interests in, 107 luxury and upper-upscale, full-service hotel lodging properties located throughout the United States, Toronto and Calgary, Canada and Mexico City, Mexico operated primarily under the Marriott®, Ritz-Carlton®, Hyatt®, Fairmont®, Four Seasons®, Hilton® and Westin® brand names. Of these properties, 89 are managed or franchised by Marriott International, Inc. and its subsidiaries, or Marriott International.

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

	Year ended December 31,
	2005			2004			2003
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in millions, except per share amounts)
Net income (loss)	$166	353.0	$.47	$—	337.3	$—	$14	281.0	$.05
Dividends on preferred stock	(27)	—	(.08)	(37)	—	(.11)	(35)	—	(.12)
Issuance costs of redeemed preferred stock(1)	(4)	—	(.01)	(4)	—	(.01)	—	—	—

Basic earnings (loss) available to common stockholders	135	353.0	.38	(41)	337.3	(.12)	(21)	281.0	(.07)
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	2.5	—	—	—	—	—	—	—

Diluted earnings (loss) available to common stockholders	$135	355.5	$.38	$(41)	337.3	$(.12)	$(21)	281.0	$(.07)

(1)	Represents the original issuance costs associated with the Class B preferred stock in 2005 and the Class A preferred stock in 2004.

Property and Equipment

Property and equipment is recorded at cost. For newly developed properties, cost includes interest and real estate taxes incurred during development and construction. Replacements and improvements and capital leases are capitalized, while repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We capitalize certain inventory (such as china, glass, silver, linen) at the time of a hotel opening, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts are then fully amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when opened and placed in service. Food and beverage inventory items are recorded at the lower of FIFO cost or market and expensed as utilized.

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which is generally funded with approximately 5% of property revenues.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assess impairment of our real estate properties based on whether it is probable that estimated undiscounted future cash flows from each individual property are less than its net book value. If a property is impaired, a loss is recorded for the difference between the fair value and net book value of the hotel.

We will classify a hotel as held for sale when the sale of the asset is probable, will be completed within one year and that actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we classify assets as held-for-sale when our Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease incurring depreciation. We will classify the loss, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statement of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions. For purposes of the statement of cash flows, management believes that because these amounts are the direct result of restrictions under our loan agreements, it is appropriate to link the changes in restricted cash with the obligation to repay the debt in cash from financing activities.

Minority Interest

The percentage of the operating partnership owned by third parties is presented as interest of minority partners of Host LP in the consolidated balance sheets and was $119 million and $122 million as of December 31, 2005 and 2004, respectively. Third party partnership interests in consolidated investments of the operating partnership that have finite lives are included in interest of minority partners of other consolidated partnerships in the consolidated balance sheets and totaled $26 million and $83 million as of December 31, 2005 and 2004, respectively. Third party partnership interests in consolidated investments that have infinite lives totaled $3 million as of December 31, 2004. As of December 31, 2005, none of our partnerships have infinite lives as defined in SFAS 150.

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

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, are not subject to federal income tax, provided we distribute all of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the tax provision related to the operations of the taxable REIT subsidiaries, state taxes paid by Host and the operating partnership and foreign taxes paid by the operating partnership, as well as each of their respective subsidiaries.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

Foreign Currency Translation

As of December 31, 2005, our foreign operations consist of four properties located in Canada and one property located in Mexico. The operations of these properties are maintained in the local currency and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Revenues

Our consolidated results of operations reflect revenues and expenses of our hotels. Revenues are recognized when the services are provided.

Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheet are as follows (in millions):

	2005	2004
Unrealized gain on HM Services common stock	$4	$5
Foreign currency translation	11	8

Total accumulated other comprehensive income	$15	$13

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

We are also subject to exposure from fluctuations in foreign currencies relating to our properties located in Canada and in Mexico City. We have purchased currency forward contracts related to the Canadian properties, which are considered derivative instruments. Gains and losses on contracts that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

comprehensive income. During 2003, these contracts no longer met the requirements for hedge accounting and have thereafter been marked to market each period and included in loss on foreign currency and derivative contracts in the accompanying statement of operations. See Note 4 for further discussion of these contracts.

Business Combinations

We account for business combinations under the purchase method of accounting. As a result, all assets and liabilities of an acquired entity will be measured at fair value.

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

Accounting for Stock-Based Compensation

At December 31, 2005, we maintained two stock-based employee compensation plans, which are described more fully in Note 8. Prior to 2002, we accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. Awards under our employee stock option plan generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income or loss for 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to these awards since the original effective date of SFAS 123. The adoption of SFAS 123 did not change the calculation of stock-based employee compensation costs for shares granted under our deferred stock and restricted stock plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all of our outstanding and unvested awards in each period.

	Year Ended December 31,
	2005	2004	2003
	(in millions, except per share amounts)
Net income (loss), as reported	$166	$—	$14
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	22	24	16
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22)	(25)	(16)

Pro forma net income (loss)	166	(1)	14
Dividends on preferred stock	(27)	(37)	(35)
Issuance costs of redeemed preferred stock(1)	(4)	(4)	—

Pro forma net income (loss) available to common stockholders	$135	$(42)	$(21)

Earnings (loss) per share
Basic and diluted—as reported	$.38	$(.12)	$(.07)

Basic and diluted—pro forma	$.38	$(.12)	$(.07)

(1)	Represents the original issuance costs associated with the Class B preferred stock in 2005 and the Class A preferred stock in 2004.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Application of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. We adopted the fair value provisions of FAS 123 in 2002 and, therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. The provisions of FAS 123R are effective as of January 1, 2006. The adoption of this standard in 2006 will not have a material effect on our financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which clarified the term “conditional asset retirement obligation” as used in FASB Statement No. 143. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. As a result of the issuance of this statement, we will recognize the fair value of the liability for the conditional asset retirement obligation when incurred, which is generally upon acquisition, construction, or development and (or) through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the obligation. The adoption of this interpretation did not have a material impact on our financial position or results of operations.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2.	Property and Equipment

Property and equipment consists of the following as of December 31:

	2005	2004
	(in millions)
Land and land improvements	$864	$826
Buildings and leasehold improvements	8,163	7,922
Furniture and equipment	1,176	1,115
Construction in progress	179	85

	10,382	9,948
Less accumulated depreciation and amortization	(2,948)	(2,650)

	$7,434	$7,298

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consists of the following:

	As of December 31, 2005
	Ownership Interests	Our Investment	Debt	Assets
	(in millions)
Host Marriott Financial Trust	100%	$17	$370	$387 million of Convertible Subordinated Debentures
CBM Joint Venture L.P.	3.6%	7	841	120 Courtyard hotels
Tiburon Golf Ventures, L.P.	49%	17	—	36-hole golf club
Other	1%	—	—	Three full-service hotels

Total		$41	$1,211

	As of December 31, 2004
	Ownership Interests	Our Investment	Debt	Assets
	(in millions)
Host Marriott Financial Trust	100%	$17	$475	$492 million of Convertible Subordinated Debentures
CBM Joint Venture LLC	50%	33	898	120 Courtyard hotels
Tiburon Golf Ventures, L.P.	49%	19	—	36-hole golf club
Other	1%	—	—	Three full-service hotels

Total		$69	$1,373

Due to the implementation of FIN 46R on January 1, 2004, we were required to deconsolidate the accounts of the Host Marriott Financial Trust (the “Trust”), which was created solely to issue 11 million shares of 6 3/4% convertible quarterly income preferred securities (the “Convertible Preferred Securities”). This resulted in our recognizing the $492 million of 6 3/4% convertible subordinated debentures due December 2026 (the “Convertible Subordinated Debentures”) issued by the Trust as debt, eliminating the $475 million of Convertible Preferred Securities previously classified in the mezzanine section of our balance sheet and recognizing, as an equity investment, the $17 million invested in the Trust. Additionally, we have classified the related payments as interest expense on our consolidated statements of operations. During 2005, the holders of 2.1 million of Convertible Preferred Securities, with a liquidation price of $105 million, exercised their right to convert and, as a result, we issued 6.8 million shares of our common stock. As of December 31, 2005, $387 million of Convertible Subordinated Debentures were outstanding. For further information on the Trust and the Convertible Preferred Securities, see Note 4.

During March 2005, we sold 85% of our interest in CBM Joint Venture LLC for a sales price of approximately $92 million and recorded a gain on the sale, net of taxes, of approximately $41 million. In conjunction with the sale of our interest, CBM Joint Venture LLC was recapitalized and converted into a limited partnership, CBM Joint Venture LP (“CBM Joint Venture”), with Marriott International and Sarofim Realty Advisors. Post-recapitalization, we own a 3.6% limited partner interest in CBM Joint Venture. We have the right to cause the partnership to redeem our remaining interest, under certain conditions, between December 2007 and December 2009. Thereafter, the partnership has the right to redeem our remaining interest. None of CBM Joint Venture’s debt is recourse to, or guaranteed by, us or any of our subsidiaries.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each of CBM Joint Venture’s 120 hotels is operated by Marriott International pursuant to long-term management agreements. We received cash distributions of approximately $1 million during 2005 and did not receive any distributions from this investment during 2004 and 2003.

We have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort. Cash distributions from this investment were approximately $1 million, $6 million and $1 million in 2005, 2004 and 2003, respectively.

We own minority interests in three partnerships that directly or indirectly own three hotels. The total carrying value of these partnerships is less than $500,000, and we do not have any guarantees or commitments in relation to these partnerships and all of the debt is non-recourse to us. On December 30, 2004, we sold our 49% interest in Duna Szalloda Rt., a partnership that owns the Budapest Marriott hotel, for approximately $1 million.

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2005	2004
	(in millions)
Property and equipment, net	$1,270	$1,049
Convertible Subordinated Debentures due from Host Marriott Corporation	387	492
Other assets	131	77

Total assets	$1,788	$1,618

Debt	$841	$898
Other liabilities	31	106
Convertible Preferred Securities	370	475
Equity	546	139

Total liabilities and equity	$1,788	$1,618

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2005	2004	2003
	(in millions)
Total revenues	$482	$441	$427
Operating expenses
Expenses	(348)	(325)	(318)
Depreciation and amortization	(46)	(57)	(58)

Operating profit	88	59	51
Interest income	33	33	—
Interest expense	(60)	(92)	(94)
Dividends on Convertible Preferred Securities	(31)	(32)	—

Net income (loss)	$30	$(32)	$(43)

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Debt

Debt consists of the following:

	December 31,
	2005	2004
	(in millions)
Series B senior notes, with a rate of 7 7/8% due August 2008	$136	$304
Series E senior notes, with a rate of 8 3/8% due February 2006	—	300
Series G senior notes, with a rate of 9 1/4% due October 2007(1)	236	243
Series I senior notes, with a rate of 9 1/2% due January 2007(2)	451	468
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	346	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	—
Exchangeable Senior Debentures with a rate of 3.25% due April 2024	493	491
Senior notes, with an average rate of 9.7% maturing through May 2012	13	13

Total senior notes	3,050	2,890

Mortgage debt (non-recourse) secured by $3.1 billion of real estate assets, with an average interest rate of 7.8% and 7.7% at December 31, 2005 and 2004, respectively, maturing through February 2023(3)	1,823	2,043
Credit facility	20	—
Convertible Subordinated Debentures, with a rate of 6 3/4% due December 2026	387	492
Other	90	98

Total debt	$5,370	$5,523

(1)	Includes the fair value of interest rate swap agreements of $(6) million and $1 million as of December 31, 2005 and 2004, respectively.
(2)	Includes the fair value of an interest rate swap agreement of $1 million and $18 million as of December 31, 2005 and 2004, respectively.
(3)	Excludes $20 million of mortgage debt related to the Hartford Marriott Farmington, that was reclassified as liabilities associated with assets held for sale at December 31, 2004. The hotel was sold on January 6, 2005.

Senior Notes

General.    Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of the operating partnership’s unsubordinated indebtedness and senior to all subordinated obligations of the operating partnership. The face amount of our outstanding senior notes as of December 31, 2005 and 2004 was $3.1 billion and $2.9 billion, respectively. The outstanding senior notes balance as of December 31, 2005 and 2004 includes discounts of approximately $11 million and $14 million, respectively, and fair value adjustments for interest rate swap agreements of approximately $(5) million and $19 million, respectively, that are discussed in further detail below. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. The Series K, Series M and Series O indenture contain certain provisions that allow for additional flexibility to incur debt, utilize asset sale proceeds, make certain investments and pay dividends on our preferred stock. However, these provisions will only go into effect once all pre-Series K senior notes are repaid or the pre-Series K indenture has been amended to allow for these same provisions. We pay interest on each series of our outstanding senior notes semi-annually in arrears of the respective annual rates indicated on the table above.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x by the operating partnership. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as interest on our Convertible Subordinated Debentures, call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. In addition, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to the transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting our ability to incur indebtedness and pay dividends include maintaining total indebtedness (excluding our Convertible Subordinated Debentures) of less than 65% of adjusted total assets (using undepreciated real estate values) and secured indebtedness of less than 45% of adjusted total assets). So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common dividends and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. Our senior notes indenture also imposes restrictions on customary matters, such as limitations on capital expenditures, acquisitions, investments, transactions with affiliates and incurrence of liens. As of December 31, 2005, we are in compliance with our senior notes covenants.

Issuances.    On March 10, 2005, we issued $650 million of 6 3/8% Series N senior notes due in 2015 and received net proceeds of approximately $639 million. The senior notes mature on March 15, 2015 and are equal in right of payment with all of our senior indebtedness and senior to all of our subordinated obligations. We will pay interest on the notes semi-annually in cash in arrears at the rate of 6 3/8% per year payable on March 15 and September 15. The senior notes are guaranteed by certain of our subsidiaries, comprising all of our subsidiaries that have also guaranteed our credit facility and other indebtedness. As security for the notes, we have pledged the common equity interests of those of our direct and indirect subsidiaries which also secure, on an equal and ratable basis, our credit facility and approximately $2.4 billion of our other outstanding existing senior notes. On July 19, 2005, the Series N senior notes were exchanged for $650 million of 6 3/8% Series O senior notes. The terms of the Series O senior notes are substantially identical in all material aspects, except that the Series O senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

On August 4, 2004, we issued $350 million of 7% Series L senior notes and received net proceeds of $345 million after discounts, underwriting fees and expenses. The Series L senior notes mature on August 15, 2012 and are equal in right of payment with all of our other senior indebtedness. Interest is payable semiannually in arrears on February 15 and August 15 of each year. On September 2, 2004, we used the net proceeds from the issuance of the Series L senior notes and available cash to redeem $336 million of our 7 7/8% Series B senior notes, which is discussed below. In January 2005, the Series L senior notes were exchanged for $350 million of 7 7/8% Series M senior notes. The terms of the Series M senior notes are substantially identical to the terms of the Series L senior notes, except that the Series M senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

In February 2004, the $725 million 7 1/8% Series J senior notes were exchanged for $725 million of 7 1/8% Series K senior notes. The terms of the Series K senior notes are substantially identical to the terms of the Series J notes, except that the Series K senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

Repayments.    In 2005, we used the net proceeds from the Series O senior notes for the following senior note repayments:

•	on March 17, 2005, approximately $291 million was used to purchase $280 million of our 8 3/8% Series E senior notes;

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	on April 11, 2005, approximately $174 million was used to redeem $169 million of 7 7/8% Series B senior notes and to pay prepayment premiums; and

•	on April 22, 2005, approximately $21 million was used to discharge the remaining $20 million of 8 3/8% Series E senior notes.

We recorded a loss of $30 million on the early extinguishment of debt in 2005, which includes the payment of call premiums and the acceleration of related deferred financing fees.

During 2004, we redeemed a total of $895 million of our Series B senior notes and $218 million of our Series C senior notes, both of which were scheduled to mature in 2008. The Series B senior note redemptions were funded through the proceeds from issuance of our Series L senior notes and the proceeds from issuance of the Exchangeable Senior Debentures (discussed below). The redemption of our Series C senior notes was funded by the proceeds from the insurance settlement for the New York Marriott World Trade Center hotel. The terms of our senior notes require the payment of a call premium to holders in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss of approximately $55 million on the early extinguishment of debt in 2004, which includes the payment of the call premium and the acceleration of related deferred financing fees.

Exchangeable Senior Debentures.    On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The Exchangeable Senior Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. We can redeem for cash all, or part of, the Exchangeable Senior Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. Holders have the right to require us to repurchase the Exchangeable Senior Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. The Exchangeable Senior Debentures are exchangeable into shares of our common stock at a rate of 56.1319 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $17.82 per share of our common stock. The exchange rate is adjusted for, among other things, the payment of dividends to our common stockholders. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 trading days. The Exchangeable Senior Debentures and the common stock issuable upon exchange of the debentures have not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined.

Convertible Subordinated Debentures.    As of December 31, 2005, Host Marriott Financial Trust, a wholly owned subsidiary, held approximately 7.4 million shares of 6 3/4% convertible quarterly income preferred securities, with a liquidation preference of $50 per share (for a total liquidation amount of $370 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Trust. The payment of distributions by the Trust, payments on liquidation of the Trust, or the redemption of the Convertible Preferred Securities are guaranteed by us. This guarantee, when taken together with our obligations under the indenture pursuant to which the Convertible Subordinated Debentures were issued provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in the Convertible Subordinated Debentures issued by us. The Trust exists solely to issue the Convertible Preferred Securities and its own common securities (the “Common Securities”) and invest the proceeds therefrom in the Convertible Subordinated Debentures, which is its sole asset. Separate financial statements of the Trust are not presented because of our guarantee described above; our management has concluded that such financial statements are not material to investors as the Trust is wholly owned and essentially has no independent operations.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Each of the Convertible Preferred Securities and the related Convertible Subordinated Debentures are convertible at the option of the holder into shares of our common stock at the rate of 3.2537 shares per Convertible Preferred Security for a total of approximately 24 million shares (equivalent to a conversion price of $15.367 per share of our common stock). The Trust will only convert Convertible Subordinated Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities.

Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% payable quarterly in arrears. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities correspond to the interest rate and interest and other payment dates on the Convertible Subordinated Debentures. We may defer interest payments on the Convertible Subordinated Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Convertible Subordinated Debentures are deferred so, too, are payments on the Convertible Preferred Securities. Under this circumstance, we will not be permitted to declare or pay any cash distributions with respect to our capital stock or debt securities that rank pari passu with or junior to the Convertible Subordinated Debentures.

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

In connection with Host’s conversion to a REIT, the Host LP assumed primary liability for repayment of the Convertible Subordinated Debentures underlying the Convertible Preferred Securities. Upon conversion by a Convertible Preferred Securities holder, we will issue shares of our common stock, which will be delivered to such holder. Upon the issuance of such shares by us, the operating partnership will issue to us a number of OP units equal to the number of shares of our common stock issued in exchange for the Convertible Subordinated Debentures.

During 2005, the holders of 2.1 million Convertible Preferred Securities, with a liquidation value of $105 million, exercised their right to convert and, as a result, we issued 6.8 million shares of our common stock. As of December 31, 2005, $387 million of Convertible Subordinated Debentures were outstanding.

Amended and Restated Credit Facility.    On September 10, 2004, we entered into an amended and restated credit facility (the “Credit Facility”) with Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other lenders. The Credit Facility amends our prior credit facility and provides aggregate revolving loan commitments in the amount of $575 million with an option to increase the amount of the facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. The revolving loan commitment under the amended credit facility is divided into two separate tranches: (1) a Revolving Facility A tranche of $385 million and (2) a Revolving Facility B tranche of $190 million. Subject to compliance with the facility’s financial covenants, amounts available for borrowing under Revolving Facility A vary depending on our leverage ratio, with $385 million being available when our leverage ratio is less than 6.5x, $300 million being available when our leverage ratio equals or exceeds 6.5x but is less than 6.75x, $150 million being available when our leverage ratio equals or exceeds 6.75x but is less than 7.0x, and no amounts being available when our leverage ratio equals or exceeds 7.0x. By contrast, the entire amount of Revolving Facility B is available for borrowing at any time that our unsecured interest coverage ratio equals or exceeds 1.5x and our leverage ratio does not exceed levels ranging from 7.5x to 7.0x. The Credit Facility also includes sub-commitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The Credit Facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain conditions are met at the time of the initial scheduled maturity. We pay interest on borrowings under the Revolving Facility A at floating interest rates plus a margin (which, in the case of LIBOR-based borrowings, ranges from 2.00% to 3.00%) that is set with reference to our leverage ratio. Borrowings under Revolving Facility B are subject to a margin that is 0.5% higher than the corresponding margin applicable to Revolving Facility A borrowings and .75% higher when our leverage ratio is greater than 7.0x. The rate will vary based on our leverage ratio. We are required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the Credit Facility. Currently, the commitment fee is .55% on an annual basis. As of December 31, 2005, we had approximately $20 million outstanding under our Credit Facility.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2005, we have 23 assets that are secured by mortgage debt, with an average interest rate of 7.8%. Eight of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The impact of these covenants is discussed below.

Eight of our hotel properties secure a $548 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-through certificates, which we refer to as the CMBS Loan. These hotels securing the CMBS Loan are the New York Marriott Marquis Times Square, the Hyatt Regency San Francisco Airport, the Hyatt Regency Cambridge, Overlooking Boston, the Hyatt Regency Reston, the Hyatt Regency Boston, Swissôtel The Drake, New York, the Westin Buckhead Atlanta, and the Swissôtel Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service (approximately $64 million) if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. This provision was triggered beginning in the third quarter of 2002 and remained in effect until the third quarter of 2005, when operating cash flow met the required thresholds. As a result, on October 31, 2005, approximately $71 million of previously escrowed funds were released to us.

On October 17, 2005, we retired the remaining mortgage secured by two of our Canadian properties with the prepayment of approximately $19 million. In addition to the prepayment of the mortgage debt secured by our Canadian properties, we prepaid $140 million, with the net proceeds from the Series O senior notes, of mortgage debt secured by two of our properties and had $20 million of mortgage debt assumed by the buyer in conjunction with a property disposition in 2005. During the first quarter of 2004, we prepaid $82 million of mortgage debt secured by four of our properties. The prepayment of this debt was made with proceeds from the sale of assets.

In conjunction with the purchase of the Scottsdale Marriott at McDowell Mountains in September 2004, we assumed the outstanding mortgage debt of approximately $34 million. The debt has a fixed rate of interest equal to 6.08% and matures in on December 1, 2008.

Derivative Instruments

Prior to the repayment in October 2005, the mortgage loan on our Canadian properties was denominated in U.S. dollars and the functional currency of the Canadian subsidiaries was the Canadian dollar. At the time of the origination of the loan, each of the subsidiaries entered into 60 separate currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedged the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment. These contracts were designated as cash flow hedges of the debt service and balloon payment and were recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. During 2003, we prepaid approximately $39 million of the loan and terminated the foreign currency contracts equal to the prepayments for a payment of approximately $8 million. As a result, substantially all of the forward currency

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts were deemed ineffective for accounting purposes and we recorded a loss on the contracts of approximately $18 million in 2003. Subsequent to the prepayment date, we recorded the increase or decrease in the fair value of the outstanding forward currency contracts in net income (loss) each period. In December 2004, we made an additional $34 million prepayment of the loan. In 2005, we terminated the remaining foreign currency contracts for approximately $18 million and prepaid the remaining outstanding balance of the loan for approximately $19 million.

On August 21, 2003, we entered into two four-year interest rate swap agreements that mature October 2007, effectively converting our Series G senior notes to floating-rate debt. Under the swaps, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points (10.1% at December 31, 2005) on a $242 million notional amount, which is approximately equal to the current amount of outstanding Series G senior notes. We have designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements will be recognized over the life of the agreements as an adjustment to interest expense. Changes in the fair value of the swaps and our Series G senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of these interest rate swaps was $(6) million and $1 million at December 31, 2005 and 2004, respectively.

On December 20, 2001, we entered into a five-year interest rate swap agreement, which was effective on January 15, 2002 and matures in January 2007, effectively converting our Series I senior notes to floating rate debt. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points (8.9% at December 31, 2005) on a $450 million notional amount, which is equal to the current amount of outstanding Series I senior notes. We have designated the interest rate swap as a fair value hedge for both financial reporting and tax purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the Series I senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of this interest rate swap at December 31, 2005 and 2004 was $1 million and $18 million, respectively.

In connection with the refinancing of the mortgage debt secured by the JW Marriott, Washington, D.C. in September 2003, we purchased an interest rate cap with a notional amount of $88 million, which capped the floating interest rate at 8.1% for the first two years of the loan. Upon the expiration of the interest rate cap in September 2005, we purchased a similar interest rate cap that caps the floating interest rate of the loan at 8.1% through September 2006. The caps represent derivatives that are marked to market each period and the gains and losses from changes in the market values of the caps are recorded in gain (loss) on foreign currency and derivative contracts. The fair values of the interest rate caps were immaterial at December 31, 2005 and 2004.

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2005 are as follows (in millions):

2006	$228
2007	873
2008	451
2009	754
2010	518
Thereafter	2,559

5,383
Fair value adjustment for interest rate swaps	(5)
Discount on senior notes	(11)
Capital lease obligations	3

$5,370

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest

Cash paid for interest, net of amounts capitalized, was $423 million in 2005, $453 million in 2004 and $468 million in 2003. During 2005, 2004 and 2003, we capitalized $5 million, $3 million and $2 million of interest expense related to qualifying property construction activities. We recorded losses, which have been included in interest expense on our consolidated statement of operations, during 2005 and 2004, of approximately $30 million and $55 million, respectively, on the early extinguishment of debt, which includes prepayment premiums and the acceleration of the related discounts and deferred financing costs. Deferred financing costs, which are included in other assets, amounted to $63 million and $70 million, net of accumulated amortization, as of December 31, 2005 and 2004, respectively. Amortization of deferred financing costs totaled $14 million, $16 million, and $17 million in 2005, 2004 and 2003, respectively.

Amortization of property and equipment under capital leases totaled $3 million, $2 million and $3 million in 2005, 2004 and 2003, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5.	Stockholders’ Equity

Seven hundred fifty million shares of common stock, with a par value of $0.01 per share, are authorized, of which 361.0 million and 351.4 million were outstanding as of December 31, 2005 and 2004, respectively. Fifty million shares of no par value preferred stock are authorized, with 10.0 million shares and 14.0 million shares outstanding as of December 31, 2005 and 2004, respectively.

Dividends.    We are required to distribute at least 90% of our taxable income to qualify as a REIT. However, our policy on common dividends is generally to distribute at least 100% of our taxable income, unless otherwise contractually restricted. For our preferred dividends, we will generally pay the quarterly dividend, regardless of the amount of taxable income, unless similarly contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

The table below presents the amount of common and preferred dividends declared as follows:

	2005	2004	2003
Common stock	$.41	$.05	$—
Class A preferred stock 10%(1)	—	1.38	2.50
Class B preferred stock 10%(2)	.87	2.50	2.50
Class C preferred stock 10%	2.50	2.50	2.50
Class E preferred stock 8 7/8%	2.22	1.37	—

(1)	We redeemed all of the outstanding shares of the Class A preferred stock in August 2004.
(2)	We redeemed all of the outstanding shares of the Class B preferred stock in May 2005.

Common Stock and OP Units.    During June 2004, we sold 25.0 million shares of our common stock at a price to the public of $12.12 per share. The net proceeds from the sales were $301 million after payment of the underwriting discount and offering expenses.

During 2005, the holders of 2.1 million Convertible Preferred Securities, with a liquidation value of $105 million, exercised their right to convert and, as a result, we issued 6.8 million shares of our common stock.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock.    We currently have two classes of publicly-traded preferred stock outstanding: 5,980,000 shares of 10% Class C preferred stock and 4,034,400 shares of 8 7/8% Class E preferred stock. Holders of both classes of the preferred stock are entitled to receive cumulative cash dividends at their respective rate per annum of the $25.00 per share liquidation preference and are payable quarterly in arrears. On May 20, 2005, we redeemed, at par, all four million shares of our 10% Class B cumulative preferred stock or Class B preferred stock, for approximately $101 million, including accrued dividends. The fair value of our Class B preferred stock (which is equal to the redemption price) exceeded the carrying value of the preferred stock by approximately $4 million. The $4 million represents the original issuance costs. Accordingly, this amount has been reflected in the determination of net income available to common stockholders for the purpose of calculating our basic and diluted earnings per share.

After March 27, 2006 and June 2, 2009, we have the option to redeem the Class C preferred stock and Class E preferred stock, respectively, for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The preferred stock classes rank senior to the common stock and the authorized Series A junior participating preferred stock (discussed below), and at parity with each other. The preferred stockholders generally have no voting rights. Accrued preferred dividends at December 31, 2005 and 2004 were approximately $6 million and $8 million, respectively.

Stockholders Rights Plan.    In 1998, the Board of Directors adopted a stockholder rights plan under which a dividend of one preferred stock purchase right was distributed for each outstanding share of our common stock. Each right when exercisable entitles the holder to buy 1/1,000th of a share of a Series A junior participating preferred stock of ours at an exercise price of $55 per share, subject to adjustment. The rights are exercisable 10 days after a person or group acquired beneficial ownership of at least 20%, or began a tender or exchange offer for at least 20%, of our common stock. Shares owned by a person or group on November 3, 1998 and held continuously thereafter are exempt for purposes of determining beneficial ownership under the rights plan. The rights are non-voting and expire on November 22, 2008, unless exercised or previously redeemed by us for $.005 each. If we were involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of either our company or the acquiror having a value of twice the exercise price of the right.

6.	Income Taxes

During 1998, we restructured ourselves to enable us to qualify for treatment as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is generally not subject to federal and state income taxation on its operating income distributed to its shareholders. In addition to paying federal and state taxes on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the tax provision related to the operations of the taxable REIT subsidiaries, state taxes paid by Host and the operating partnership and foreign taxes paid by the operating partnership as well as each of their respective subsidiaries.

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

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
	(in millions)
Deferred tax assets	$119	$125
Less: Valuation allowance	(19)	(14)

Subtotal	100	111
Deferred tax liabilities	(95)	(80)

Net deferred tax asset	$5	$31

We have recorded a valuation allowance under SFAS 109 equal to 100% of our domestic capital loss carryforward and 50% of our foreign capital loss carryforward. In addition, we have recorded a valuation allowance equal to 100% of our Mexican net operating loss carryforward and approximately 30% of our Canadian net operating loss carryforwards. Any subsequent reduction in the valuation allowance related to a net operating loss or capital loss carryforward will be recorded as a reduction of income tax expense. The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities, net of valuation allowances, as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(in millions)
Investment in hotel leases	$17	$29
Deferred gains	—	1
Deferred incentive management fees	12	10
Accrued related party interest	25	18
Net operating loss and capital loss carryforwards	43	44
Alternative minimum tax credits	3	2
Safe harbor lease investments	(19)	(20)
Property and equipment depreciation	(7)	(4)
Investments in affiliates	(69)	(56)
Notes receivable and accrued interest	—	7

Net deferred tax asset	$5	$31

At December 31, 2005, we have aggregate domestic and international net operating loss carryforwards of approximately $107 million, net of a valuation allowance of approximately $55 million, which expire through 2024. In addition, we have aggregate domestic and international capital loss carryforwards of approximately $2 million, net of a valuation allowance of approximately $6 million as of December 31, 2005, which expire through 2010 for domestic purposes and have an unlimited life for international purposes.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (provision) benefit for income taxes for continuing operations consists of:

	2005	2004	2003
	(in millions)
Current—Federal	$—	$—	$—
—State	(2)	(2)	(2)
—Foreign	(5)	(7)	(4)

	(7)	(9)	(6)

Deferred—Federal	(18)	16	16
—State	(2)	2	2
—Foreign	3	1	1

	(17)	19	19

	$(24)	$10	$13

The (provision) benefit for income taxes, including the amounts associated with discontinued operations, were $(25) million, $10 million and $9 million in 2005, 2004 and 2003, respectively.

A reconciliation of the statutory federal tax (provision) benefit to our income tax (provision) benefit for continuing operations follows:

	2005	2004	2003
	(in millions)
Statutory federal tax (provision) benefit	$(57)	$26	$83
Nontaxable income (loss) of REIT	35	(12)	(69)
State income taxes, net of federal tax benefit	(2)	1	2
Tax contingencies	5	1	—
Tax on foreign source income	(5)	(6)	(3)

Income tax (provision) benefit	$(24)	$10	$13

Cash paid for income taxes, net of refunds received, was $8 million, $10 million and $21 million in 2005, 2004 and 2003, respectively.

7.	Leases

Hotel Leases.    We lease our hotels (the “Leases”) to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation of a hotel.

Hospitality Properties Trust Relationship.    In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard by Marriott (“Courtyard”) properties and 18 Residence Inn by Marriott (“Residence Inn”) properties to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at our option. Minimum rent payments are $55 million annually for the Courtyard properties and $19 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1998, we sublet the HPT properties (the “Subleases”) to separate sublessee subsidiaries of Barceló Crestline Corporation (the “Sublessee”), subject to the terms of the applicable HPT lease. The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either we or the sublessee elect not to renew the Sublease provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT properties (one for the Courtyard properties and one for the Residence Inn properties). Rent payable by the Sublessee under the Sublease consists of the minimum rent payable under the HPT lease and an additional percentage rent payable to us. The percentage rent payable by the Sublessee is generally sufficient to cover the additional rent due under the HPT lease, with any excess being retained by us. The rent payable under the Subleases is guaranteed by the Sublessee, up to a maximum amount of $30 million, which is allocated between the two pools of HPT properties.

Other Lease Information.    As of December 31, 2005, all or a portion of 34 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We also have leases on facilities used in our former restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or 10-year periods. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. The restaurant and equipment leases are accounted for as either operating or capital leases, depending on the characteristics of the particular lease arrangement. The amortization charge applicable to capitalized leases is included in depreciation expense in the accompanying consolidated statements of operations.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2005. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and the Sublessee of $16 million and $481 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2006	$2	$112
2007	1	109
2008	1	106
2009	—	102
2010	—	100
Thereafter	—	1,018

Total minimum lease payments	4	$1,547

Less: amount representing interest	(1)

Present value of minimum lease payments	$3

We remain contingently liable on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $27 million at December 31, 2005. However, management considers the likelihood of any material funding related to these leases to be remote.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense consists of:

	2005	2004	2003
	(in millions)
Minimum rentals on operating leases	$119	$123	$127
Additional rentals based on sales	19	18	13
Less: sublease rentals	(85)	(83)	(79)

	$53	$58	$61

8.	Employee Stock Plans

We maintain two stock-based compensation plans, the comprehensive stock plan (the “Comprehensive Plan”), whereby we may award to participating employees (i) options to purchase our common stock, (ii) deferred shares of our common stock and (iii) restricted shares of our common stock, and the employee stock purchase plan. At December 31, 2005, there were approximately 10.6 million shares of common stock reserved and available for issuance under the Comprehensive Plan.

Prior to 2002, these plans were accounted for according to the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Consequently, no compensation expense was recognized for stock options issued under the Comprehensive Plan or stock issued under the employee stock purchase plan. Effective January 1, 2002, we adopted the expense recognition provisions of SFAS 123 for employee stock options granted on or after January 1, 2002 only. Options granted in fiscal years prior to 2002 were fully vested as of December 31, 2005, therefore, no expense related to these awards will be recorded upon the implementation of SFAS 123 (revised). As a result of the change in accounting method, we record compensation expense for employee stock options based on the fair value of the options at the date of grant. We also record compensation expense for shares issued under our employee stock purchase plan. The implementation of SFAS 123 had no effect on the calculation of compensation expense for shares granted under deferred stock and restricted stock plans.

Employee Stock Options.    Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. Non-qualified options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant.

In connection with the Host Marriott Services (“HM Services”) spin-off in 1995, outstanding options held by our current and former employees were redenominated in both our and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between us and HM Services, we originally had the right to receive up to 1.4 million shares of HM Services’ common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly owned subsidiary of Autogrill SpA of Italy, acquired HM Services. Since HM Services is no longer publicly traded, all future payments to us will be made in cash, as HM Services has indicated that the receivable will not be settled in Autogrill SpA stock. As of December 31, 2005 and 2004, the receivable balance was approximately $2 million and $4 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

For purposes of the following disclosures required by SFAS 123, the fair value of each stock option granted has been estimated on the date of grant using an option-pricing model. There were no stock options granted for

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the periods presented. Compensation expense for the stock options is recognized on a straight-line basis over the vesting period. The weighted average fair value per option granted during 2002 was $1.41. We recorded compensation expense of $244,000, $280,000 and $274,000 respectively, for 2005, 2004 and 2003, which represents the expense for stock options granted during 2002.

The following table is a summary of the status of our stock option plans that have been approved by our stockholders for the three years ended December 31, 2005. We do not have stock option plans that have not been approved by our stockholders.

	2005		2004		2003
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	2.6	$6	4.5	$6	5.4	$6
Granted	—	—	—	—	—	—
Exercised	(1.1)	6	(1.6)	7	(.6)	6
Forfeited/expired	(.1)	6	(.3)	8	(.3)	9

Balance, at end of year	1.4	6	2.6	6	4.5	6

Options exercisable at year-end	1.2		2.0		3.2

The following table summarizes information about stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$ 1 – 3.6		$1	$3.6		$3
4 – 6.1		3	6.1		6
7 – 9.6		10	8.4		8
10 – 12.1		10	11.1		11
13 – 19	—	7	18	—	18

	1.4			1.2

Deferred Stock.    Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense on a straight-line basis over the vesting period for the fair market value of the shares on the date of grant, less estimated forfeitures. In 2003, 45,000 shares were granted under this plan. No shares were granted under this plan in 2004 or 2005. The compensation cost that has been charged against income for deferred stock was not material for all periods presented. The weighted average fair value per share granted during 2003 was $8.00. The implementation of SFAS No. 123 had no impact on the calculation of compensation expense for the deferred stock incentive plan.

Restricted Stock.    From time to time, we award restricted stock shares under the Comprehensive Plan to officers and key executives to be distributed over the next three years in annual installments based on continued

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment and the attainment of certain performance criteria. We recognize compensation expense over the restriction period equal to the fair market value of the shares issued, which is adjusted for fluctuation in the fair market value of our common stock. The number of shares issued is adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria. In 2005, 2004 and 2003, approximately 25,000, 11,000 and 3,203,000 shares, respectively, were granted to certain key employees under these terms and conditions. Approximately 59,000 and 1,006,000 shares, respectively, were forfeited in 2005 and 2003, and no shares were forfeited in 2004. We recorded compensation expense of approximately $20 million, $23 million, and $15 million, respectively, in 2005, 2004 and 2003 related to these awards. The weighted average grant date fair value per share granted during each year was $16.53 in 2005, $12.50 in 2004 and $8.82 in 2003. Under these awards, 1.1 million shares were outstanding at December 31, 2005.

In 2003, we also started a restricted stock program for our upper-middle management with 40% of the shares automatically vesting on the grant date, and the remaining 60% vesting over two years, subject to continued employment. We recognize compensation expense over the vesting period equal to the fair market value of the shares on the date of issuance. The number of shares granted is adjusted for the level of attainment of performance criteria. During 2005, approximately 90,000 shares were granted under these terms and conditions that had a weighted average grant date fair value of $16.25. Approximately 58,000 shares were issued and 5,000 shares were forfeited during 2005. We recorded approximately $1.4 million of compensation expense related to these shares. Under this award, approximately 73,000 shares were outstanding at December 31, 2005.

Employee Stock Purchase Plan.    Under the terms of the employee stock purchase plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan year, which runs from February 1 through January 31. We record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-pricing model with the following assumptions for 2005, 2004 and 2003, respectively: Risk-free interest rate of 4.3%, 2.9% and 1.3%, volatility of 34%, 34% and 36%, expected life of one year for all periods. We assume a dividend yield of 0% for these grants, as no dividends are accrued during the one year vesting period. For the 2005, 2004 and 2003 plan years, approximately 14,000, 16,000 and 21,000 shares, respectively, were issued. The weighted average fair value of those purchase rights granted in 2005, 2004 and 2003 was $4.27, $3.02 and $2.20, respectively. The compensation expense reflected in net income was not material for all periods presented.

Stock Appreciation Rights.    In 1998, 568,408 stock appreciation rights (“SARs”) were issued under the Comprehensive Plan to certain directors as a replacement for previously issued options that were cancelled during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to us upon conversion to a REIT. The SARs were fully vested and the grant prices ranged from $1.20 to $2.71 and had a weighted average price of $1.88 as of December 31, 2004. In 2005, 2004 and 2003, we recognized compensation expense for outstanding SARs as a result of fluctuations in the market price of our common stock of $.1 million, $.4 million and $1.6 million, respectively. All outstanding SARs were exercised in 2005.

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by the Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Payments for these items were not material for the three years ended December 31, 2005.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Discontinued Operations

Assets Held For Sale.    During December 2005, we entered into definitive, binding agreements to sell two hotels, which were subsequently sold in January 2006. During December 2004, we entered into a definitive, binding agreement to sell four hotels, which were all sold in January 2005. We recorded impairment charges of approximately $.7 million related to these hotels as of December 31, 2004. We reclassified the assets and liabilities relating to these hotels as held for sale in our consolidated balance sheets as of December 31, 2005 and 2004, respectively, as detailed in the following table (in millions):

	2005	2004
Property and equipment, net	$62	$111
Other assets	11	2

Total assets	$73	$113

Other liabilities	—	26

Total liabilities	$—	$26

Dispositions.    We sold five hotels in 2005, nine hotels in 2004, and eight hotels in 2003 and abandoned one hotel in 2003. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented, including the two hotels held for sale at December 31, 2005, and the operations of the sold hotels for the years ended December 31, 2005 (in millions):

	2005	2004	2003
Revenues(1)	$61	$196	$500
Income before taxes(1)	9	22	200
Gain on disposals, net of tax	19	52	65

(1)	Revenues and income before taxes in 2003 include business interruption proceeds of $170 million related to the New York Marriott World Trade Center hotel settlement.

11.	Gain on Insurance Settlement

Five of our properties sustained damage from hurricanes during 2005, with two, the New Orleans Marriott and the Fort Lauderdale Marina Marriott, having extensive damage which required us to temporarily close all or part of these hotels. The current range of estimates to repair the damage at all of the properties is approximately $80 million to $100 million, substantially all of which will be covered by insurance. Our insurance coverage for the properties entitles us to receive recoveries for damage to the hotels, as well as payments for business interruption. Gains resulting from insurance proceeds will not be recognized until all contingencies are resolved. As of December 31, 2005, we have recorded an insurance receivable of approximately $35 million which reflects the book value of the property and equipment written off and repairs and clean-up costs incurred as a result of the hurricane damage which will be covered by insurance. During the fourth quarter of 2005, we received approximately $9 million of business interruption proceeds related to the fourth quarter operations of the New Orleans Marriott for which all contingencies have been resolved. Accordingly, we have recorded the $9 million as gain on insurance settlement on the statement of operations.

In 2004, the gain on insurance settlement includes $3 million of business interruption proceeds that we received in connection with the loss of business at our Toronto hotels due to the outbreak of Severe Acute Respiratory Syndrome (SARS).

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2003, we settled all outstanding issues related to the terrorist attacks of September 11, 2001 with our insurer for the Marriott World Trade Center and Financial Center hotels and received net proceeds of approximately $372 million. After payment of the existing mortgage, we recorded business interruption proceeds of $14 million for the New York Marriott World Trade Center hotel and a gain on the settlement of approximately $212 million in 2003. In accordance with SFAS 144, we have reclassified the gain on disposition and business interruption as discontinued operations. Additionally, the New York Financial Center hotel was damaged in the attacks and, as a result, we recorded business interruption proceeds of approximately $3 million in 2003 as gain on insurance settlement on the statement of operations.

12.	Acquisitions

On November 14, 2005 we signed a definitive merger agreement to acquire 38 luxury and upper-upscale hotels from Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) for approximately $4.04 billion. The portfolio consists of 25 domestic and 13 international properties and a total of 18,964 rooms primarily managed under the Westin, Sheraton, W Hotels, The Luxury Collection and St. Regis brands. As part of this transaction, we expect to assume approximately $554 million of debt and to issue approximately $2.3 billion of equity (133,529,412 common shares at the exchange price of $17.00 per share) to Starwood stockholders. The remainder of the purchase price will be paid in cash. The transaction is expected to close in the second quarter of 2006, and is subject to the approval of our stockholders, as well as other closing conditions. The boards of directors of both companies have approved the proposed transaction.

On September 30, 2005, we acquired the 834-room Hyatt Regency Washington on Capitol Hill in Washington, D.C. for a purchase price of approximately $274 million.

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

On September 22, 2004, we acquired the 270-suite Scottsdale Marriott at McDowell Mountains for a purchase price of approximately $58 million, including the assumption of approximately $34 million of mortgage debt on the hotel. On July 15, 2004, we acquired the 450-suite Fairmont Kea Lani Maui for approximately $355 million. On April 27, 2004, we purchased the 455-suite Chicago Embassy Suites, Downtown-Lakefront for approximately $89 million. During November 2003, we acquired the 806-room Hyatt Regency Maui Resort and Spa for $321 million.

No pro forma statements of operations have been provided for the acquisitions completed in 2004 and 2005 as the effect of the acquisitions is not significant.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$7	$7	$7	$7
Financial liabilities
Senior notes (excluding fair value of swaps)	2,562	2,621	2,380	2,517
Exchangeable Senior Debentures	493	582	491	578
Mortgage debt and other, net of capital leases(1)	1,930	2,068	2,130	2,197
Convertible Subordinated Debentures	387	473	492	563

(1)	Mortgage debt and other, net of capital leases at December 31, 2004, excluded $20 million of mortgage debt, related to the Hartford Marriott Farmington, that was classified as held for sale at December 31, 2004. The hotel was sold and the mortgage debt was assumed by the buyer on January 6, 2005.

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

We have entered into various agreements with Marriott International, including the management of the majority of our hotels, as well as franchised properties; financing for joint ventures or partnerships including the acquisition in 1996 of two full-service properties (one of which was sold on January 30, 2004) in Mexico City, Mexico and the 2000 acquisition of CBM Joint Venture LLC (see Note 3) and certain limited administrative services.

In 2005, 2004 and 2003, we paid Marriott International $148 million, $129 million and $136 million, respectively, in hotel management fees and $1 million, $2 million and $4 million, respectively, in franchise fees. Included in the management fees paid are amounts paid to The Ritz-Carlton Hotel Company, LLC (Ritz-Carlton), Courtyard Management Corporation and Residence Inn Management Corporation.

15.	Hotel Management Agreements

Our hotels are subject to management agreements under which various operators, including Marriott International, Ritz-Carlton, Hyatt, Swissôtel, Hilton, Four Seasons, Fairmont and Westin, operate our hotels for the payment of a management fee. The agreements generally provide for both base and incentive management fees based on hotel sales and operating profit, respectively. As part of the management agreements, the manager furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the manager’s hotel system. Chain services include central training, advertising and promotion, national reservation systems, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among the hotels managed, owned or leased by the manager on a fair and equitable basis. In addition, our managers will generally have a guest rewards program which will be charged to all of the hotels that participate in the program.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are obligated to provide the manager with sufficient funds, generally 5% of revenue generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements.

Marriott International

Of our hotels, 74 are subject to management agreements under which Marriott International or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The agreements generally provide for payment of base management fees that generally are three percent of sales and incentive management fees generally equal to 20% to 50% of operating profit (as defined in the agreements) over a priority return (as defined) to us, with total incentive management fees not to exceed 20% of cumulative operating profit, or 20% of current year operating profit. In the event of early termination of the agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate certain management agreements if specified performance or extension thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement. Certain consolidated partnerships with a total of eight properties operate under a single agreement, cancellation of which would affect all the properties in these partnerships.

Additionally, we have agreed with Marriott International that a pool of hotels currently subject to existing management agreements may be sold unencumbered by a Marriott management agreement without the payment of termination fees, subject to certain restrictions. The remaining pool includes 26 hotels. Seventy-one percent of this pool (as measured by EBITDA) may be sold free and clear of their existing management agreements without the payment of a termination fee, provided the hotels maintain the Marriott brand affiliation through a franchise agreement. Additionally, a percentage of these hotels may also be sold free and clear of their existing brand affiliation without a termination fee.

We have a franchise agreement with Marriott International for one hotel. Pursuant to the franchise agreement, we generally pay a franchise fee based on a percentage of room sales and food and beverage sales, as well as certain other fees for advertising and reservations. Franchise fees for room sales are approximately six percent of sales, while fees for food and beverage sales are approximately three percent of sales. The franchise agreement has a term of 30 years.

Ritz-Carlton

We hold management agreements with Ritz-Carlton, a wholly-owned subsidiary of Marriott International, to manage ten of our hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to five percent of sales and incentive management fees, if any, are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

Other Managers

We also hold management agreements with hotel management companies such as Hilton, Four Seasons, Fairmont and Westin for 18 of our hotels. These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

one to four percent of sales. Seventeen of the eighteen agreements also provide for incentive management fees generally equal to 10 to 30 percent of available cash flow, operating profit, or net operating income, as defined in the agreements.

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

	2005		2004		2003
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$3,763	$7,286	$3,463	$7,148	$3,107	$6,907
Canada	94	110	87	111	70	107
Mexico	24	38	24	39	46	71

Total	$3,881	$7,434	$3,574	$7,298	$3,223	$7,085

17.	Guarantees

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•	We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $27 million as of December 31, 2005.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership as part of Barceló Crestline Corporation, formerly Crestline Capital Corporation, in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Barceló Crestline Corporation, who, in turn, is indemnified by the current owner of the facility.

•	In connection with the sale of three hotels in the fourth quarter of 2004 and January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $20 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Mandatorily Redeemable Non-controlling Interests of All Entities

We consolidate four majority-owned partnerships, the Philadelphia Market Street HMC Host Limited Partnership; the Pacific Gateway, Ltd; the Lauderdale Beach Association; and the Marriott Mexico City Partnership G.P., all of which have finite lives ranging from 77 to 100 years that terminate between 2061 and 2097.

As of December 31, 2005, the minority interest holders in two of the partnerships have settlement alternatives in which they could be issued 199,597 and 1,860,000 OP units, respectively, based on their ownership percentages as stipulated in their partnership agreements. At December 31, 2005 and 2004, the OP units issuable were valued at $39 million and $29 million, respectively. Two of these partnerships do not have any settlement alternatives. At December 31, 2005 and 2004, the fair values of the minority interests in these partnerships were approximately $121 million and $127 million, respectively.

19.	Subsequent Events

On January 11, 2006, we announced our intention to exercise our option to cause the conversion rights of the remaining Convertible Preferred Securities to expire effective February 10, 2006. Between January 1, 2006 and February 10, 2006, $368 million of our Convertible Subordinated Debentures and corresponding Convertible Preferred Securities were converted into 24 million common shares. We intend to redeem the remaining $2 million of outstanding Convertible Preferred Securities during the second quarter of 2006. Additionally, the $17 million of Convertible Subordinated Debentures not held by third parties will be eliminated in conjunction with the second quarter 2006 redemption.

During January 2006, we sold two hotels classified as held for sale at December 31, 2005, for total proceeds of approximately $204 million, resulting in a gain of approximately $132 million.

During February 2006, we sold two hotels for total proceeds of approximately $55 million, resulting in a gain of approximately $18 million.

During January 2006, we issued mortgage debt in the amount of $135 million Canadian Dollars ($116 million US Dollars based on the exchange rate on the date of issuance) with a fixed interest rate of 5.195%, which is secured by four of our Canadian properties and matures on March 1, 2011.

20.	Quarterly Financial Data (unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per share amounts)
Revenues	$802	$976	$831	$1,272	$3,881
Income (loss) from continuing operations	(10)	88	(6)	66	138
Income from discontinued operations	16	3	1	8	28
Net income (loss)	6	91	(5)	74	166
Net income (loss) available to common stockholders	(2)	80	(11)	68	135
Basic earnings (loss) per common share:
Continuing operations	(.05)	.22	(.03)	.17	.30
Discontinued operations	.04	.01	—	.02	.08
Net income (loss)	(.01)	.23	(.03)	.19	.38
Diluted earnings (loss) per common share:
Continuing operations	(.05)	.21	(.03)	.17	.30
Discontinued operations	.04	.01	—	.02	.08
Net income (loss)	(.01)	.22	(.03)	.19	.38

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per share amounts)
Revenues	$760	$883	$772	$1,159	$3,574
Income (loss) from continuing operations	(39)	(8)	(49)	22	(74)
Income from discontinued operations	8	25	2	39	74
Net income (loss)	(31)	17	(47)	61	—
Net income (loss) available to common stockholders	(40)	7	(60)	52	(41)
Basic and diluted earnings (loss) per common share:
Continuing operations	(.15)	(.06)	(.18)	.04	(.34)
Discontinued operations	.03	.08	.01	.11	.22
Net income (loss)	(.12)	.02	(.17)	.15	(.12)

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

Internal Control over Financial Reporting

See Item 8 for Management’s Report on Internal Control over Financial Reporting.

Item 9B.    Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from our 2006 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item with respect to directors is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Proposal No.1: Election of Directors.” See Part I of this Annual Report for information regarding Host’s executive officers.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to Host’s Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “The Board of Directors and Committees of the Board.”

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 8 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/Corporate Governance section of our website at www.hostmarriott.com. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled: “Executive Officer Compensation,” “Aggregated Stock Option/SAR Exercises and Year-end Value,” “Compensation of Directors,” “Employment Arrangements” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The Information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.    Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b) EXHIBITS

Exhibit No.	Description

2.1	Master Agreement and Plan of Merger among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex A to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.2	Indemnification Agreement among Host Marriott Corporation, Host Marriott L.P. and Starwood Hotels & Resorts Worldwide, Inc. dated November 14, 2005 (incorporated by reference from Annex B to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.3	Tax Sharing and Indemnification Agreement among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex C to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

3.1	Articles of Restatement of Articles of Incorporation of Host Marriott Corporation (incorporated by reference to Exhibit 3.1 of Host Marriott Corporation’s Report on Form 10-Q, filed October 17, 2005).

3.2	Amended and Restated Bylaws of Host Marriott Corporation, effective November 9, 2004 (incorporated by reference to Exhibit 3.1 of Host Marriott Corporation’s Current Report on Form 8-K, filed on November 15, 2004).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

Exhibit No.	Description

4.2	Indenture for the 6 3/4% Convertible Debentures, dated December 2, 1996, between Host Marriott Corporation and IBJ Schroeder Bank & Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-19923) filed with the Commission on January 16, 1997).

4.3	First Supplemental Indenture, dated December 29, 1998, to Indenture, dated December 2, 1996, by and among Host Marriott Corporation, HMC Merger Corporation, Host Marriott, L.P., and IBJ Schroeder Bank & Trust Company (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K, dated December 30, 1998).

4.4	Amended and Restated Trust Agreement, dated December 29, 1998, among HMC Merger Corporation, as Depositor, IBJ Schroeder Bank & Trust Company, as Property Trustee, Delaware Trust Capital Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr., W. Edward Walter and Christopher G. Townsend, as Administrative Trustees (incorporated by reference to Exhibit 4.9 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998 filed with the Commission on March 27, 1998).

4.5	Preferred Securities Guarantee Agreement, dated December 2, 1996, between Host Marriott Corporation and IBJ Schroeder Bank & Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 4.6 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-19923) filed with the Commission on January 16, 1997).

4.6	Amendment No. 1, dated December 29, 1998, to Guarantee Agreement between Host Marriott Corporation and IBJ Schroeder Band & Trust Company, as Guarantee Trustee, dated December 2, 1996 (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation’s Current Report on Form 8-K, dated December 30, 1998).

4.7	Rights Agreement between Host Marriott Corporation and The Bank of New York as Rights Agent, dated as of November 23, 1998 (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Registration Statement on Form 8-A, filed on December 11, 1998).

4.8	Amendment No. 1 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of December 18, 1998 (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation’s Current Report on Form 8-K, filed on December 24, 1998).

4.9	Amendment No. 2 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of August 21, 2002 (incorporated by reference to Exhibit 4.3 to Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002, filed on October 21, 2002).

4.10	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation’s Registration Statement on Form 8-A (SEC File No. 333-55807) filed on December 11, 1998).

4.11	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.12	First Supplemental Indenture to Amended and Restated Indenture dated as of August 5, 1998 among HMH Properties, Inc., the Guarantors and Subsidiary Guarantors named in the Amended and Restated Indenture, dated as of August 5, 1998, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.13	Reserved.

Exhibit No.	Description

4.14	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998).

4.15	Fourth Supplemental Indenture, dated as of February 25, 1999, among Host Marriott, L.P., the Subsidiary Guarantors signatory thereto and Marine Midland Bank as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Fourth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-79275) filed with the Commission on May 25, 1999).

4.16	Sixth Supplemental Indenture, dated as of October 6, 2000, among Host Marriott, L.P., the Subsidiary Guarantors signatory thereto and HSBC Bank USA (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Sixth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-51944) filed with the Commission on December 15, 2000).

4.17	Ninth Supplemental Indenture, dated as of December 14, 2001, among Host Marriott, L.P. the Subsidiary Guarantors signatory thereto and HSBC Bank USA (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Ninth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-76550) filed with the Commission on January 10, 2002).

4.18	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee to the Amended and Restated Indenture, dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

4.19	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.20	Fourteenth Supplemental Indenture, dated August 3, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.10 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

4.21	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, dated March 10, 2005).

Exhibit No.	Description

4.22	Seventeenth Supplemental Indenture dated March 17, 2005, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto and The Bank of New York, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.20 of Host Marriott, L.P.’s Report on Form 8-K, dated March 16, 2005).

4.23	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.24	Loan agreement, dated as of July 8, 1999, among BRE/Swiss L.L.C., HMC Cambridge LLC, HMC Reston LLC, HMC Burlingame Hotel LLC, and HMC Times Square Hotel LLC, as borrowers, and Bankers Trust Company, as lender (incorporated by reference to Exhibit 4.23 to Host Marriott Corporation’s Annual Report on Form 10-K, filed on March 1, 2005).

4.25	First Amendment to Loan Agreement, dated as of August 18, 1999, among BRE/Swiss L.L.C., HMC Cambridge LLC, HMC Reston LLC, HMC Burlingame Hotel LLC, and HMC Times Square Hotel LLC, as borrowers, and Bankers Trust Company and Morgan Stanley Mortgage Capital Inc., as lenders (incorporated by reference to Exhibit 4.24 to Host Marriott Corporation’s Annual Report on Form 10-K, filed on March 1, 2005).

10.1	Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P. (incorporated by reference to Exhibit 3.1 of Host Marriott, L.P.’s Registration Statement on Form S-4/A No. 333-55807, filed October 8, 1998).

10.2	Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of August 3, 1999, establishing an additional class of units entitled the Class A Preferred Units (incorporated by reference to Exhibit 3.2 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.3	Sixteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of November 29, 1999, establishing an additional class of units entitled the Class B Preferred Units (incorporated by reference to Exhibit 3.3 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.4	Twenty-fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of March 27, 2001, establishing an additional class of units entitled the Class C Preferred Units (incorporated by reference to Exhibit 3.4 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.5	Thirtieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P (incorporated by reference to Exhibit 3.5 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

10.6	Thirty-sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of June 19, 2003, establishing an additional class of units entitled the Class D Preferred Units (incorporated by reference to Exhibit 10.5 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.7	Forty-Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of June 2, 2004, establishing an additional class of units entitled the Class E Preferred Units (incorporated by reference to Exhibit 3.7 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

Exhibit No.	Description

10.8	Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.9	Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.10	Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.11	Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.12	Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.13	Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998).

10.14	Amendment No. 6, dated as of January 10, 2001, to the Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.15	Amendment No. 7, dated as of December 29, 2001, to the Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002).

10.16	Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.17	Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Form Report on 10-K for the year ended December 31, 1998).

10.18	Tax Sharing Agreement dated as of October 5, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.19	License Agreement dated as of December 29, 1998 by and among Host Marriott Corporation, Host Marriott, L.P., Marriott International, Inc. and Marriott Worldwide Corporation (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

Exhibit No.	Description

10.20	Tax Administration Agreement dated as of October 8, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.21	Restated Noncompetition Agreement dated March , 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.22	First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.23	Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 99.4 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.24	Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.25	Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-55807).

10.26	Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 11, 1998).

10.27	Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.20 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 11, 1998).

10.28	Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation’s Amendment No. 2 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 10, 1998).

10.29	Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Inc., Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.30	Amended and Restated Noncompetition Agreement among Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation, dated December 28, 1998 (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Annual Report on Form 10-K dated December 31, 1998).

10.31	First Amendment, dated as of December 28, 1998, to the Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.32 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

Exhibit No.	Description
10.32	Amended and Restated Credit Agreement, dated as of September 10, 2004, among Host Marriott, L.P., Certain Canadian Subsidiaries of Host Marriott, L.P., Deutsche Bank Trust Company Americas, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).
10.33	Amended and Restated Pledge and Security Agreement, dated as of September 10, 2004, among Host Marriott, L.P., the other Pledgors named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).
10.34	Amended and Restated Subsidiaries Guaranty, dated as of September 10, 2004, by the subsidiaries of Host Marriott, L.P. named as Guarantors therein (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).
10.35	Amendment No. 1, dated January 30, 2006, amending the Amended and Restated Credit Agreement, dated as of September 10, 2004 among Host Marriott, L.P., a certain Canadian subsidiaries of Host Marriott, L.P., Deutsche Bank Trust Company Americas, as administrative Agent, and various Lenders named therein, and amending the Amended and Restated Pledge and Security Agreement, dated as of September 10, 2004, among Host Marriott, L.P. and other Pledgers named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Current Report on Form 8-K filed February 1, 2006).
10.36	Acquisition and Exchange Agreement dated November 13, 2000 by Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).
10.37	Host Marriott, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).
10.38*	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan.
10.39	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K in 2003, filed March 2, 2004).
10.41	Host Marriott, L.P. Retirement and Savings Plan effective January 1, 2004, as amended and restated as of May 20, 2004 (incorporated by reference to Exhibit 10.47 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).
10.42	Host Marriott Corporation’s Non-Employee Director’s Deferred Stock Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).
10.43	Host Marriott Corporation’s Severance Plan for Executives effective March 6, 2003, as amended as of May 20, 2004 (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed October 19, 2004).
10.44	Form of Indemnification Agreement for officers and directors of Host Marriott Corporation (incorporated by reference to Exhibit 10.35 of Host Marriott Corporation’s Current Report on Form 8-K, filed December 7, 2004).
10.45	Host Marriott Corporation Issuance Agreement dated as of December 29, 1998, by and between Host Marriott Corporation and Richard E. Marriott, as amended October 12, 2005 (incorporated by reference to Exhibit 10.45 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 9, 2005, filed October 17, 2005).

Exhibit No.	Description

10.46*	Form of Restricted Stock Agreement for the period 2006-2008 for use under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan.

10.47*	Form of Restricted Stock Agreement for 2005 Shareholder Value Award under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan.

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	List of Subsidiaries of Host Marriott Corporation.

23*	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 3, 2006.

HOST MARRIOTT CORPORATION

By:	/s/ W. EDWARD WALTER
W. Edward Walter
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	March 3, 2006

/s/ CHRISTOPHER J. NASSETTA Christopher J. Nassetta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ W. EDWARD WALTER W. Edward Walter	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ LARRY K. HARVEY Larry K. Harvey	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 3, 2006

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 3, 2006

/s/ TERENCE C. GOLDEN Terence C. Golden	Director	March 3, 2006

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	March 3, 2006

/s/ JUDITH A. MCHALE Judith A. McHale	Director	March 3, 2006

/s/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	March 3, 2006

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2005				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Full-service hotels:
The Ritz-Carlton, Amelia Island, Florida	$—	$25	$116	$11	$25	$127	$152	$24	—	1998	40
Four Seasons, Atlanta, Georgia	34	5	48	14	6	61	67	11	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	8	88	13	8	101	109	20	—	1998	40
Atlanta Marquis, Georgia	141	12	184	42	16	222	238	40	—	1998	40
Atlanta Midtown Suites, Georgia	—	—	26	3	—	29	29	7	—	1996	40
Westin Buckhead, Georgia	31	5	84	18	5	102	107	19	—	1998	40
Miami Biscayne Bay, Florida	—	—	32	(3)	—	29	29	9	—	1998	40
Boston Marriott Copley Place, Massachusetts	85	—	202	13	—	215	215	22	—	2002	40
Boston/Newton, Massachusetts	—	3	31	12	3	43	46	27	—	1997	40
Hyatt, Boston, Massachusetts	31	15	69	25	17	92	109	16	—	1998	40
Hyatt Regency, Burlingame, California	63	16	119	31	20	146	166	27	—	1998	40
Calgary, Canada	—	5	18	8	5	26	31	8	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	45	18	84	10	18	94	112	17	—	1998	40
Chicago/Downtown Courtyard, Illinois	—	7	27	3	7	30	37	10	—	1992	40
Chicago Embassy Suites, Illinois	—	—	85	1	—	86	86	3	—	2004
Chicago O’Hare, Illinois	—	4	26	34	4	60	64	28	—	1997	40
Chicago O’Hare Suites, Illinois	—	—	36	4	—	40	40	7	—	1998	40
Chicago/Deerfield Suites, Illinois	—	4	19	1	4	20	24	8	—	1990	40
Swissôtel, Chicago, Illinois	53	29	132	7	29	139	168	27	—	1998	40
Coronado Island Resort, California	—	—	53	5	—	58	58	13	—	1997	40
Costa Mesa Suites, California	—	3	19	2	3	21	24	5	—	1996	40
Dallas Quorum, Texas	—	—	27	6	—	33	33	11	—	1994	40
Dayton, Ohio	—	2	30	2	2	32	34	6	—	1998	40
The Ritz-Carlton, Dearborn, Michigan	—	8	51	3	8	54	62	11	—	1998	40
Denver Tech Center, Colorado	—	6	26	13	6	39	45	11	—	1994	40
Desert Springs Resort and Spa, California	88	14	143	68	14	211	225	43	—	1997	40
Fairview Park, Virginia	—	9	39	2	9	41	50	8	—	1998	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	2	7	24	31	7	—	1993	40
Hanover, New Jersey	—	4	30	10	4	40	44	11	—	1997	40
Harbor Beach Resort, Florida	90	—	62	48	—	110	110	30	—	1997	40
Houston Airport, Texas	—	—	10	8	—	18	18	11	—	1984	40
Houston Medical Center	—	—	22	2	—	24	24	6	—	1998	40
JW Marriott Hotel at Lenox, Georgia	—	—	21	28	16	33	49	14	—	1990	40
JW Marriott Houston, Texas	—	4	26	14	8	36	44	12	—	1994	40

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2005				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
JWDC, Washington, D.C.	88	26	99	6	26	105	131	16	—	2003	40
Kansas City Airport, Missouri	—	—	8	20	—	28	28	21	—	1993	40
Fairmont Kea Lani, Hawaii	—	55	294	2	55	296	351	11	—	2003	40
Key Bridge, Virginia	—	—	38	11	—	49	49	29	—	1997	40
Manhattan Beach, California	—	—	37	7	—	44	44	12	—	1997	40
Marina Beach, California	—	—	13	19	—	32	32	8	—	1995	40
Maui Hyatt, Hawaii	—	92	212	3	92	215	307	12	—	2003	40
Memphis, Tennessee	—	—	16	29	—	45	45	10	—	1998	40
Mexico/Polanco, Mexico	6	11	35	3	11	38	49	14	—	1996	40
Marriott McDowell Mountains, Arizona	34	8	48	—	8	48	56	1	—	2004	40
Miami Airport, Florida	—	—	7	45	—	52	52	34	—	1972	40
Minneapolis City Center, Minnesota	—	—	27	16	—	43	43	26	—	1986	40
Minneapolis Southwest, Minnesota	—	5	23	3	5	26	31	5	—	1998	40
Mountain Shadows Resort, Arizona	—	7	24	(3)	6	22	28	7	—	1998	40
New Orleans, Louisiana	85	16	96	40	16	136	152	35	—	1996	40
New York Financial Center, New York	—	19	79	13	19	92	111	24	—	1997	40
New York Marquis, New York	223	—	552	103	—	655	655	285	—	1986	40
Newark Airport, New Jersey	—	—	30	24	—	54	54	32	—	1984	40
Newport Beach, California	—	11	13	52	11	65	76	39	—	1975	40
Orlando Marriott World Center, Florida	218	18	156	195	29	340	369	73	—	1997	40
Pentagon City Residence Inn, Virginia	—	6	29	3	6	32	38	8	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	4	1	45	46	11	—	1995	40
Philadelphia Convention Center, Pennsylvania	100	3	143	20	5	161	166	44	—	1995	40
Four Seasons, Philadelphia, Pennsylvania	—	26	60	12	26	72	98	14	—	1998	40
Portland, Oregon	—	6	40	9	6	49	55	15	—	1994	40
Hyatt Regency, Reston, Virginia	41	11	78	12	11	90	101	16	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	2	10	65	75	14	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	7	—	96	96	20	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	7	31	130	161	25	—	1998	40
San Antonio Rivercenter, Texas	70	—	86	46	—	132	132	31	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	4	—	49	49	13	—	1995	40
San Diego Hotel and Marina, California	183	—	203	106	—	309	309	74	—	1996	40

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2005				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
San Diego Mission Valley, California	—	4	22	5	4	27	31	6	—	1998	40
San Francisco Airport, California	—	11	48	16	12	63	75	20	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	8	6	28	34	11	—	1994	40
San Francisco Moscone Center, California	—	—	278	35	—	313	313	111	—	1989	40
San Ramon, California	19	—	22	10	—	32	32	8	—	1996	40
Santa Clara, California	34	—	39	(5)	—	34	34	14	—	1989	40
Seattle SeaTac Airport, Washington	—	4	49	(5)	4	44	48	13	—	1998	40
Tampa Waterside, Florida	—	—	—	98	11	87	98	13	2000	—	40
Swissôtel, The Drake, New York	61	28	130	43	34	167	201	32	—	1998	40
The Ritz-Carlton, Atlanta, Georgia	—	13	42	9	13	51	64	15	—	1996	40
The Ritz-Carlton, Buckhead, Georgia	—	14	80	25	16	103	119	26	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	9	—	61	61	16	—	1997	40
The Ritz-Carlton, Naples, Florida	—	19	127	60	19	187	206	49	—	1996	40
The Ritz-Carlton, Naples Golf Lodge, Florida	—	6	—	64	6	64	70	6	2002	—	40
Toronto Airport, Canada	—	5	24	3	5	27	32	8	—	1996	40
Toronto Eaton Center, Canada	—	—	27	3	—	30	30	8	—	1995	40
Toronto Delta Meadowvale, Canada	—	4	20	9	4	29	33	11	—	1996	40
Dulles Airport, Washington	—	—	3	26	—	29	29	24	—	1970	40
Hyatt Regency, Washington, D.C.	—	40	230	—	40	230	270	1	—	2005	40
Washington Dulles Suites, Washington	—	3	24	4	3	28	31	7	—	1996	40
Washington Metro Center, Washington D.C.	—	20	24	7	20	31	51	10	—	1994	40
Westfields, Virginia	—	7	32	5	7	37	44	11	—	1994	40

Sub total full-service hotels:	1,823	758	6,108	1,709	822	7,753	8,575	1,928
Sub total—other full-service properties less than 5% of total:	—	59	293	93	42	403	445	169		various	40

Total full-service properties:	1,823	817	6,401	1,802	864	8,156	9,020	2,097
Other properties, each less than 5% of total	—	—	6	1	—	7	7	6		various	various

Total properties	1,823	817	6,407	1,803	864	8,163	9,027	2,103
Held for sale properties	—	12	60	1	12	61	73	18		various	—

TOTAL	$1,823	$829	$6,467	$1,804	$876	$8,224	$9,100	$2,121

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2005, 2004 and 2003 is as follows:

Balance at December 31, 2002	$8,135
Additions:
Acquisitions	448
Capital expenditures and transfers from construction-in-progress	94
Deductions:
Dispositions and other	(195)
Assets held for sale	(88)

Balance at December 31, 2003	8,394
Additions:
Acquisitions	525
Capital expenditures and transfers from construction-in-progress	137
Deductions:
Dispositions and other	(181)
Assets held for sale	(127)

Balance at December 31, 2004	8,748
Additions:
Acquisitions	276
Capital expenditures and transfers from construction-in-progress	146
Deductions:
Dispositions and other	(70)
Assets held for sale	(73)

Balance at December 31, 2005	$9,027

SCHEDULE III

HOST MARRIOTT CORPORATION AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2005, 2004 and 2003 is as follows:

Balance at December 31, 2002	$1,501
Depreciation and amortization	257
Dispositions and other	(41)
Depreciation on assets held for sale	(20)

Balance at December 31, 2003	1,697
Depreciation and amortization	256
Dispositions and other	(60)
Depreciation on assets held for sale	(23)

Balance at December 31, 2004	1,870
Depreciation and amortization	270
Dispositions and other	(19)
Depreciation on assets held for sale	(18)

Balance at December 31, 2005	$2,103

(C)	The aggregate cost of properties for federal income tax purposes is approximately $6,343 million at December 31, 2005.

(D)	The total cost of properties excludes construction-in-progress properties.