Form 10-Q
period 2006-06-16
HOST HOTELS & RESORTS, INC.
filed 2006-07-24
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2006	Commission file number 001-14625

HOST HOTELS & RESORTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	53-0085950
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

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

The registrant had 520,460,428 shares of its $0.01 par value common stock outstanding as of July 17, 2006.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 16, 2006 and December 31, 2005

(unaudited, in millions, except per share amounts)

	June 16, 2006	December 31, 2005
ASSETS
Property and equipment, net	$10,328	$7,434
Assets held for sale	—	73
Due from managers	117	41
Investments in affiliates	101	41
Deferred financing costs, net	62	63
Furniture, fixtures and equipment replacement fund	140	143
Other	202	157
Restricted cash	102	109
Cash and cash equivalents	524	184

Total assets	$11,576	$8,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt
Senior notes, including $494 million and $493 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,710	$3,050
Mortgage debt	1,918	1,823
Convertible Subordinated Debentures	—	387
Other	88	110

Total debt	5,716	5,370
Accounts payable and accrued expenses	215	165
Other	231	148

Total liabilities	6,162	5,683

Interest of minority partners of Host Hotels & Resorts, L.P.	188	119
Interest of minority partners of other consolidated partnerships	28	26
Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $100 million and $250 million, respectively), 50 million shares authorized; 4.0 million shares and 10.0 million shares issued and outstanding, respectively	97	241
Common stock, par value $.01, 750 million shares authorized; 520.4 million shares and 361.0 million shares issued and outstanding, respectively	5	4
Additional paid-in capital	5,656	3,080
Accumulated other comprehensive income	21	15
Deficit	(581)	(923)

Total stockholders’ equity	5,198	2,417

Total liabilities and stockholders’ equity	$11,576	$8,245

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended June 16, 2006 and June 17, 2005

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
REVENUES
Rooms	$737	$572	$1,244	$1,039
Food and beverage	374	298	635	542
Other	75	63	126	113

Total hotel sales	1,186	933	2,005	1,694
Rental income	26	25	55	54

Total revenues	1,212	958	2,060	1,748

EXPENSES
Rooms	168	132	289	246
Food and beverage	258	212	447	392
Hotel departmental expenses	282	242	493	452
Management fees	58	43	93	75
Other property-level expenses	85	69	152	133
Depreciation and amortization	107	83	196	164
Corporate and other expenses	21	14	41	28

Total operating costs and expenses	979	795	1,711	1,490

OPERATING PROFIT	233	163	349	258
Interest income	9	5	14	12
Interest expense	(107)	(114)	(198)	(223)
Net gains on property transactions	1	74	2	77
Gain on foreign currency and derivative contracts	—	—	—	2
Minority interest expense	(16)	(8)	(29)	(12)
Equity in earnings (losses) of affiliates	(6)	3	(5)	(1)

INCOME BEFORE INCOME TAXES	114	123	133	113
Provision for income taxes	(17)	(38)	(18)	(38)

INCOME FROM CONTINUING OPERATIONS	97	85	115	75
Income from discontinued operations	233	6	387	22

NET INCOME	330	91	502	97
Less: Dividends on preferred stock	(4)	(7)	(10)	(15)
Issuance costs of redeemed preferred stock	(6)	(4)	(6)	(4)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$320	$80	$486	$78

BASIC EARNINGS PER COMMON SHARE:
Continuing operations	$.18	$.21	$.23	$.16
Discontinued operations	.47	.02	.89	.06

BASIC EARNINGS PER COMMON SHARE	$.65	$.23	$1.12	$.22

DILUTED EARNINGS PER COMMON SHARE:
Continuing operations	$.17	$.20	$.22	$.16
Discontinued operations	.45	.02	.88	.06

DILUTED EARNINGS PER COMMON SHARE	$.62	$.22	$1.10	$.22

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 16, 2006 and June 17, 2005

(unaudited, in millions)

	Year-to-date ended
	June 16, 2006	June 17, 2005
OPERATING ACTIVITIES
Net income	$502	$97
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(387)	(12)
Depreciation	1	6
Depreciation and amortization	196	164
Amortization of deferred financing costs	6	6
Deferred tax provision	16	32
Net gains on property transactions	(2)	(73)
Gain on foreign currency and derivative contracts	—	(2)
Equity in (earnings) losses of affiliates	5	1
Distributions from equity investments	2	1
Minority interest expense	29	12
Change in due from managers	(84)	(35)
Changes in other assets	(3)	(13)
Changes in other liabilities	6	(11)

Cash provided by operations	287	173

INVESTING ACTIVITIES
Proceeds from sales of assets, net of expenses	676	100
Proceeds from sale of interest in CBM Joint Venture LLC, net of expenses	—	91
Acquisitions	(14)	—
Starwood acquisition, net of cash acquired	(727)	—
Investment in affiliates	(13)	—
Capital expenditures:
Renewals and replacements	(131)	(100)
Repositionings and other investments	(110)	(30)
Change in furniture, fixtures and equipment replacement fund	5	—
Other	—	(13)

Cash provided by (used in) investing activities	(314)	48

FINANCING ACTIVITIES
Financing costs	(19)	(11)
Issuance of debt	916	650
Repayment of credit facility	(20)	—
Debt prepayments	(222)	(609)
Scheduled principal repayments	(29)	(30)
Redemption of preferred stock	(150)	(100)
Dividends on common stock	(98)	(28)
Dividends on preferred stock	(13)	(18)
Distributions to minority interests	(9)	(5)
Change in restricted cash	11	(13)

Cash provided by (used in) financing activities	367	(164)

INCREASE IN CASH AND CASH EQUIVALENTS	340	57
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	184	347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$524	$404

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 16, 2006 and June 17, 2005

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

During 2006, we issued approximately 24.0 million shares upon the conversion of approximately 7.4 million Convertible Subordinated Debentures valued at approximately $368 million. Through year-to-date June 16, 2006 and June 17, 2005, we also issued approximately 0.7 million and 0.8 million shares, respectively, upon the conversion of operating partnership units of Host Hotels & Resorts, L.P. held by minority partners valued at approximately $14 million and $13 million, respectively.

On April 10, 2006, we acquired 28 hotels from Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) for a purchase price of approximately $3.1 billion. The total consideration included the issuance of $2.27 billion in equity (133.5 million shares of our common stock) and the assumption of $77 million of mortgage debt, which had a fair value of $86 million on April 10, 2006.

On May 2, 2006, we contributed the Sheraton Warsaw Hotel & Towers, which we acquired on April 10, 2006 for approximately $59 million, along with cash to the European joint venture in exchange for a 32.1% general and limited partnership interest. The joint venture currently owns six hotels located throughout Europe. See Note 6 for additional information.

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

On April 17, 2006, the Company changed its name from Host Marriott Corporation to Host Hotels & Resorts, Inc., or Host, a Maryland corporation, operating through an umbrella partnership structure. We are the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P. (formerly, Host Marriott, L.P.), or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and, as of June 16, 2006, own approximately 96% of the partnership interests, which are referred to as OP units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 16, 2006 and the results of our operations for the quarterly and year-to-date periods ended June 16, 2006 and June 17, 2005 and cash flows for the year-to-date periods ended June 16, 2006 and June 17, 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior year financial statement amounts have been reclassified to conform with the current presentation.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately 40% of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott International modified so that our fiscal year always ends on December 31. Accordingly, our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Interest of minority partners of Host Hotels & Resorts, L.P.

We adjust the interest of the minority partners of Host LP each period to maintain a proportional relationship between the book value of equity associated with our common stockholders relative to that of the unitholders of Host LP since Host LP units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the minority partners of Host LP based on their weighted average ownership percentage during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest and Income Taxes Paid

Cash payments for interest and income taxes were as follows (in millions):

	Year-to-date ended
	June 16, 2006	June 17, 2005
Interest paid	$192	$215
Income taxes paid	3	6

Application of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation clearly scopes out income tax positions related to FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

3.	Adoption of SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires that the cost from share-based payment transactions be recognized in the financial statements. The statement requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted the fair value provisions of SFAS 123 in 2002 and, therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. Effective January 1, 2006, we instituted a new restricted stock program, which is accounted for using the provisions of SFAS 123R.

Restricted Stock.    We award restricted stock shares to executives and certain members of senior management. The service period for the shares granted in the 2003 stock plan ended on December 31, 2005. All shares earned under the 2003 stock plan were fully vested for the year ended December 31, 2005. During the first quarter of 2006, we granted shares to be distributed over the next three years in annual installments. These stock awards are considered liability awards, and, accordingly, we reevaluate the fair value of the awards quarterly. Vesting for these shares is determined both on continued employment, as well as certain market conditions based on the achievement of total shareholder return on an absolute and relative basis. For the shares that vest solely on continued employment, we recognize compensation expense over the requisite period based on the market price at the balance sheet date. For shares that vest based on market conditions, we recognize compensation expense over the requisite service period based on the fair value of the shares at the balance sheet date, which is estimated using a simulation or Monte Carlo method. For the purpose of the simulation, we assumed a volatility of 20.9%, which is calculated based on the volatility of our stock price over the last three years, a risk-free interest rate of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.13%, which reflects the yield on a 3-year Treasury bond, and a stock beta of 0.859 compared to the REIT composite index based on three years of historical price data. The number of shares issued is adjusted for forfeitures.

We made an additional grant of shares to executives and certain members of senior management in February 2006 (“2006 supplemental grant”). Twenty-five percent of the awards vested immediately and were expensed during the first quarter, while the remaining 75% vest over a three-year period based on continued employment. We recognize compensation expense for the outstanding portion of this grant based on the market price at the balance sheet date. This grant, as with all our executive restricted stock awards, allows executive employees to have a percentage of the restricted stock awards withheld to meet tax requirements and, accordingly, they are classified as liability awards.

During the first quarter of 2006 and 2005, executives and certain members of senior management were granted a total of approximately 3.4 million and 18,000 restricted shares, respectively. We recorded compensation expense of approximately $6.1 million and $4.6 million during the second quarter of 2006 and 2005, respectively, and $12.8 million and $8.4 million year-to-date 2006 and 2005, respectively, related to these awards. The total compensation cost, based on the valuation criteria above, that relates to nonvested restricted stock awards not yet recognized at June 16, 2006 was approximately $43 million, which, if earned, will be recognized over the weighted average of 2.3 years. Under these awards, approximately 3.2 million shares were outstanding at June 16, 2006. Our executive restricted stock awards allow executive employees to have a percentage of the restricted stock awards withheld to meet tax requirements. For the prior years’ awards and the 2006 supplemental grant issued for the year-to-date periods ended June 16, 2006 and June 17, 2005, we withheld $11.7 million and $7.7 million, respectively, to meet these tax requirements.

We also maintain a restricted stock program for our upper-middle management. Vesting for these shares is determined based on continued employment and, accordingly, we recognize compensation expense ratably over the vesting period. These stock awards are considered equity awards, and accordingly, compensation costs related to the awards are measured based on the fair market value as of the grant date. During 2006 and 2005, approximately 88,000 shares and 78,000 shares were granted, respectively. During 2006 and 2005, approximately 91,000 upper middle-management shares have been issued, approximately 4,000 have been forfeited, and approximately 71,000 remain unvested. The weighted average grant date fair value of the outstanding shares is $19.22. Approximately 48,000 of these shares will vest during 2006. We recorded approximately $.3 million during both the second quarter of 2006 and 2005, respectively, and $.7 million and $.6 million year-to-date 2006 and 2005, respectively, of compensation expense related to these shares. The total compensation cost, measured on the grant date, that relates to nonvested restricted stock awards not yet recognized at June 16, 2006 was approximately $2 million, which, if earned, will be recognized over the weighted average of 1.9 years.

Employee Stock Purchase Plan.    Under the terms of the employee stock purchase plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan year, which runs from February 1 through January 31. We record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights on the grant date, which is estimated using an option-pricing model with the following assumptions for the 2006 and 2005 plan years: Risk-free interest rate of 4.7% and 4.3%, respectively, volatility of 33% and expected life of one year for all periods. We assume a dividend yield of 0% for these grants, as no dividends are accrued during the one year vesting period. Approximately 14,000 shares were issued in both year-to-date 2006 and 2005. The weighted average fair value of the shares granted was $4.73 and $4.27 for 2006 and 2005, respectively. The compensation expense was not material for the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock Options.    Effective January 1, 2002, we adopted the expense recognition provisions of SFAS 123 for employee stock options granted on or after January 1, 2002 only. We did not grant any stock options after December 2002. Options granted prior to 2002 were fully vested as of December 31, 2005. Options granted during 2002 will be fully vested during 2006.

The fair value of the 2002 stock options was estimated on the date of grant using an option-pricing model. Compensation expense for the stock options is recognized on a straight-line basis over the vesting period. The weighted average fair value per option granted during 2002 was $1.41. We recorded compensation expense of approximately $53,000 and $55,000 for the second quarter of 2006 and 2005, respectively, and $106,000 and $111,000 for year-to-date 2006 and 2005, respectively. The aggregate intrinsic values of the outstanding and exercisable options at June 16, 2006 were approximately $17 million and $14 million, respectively.

The following table is a summary of the status of our stock option plans for the year-to-date June 16, 2006 and year ended December 31, 2005.

	June 16, 2006		December 31, 2005
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Beginning balance	1.4	$6	2.6	$6
Granted	—	—	—	—
Exercised	(.3)	7	(1.1)	6
Forfeited/expired	—	—	(.1)	6

Ending balance	1.1	6	1.4	6

Options exercisable	.9		1.2

The following table summarizes information about stock options at June 16, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$1 – 3.4		1	$3.4		$3
4 – 6.1		2	6.1		6
7 – 9.5		10	8.3		8
10 – 12.1		9	11.1		11
13 – 19	—	6	18	—	18

	1.1			.9

Deferred Stock.    We discontinued issuing deferred stock to employees in 2003. Prior to that time deferred stock granted generally vested over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense on a straight-line basis over the vesting period for the fair market value of the shares on the date of grant, less estimated forfeitures. As of June 16, 2006, approximately .9 million shares, valued at approximately $5 million based on the grant date fair value, are outstanding. Approximately .8 million of these shares are vested as of June 16, 2006. The compensation cost related to deferred stock was not material for all periods presented. The implementation of SFAS 123R did not effect the calculation of compensation expense for the deferred stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their interests to common OP units. No effect is shown for securities that are anti-dilutive.

	Quarter ended
	June 16, 2006			June 17, 2005
	Income/ (loss)	Shares	Per Share Amount	Income/ (loss)	Shares	Per Share Amount
	(in millions, except per share amounts)
Net income	$330	492.8	$.67	$91	352.7	$.26
Dividends on preferred stock	(4)	—	(.01)	(7)	—	(.02)
Issuance costs of redeemed preferred stock(1)	(6)	—	(.01)	(4)	—	(.01)

Basic earnings available to common stockholders	320	492.8	.65	80	352.7	.23
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	2.0	—	—	2.2	—
Assuming conversion of minority OP units issuable	—	2.5	(.01)	—	1.8	—
Assuming conversion of Exchangeable Senior Debentures	4	28.1	(.02)	4	27.5	(.01)

Diluted earnings available to common stockholders	$324	525.4	$.62	$84	384.2	$.22

	Year-to-date ended
	June 16, 2006			June 17, 2005
	Income/ (loss)	Shares	Per Share Amount	Income/ (loss)	Shares	Per Share Amount
	(in millions, except per share amounts)
Net income	$502	435.7	$1.15	$97	352.3	$.28
Dividends on preferred stock	(10)	—	(.02)	(15)	—	(.05)
Issuance costs of redeemed preferred stock(1)	(6)	—	(.01)	(4)	—	(.01)

Basic earnings available to common stockholders	486	435.7	1.12	78	352.3	.22
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	2.0	(.01)	—	2.2	—
Assuming conversion of minority OP units issuable	—	2.5	(.01)	—	—	—

Diluted earnings available to common stockholders	$486	440.2	$1.10	$78	354.5	$.22

(1)	Represents the original issuance costs associated with the redemption of the Class C preferred stock in 2006 and the Class B preferred stock in 2005. For more information, see Note 8.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Property and Equipment

Property and equipment consists of the following as of:

	June 16, 2006	December 31, 2005
	(in millions)
Land and land improvements	$1,196	$864
Buildings and leasehold improvements	10,613	8,163
Furniture and equipment	1,413	1,176
Construction in progress	186	179

	13,408	10,382
Less accumulated depreciation and amortization	(3,080)	(2,948)

	$10,328	$7,434

6.	Investment in Affiliates

In connection with the Starwood acquisition, we entered into an Agreement of Limited Partnership on March 24, 2006, forming a joint venture in The Netherlands with Stichting Pensioenfonds ABP, the Dutch pension fund (“ABP”), and Jasmine Hotels Pte Ltd, a subsidiary of GIC Real Estate Pte Ltd (“GIC RE”), the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (GIC). The purpose of the joint venture is the acquisition and ownership of hotels located in Europe.

The joint venture has total assets of approximately €535 million, and total capital of approximately €185 million, of which approximately €57 million, or $72 million, was contributed by us in the form of cash and through the contribution of the Sheraton Warsaw Hotel & Towers in Warsaw, Poland, which we acquired on April 10, 2006. Through newly-formed Dutch BVs (private companies with limited liability), Host LP is a limited partner (together with ABP and GIC RE, the “Limited Partners”) and serves as the general partner. The percentage interests of the parties are 19.9% for ABP, 48% for GIC RE and 32.1% for Host LP (including its limited and general partner interests).

In addition to our contribution of the Sheraton Warsaw Hotel & Towers, the joint venture acquired from Starwood the following four hotels: the Sheraton Roma Hotel & Conference Center, Rome, Italy; The Westin Palace, Madrid, Spain; the Sheraton Skyline Hotel & Conference Centre, Hayes, United Kingdom; and The Westin Palace, Milan, Italy, on May 3, 2006. The joint venture subsequently acquired The Westin Europa & Regina, Venice, Italy, on June 13, 2006.

On July 21, 2006, the joint venture signed a definitive agreement to purchase the Hotel Arts Barcelona for approximately €417 million, including the assumption of approximately €280 million of mortgage debt with an interest rate under 5%. The 483-room Ritz-Carlton managed hotel is located on the Mediterranean Sea in Barcelona, Spain. The sale is expected to close in the third quarter of 2006, subject to customary closing conditions. The joint venture agreement was amended to increase the overall investment commitment levels from the partners to accommodate this acquisition.

The partners are contemplating entering into an agreement to further expand the joint venture, which would be subject to antitrust clearance. In the event that such approval is obtained, the partners would increase the aggregate size of the joint venture to approximately €533 million of equity (of which approximately €171 million would be contributed by Host LP) and, after giving effect to indebtedness the joint venture would be expected to incur, aggregate funds available for investment are expected to be approximately €1.5 billion. In connection with the expanded joint venture, subject to certain exceptions, the partners would agree that they would not make

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

investments that are consistent with the joint venture’s investment parameters for a period of two years (three years in the case of Host) outside of the joint venture, or until at least 90% of the joint venture’s committed capital is called or reserved for use prior to such date.

Pursuant to the agreements, distributions to partners will be made on a pro-rata basis (based on their limited partnership interests) until certain return thresholds are met. As those thresholds are met, our general partnership interest will receive an increasing percentage of the distributions. An affiliate of Host LP has entered into an asset management agreement with the joint venture to provide asset management services in return for a quarterly asset management fee. Host LP or its affiliates will be responsible for paying certain expenses related to asset management, including all salaries and employee benefits of employees and related overhead, including rent, utilities, office equipment, necessary administrative and clerical functions and other similar overhead expenses. The initial term of the joint venture is ten years subject to two one-year extensions with partner approval. Due to the ownership structure of the joint venture described above and the non-Host limited partners’ rights to cause the dissolution and liquidation of the joint venture at any time, the joint venture is not consolidated in our financial statements.

7.	Debt

On April 4, 2006, we issued $800 million of 6 3/4% Series P senior notes and received net proceeds of approximately $787 million. The Series P senior notes mature on June 1, 2016 and are equal in right of payment with all of our other senior indebtedness. Interest is payable semiannually in arrears on June 1 and December 1, beginning on December 1, 2006. A portion of the proceeds from the offering was used for the Starwood acquisition. During the second quarter, we used the remaining proceeds to redeem the remaining $136 million of our 7 7/8% Series B senior notes and related prepayment premiums and to redeem the $150 million 10% Class C preferred stock and accrued dividends.

On April 5, 2006, we redeemed the remaining $2 million of outstanding Convertible Subordinated Debentures held by third parties for cash.

On April 10, 2006, we assumed $77 million of mortgage debt related to two hotels acquired in the Starwood transaction. The debt had a fair value of $86 million on April 10, 2006.

On June 1, 2006, we repaid the $84 million mortgage debt on the Boston Marriott Copley Place.

8.	Preferred Stock Redemption

On May 19, 2006, we redeemed, at par, all 5,980,000 shares of our 10% Class C Cumulative Preferred stock, or Class C preferred stock, for approximately $151 million, including accrued dividends. The fair value of our Class C preferred stock (which is equal to the redemption price) exceeded the carrying value of the preferred stock by approximately $6 million. The $6 million represents the original issuance costs. Accordingly, this amount has been reflected in the determination of net income available to common stockholders for the purpose of calculating our basic and diluted earnings per share.

9.	Dividends

On June 15, 2006, our Board of Directors declared a cash dividend of $0.17 per share on our common stock. The dividend was paid on July 17, 2006 to stockholders of record as of June 30, 2006.

Additionally, on June 15, 2006, our Board of Directors declared a quarterly cash dividend of $0.5546875 per share on our Class E preferred stock. The dividend was paid on July 17, 2006 to preferred stockholders of record as of June 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of June 16, 2006, our foreign operations consist of four properties located in Canada, two properties located in Chile and one property located in Mexico. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
	(in millions)
United States	$1,175	$930	$1,999	$1,699
Canada	27	23	47	40
Chile	3	—	3	—
Mexico	7	5	11	9

Total revenue	$1,212	$958	$2,060	$1,748

11.	Comprehensive Income

Our other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to our distribution agreement with HM Services.

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
	(in millions)
Net income	$330	$91	$502	$97
Other comprehensive income	6	(1)	6	—

Comprehensive income	$336	$90	$508	$97

12.	Dispositions

Dispositions.    We sold four hotels during the first quarter of 2006 and one hotel during the second quarter of 2006 for total net proceeds of approximately $676 million. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
	(in millions)
Revenues	$4	$34	$18	$63
Income before taxes	1	6	2	10
Gain on dispositions, net of tax	232	—	385	12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13.	Starwood Acquisition

On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood Hotels & Resorts Worldwide, Inc., or Starwood, through a series of transactions, including the merger of Starwood Hotels & Resorts, a Maryland real estate investment trust, or Starwood Trust, with and into a subsidiary of Host, the acquisition of the capital stock of Sheraton Holding Corporation and the acquisition of four domestic hotels in a purchase structured to allow Host’s subsidiaries to complete like-kind exchange transactions for federal income tax purposes. These transactions were completed pursuant to the Master Agreement and Plan of Merger, dated as of November 14, 2005, and amended as of March 24, 2006, (the “Master Agreement”) among Host, Host LP, Starwood, Starwood Trust and certain of their respective affiliates. A joint venture in Europe, in which we own a 32.1% general and limited partner interest, acquired four European hotels on May 3, 2006 and one European hotel on June 13, 2006. We contributed the Sheraton Warsaw Hotel & Towers, which we acquired in the Starwood transaction on April 10, 2006, and cash to the joint venture on May 2, 2006. For more information on the joint venture, see Note 6. Starwood and Host have agreed that Starwood will retain the two Fijian hotels included in the Merger Agreement. The contract purchase price of these assets totaled $129 million, including $31 million of debt.

For the 28 hotels included in the initial closing, the total consideration paid by Host to Starwood and its shareholders included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the cash payment of approximately $727 million. An exchange price of Host common stock of $16.97 per share was calculated based on guidance set forth in Emerging Issues Task Force Issue No. 99-12, as the average of the closing prices of Host common stock during the range of trading days from two days before and after the November 14, 2005 announcement date.

The purchase price of the acquired assets and liabilities has been initially recorded based on our estimates of fair value. Property and equipment has been recorded on a stepped-up basis from historical costs and the fair value of assumed debt has been based on expected future debt service payments discounted at risk-adjusted rates. Other assets and liabilities are recorded at historical costs, which is believed to be equivalent to fair value. While the purchase price has been allocated among individual hotels, we are still in the process of evaluating the fair value of the allocation of the purchase price among each individual hotel’s assets and liabilities, including land, property and equipment items, other assets and liabilities, and assumed agreements, including ground and retail space leases and other intangible assets. We are in the process of obtaining third-party valuations of certain assets and we expect to finalize the allocations by the end of the year. Accordingly, the purchase price allocations may be subject to refinement. The operating results of each of the consolidated acquired hotels are included in our statement of operations from the date acquired.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Starwood transaction, less the Sheraton Warsaw Hotel & Towers, which was contributed to the European joint venture on May 2, 2006 (in millions):

Property and equipment, net	$3,055
Other assets	8

Total assets	3,063
Debt(a)	(326)
Other liabilities	(18)

Net assets acquired	$2,719

(a)	For purposes of the preparation of the Starwood transaction assets and liabilities and the pro forma income statement below, we assumed that $240 million of the proceeds from the issuance of the Series P senior notes (see Note 7) were used to fund a portion of the acquisition. In addition, we assumed $77 million of mortgage debt with a fair value of $86 million in the transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming the Starwood acquisition occurred on January 1, 2005, are as follows (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Revenues	$1,321	$1,193	$2,308	$2,108
Income from continuing operations	111	109	120	86
Net income	344	114	507	108
Net income available to common shareholders	334	103	491	89
Basic earnings per common share:
Continuing operations	$.19	$.20	$.20	$.14
Discontinued operations	.45	.01	.75	.04

Basic earnings per common share	$.64	$.21	$.95	$.18

Diluted earnings per common share:
Continuing operations	$.18	$.19	$.20	$.14
Discontinued operations	.42	.01	.75	.04

Diluted earnings per common share	$.60	$.20	$.95	$.18

14.	Acquisitions

On May 17, 2006, we signed a definitive agreement to purchase The Westin Kierland Resort & Spa in Scottsdale, Arizona for approximately $393 million, which includes the assumption of $135 million of mortgage debt with an interest rate of approximately 5.08%. The 732-room resort includes a 27-hole golf course and a full-service spa. The sale is subject to customary closing conditions and is expected to close during the third quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. (formerly, Host Marriott Corporation), is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P. (formerly, Host Marriott, L.P.), a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds 96% of the partnership interests on July 17, 2006. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

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

Recent Events

On May 17, 2006, we signed a definitive agreement to purchase The Westin Kierland Resort & Spa in Scottsdale, Arizona for approximately $393 million, which includes the assumption of $135 million of mortgage debt with an interest rate of approximately 5.08%. The 732-room resort, which opened in November 2002, is situated on 252 acres of fee simple property, including approximately five acres of undeveloped land, and includes a 27-hole golf course and a full-service spa. The sale is expected to close during the third quarter of 2006, subject to customary closing conditions.

Currently, we have $3.7 billion of senior notes outstanding and $100 million of preferred stock that are rated by Standard & Poor’s and Moody’s Investors Service. On June 23, 2006, Standard & Poor’s upgraded our senior note debt from a BB- rating to a BB rating. Currently, Standard & Poor’s has a B rating on our preferred stock. Moody’s current rating on our senior debt is Ba2 and the rating on our preferred stock is B1.

On July 21, 2006, the joint venture signed a definitive agreement to purchase the Hotel Arts Barcelona for approximately €417 million, including the assumption of approximately €280 million of mortgage debt with an interest rate of under 5%. The 483-room Ritz-Carlton managed hotel is located on the Mediterranean Sea in Barcelona, Spain. The sale is expected to close in the third quarter of 2006, subject to customary closing conditions. The joint venture agreement was amended to increase the overall investment commitment levels for the partners to accommodate this acquisition.

Starwood Acquisition

On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood Hotels & Resorts Worldwide, Inc., or Starwood, for total consideration of approximately $3.1 billion. Total consideration included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the net payment of approximately $727 million in cash. These transactions were completed pursuant to the Master Agreement and Plan of Merger, dated as of November 14, 2005, and amended as of March 24, 2006, (the “Master Agreement”) among Host, Starwood and certain of their respective affiliates. In connection with the Starwood acquisition, we entered into an Agreement of Limited Partnership, forming a joint venture (the “European joint venture”), in which we own a 32.1% general and limited partner interest, in The Netherlands with Stichting Pensioenfonds ABP, the Dutch pension fund (“ABP”), and Jasmine Hotels Pte Ltd, a subsidiary of GIC Real Estate Pte Ltd (“GIC RE”), the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (GIC). Currently, the joint venture has total assets of approximately €535 million, and total capital of approximately €185 million, of which approximately €57 million, or $72 million, was contributed by us in cash and through the contribution of the Sheraton Warsaw Hotel & Towers on May 2, 2006, which we acquired on April 10, 2006. The European joint venture acquired four hotels, from Starwood, on May 3, 2006, and one hotel on June 13, 2006. For more information on the acquisition and the European joint venture, see Notes 6 and 13 to the financial statements. Starwood and Host have agreed that Starwood will retain the two Fijian hotels included in the Merger Agreement. The contract purchase price of these assets totaled $129 million, including $31 million of debt. The cash designated for the acquisition of the Fijian assets will be used for general corporate purposes.

Overview

As of July 15, 2006, we own 129 full-service hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business, see our most recent Annual Report on Form 10-K.

We believe lodging demand will continue to grow through the remainder of 2006, which should allow our managers to continue to increase room rates at our hotels, while maintaining or slightly increasing occupancy levels. In the second quarter of 2006, RevPAR for our comparable hotels increased 9.7% over the same period last year. Based on a June 30 calendar quarter end, our comparable hotel RevPAR increased 9% over the second calendar quarter of 2005 and increased 8.9% over the first six months of 2005. See discussion of our Reporting Periods in our most recent annual report on Form 10-K. For the 27 hotels acquired from Starwood that we consolidate, RevPAR increased 13% for the second quarter of 2006 compared to the second quarter of 2005, which includes periods prior to our ownership. RevPAR is defined as the product of the average of the daily room rates charged and the average daily occupancy achieved and is generally considered a key performance indicator for hotels. Improvements in RevPAR at our comparable hotels for the second quarter of 2006 were driven by an 8.9% increase in average room rate, while occupancy increased slightly by .6 percentage points. This is a result of a number of positive trends such as strong United States GDP growth, growth in business investment and corporate profits, low supply growth of new luxury and upper upscale hotels, particularly in the markets for our comparable hotels, and strengthening in group and transient demand. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 8.5% to 10% for full year 2006 and 9% to 10% for the third quarter of 2006.

Although strong industry performance has begun to increase the pace of new hotel construction, the majority of new projects are concentrated in the limited service segments and outside of major urban markets. Lodging Econometrics’ most recent Supply Side Forecast indicates gross supply increases for the entire U.S. lodging industry of 1.9%, 2.6% and 2.8% for 2006, 2007 and 2008, respectively. Despite the increasing growth rates, projects currently under construction remain 40% below the peak experienced in 1998. Supply growth in the industry has also been adversely affected by the recent increase in the anticipated costs of construction and renovation projects. These increases have been primarily driven by the strong demand for construction labor and higher prices for steel, energy and other commodities. We believe, based on a review of forecast supply growth in the specific geographic markets where we have hotels, that the supply growth of hotels potentially competitive with our hotels will be meaningfully lower than the industry-wide growth as forecasted by Lodging Econometrics.

The performance of our portfolio is also significantly affected by: the property type, which includes urban, resort, airport and suburban hotels; the property size and composition; as well as specific competitive factors in the individual markets in which the properties operate. For example, while some of our larger properties in certain markets such as Orlando and Boston had lagged the portfolio for several quarters, we saw significant improvements in the operations of these hotels beginning in the second quarter of 2006 as their respective markets have strengthened. We are continuing our capital expenditure plan at many of our properties, which we believe will enhance their competitive market position and improve their operating performance. We expect increasing demand to continue to improve operations at our hotels as markets strengthen, which should positively affect margin and RevPAR growth.

We assess profitability by measuring changes in our operating margins, which are calculated as operating profit as a percentage of total revenues. Operating margins continued to improve during the second quarter, as average room rate increases at our hotels exceeded the rate of inflation, which is a trend we expect to continue. Operating margins continue to be affected, however, by certain costs, primarily insurance, wages, benefits and utilities, which increased at a rate greater than inflation, a trend that we expect to continue in the near term. Labor costs will likely be affected by union negotiations being held in various cities with the operators of our properties. The outcome of these negotiations is difficult to predict, though we anticipate some increase in costs. As a result of the large-scale devastation due to hurricanes in 2005, we expect insurance costs, which reflect approximately 1% of our expenses, to increase approximately 40% for the full year. We expect utility costs, which represent approximately 5% of our expenses, to increase by approximately 10% in 2006.

Operating margins are also affected by our food and beverage operations, which historically represent approximately 30% of our revenues. During the second quarter, there was significant growth in food and beverage revenue at our comparable hotels of 7.7%, with a food and beverage margin increase of 2.4 percentage points. As the economy continues to grow, we expect food and beverage revenue to continue to increase, in particular catering revenue, which should result in continued growth in our operating margins.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past two years, we have acquired luxury and upper upscale properties in urban and resort/convention destinations, where further large-scale lodging development typically is limited, and have generally disposed of individual assets in suburban and secondary markets. The assets we have acquired have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, these assets should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per room replacement cost of our portfolio. In addition to the recycling of assets, we may also dispose of core assets when we have the opportunity to capitalize on the inherent real estate value of our properties and apply the proceeds to other business objectives. Examples of these types of dispositions are the sale of the Swissôtel, The Drake, New York and the Fort Lauderdale Marina Marriott for a total of approximately $586 million in 2006, where we were able to sell the properties at a significant gain of $346 million. We used the proceeds from these dispositions to finance a portion of the Starwood acquisition.

We also expect to see improvements in the operations of our hotels as we complete the significant repositioning/return on investment projects within our existing portfolio. Thus far during 2006, we have spent approximately $110 million on these types of projects, and we expect to spend a total of $245 million to $255 million on these projects for the full year 2006. These projects have historically generated strong returns and, over the next several years, we expect to spend several hundred million dollars on such investments.

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

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 16, 2006	June 17, 2005	% Increase (Decrease)
Revenues
Total hotel sales	$1,186	$933	27.1%
Operating costs and expenses:
Property-level costs(1)	958	781	22.7
Corporate and other expenses	21	14	50.0
Operating profit	233	163	42.9
Interest expense	107	114	(6.1)
Minority interest expense	16	8	N/M
Income from discontinued operations	233	6	N/M
Net income	330	91	N/M
Comparable hotel operating statistics:
RevPAR	$145.52	$132.62	9.7%
Average room rate	$189.37	$173.94	8.9%
Average occupancy	76.8%	76.2%	0.6	pts.

	Year-to-date ended
	June 16, 2006	June 17, 2005	% Increase (Decrease)
Revenues
Total hotel sales	$2,005	$1,694	18.4%
Operating costs and expenses:
Property-level costs(1)	1,670	1,462	14.2
Corporate and other expenses	41	28	46.4
Operating profit	349	258	35.3
Interest expense	198	223	(11.2)
Minority interest expense	29	12	N/M
Income from discontinued operations	387	22	N/M
Net income	502	97	N/M
Comparable hotel operating statistics:
RevPAR	$137.22	$126.20	8.7%
Average room rate	$185.36	$171.13	8.3%
Average occupancy	74.0%	73.7%	0.3	pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses.
(2)	N/M=Not meaningful

2006 Compared to 2005

Hotel Sales Overview.    Hotel sales increased $253 million, or 27.1%, to $1.2 billion for the second quarter of 2006 and increased $311 million, or 18.4%, to $2.0 billion year-to-date. Second quarter and year-to-date 2006 hotel sales include $154 million of sales from the hotels purchased on April 10, 2006 in the Starwood transaction. Also, hotel sales include approximately $22 million and $31 million for the second quarter and year-to-date 2006, respectively, of sales from a hotel acquired in September 2005 and exclude sales for the properties we sold in 2006. Sales for properties sold in 2006 or 2005 have been reclassified as discontinued operations on our condensed consolidated statements of operations. See “Discontinued Operations” below.

We discuss operating results for our full-service hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired (including the Starwood portfolio) or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of June 16, 2006, 97 of our 129 full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications. We also discuss the sales results of our hotels considering the mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 8.3% to $988 million, for the quarter and 7.9% to $1.8 billion year-to-date compared to last year. The growth in revenue reflects the increase in comparable RevPAR of 9.7% for the second quarter of 2006, as a result of an increase in average room rates of 8.9%, and an increase in occupancy of 0.6 percentage points. The year-to-date revenue growth reflects the increase in comparable RevPAR of 8.7%, as a result of an increase in average room rates of 8.3% and an increase in occupancy of 0.3 percentage points. Food and beverage revenues for our comparable hotels increased 7.7% for the quarter and 7.6% year-to-date, primarily due to an increase in catering and outlet revenues.

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

Demand remained strong in the second quarter of 2006, enabling our operators to significantly increase average daily room rates, particularly in the premium and corporate transient segments. For our Marriott, Ritz-Carlton and newly acquired Starwood hotels, transient average room rate increased approximately 10% for both quarter and year-to-date, respectively, driven by the increase in the corporate average daily rates and a shift in business to our higher-rated premium segment.

Total group room revenue for our Marriott, Ritz-Carlton and newly acquired Starwood hotels was up approximately 9% for the quarter and 6% year-to-date compared to last year, and average room rate increased approximately 7% and 6% for the quarter and year-to-date, respectively. We expect continued improvements in group booking pace for the remainder of the year as room nights are expected to increase. In addition, a significant percentage of our 2006 group business was booked in prior years when average room rates were lower. We expect that average group rates will increase in future periods as a greater percentage of business will consist of higher-rated groups that were booked in more recent periods.

Comparable Hotel Sales by Property Type.    For the second quarter of 2006, revenues increased significantly across all of our hotel property types. Our resort/convention hotels had the strongest quarter with RevPAR growth of 10.8%, led by 19% RevPAR growth at the 2000-room Orlando World Center Marriott.

Year-to-date, RevPAR has increased 7.4% at our resort/convention hotels. Our suburban hotels also had a strong quarter as comparable hotel RevPAR increased 9.5% and 10.4% for the second quarter and year-to-date, respectively, which reflected an average room rate increase of 8.2% and 9.0% for the quarter and year-to-date, respectively. Our urban hotels performed well thus far in 2006, with comparable hotel RevPAR growth of 9.5% to $159.81 and 8.8% to $147.86 for the quarter and year-to-date, respectively. The significant increase in comparable hotel RevPAR at our urban properties was primarily driven by the increases in average room rate of 8.9% and 8.3% for the quarter and year-to-date, respectively while average occupancy improved by 0.5 and 0.4 percentage points for the quarter and year-to-date, respectively. Our airport hotels experienced comparable hotel RevPAR increases of 8.9% and 8.6% for the quarter and year-to-date, respectively, which reflected an average room rate increase of 10.7% and 10.4% for the quarter and year-to-date, respectively.

Comparable Hotel Sales by Geographic Region.    During the second quarter, the majority of our geographic regions experienced strong growth in comparable hotel RevPAR with the New England, Atlanta, Mountain, International, North Central and Florida regions all experiencing double-digit comparable hotel RevPAR growth. Year-to-date, comparable hotel RevPAR increased in all of our geographic regions.

Our New England region was the top performing region for the quarter with a comparable hotel RevPAR increase of 26.2% during the quarter and 21.2% year-to-date. The growth in the region was primarily attributable to the strength in the downtown Boston area, where comparable hotel RevPAR increased 27.3% for the quarter and 22.5% year-to-date due to very strong group and transient demand.

Comparable hotel RevPAR for our Atlanta region increased 21.7% for the quarter and 19.2% year-to-date. The region has benefited from strong city-wide and in-house group demand, as occupancy increased 5.7 percentage points and 4.8 percentage points for the quarter and year-to-date, respectively.

The North Central region of our portfolio experienced increases in comparable hotel RevPAR of 15.0% for the quarter and 17.3% year-to-date as the average room rate increased 7.6% and 6.8%, respectively, and the average occupancy increased 4.8 and 6.3 percentage points, respectively. The improvement was the result of increased group demand at our six hotels in our Chicago market, which are benefiting from a 50% increase in city-wide events in 2006.

Our Florida region improved significantly in the second quarter, as strong group bookings and improved transient demand at several of our resorts generated RevPAR growth of 10.5% for the quarter and 6.9% year to date. In particular, RevPAR at our Orlando World Center hotel increased by 19.0% for the quarter as a result of strong group bookings.

Comparable hotel RevPAR for our Mid-Atlantic region increased 9.2% for the quarter and 9.3% year-to-date, which was driven by comparable hotel RevPAR growth of 12.6% and 13.7% for the quarter and year-to-date, respectively, at our New York City hotels. This was slightly offset by the performance of our Philadelphia hotels, where RevPAR grew just 4% for the quarter and 4.2% year-to-date.

Our DC Metro region experienced moderate comparable hotel RevPAR growth for the quarter and year-to-date of 5.6% and 1.0%, respectively. The year-to-date results have been negatively affected by the renovations at the JW Marriott, Washington, D.C., which had a significant number of rooms out of service for the first quarter and second quarter of 2006, as well as a reduction in group business compared to the same period in 2005, which included the effect of the Presidential inauguration.

Our Pacific region had a comparable hotel RevPAR increase of 4.1% for the quarter and 5.9% year-to-date. The region was led by our Hawaii market, where comparable hotel RevPAR increased 12.8% for the quarter and 11.7% year-to-date. This was offset by a RevPAR decline of 2.9% for the quarter in the San Diego market, due to reduced group activity, and a RevPAR increase of just 1.9% for the quarter in the San Francisco market.

Our Mountain region experienced a comparable hotel RevPAR increase of 13.4% for the quarter and 11.2% year-to-date. The region was led by our Denver market, which experienced an increase in comparable hotel RevPAR of 18.0% for the quarter and 12.2% year-to-date.

Comparable hotel RevPAR in our South Central region grew by 3.1% for the quarter and 6.2% year-to-date, driven primarily by strong increases in occupancy and average room rate at our three properties in Houston.

Comparable hotel RevPAR for our international properties increased 19.1% for the quarter and 15.8% year-to-date. Our four Canadian properties, three of which are in Toronto, experienced an increase in comparable hotel RevPAR of 20.6% for the quarter and 16.3% year-to-date.

Property-level Operating Costs.    Property-level operating costs and expenses increased $177 million, or 22.7% from the second quarter of 2005 and increased $208 million, or 14.2%, year-to-date. During the second quarter and year-to-date 2006, property-level operating costs include $120 million related to the operations of the hotels acquired in the Starwood transaction. Property-level operating costs and expenses exclude the costs for hotels we have sold, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs at our comparable hotels increased 12.4% and 14.3% for the quarter and year-to-date, respectively, primarily due to increases in oil and gas prices. We expect operating costs to continue to increase during the remainder of 2006 as a result of variable costs increasing with occupancy increases, and certain costs increasing at a rate above inflation, particularly wages and benefits, utilities, insurance and real estate taxes.

Corporate and Other Expenses.    Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses increased by $7 million, or 50%, for the second quarter and $13 million, or 46.4%, year-to-date due to an increase in compensation expense based on the strong performance of our stock price and an increase in overall staffing levels. Additionally, we had non-recurring costs associated with the Starwood transaction and other transactions of $3 million and $5 million for the second quarter and year-to-date of 2006, respectively.

Interest Income.    Interest income increased $4 million for the second quarter and $2 million year-to-date due to an increase in our cash balance and an increase in the interest rate earned on the balance.

Interest Expense.    Interest expense decreased $7 million for the second quarter and $25 million year-to-date as a result of call premiums and the acceleration of deferred financing costs and original issue discounts associated with debt prepayments totaling $18 million and $30 million for the second quarter and year-to-date 2005, compared to only $3 million for the second quarter and year-to-date 2006, respectively. In addition, interest expense for the second quarter and year-to-date 2006, includes approximately $5 million of non-recurring bridge loan fees and expenses related to the Starwood acquisition. The decline in prepayment premiums during the second quarter of 2006 was partially offset by the interest expense incurred due to the issuance of $800 million of 6 3/4% Series P senior notes on April 4, 2006 and by increasing interest rates for our variable rate debt, which represents approximately 14% of our total debt balance.

Minority Interest Expense.    As of June 16, 2006, we held approximately 96% of the partnership interests in Host LP. The increase in our minority interest expense for 2006 is primarily due to the increase in the net income of Host LP and includes the increase in the net income for certain of our other majority consolidated partnerships.

Equity in Earnings (Losses) of Affiliates.    Equity in earnings (losses) of affiliates decreased by $9 million for the second quarter and $4 million year-to-date primarily due to the $7 million loss recorded from our European joint venture in the second quarter of 2006.

Discontinued Operations.    Discontinued operations for 2006 consist of five sold hotels and discontinued operations for 2005 consist of 10 sold hotels. Discontinued operations represent results of operations and the gain or loss on the disposition of the hotels. For year-to-date 2006 and 2005, revenues for these properties were $18 million and $63 million, respectively, and income before taxes was $2 million and $10 million, respectively. For the second quarter of 2006 and 2005, revenues for these properties were $4 million and $34 million, respectively, and income before taxes was $1 million and $6 million, respectively. We recognized a gain, net of tax, of approximately $385 million and $12 million for year-to-date 2006 and 2005, respectively, on the disposition of these hotels.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 129 full-service hotels that we owned on June 16, 2006, 97 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 16, 2006 are excluded from comparable hotel results for these periods:

•	Newport Beach Marriott Hotel & Spa (major renovation started in July 2004);

•	Mountain Shadows Resort and Golf Club (closed hotel to be sold pending completion of significant contingencies, which have not been resolved as of June 16, 2006);

•	Atlanta Marriott Marquis (major renovation started in August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005);

•	Hyatt Regency Washington on Capitol Hill, Washington, D.C. (acquired in September 2005); and

•	the 27 consolidated hotels that we acquired from Starwood on April 10, 2006.

In addition, the operating results of the ten hotels we disposed of during either 2006 or 2005 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research. For further discussion of our geographic regions and property types see our most recent Annual Report on Form 10-K. The following tables set forth performance information for our comparable full-service hotels by geographic region for the periods presented.

Comparable by Region(a)

	As of June 16, 2006		Quarter ended June 16, 2006			Quarter ended June 17, 2005
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	21	11,485	$203.38	76.1%	$154.73	$190.57	78.0%	$148.62	4.1%
Florida	10	6,448	212.47	75.5	160.44	195.04	74.5	145.26	10.5
Mid-Atlantic	8	5,865	225.27	82.3	185.39	203.08	83.6	169.74	9.2
DC Metro	13	5,335	192.50	81.7	157.20	176.71	84.3	148.91	5.6
North Central	13	5,130	149.35	75.3	112.50	138.82	70.5	97.82	15.0
South Central	7	4,126	149.95	73.4	110.07	137.55	77.7	106.81	3.1
Atlanta	8	3,069	193.10	74.3	143.48	171.74	68.6	117.86	21.7
New England	6	3,032	177.97	83.0	147.74	161.94	72.3	117.09	26.2
Mountain	6	2,210	138.79	65.3	90.63	124.32	64.3	79.91	13.4
International	5	1,953	154.33	75.3	116.23	133.48	73.1	97.63	19.1

All Regions	97	48,653	189.37	76.8	145.52	173.94	76.2	132.62	9.7

	As of June 16, 2006		Year-to-date ended June 16, 2006			Year-to-date ended June 17, 2005
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	21	11,485	$200.20	74.9%	$149.93	$185.51	76.3%	$141.59	5.9%
Florida	10	6,448	217.17	76.6	166.34	200.49	77.6	155.61	6.9
Mid-Atlantic	8	5,865	215.34	77.7	167.22	194.59	78.6	152.92	9.3
DC Metro	13	5,335	187.86	73.1	137.38	174.42	78.0	136.08	1.0
North Central	13	5,130	139.78	70.3	98.30	130.86	64.0	83.81	17.3
South Central	7	4,126	146.53	74.7	109.45	135.75	75.9	103.06	6.2
Atlanta	8	3,069	188.64	73.5	138.75	169.57	68.7	116.42	19.2
New England	6	3,032	163.60	74.0	121.02	151.22	66.0	99.87	21.2
Mountain	6	2,210	147.50	64.3	94.81	134.27	63.5	85.29	11.2
International	5	1,953	148.51	71.9	106.78	129.74	71.1	92.25	15.8

All Regions	97	48,653	185.36	74.0	137.22	171.13	73.7	126.20	8.7

Comparable by Property Type(a)

	As of June 16, 2006		Quarter ended June 16, 2006			Quarter ended June 17, 2005
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	40	23,124	$198.86	80.4%	$159.81	$182.54	79.9%	$145.89	9.5%
Suburban	30	11,363	147.04	70.1	103.13	135.88	69.3	94.19	9.5
Airport	16	7,328	135.60	75.2	101.91	122.47	76.4	93.58	8.9
Resort/ Convention	11	6,838	272.70	77.8	212.19	254.71	75.2	191.43	10.8

All Types	97	48,653	189.37	76.8	145.52	173.94	76.2	132.62	9.7

	As of June 16, 2006		Year-to-date ended June 16, 2006			Year-to-date ended June 17, 2005
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	40	23,124	$192.83	76.7%	$147.86	$178.06	76.3%	$135.90	8.8%
Suburban	30	11,363	145.88	67.7	98.76	133.83	66.8	89.43	10.4
Airport	16	7,328	136.05	73.5	100.06	123.25	74.7	92.12	8.6
Resort/ Convention	11	6,838	271.08	76.2	206.48	254.55	75.6	192.34	7.4

All Types	97	48,653	185.36	74.0	137.22	171.13	73.7	126.20	8.7

(a)	The reporting period for our comparable operating statistics for the second quarter of 2006 is from March 25, 2006 to June 16, 2006 and for the second quarter of 2005 from March 26, 2005 to June 17, 2005. The reporting period for year-to-date 2006 is from December 31, 2005 to June 16, 2006 and for year-to-date 2005 is from January 1, 2005 to June 17, 2005. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10-K.

The following statistics are for all of our full-service properties as of June 16, 2006 and June 17, 2005, respectively. The operating statistics include the results of operations prior to their disposition for hotels we have sold.

All Full-Service Properties

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Average Room Rate	$186.66	$172.03	$183.49	$169.17
Average Occupancy	76.3%	75.5%	73.8%	73.3%
RevPAR	$142.51	$129.95	$135.42	$123.96

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

Cash Balances.    As of June 16, 2006, we had $524 million of cash and cash equivalents, which was an increase of $340 million from December 31, 2005. The increase is primarily attributable to the issuance of our

6 3/4% Series P senior notes on April 4, 2006. We expect to use approximately $260 million of our cash balance to purchase the Westin Kierland Resort & Spa in the third quarter and approximately $60 million to invest in the European joint venture for its purchase of the Hotel Arts Barcelona. Currently, our cash balance is in excess of the $100 million to $125 million range that management believes is appropriate given the current operating environment and the flexibility and capacity provided by our credit facility. In addition to the purchase of The Westin Kierland Resort & Spa and the investment in the European joint venture, we expect to lower our cash balances to within the $100 million to $125 million range over the next few quarters through additional investments in our existing portfolio, debt repayments and acquisitions.

As of June 16, 2006, we also had $102 million of cash that was restricted as a result of lender requirements. The restricted cash balances do not have a significant effect on our liquidity. We have approximately $88 million of debt that will mature prior to 2007, which can be extended for two one-year terms if certain conditions are met. We also have scheduled principal repayments totaling approximately $29 million for the remainder of 2006. We believe we have sufficient cash, or availability under our line of credit, to deal with our near-term maturities, as well as any unexpected decline in the cash flow from our business. Currently, we have the full amount of $575 million available under our credit facility.

Debt Repayments and Refinancings.    Reducing our interest coverage and leverage ratios remains a key management priority. During the first half of 2006, we issued $800 million of 6 3/4% Series P senior notes and assumed or issued additional mortgage debt with a fair value of $202 million. We used the proceeds from the senior notes issuance to redeem or prepay $136 million of 7 7/8% Series B senior notes and related prepayment premiums, $84 million of 8.39% mortgage debt and approximately $150 million of 10% Class C preferred stock and accrued dividends. Additionally, we converted or redeemed the $387 million remaining balance of the Convertible Subordinated Debentures. The remaining proceeds of the senior note and mortgage debt issuances were used for asset acquisitions and general corporate purposes. While the net effect of these transactions resulted in a net increase in our debt balances of approximately $395 million, we have increased our stockholders’ equity balance by approximately $2.8 billion during the year, primarily through the issuance of common stock as part of the acquisition of the Starwood portfolio. Overall, we have significantly improved our interest coverage and leverage ratios during the year.

We may continue to redeem or refinance senior notes and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO, per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Specifically, interest expense includes $3 million for year-to-date 2006 and $30 million for year-to-date 2005 for call premiums and acceleration of deferred financing costs and original issue discounts associated with debt prepayments.

Capital Expenditures.    During the first half of 2006, our renewal and replacement capital expenditures were approximately $131 million. We expect total renewal and replacement capital expenditures for 2006 to be approximately $275 million to $285 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash.

In the first half of 2006, we spent approximately $110 million in repositioning/return on investment (ROI) projects. These projects include, for example, expanding ballroom, spa or conference facilities and major guest rooms repositionings. We expect to spend approximately $245 million to $255 million in 2006 on these investment projects. In addition, we expect to spend several hundred million on such investments over the next several years. For further discussion of these projects and capital expenditures, see our most recent Annual Report on Form 10-K.

Acquisitions.    On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood for total consideration of approximately $3.1 billion. Total consideration included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the net payment of approximately $727 million in cash. On May 17, 2006, we signed a definitive agreement to purchase The Westin Kierland Resort & Spa in Scottsdale, Arizona, for approximately $393 million, which includes the assumption of approximately $135 million of mortgage debt with an interest rate of approximately 5.08%. We remain interested in pursuing single asset and portfolio acquisitions, both domestically and abroad. We believe that there are, and will continue to be, opportunities to acquire assets that are consistent with our target profile of luxury and upper upscale properties in urban and resort/convention locations where further large scale lodging development is limited. Any acquisitions may be funded, in part, from our available cash, draws under our credit facility or other debt financing, proceeds from asset sales or through equity offerings by Host or the issuance of debt or OP units by Host LP. We may acquire properties through various structures, including through the European joint venture or through similar joint ventures with other partners. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations.    Our cash provided by operations for year-to-date 2006 increased $114 million to $287 million from $173 million for year-to-date 2005, due primarily to the increase in operating profit in 2006.

Cash Provided (Used in) by Investing Activities.    Approximately $314 million of cash was used in investing activities for the second quarter 2006. The primary use of cash in investing activities was the acquisition of the Starwood portfolio. For more information, see “Starwood Acquisition.” Activity for year-to-date 2006 included the sale of five properties in the first half of 2006 for net proceeds of approximately $676 million. Additionally, we increased our capital expenditures by $111 million to $241 million as part of our strategy to maximize the value of our existing portfolio.

The following table summarizes the significant investing activities that have been completed since the beginning of 2006 (in millions):

Transaction Date		Description of Transaction	(Investment)/ Sales Price
May/June	2006	Investment in European joint venture(1)	$(72)
April	2006	Purchase of 28 hotels from Starwood(2)	(3,070)
March	2006	Sale of Swissôtel The Drake, New York	440
January	2006	Sale of Chicago Marriott Suites Deerfield and Marriott at Research Triangle Park	55
January	2006	Sale of Fort Lauderdale Marina Marriott and Albany Marriott	204

(1)	Investment price includes the contribution of the Sheraton Warsaw Hotel & Towers on May 2, 2006, which was acquired from Starwood on April 10, 2006, and cash to the joint venture.
(2)	Investment price includes the assumption of $77 million of mortgage debt and the issuance of $2.27 billion of Host common stock (representing approximately 133.5 million shares of Host common stock) and excludes transaction expenses. The investment price includes $59 million for the Sheraton Warsaw Hotel & Towers, which was subsequently contributed to the joint venture on May 2, 2006.

In addition to the sale of five properties in the first half of 2006, we believe that dispositions for the remainder of 2006 will be approximately $200 million to $300 million. The net proceeds from any dispositions will be used to repay debt, fund acquisitions or repositioning/ROI projects or for general corporate purposes.

Cash Provided by Financing Activities.    Approximately $367 million of cash was provided by financing activities for the second quarter through the issuance of the 6 3/4% Series P senior notes for net proceeds of approximately $787 million, partially offset by the $136 million redemption of the remaining 7 7/8% Series B senior notes and the $150 million redemption of the 10% Class C preferred stock. See “Series P Senior Notes” for more information. Also, activities for year-to-date 2006 consisted of payment of dividends on our preferred and common stock of $111 million and scheduled principal repayments of $29 million. The following table summarizes the significant financing transactions (not including the conversion of Convertible Subordinated Debentures in the first quarter of 2006 or the issuance of approximately 133.5 million shares of Host common stock issued in the Starwood acquisition) since the beginning of 2006 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt
June	2006	Repayment of 8.39% mortgage on the Boston Marriott Copley Place	$(84)
May	2006	Redemption of remaining 7 7/8% Series B senior notes	(136)
April	2006	Assumption of mortgage debt from Starwood (fair value of $86 million)	77
April	2006	Redemption of outstanding Convertible Preferred Securities	(2)
March	2006	Proceeds from the issuance of 6 3/4% Series P senior notes	787
March	2006	Repayment of the credit facility	(20)
January	2006	Proceeds from the issuance of 5.195% Canadian mortgage loan	116

Equity
June	2006	Redemption of the 10% Class C preferred stock	(151)

Debt

As of June 16, 2006, our total debt was $5.7 billion. The weighted average interest rate of our debt was approximately 7.2% and the weighted average maturity was 5.8 years. Additionally, approximately 86% of our debt has a fixed rate of interest.

As of June 16, 2006 and December 31, 2005, our debt was comprised of (in millions):

	June 16, 2006	December 31, 2005
Series B senior notes, with a rate of 7 7/8% due August 2008	$—	$136
Series G senior notes, with a rate of 9 1/4% due October 2007(1)	234	236
Series I senior notes, with a rate of 9 1/2% due January 2007(2)	448	451
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	346	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series P senior notes , with a rate of 6 3/4% due June 2016	800	—
Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	494	493
Senior notes, with an average rate of 9.7%, maturing through 2012	13	13

Total senior notes	3,710	3,050
Mortgage debt (non-recourse) secured by $3.0 billion of real estate assets, with an average interest rate of 7.7% at June 16, 2006 and 7.8% at December 31, 2005 respectively	1,918	1,823
Credit facility	—	20
Convertible Subordinated Debentures, with a rate of 6 3/4% due December 2026	—	387
Other	88	90

Total debt	$5,716	$5,370

(1)	Includes the fair value of the interest rate swap agreements of $(8) million and $(6) million as of June 16, 2006 and December 31, 2005, respectively.
(2)	Includes the fair value of the interest rate swap agreement of $(2) million and $1 million as of June 16, 2006 and December 31, 2005, respectively.

Exchangeable Senior Debentures.    During 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures which currently are exchangeable into shares of Host’s common stock at a rate of 56.97 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $17.55 per share of our common stock. The exchange rate is adjusted for certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share for at least 20 of 30 trading days.

Series P Senior Notes.    On April 4, 2006, Host LP issued $800 million aggregate principal amount of senior notes bearing interest at a rate of 6 3/4% per year due in 2016. The notes pay interest semi-annually in arrears. The notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Under the terms of the senior notes indenture, the senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all subordinated obligations of Host LP subject to certain limitations set forth in the senior notes indenture. The senior notes are guaranteed by certain of our subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under the senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. As with our other senior notes, our ability to incur indebtedness and pay distributions is subject to restrictions and the satisfaction of various conditions. The senior notes indenture also imposes restrictions on customary matters, such as limitations on the capital expenditures, acquisitions, investments, and transactions with affiliates and the incurrence of liens.

At any time prior to June 1, 2011, the Series P senior notes will be redeemable at our option, in whole but not in part, for 100% of their principal amount, plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. Beginning June 1, 2011, Host LP may redeem, in whole or in part, the Series P senior notes at any time subject to the payment of a redemption price together with any accrued and unpaid interest to the applicable redemption date. The redemption price includes a call premium that varies (from 3.375% to 0%) depending on the year of redemption. In addition, prior to June 1, 2009, Host LP may also redeem up to 35% of the aggregate principal amount of the Series P senior notes at a redemption price equal to 106.75% of the principal amount thereof, together with any accrued and unpaid interest to the applicable redemption date, with the net cash proceeds of sales of equity securities by Host or Host LP.

On July 17, 2006, Host LP launched an offer to exchange all of its outstanding 6 3/4% Series P senior notes for 6 3/4% Series Q senior notes with substantially identical terms, except that the Series Q senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable. The exchange offer is scheduled to expire on August 15, 2006.

Mortgage Debt.    Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of June 16, 2006, we have 28 assets that are encumbered by mortgage debt. We have certain restrictive covenants on one loan, which we refer to as the CMBS loan, that is secured by mortgages on eight properties. These restrictive covenants require the mortgage servicer to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. We are currently above the specified operating levels. The remaining mortgage loans generally do not have restrictive covenants that require such escrows.

On April 10, 2006, as part of the Starwood transaction, we assumed $77 million of mortgage debt on The Westin Tabor Center and The Westin Indianapolis. The mortgage debt had a fair value of $86 million on the date of acquisition.

On June 1, 2006, we repaid the $84 million mortgage debt on the Boston Marriott Copley Place.

Convertible Subordinated Debentures.    On April 5, 2006, we redeemed the remaining $2 million of outstanding Convertible Subordinated Debentures held by third parties for cash.

Dividend Policy

Host is required to distribute to stockholders at least 90% of its annual taxable income in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of July 17, 2006, Host is the owner of substantially all of the preferred OP units and approximately 96% of the common OP units. The remaining 4% of the common OP units are held by various third-party limited partners.

As a result of the minority position in Host LP common OP units, these third-party limited partners share, on a pro rata basis, in amounts being distributed by Host LP. When Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host as well as to other common OP unit holders. For this reason, investors should also take into account the 4% minority position in Host LP and the requirement that they share pro rata in distributions from Host LP when analyzing dividend payments by Host to its stockholders.

Host’s policy on common dividends is generally to distribute at least 100% of its annual taxable income, unless otherwise contractually restricted. Host intends to continue paying dividends on its preferred stock, regardless of the amount of its taxable income, unless similarly contractually restricted. We are not currently restricted in our ability to pay dividends, except to the extent necessary to maintain Host’s REIT status.

On June 15, 2006, our Board of Directors declared a cash dividend of $0.17 per share on our common stock. The dividend was paid on July 17, 2006 to stockholders of record as of June 30, 2006. The amount of any future common dividend will be determined by our Board of Directors.

On June 15, 2006, our Board of Directors also declared a cash dividend of $0.5546875 per share on our Class E preferred stock. The dividend was paid on July 17, 2006 to stockholders of record as of June 30, 2006.

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

The following table provides a reconciliation of net income available to common stockholders per share to FFO per diluted share (in millions, except per share amounts):

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended
	June 16, 2006			June 17, 2005
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common stockholders	$320	492.8	$.65	$80	352.7	$.23
Adjustments:
Gain on dispositions, net of taxes	(232)	—	(.47)	(41)	—	(.12)
Amortization of deferred gains, net of taxes	(1)	—	—	(2)	—	—
Depreciation and amortization	106	—	.21	86	—	.24
Partnership adjustments	14	—	.03	3	—	.01
FFO of minority partners of Host LP(a)	(8)	—	(.02)	(7)	—	(.02)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.0	—	—	2.2	—
Assuming conversion of Exchangeable Senior Debentures	4	28.1	(.01)	4	27.5	(.02)
Assuming conversion of Convertible Subordinated Debentures	—	—	—	7	30.9	(.01)

FFO per diluted share(b)(c)	$203	522.9	$.39	$130	413.3	$.31

	Year-to-date ended
	June 16, 2006			June 17, 2005
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common stockholders	$486	435.7	$1.12	$78	352.3	$.22
Adjustments:
Gain on dispositions, net of taxes	(385)	—	(.89)	(54)	—	(.15)
Amortization of deferred gains, net of taxes	(2)	—	—	(4)	—	(.01)
Depreciation and amortization	195	—	.44	169	—	.48
Partnership adjustments	22	—	.06	8	—	.02
FFO of minority partners of Host LP(a)	(13)	—	(.03)	(11)	—	(.03)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.0	(.01)	—	2.2	—
Assuming conversion of Exchangeable Senior Debentures	9	28.1	(.02)	9	27.5	(.02)
Assuming conversion of Convertible Subordinated Debentures	2	4.1	—	15	30.9	—

FFO per diluted share(b)(c)	$314	469.9	$.67	$210	412.9	$.51

(a)	Represents FFO attributable to the minority interests in Host LP.
(b)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(c)	FFO per diluted share and earnings (loss) per diluted share for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per share amounts):

	Quarter ended
	June 16, 2006		June 17, 2005
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Non-recurring Starwood acquisition costs(1)	$(13)	$(13)	$—	$—
Senior notes redemptions and debt prepayments(2)	(4)	(4)	(20)	(20)
Preferred stock redemptions(3)	(8)	(8)	(4)	(4)
Gain on CBM Joint Venture LLC sale(4)	—	—	42	—
Gain on dispositions, net of taxes	232	—	—	—
Assuming conversion of minority OP Units issuable	—	(1)	—	—
Minority interest income (expense)(5)	(8)	1	(1)	1

Total	$199	$(25)	$17	$(23)

Per diluted share	$.38	$(.04)	$.04	$(.06)
Diluted shares	525.4	525.4	384.2	413.3

	Year-to-date ended
	June 16, 2006		June 17, 2005
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Non-recurring Starwood acquisition costs(1)	$(13)	$(13)	$—	$—
Senior notes redemptions and debt prepayments(2)	(4)	(4)	(34)	(34)
Preferred stock redemptions(3)	(8)	(8)	(4)	(4)
Gain on CBM Joint Venture LLC sale(4)	—	—	42	—
Gain on dispositions, net of taxes	385	—	12	—
Minority interest income (expense)(5)	(15)	1	(1)	2

Total	$345	$(24)	$15	$(36)

Per diluted share	$.78	$(.05)	$.04	$(.09)
Diluted shares	440.2	469.9	354.5	412.9

(1)	Represents non-recurring costs incurred in conjunction with the acquisition of the Starwood portfolio that are required to be expensed under generally accepted accounting principles, including start-up costs, bridge loan fees and expenses and our portion of a foreign currency hedge loss by the European joint venture, as the venture hedged a portion of its initial investment for the acquisition of its six hotels.
(2)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.
(3)	Represents the original issue costs and incremental dividends during the redemption notice period associated with the redemption of the Class C preferred stock in 2006 and the Class B preferred stock in 2005.
(4)	Represents the gain, net of tax, on the sale of 85% of our interest in CBM Joint Venture LLC.
(5)	Represents the portion of the significant transactions attributable to minority partners in Host LP.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results(a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Number of hotels	97	97	97	97
Number of rooms	48,653	48,653	48,653	48,653
Percent change in Comparable Hotel RevPAR	9.7%		8.7%
Comparable hotel sales
Room	$608	$554	$1,094	$1,007
Food and beverage	315	293	572	531
Other	65	65	117	115

Comparable hotel sales(b)	988	912	1,783	1,653

Comparable hotel expenses(c)
Room	138	128	254	238
Food and beverage	216	208	400	384
Other	37	39	68	71
Management fees, ground rent and other costs	304	285	559	532

Comparable hotel expenses	695	660	1,281	1,225

Comparable hotel adjusted operating profit	293	252	502	428
Non-comparable hotel results, net(d)	68	8	85	22
Office building and limited service properties, net(e)	—	—	(1)	—
Depreciation and amortization	(107)	(83)	(196)	(164)
Corporate and other expenses	(21)	(14)	(41)	(28)

Operating profit	$233	$163	$349	$258

(a)	The reporting period for our comparable operating statistics for the second quarter of 2006 is from March 25, 2006 to June 16, 2006 and for the second quarter of 2005 from March 26, 2005 to June 17, 2005. The reporting period for year-to-date 2006 is from December 31, 2005 to June 16, 2006 and for year-to-date 2005 is from January 1, 2005 to June 17, 2005. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10-K.
(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Revenues per the consolidated statements of operations	$1,212	$958	$2,060	$1,748
Non-comparable hotel sales	(220)	(40)	(274)	(83)
Hotel sales for the property for which we record rental income, net	14	12	26	24
Rental income for office buildings and limited service hotels	(18)	(18)	(36)	(36)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	7	—

Comparable hotel sales	$988	$912	$1,783	$1,653

(c)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	June 16, 2006	June 17, 2005	June 16, 2006	June 17, 2005
Operating costs and expenses per the consolidated statements of operations	$979	$795	$1,711	$1,490
Non-comparable hotel expenses	(152)	(33)	(190)	(64)
Hotel expenses for the property for which we record rental income	14	13	29	27
Rent expense for office buildings and limited service hotels	(18)	(18)	(37)	(36)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	5	—
Depreciation and amortization	(107)	(83)	(196)	(164)
Corporate and other expenses	(21)	(14)	(41)	(28)

Comparable hotel expenses	$695	$660	$1,281	$1,225

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(e)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The percentage of our debt that is floating rate was 14% at June 16, 2006 and 15% at December 31, 2005. Accordingly, there have been no material changes in our interest rate sensitivity. See our most recent Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

(a)	Host held its Annual Meeting of Stockholders on May 18, 2006.

(c) (i)	Votes regarding the election of seven directors for terms expiring at the 2007 annual meeting of stockholders were as follows:

	FOR	WITHHELD
Robert M. Baylis	334,943,626	3,120,561
Terrence C. Golden	216,001,610	122,062,577
Ann M. Korologos	326,990,006	11,074,181
Richard E. Marriott	331,162,796	6,901,391
Judith A. McHale	323,980,242	14,083,945
John B. Morse, Jr.	335,051,786	3,012,401
Christopher J. Nassetta	331,277,786	6,786,401

(ii)	Votes on the ratification of the appointment of KPMG LLP as independent auditors of Host to serve for the 2006 calendar year were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NONVOTES
334,786,360	3,151,936	125,891

(iii)	Votes on the stockholder proposal supported by the Board of Directors to elect directors by a majority vote standard were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NONVOTES
321,489,254	15,334,904	1,240,029

Special Meeting of Stockholders

(a)	The Company held a Special Meeting of Stockholders on April 5, 2006.

(c)	Votes regarding the issuance of shares of Host common stock in a series of transactions with Starwood Hotels & Resorts Worldwide, Inc. through which Host would acquire 35 hotel properties were as follows:

FOR	AGAINST	ABSTENTIONS AND BROKER NONVOTES
300,843,854	801,588	172,978

Accordingly, the proposal was carried.

Item 6.    Exhibits

(3) (a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
4.26	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

July 21, 2006	/s/ LARRY K. HARVEY
Larry K. Harvey Senior Vice President, Chief Accounting Officer