Form 10-K
period 2006-12-31
HOST HOTELS & RESORTS, INC.
filed 2007-02-27
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2006	Commission file number 001-14625

HOST HOTELS & RESORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	53-0085950
(State of Incorporation)	(I.R.S. Employer Identification Number)
6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (523,784,228 shares outstanding as of February 14, 2007) and Purchase share rights for Series A Junior Participating Preferred Stock, $.01 par value	New York Stock Exchange
Class E Preferred Stock, $.01 par value (4,034,400 shares outstanding as of February 14, 2007)	New York Stock Exchange

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

Large Accelerated Filer  ☒                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 16, 2006 (based on the closing sale price as reported on the New York Stock Exchange on June 16, 2006) was approximately $10,644,088,096.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 17, 2007 are incorporated by reference into Part III of this Form 10-K.

Host Hotels & Resorts, Inc.

i

Item 1.	Business

Host Hotels & Resorts, Inc. is a Maryland corporation that operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership, of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 96.5% of the partnership interests. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host LP” to refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries), in cases where it is important to distinguish between Host and Host LP. Until April 17, 2006, Host was known as Host Marriott Corporation and Host LP was known as Host Marriott, LP. In connection with our acquisition of a portfolio of properties from Starwood Hotels & Resorts Worldwide, Inc., on April 17, 2006, we changed our names to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, LP, respectively.

As of February 23, 2007, our lodging portfolio consisted of 123 luxury and upper upscale hotels containing approximately 65,600 rooms. Our portfolio is geographically diverse with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile. Our locations primarily include central business districts of major cities, airport areas and resort/convention destinations.

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000.

Where to Find Additional Information

We maintain an internet website at: www.hosthotels.com. Through our website, we make available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

Additionally, at the Investor Information section of our website, we have a Corporate Governance page that includes, among other things, copies of our Bylaws, our Code of Business Conduct and Conflicts of Interest Policy for directors, our Code of Business Conduct and Ethics for employees, our Corporate Governance Guidelines and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of our Bylaws and these charters and policies are also available in print to stockholders upon request.

The Lodging Industry

Overview

The lodging industry in the United States consists of private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

•

Owners—own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties may also be operated as an independent hotel (unaffiliated with any brand) by an independent hotel manager.

•

Owner/Managers—own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel (unaffiliated with any brand) or operated under the owner’s brand. REITs are restricted from operating and managing hotels under applicable REIT laws.

•

Franchisors—own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their branded hotels with brand recognition, marketing support and centralized reservation systems.

•	Franchisor/Manager—own a brand or brands and also operate hotels on behalf of the hotel owner or franchisee.

•

Manager—operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel (unaffiliated with any brand).

The hotel manager is responsible for the day-to-day operation of the hotels, including the employment of hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner. They typically receive fees based on the revenues and profitability of the hotel.

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations. Extended periods of strong demand growth tend to encourage new development. The rate of supply growth may be influenced by a number of factors, including availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels increases the volatility of the cyclical behavior of the lodging industry. At different points in the cycle, demand and supply may increase or decrease in a dissimilar manner such that demand may increase when there is no new supply or supply may grow when demand is declining. Over the last three years, general economic growth has gradually led to accelerating demand. During this period the growth of demand has outpaced the growth in supply, particularly in the markets that we target. Although always subject to uncertainty, supply growth is relatively easier to forecast than demand growth due to the long permit, approval and development lead-times associated with building or expanding existing luxury and upper upscale hotels. The recent strong industry performance has begun to increase the pace of new hotel construction from its cyclical lows; however, the majority of new projects scheduled for completion in the near-term are concentrated in the mid-scale and economy segments and outside of major urban markets. Supply growth in the industry has also been restrained by construction cost increases.

Revenue per available room (RevPAR) is a measure of performance commonly used in the hotel industry to evaluate hotel operations. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excluding other revenue generated by a hotel property, such as from food and beverage or parking, telephone or other guest services. The charts below detail the supply, demand and RevPAR growth for the U.S. lodging industry and for the luxury and upper upscale segment for 2002 to 2006 based on data provided by Smith Travel Research.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Luxury and Upper Upscale Supply, Demand and RevPAR growth

Business Strategy

Our primary business objective is to provide superior total returns to our stockholders through a combination of appreciation in asset values and growth in earnings and dividends. To achieve this objective we seek to:

•

maximize the value of our existing portfolio through aggressive asset management, which includes working with the managers of our hotels to continue to increase revenues while minimizing operating costs, completing selective capital improvements designed to increase profitability and exploring opportunities to utilize our properties for more valuable or profitable purposes;

•	acquire luxury and upper upscale hotels that are generally located in urban and resort/convention destinations and are operated by leading management companies; and

•	dispose of non-core assets, including older hotels that are at a competitive risk or hotels that are located in slower-growth markets.

Asset Management.    We are the largest REIT owner of luxury and upper upscale properties in the U.S. and our hotels are affiliated with many of the top operators and brands in the industry. The size and composition of our portfolio and our experience with multiple brands allow us to benchmark similar hotels and identify best practices, value enhancement opportunities and efficiencies that can be communicated to our managers. We continue to evaluate key performance indicators to ensure an appropriate level of assistance is provided to our managers to maximize opportunities at each asset. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

To maximize the value of our portfolio and to maintain our high standards for product quality, as well as those of our managers, our asset management and design and construction departments review potential capital improvements to ensure that each of our properties is in superior physical condition, highly competitive in the market and consistent with brand standards on a continuing basis. Our capital expenditures generally fall into three broad categories, renewal and replacement expenditures, repositioning/return on investment (or “ROI”) projects and value enhancement projects.

Renewal and replacement capital expenditures.    We work closely with our managers to ensure that renewal and replacement expenditures are spent efficiently to maximize the profitability of the hotel. Typically, room refurbishments occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, hard goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates to maintain brand quality standards. Hard goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade and fire systems, which are regularly maintained and then replaced at the end of their useful lives.

ROI/repositioning capital expenditures.    In addition, we pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. In certain instances, these ROI/repositioning projects have coincided with the timing of regular maintenance cycles at the properties where we have used the opportunity to significantly improve and upgrade the hotel. These projects are also designed to take advantage of changing market conditions and the superior location of our properties.

Value enhancement projects.    We also will continue to seek opportunities to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land. For example, we are pursuing the development of approximately 130 timeshare units on a beachfront parking lot at the Hyatt Regency Maui Resort and Spa. These projects typically require approvals from state or local regulatory agencies or other third parties. For this reason, it can be difficult to predict the timing of these projects or whether we will be able to achieve our value enhancement objectives. Additionally, we will seek to capitalize on our value enhancement strategies through the sale of certain hotels when premium pricing can be obtained, such as the 2006 sales of our Fort Lauderdale Marina Marriott for $146 million and the Swissôtel The Drake, New York for $440 million.

Acquisitions.    Our acquisition strategy focuses on luxury and upper upscale hotels both domestically and internationally. We continue to believe there will be opportunities to acquire these hotels at attractive multiples of cash flow and at discounts to replacement cost. Our acquisition strategy continues to focus on:

•	properties with locations in markets with high barriers to entry for prospective competitors;

•	properties operated under premium brand names;

•	larger hotels that are consistent with our portfolio objectives and that may require investment on a scale that limits the number of potential buyers;

•	properties that further diversify our portfolio, both domestically and internationally; and

•	acquisitions through various structures, including transactions involving portfolios, single assets and joint ventures.

We completed the acquisition of a portfolio of 25 domestic and three international properties from Starwood Hotels & Resorts Worldwide, Inc., (“Starwood”) on April 10, 2006 for $3.1 billion (one of the properties was contributed by us to the European joint venture described below on May 2, 2006). Additionally, since November 2003, we have purchased six properties in single-asset transactions, the most recent being the September 2006 acquisition of the 732-room Westin Kierland Resort & Spa for approximately $393 million. We will also purchase properties through various ownership structures, including joint ventures, and, in 2006, we formed a joint venture in Europe (the “European Joint Venture”), which owns seven hotels: the 483-room Hotel Arts Barcelona (acquired in August 2006 for approximately €417 million ($537 million)), five hotels acquired in May and June 2006 as part of the Starwood acquisition and the contribution of one hotel that we acquired from Starwood.

Dispositions.    Since January 2004, we have taken advantage of market conditions to sell 26 hotels at favorable prices, including five properties sold in 2007. Proceeds from dispositions have been, or will be, used to repay debt, fund acquisitions, fund ROI and repositioning projects, or for general corporate purposes. With the exception of the sale of two properties discussed below, the properties that we disposed of have been non-core hotels that are located in secondary and tertiary markets where we believe the potential for growth is lower. We have also disposed of core assets when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives such as the 2006 sales of our Fort Lauderdale Marina Marriott and the Swissôtel The Drake, New York.

Operating Structure

Host is a self-managed and self-administered real estate investment trust (REIT). Host operates through an umbrella partnership REIT (UPREIT) structure in which substantially all of its properties and assets are held by Host LP, of which Host is the sole general partner and holds approximately 96.5% of the outstanding partnership interests. The remaining 3.5% of the partnership interests are held by approximately 2,100 recordholders. Each unit of the partnership interests in Host LP owned by holders other than Host are redeemable at the option of the holder for an amount of cash equal to the market value of one share of Host common stock. Host has the right, however, to acquire any Host LP partnership interest offered for redemption directly from the holder in exchange for one share of Host common stock, instead of Host LP redeeming such partnership interest for cash.

Our operating structure is as follows:

Host was formed in 1998 as a Maryland corporation in connection with our reorganization to qualify as a REIT and, at that time, we reorganized our business and contributed our hotels and certain other assets to Host LP and its subsidiaries. As a result of this reorganization, Host became the sole general partner of Host LP. For each share of Host common stock, Host LP has issued one unit of partnership interest in Host LP, or OP unit, to Host. When distinguishing between Host and Host LP, the primary difference is the approximately 3.5% of the partnership interests of Host LP not held by us as of February 23, 2007.

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. The lessees and our taxable REIT subsidiaries enter into agreements with third parties to manage the operations of the hotels. TRS subsidiaries may also hold other assets that engage in other activities that produce non-qualifying income such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotel’s net operating cash flow and the aggregate rents paid to Host LP is retained by the TRS as taxable income. Accordingly, the net effect of the TRS leases is that, while REITs are generally exempt from federal income tax to the extent that they meet specific distribution requirements, among other REIT requirements, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Hotel Properties

Overview.    Our lodging portfolio primarily consists of 123 luxury and upper upscale hotels containing approximately 65,600 rooms as of February 23, 2007. It is geographically diverse, with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile. Our locations include central business districts of major cities, near airports and resort/convention destinations that, because of their locations, typically benefit from barriers to entry by competitors. Forty-five of our hotels, which represent over 60% of our hotel revenues, have more than 500 rooms. Our properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. The average age of our properties is 24 years, although most of the properties have benefited from substantial renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

The following chart details our hotel portfolio by brand as of February 23, 2007:

Brand	Number of Hotels	Rooms	Percentage of Revenues(1)
Marriott	72	40,505	56%
Sheraton	12	7,334	10
Westin	11	5,698	9
Ritz-Carlton	9	3,369	9
Hyatt	7	4,352	8
W	2	1,114	2
Hilton/Embassy Suites	2	678	1
Four Seasons	2	608	2
Fairmont	1	450	2
Luxury Collection/St. Regis	2	371	—
Delta	1	374	—
Swissôtel	1	632	1
Other	1	89	—

	123	65,574	100%

(1)	Percentage of revenues is based on revenues from our 2007 property budgets.

Hotel Properties.     The following table sets forth the location and number of rooms of our 123 hotels as of February 23, 2007. Each hotel is operated under the brand name indicated.

Location	Rooms
Arizona
Sheraton Tucson	216
Scottsdale Marriott Suites Old Town	251
Scottsdale Marriott at McDowell Mountains	270
The Ritz-Carlton, Phoenix	281
The Westin Kierland Resort & Spa	732
California
Coronado Island Marriott Resort(1)	300
Costa Mesa Marriott Suites	253
Desert Springs, a JW Marriott Resort, Palm Desert	884
Hyatt Regency, San Francisco Airport	789
Manhattan Beach Marriott(1)	385
Marina del Rey Marriott(1)	370
Newport Beach Marriott Hotel & Spa	532
Newport Beach Marriott Bayview	254
Host Airport Hotel Sacramento(1)	89
San Diego Marriott Hotel and Marina(1)(2)	1,362
San Diego Marriott Mission Valley	350
San Francisco Airport Marriott	685
San Francisco Marriott Fisherman’s Wharf	285
San Francisco Marriott(1)	1,498
San Ramon Marriott(1)	368
Santa Clara Marriott(1)	755
Sheraton San Diego Hotel & Marina(1)	1,044
The Ritz-Carlton, Marina del Rey(1)	304
The Ritz-Carlton, San Francisco	336
The Westin Los Angeles(1)	740
The Westin Mission Hills	512
The Westin South Coast Plaza(1)	390
Colorado
Denver Marriott Tech Center	628
Denver Marriott West(1)	305
Four Points by Sheraton Denver Southeast(1)	475
The Westin Tabor Center(1)	430
Connecticut
Hartford Marriott Rocky Hill(1)	251
Sheraton Stamford	448
Florida
Sheraton Suites Tampa	259
Harbor Beach Marriott Resort and Spa(1)(2)	637

Location	Rooms
Florida (continued)
Hilton Singer Island Oceanfront Resort	223
Miami Airport Marriott(1)	772
Miami Marriott Biscayne Bay(1)	601
Orlando World Center Marriott Resort and Convention Center	2,000
Tampa Airport Marriott(1)	296
Tampa Marriott Waterside Hotel and Marina	717
The Ritz-Carlton, Amelia Island	444
The Ritz-Carlton, Naples	450
The Ritz-Carlton Golf Resort, Naples	295
Georgia
Atlanta Marriott Marquis	1,663
Atlanta Marriott Suites Midtown(1)	254
Atlanta Marriott Perimeter Center	400
Four Seasons Hotel, Atlanta	244
Grand Hyatt Atlanta in Buckhead	438
JW Marriott Hotel Buckhead	371
The Ritz-Carlton, Buckhead	553
The Westin Buckhead Atlanta	365
Hawaii
Hyatt Regency Maui Resort and Spa	806
The Fairmont Kea Lani, Maui	450
Illinois
Chicago Marriott Suites Downers Grove	254
Courtyard Chicago Downtown	337
Chicago Marriott O’Hare	681
Chicago Marriott Suites O’Hare	256
Embassy Suites Chicago Hotel, Downtown/Lakefront	455
Swissôtel, Chicago	632
Indiana
Sheraton Indianapolis	560
South Bend Marriott	298
The Westin Indianapolis	573
Louisiana
New Orleans Marriott	1,290
Maryland
Gaithersburg Marriott Washingtonian Center	284
Massachusetts
Boston Marriott Copley Place	1,139
Boston Marriott Newton	430
Hyatt Regency Boston	498
Hyatt Regency Cambridge, Overlooking Boston	469
Sheraton Boston	1,216
Sheraton Braintree	374

Location	Rooms
Sheraton Needham	247
The Westin Waltham-Boston	346
Michigan
The Ritz-Carlton, Dearborn	308
Minnesota
Minneapolis Marriott City Center(1)	583
Minneapolis Marriott Southwest	321
Missouri
Kansas City Airport Marriott(1)	382
New Hampshire
Courtyard Nashua	245
New Jersey
Hanover Marriott	353
Newark Liberty International Airport Marriott(1)	591
Park Ridge Marriott(1)	289
Sheraton Parsippany	370
New York
New York Marriott Financial Center	498
New York Marriott Marquis Times Square(1)	1,944
Sheraton New York Hotel and Towers	1,746
W New York	688
North Carolina
Greensboro-Highpoint Marriott Airport(1)	299
Raleigh Marriott Crabtree Valley	375
Ohio
Dayton Marriott	399
The Westin Cincinnati(1)	456
Oregon
Portland Marriott Downtown Waterfront	503
Pennsylvania
Four Seasons Hotel, Philadelphia	364
Philadelphia Airport Marriott(1)	419
Philadelphia Marriott Downtown(2)	1,408
Tennessee
Memphis Marriott Downtown	600
Texas
Dallas/Addison Marriott Quorum by the Galleria(1)	548
Houston Airport Marriott(1)	565

Location	Rooms
Houston Marriott Medical Center(1)	386
JW Marriott Hotel on Westheimer by the Galleria	514
Texas (continued)
San Antonio Marriott Rivercenter(1)	1,001
San Antonio Marriott Riverwalk(1)	512
St. Regis Hotel, Houston	232
Virginia
Hyatt Regency Reston	518
Key Bridge Marriott(1)	582
Residence Inn Arlington Pentagon City	299
The Ritz-Carlton, Tysons Corner(1)	398
Washington Dulles Airport Marriott(1)	368
Washington Dulles Marriott Suites	253
Westfields Marriott Washington Dulles	336
Washington
Seattle Marriott SeaTac Airport	459
The Westin Seattle	891
W Seattle	426
Washington, D.C.
Hyatt Regency Washington on Capitol Hill	834
JW Marriott Hotel, Washington, D.C.	772
Marriott at Metro Center	456
The Westin Grand	263
Canada
Calgary Marriott	384
Toronto Delta Meadowvale Resort and Conference Center	374
Toronto Marriott Airport(2)	424
Toronto Marriott Downtown Eaton Center(1)	459
Chile
San Cristobal Tower, a Luxury Collection Hotel, Santiago	139
Sheraton Santiago Convention Center	379
Mexico
JW Marriott Hotel, Mexico City(2)	312

Total	65,574

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	These properties are not wholly owned.

Competition

The lodging industry is highly competitive. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is generally viewed as consisting of six different groupings, each of which caters to a discreet set of customer taste and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban and resort markets either as luxury properties, under such brand names as Ritz-Carlton®, Fairmont®, Four Seasons®, The Luxury Collection®, St. Regis® and W® or as upper upscale properties, under such brand names as Marriott®, Hyatt®, Westin®, Hilton®, Sheraton®, Swissôtel® and Delta®. (1) Our hotels compete with other hotels operated under brands in these groupings, as well as with hotels operated under upscale or other lower-tier groupings in certain locations.

We believe our properties enjoy competitive advantages associated with the hotel brands under which they operate. The international marketing programs and reservation systems of these brands combined with the strong management systems and expertise they provide, should enable our properties to perform favorably in terms of both occupancy and room rates. In addition, repeat guest business is enhanced by guest reward or guest recognition programs offered by most of these brands. Nevertheless, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets. As a result, our hotels in a given market often compete with other hotels that our managers may own, invest in, manage or franchise.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues in the fourth quarter typically reflect 16 weeks of results compared to 12 weeks for each of the first three quarters of the fiscal year for our Marriott-managed hotels. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged approximately 21%, 25%, 21% and 33% for the first, second, third and fourth quarters, respectively, although results for 2006 have been significantly affected by the purchase of the Starwood portfolio in April 2006.

Other Real Estate Investments

In addition to our hotels, we have minority partner interests in other real estate investments. We manage these investments and conduct business through a combination of general and limited partnership and limited liability company interests. All of the debt of these entities is non-recourse to us and our subsidiaries and the entities are not consolidated in our financial statements.

European Joint Venture

On March 24, 2006, we entered into an Agreement of Limited Partnership, forming a joint venture to acquire hotels in Europe with Stichting Pensioenfonds ABP, the Dutch pension fund (“ABP”), and Jasmine Hotels Pte Ltd, an affiliate of GIC Real Estate Pte Ltd (“GIC RE”), the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (GIC). Host LP is a limited partner (together with ABP and GIC RE, the “Limited Partners”) and serves as the general partner. The percentage interests of the parties are 19.9% for ABP, 48% for GIC RE and 32.1% for Host LP (including its limited and general partner

(1)	This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

interests). The initial term of the European Joint Venture is ten years subject to two one-year extensions with partner approval. Due to the ownership structure of the European Joint Venture and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European Joint Venture at any time, it is not consolidated in our financial statements. As of December 31, 2006, the European Joint Venture owns the following seven hotels in four countries:

Hotel	City	Country	Rooms
Sheraton Roma Hotel & Conference Center(1)	Rome	Italy	634
Hotel Arts Barcelona(2)	Barcelona	Spain	482
The Westin Palace, Madrid(1)	Madrid	Spain	468
Sheraton Skyline Hotel & Conference Centre(1)	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers(3)	Warsaw	Poland	350
The Westin Palace, Milan(1)	Milan	Italy	228
The Westin Europa & Regina(4)	Venice	Italy	185

Total rooms			2,697

(1)	Acquired from Starwood by the European Joint Venture on May 3, 2006.
(2)	Acquired by the European Joint Venture on August 4, 2006.
(3)	Acquired from Starwood by Host on April 10, 2006 and contributed by Host to the European Joint Venture on May 2, 2006.
(4)	Acquired from Starwood by the European Joint Venture on June 13, 2006.

Other Investments

We currently own a 3.6% limited partner interest in CBM Joint Venture Limited Partnership, which owns 116 Courtyard by Marriott properties. We have the right to cause the partnership to redeem our limited partner interest under certain conditions between December 2007 and December 2009. Thereafter, the general partner of the partnership has the right to redeem our remaining interest.

We own a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties (the “HPT Properties”), which were sold to Hospitality Properties Trust, Inc. and leased back prior to 1997. In 1998, we subleased these 71 properties to a third party on similar terms with initial terms expiring between 2010 and 2012. The subleases are renewable at our option. Rent payable under the subleases is guaranteed by the subtenant up to a maximum of $30 million. At the expiration of these leases, the third party owners of these properties will return our initial security deposit of approximately $67 million.

We also have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort. For additional detail of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Investments in Affiliates” and Note 3 “Investments in Affiliates” and Note 7 “Leases” in the accompanying consolidated financial statements.

Foreign Operations

We currently own four properties in Canada, one in Mexico and two in Chile containing approximately 2,500 rooms. Approximately 3% of our revenues were attributed to foreign operations in each of 2006, 2005 and 2004.

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

Operational Agreements

All but one of our hotels is managed by third parties pursuant to management agreements or operating and license agreements with our TRS subsidiaries (See “Operating Structure”). Twenty-four of our hotels operated by Starwood as of February 23, 2007 are operated pursuant to operating and license agreements, while our remaining hotels are operated pursuant to management agreements. Under these agreements, the managers or operators generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. In addition, the manager or operator provides all managerial and other employees for the hotels, reviews the operation and maintenance of the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels, such as planning and policy services, financial planning, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. For the majority of our properties, we have approval rights over the budget, capital expenditures and other matters. For the year ended December 31, 2006, no individual hotel’s sales represent more than 7% of our total hotel sales.

Management Agreements.    Our management agreements typically include the terms described below:

•

Term and Fees for Operational services.    The initial term of our management agreements generally is 15 to 20 years with one or more renewal terms. The manager receives compensation in the form of a base management fee (typically 3%) which is calculated as a percentage of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage (generally 20%) of operating profit after the owner has received a priority return on its investment in the hotel.

•

Chain services.    The management agreements require the managers to furnish chain services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel and (3) such additional central or regional services as may from time-to-time be more efficiently performed on a regional or group basis rather than at an individual hotel. Costs and expenses incurred in providing these services are generally allocated among all hotels managed by the manager or its affiliates.

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

•

Furniture, Fixtures and Equipment replacements.    Under the management agreements, we are required to provide to the managers all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). The management agreements generally provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager into an escrow account in our name, to which the manager has access. However, for 62 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account that we control, subject to maintaining a minimum balance of the greater of $26 million, or 30% of total annual specified contributions, rather than escrowing funds at accounts at each hotel.

•

Building alterations, improvements and renewals.    The management agreements require the managers to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel which we review and approve based on their recommendations and our judgment. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition consistent with the manager’s brand standards. We have approval authority over such changes, alterations and improvements.

•

Service marks.    During the term of the management agreements, the brand name, service mark, symbols and logos used by the manager may be used in the operation of the hotel. Any right to use the brand name, service marks, logos and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the applicable management or franchise agreement.

•

Sale of the hotel.    Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels by requiring that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•

Termination on sale.    While most of our management agreements are not terminable prior to their full term in connection with the sale of hotels, we have negotiated rights to terminate management agreements in connection with the sale of certain Marriott-branded hotels with certain limitations, including a remaining pool of 22 hotels. Approximately 70% of this pool (as measured by EBITDA) may be sold free and clear of their existing management agreements without the payment of a termination fee, provided the hotels maintain the Marriott brand affiliation through a franchise agreement. A percentage of these hotels may also be sold free and clear of their existing management agreements and brand affiliation without a termination fee.

•

Performance Termination.    The majority of our management agreements provide for termination rights in the case of a manager’s failure to meet certain financial performance criteria, generally a set return on the owners’ investment. We have in the past, and may in the future, agree to waive certain of these termination rights in exchange for consideration from the hotel manager, which could take the form of cash compensation or amendments to the management agreement. Similarly, the majority of our management agreements condition the manager’s right to renew pre-determined extension terms upon satisfaction of certain financial performance criteria.

Operating and License Agreements.    Our operating and license agreements with Starwood typically include the terms described below:

•

Term and Fees for Operational Services.    The initial term of our operating agreements is 20 years, with two renewal terms of 10 years each. The operator receives compensation in the form of a base fee of 1% of annual gross operating revenues, and an incentive fee of 20% of annual gross operating profit, after the owner has received a priority return of 10.75% on its purchase price and other investments in the hotels.

•

License Services.    The license agreements address matters relating to the subject brand, including rights to use service marks, logos, symbols and trademarks, such as those associated with Westin®, Sheraton® and W®, as well as matters relating to compliance with certain standards and policies and (including through other agreements in the case of certain hotels) the provision of certain system program and centralized services. The license agreements have an initial term of 20 years each, with two renewal terms of 10 years each at the option of the licensor. Licensors receive compensation in the form of license fees of 5% of gross operating revenue attributable to gross room sales and 2% of gross operating revenue attributable to food and beverage sales.

•

Programs and Services.    The licensor or operator provides certain system programs and services to all or substantially all of our hotels by brand in a licensed area. Such services include participation in reservation services and the marketing program as well as the Starwood Preferred Guest Program. In addition to these services, under the operating agreements, centralized operating services are furnished to hotels by brand on a system basis. Costs and expenses incurred in providing such system programs and services and centralized operating services under the license and operating agreements or other agreements are fairly allocated among all hotels in the applicable brand operated or licensed by Starwood or its affiliates.

•

Working Capital and fixed asset supplies.    The operating agreements require us to maintain working capital funds for each hotel to fund the cost of certain fixed asset supplies and to provide additional working capital funds to meet the ongoing cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels. For 20 of our hotels, the working capital accounts which would otherwise be maintained by Starwood operators for each of such hotels are maintained on a pooled basis, with operators being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the operating agreements.

•

Furniture, Fixtures and Equipment Replacements.    Under the operating and license agreements, we are required to provide all necessary furniture, fixtures and equipment for the operation of the hotels (including funding for any required furniture, fixtures and equipment replacements). For the purpose of funding, the operator transfers into a reserve fund account an amount equal to 5% of the gross operating revenue of a hotel for the applicable month. For 20 of our hotels, the periodic reserve fund contributions which would otherwise be deposited into reserve fund accounts maintained by operators for each hotel is distributed to us, and we are responsible for providing funding of expenditures which would otherwise to be funded from the reserve funds for each of the subject hotels as such expenditures become necessary. In addition to routine capital expenditures, the reserve funds for the hotels may also be used for building capital improvements. Any approved reserve funding in excess of amounts available in the pooled reserve funds is funded by us and results in appropriate increases of owner’s investment and owner’s priority amounts. For 20 hotels, the amount of any such additional reserve funding will be allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all hotels for the most recent operating year. Any such additional reserve funding will result in corresponding increases in the owner’s investment and owner’s priority amounts with respect to each of such hotels.

•

Building Alterations, Improvements and Renewals.    The operating agreements require the operators to prepare an annual operating plan that includes an estimate of the expenditures necessary for maintenance, repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel, which plan and proposed expenditures we review and approve based on the operator’s recommendations and our judgment.

•

Territorial.    The operating agreements provide area restrictions for a period of either five or 10 years which limit the operator and its affiliates from owning, operating or licensing a hotel of the same brand in the area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a 10 mile radius from the hotel in other areas.

•

Sale of the hotel/other.    The license agreements limit our ability to sell, lease or otherwise transfer the hotels. Generally, the agreements require that the transferee assume the related operating agreement and meet specified other conditions, including the condition that the transferee not be a competitor of the licensor. The operating agreements provide for termination rights beginning in 2016 in the case of the operator’s failure to meet certain financial performance criteria. Generally, such rights arise in the event that the operator fails, for two consecutive years, to generate sufficient operating profit based on the amount of the owner’s investment in the hotel, and the RevPAR performance of the hotel falls below that of other competitive hotels in the market during such two year period.

•

Termination on sale.    As of February 23, 2007, we have the right to terminate the operating agreements on 14 specified hotels upon the sale of those hotels. With respect to five hotels, we have the right to sell no more than three annually free and clear of their existing operating agreements without the payment of a termination fee. We have a limited right to terminate one license agreement annually with respect to all of those hotels. With respect to the remaining nine hotels, we have the right beginning in 2016 to sell 35% of the hotels (measured by EBITDA) free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

Employees

On February 23, 2007, we had 229 employees, including approximately 27 employees at the Sacramento Host Airport hotel, three at our London, England office and one at our Amsterdam, Netherlands office. Fourteen of our employees at the Sacramento Host Airport hotel are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. Employees at our other hotels are employed by our management companies.

Certain of our third-party managed hotels also are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships see “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 1A.	Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our disclosure and analysis in this 2006 Form 10-K and in our 2006 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as our forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

We cannot guarantee that any forward-looking statements will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our 10-Q and 8-K reports to the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

Financial Risks and Risks of Operation

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike regular C corporations, we must fund debt pay-downs or finance our growth largely with external sources of capital because we are required to distribute to our stockholders at least 90% of our taxable income (other than net capital gains) in order to qualify as a REIT, including taxable income we recognize for federal income tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside of our control, including declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of Host’s common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth.

We have substantial debt.

As of December 31, 2006, we and our subsidiaries had total indebtedness of approximately $5.9 billion.

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

The lodging industry experienced a downturn from 2001 to 2003, and operations generally declined during this period. The decline was attributed to a number of factors including a weak economy, the effect of terrorist attacks, terror alerts in the United States and the war in Iraq, all of which changed the travel patterns of both business and leisure travelers. While our operations have improved over the past three years, we cannot provide assurance that changes in travel patterns of both business and leisure travelers will not create difficulties for the industry over the long-term. Any forecast we make regarding our results of operations may be affected and can change based on the following risks:

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

Our expenses may not decrease if our revenue decreases.

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

As of February 23, 2007, 38 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which are often based on economic indicators such as the Consumer Price Index. Our ability to service our debt could be adversely affected to the extent that our revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

We do not control our hotel operations and we are dependent on the managers of our hotels.

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage our hotels. Instead, we lease substantially all of our hotels to subsidiaries which qualify as “taxable REIT subsidiaries” under applicable REIT laws, and our taxable REIT subsidiaries retain third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. While our taxable REIT subsidiaries monitor the hotel managers’ performance, we have limited specific recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers or their affiliates manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The documents governing the terms of our existing senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. These covenants will restrict, amongst other things, our ability and the ability of our subsidiaries to:

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

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our classes and series of capital stock. Under the terms of Host LP’s credit facility and senior notes indenture, distributions to Host by Host LP, upon which Host depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distribution, Host LP can satisfy certain financial covenant tests and meet other requirements.

For example, between July 2002 and March 2004, Host LP’s ability to make distributions was limited because our consolidated EBITDA-to-interest coverage ratio as calculated under the indenture governing our senior notes (which measures the ratio of pro forma consolidated EBITDA to pro forma consolidated interest expense) was below 2.0 to 1.0. During this period, Host LP was only able to make distributions to Host, and Host was only able to pay dividends, to the extent that we had taxable income and were required to make distributions to maintain Host’s status as a REIT. While our EBITDA-to-interest coverage ratio is currently above this requirement, a decline in our operations could once again limit the amount of distributions Host LP could make, either because our EBITDA-to-interest coverage ratio again falls below 2.0 to 1.0 or because we fail to meet other financial covenant tests in our credit facility or senior notes indenture. Also, effective with the redemption of our Series G senior notes in December 2006, Host LP is able to make distributions to enable Host to pay dividends on its preferred stock when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0.

We intend, during any future period in which Host LP is unable to make restricted payments under the indenture(s) and under similar restrictions under the credit facility, that Host LP will continue its practice of distributing quarterly, based on our estimates of taxable income for any year, an amount of available cash sufficient to enable Host to pay quarterly dividends on our preferred and common stock in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code of 1986, as amended. In the event that Host LP makes distributions to Host in amounts in excess of those necessary for us to maintain our status as a REIT during a period when such distributions are restricted, Host LP will be in default under the senior notes indenture.

Our ability to pay dividends on our common stock may also be limited or prohibited by the terms of our preferred stock.

Under the terms of our outstanding preferred stock, we are not permitted to pay dividends on our common stock unless cumulative dividends have been paid (or funds for payment have been set aside for payment) on such class of preferred stock. The amount of aggregate dividends that accrue on our outstanding classes of preferred stock each quarter is approximately $2 million.

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

We have entered into management agreements with third-party managers to operate our hotel properties. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the labor force at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotels operations may be disrupted through strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees (approximately 20% of our current portfolio, by revenues) are more highly affected by labor force activities than others. In addition, the resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Because collective bargaining agreements are negotiated between the managers of our hotels and labor unions, we do not have the ability to control the outcome of these negotiations.

Foreclosure on our mortgage debt could adversely affect our business.

As of February 23, 2007, 29 of our hotels and assets related thereto are subject to various mortgages in an aggregate amount of approximately $2.1 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could foreclose on these assets. We may opt to allow such foreclosure rather than make the necessary mortgage payments with funds from other sources. However, Host LP’s senior notes indenture and credit facility contain cross-default provisions, which, depending upon the amount of secured debt defaulted on, could cause a cross-default under both of these agreements. Host LP’s credit facility, which contains the more restrictive cross default provision as compared to its senior notes indenture, provides that it is a credit facility default in the event Host LP defaults on non-recourse secured indebtedness in excess of 1% of its total assets (using undepreciated real estate values) or defaults on other indebtedness in excess of $50 million. For this and other reasons, permitting a foreclosure could adversely affect our long-term business prospects.

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

Both our senior notes and our preferred stock are rated by Moody’s Investors’ Service, Standard & Poor’s and Fitch Ratings. These independent rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital.

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

For reasons relating to federal and state income tax considerations of the former and current owners of five hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. We have also agreed not to sell more than 50% of the original allocated value attributable to a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for federal and state income tax purposes prior to January 1, 2009. As a result, even if it were in our best interests to sell these hotels or repay or otherwise reduce the level of the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods. In specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions.

We may be unable to sell properties because real estate investments are illiquid.

Real estate properties generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and our ability to service our debt. In addition, there are limitations under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets.

Applicable REIT laws may restrict certain business activities.

As a REIT we are subject to various restrictions on our income, assets and activities. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, and, if applicable, local and foreign taxation on their taxable income at applicable corporate income tax rates. In addition, under REIT laws, the aggregate value of all of a REIT’s taxable REIT subsidiaries may not exceed 20% of the value of all of the REIT’s assets.

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

We are involved in various legal proceedings in the normal course of business. We are vigorously defending each of these claims. Currently, none of these claims seeks relief that, if granted, would have a significant effect on our financial condition or results of operations. As an owner of hotel properties, however, we could become the subject of claims by the operators of our hotels, individuals or companies who use our hotels, our investors, or regulating entities, which could have a significant adverse effect on our financial condition and performance.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire luxury and upper upscale hotel properties. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host equity offerings, issuance of limited partnership interests in Host LP, advances under our credit facility, and the incurrence or assumption of indebtedness. We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from the acquisitions that we consummate. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

We have made a significant investment in a European joint venture, which owns seven hotels in Europe. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer could subject the assets to additional risk, including:

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

Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, it might not be able to take action without the approval of its joint venture partners.

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

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverages. However, as noted above, our all-risk policies have limitations such as per occurrence limits and sublimits which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the TRIEA for “certified” acts of terrorism — namely those which are committed on behalf of non-United States persons or interests. Furthermore, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests (“noncertified” events) as our coverage for such incidents is subject to sublimits and/or annual aggregate limits. In addition, property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIEA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIEA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Host has created a wholly-owned captive insurance company that provides a policy of NBCR coverage to us, and has the same ability to apply to the US Treasury for reimbursement, as provided for in TRIA (now TRIEA), which is subject to the same deductibles and co-insurance obligations as other insurance companies. This applies to property insurance only, and not to general liability or Directors and Officers insurance. TRIEA terminates on December 31, 2007, and there is no guarantee that the terrorism coverage that it mandates will be readily available or affordable thereafter. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

The expansion of our business into new markets outside of the United States in which we are not currently involved will expose us to the general economic conditions of those markets.

We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures. As a result of the completion of the Starwood transactions, we have ownership interest in hotels in seven foreign countries. The revenues from consolidated foreign hotels are approximately 3% of our consolidated revenues. There are risks inherent in conducting business internationally. These include:

•	employment laws and practices in foreign countries;

•

tax laws in foreign countries, which may provide for tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions;

•	unexpected changes in regulatory requirements or monetary policy;

•	the structure pursuant to which Starwood operates certain of the acquired European hotels;

•	adverse changes in the political and economic climate in the foreign countries; and

•	changes in interest rates and/or the currency exchange rates, including regulations regarding the incurrence of debt.

Any of these factors could adversely affect our ability to obtain all of the intended benefits.

If we do not effectively manage our geographic expansion and successfully integrate the foreign hotels into our organization, our operating results and financial condition may be materially adversely affected and the value of Host common stock may decline.

We may fail to realize the revenue enhancements and other benefits expected from the Starwood transactions, which could affect our financial results.

Our financial results may be affected by our ability to achieve the expected benefits from the Starwood transactions. Achieving these benefits will depend, in large part, upon the future operation of the acquired hotels meeting our expectation. The operation of the acquired hotels will be affected by various factors, including, changes in the national, regional and local economic climate; changes in business and leisure travel patterns, local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand; the attractiveness of such hotels to consumers relative to our competition; the performance of Starwood as a manager of such hotels; changes in room rates and increases in operating costs due to inflation and other factors. There can be no assurance that the acquired hotels will meet our expectations for their performance. Moreover, achieving the benefits of the Starwood transactions will depend in part upon meeting the challenges inherent in successfully integrating the portfolio of acquired hotels. There can be no assurance that such challenges will be met and that such diversion will not negatively impact our operations.

We may be subject to unknown or contingent liabilities related to the business to be acquired from Starwood.

Assets and entities that we acquired from Starwood may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against Starwood. In general, the representations and warranties provided by Starwood under the transaction agreement do not survive the closing of the transactions. While Starwood is required to indemnify us with respect to breaches of certain representations and warranties that do survive the closing, such indemnification is limited and subject to various materiality thresholds, a significant deductible and an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by Starwood of its representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition.

Finally, the indemnification agreement between us and Starwood provides that Starwood will retain certain specified liabilities relating to the assets and entities acquired by us. While Starwood is contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, the deductible or cap on losses, there can be no guarantee that this arrangement will not require us to incur losses or other expenses as well.

Exchange rate fluctuations could adversely affect our financial results.

As a result of the expansion of Host’s international operations, currency exchange rate fluctuations could affect its results of operations and financial position. Host expects to generate an increasing portion of its revenue and its expenses in such foreign currencies as the Euro, the Canadian Dollar, the Mexican Peso, the British Pound, the Polish Zloty and the Chilean Peso. Although Host may enter into foreign exchange agreements with financial institutions to reduce its exposure to fluctuations in the value of these and other foreign currencies relative to its debt or receivable obligations, these hedging transactions, if entered into, will not eliminate that risk entirely. In addition, to the extent that Host is unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on Host’s results of operations and financial condition. Additionally, because Host’s consolidated financial results are reported in US Dollars, if Host generates revenues or earnings in other currencies the translation of those results into US Dollars can result in a significant increase or decrease in the amount of those revenues or earnings.

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

Sales of a substantial number of shares of Host’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host’s common stock. In addition, holders of units of limited partnership interest in Host LP, whose OP units may be redeemed, at Host’s election, in exchange for common stock, will be able to sell those shares freely, unless the person is our affiliate and resale of the affiliate’s shares is not covered by an effective registration statement. Further, a substantial number of shares of Host’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of common stock reserved for options, or pursuant to securities we may issue that are convertible into shares of Host common stock or securities (other than OP units) that Host LP has issued that are exchangeable for shares of our common stock. As of February 23, 2007, there are approximately 18.8 million OP units outstanding that are redeemable and $500 million aggregate principal amount of 3.25% Exchangeable Senior Debentures of Host LP exchangeable under certain conditions for shares of Host common stock at an exchange price equivalent to $17.22 per share for a total of approximately 29 million shares (subject to adjustment for various reasons, including as a result of the payment of dividends to common stockholders). Moreover, additional shares of common stock issued by Host would be available in the future for sale in the public markets. We can make no prediction about the effect that future sales of common stock would have on the market price of Host common stock.

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

Federal Income Tax Risks

To qualify as a REIT, Host and each of our subsidiary REITs are required to distribute at least 90% of its taxable income, excluding net capital gain, regardless of available cash or outstanding obligations.

To continue to qualify as a REIT, we are required to distribute to our stockholders with respect to each year at least 90% of our taxable income, excluding net capital gain. To the extent that we satisfy this distribution requirement but distribute less than 100% of our taxable income and net capital gain for the taxable year, we will be subject to federal and state corporate income tax on our undistributed taxable income and net capital gain. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income and 95% of our net capital gain for that year and any undistributed taxable income from prior years less excess distributions from prior years. We intend to make distributions, subject to the availability of cash and in compliance with any debt covenants, to our stockholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from Host LP and its subsidiaries. However, there are differences in timing between our recognition of taxable income and our receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” income, which is taxable income that is not matched by corresponding cash flow. Due to some transactions entered into in years prior to Host’s conversion to a REIT, Host could recognize substantial amounts of “phantom” income. It is possible that these differences between taxable income and the receipt of related cash could require us to borrow funds or to issue additional equity to enable Host to meet the distribution requirement and, therefore, to maintain our REIT status, and to avoid the nondeductible excise tax. In addition, because the REIT distribution requirement prevents Host from retaining earnings, we will generally be required to refinance debt at its maturity with additional debt or equity. It is possible that any of these sources of funds, if available at all, would not be sufficient to meet Host’s distribution and tax obligations.

As a result of the Starwood Transactions, Host owns, through Host LP, 100% of the outstanding common stock (and a portion of the outstanding preferred stock) of three entities that will elect to be treated as REITs. Each of these subsidiary REITs of Host will be subject to the same requirements that Host must satisfy in order to qualify as a REIT, including the distribution requirements described above.

Adverse tax consequences would apply if Host or any of our subsidiary REITs failed to qualify as a REIT.

We believe that Host has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with our taxable year beginning January 1, 1999, and Host currently intends to continue to operate as a REIT during future years. In addition, after the Starwood Transactions, Host owns, through Host LP, three entities that will elect to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host’s subsidiary REITs qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host would fail to qualify as a REIT unless we (or the subsidiary REIT) could avail ourselves (itself) of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host or any of the subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost.

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

To qualify as a REIT, Host must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which currently constitutes substantially all of Host’s and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. If the leases were not respected as true leases for federal income tax purposes, neither Host nor any of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each would most likely lose its REIT status.

If our affiliated lessees fail to qualify as taxable REIT subsidiaries, Host and each of our subsidiary REITs would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of Host will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our subsidiary that is taxable as a regular C corporation and that has elected to be treated as a taxable REIT subsidiary with respect to Host. Each of the hotels acquired from Starwood are also leased to either a taxable REIT subsidiary of Host or a taxable REIT subsidiary of a subsidiary REIT. So long as any affiliated lessee qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant.” We believe that our affiliated lessees have qualified and will continue to qualify, and that the taxable REIT subsidiaries of our subsidiary REITs will qualify, to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a taxable REIT subsidiary for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our affiliated lessees (including the taxable REIT subsidiaries of our subsidiary REITs) from treatment as a taxable REIT subsidiary, it is possible that Host or a subsidiary REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests. If this occurred, Host and our subsidiary REITs would likely lose their REIT status.

Despite the REIT status of Host and our subsidiary REITs, we remain subject to various taxes.

Host or one of its subsidiary REITs will be required to pay federal income tax at the highest regular corporate rate upon its share of any “built-in gain” recognized as a result of any sale before the expiration of the applicable 10-year holding period of assets, including certain hotels acquired as part of Host’s conversion to a REIT or from Starwood and its affiliates as part of the acquisition of the Starwood Portfolio. The total amount of gain on which Host would be subject to corporate income tax if these built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to us. In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

Notwithstanding their status as a REIT, Host and our subsidiaries (including our subsidiary REITs) will be subject to some federal, state, local and foreign taxes on their income and property. For example, Host and our subsidiary REITs will pay tax on certain types of income that is not distributed and will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s length basis. Moreover, the taxable REIT subsidiaries of Host and our subsidiary REITs are taxable as regular C corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

Host LP is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host.

If the IRS were to challenge successfully Host LP’s status as a partnership for federal income tax purposes, Host would cease to qualify as a REIT and suffer other adverse consequences.

We believe that Host LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including Host, is required to pay tax on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge Host LP’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating Host LP as a corporation for federal income tax purposes, Host would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If Host LP fails to qualify as a partnership for federal income tax purposes or Host fails to qualify as a REIT, either failure would cause an event of default under Host LP’s credit facility that, in turn, could constitute an event of default under Host LP’s outstanding debt securities. Also, the failure of Host LP to qualify as a partnership would cause it to become subject to federal, state and foreign corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including Host.

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

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend that we will hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with our investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% penalty tax.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

See Section “Our Hotel Properties” of Item 1 above for a discussion of our hotel properties.

Item 3.	Legal Proceedings

We are involved in various immaterial legal proceedings in the normal course of business. We are vigorously defending each of these claims.

Item 4.	Submission of matters to a vote of security holders

None.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as our executive officers as of February 23, 2007.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Richard E. Marriott Chairman of the Board	68	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

Christopher J. Nassetta President, Chief Executive Officer and Director	44	Christopher J. Nassetta joined our company in October 1995 as Executive Vice President and was elected our Chief Operating Officer in 1997. He became our President and Chief Executive Officer in May 2000. Prior to joining us, Mr. Nassetta served as President of Bailey Realty Corporation and as the Chief Development Officer for The Oliver Carr Company.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	48	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001. Prior to joining our company, Ms. Abdoo served as Senior Vice President and Assistant General Counsel of Orbital Sciences Corporation.

Minaz Abji Executive Vice President, Asset Management	53	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

James F. Risoleo Executive Vice President, Chief Investment Officer	51	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities. Prior to joining us, Mr. Risoleo served as Vice President of Development for Interstate Hotels Corporation and Senior Vice President at Westinghouse Financial Services.

W. Edward Walter Executive Vice President, Chief Financial Officer	51	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001 and Chief Financial Officer in 2003. Prior to joining us, Mr. Walter was a partner with Trammell Crow Residential Company and the President of Bailey Capital Corporation.

Larry K. Harvey Senior Vice President, Chief Accounting Officer	42	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, he was promoted to Senior Vice President, Chief Accounting Officer. Prior to joining us, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, he was our Vice President of Corporate Accounting, prior to the spin-off of Crestline in 1998.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Gregory J. Larson Senior Vice President, Treasurer and Investor Relations	42	Gregory J. Larson joined our company in October 1993 and is currently the Senior Vice President responsible for our Treasury, Corporate Finance and Investor Relations functions. Prior to joining us, Mr. Larson worked for Marriott International, Inc.

Pamela K. Wagoner Senior Vice President, Human Resources	43	Pamela K. Wagoner joined our company in October 2001 as Vice President for Human Resources and became Senior Vice President in February 2003. Prior to joining us, Ms. Wagoner served as Vice President of Human Resources at SAVVIS Communications, and prior to that was the Director of Human Resources at Lucent Technologies, Inc.

PART II

Item 5.	Market for our common stock and related stockholder matters

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2005
1st Quarter	$17.24	$15.49	$0.08
2nd Quarter	17.57	16.22	0.10
3rd Quarter	19.05	17.00	0.11
4th Quarter	18.95	16.19	0.12

2006
1st Quarter	$21.25	$18.95	$0.14
2nd Quarter	21.41	19.62	0.17
3rd Quarter	22.66	20.69	0.20
4th Quarter	25.60	22.30	0.25

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

As of February 15, 2007, there were 33,273 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 15, 2007, there were 2,136 holders of OP units (in addition to Host). OP units are redeemable for cash, or, at our election, convertible into Host common stock.

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

Fourth Quarter 2006 Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
September 9, 2006— October 8, 2006	188	*	$23.15	—	—
October 9, 2006— November 8, 2006	—		$—	—	—
November 9, 2006— December 8, 2006	383	*	$23.35	—	—
December 9, 2006— December 31, 2006	—		$—	—	—

Total	571	*	$23.28	—	—

*	Reflects shares of restricted common stock withheld for payment of taxes in connection with the release of common shares to plan participants in the Company’s Comprehensive Stock and Cash Incentive Plan. The average price paid reflects the market value of the shares at the time withheld.

Item 6.	Selected Financial Data

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2006:

	Fiscal year
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$4,888	$3,766	$3,457	$3,116	$3,160
Income (loss) from continuing operations	309	125	(82)	(253)	(96)
Income from discontinued operations(1)	429	41	82	267	80
Net income (loss)	738	166	—	14	(16)
Net income (loss) available to common stockholders	718	135	(41)	(21)	(51)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	.60	.26	(.36)	(1.02)	(.50)
Income from discontinued operations	.89	.12	.24	.95	.31
Net income (loss)	1.49	.38	(.12)	(.07)	(.19)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	.60	.26	(.36)	(1.02)	(.50)
Income from discontinued operations	.88	.12	.24	.95	.31
Net income (loss)	1.48	.38	(.12)	(.07)	(.19)
Cash dividends declared per common share	.76	.41	.05	—	—
Balance Sheet Data:
Total assets	$11,808	$8,245	$8,421	$8,592	$8,316
Debt(2)	5,878	5,370	5,523	5,486	5,638
Convertible Preferred Securities(2)	—	—	—	475	475
Preferred stock	97	241	337	339	339

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties sold and the gain or loss on those dispositions and in 2003 the business interruption proceeds for the New York Marriott World Trade Center hotel.
(2)	We adopted Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) in 2003. Under FIN 46, our limited purpose trust subsidiary that was formed to issue trust-preferred securities (the “Convertible Preferred Securities”) was accounted for on a consolidated basis as of December 31, 2003 since we were the primary beneficiary under FIN 46. Effective January 1, 2004, the FASB revised FIN 46, which we refer to as FIN 46R, and we were required to deconsolidate the accounts of the Convertible Preferred Securities Trust (the “Trust”). As a result, we recorded the $492 million in debentures (Convertible Subordinated Debentures) issued by the Trust and eliminated the $475 million of Convertible Preferred Securities that were previously classified in the mezzanine section of our consolidated balance sheet prior to January 1, 2004. The difference of $17 million was our investment in the Trust, which was included in “Investments in affiliates” on our consolidated balance sheet prior to the conversion and redemption of the Convertible Preferred Securities. Between December 2005 and April 15, 2006, we converted or redeemed all of the Convertible Preferred Securities into approximately 30.8 million common shares and $2 million in cash.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

As of February 23, 2007, we own 123 luxury and upper upscale hotel properties and we are the largest lodging REIT in the National Association of Real Estate Investment Trust’s composite index. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. Host operates as a self-managed and self-administered REIT and owns approximately 96.5% of the partnership interests of Host Hotels & Resorts, L.P., or Host LP.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority of our properties are located in central business districts of major cities, near airports and in resort/convention destinations. The target profile for our portfolio includes luxury and upper upscale hotels in urban and resort/convention destinations that benefit from significant barriers to entry by competitors. Though hotels meeting this target profile will still be subject to competitive pressures, we believe this will allow us to maintain room rate and occupancy premiums over our competitors. We also seek to maximize the value of our portfolio through aggressive asset management by assisting the managers of our hotels in maximizing property operations and by completing strategic capital improvements.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business, and contract business, which made up approximately 54%, 42% and 4%, respectively, of our business in 2006. Similar to the majority of the lodging industry, we further categorize business within these categories based on characteristics they have in common as follows:

Transient demand broadly represents individual business or leisure travelers and is divided into four key sub-categories: premium, corporate, special corporate and discount. Overall, business travelers make up the majority of transient demand at our hotels, with leisure travelers making up the remainder. Therefore, our business will be more significantly affected by trends in business travel versus leisure demand:

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

•

Discount: This encompasses all discount programs, such as AAA and AARP discounts, government per diem, rooms booked through wholesale channels, frequent guest program redemptions, and promotional rates and packages offered by a hotel.

Group demand represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Examples include a company training session or a social event such as a family reunion. Group business is segmented into the following three key sub-categories:

•	Association: group business related to national and regional association meetings and conventions.

•	Corporate: group business related to corporate meetings (e.g., product launches, training programs, contract negotiations, and presentations).

•	Other: group business predominately related to social, military, education, religious, fraternal and youth and amateur sports teams, otherwise known as SMERF business.

The final category is contract demand, which refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Contract rates are usually utilized by hotels that are located in markets that are experiencing consistently lower levels of demand. Airline crews are typical generators of contract demand for our hotels.

Understanding Our Performance

Our Revenues and Expenses

Our hotels are operated by third-party managers under long-term agreements under which they typically earn base and incentive management fees related to the revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to operate the property, including purchasing inventory and paying wages, utilities, property taxes and other expenses. We generally receive a cash distribution, which reflects hotel-level sales less property-level operating expenses (excluding depreciation), from our hotel managers each four-week or monthly accounting period, depending on the manager.

Hotel revenue is approximately 97% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

% of 2006 Revenues
• Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and premium versus discount business) is a significant driver of room rates.	61%

• Food and beverage revenue. Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s restaurants).	30%

• Other revenue. Occupancy, the nature of the property (i.e., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, telephone, entertainment and other guest services.	6%

Hotel operating expenses are approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2006 Operating Costs and Expenses
• Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	17%

• Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	26%

% of 2006 Operating Costs and Expenses
• Hotel departmental expense. These expenses include labor and other costs associated with the other ancillary revenues such as parking, golf courses, spas, telephones, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	29%

• Management fees. Base management fees are computed as a percentage of gross revenue as set forth in our management contracts. Incentive management fees generally are paid when operating profits exceed threshold levels established in our management agreements.	6%

• Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change in tandem with changes in revenues at our hotels.	9%

• Depreciation and amortization expense. This is a non-cash expense that is relatively inflexible and changes primarily based on the acquisition and disposition of hotel properties and the level of post-acquisition capital expenditures.	11%

The expense components listed above are based on those presented in our consolidated statement of operations. It is also worth noting that wage and benefit costs are spread among various line items, however, taken separately these costs represent approximately 50% of our total expenses, making wages and benefits the most significant component of our cost structure.

Key Performance Indicators

We have several key indicators that we use to evaluate the performance of our business, including RevPAR, Funds From Operations (“FFO”) per diluted share and hotel adjusted operating profit. Revenue per available room, or RevPAR, is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels.

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

We also use, among other things, FFO per diluted share as a supplemental measure of company-wide profitability. See “Non-GAAP Financial Measures—FFO per diluted share” for further discussion. Another key profitability indicator we use is hotel adjusted operating profit, which is a non-GAAP measure which we use to evaluate the profitability of our comparable hotels. Hotel adjusted operating profit measures property-level results before debt service and is a supplemental measure of individual property-level profitability. The comparable hotel adjusted operating profit that we discuss is an aggregation of the adjusted operating profit for each of our comparable hotels. See “Non-GAAP Financial Measures—Comparable Hotel Operating Results” for further discussion. Each of the non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and earnings per share.

Summary of 2006 Operating Results

Total revenue increased $1.1 billion, or 29.8%, to $4.9 billion for the year, which includes $762 million of revenues for the properties acquired from Starwood in April 2006. Net income increased $572 million to $738 million in 2006. Net income includes approximately $416 million in gains from the sale of seven properties. Diluted earnings per share increased $1.10 to $1.48.

For our comparable properties, RevPAR increased 8.5% due to a 9.2% increase in average room rates, partially offset by a slight decrease in occupancy. The improvement in RevPAR was a result of continuing positive trends in both the economy and industry fundamentals. The significant improvement in room rates also helped drive an increase in operating margins. However, the increase in operating margins was partially offset by greater than inflationary increases in the costs of insurance, utilities and employee wages and benefits. Margins were also positively affected by the increase in food and beverage margins as a result of growth in catering and banquet sales. FFO per diluted share increased 33%, to $1.53, for 2006. FFO per diluted share was reduced by $.09 for 2006 due to costs associated with refinancing of senior notes, the redemption of preferred stock and non-recurring costs associated with the Starwood acquisition. By comparison, FFO per diluted share was reduced by $.08 for 2005 due to costs associated with refinancing and preferred stock transactions in 2005.

Acquisition and Disposition Activity

Acquisitions

Consistent with our acquisition strategy, in April 2006 we completed the purchase of 25 domestic and three foreign properties from Starwood for approximately $3.1 billion. The portfolio included properties in 14 states, Washington D.C., Santiago, Chile and Warsaw, Poland that are represented by premium brands such as Westin, Sheraton, W, St. Regis, and The Luxury Collection. The Sheraton Warsaw Hotel & Towers was subsequently contributed by us to the European Joint Venture. Combined with the formation of the European Joint Venture, which currently owns seven properties, we have significantly expanded our geographic and brand diversity, which we believe should create a strong platform for future growth. As a result of these transactions, approximately 56% of our 2007 budgeted hotel sales will be generated by Marriott-branded hotels, 9% by Ritz-Carlton hotels and 8% by Hyatt hotels, while Westin-branded hotels will represent 9% and Sheraton and W-branded hotels, both new brands to our portfolio, will represent 10% and 2%, respectively. Consistent with our previous acquisitions, the Starwood properties are primarily located in urban and convention or resort locations and in markets with significant barriers to entry. In particular, management believes that the European markets are in the early stages of a lodging recovery which should provide the opportunity for additional growth outside of the domestic lodging cycle.

We also continue to pursue single asset acquisitions of luxury and upper upscale hotels where we believe the properties can be acquired at attractive multiples of cash flow and at discounts to replacement cost. In September 2006, we acquired the 732-room Westin Kierland Resort & Spa, which includes a 27-hole golf course and a full-service spa, for approximately $393 million.

Dispositions

During 2006, we took advantage of market conditions to dispose of five non-core properties, where we believed the potential for revenue growth was lower. Proceeds from these sales were approximately $214 million and were used to repay debt, fund acquisitions, invest in our portfolio or for general corporate purposes. Additionally, we disposed of two core assets, the Swissôtel The Drake New York and the Fort Lauderdale Marina Marriott, which we sold for a total of approximately $586 million and recognized a gain of approximately $346 million. In these transactions we were able to capitalize on value enhancement opportunities and apply the proceeds towards the acquisition of the Starwood portfolio. In January 2007, we continued to execute on our disposition strategy through the sale of four additional non-core properties for approximately $119 million.

Debt and Equity Activity

Improving our interest coverage and leverage ratios remains a key management priority. During 2006, we issued approximately $1.3 billion in senior notes, assumed or issued $328 million of mortgage debt and drew $250 million on our credit facility. The proceeds were used to retire, redeem or prepay $828 million of senior notes, $84 million of mortgage debt and approximately $150 million of 10% Class C preferred stock. The remaining proceeds of the debt issuances were used for the asset acquisitions described above, to fund debt prepayment costs and for general corporate purposes. Additionally, we converted to common stock or redeemed for cash the $387 million remaining balance of the Convertible Subordinated Debentures. Overall, our debt balance increased approximately $508 million in 2006. We also increased our stockholders’ equity balance by approximately $2.8 billion during the year, primarily through the issuance of common stock as part of the acquisition of the Starwood portfolio and through the conversion of our Convertible Subordinated Debentures. As a result of these debt and equity activities and the continued improvement in the cash flow of our hotels, we significantly improved our interest coverage and leverage ratios during 2006.

2007 Outlook

Management believes that 2007 will be another strong year of growth as a result of continued upward trends in operating fundamentals, including the growth of the U.S. economy and strengthening group and transient business travel. Demand continues to improve though it is expected to grow at a slightly slower rate, while strong industry performance has begun to increase the pace of new supply. However, the majority of new projects scheduled for completion in the near-term are concentrated in the economy and mid-scale segments, are outside of major urban markets and will have less than 200 rooms. For example, a recent survey by Lodging Econometrics indicates that new room supply for luxury and upper upscale hotels in 2007 will be less than 10% of all new supply. Further, only 8.6% of the new supply will be in central business districts, which are our target markets. Supply growth will also continue to be constrained by increasing construction costs and labor market shortages. As a result, we expect that comparable hotel RevPAR will increase approximately 6.5% to 8.5% for the full year 2007.

We also expect to see improvements in RevPAR and operating margins as a result of our significant capital expenditures program at many of our properties, which we believe will enhance their competitive market position and improve their operating performance. In the near-term, some properties may experience temporary business disruption as rooms, common areas and meeting spaces are renovated. We expect to see improvements in the operations of our hotels as we complete the significant repositioning/return on investment projects within our existing portfolio.

Operating margin growth will also benefit from the increase in room rate driven growth in 2007, as well as continued improvement in food and beverage revenues associated with the expected growth in group business. While we expect margins to improve, margin growth will be restrained by continued pressure from above-inflationary growth in costs, including wages and benefits, real estate taxes and property insurance.

We intend to declare a regular quarterly dividend of $.20 in 2007, which will result in an increase over the 2006 total dividends declared. In addition, we intend to declare a special dividend in the fourth quarter based upon our operating performance and the resulting effect on our level of taxable income. Based on the forecasted growth in operations and expected level of capital expenditures, we believe the special dividend will be meaningfully higher than the amount declared in 2006. The amount of any dividend will be determined by Host’s Board of Directors.

While we believe the trends discussed above create the opportunity for improvements in our business in 2007, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2006	2005	% Change 2005 to 2006		2004	% Change 2004 to 2005
Revenues
Total hotel sales	$4,769	$3,655	30.5%		$3,350	9.1%

Operating costs and expenses:
Property-level expenses(1)	4,030	3,202	25.9		3,004	6.6
Corporate and other expenses	94	67	40.3		67	—
Gain on insurance settlement	13	9	44.4		3	N/M (4)
Operating profit	777	506	53.6		389	30.1
Interest expense	450	443	1.6		483	(8.3)
Minority interest expense	41	16	N/M	(4)	4	N/M (4)
Income (loss) from continuing operations	309	125	N/M	(4)	(82)	N/M (4)
Income from discontinued operations	429	41	N/M	(4)	82	(50.0)
Net income	738	166	N/M	(4)	—	N/M (4)

All hotel operating statistics(2):
RevPAR	$133.48	$121.66	9.7%		$109.51	11.1%
Average room rate	$182.56	$167.64	8.9%		$152.03	10.3%
Average occupancy	73.1%	72.6%	0.5 pts.		72.0%	0.6 pts.

Comparable hotel operating statistics(3):
Comparable hotel RevPAR	$135.46	$124.80	8.5%		N/A	9.5%
Comparable average room rate	$184.77	$169.23	9.2%		N/A	7.6%
Comparable average occupancy	73.3%	73.7%	(0.4	) pts.	N/A	1.2 pts.

(1)	Amount represents operating costs and expenses per our statements of operations less corporate and other expenses and the gain on insurance settlement.
(2)	Operating statistics are for all properties as of December 31, 2006, 2005 and 2004 and include the results of operations prior to their disposition for hotels we have sold.
(3)	Comparable hotel operating statistics for 2006 and 2005 are based on 95 comparable hotels as of December 31, 2006. The percent change from 2004 to 2005 is based on 98 comparable hotels as of December 31, 2005. See “Comparable Hotel Operating Statistics” for further details.
(4)	N/M=Not Meaningful

2006 Compared to 2005

Hotel Sales Overview

	2006	2005	% Change
	(in millions)
Revenues
Rooms	$2,989	$2,257	32.4%
Food and beverage	1,479	1,155	28.1
Other	301	243	23.9

Total hotel sales	$4,769	$3,655	30.5

Hotel sales increased $1.1 billion, or 30.5%, to approximately $4.8 billion for 2006. Hotel sales include approximately $863 million and $14 million for 2006 and 2005, respectively, of sales from hotels acquired in 2006 and 2005. Hotel sales of approximately $70 million and $176 million for 2006 and 2005, respectively, for properties sold or classified as held for sale at December 31, 2006 have been reclassified as discontinued operations on our consolidated statements of operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of December 31, 2006, 95 of our 128 hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. The following discussion is of the sales results of our comparable hotels considering property type (i.e. urban, suburban, resort/convention or airport) and geographic region. We also discuss the sales results of our hotels considering the mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 7.6% to approximately $3.8 billion for 2006. The revenue growth reflects the increase in comparable RevPAR of 8.5%, as a result of an increase in average room rates of 9.2% and a slight decrease in occupancy of 0.4 percentage points. The growth in average room rate was driven by a number of positive trends such as strong United States GDP growth, low growth in the supply of new luxury and upper upscale hotels and the strengthening in the group and transient segments of our business. As a result of these trends, our operators were able to significantly increase average daily room rates and continued to manage the mix of business away from lower rated discount and contract business in favor of higher rated corporate transient and corporate and association group business. However, this yield management at our hotels did result in fewer occupied rooms and was the primary factor for the slight occupancy decline. Occupancy was also affected by weakness in individual markets and temporary disruption to certain properties due to our capital expenditure program. For the 27 hotels acquired from Starwood that we consolidate, RevPAR increased 10.9% when compared to the full year 2005.

Food and beverage revenues for our comparable hotels increased 6.6%, primarily due to increased sales from our catering and banquet business. Growth in sales of our food and beverage operations, which historically represent approximately 30% of our revenues, also positively affected overall operating margins, as our managers continue to shift business from outlets to banquet sales. Food and beverage margins increased 2.1 percentage points in 2006. We expect food and beverage revenue to continue to increase, which should contribute to continued growth in our operating margins.

The increase in sales also is affected by our properties market share as measured by the RevPAR penetration index. The RevPAR penetration index reflects each property’s RevPAR in relation to the RevPAR for that property’s competitive set. The competitive set for our hotels typically is determined through negotiations between our managers and us as certain termination provisions in our management agreements are based on our hotel’s performance against their competitive set. Competitive set determinations are subjective and, as a result, our methodology of determining a hotel’s competitive set may differ materially from those used by other owners and/or managers. Additionally, RevPAR penetration index often will shift dramatically upon the addition of a new hotel to the competitive set or upon a change in demand for a particular market, regardless of the hotel’s performance. As a result, we predominantly use RevPAR penetration index to evaluate the market share of our hotels on an individual basis, as opposed to in the aggregate. We seek to maintain a RevPAR penetration index above 100 for all of our properties, which would indicate that a hotel maintains a RevPAR premium in relation to its competitive set. Currently, approximately three-quarters of our properties achieve a RevPAR penetration index of 100 or higher.

Comparable Hotel Sales by Property Type

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2006 and 2005:

By Property Type

	As of December 31, 2006		Year ended December 31, 2006			Year ended December 31, 2005
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	39	22,680	$197.20	76.8%	$151.43	$179.94	76.6%	$137.90	9.8%
Suburban	29	11,138	145.94	67.3	98.27	134.69	67.7	91.12	7.8
Airport	16	7,328	135.31	73.1	98.85	122.41	75.9	92.89	6.4
Resort/ Convention	11	6,825	253.31	71.8	181.91	236.64	71.8	170.00	7.0

All Types	95	47,971	184.77	73.3	135.46	169.23	73.7	124.80	8.5

For 2006, revenues increased across all of our comparable hotel property types, led by our urban hotels, as we benefited from strong performance in several of our downtown markets such as Chicago, New York and Boston. RevPAR growth at our resort/convention hotels was driven by the RevPAR increases at our Naples and Maui resort/convention hotels. The increase in RevPAR at our airport hotels was less than the comparable portfolio as the increase in average room rates of 10.5% was partially offset by decreases in occupancy of 2.8 percentage points due, in part, to renovations at our San Francisco airport hotels. The comparable hotel RevPAR increase for our suburban hotels reflected an increase in average room rates of 8.4%.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of December 31, 2006 and 2005:

By Region

	As of December 31, 2006		Year ended December 31, 2006			Year ended December 31, 2005
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	21	11,485	$201.76	74.6%	$150.44	$184.70	76.3%	$140.87	6.8%
Florida	10	6,435	192.58	70.9	136.47	177.63	71.8	127.57	7.0
Mid-Atlantic	8	5,865	227.45	79.9	181.76	207.20	78.8	163.22	11.4
DC Metro	13	5,335	185.39	71.8	133.10	173.23	76.4	132.41	0.5
North Central	12	4,906	152.28	72.2	109.89	138.55	69.0	95.58	15.0
South Central	7	4,125	144.72	71.6	103.63	131.25	74.1	97.25	6.6
Atlanta	7	2,625	188.61	70.5	132.97	171.69	69.4	119.13	11.6
New England	6	3,032	170.11	76.9	130.81	155.57	72.9	113.35	15.4
Mountain	6	2,210	132.71	65.5	86.98	119.89	64.3	77.04	12.9
International	5	1,953	151.61	72.0	109.21	134.18	72.2	96.83	12.8

All Regions	95	47,971	184.77	73.3	135.46	169.23	73.7	124.80	8.5

For 2006, the majority of our geographic regions experienced strong growth in comparable hotel RevPAR, with six of the ten regions experiencing double-digit growth rates.

Our New England region was the top performing region. In particular, our downtown Boston hotels continued to benefit from very strong group demand.

The DC region was our worst performing region. Comparable hotel RevPAR in the DC region was negatively affected by the renovations at the JW Marriott, Washington, D.C., which had a significant number of rooms out of service for the first and second quarters of 2006, as well as an overall decrease in congressional activity and a reduction in group business compared to 2005, which included the effect of the Presidential inauguration.

Increases in comparable hotel RevPAR in our Mountain region were due primarily to a 14.7% RevPAR increase at our three comparable hotels in the Denver market. We also experienced 11.5% RevPAR growth at our hotels located in the Phoenix/Scottsdale area.

Increases in comparable hotel RevPAR for our Mid-Atlantic region were driven by the performance at our two New York City hotels with comparable hotel RevPAR growth of 14.3%. Strong group, transient and international demand has contributed to the performance of the New York City market.

Our Pacific region benefited from strong RevPAR growth in the Hawaii and San Diego markets.

Comparable hotel RevPAR growth in our Florida region was primarily due to strong group bookings and improved transient demand at several of our resorts, especially The Ritz-Carlton, Naples.

Comparable hotel RevPAR growth for our Atlanta region was driven by an increase in room rates of 9.9%. The region has benefited from strong in-house group and transient demand.

Increases in comparable hotel RevPAR in the North Central region were primarily due to an increase in the average room rate and the average occupancy. The improvement was the result of strong growth across all segments of demand, particularly group demand at our six hotels in the Chicago market, which benefited from a significant increase in the number of city-wide convention events in 2006.

Comparable hotel RevPAR increases in our South Central region were driven primarily by strong increases in average room rate.

Comparable hotel RevPAR for our international properties increased 12.8% primarily due to the performance of our four Canadian properties.

Comparable hotel sales by business mix. The majority of our customers fall into three broad groups: transient business, group business and contract business. Those traveling as part of an organized group, meeting or convention are referred to as “Group” customers. Individual travelers are referred to as “Transient” customers. Based on 100 of our Marriott, Ritz-Carlton and Starwood hotels for which we have detailed customer demographics, our business in 2006 was approximately 42% group-based and 54% transient-based. Approximately 4% of our business is related to volume contracted business such as airline crews.

In 2006, overall demand was stronger and, therefore, our operators were able to significantly increase average daily room rates, particularly in the corporate transient segments. Overall transient average daily rates increased 10% when compared to last year and our overall group average room rate for these hotels increased almost 7%. The gap between transient rates and group rates widened in 2006, indicating that pricing power remained strong. We expect this trend in strong growth in average daily rates to continue in 2007, particularly in our transient business.

Rental Income.    Our rental income represents lease income from our 71 leased HPT Properties and three office property leases, as well as lease income from one upper upscale hotel. The $8 million improvement in rental income primarily is from operations at the leased HPT Properties as a result of investments in the properties by the lessor and improvements in the overall economy.

Property-level Operating Costs

	2006	2005	% Change
	(in millions)
Rooms	$707	$543	30.2%
Food and beverage	1,067	854	24.9
Hotel departmental expenses	1,202	1,000	20.2
Management fees	228	166	37.3
Other property-level expenses	367	284	29.2
Depreciation and amortization	459	355	29.3

Total property-level expenses	$4,030	$3,202	25.9

Property-level operating costs and expenses increased $0.8 billion, or 25.9%, to approximately $4 billion for 2006. Property-level operating costs and expenses include approximately $680 million and $12 million for 2006 and 2005, respectively, of property-level costs associated with hotels acquired in 2006 and 2005. Property-level operating costs and expenses exclude the costs for hotels we have sold or classified as “held for sale” at December 31, 2006, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs at our comparable hotels increased 6.4%. We expect operating costs to continue to increase in 2007 as a result of variable costs increasing with occupancy increases, and certain costs increasing at a rate above inflation, particularly wages and benefits, insurance and real estate taxes.

Corporate and Other Expenses.    Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses increased by $27 million, or 40.3%, due to an increase in compensation expense based on the strong performance of our stock price and an increase in overall staffing levels, as well as non-recurring costs associated with the Starwood acquisition of $7 million.

Gain on Insurance Settlement.    The gain on insurance settlement in 2006 of $13 million relates to business interruption insurance proceeds received as a result of lost profit at our New Orleans Marriott following Hurricane Katrina in August 2005 and at five of our hotels located in Florida following Hurricane Wilma in October 2005. We received an additional $3 million of business interruption insurance proceeds for the Fort Lauderdale Marina Marriott, which is included in income from discontinued operations, as we sold the hotel during 2006. The gain on insurance settlement in 2005 relates to $9 million of business interruption insurance proceeds for the New Orleans Marriott.

In addition to the business interruption insurance proceeds, our insurance policy provides us with reimbursement for the replacement cost for the damage done to these assets. As a result, we have written off the approximate $38 million book value of the damaged assets, which includes certain repair and clean-up costs. The write off of the assets has been completely offset by the establishment of an insurance receivable and, accordingly, there is no effect on the statement of operations. Further, to the extent that our insurance settlement proceeds are in excess of the amounts written off, we will record a gain on insurance settlement in the period that all contingencies are resolved. To date, we have received approximately $22 million in insurance proceeds related to our property damage claim.

Interest Income.    Interest income increased $12 million, primarily due to an increase in our cash balance and increases in the interest rates earned on cash and restricted cash balances.

Interest Expense.    Interest expense increased $7 million. The increase in interest expense in 2006 is primarily due to a net increase in debt of approximately $508 million and increased rates for our variable rate debt. The increase was partially offset by a decline from $30 million in 2005 to $17 million in 2006 for call premiums, accelerated deferred financing costs and original issue discounts and the early termination of our interest rate swap agreements associated with debt prepayments. In addition, interest expense for 2006 includes approximately $5 million of non-recurring bridge loan fees and expenses related to the Starwood acquisition.

Net Gains on Property Transactions.    The gains primarily represent the amortization of deferred gains on the sale of the HPT Properties in 1995 and 1996. In 2005, gains also included the pre-tax gain of $69 million on the sale of 85% of our interest in CBM Joint Venture LLC.

Gain (Loss) on Foreign Currency and Derivative Contracts.    The gain on foreign currency and derivative contracts in 2005 is primarily due to the $2 million increase in the fair value of the foreign currency exchange contracts on two of our Canadian hotels. These agreements were terminated in the fourth quarter of 2005.

Minority Interest Expense.    As of December 31, 2006, we held 96.5% of the partnership interests in Host LP. The increase in our minority interest expense for 2006 primarily is due to the increase in the net income of Host LP, as well as the net income of certain of our consolidated hotel partnerships that are partially owned by third parties.

Equity in Earnings (Losses) of Affiliates.    Our share of losses of affiliates increased by $5 million primarily due to the losses recorded from our investment in the European Joint Venture of $8 million, which includes our portion of a foreign currency hedge loss of $7 million, as the venture hedged a portion of its initial investment for the acquisition of six of its hotels.

Discontinued Operations.    Discontinued operations consist of the results of operations and the gain or loss on disposition of seven hotels sold in 2006, four hotels classified as held for sale as of December 31, 2006 and five hotels sold in 2005. For 2006 and 2005, revenues for these properties were $70 million and $176 million, respectively, and income before taxes was $13 million, which includes $3 million of business interruption insurance proceeds for the Fort Lauderdale Marina Marriott, and $22 million, respectively. We recognized a gain, net of tax, of $416 million and $19 million for 2006 and 2005, respectively, on the disposition of these hotels.

2005 Compared to 2004

Hotel Sales Overview

	2005	2004	% Change
	(in millions)
Revenues
Rooms	$2,257	$2,034	11.0%
Food and beverage	1,155	1,091	5.9
Other	243	225	8.0

Total hotel sales	3,655	3,350	9.1

Hotel sales increased $305 million, or 9.1%, to approximately $3.7 billion for 2005. Hotel sales include approximately $152 million and $59 million for 2005 and 2004, respectively, of sales from hotels acquired in 2005 and 2004. Sales for properties sold or classified as held for sale at December 31, 2006 have been reclassified as discontinued operations on our condensed consolidated statements of operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. As of December 31, 2005, 98 of our 107 hotels were classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications. We also discuss the sales results of our hotels considering the mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 7.7% to approximately $3.6 billion for 2005. The revenue growth reflects the increase in comparable RevPAR of 9.5%, as a result of an increase in average room rates of 7.6% and an increase in occupancy of 1.2 percentage points. Food and beverage revenues for our comparable hotels increased 5.6%, primarily due to an increase in catering and outlet revenues.

Demand was strong in 2005, enabling our operators to significantly increase average daily room rates, particularly in the premium and corporate transient segments. For our comparable Marriott hotels, which represented 78% of our total comparable rooms as of December 31, 2005, premium and corporate transient average daily rates increased 12.6% when compared to last year. Our overall transient average room rate for these hotels increased 10.2%. The gap between transient and group rate widened in 2005 indicating pricing power is strong. Total group room revenue for our comparable Marriott hotels increased 6.2% compared to during 2005, primarily due to an increase in average room rates of approximately 5.0%.

Comparable Hotel Sales by Property Type

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2005 and 2004:

By Property Type

	As of December 31, 2005		Year ended December 31, 2005			Year ended December 31, 2004
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	39	22,874	$183.26	76.7%	$140.63	$170.00	75.3%	$127.95	9.9%
Suburban	33	12,195	133.96	67.9	90.93	124.44	66.5	82.71	9.9
Airport	16	7,328	122.41	75.9	92.89	113.12	74.6	84.37	10.1
Resort/ Convention	10	6,388	216.80	70.9	153.82	202.44	71.1	143.97	6.8

All Types	98	48,785	166.80	73.6	122.82	154.96	72.4	112.21	9.5

For 2005, revenues increased significantly across all of our hotel property types, led by our airport hotels with a comparable hotel RevPAR increase of 10.1%, which reflected an average room rate increase of 8.2%. Our urban hotels performed well in 2005, with comparable hotel RevPAR growth of 9.9%. The significant increase in comparable hotel RevPAR at our urban properties was primarily driven by an increase in average room rate of 7.8%, while average occupancy improved by 1.4 percentage points. Our resort/convention hotels had comparable hotel RevPAR growth of 6.8%, with average room rate growth of 7.1%. These hotels include many of our Florida hotels, which experienced a decline in RevPAR in the fourth quarter due to Hurricane Wilma. Our suburban hotels experienced a comparable hotel RevPAR increase of 9.9%, which reflected an average room rate increase of 7.7%.

Comparable Hotel Sales by Geographic Region

The following table sets forth performance information for our comparable hotels by geographic region as of December 31, 2005 and 2004:

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

Improvement in our DC Metro region during 2005 was driven by strong performance at all of our hotels in the region, which benefited from solid group and business transient demand. Overall, comparable hotel RevPAR increases for the region reflected an average room rate increase of 11.5% and an average occupancy increase of 2.4 percentage points.

Our Mountain region was led by a 16.2% RevPAR increase at our three comparable hotels in the Denver market. We also experienced an 11.2% RevPAR growth at our hotels located in the Phoenix/Scottsdale area.

Comparable hotel RevPAR for our Mid-Atlantic region was driven by the performance at our three New York City hotels with comparable hotel RevPAR growth of 17.0%, which was the strongest RevPAR growth in any of our major urban markets for the year. Strong group, transient and international demand has strengthened the performance in the New York City market.

Our Pacific region experienced strong RevPAR growth in the Los Angeles, Hawaii and San Diego markets.

Comparable RevPAR for our Florida region grew 5.9% during 2005, as strong performance from our properties in the Tampa Bay and Miami markets were partially offset by a decline in group bookings at our Orlando World Center Marriott hotel. The results were also negatively affected by the business interruption due to Hurricane Wilma, which struck southern Florida in October 2005.

During the year, Atlanta generally had modest comparable RevPAR growth due to weak convention activity in the region. This was offset by an increase in demand in the fourth quarter due to the relocation of group and transient business from New Orleans and Florida, which were severely affected by the active hurricane season. As a result, overall RevPAR growth for the year was approximately 5.8%.

Our New England region underperformed with comparable RevPAR growth of 3.4% during 2005 due to weak convention activity during the year, particularly in the Boston market.

The increase in comparable RevPAR for our North Central region was led by our Chicago hotels, were comparable RevPAR increased 7.9%.

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

Comparable hotel RevPAR for our international properties was driven by our four Canadian properties, which experienced an increase in comparable hotel RevPAR of 10.4%.

Rental Income.    Our rental income represents lease income from our 71 leased HPT Properties and three office property leases, as well as lease income from one upper upscale hotel. The $5 million improvement in rental income primarily is from operations at the leased HPT Properties which have continued to improve as a result of the stronger economy and the completion of major renovation projects at most of these properties in 2004.

Property-level Operating Costs

	2005	2004	% Change
	(in millions)
Rooms	$543	$503	8.0%
Food and beverage	854	816	4.7
Hotel departmental expenses	1,000	930	7.5
Management fees	166	137	21.2
Other property-level expenses	284	282.7
Depreciation and amortization	355	336	5.7

Total property-level expenses	$3,202	$3,004	6.6

Property-level operating costs and expenses increased 6.6% to approximately $3.2 billion for 2005. Property-level operating costs and expenses exclude the costs for hotels we have sold and held for sale as of December 31, 2006, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs increased 15.8%, primarily due to increases in oil and gas prices, while the increase in management fees of 21.2% were a direct result of the growth in the revenues and profitability of our properties.

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

Minority Interest Expense.    As of December 31, 2005, we held approximately 95% of the partnership interests in Host LP. The increase in our minority interest expense is due to the increase in the net income of Host LP, as well as the net income of certain of our consolidated hotel partnerships that are partially owned by third parties.

Equity in Earnings (Losses) of Affiliates.    Equity in losses of affiliates decreased by $15 million due to the sale of 85% of our interest in CBM Joint Venture LLC during March 2005 and because the joint venture, which had recorded net losses throughout 2004, had net income in 2005.

Benefit from (provision for) income taxes.    The increase in the provision for income taxes primarily reflects the $28 million tax expense from the sale of 85% of our interest in CBM Joint Venture LLC.

Discontinued Operations.    Discontinued operations consist of the results of operations and the gain or loss on disposition of seven hotels sold in 2006, four hotels classified as held for sale at December 31, 2006, five hotels sold in 2005 and nine hotels sold in 2004. For 2005 and 2004, revenues for these properties were $176 million and $313 million, respectively, and income before taxes was $22 million and $30 million, respectively. We recognized a gain, net of tax, of $19 million and $52 million for 2005 and 2004, respectively, on the disposition of these hotels.

Liquidity and Capital Resources

Cash Requirements

We use cash for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses and dividends to stockholders. As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gain) to our stockholders in the form of dividends. Funds used to make these dividends are provided from Host LP. Our sources of cash are cash from operations, proceeds from the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. We depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances.    As of December 31, 2006, we had $364 million of cash and cash equivalents, which was an increase of $180 million from December 31, 2005. Approximately $133 million of the December 31, 2006 cash balance was used to pay our fourth quarter dividends in January 2007. As a result of the current operating environment and the flexibility and capacity provided by our credit facility, we would be comfortable with reducing our cash balances closer to the $100 million to $150 million level that we have historically maintained.

Approximately $84 million of mortgage debt was prepaid prior to its maturity in 2006. Principal amortization of mortgage debt totaled approximately $59 million for 2006. Approximately $215 million of mortgage debt matures in 2007, $88 million of which was refinanced in the first quarter of 2007 with a

$134 million, 5.55% loan that does not require principal amortization. An additional $54 million of principal amortization is expected in 2007. We also expect to repay a mortgage secured by four hotels for $190 million in October 2007, at which time the interest rate on the loan substantially increases and all excess cash flow is used to pay down the mortgage. We believe we have sufficient cash or availability under our line of credit to deal with our near-term maturities, as well as any unexpected decline in the cash flow from our business.

On December 28, 2006, we borrowed approximately $250 million under our credit facility to retire the Series G senior notes. We repaid $75 million of the draw in January 2007 and, as a result, we currently have $400 million of availability under our credit facility. We expect to repay the amounts outstanding under the credit facility with the proceeds from asset sales, debt refinancings and available cash during the first quarter of 2007.

Acquisitions and Dispositions.    On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood. For the 28 hotels included in the initial closing, the total consideration paid by Host to Starwood and its stockholders included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the cash payment of approximately $750 million, which includes closing costs. An exchange price of Host common stock of $16.97 per share was calculated based on guidance set forth in Emerging Issues Task Force Issue No. 99-12, as the average of the closing prices of Host common stock during the range of trading days from two days before and after the November 14, 2005 announcement date.

We entered into the European Joint Venture to acquire hotels in Europe with ABP and GIC RE. Host LP is a limited partner and also serves as the general partner of the European Joint Venture. The percentage interest of the parties in the European Joint Venture is 19.9% for ABP, 48% for GIC RE and 32.1% for Host LP (including its limited and general partner interests). The initial term of the European Joint Venture is ten years subject to two one-year extensions with partner approval. As of December 31, 2006, the European Joint Venture owns seven hotels in four countries. We have invested approximately €106 million ($137 million) in the European Joint Venture, which includes the contribution of the Sheraton Warsaw Hotel & Towers on May 2, 2006, which was acquired from Starwood on April 10, 2006. Under the partnership agreement, if the European Joint Venture is fully funded, our total contribution is expected to be approximately €171 million, or an additional €65 million ($86 million).

In addition to the acquisition of the Starwood portfolio and the properties included in the European Joint Venture, we acquired The Westin Kierland Resort & Spa in Scottsdale, Arizona for approximately $393 million, which includes the assumption of a $135 million mortgage. We also completed the sale of seven properties during 2006 for total proceeds of approximately $800 million and recorded gains on the dispositions of approximately $416 million, net of tax. A portion of the proceeds was used to fund the acquisition of the Starwood portfolio. For 2007, we expect to complete the sale of an additional $300 million to $500 million of non-core assets in addition to the $119 million of sales completed in January 2007. We would also expect to complete a similar amount of acquisitions during the year.

We may acquire additional properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from sales of properties from our existing portfolio, the incurrence of debt, available cash, advances under our credit facility, proceeds from equity offerings of Host, or issuance of OP units by Host LP. Additionally, the number of potential acquirers for individual hotel properties has increased due to the improvement of both the capital markets and the lodging industry and, as a result, the cost of acquiring properties has increased.

Debt Repayments and Refinancings.    We seek to maintain a capital structure and liquidity profile with an appropriate balance of debt and equity to provide financial flexibility given the inherent volatility in the lodging industry, the debt capacity to buy assets in a downturn in the lodging cycle and the ability to continue to pay common stock dividends in the event that operations decline.

During 2006, we took advantage of the strong capital markets to reduce our leverage, improve our interest coverage and maintain a balanced maturity schedule. We issued the 6 3/4% Series P senior notes due in 2016 and 6 7/8% Series R senior notes due in 2014 for total proceeds of approximately $1.3 billion (both of which were subsequently exchanged for Series Q senior notes and Series S senior notes, respectively, that are registered under the Securities and Exchange Act of 1933 and, therefore, are freely transferable by the holders). We used the proceeds to fund a portion of our acquisitions, redeem the $150 million 10% Class C preferred stock, repay the remaining $136 million of 7 7/8% Series B senior notes, which were due in August 2008, and repay the $450 million 9 1/2% Series I senior notes, which were due in January 2007. Additionally, in December 2006, we drew approximately $250 million on our credit facility, which currently has a floating rate of interest at LIBOR plus 2% (7.38% at December 31, 2006), and, with available cash, repaid the $242 million, 9 1/4% Series G senior notes, which were due in October 2007, and the related prepayment costs. During the year, we also assumed approximately $212 million of mortgage debt in conjunction with hotel acquisitions and issued $116 million of mortgage debt that is secured by our four Canadian hotels. We also repaid an additional $84 million of mortgage debt related to the Boston Marriott Copley Place. In the first quarter of 2006, we also converted to common stock or redeemed for cash the remaining $387 million of Convertible Subordinated Debentures. The remaining proceeds of the senior note and mortgage debt issuances were used for the asset acquisitions described above and for general corporate purposes. While the net effect of these transactions resulted in a net increase in our debt balances of approximately $508 million, we increased our stockholders’ equity balance by approximately $2.8 billion during 2006, primarily through the issuance of common stock as part of the acquisition of the Starwood portfolio and through the conversion of our Convertible Subordinated Debentures. Additionally, in February of 2007, we refinanced the $88 million 8.58% mortgage loan on the Harbor Beach Marriott Resort and Spa and obtained a $134 million, seven year mortgage with a 5.55% interest rate and no principal amortization. The excess proceeds will likely be used for ROI/repositioning and value enhancement capital expenditures at the property.

We may continue to redeem or refinance senior notes and mortgage debt from time-to-time to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share because of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Specifically, interest expense includes $17 million and $30 million for 2006 and 2005, respectively, for the call premiums, the acceleration of deferred financing costs and original issue discounts and the termination of related swap agreements associated with debt prepayments.

Capital Expenditures.    During 2006, our renewal and replacement capital expenditures were approximately $275 million, an increase of $33 million over the amount we spent in 2005. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at most of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We expect to spend approximately $300 million to $315 million for renewal and replacement capital expenditures in 2007.

In 2006, we also spent approximately $255 million on ROI/repositioning projects, an increase of $148 million over the amount we spent in 2005. These projects include work performed on the development of an exhibit hall for the Orlando Marriott World Center hotel, where we expect to invest a total of approximately $70 million and a major rooms repositioning, meeting space expansion and the repositioning of the food and beverage platform at the Atlanta Marriott Marquis, where we intend to spend approximately $81 million. ROI/repositioning projects have historically generated strong returns and, in 2007, we expect to spend approximately $325 million to $335 million on such investments.

Sources and Uses of Cash

Cash Provided by Operations.    Our cash provided by operations for 2006 increased $367 million to $881 million from $514 million in 2005 due primarily to the increase in operating profit in 2006.

Cash Used in Investing Activities.    Cash used in investing activities for 2006 increased by 424 million to $855 million when compared to 2005. The primary use of cash in investing activities was the acquisition of the Starwood portfolio. During the year, we also contributed approximately $78 million of cash to the European Joint Venture for its purchase of five hotels from Starwood and the Hotel Arts Barcelona. We also contributed the Sheraton Warsaw Hotel & Towers to the European Joint Venture as part of our initial investment.

During January 2007, we sold four properties for total proceeds of approximately $119 million: the Sheraton Providence Airport Hotel, the Sheraton Milwaukee Brookfield Hotel and the Capitol Hill Suites, Washington, D.C. were acquired as part of the Starwood portfolio in 2006. The fourth hotel, the Marriott Mountain Shadows Resort, has been closed since the fourth quarter of 2004 and was sold as part of our value enhancement strategy. Proceeds from the sales were used to repay $75 million of our credit facility and for general corporate purposes. During February 2007, we sold the Fairview Park Marriott for total proceeds of approximately $109 million. The net proceeds from any dispositions have been, or will be, used to repay debt, including amounts outstanding under our credit facility, fund acquisitions or ROI/repositioning projects or for other general corporate purposes.

The following table summarizes significant investing activities that have been completed since the beginning of fiscal year 2005 (in millions):

Transaction Date		Description of Transaction	(Investment) Sale Price
Acquisitions
September	2006	Purchase of The Westin Kierland Resort & Spa(1)	$(393)
July	2006	Investment in European Joint Venture(2)	(61)
May/June	2006	Investment in European Joint Venture(3)	(72)
April	2006	Purchase of 28 hotels from Starwood(4)	(3,070)
September	2005	Purchase of the 834-room Hyatt Regency Washington on Capitol Hill in Washington, D.C.	(274)

		Total acquisitions	$(3,870)

Dispositions
February	2007	Sale of the Fairview Park Marriott	$109
January	2007	Sale of Sheraton Milwaukee Brookfield Hotel	28
January	2007	Sale of Sheraton Providence Airport Hotel	10
January	2007	Sale of Capitol Hill Suites	39
January	2007	Sale of Marriott Mountain Shadows Resort	42
September	2006	Sale of The Ritz-Carlton, Atlanta	80
September	2006	Sale of Detroit Marriott Livonia	21
March	2006	Sale of Swissôtel The Drake, New York	440
February	2006	Sale of Marriott at Research Triangle Park	28
February	2006	Sale of Chicago Marriott Suites Deerfield	27
January	2006	Sale of Albany Marriott	58
January	2006	Sale of Fort Lauderdale Marina Marriott	146
October	2005	Sale of Charlotte Marriott Executive Park	21
March	2005	Sale of 85% of our interest in CBM Joint Venture LLC	92
January	2005	Sale of Torrance Marriott	62
January	2005	Sale of Hartford Marriott at Farmington, Tampa Westshore Marriott and Albuquerque Marriott(5)	66

		Total dispositions	$1,269

(1)	Investment price includes assumption of $135 million of mortgage debt.

(2)	During the third quarter of 2006, we invested approximately $61 million, or €46 million, in the European Joint Venture to fund a portion of the acquisition of the Hotel Arts Barcelona.
(3)	Investment price includes the contribution of the Sheraton Warsaw Hotel & Towers valued at $59 million on May 2, 2006, which was acquired from Starwood on April 10, 2006, and cash to the European Joint Venture.
(4)	Investment price includes the assumption of $77 million of mortgage debt and the issuance of $2.27 billion of Host common stock (representing approximately 133.5 million shares of Host common stock) and excludes transaction expenses.
(5)	Sale price includes the assumption by the buyer of $20 million of mortgage debt.

Cash Provided by/Used in Financing Activities.    Cash provided by financing activities, net, was $154 million for 2006 and cash used in financing activities, net, was $246 million for 2005. During 2006 and 2005, cash provided by financing activities included the issuance of debt securities and draws on the credit facility for approximately $1.6 billion and $658 million, respectively, net of financing costs. Cash used in financing activities in 2006 and 2005 primarily consisted of debt prepayments of approximately $913 million and $631 million, respectively, and the redemption of $150 million and $100 million of preferred stock, respectively. In connection with the redemptions of senior notes in 2006 and the redemptions of senior notes and mortgage debt in 2005, we paid premiums and interest rate swap termination payments totaling approximately $15 million and $27 million, respectively. These amounts exclude non-cash charges of $2 million and $3 million, respectively, for the acceleration of deferred financing costs and original issue discounts.

During 2006, we increased our common stock dividend payments by $189 million to $291 million due to our strong growth in operations that resulted in an increase in taxable income. We also paid $18 million of dividends on our preferred stock, which declined by $12 million when compared to 2005 due to the redemption of $150 million of our 10% Class C preferred stock in May 2006 and $100 million of our 10% Class B preferred stock in May 2005.

The table below summarizes significant debt (net of deferred financing costs) and equity transactions since January 2005 (not including the conversions of our Convertible Subordinated Debentures in 2005 and 2006 into 30.8 million common shares or the approximately 133.5 million shares of Host common stock issued in the Starwood acquisition, as these are non-cash transactions) (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt
February	2007	Proceeds from 5.55% Harbor Beach Marriott mortgage refinancing	$134
February	2007	Repayment of 8.58% Harbor Beach mortgage	(88)
January	2007	Repayment of the Credit Facility	(75)
December	2006	Draw on the Credit Facility	250
December	2006	Redemption of 9 1/4% Series G senior notes	(242)
December	2006	Redemption of 9 1/2% Series I senior notes	(450)
November	2006	Proceeds from the issuance of 6 7/8% Series R senior notes(1)	490
September	2006	Assumption of mortgage debt on The Westin Kierland Resort & Spa	135
June	2006	Repayment of 8.39% mortgage on the Boston Marriott Copley Place	(84)
May	2006	Redemption of the remaining 7 7/8% Series B senior notes	(136)
April	2006	Assumption of mortgage debt from Starwood	77
April	2006	Redemption of outstanding Convertible Preferred Securities	(2)
March	2006	Proceeds from the issuance of 6 3/4% Series P senior notes(1)	787
January	2006	Proceeds from the issuance of 5.195% Canadian mortgage loan	116
January	2006	Repayment of the Credit Facility	(20)
November	2005	Repayment of the Credit Facility	(80)
October	2005	Draw on the Credit Facility	100
October	2005	Prepayment of the 6.7% Canadian mortgage loan(2)	(19)
May	2005	Prepayment of the 9% mortgage debt on two Ritz-Carlton hotels	(140)
April	2005	Discharge of the remaining 8 3/8% Series E senior notes	(20)
April	2005	Partial redemption of 7 7/8% Series B senior notes	(169)
March	2005	Partial redemption of 8 3/8% Series E senior notes	(280)
March	2005	Proceeds from the issuance of 6 3/8% Series N senior notes	639
January	2005	8.35% mortgage on the Hartford Marriott at Farmington assumed by buyer	(20)
2006/2005		Principal amortization	(117)

		Net debt transactions	$786

Equity
May	2006	Redemption of 5.98 million shares of 10% Class C preferred stock	$(151)
May	2005	Redemption of 4 million shares of 10% Class B preferred stock	(101)

		Net equity transactions	$(252)

(1)	The Series R senior notes were exchanged for Series S senior notes in February 2007. The Series P senior notes were exchanged for Series Q senior notes in August 2006.
(2)	The Canadian mortgage had floating interest rate based on LIBOR plus 275 basis points. The interest rates shown reflect the rate as of the date of the transactions.

Financial Condition

As of December 31, 2006, our total debt was $5.9 billion with a weighted average interest rate of approximately 6.8% and a weighted average maturity of 5.9 years. Approximately 94% of our debt has a fixed rate of interest.

As of December 31, 2006 and 2005, our debt was comprised of (in millions):

	December 31, 2006	December 31, 2005
Series B senior notes, with a rate of 7 7/8% due August 2008(1)	$—	$136
Series G senior notes, with a rate of 9 1/4% due October 2007(1)(2)	—	236
Series I senior notes, with a rate of 9 1/2% due January 2007(1)(3)	—	451
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	347	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	—
Series R senior notes with a rate of 6 7/8% due November 2014(4)	496	—
Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	495	493
Senior notes, with an average rate of 9.7%, maturing through May 2012	13	13

Total senior notes	3,526	3,050
Credit Facility(5)	250	20
Mortgage debt (non-recourse) secured by $3.3 billion of real estate assets, with an average interest rate of 7.5% and 7.8% at December 31, 2006 and 2005, respectively, maturing through December 2023	2,014	1,823
Convertible Subordinated Debentures, with a rate of 6 3/4% due December 2026	—	387
Other	88	90

Total debt	$5,878	$5,370

(1)	We redeemed all remaining Series B, Series G and Series I senior notes during 2006.
(2)	Includes the fair value of interest rate swap agreement of $(6) million as of December 31, 2005.
(3)	Includes the fair value of an interest rate swap agreement of $1 million as of December 31, 2005.
(4)	The Series R senior notes were exchanged for Series S senior notes in February 2007.
(5)	On January 17, 2007, we repaid $75 million of the credit facility with proceeds from the sale of assets.

Senior Notes

General.    The following summary is a description of the material provisions of the indentures governing our various senior notes issues by Host LP, which we refer to collectively as the senior notes indenture. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all subordinated obligations of Host LP. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and currently are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. As with the prior facility, the pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x by Host LP. Effective with the redemption of the Series G senior notes in December 2006, Host LP is able to make distributions to enable Host to pay dividends on its preferred stock under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as interest on our Convertible Subordinated Debentures, call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. Additionally, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting our ability to incur indebtedness and pay dividends include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values) and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common dividends and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. Our senior notes indenture also imposes restrictions on customary matters, such as limitations on capital expenditures, acquisitions, investments, transactions with affiliates and the incurrence of liens.

Exchangeable Senior Debentures.    On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures and received proceeds of $484 million, net of underwriting fees and expenses and an original issue discount. These debentures were issued under our senior notes indenture, and are the only series of senior notes that are exchangeable into common stock. The Exchangeable Senior Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt. We can redeem for cash all, or part of, the Exchangeable Senior Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the trading price of our common stock exceeds the cash redemption price on a per share basis, we would expect holders to elect to exchange their debentures for common stock rather than receive the cash redemption price. Holders have the right to require us to repurchase the Exchangeable Senior Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of the common stock is more than 120% of the exchange price per share, for at least 20 of 30 trading days. Because this condition has currently been satisfied, the Exchangeable Senior Debentures are exchangeable into shares of common stock at a rate of 58.0682 shares for each $1,000 of principal amount of the debentures, or a total of approximately 29 million shares, which is equivalent to an exchange price of $17.22 per share of common stock. The exchange rate is adjusted under certain circumstances, including the payment of common dividends.

The debentures will remain exchangeable until April 9, 2007 (the last day of the current exchange period). The debentures will remain exchangeable after April 9, 2007, if the trading price of Host common stock continues to exceed 120% of the exchange price for 20 out of the 30 trading days during the related exchange period or if other conditions for exchange are satisfied.

Credit Facility

General.    On September 10, 2004, we entered into an amended and restated credit facility. The credit facility provides aggregate revolving loan commitments in the amount of $575 million. The credit facility also includes sub-commitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to certain of our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The credit facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity. We also have the option to increase the amount of the credit facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender for such amount. Currently, we have approximately $175 million outstanding under our credit facility.

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

The pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters, as noted above. Since we are currently below the 6.0x leverage ratio, we have the right to release all pledges and have exercised this right for pledges of capital stock that otherwise would have been required subsequent to October 2005. We may in the future exercise this right with pledges in place as of October 2005. In the event our leverage ratio subsequently exceeds 6.0x for two consecutive quarters, we will be required to reinstate the pledges.

Dual Tranche Structure.    The revolving loan commitment under the amended credit facility is divided into two separate tranches: (1) a Revolving Facility a tranche of $385 million and (2) a Revolving Facility B tranche of $190 million. Subject to compliance with the facility’s financial covenants, amounts available for borrowing under Revolving Facility A vary depending on our leverage ratio, with $385 million being available when our leverage ratio is less than 6.5x, $300 million being available when our leverage ratio equals or exceeds 6.5x but is less than 6.75x, $150 million being available when our leverage ratio equals or exceeds 6.75x but is less than 7.0x, and no amounts being available when our leverage ratio equals or exceeds 7.0x. By contrast, the entire amount of Revolving Facility B is available for borrowing at any time that our unsecured interest coverage ratio equals or exceeds 1.5x and our leverage ratio does not exceed levels ranging from 7.5x to 7.0x. Specifically, prior to the end of our third quarter of 2007, we are permitted to make borrowings and maintain amounts outstanding under Revolving Facility B so long as our leverage ratio is not in excess of 7.5x; the maximum leverage ratio applicable to Revolving Facility B is then reduced to 7.25x from the end of the third quarter of 2007 until the day prior to end of our third quarter of 2008, and is reduced to 7.0x thereafter.

Financial Covenants.    We are subject to different financial covenants depending on whether amounts are borrowed under Revolving Facility A or Revolving Facility B, and we are permitted to convert amounts borrowed under either tranche into amounts borrowed under the other tranche. While the financial covenants applicable under Revolving Facility A are generally comparable to those contained in our prior facility (including covenants for leverage, fixed charge coverage and unsecured interest coverage), the financial covenants applicable to Revolving Facility B are limited to leverage and unsecured interest coverage, and are set at less restrictive levels than the corresponding covenants applicable to Revolving Facility A. As a result of this structure, we have gained flexibility to make and maintain borrowings in circumstances where adverse changes to our financial condition could have prohibited the maintenance of borrowings under the prior facility. The financial covenants for the Revolving Facility A and Revolving Facility B do not apply when there are no borrowings under the respective tranche. Hence, so long as there are no amounts outstanding we are not in default of the credit facility if we do not satisfy the financial covenants and we do not lose the potential to draw under the amended credit facility in the future if we were ever to come back into compliance with the financial covenants. We are in compliance with all our covenants as of December 31, 2006.

The following table summarizes the financial tests contained in the credit facility:

	Facility A—Financial Covenant Levels
Year	Minimum unsecured interest coverage ratio	Maximum leverage ratio	Minimum fixed charge coverage ratio
2006	1.50	6.75	1.00
2007	1.55	6.50	1.05
2008	1.65	6.00	1.10
Thereafter	1.75	5.75	1.15

	Facility B—Financial Covenant Levels
Quarter	Minimum unsecured interest coverage ratio	Maximum leverage ratio
2006 to Second Quarter 2007	1.50	7.50
Third Quarter 2007 to Second Quarter 2008	1.50	7.25
Thereafter	1.50	7.00

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

Other Covenants.    Our amended credit facility imposes restrictions on customary matters that were also restricted in our prior facility, such as limitations on capital expenditures, acquisitions, investments, the incurrence of debt and the payment of dividends. While such restrictions are generally similar to those contained in our prior facility, we have modified certain covenants to become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends will be replaced by the generally less restrictive corresponding covenants in our senior notes indenture. We are in compliance with all of our debt covenants as of December 31, 2006.

Mortgage and Other Debt

General.    As of December 31, 2006, we had 29 assets that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2006, secured debt represented approximately 34% of our total debt and our aggregate secured debt had an average interest rate of 7.5% and an average maturity of 4.1 years. Certain of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. Currently, all of the specified operating levels have been met and, therefore, no cash is being held in escrow under these restrictive covenants.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2006 (in millions):

	Balance as of December 31, 2006	2007	2008	2009	2010	2011	Thereafter
Mortgage Debt
CMBS Loan, 7.60%, due 8/1/2009(1)	$522	$24	$28	$470	$—	$—	$—
Orlando Marriott World Center, 7.48%, due 1/1/2008	214	4	210	—	—	—	—
Host Hotel Properties II, 8.22%, due 10/11/2017(2)(3)	198	10	8	9	10	11	150
San Diego Marriott Hotel and Marina, 8.45%, due 7/1/2009	180	3	3	174	—	—	—
Atlanta Marriott Marquis, 7.4%, due 2/11/2023(4)	137	4	4	5	5	5	114
The Westin Kierland, 5.08% due 12/1/2009	133	—	—	133	—	—	—
Harbor Beach Marriott Resort and Spa, 8.58%, due 3/1/2007(5)	88	88	—	—	—	—	—
JW Marriott Washington, D.C., 6.5%, due 9/15/2006(6)	88	88	—	—	—	—	—
Desert Springs, a JW Marriott Resort and Spa, 7.8%, due 12/11/2022(4)	86	3	3	3	3	4	70
Philadelphia Marriott Downtown, 8.49%, due 4/1/2009	77	2	2	73	—	—	—
The Westin Tabor Center, 8.51% due 12/11/2023	45	1	1	1	1	2	39
Other mortgage debt(7)	246	35	40	21	1	110	39

Total mortgage debt	2,014	262	299	889	20	132	412

Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7 3/4%,due 12/1/2017	40	—	—	—	—	—	40
Capital leases and other(8)	48	—	—	—	—	—	48

Total other debt	88	—	—	—	—	—	88

Total mortgage and other debt	$2,102	$262	$299	$889	$20	$132	$500

(1)	This mortgage debt is secured by eight hotel properties and has certain restrictive covenants. In conjunction with the sale of the Swissôtel, The Drake in 2006, the Hyatt Regency Washington was substituted as collateral under the loan.
(2)	This mortgage debt is secured by first mortgages on three hotels, as well as a pledge of our limited partnership interest in the Santa Clara Partnership.
(3)	Beginning in 2007, the interest rate on this loan increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnership is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented in this table is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(4)	Beginning in 2010, the interest rate on these loans increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnerships that own these two properties is applied to principal; however, the loans can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(5)	This mortgage debt was refinanced on February 8, 2007. The new debt has a fixed interest rate of 5.55% and matures in 2014 with no principal amortization required over the term of the loan.
(6)	This floating rate mortgage is based on LIBOR plus 2.10%. The rate shown is as of December 31, 2006. Also, this mortgage has an interest rate cap derivative with a maximum rate of 8.1%. During August 2006, we exercised the second of three one-year extension options under the loan agreement. Certain requirements must be met in order to exercise the third one-year option.
(7)	Other mortgage debt consists of individual mortgage debt amounts that are less than $40 million, have an average interest rate of 6.8% at December 31, 2006 and mature through 2022.
(8)	Capital leases and other consist of three loans with an average interest rate of 7.1% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Credit Ratings

Currently, we have approximately $3.5 billion of senior notes outstanding and $100 million of preferred stock that are rated by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings. Standard & Poor’s rating on our senior debt is BB and the rating on our preferred stock is B. Moody’s rating on our senior notes debt is Ba1 and our preferred stock is Ba2. Fitch’s rating on our senior notes debt is BB. If our operations or our credit ratios were to decline, the ratings on our securities could be reduced. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, either in connection with a refinancing or otherwise, or additional preferred stock would likely increase.

Dividend Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of February 23, 2007, Host is the owner of substantially all of the preferred OP units and approximately 96.5% of the common OP units. The remaining 3.5% of the common OP units are held by various third-party limited partners.

Investors should take into account the 3.5% minority position in Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. When Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host, as well as to other common OP unit holders.

Host’s current policy on common dividends is generally to distribute 100% of its annual taxable income. Going forward, Host intends to pay a regular quarterly dividend of $0.20 per share, and, in addition, to declare a special dividend during the fourth quarter, the amount of which will vary depending on Host’s level of taxable income. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2006, we are party to the following material off-balance sheet arrangements:

Unconsolidated Investments.    We have invested approximately €106 million in the European Joint Venture with ABP and GIC RE to acquire hotels located in Europe. Under the agreement, the aggregate size of the European Joint Venture can increase to approximately €533 million of equity (of which approximately €171 million would be contributed by Host LP) and, once all funds have been invested, would be approximately €1.5 billion of assets. The European Joint Venture currently has €621 million of debt outstanding, none of which is recourse to Host.

As of December 31, 2006, the aggregate size of the European Joint Venture was approximately €1.0 billion ($1.3 billion), including total capital contributions of approximately €332 million ($425 million), of which a total of approximately €106 million ($137 million) was from the contribution by us of cash and the Sheraton Warsaw

Hotel & Towers, which we acquired on April 10, 2006. In connection with the European Joint Venture, the partners agreed that they would not make investments that are consistent with the European Joint Venture’s investment parameters for a period of two years (three years in the case of Host) or until at least 90% of its committed capital is called or reserved for use prior to such date.

We also have other unconsolidated investments with a total of $839 million in debt with various partners. For additional detail, see Note 3, “Investments in Affiliates,” and Note 7, “Leases,” in the accompanying consolidated financial statements.

Tax Sharing Arrangements.    Under tax sharing agreements with former affiliated companies (such as Marriott International, HMS Host and Barceló Crestline Corporation), we are obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a material tax liability that we may be obligated to pay under the tax sharing agreement. Additionally, under the partnership agreement between Host and Host LP, Host LP is obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) incurred by Host, as well as any liabilities the IRS may successfully assert against Host. We do not expect any amounts paid under the tax sharing arrangements to be material.

Tax Indemnification Agreements.    For reasons relating to federal and state income tax considerations of the former and current owners of five hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. These agreements require that we indemnify the owners for their tax consequences resulting from our selling the hotel or refinancing the mortgage debt during the period under the agreement. We also have agreed not to sell more than 50% of the original allocated value attributable to a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for income tax purposes. Because the timing of these potential transactions is within our control, we believe that the likelihood of any material indemnification to be remote and, therefore, not material to our financial statements. On average, these restrictions will generally expire, or cease to be significant, in 2009.

Guarantees.    We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $27 million as of December 31, 2006.

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

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $14 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

Information on other guarantees and other off-balance sheet arrangements may be found in Note 17 to our consolidated financial statements.

Contractual Obligations

The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2006 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$7,671	$653	$2,100	$1,158	$3,760
Capital lease obligations	3	1	2	—	—
Operating lease obligations(2)	1,583	119	228	196	1,040
Purchase obligations(3)	401	300	101	—	—
Other long-term liabilities reflected on the balance sheet(4)	2	—	—	—	2

Total	$9,660	$1,073	$2,431	$1,354	$4,802

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in the long-term debt obligations based on the weighted average interest rate for both fixed and variable debt. For variable rate debt, we have used the applicable percentage interest rate as of December 31, 2006.
(2)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and the HPT subleases of approximately $12 million and $420 million, respectively, payable to us under non-cancelable subleases.
(3)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the 2007 amount reflects prior year contracts that were deferred or not completed. See “Capital Expenditures.”
(4)	The amounts shown include deferred management fees. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and, is therefore, not determinable.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

•

Purchase Price Allocations to Hotels.    Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Any remaining unallocated acquisition costs would be treated as goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Identifiable intangible assets are typically contracts including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

•

Impairment testing.    We are required by GAAP to record an impairment charge when we believe that one or more of our hotels has been impaired, whereby, future undiscounted cash flows for the hotel would be less than the net book value of the hotel. For impaired assets, we record an impairment charge when a property’s fair value is less than its net book value. We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, as well as whenever an asset is classified as “held for sale” or events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including:

•	projected cash flows

•	holding period

•	expected useful life

•	future capital expenditures

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

Changes in these estimates, assumptions, future changes in economic conditions, or property-level results could require us to record additional impairment charges, which would be reflected in operations in the future.

•

Classification of Assets as “Held for Sale.”    Our policy for the classification of a hotel as held for sale is intended to ensure that the sale of the asset is probable, will be completed within one year and that actions required to complete the sale are unlikely to change or that the planned sale will be withdrawn. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we will typically classify properties that we are actively marketing as held for sale when all of the following conditions are met:

•	our Board of Directors has approved the sale (to the extent the dollar amount of the sale requires Board approval);

•	a binding agreement to purchase the property has been signed;

•	the buyer has committed a significant amount of non-refundable cash; and

•	no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner.

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

•

Valuation of Deferred Tax Assets.    We have approximately $97 million, net of a valuation allowance of $22 million, of consolidated deferred tax assets as of December 31, 2006. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $97 million of deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

•

Valuation of Derivative Contracts.    We had three interest rate swap agreements which were terminated during 2006. Our interest rate swap agreements were designated as fair value hedges, as described in Note 1 to our consolidated financial statements. We also have an interest rate cap agreement that is fair valued each quarter and the increase or decrease in fair value is recorded in net income (loss). We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted expected cash payments. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our derivatives is likely to fluctuate from year to year based on changing levels of interest and exchange rates and shortening terms to maturity. The fair value of the interest rate cap at December 31, 2006 and its effect on net income was immaterial during 2006.

•

Stock Compensation.    We recognize costs resulting from our share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity classified awards or liability classified awards. The classification of our restricted stock awards as either an equity award or a liability award is primarily based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. The value of these restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. All restricted stock awards to senior executives have been classified as liability awards, primarily due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding. Restricted stock awards to our upper-middle management have been classified as equity awards as these awards do not have the optional tax withholding feature.

We utilize a simulation, or Monte Carlo, model to determine the fair value of our restricted stock awards classified as liability awards. The utilization of this model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates, the risk profile of our common shares compared to our peer group and the amount of our awards expected to be forfeited. We have recorded approximately $33 million of compensation expense related to our share-based payment awards during 2006.

•

Consolidation Policies.    Judgment is required with respect to the consolidation of partnership and joint venture entities in the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Currently, we have investments in entities that own hotel properties and other investments which we record using the equity method of accounting. These entities are considered to be voting interest entities. The debt on these investments is non-recourse to us and the effect of their operations on our results of operations is not material. While we do not believe we are required to consolidate any of our current partnerships or joint ventures, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements.

Application of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an increase to the opening balance of retained earnings on January 1, 2007 of approximately $11 million.

Comparable Hotels Operating Statistics

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. The following discussion is of the sales results of our comparable hotels considering the mix of business (i.e. transient, group or contract), property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications. We also discuss the sales results of our hotels considering the mix of business (i.e., transit, group or contract).

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared.

Of the 128 hotels that we owned on December 31, 2006, 95 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2006 are excluded from comparable hotel results for these periods:

•	Marriott Mountain Shadows Resort and Golf Club (closed September 2004 and sold in the first quarter of 2007);

•	The Westin Kierland Resort & Spa (acquired in September 2006);

•	The 27 hotels acquired from Starwood on April 10, 2006 that we consolidated as of December 31, 2006 (three of which were sold in the first quarter of 2007);

•	Newport Beach Marriott Hotel & Spa (major renovation completed December 2005);

•	Hyatt Regency Washington on Capitol Hill, Washington, D.C. (acquired in September 2005);

•	Atlanta Marriott Marquis (major renovation started August 2005); and

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005).

Additionally, the operating results of the 12 hotels we disposed of in 2006 and 2005 also are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent groupings generally recognized in the lodging industry.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific—California, Hawaii, Oregon and Washington;

•	Mountain—Arizona and Colorado;

•	North Central—Illinois, Indiana, Michigan, Minnesota, Missouri and Ohio;

•	South Central—Louisiana, Tennessee and Texas;

•	New England—Connecticut, Massachusetts and New Hampshire;

•	Mid-Atlantic—Pennsylvania, New Jersey and New York;

•	DC Metro—Maryland, Virginia and Washington, D.C.;

•	Atlanta—Georgia and North Carolina;

•	Florida—Florida; and

•	International—Canada, Mexico and Chile.

Property types consist of the following:

•	Urban—Hotels located in primary business districts of major cities;

•	Suburban—Hotels located in office parks or smaller secondary markets;

•	Resort/convention—Hotels located in resort/convention destinations such as Florida, Hawaii and Southern California; and

•	Airport—Hotels located at or near airports.

Reporting Periods

For Consolidated Statement of Operations.    The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of a significant percentage of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt and Starwood, report results on a monthly basis. Host, as a REIT, is required by federal income tax law to report results on a calendar year. As a result, we elected to adopt the reporting periods used by Marriott modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always includes the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2007, 2006 and 2005. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2007		2006		2005
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 23	82	January 1—March 24	83	January 1—March 25	84
Second Quarter	March 24—June 15	84	March 25—June 16	84	March 26—June 17	84
Third Quarter	June 16—September 7	84	June 17—September 8	84	June 18—September 9	84
Fourth Quarter	September 8—December 31	115	September 9—December 31	114	September 10—December 31	113

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by Marriott, another consequence of our calendar is we are unable to report the month of operations that ends after our fiscal quarter-end until the following quarter because our hotel managers using a monthly reporting period do not make mid-month results available to us. Hence, the month of operation that ends after our fiscal quarter-end is included in our quarterly results of operations in the following quarter for those hotel managers (covering approximately 44% (based on total revenues) of our hotels). As a result, our quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full year results, it does affect the reporting of quarterly results.

For Hotel Operating Statistics and Comparable Hotel Results.    In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) and our comparable hotel results are always reported based on the reporting cycle used by Marriott for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of fourth quarters comprised of seventeen weeks (such as fiscal year 2002) versus sixteen weeks). This means, however, that the reporting periods we use for hotel operating statistics and our comparable hotel results may differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. Set forth below are the quarterly start and end dates that are used for our hotel operating statistics and comparable hotel results reported herein. Results from hotel managers reporting on a monthly basis are included in our operating statistics and comparable hotel results consistent with their reporting in our consolidated statement of operations.

Hotel Result Reporting Periods for Operating Statistics

and Comparable Hotel Results—for Marriott Managed Properties

	2007		2006		2005
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	December 30—March 23	84	December 31—March 24	84	January 1—March 25	84
Second Quarter	March 24—June 15	84	March 25—June 16	84	March 26—June 17	84
Third Quarter	June 16—September 7	84	June 17—September 8	84	June 18—September 9	84
Fourth Quarter	September 8—December 28	112	September 9—December 29	112	September 10—December 30	112

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

The following tables provide a reconciliation of net income available to common shareholders per share to FFO per diluted share (in millions, except per share amounts):

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Year ended December 31,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income available to common stockholders	$718	481.8	$1.49	$135	353.0	$.38
Adjustments:
Gain on dispositions, net	(416)	—	(.87)	(60)	—	(.17)
Amortization of deferred gains	(1)	—	—	(8)	—	(.02)
Depreciation and amortization	462	—	.96	371	—	1.05
Partnership adjustments	34	—	.07	10	—	.03
FFO of minority partners of Host LP	(30)	—	(.06)	(24)	—	(.07)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.0	(.01)	—	2.5	(.01)
Assuming conversion of Exchangeable Senior Debentures	19	29.0	(.05)	19	28.1	(.04)
Assuming conversion of Convertible Subordinated Debentures	2	1.9	—	32	30.9	—

FFO per diluted share(a)(b)	$788	514.7	$1.53	$475	414.5	$1.15

(a)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(b)	FFO per diluted share and earnings per diluted share for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per share amounts):

	Year ended December 31,
	2006		2005
	Net Income	FFO	Net Income	FFO
Non-recurring Starwood acquisition costs(1)	$(17)	$(17)	$—	$—
Senior notes redemptions and debt prepayments(2)	(22)	(22)	(34)	(34)
Preferred stock redemptions(3)	(8)	(8)	(4)	(4)
Gain on sale of CBM Joint Venture LLC interest(4)	—	—	41	—
Gain on hotel dispositions	416	—	19	—
Minority interest benefit (expense)(5)	(14)	2	(1)	2

Total	$355	$(45)	$21	$(36)

Per diluted share	$.73	$(.09)	$.06	$(.08)

(1)	Represents non-recurring costs incurred in conjunction with the acquisition of the Starwood portfolio that are required to be expensed under GAAP, including start-up costs, bridge loan fees and expenses and the Company’s portion of a foreign currency hedge loss by the European Joint Venture as the venture hedged a portion of its initial investment for the acquisition of six of its European hotels.
(2)	Represents call premiums, the acceleration of original issue discounts and deferred financing costs, the termination costs of interest rate swaps, as well as incremental interest during the call or prepayment notice period included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.

(3)	Represents the original issuance costs and incremental dividends during the redemption notice period associated with the redemption of the Class C preferred stock in 2006 and the redemption of the Class B preferred stock in 2005.
(4)	Represents the gain, net of tax, on the sale of 85% of our interest in CBM Joint Venture LLC.
(5)	Represents the portion of the significant transactions attributable to minority partners in Host LP.

Comparable Hotel Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. Our comparable hotel operating results present operating results for hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during these periods. We present these comparable hotel operating results by eliminating corporate-level costs and expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses to arrive at property-level results because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels. We eliminate depreciation and amortization, because even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results

(in millions, except hotel statistics)

	Year ended December 31,
	2006	2005
Number of hotels	95	95
Number of rooms	47,971	47,971
Percent change in Comparable Hotel RevPAR	8.5%	—%
Comparable hotel sales
Room	$2,367	$2,181
Food and beverage	1,206	1,132
Other	255	246

Comparable hotel sales(a)	3,828	3,559

Comparable hotel expenses
Room	555	524
Food and beverage	864	835
Other	150	155
Management fees, ground rent and other costs	1,228	1,163

Comparable hotel expenses(b)	2,797	2,677

Comparable hotel adjusted operating profit	1,031	882
Non-comparable hotel results, net(c)	286	32
Comparable hotels classified as held for sale	(5)	—
Office buildings and HPT Properties, net(d)	8	5
Depreciation and amortization	(459)	(355)
Corporate and other expenses	(94)	(67)
Gain on insurance settlement for non-comparable hotels	10	9

Operating profit per the consolidated statements of operations	$777	$506

(a)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Year ended December 31,
	2006	2005
Revenues per the consolidated statements of operations	$4,888	$3,766
Revenues of hotels classified as held for sale	20	2
Non-comparable hotel sales	(1,037)	(167)
Hotel sales for the property for which we record rental income	53	49
Rental income for office buildings and HPT Properties	(89)	(84)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(7)	(7)

Comparable hotel sales	$3,828	$3,559

(b)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Year ended December 31,
	2006	2005
Operating costs and expenses per the consolidated statements of operations	$4,111	$3,260
Operating costs of hotels classified as held for sale	15	2
Non-comparable hotel expenses	(753)	(137)
Hotel expenses for the property for which we record rental income	53	49
Rent expense for office buildings and HPT Properties	(81)	(79)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	(5)
Depreciation and amortization	(459)	(355)
Corporate and other expenses	(94)	(67)
Gain on insurance settlement for non-comparable hotels	10	9

Comparable hotel expenses	$2,797	$2,677

(c)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.
(d)	Represents rental income less rental expense for HPT Properties and office buildings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents scheduled maturities and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date						Total	Fair Value
	2007	2008	2009	2010	2011	Thereafter
	($ in millions)
Liabilities
Debt:
Fixed rate	$180	$300	$890	$515	$132	$3,523	$5,540	$5,865
Average interest rate	6.7%	6.7%	6.6%	6.8%	7.0%	7.0%
Variable rate
Variable rate	$88	$250	$—	$—	$—	$—	$338	$338
Average interest rate	7.2%	7.4%	—%	—%	—%	—%

Total debt							$5,878	$6,203

As of December 31, 2006, approximately 94% of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in interest rates. Our mortgage on the JW Marriott, Washington, D.C. and our credit facility are sensitive to changes in interest rates. The interest rate on our credit facility is based on a spread over LIBOR, ranging from 2% to 3%. There was $250 million outstanding on our credit facility at December 31, 2006, $75 million of which was repaid in January 2007.

In August 2006, we exercised our option to extend the $88 million mortgage on the JW Marriott, Washington, D.C., for one year through September 2007. Additionally, we purchased an interest rate cap that caps the floating interest rate of the loan at 8.1% through September 2007. The cap represents a derivative that is marked to market each period and the gains and losses from changes in the market value of the cap are recorded in gain (loss) on foreign currency and derivative contracts. The fair value of the interest rate cap was immaterial at December 31, 2006.

During the fourth quarter of 2006, we terminated our interest rate swap agreements we had entered into in conjunction with our Series G and I senior notes. Under the agreements, we received fixed rate payments and paid floating rate payments. We designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements were recognized over the life of the agreements as an adjustment to interest expense. In connection with the redemption of the Series G and Series I senior notes, we terminated the related interest rate swap agreements and recorded losses on the termination of the related debt instrument which has been included in interest expense. The swaps were terminated at a cost equivalent to their fair value at the respective termination dates, or approximately $1 million for the Series I senior notes swap on December 4, 2006 and approximately $3 million for the Series G senior notes swaps on December 29, 2006. The fair values of the Series G interest rate swap and the Series I interest rate swaps were $(6) million and $1 million, respectively, at December 31, 2005.

If market rates of interest on our variable rate debt increase or decrease by 100 basis points, the change in interest expense would change future earnings and cash flows by approximately $3 million on an annual basis.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico, Chile and our European Joint Venture), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into in the past were strictly to hedge foreign currency risk and not for trading purposes. As of December 31, 2006, we have no outstanding foreign currency contracts.

Item 8.	Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc.

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

Christopher J. Nassetta

President and Chief Executive Officer

/s/    W. Edward Walter

W. Edward Walter

Executive Vice President and Chief Financial Officer

February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 26, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Host Hotels & Resorts, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006 of Host Hotels & Resorts, Inc. and subsidiaries and our report dated February 26, 2007, expressed an unqualified opinion on these financial statements.

/s/ KPMG LLP

McLean, Virginia

February 26, 2007

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(in millions, except per share amounts)

	2006	2005
ASSETS
Property and equipment, net	$10,584	$7,434
Assets held for sale	96	73
Due from managers	51	41
Investments in affiliates	160	41
Deferred financing costs, net	60	63
Furniture, fixtures and equipment replacement fund	100	90
Other	199	157
Restricted cash	194	162
Cash and cash equivalents	364	184

Total assets	$11,808	$8,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt
Senior notes, including $495 million and $493 million, net of discount, of Exchangeable Senior Debentures, respectively	$3,526	$3,050
Mortgage debt	2,014	1,823
Credit facility	250	20
Convertible Subordinated Debentures	—	387
Other	88	90

Total debt	5,878	5,370
Accounts payable and accrued expenses	243	165
Other	252	148

Total liabilities	6,373	5,683

Interest of minority partners of Host Hotels & Resorts, L.P.	185	119
Interest of minority partners of other consolidated partnerships	28	26
Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $100 million and $250 million, respectively), 50 million shares authorized; 4.0 million and 10.0 million shares issued and outstanding, respectively	97	241
Common stock, par value $.01, 750 million shares authorized; 521.1 million shares and 361.0 million shares issued and outstanding, respectively	5	4
Additional paid-in capital	5,680	3,080
Accumulated other comprehensive income	25	15
Deficit	(585)	(923)

Total stockholders’ equity	5,222	2,417

Total liabilities and stockholders’ equity	$11,808	$8,245

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

(in millions, except per common share amounts)

	2006	2005	2004
REVENUES
Rooms	$2,989	$2,257	$2,034
Food and beverage	1,479	1,155	1,091
Other	301	243	225

Total hotel sales	4,769	3,655	3,350
Rental income	119	111	106
Other income	—	—	1

Total revenues	4,888	3,766	3,457

EXPENSES
Rooms	707	543	503
Food and beverage	1,067	854	816
Hotel departmental expenses	1,202	1,000	930
Management fees	228	166	137
Other property-level expenses	367	284	282
Depreciation and amortization	459	355	336
Corporate and other expenses	94	67	67
Gain on insurance settlement	(13)	(9)	(3)

Total operating costs and expenses	4,111	3,260	3,068

OPERATING PROFIT	777	506	389
Interest income	33	21	11
Interest expense	(450)	(443)	(483)
Net gains on property transactions	1	80	17
Gain (loss) on foreign currency and derivative contracts	—	2	(6)
Minority interest expense	(41)	(16)	(4)
Equity in losses of affiliates	(6)	(1)	(16)

INCOME (LOSS) BEFORE INCOME TAXES	314	149	(92)
(Provision for) benefit from income taxes	(5)	(24)	10

INCOME (LOSS) FROM CONTINUING OPERATIONS	309	125	(82)
Income from discontinued operations	429	41	82

NET INCOME (LOSS)	738	166	—
Less: Dividends on preferred stock	(14)	(27)	(37)
Issuance costs of redeemed preferred stock	(6)	(4)	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$718	$135	$(41)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$.60	$.26	$(.36)
Discontinued operations	.89	.12	.24

BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.49	$.38	$(.12)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations	$.60	$.26	$(.36)
Discontinued operations	.88	.12	.24

DILUTED EARNINGS (LOSS) PER COMMON SHARE:	$1.48	$.38	$(.12)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2006, 2005 and 2004

(in millions)

Shares Outstanding			Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Preferred	Common
14.1	321.4	Balance, December 31, 2003	$339	$3	$2,617	$(851)	$28
—	—	Net loss	—	—	—	—	—	$—
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	(15)	(15)
—	—	Foreign currency forward contracts	—	—	—	—	1	1
—	—	Unrealized loss on HMS Host common stock to net income	—	—	—	—	(1)	(1)

—	—	Comprehensive loss						$(15)

—	2.4	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	29	—	—
—	—	Dividends on common stock	—	—	—	(19)	—
—	—	Dividends on preferred stock	—	—	—	(37)	—
—	2.6	Redemptions of limited partner interests for common stock	—	—	14	—	—
4.0	—	Issuance of Class E Preferred Stock	98	—	—	—	—
(4.1)	—	Redemption of Class A Preferred Stock	(100)	—	—	(4)	—
—	25.0	Issuance of common stock	—	—	301	—	—
—	—	Minority interest liability adjustment for third party OP unitholders	—	—	(8)	—	—
14.0	351.4	Balance, December 31, 2004	337	3	2,953	(911)	$13
—	—	Net income	—	—	—	166	—	$166
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	3	3
—	—	Unrealized loss on HMS Host common stock to net income	—	—	—	—	(1)	(1)

—	—	Comprehensive income						$168

—	1.7	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	20	—	—
—	—	Dividends on common stock	—	—	—	(147)	—
—	—	Dividends on preferred stock	—	—	—	(27)	—
—	1.1	Redemptions of limited partner interests for common stock	—	—	7	—	—
(4.0)	—	Redemption of Class B Preferred Stock	(96)	—	—	(4)	—
—	6.8	Issuance of common stock	—	1	102	—	—
—	—	Minority interest liability adjustment for third party OP unitholders	—	—	(2)	—	—
10.0	361.0	Balance, December 31, 2005	241	4	3,080	(923)	15
—	—	Net income	—	—	—	738	—	$738
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	10	10

—	—	Comprehensive income						$748

—	1.5	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	25	—	—
—	—	Dividends on common stock	—	—	—	(380)	—
—	—	Dividends on preferred stock	—	—	—	(14)	—
—	1.1	Redemptions of limited partner interests for common stock	—	—	8	—	—
(6.0)	—	Redemption of Class C Preferred Stock	(144)	—	—	(6)	—
—	157.5	Issuance of common stock	—	1	2,624	—	—
—	—	Minority interest liability adjustment for third party OP unitholders	—	—	(57)	—	—
4.0	521.1	Balance, December 31, 2006	$97	$5	$5,680	$(585)	$25

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(in millions)

	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$738	$166	$—
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(418)	(19)	(52)
Depreciation	4	18	30
Depreciation and amortization	459	355	336
Amortization of deferred financing costs	15	14	16
Deferred income taxes	(5)	17	(20)
Net gains on property transactions	(1)	(75)	(5)
(Gain) loss on foreign currency and derivative contracts	—	(2)	6
Equity in losses of affiliates	6	1	16
Distributions from equity investments	3	2	6
Minority interest expense	41	16	4
Change in due from managers	(11)	8	(15)
Change in accrued interest payable	(18)	7	9
Changes in other assets	18	1	20
Changes in other liabilities	50	5	19

Cash provided by operating activities	881	514	370

INVESTING ACTIVITIES
Proceeds from sales of assets, net	780	122	246
Proceeds from the sale of interest in CBM Joint Venture, LLC, net of expenses	—	90	—
Acquisitions	(270)	(284)	(503)
Starwood acquisition, net of cash acquired	(750)	—	—
Deposits for hotel acquisitions	(1)	—	—
Investment in affiliates	(78)	—	—
Capital expenditures:
Renewals and replacements	(275)	(242)	(207)
Repositionings and other investments	(255)	(107)	(44)
Change in furniture, fixtures & equipment (FF&E) reserves	(12)	(1)	2
Change in restricted cash designated for FF&E reserves	(16)	8	(5)
Note receivable collections	—	—	47
Other	22	(17)	(47)

Cash used in investing activities	(855)	(431)	(511)

FINANCING ACTIVITIES
Financing costs	(27)	(12)	(16)
Issuances of debt	1,412	650	837
Credit facility, repayments and draws, net	230	20	—
Debt prepayments	(913)	(631)	(1,230)
Prepayment of Canadian currency forward contracts	—	(18)	—
Scheduled principal repayments	(59)	(58)	(61)
Issuances of common stock	—	—	301
Issuances of cumulative redeemable preferred stock, net	—	—	98
Redemption of cumulative redeemable preferred stock	(150)	(100)	(104)
Dividends on common stock	(291)	(102)	(19)
Dividends on preferred stock	(18)	(30)	(37)
Distributions to minority interests	(19)	(10)	(7)
Change in restricted cash other than FF&E replacement	(11)	45	(38)

Cash provided by (used in) financing activities	154	(246)	(276)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	180	(163)	(417)
CASH AND CASH EQUIVALENTS, beginning of year	184	347	764

CASH AND CASH EQUIVALENTS, end of year	$364	$184	$347

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006, 2005 and 2004

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2006 and 2005, we issued approximately 24.0 million shares and 6.8 million shares, respectively, upon the conversion of 7.4 million and 2.1 million convertible subordinated debentures, respectively. The debentures that were converted during 2006 and 2005 were valued at $368 million and $105 million, respectively. No debentures were converted in 2004.

During 2006, 2005 and 2004, we issued approximately 1.1 million, 1.1 million and 2.6 million shares, respectively, upon the conversion of Host LP units, or OP units, held by minority partners valued at $21.8 million, $19 million and $35 million, respectively.

On September 1, 2006, we acquired the Westin Kierland Resort & Spa in Scottsdale, Arizona for approximately $393 million, including the assumption of $135 million of mortgage debt with a fair value of $133 million.

On May 2, 2006, we contributed the Sheraton Warsaw Hotel & Towers, which we acquired on April 10, 2006 for approximately $59 million, along with cash to the European Joint Venture in exchange for a 32.1% general and limited partnership interest. See Note 12 for additional information.

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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

On April 17, 2006, the Company changed its name from Host Marriott Corporation to Host Hotels & Resorts, Inc., or Host, a Maryland corporation, operating through an umbrella partnership structure. Host is primarily the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P. (formerly known as Host Marriott, L.P.), or Host LP and its subsidiaries. We are the sole general partner of Host LP and as of this date, own approximately 96.5% of the partnership interests, which are referred to as OP units.

As of December 31, 2006, we owned, or had controlling interests in, 128 luxury and upper upscale, hotel lodging properties located throughout the United States, Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile operated primarily under the Marriott®, Ritz-Carlton®, Hyatt®, Fairmont®, Four Seasons®, Hilton®, Westin® Sheraton®, W®, St. Regis® and Luxury Collection® brand names.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority stockholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions. For purposes of the statement of cash flows, changes in restricted cash that are used for furniture, fixture and equipment reserves controlled by our lenders will be shown as an investing activity. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements, and as such, will be reflected in cash from financing activities.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents our restricted cash balances as of December 31, 2006 and 2005, which are restricted as a result of lender requirements (in millions):

	2006	2005
Debt service	$32	$31
Real estate taxes	29	26
Insurance	2	2
Cash collateral	15	33
Excess cash flow requirements	7	7
Furniture, fixtures and equipment reserves controlled by lenders	70	53
Special projects reserve	29	3
Other	10	7

Total	$194	$162

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

We will classify a hotel as held for sale when the sale of the asset is probable, will be completed within one year and that actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we typically classify assets as held for sale when our Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease incurring depreciation. We will classify the loss, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statement of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the adoption of FIN 47, we recognize the fair value of any liability for conditional asset retirement obligations when incurred, which is generally upon acquisition, construction, or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the obligation.

Intangible Assets

In conjunction with our acquisition of hotel properties, we may identify intangible assets such as management or lease agreements that are based on legal or contractual rights that are not licensed, but can be sold, transferred, rented or exchanged separately. We record the intangible assets at their estimated fair value and amortize the balance over the life of the agreement or the associated asset, whichever is shorter.

Minority Interest

The percentage of Host LP owned by third parties is presented as interest of minority partners of Host LP in the consolidated balance sheets and was $185 million and $119 million as of December 31, 2006 and 2005, respectively. We adjust the interest of the minority partners of Host LP each period to maintain a proportional relationship between the book value of equity associated with our common stockholders relative to that of the unitholders of Host LP since Host LP units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the minority partners of Host LP based on their weighted average ownership percentage during the period.

Third party partnership interests in consolidated investments of Host LP that have finite lives are included in interest of minority partners of other consolidated partnerships in the consolidated balance sheets and totaled $28 million and $26 million as of December 31, 2006 and 2005, respectively. As of December 31, 2006, none of our partnerships have infinite lives as defined in SFAS 150.

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

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, are not subject to federal income tax, provided we distribute all of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state income tax on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income and franchise taxes incurred by Host and Host LP and foreign income taxes incurred by Host LP, as well as each of their respective subsidiaries.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

As of December 31, 2006, our foreign operations consist of four properties located in Canada, one property located in Mexico, two in Chile and an investment in a joint venture in Europe. The operations of these properties and our investment are maintained in the local currency and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties and the investment are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Derivative Instruments

We are subject to exposure from interest rate fluctuations, which affect the interest payments for our variable rate debt and the fair value of our fixed rate debt. Therefore, we may purchase interest rate swaps or interest rate caps, which would be considered derivative instruments. Currently, we have interest rate caps which are considered derivative instruments. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense, and the fair value of the derivatives is recorded on the accompanying balance sheet, with offsetting adjustments or charges recorded to the underlying debt. Otherwise the instruments are marked to market, and the gains and losses from the changes in the market value of the contracts are recorded in gain (loss) on foreign currency and derivative contracts. Upon early termination of an interest rate swap, gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated swap. Once the related debt is repaid, gains or losses from the interest rate swap are included in that period’s income statement.

We are also subject to exposure from fluctuations in foreign currencies relating to our properties located in Canada, Mexico and Chile. We may purchase currency forward contracts related to our foreign properties, which would be considered derivative instruments. Gains and losses on contracts that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other comprehensive income.

Other Comprehensive Income

The components of total accumulated other comprehensive income in the balance sheet are as follows (in millions):

	2006	2005
Unrealized gain on HM Services common stock	$4	$4
Foreign currency translation	21	11

Total accumulated other comprehensive income	$25	$15

Revenues

Our consolidated results of operations reflect revenues and expenses of our hotels. Revenues are recognized when the services are provided.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, other minority interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

	Year ended December 31,
	2006			2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in millions, except per share amounts)
Net income	$738	481.8	$1.53	$166	353.0	$.47	$—	337.3	$—
Dividends on preferred stock	(14)	—	(.03)	(27)	—	(.08)	(37)	—	(.11)
Issuance costs of redeemed preferred stock(1)	(6)	—	(.01)	(4)	—	(.01)	(4)	—	(.01)

Basic earnings (loss) available to common stockholders	718	481.8	1.49	135	353.0	.38	(41)	337.3	(.12)
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	2.0	(.01)	—	2.5	—	—	—	—

Diluted earnings (loss) available to common stockholders	$718	483.8	$1.48	$135	355.5	$.38	$(41)	337.3	$(.12)

(1)	Represents the original issuance costs associated with the Class C preferred stock in 2006, the Class B preferred stock in 2005 and the Class A preferred stock in 2004.

Accounting for Stock-Based Compensation

At December 31, 2006, we maintained two stock-based employee compensation plans, which are described more fully in Note 8. Prior to 2002, we accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. Awards under our employee stock option plan generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income or loss for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to these awards since the original effective date of SFAS 123. The adoption of SFAS 123 did not change the calculation of stock-based employee compensation costs for shares granted under our deferred stock and restricted stock plans. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value based method had been applied to all of our outstanding and unvested awards in each period.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2005	2004
	(in millions, except per share amounts)
Net income, as reported	$166	$—
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	22	24
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(22)	(25)

Pro forma net income (loss)	166	(1)
Dividends on preferred stock	(27)	(37)
Issuance costs of redeemed preferred stock(1)	(4)	(4)

Pro forma net income (loss) available to common stockholders	$135	$(42)

Earnings (loss) per share
Basic—as reported	$.38	$(.12)

Diluted—as reported	$.38	$(.12)

Basic—pro forma	$.38	$(.12)

Diluted—pro forma	$.38	$(.12)

(1)	Represents the original issuance costs associated with the Class B preferred stock in 2005 and the Class A preferred stock in 2004.

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

Application of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an increase to the opening balance of retained earnings on January 1, 2007 of approximately $11 million.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Property and Equipment

Property and equipment consists of the following as of December 31:

	2006	2005
	(in millions)
Land and land improvements	$1,622	$864
Buildings and leasehold improvements	10,695	8,163
Furniture and equipment	1,414	1,176
Construction in progress	166	179

	13,897	10,382
Less accumulated depreciation and amortization	(3,313)	(2,948)

	$10,584	$7,434

3.	Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consists of the following:

	As of December 31, 2006
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
HHR Euro CV	32.1%	$138	$819	Seven hotels located in Europe Lease agreements for hotels owned by HHR Euro CV 116 Courtyard hotels 36-hole golf club Three hotels
HHR TRS CV	9.8%	1	2
CBM Joint Venture L.P.	3.6%	4	839
Tiburon Golf Ventures, L.P.	49.0%	17	—
Other	1.0%	—	—

Total		$160	$1,660

	As of December 31, 2005
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
Host Marriott Financial Trust	100%	$17	$370	$387 million of Convertible Subordinated Debentures 120 Courtyard hotels 36-hole golf club Three hotels
CBM Joint Venture L.P.	3.6%	7	841
Tiburon Golf Ventures, L.P.	49%	17	—
Other	1%	—	—

Total		$41	$1,211

European Joint Venture

We entered into an Agreement of Limited Partnership in March 2006, forming a joint venture, HHR Euro CV, to acquire hotels in Europe (the “European Joint Venture”) with Stichting Pensioenfonds ABP, the Dutch pension fund (“ABP”), and Jasmine Hotels Pte Ltd, an affiliate of GIC Real Estate Pte Ltd (“GIC RE”), the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (GIC). We serve as

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the general partner for the European Joint Venture. The percentage interest of the parties in the European Joint Venture is 19.9% for ABP, 48% for GIC RE and 32.1% for Host LP (including our limited and general partner interests). The initial term of the European Joint Venture is ten years subject to two one-year extensions with partner approval. HHR Euro CV has leased six of its hotels to HHR TRS CV, whose partnership interests are owned 9.8% by Host LP (including our general and limited partner interests), 19.9% by ABP and 70.3% by GLC RE. Due to the ownership structure and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European Joint Venture and HHR TRS CV at any time, they are not consolidated in our financial statements. The partners in the European Joint Venture agreed to increase its aggregate size to approximately €533 million of equity, of which our total contribution is expected to be approximately €171 million, or an additional €65 million ($86 million). Additionally, after giving effect to indebtedness that the European Joint Venture would be expected to incur, its aggregate size, once all funds are invested, would be approximately €1.5 billion. As general partner, we also earn a management fee based on the amount of equity commitments and equity investments. In 2006, we recorded approximately $3 million of management fees.

Host Marriott Financial Trust

In accordance with FIN 46R, we determined Host Marriott Financial Trust (the “Trust”) was a variable interest entity, which was created solely to issue 11 million shares of 6 3/4% convertible quarterly income preferred securities (the “Convertible Preferred Securities”). Accordingly, on January 1, 2004, we recognized the $492 million of 6 3/4% convertible subordinated debentures due December 2026 (the “Convertible Subordinated Debentures”) issued by the Trust as debt and recognized, as an equity investment, the $17 million invested in the Trust. Additionally, we classified the related payments as interest expense on our consolidated statements of operations. During 2005 and 2006, all of the Convertible Preferred Securities were converted to common shares or were redeemed for cash and, as a result, the Trust was liquidated in the second quarter of 2006. For further information on the Trust and the Convertible Preferred Securities, see Note 4.

CBM Joint Venture LP

CBM Joint Venture Limited Partnership owns 116 Courtyard by Marriott hotels, which are operated by Marriott International pursuant to long-term management agreements. During March 2005, we sold 85% of our interest in CBM Joint Venture LLC for approximately $92 million and recorded a gain on the sale, net of taxes, of approximately $41 million. In conjunction with the sale of our interest, CBM Joint Venture LLC was recapitalized and converted into a limited partnership, CBM Joint Venture Limited Partnership with Marriott International and affiliates of Sarofim Realty Advisors. Post-recapitalization, we own a 3.6% limited partner interest. We have the right to cause CBM Joint Venture LP to redeem our remaining interest, under certain conditions, between December 2007 and December 2009. Thereafter, the general partner of CBM Joint Venture LP has the right to redeem our remaining interest.

Other Investments

We have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort. We also own minority interests in three partnerships that directly or indirectly own three hotels. The total carrying value of these partnerships is less than $500,000, and we do not have any guarantees or commitments in relation to these partnerships.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2006	2005
	(in millions)
Property and equipment, net	$2,508	$1,270
Convertible Subordinated Debentures due from Host Hotels & Resorts, Inc.	—	387
Other assets	250	131

Total assets	$2,758	$1,788

Debt	$1,660	$841
Other liabilities	191	31
Convertible Preferred Securities	—	370
Equity	907	546

Total liabilities and equity	$2,758	$1,788

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2006	2005	2004
	(in millions)
Total revenues	$594	$482	$441
Operating expenses
Expenses	(460)	(348)	(325)
Depreciation and amortization	(53)	(46)	(57)

Operating profit	81	88	59
Interest income	2	33	33
Interest expense	(60)	(60)	(92)
Dividends on Convertible Preferred Securities	(2)	(31)	(32)

Net income (loss)	$21	$30	$(32)

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Debt

Debt consists of the following:

	December 31,
	2006	2005
	(in millions)
Series B senior notes, with a rate of 7 7/8% due August 2008	$—	$136
Series G senior notes, with a rate of 9 1/4% due October 2007(1)	—	236
Series I senior notes, with a rate of 9 1/2% due January 2007(2)	—	451
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	347	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	—
Series R senior notes, with a rate of 6 7/8% due November 2014	496	—
Exchangeable Senior Debentures with a rate of 3.25% due April 2024	495	493
Senior notes, with an average rate of 9.7% maturing through May 2012	13	13

Total senior notes	3,526	3,050

Mortgage debt (non-recourse) secured by $3.3 billion of real estate assets, with an average interest rate of 7.5% and 7.8% at December 31, 2006 and 2005, respectively, maturing through December 2023	2,014	1,823
Credit facility	250	20
Convertible Subordinated Debentures, with a rate of 6 3/4% due December 2026	—	387
Other	88	90

Total debt	$5,878	$5,370

(1)	Includes the fair value of interest rate swap agreements of $(6) million as of December 31, 2005.
(2)	Includes the fair value of an interest rate swap agreement of $1 million as of December 31, 2005.

Senior Notes

General.    Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all subordinated obligations of Host LP. The face amount of our outstanding senior notes as of December 31, 2006 and 2005 was $3.5 billion and $3.1 billion, respectively. The outstanding senior notes balance as of December 31, 2006 and 2005 includes discounts of approximately $12 million and $11 million, respectively, and fair value adjustments for interest rate swap agreements of approximately $(5) million as of December 31, 2005 that are discussed in further detail below. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0 to 1.0 by Host LP. Effective with the redemption of Series G senior notes in December 2006, Host LP is able to make distributions to enable Host to pay dividends on its preferred stock under the senior notes indenture when the EBITDA-to-interest coverage ratio is above 1.7 to 1.0.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. In addition, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to the transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting our ability to incur indebtedness and pay dividends include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values) and secured indebtedness of less than 45% of adjusted total assets). So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common dividends and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. Our senior notes indenture also imposes restrictions on customary matters, such as limitations on capital expenditures, acquisitions, investments, transactions with affiliates and incurrence of liens. As of December 31, 2006, we are in compliance with our senior notes covenants.

Issuances and Redemptions.    During 2006 and 2005, we have had three private issuances of debt under our senior notes indentures all of which are listed below. Each of the series of senior notes has been subsequently exchanged for other series of senior notes whose terms are substantially identical in all aspects to each of the exchanged series, respectively, except that the new series are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

•

On November 2, 2006, we issued $500 million of 6 7/8% Series R senior notes maturing November 1, 2014 and received net proceeds of approximately $490 million after discounts and costs. Interest on the Series R senior notes is payable semi-annually in arrears on May 1 and November 1 beginning on May 1, 2007. We used the proceeds of the Series R senior notes to redeem our 9 1/2% Series I senior notes and for general corporate purposes. The Series R senior notes were exchanged for Series S senior notes in February 2007.

•

On April 4, 2006, we issued $800 million of 6 3/4% Series P senior notes maturing June 1, 2016 and received net proceeds of approximately $787 million. Interest is payable semi-annually in arrears on June 1 and December 1 beginning on December 1, 2006. We used the proceeds of the Series P senior notes for the Starwood and The Westin Kierland acquisitions, the redemption of our 7 7/8% Series B senior notes and related prepayment premiums, the redemption of the $150 million 10% Class C preferred stock and accrued dividends and for general corporate purposes. The Series P senior notes were exchanged for Series Q senior notes in August 2006.

•

On March 10, 2005, we issued $650 million of 6 3/8% Series N senior notes maturing March 15, 2015 and received net proceeds of approximately $639 million. Interest is payable semi-annually in arrears on March 15 and September 15. We used the proceeds of the Series N senior notes for the redemption of $300 million of our 8 3/8% Series E senior notes, $169 million of 7 7/8% Series B senior notes and the related premiums and the repayment of $140 million of mortgage debt secured by two of our properties and for general corporate purposes. The Series N senior notes were exchanged for Series O senior notes in July 2005.

In addition to the above activity, in December 2006, we redeemed $242 million of our 9 1/4% Series G senior notes that were due in October 2007 with the proceeds from a draw on our credit facility. and we terminated the related interest rate swap agreements. As a result of all of the above redemptions, we recorded a loss of $17 million and $30 million on the early extinguishment of debt in 2006 and 2005, respectively, which includes the payment of call premiums, the acceleration of related deferred financing fees and original issue discounts and the termination of related interest rate swap agreements.

Exchangeable Senior Debentures.    On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures (the “Debentures”) and received net proceeds of $484 million, after discounts, underwriting

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fees and expenses. The Debentures mature on April 15, 2024 and are equal in right of payment with all of our unsubordinated debt and senior to all of our subordinated obligations. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. We can redeem for cash all, or part of, the Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the trading price of our common stock exceeds the cash redemption price on a per share basis, we would expect holders to elect to exchange their debentures for shares rather than receive the cash redemption price. Holders have the right to require us to repurchase the Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 at the issue price. The Debentures are currently exchangeable into shares of our common stock at a rate of 58.0682 shares for each $1,000 of principal amount of the debentures, or a total of approximately 29 million shares, which is equivalent to an exchange price of $17.22 per share of our common stock. The exchange rate is adjusted for, among other things, the payment of dividends to our common stockholders. Holders may exchange their Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 trading days. The Debentures and the common stock issuable upon exchange of the debentures have not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined.

As of September 25, 2006, holders of the debentures were able to exchange their debentures for Host common stock as the closing price for Host common stock exceeded 120% of the exchange price for 20 out of the 30 trading days during the period ending on September 25, 2006. The debentures will remain exchangeable until April 9, 2007. The debentures will remain exchangeable after April 9, 2007, if the trading price of Host common stock continues to exceed 120% of the exchange price for 20 out of the 30 trading days during the period ending on April 10, 2007, or if other conditions for exchange are satisfied.

Convertible Subordinated Debentures.    As of December 31, 2005, Host Marriott Financial Trust, a wholly owned subsidiary, held approximately 7.4 million shares of 6 3/4% convertible quarterly income preferred securities, with a liquidation preference of $50 per share (for a total liquidation amount of $370 million). The Convertible Preferred Securities represented an undivided beneficial interest in the assets of the Trust. Each of the Convertible Preferred Securities and the related Convertible Subordinated Debentures were convertible at the option of the holder into shares of our common stock.

During 2005, the holders of 2.1 million Convertible Preferred Securities, with a liquidation value of $105 million, exercised their right to convert and, as a result, we issued approximately 6.8 million shares of our common stock. Between January 1, 2006 and February 10, 2006, $368 million of Convertible Subordinated Debentures and corresponding Convertible Preferred Securities were converted into approximately 24 million common shares. On April 5, 2006, we redeemed the remaining $2 million of outstanding Convertible Subordinated Debentures held by third parties for cash.

Amended and Restated Credit Facility.    On September 10, 2004, we entered into an amended and restated credit facility (the “Credit Facility”) with Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other lenders. The Credit Facility provides aggregate revolving loan commitments in the amount of $575 million with an option to increase the amount of the facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. The revolving loan commitment under the facility is divided into two separate tranches: (1) a Revolving Facility A tranche of $385 million and (2) a Revolving Facility B tranche of $190 million. Subject to compliance with the facility’s financial covenants, amounts available for borrowing under Revolving Facility A vary depending on our leverage ratio, with $385 million being available when our leverage ratio is less than 6.5x, $300 million being available when our leverage ratio equals or exceeds

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.5x but is less than 6.75x, $150 million being available when our leverage ratio equals or exceeds 6.75x but is less than 7.0x, and no amounts being available when our leverage ratio equals or exceeds 7.0x. By contrast, the entire amount of Revolving Facility B is available for borrowing at any time that our unsecured interest coverage ratio equals or exceeds 1.5x and our leverage ratio does not exceed levels ranging from 7.5x to 7.0x. The Credit Facility also includes sub-commitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The Credit Facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity. We pay interest on borrowings under the Revolving Facility A at floating interest rates plus a margin (which, in the case of LIBOR-based borrowings, ranges from 2.00% to 3.00%) that is set with reference to our leverage ratio. Borrowings under Revolving Facility B are subject to a margin that is 0.5% higher than the corresponding margin applicable to Revolving Facility A borrowings and .75% higher when our leverage ratio is greater than 7.0x. The rate will vary based on our leverage ratio. We are required to pay a quarterly commitment fee that will vary based on the amount of unused capacity. Currently, the commitment fee is .55% on an annual basis. On December 28, 2006, we drew $250 million to redeem our 9 1/4% Series G senior notes. In January 2007, we repaid $75 million of the outstanding balance.

Mortgage Debt.    All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2006, we have 29 assets that are secured by mortgage debt with an average interest rate of 7.5%.

In connection with the acquisition of The Westin Kierland Resort & Spa, Scottsdale, Arizona, on September 1, 2006, we assumed $135 million of mortgage debt with a fair value of $133 million at the date of acquisition and an interest rate of 5.08%. Interest is payable on the first of each month and the mortgage matures on December 1, 2009.

On June 1, 2006, we repaid the $84 million mortgage debt on the Boston Marriott Copley Place. Additionally, in August 2006, we exercised the second one-year extension option under the loan agreement for the $88 million JW Marriott Washington, D.C. mortgage, which extended the maturity of the loan to September 2007.

On April 10, 2006, in connection with the Starwood transaction, we assumed a $41 million mortgage with a rate of 8.51% and a fair value of approximately $46 million secured by The Westin Tabor Center, and a mortgage of approximately $36 million with a rate of 9.21% and a fair value of approximately $40 million secured by The Westin Indianapolis. The Westin Tabor Center mortgage matures on December 11, 2023 and The Westin Indianapolis mortgage matures on March 11, 2022.

On January 10, 2006, we issued mortgage debt in the amount of $135 million Canadian Dollars ($116 million US Dollars based on the exchange rate on the date of issuance) with a fixed rate of 5.195% that is secured by our four Canadian properties. The mortgage matures on March 1, 2011.

On October 17, 2005, we retired a mortgage secured by two of our Canadian properties with the prepayment of approximately $19 million. In addition to the prepayment of the mortgage debt secured by our Canadian properties, we prepaid $140 million, with the net proceeds from the Series O senior notes, of mortgage debt secured by two of our properties and had $20 million of mortgage debt assumed by the buyer in conjunction with a property disposition in 2005.

Derivative Instruments.    In connection with the mortgage debt secured by the JW Marriott, Washington, D.C., we purchased an interest rate cap with a notional amount of $88 million, which capped the floating interest rate at 8.1% for the first three years of the loan. In August 2006, we exercised our option to extend the mortgage

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for one year through September 2007. Additionally, we purchased a similar interest rate cap that caps the floating interest rate of the loan at 8.1% through September 2007. The cap represents a derivative that is marked to market each period and the gains and losses from changes in the market value of the cap are recorded in gain (loss) on foreign currency and derivative contracts. The fair value of the interest rate cap was immaterial at December 31, 2006 and December 31, 2005.

In connection with the issuance of our Series G and I senior notes, we had entered into interest rate swap agreements that effectively converted the senior notes to floating-rate debt. Under the swaps, we received fixed-rate payments and we made floating-rate payments based on LIBOR. We designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements were recognized over the life of the agreements as an adjustment to interest expense. We recorded the changes in the fair value of the swaps and our Series G and I senior notes in the balance sheet as another asset and an increase in the respective senior notes balance, which had no income statement effect. The fair value of these interest rate swaps was $(5) million at December 31, 2005. We terminated the interest rate swap agreements for approximately $4 million in connection with the redemption of our Series G and I senior notes in December 2006.

Prior to the repayment in October 2005, the mortgage loan on our Canadian properties was denominated in U.S. dollars and the functional currency of the Canadian subsidiaries was the Canadian dollar. At the time of the origination of the loan, each of the subsidiaries entered into 60 separate forward currency contracts to buy U.S. dollars at a fixed price. These forward contracts hedged the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment. The forward contracts represented derivatives that were marked to market each period with the gains and losses from changes in the market values of the contracts recorded in gain (loss) on foreign currency and derivative contracts. In 2005, we terminated the remaining foreign currency contracts for approximately $18 million and prepaid the remaining outstanding balance of the loan for approximately $19 million.

Aggregate Debt Maturities.    Aggregate debt maturities at December 31, 2006 are as follows (in millions):

2007	$268
2008	550
2009	890
2010	521
2011	132
Thereafter	3,526

5,887
Discount on senior notes	(12)
Capital lease obligations	3

$5,878

Interest.    During 2006, 2005 and 2004, we made cash interest payments of $459 million, $393 million and $419 million, respectively, which includes capitalized interest of $5 million, $5 million and $3 million, respectively, related to qualifying property construction activities. We recorded losses, which have been included in interest expense on our consolidated statements of operations, during 2006, 2005 and 2004, of approximately $17 million, $30 million and $55 million, respectively, on the early extinguishment of debt, which includes prepayment premiums, the acceleration of the related discounts and deferred financing costs and the termination of related interest rate swap agreements. Deferred financing costs amounted to $60 million and $63 million, net of accumulated amortization, as of December 31, 2006 and 2005, respectively. Amortization of deferred financing costs totaled $15 million, $14 million and $16 million in 2006, 2005 and 2004, respectively.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of property and equipment under capital leases totaled $2 million, $3 million and $2 million in 2006, 2005 and 2004, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5.	Stockholders’ Equity

Seven hundred fifty million shares of common stock, with a par value of $0.01 per share, are authorized, of which 521.1 million and 361.0 million were outstanding as of December 31, 2006 and 2005, respectively. Fifty million shares of no par value preferred stock are authorized, with 4.0 million shares and 10.0 million shares outstanding as of December 31, 2006 and 2005, respectively.

Dividends.    We are required to distribute at least 90% of our taxable income, excluding net capital gain, to qualify as a REIT. However, our policy on common dividends is generally to distribute 100% of our taxable income, including net capital gain, unless otherwise contractually restricted. For our preferred dividends, we will generally pay the quarterly dividend, regardless of the amount of taxable income, unless similarly contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

The table below presents the amount of common and preferred dividends declared per share as follows:

	2006	2005	2004
Common stock	$.76	$.41	$.05
Class A preferred stock 10%	—	—	1.38
Class B preferred stock 10%	—	.87	2.50
Class C preferred stock 10%	.625	2.50	2.50
Class E preferred stock 8 7/8%	2.22	2.22	1.37

Common Stock.

On April 16, 2006, we also issued approximately 133.5 million common shares for the acquisition of hotels from Starwood Hotels & Resorts. See Note 12, Acquisitions—Starwood Acquisition.

During 2006 and 2005, we converted our Convertible Subordinated Debentures into approximately 24 million and 6.8 million, shares of common stock, respectively. The remainder was redeemed for $2 million in April 2006. See Note 4, Convertible Subordinated Debentures.

Preferred Stock.    We currently have one class of publicly-traded preferred stock outstanding: 4,034,400 shares of 8 7/8% Class E preferred stock. Holders of the preferred stock are entitled to receive cumulative cash dividends at 8 7/8% per annum of the $25.00 per share liquidation preference, which are payable quarterly in arrears. After June 2, 2009, we have the option to redeem the Class E preferred stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The preferred stock ranks senior to the common stock and the authorized Series A junior participating preferred stock (discussed below), and at parity with each other. The preferred stockholders generally have no voting rights. Accrued preferred dividends at December 31, 2006 and 2005 were approximately $2 million and $6 million, respectively.

During 2006, 2005 and 2004, we redeemed, at par, all of our then outstanding shares of Class C, B and A cumulative preferred stock, respectively. The fair value of the preferred stock (which was equal to the redemption price) exceeded the carrying value of the Class C, B and A preferred stock by approximately $6 million, $4 million and $4 million, respectively. These amounts represent the original issuance costs. The original issuance costs for the Class C, B and A preferred stock have been reflected in the determination of net income available to common stockholders for the purpose of calculating our basic and diluted earnings per share in the respective years of redemption.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 1998, we restructured ourselves to enable us to qualify for treatment as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is generally not subject to federal and state income taxation on its operating income distributed to its stockholders. In addition to paying federal and state income taxes on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income and franchise taxes incurred by Host and Host LP and foreign income taxes incurred by Host LP, as well as each of their respective subsidiaries.

Where required, deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss, capital loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

Total deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows (in millions):

	2006	2005
Deferred tax assets	$119	$118
Less: Valuation allowance	(22)	(22)

Subtotal	97	96
Deferred tax liabilities	(94)	(91)

Net deferred tax assets	$3	$5

We have recorded a valuation allowance under SFAS 109 equal to approximately $2 million (100%) of our domestic capital loss carryforward deferred tax asset. In addition, we have recorded a valuation allowance equal to approximately $19 million (100%) of our Mexican net operating loss and asset tax credit carryforwards deferred tax asset and approximately $1 million (18%) of our Canadian net operating loss carryforward deferred

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax asset. Any subsequent reduction in the valuation allowance related to a net operating loss, capital loss or tax credit carryforward will be recorded as a reduction of income tax expense. The primary components of our net deferred tax assets are as follows (in millions):

	2006	2005
Investment in hotel leases	$9	$18
Accrued related party interest	16	25
Net operating loss and capital loss carryforwards	32	39
Alternative minimum tax credits	3	3
Safe harbor lease investments	(18)	(19)
Property and equipment depreciation	(6)	(7)
Investments in affiliates	(61)	(65)
Deferred incentive management fees	—	11
Holdover period rent expense	(9)	—
Prepaid revenue	37	—

Net deferred tax assets	$3	$5

At December 31, 2006, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryforwards of approximately $143 million. We have deferred tax assets related to these loss and tax credit carryforwards of approximately $57 million and established a valuation allowance of approximately $22 million. Our net operating loss carryforwards expire through 2024, our domestic capital loss carryforward expires in 2010, and our foreign capital loss carryforwards have no expiration period. Our domestic tax credits have no expiration period and our foreign asset tax credits expire though 2016.

Our U.S. and foreign income (loss) from continuing operations before income taxes was as follows (in millions):

	2006	2005	2004
U.S. income (loss)	$297	$141	$(88)
Foreign income (loss)	7	8	(4)

Total	$304	$149	$(92)

The provision (benefit) for income taxes for continuing operations consists of (in millions):

	2006	2005	2004
Current—Federal	$—	$—	$—
—State	2	2	2
—Foreign	8	5	7

	10	7	9

Deferred—Federal	—	18	(16)
—State	(5)	2	(2)
—Foreign	—	(3)	(1)

	(5)	17	(19)

Income tax provision (benefit)—continuing operations	$5	$24	$(10)

The total provision (benefit) for income taxes, including the amounts associated with discontinued operations, was $7 million, $25 million and $(10) million in 2006, 2005 and 2004, respectively.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35 percent and the actual income tax provision (benefit) recorded each year for continuing operations are as follows (in millions):

	2006	2005	2004
Statutory federal income tax provision (benefit)	$110	$57	$(26)
Nontaxable (income) loss of Host REIT	(110)	(35)	12
State income tax provision (benefit), net	2	2	(1)
Tax contingencies	(5)	(5)	(1)
Foreign income tax provision	8	5	6

Income tax provision (benefit)—continuing operations	$5	$24	$(10)

In 2006, 2005 and 2004, we recognized an income tax benefit of $5 million, $5 million and $1 million, respectively, relating to the reduction of previously accrued income taxes after an evaluation of the exposure items and the expiration of related statutes of limitation. Cash paid for income taxes, net of refunds received, was $8 million, $8 million and $10 million in 2006, 2005 and 2004, respectively.

7.	Leases

Hotel Leases.    We lease substantially all of our hotels (the “Leases”) to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Hospitality Properties Trust Relationship.    In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard by Marriott (“Courtyard”) properties and 18 Residence Inn by Marriott (“Residence Inn”) properties to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring between 2010 and 2012 and are renewable at our option. Minimum rent payments are $57 million annually for the Courtyard properties and $19 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases.

In 1998, we sublet the HPT properties (the “Subleases”) to separate sublessee subsidiaries of Barceló Crestline Corporation (the “Sublessee”), subject to the terms of the applicable HPT lease. The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either we or the Sublessee elect not to renew the Sublease provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT properties (one for the Courtyard properties and one for the Residence Inn properties). Rent payable by the Sublessee under the Subleases consists of the minimum rent payable under the HPT lease and an additional percentage rent payable to us. The percentage rent payable by the Sublessee is generally sufficient to cover the additional rent due under the HPT lease, with any excess being retained by us. The rent payable under the Subleases is guaranteed by the Sublessee, up to a maximum amount of $30 million, which is allocated between the two pools of HPT properties.

Other Lease Information.    As of December 31, 2006, all or a portion of 38 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense on a straight-line basis over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We also have leases on facilities used in our former

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. The restaurant and equipment leases are accounted for as either operating or capital leases, depending on the characteristics of the particular lease arrangement. The amortization charge applicable to capitalized leases is included in depreciation expense in the accompanying consolidated statements of operations.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2006. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and the Sublessee of approximately $12 million and $420 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2007	$1	$119
2008	1	117
2009	1	111
2010	—	108
2011	—	88
Thereafter	—	1,040

Total minimum lease payments	3	$1,583

Less: amount representing interest	—

Present value of minimum lease payments	$3

We remain contingently liable on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $27 million as of December 31, 2006. However, management considers the likelihood of any material funding related to these leases to be remote.

Rent expense consists of:

	2006	2005	2004
	(in millions)
Minimum rentals on operating leases	$125	$119	$123
Additional rentals based on sales	28	19	18
Less: sublease rentals	(88)	(85)	(83)

	$65	$53	$58

8.	Employee Stock Plans

We maintain two stock-based compensation plans, the comprehensive stock plan (the “Comprehensive Plan”), whereby we may award to participating employees (i) restricted shares of our common stock, (ii) options to purchase our common stock and (iii) deferred shares of our common stock and the employee stock purchase plan. At December 31, 2006, there were approximately 7.9 million shares of common stock reserved and available for issuance under the Comprehensive Plan.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123 R”). As required under this statement, we recognize costs resulting from our share-based payment transactions in our financial

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity classified awards or liability classified awards. The classification of our restricted stock awards as either an equity award or a liability award is primarily based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. The value of all restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. All restricted stock awards to senior executives have been classified as liability awards, primarily due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding. Restricted stock awards to our upper-middle management have been classified as equity awards as these awards do not have this optional tax withholding feature.

We adopted the fair value provisions of SFAS 123 in 2002 and, therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. Effective January 1, 2006, we instituted a new restricted stock program, which is accounted for using the provisions of SFAS 123R.

Restricted Stock.    During the first quarter of 2006, we granted shares to senior executives to be distributed over the next three years in annual installments. Vesting for these shares is determined both on continued employment, as well as market performance based on the achievement of total shareholder return on an absolute and relative basis. For the shares that vest solely on continued employment, we recognize compensation expense over the requisite period based on the market price at the balance sheet date. For shares that vest based on market performance, we recognize compensation expense over the requisite service period based on the fair value of the shares at the balance sheet date, which is estimated using a simulation or Monte Carlo method. For the purpose of the simulation, we assumed a volatility of 20.2%, which is calculated based on the volatility of our stock price over the last three years, a risk-free interest rate of 4.74%, which reflects the yield on a 3-year Treasury bond, and a stock beta of 0.901 compared to the REIT composite index based on three years of historical price data. The number of shares issued is adjusted for forfeitures. All shares earned under the prior stock plan were fully vested for the year ended December 31, 2005.

We made an additional grant of shares to senior executives in February 2006 (“2006 supplemental grant”). Twenty-five percent of this award vested immediately and was expensed during the first quarter, while the remaining 75% vest over a three-year period based on continued employment. We recognize compensation expense for the outstanding portion of this grant based on the market price at the balance sheet date.

During 2006, 2005 and 2004, we recorded compensation expense of approximately $32 million, $20 million and $23 million respectively, related to the restricted stock awards to senior executives. The total unrecognized compensation cost, based on the valuation criteria above, that relates to nonvested restricted stock awards at December 31, 2006 was approximately $37 million, which, if earned, will be recognized over the weighted

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average of 1.3 years. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2006. The fair values for the awards below are based on the fair value at the respective transaction dates, as the awards are classified as liability awards.

	2006		2005		2004
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	—	$—	1.2	$17	2.5	$12
Granted	3.5	16	—	—	—	—
Vested(1)	(1.1)	24	(1.1)	19	(1.3)	16
Forfeited/expired	—	—	(.1)	17	—	—

Balance, at end of year	2.4	19	—	—	1.2	17

Issued in calendar year(1)	.7	19.6		17.7		12

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the .7 million shares issued in 2006 include the shares vested at December 31, 2005, after adjusting for shares withheld to meet employee tax requirements. The withheld shares for employee tax requirements were valued at $11.7 million, $7.7 million and $6.6 million, for 2006, 2005 and 2004, respectively.

We also maintain a restricted stock program for our upper-middle management. Vesting for these shares is determined based on continued employment and, accordingly, we recognize compensation expense ratably over the service period of three years. We recorded compensation expense related to these shares of approximately $1.5 million, $1.4 million and $1.0 million during 2006, 2005 and 2004, respectively. The total unrecognized compensation cost, measured on the grant date, that relates to nonvested restricted stock awards at December 31, 2006 was approximately $.4 million, which, if earned, will be recognized over the weighted average remaining service period of 1 year. The following table is a summary of the status of our upper-middle management plan for the three years ended December 31, 2006. The fair values for the awards below are based on the fair value at the grant date of the respective awards, as the awards are classified as equity awards.

	2006		2005		2004
	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)
Balance, at beginning of year	25	$16	21	$13	—	$—
Granted	78	20	89	16	89	13
Vested (1)	(74)	19	(80)	15	(58)	13
Forfeited/expired	(7)	18	(5)	15	(10)	13

Balance, at end of year	22	20	25	16	21	13

Issued in calendar year (1)	47	17	37	16	24	13

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 47,000 shares issued in 2006 include the shares vested at December 31, 2005, after adjusting for shares withheld to meet employee tax requirements. The value of shares withheld for employee tax requirements was not material for all periods presented.

Employee Stock Purchase Plan.    Under the terms of the employee stock purchase plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan year, which runs from February 1 through January 31. We record compensation expense for the

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-pricing model with the following assumptions for the 2006, 2005 and 2004 plan years, respectively; Risk-free interest rate of 4.7%, 4.3% and 2.9%, volatility of 33%, 34% and 34%, expected life of one year for all periods. We assume a dividend yield of 0% for these grants, as no dividends are accrued during the one year vesting period. We issued approximately 16,000, 14,000 and 16,000 shares, for the 2006, 2005 and 2004 plan years, respectively. The weighted average fair value of these shares granted was $4.73, $4.27 and $3.02 in 2006, 2005 and 2004, respectively. The compensation expense reflected in net income was not material for all periods presented.

Employee Stock Options.    Effective January 1, 2002, we adopted the expense recognition provisions of SFAS 123 for employee stock options granted on or after January 1, 2002 only. We did not grant any stock options after December 2002. All options granted are fully vested as of December 31, 2006.

The fair value of the 2002 stock options was estimated on the date of grant using an option-pricing model. Compensation expense for the stock options is recognized on a straight-line basis over the vesting period. The weighted average fair value per option granted during 2002 was $1.41. We recorded compensation expense of approximately $229,000, $244,000 and $280,000 for 2006, 2005 and 2004, which represents the expense for stock options granted during 2002. As of December 31, 2006, all outstanding options were exercisable. The aggregate intrinsic value of the outstanding and exercisable options at December 31, 2006 was approximately $12.9 million.

The following table is a summary of the status of our stock option plans that have been approved by our stockholders for the three years ended December 31, 2006. We do not have stock option plans that have not been approved by our stockholders.

	2006		2005		2004
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	1.4	$6	2.6	$6	4.5	$6
Granted	—	—	—	—	—	—
Exercised	(.7)	6	(1.1)	6	(1.6)	7
Forfeited/expired	—	—	(.1)	6	(.3)	8

Balance, at end of year	.7	6	1.4	6	2.6	6

Options exercisable at year-end	.7		1.2		2.0

The following table summarizes information about stock options at December 31, 2006:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1 – 3.3		1	$3
4 – 6.1		2	6
7 – 9.3		9	8

	.7

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Host Marriott Services (“HM Services”) spin-off in 1995, outstanding options held by our current and former employees were redenominated in both our and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between us and HM Services, we originally had the right to receive up to 1.4 million shares of HM Services’ common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly owned subsidiary of Autogrill SpA of Italy, acquired HM Services. Since HM Services is no longer publicly traded (and has been renamed HMS Host), all future payments to us will be made in cash. As of December 31, 2006 and 2005, the receivable balance was approximately $1 million and $2 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

Deferred Stock.    Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense on a straight-line basis over the vesting period for the fair market value of the shares on the date of grant, less estimated forfeitures. No shares were granted under this plan since 2003. The compensation cost that has been charged against income for deferred stock was not material for all periods presented. The implementation of SFAS No. 123 had no impact on the calculation of compensation expense for the deferred stock incentive plan.

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by the Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2006.

10.	Discontinued Operations

Assets Held For Sale.    As of December 31, 2006, four hotels were classified as held for sale, all of which were sold during January 2007. As of December 31, 2005, two hotels were classified as held for sale, both of which were sold in 2006. We reclassified the assets and liabilities relating to these hotels as held for sale in our consolidated balance sheets as of December 31, 2006 and 2005, respectively, as detailed in the following table (in millions):

	2006	2005
Property and equipment, net	$95	$62
Other assets	1	11

Total assets	$96	$73

Other liabilities	—	—

Total liabilities	$—	$—

Dispositions.    We sold seven hotels in 2006, five hotels in 2005 and nine hotels in 2004, and classified four hotels as held for sale as of December 31, 2006. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in millions):

	2006	2005	2004
Revenues	$70	$176	$313
Income before taxes	13	22	30
Gain on disposals, net of tax	416	19	52

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Gain on Insurance Settlement

Eight of our properties sustained damage from hurricanes during 2005, with two, the New Orleans Marriott and the Fort Lauderdale Marina Marriott, having extensive damage which required us to temporarily close all or part of these hotels. The current range of estimates to repair the damage at all of the properties is approximately $60 million to $80 million, substantially all of which will be covered by insurance. Our insurance coverage for the properties entitles us to receive recoveries for damage to the hotels, as well as payments for business interruption. Gains resulting from insurance proceeds will not be recognized until all contingencies are resolved. As of December 31, 2005, we recorded an insurance receivable of approximately $35 million which reflected the book value of the property and equipment written off and repairs and clean-up costs incurred as a result of the hurricane damage which will be covered by insurance. During 2006, we received approximately $22 million of insurance proceeds, which reduced our receivable to approximately $14 million as of December 31, 2006. During 2006 and 2005, we received approximately $16 million and $9 million of business interruption proceeds related to the operations of the hotels for which all contingencies have been resolved.

In 2004, the gain on insurance settlement includes $3 million of business interruption proceeds that we received in connection with the loss of business at our Toronto hotels due to the outbreak of Severe Acute Respiratory Syndrome (SARS).

12.	Acquisitions

Starwood Acquisition

On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood Hotels & Resorts Worldwide, Inc., or Starwood. The acquisition was completed pursuant to the Master Agreement and Plan of Merger, dated as of November 14, 2005, and amended as of March 24, 2006, (the “Master Agreement”) among Host, Starwood and certain of their respective subsidiaries.

For the 28 hotels included in the initial closing, the total consideration paid by Host to Starwood and its stockholders included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the cash payment of approximately $750 million, which includes closing costs. An exchange price of Host common stock of $16.97 per share was calculated based on guidance set forth in Emerging Issues Task Force Issue No. 99-12, as the average of the closing prices of Host common stock during the range of trading days from two days before and after the November 14, 2005 announcement date.

The purchase price of the acquired assets and liabilities has been recorded based on fair value. Property and equipment has been recorded on a stepped-up basis from historical costs and the fair value of assumed debt has been based on expected future debt service payments discounted at risk-adjusted rates. Other assets and liabilities are recorded at historical costs, which is believed to be equivalent to fair value. We have substantially completed our process of allocating the purchase price among individual hotels and evaluating the fair value of the allocation of the purchase price among each individual hotel’s assets and liabilities, including land, property and equipment items, other assets and liabilities, and assumed agreements, including ground and retail space leases and other intangible assets. While the purchase price allocations are substantially complete, they may be subject to refinement, which would likely affect the amount of depreciation expense recorded. The operating results of each of the consolidated acquired hotels are included in our statement of operations from the date acquired.

In conjunction with our acquisition of the Starwood properties, we evaluated various operating, license, ground and retail lease agreements to determine if the terms were at, above or below market in accordance with SFAS 141. We identified five agreements which we determined were not on market terms and recorded each of

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these agreements at their fair value as either an intangible asset or liability on the accompanying balance sheet. We recognized an intangible asset for a ground lease with a fair value of approximately $3 million that is recorded in other assets on our balance sheet. Additionally, we recorded an intangible liability for four unfavorable ground and retail lease agreements with a total fair value of approximately $8 million that is included in other liabilities on the accompanying balance sheet. The intangible asset and liabilities will be amortized over the life of the related agreements, with the income or expense recorded in other property level expenses.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Starwood transaction, less the Sheraton Warsaw Hotel & Towers, which was contributed to the European Joint Venture on May 2, 2006 (see Note 3 for further information) (in millions):

Property and equipment, net	$3,058
Other assets	10

Total assets	3,068
Debt (a)	(77)
Other liabilities	(19)

Net assets acquired	$2,972

(a)	We assumed $77 million of mortgage debt from Starwood with a fair value of $86 million in the transaction.

Our summarized unaudited consolidated pro forma results of operations, assuming the Starwood acquisition occurred on January 1, 2005, are as follows (in millions, except per share amounts):

	2006	2005
Revenues	$5,136	$4,690
Income from continuing operations	325	227
Net income	754	268
Net income available to common shareholders	734	237
Basic earnings per common share:
Continuing operations	.59	.40
Discontinued operations	.82	.09

Basic earnings per common share	$1.41	$.49

Diluted earnings per common share:
Continuing operations	.58	.40
Discontinued operations	.82	.08

Diluted earnings per common share	$1.40	$.48

Other Acquisitions

On September 1, 2006, we acquired The Westin Kierland Resort & Spa in Scottsdale, Arizona, for approximately $393 million, including the assumption of the $135 million of mortgage debt with a fair value of $133 million. In connection with the acquisition, we recorded an intangible asset with a fair value of approximately $9 million, which is included in other assets on the accompanying balance sheet. The intangible asset will be amortized over the life of the hotel management agreement.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Starwood and The Westin Kierland acquisitions, the amount of amortization income and expense for intangible assets and liabilities were both immaterial for the period ended December 31, 2006. The intangibles that we assumed have an amortization period of three to 70 years. Additionally, the estimated aggregate net amortization for the next five years is expected to be less than $1 million.

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

The pro forma statements of operations have not been provided for The Westin Kierland Resort & Spa acquisition in 2006, and the acquisitions completed in 2005 and 2004, as the effect of the acquisitions is not material.

13.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$9	$9	$7	$7
Financial liabilities
Senior notes (excluding fair value of swaps)	3,031	3,033	2,562	2,621
Exchangeable Senior Debentures	495	737	493	582
Credit Facility	250	250	20	20
Mortgage debt and other, net of capital leases	2,100	2,181	1,910	2,068
Convertible Subordinated Debentures	—	—	387	473

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Relationship with Marriott International

We have entered into various agreements with Marriott, including the management of approximately 60% of our hotels, as well as franchised properties; financing for joint ventures or partnerships including the acquisition in 1996 of two hotels (one of which was sold on January 30, 2004) in Mexico City, Mexico and the 2000 acquisition of CBM Joint Venture LLC (see Note 3) and certain limited administrative services.

In 2006, 2005 and 2004, we paid Marriott $165 million, $148 million and $129 million, respectively, in hotel management fees and $1 million, $1 million and $2 million, respectively, in franchise fees. Included in the management fees paid are amounts paid to The Ritz-Carlton Hotel Company, LLC (Ritz-Carlton), Courtyard Management Corporation and Residence Inn Management Corporation.

We negotiated amendments to various management agreements with Marriott and agreed, among other matters, to waive performance termination tests through the end of fiscal year 2009, to modify certain extension tests which condition the manager’s ability to renew the management agreements, and to extend certain contracts for ten additional years. As part of this negotiation, Marriott agreed to make cash payments to us, over time, to reduce an existing cap on the costs and expenses related to chain services that are provided on a centralized basis, as well as to establish a cap on certain other costs, to provide us with an incentive to increase our capital expenditures at the hotels through 2008, to waive certain deferred management fees, and to modify the incentive management fee on certain contracts. In addition, we agreed to use a portion of Marriott’s cash payments for brand reinvestment projects at various hotels in our portfolio.

15.	Hotel Management Agreements and Operating and License Agreements

Our hotels are subject to management agreements under which various operators, including Marriott, Ritz-Carlton, Hyatt, Swissôtel, Hilton, Four Seasons, Fairmont and Starwood, operate our hotels for the payment of a management fee. The agreements generally provide for both base and incentive management fees based on hotel sales and operating profit, respectively. As part of the management agreements, the manager furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the manager’s hotel system. Chain services include central training, advertising and promotion, national reservation systems, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among the hotels managed, owned or leased by the manager on a fair and equitable basis. In addition, our managers will generally have a guest rewards program which will be charged to all of the hotels that participate in the program.

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

Marriott International

Of our hotels, 72 are subject to management agreements under which Marriott or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with one or more renewal terms at the option of Marriott. Marriott typically receives a base fee of three percent of gross revenues and incentive management fees generally equal to 20% operating profit after we have received a priority return. We have the option to terminate certain management agreements if specified performance or extension thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, we have agreed with Marriott that a pool of hotels currently subject to existing management agreements may be sold over time unencumbered by a Marriott management agreement without the payment of termination fees, subject to certain restrictions. The remaining pool includes 23 hotels. Approximately 70% of this pool (as measured by EBITDA) may be sold free and clear of their existing management agreements without the payment of a termination fee, provided the hotels maintain the Marriott brand affiliation through a franchise agreement. A percentage of these hotels may also be sold free and clear of their existing management agreements and brand affiliation without a termination fee.

We have a franchise agreement with Marriott for one hotel. Pursuant to the franchise agreement, we pay a franchise fee based on a percentage of room sales and food and beverage sales, as well as certain other fees for advertising and reservations. Franchise fees for room sales are approximately six percent of sales, while fees for food and beverage sales are approximately three percent of sales. The franchise agreement has a term of 30 years.

Ritz-Carlton

We hold management agreements with Ritz-Carlton, a wholly-owned subsidiary of Marriott, to manage nine of our hotels. These agreements have an initial term of 15 to 25 years with one or more renewal terms at the option of Ritz-Carlton. Base management fees vary from two to five percent of sales and incentive management fees, if any, are generally equal to 20% of available cash flow or operating profit, after we have received a priority return as defined in the agreements.

Starwood

As of December 31, 2006, 27 of our hotels are subject to operating and license agreements with Starwood under which Starwood operates the hotels, for an initial term of 20 years, with two renewal terms of 10 years each. Starwood receives compensation in the form of a base fee of 1% of annual gross operating revenues, and an incentive fee of 20% of annual gross operating profit, after we have received a priority return of 10.75% on our purchase price and other investments in the hotels.

The license agreements address matters relating to the subject brand, including rights to use service marks, logos, symbols and trademarks, such as those associated with Westin, Sheraton. W, Luxury Collection and St. Regis, as well as matters relating to compliance with certain standards and policies and (including through other agreements in the case of certain hotels) the provision of certain system program and centralized services. The license agreements have an initial term of 20 years each, with two renewal terms of 10 years each at the option of the licensor. Licensors receive compensation in the form of license fees of 5% of room sales and 2% of food and beverage sales.

We have the right to terminate the operating agreements on 17 specified hotels as of December 31, 2006 upon the sale of those hotels. With respect to eight hotels as of December 31, 2006, we have the right to sell no more than three annually free and clear of their existing operating agreements without the payment of a termination fee, and we have a limited right to terminate one license agreement annually. With respect to the remaining nine hotels, we have the right beginning in 2016 to sell 35% of the hotels (measured by EBITDA) free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

Other Managers

We also hold management agreements with hotel management companies such as Hyatt, Hilton, Four Seasons and Fairmont for 17 of our hotels. These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. Sixteen of the seventeen agreements also provide for incentive management fees generally equal to 10 to 30 percent of available cash flow, operating profit, or net operating income, as defined in the agreements, after we have received a priority return.

16.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial, and thus, we report one business segment: hotel ownership. Our foreign operations consist of four properties located in Canada, two properties located in Chile and one property located in Mexico. There were no intercompany sales between us and the foreign properties. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2006		2005		2004
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$4,739	$10,384	$3,648	$7,286	$3,346	$7,148
Canada	107	112	94	110	87	111
Chile	16	53	—	—	—	—
Mexico	26	35	24	38	24	39

Total	$4,888	$10,584	$3,766	$7,434	$3,457	$7,298

17.	Guarantees and Contingencies

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $27 million as of December 31, 2006.

•

In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership to Barceló Crestline Corporation, formerly Crestline Capital Corporation, in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Barceló Crestline Corporation, who, in turn, is indemnified by the current owner of the facility.

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $14 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

In connection with the Starwood acquisition, we identified four properties with environmental liabilities, primarily asbestos in non-public areas of the properties, for which we have recorded the present value of the liability, or approximately $2.3 million, in accordance with FIN 47 “Accounting for Conditional Asset Retirement Obligations”. The amount is based on management’s estimate of the timing and future costs to remediate the liability. We will record the accretion expense over the period we intend to hold the hotel or until the item is remediated.

18.	Related Party Transactions

In December 2006, the insurance trust which holds split-dollar life insurance policies for Mr. J. Willard Marriott, Jr. exercised its rights under its Split-Dollar Life Insurance Policies Agreement with the Company to purchase our interest in the policy. We received approximately $4.5 million, which equaled the premiums paid on the policy since 1996 (inception) in accordance with the terms of the agreement.

19.	Mandatorily Redeemable Non-controlling Interests of All Entities

We consolidate four majority-owned partnerships, the Philadelphia Market Street HMC Host Limited Partnership; the Pacific Gateway, Ltd; the Lauderdale Beach Association; and the Marriott Mexico City Partnership G.P., all of which have finite lives ranging from 77 to 100 years that terminate between 2061 and 2097.

As of December 31, 2006, the minority interest holders in two of the partnerships have settlement alternatives in which they could be issued a total of 2.4 million OP units based on their ownership percentages as stipulated in their partnership agreements. At December 31, 2006 and 2005, the OP units issuable were valued at $60 million and $39 million, respectively. Two of these partnerships do not have any settlement alternatives. At December 31, 2006 and 2005, the fair values of the minority interests in these partnerships were approximately $129 million and $121 million, respectively.

20.	Quarterly Financial Data (unaudited)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$840	$1,195	$1,119	$1,734
Income from continuing operations	17	94	31	167
Income from discontinued operations	155	236	9	29
Net income	172	330	40	196
Net income available to common stockholders	166	320	38	194
Basic earnings per common share:
Continuing operations	.03	.17	.05	.32
Discontinued operations	.41	.48	.02	.05
Net income	.44	.65	.07	.37
Diluted earnings per common share:
Continuing operations	.03	.17	.05	.31
Discontinued operations	.41	.45	.02	.05
Net income	.44	.62	.07	.36

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$783	$948	$805	$1,230
Income (loss) from continuing operations	(10)	85	(8)	58
Income from discontinued operations	16	6	3	16
Net income (loss)	6	91	(5)	74
Net income (loss) available to common stockholders	(2)	80	(11)	68
Basic earnings (loss) per common share:
Continuing operations	(.05)	.21	(.04)	.15
Discontinued operations	.04	.02	.01	.04
Net income (loss)	(.01)	.23	(.03)	.19
Diluted earnings (loss) per common share:
Continuing operations	(.05)	.20	(.04)	.15
Discontinued operations	.04	.02	.01	.04
Net income (loss)	(.01)	.22	(.03)	.19

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

Disclosure Controls and Procedures

As required by Rules 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from our 2007 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Proposal No. 1: Election of Directors.” See Part I of this Annual Report for information regarding Host’s executive officers.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to Host’s Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “The Board of Directors and Committees of the Board.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 8 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/Corporate Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders upon request to the Company at the address set forth in Item 1, Attn: Secretary. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The Information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b) EXHIBITS

Exhibit No.	Description
2.1	Master Agreement and Plan of Merger among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex A to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.2	Indemnification Agreement among Host Marriott Corporation, Host Marriott L.P. and Starwood Hotels & Resorts Worldwide, Inc. dated November 14, 2005 (incorporated by reference from Annex B to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.3	Tax Sharing and Indemnification Agreement among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex C to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.4	Amendment Agreement, dated March 24, 2006, amending the master agreement and plan of merger, the indemnification agreement and the tax sharing and indemnification agreement by and among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership, each dated November 14, 2005 (incorporated by reference to Exhibit 2.4 of Host Marriott Corporation’s Current Report on Form 8-K, filed March 28, 2006).

3.1	Articles of Restatement of Articles of Incorporation of Host Marriott Corporation (incorporated by reference to Exhibit 3.1 of Host Marriott Corporation’s Report on Form 10-Q, filed October 17, 2005).

Exhibit No.	Description
3.2	Articles of Amendment of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc. Current Report on Form 10-K, filed on April 19, 2006).

3.3	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective October 25, 2006 (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K, filed on October 31, 2006).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.2	Rights Agreement between Host Marriott Corporation and The Bank of New York as Rights Agent, dated as of November 23, 1998 (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Registration Statement on Form 8-A, filed on December 11, 1998).

4.3	Amendment No. 1 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of December 18, 1998 (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation’s Current Report on Form 8-K, filed on December 24, 1998).

4.4	Amendment No. 2 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of August 21, 2002 (incorporated by reference to Exhibit 4.3 to Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002, filed on October 21, 2002).

4.5	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation’s Registration Statement on Form 8-A (SEC File No. 333-55807) filed on December 11, 1998).

4.6	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.7	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998).

4.8	Ninth Supplemental Indenture, dated as of December 14, 2001, among Host Marriott, L.P. the Subsidiary Guarantors signatory thereto and HSBC Bank USA (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Ninth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-76550) filed with the Commission on January 10, 2002).

4.9	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee to the Amended and Restated Indenture, dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

4.10	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

Exhibit No.	Description
4.11	Fourteenth Supplemental Indenture, dated August 3, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.10 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

4.12	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, dated March 10, 2005).

4.13	Seventeenth Supplemental Indenture dated March 17, 2005, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto and The Bank of New York, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.20 of Host Marriott, L.P.’s Report on Form 8-K, dated March 16, 2005).

4.14	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

4.15	Twenty-Second Supplemental Indenture, dated November 2, 2006, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.27 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed November 7, 2006).

4.16	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.17	Loan agreement, dated as of July 8, 1999, among BRE/Swiss L.L.C., HMC Cambridge LLC, HMC Reston LLC, HMC Burlingame Hotel LLC, and HMC Times Square Hotel LLC, as borrowers, and Bankers Trust Company, as lender (incorporated by reference to Exhibit 4.23 to Host Marriott Corporation’s Annual Report on Form 10-K, filed on March 1, 2005).

4.18	First Amendment to Loan Agreement, dated as of August 18, 1999, among BRE/Swiss L.L.C., HMC Cambridge LLC, HMC Reston LLC, HMC Burlingame Hotel LLC, and HMC Times Square Hotel LLC, as borrowers, and Bankers Trust Company and Morgan Stanley Mortgage Capital Inc., as lenders (incorporated by reference to Exhibit 4.24 to Host Marriott Corporation’s Annual Report on Form 10-K, filed on March 1, 2005).

10.1*	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P.

10.2	Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

Exhibit No.	Description
10.3	Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.4	Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.5	Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.6	Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.7	Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998).

10.8	Amendment No. 6, dated as of January 10, 2001, to the Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.9	Amendment No. 7, dated as of December 29, 2001, to the Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002).

10.10	Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.11	Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Form Report on 10-K for the year ended December 31, 1998).

10.12	Tax Sharing Agreement dated as of October 5, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.13	Tax Administration Agreement dated as of October 8, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.14	Restated Noncompetition Agreement dated March , 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

Exhibit No.	Description
10.15	First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.16	Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 99.4 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.17	Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.18	Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-55807).

10.19	Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 11, 1998).

10.20	Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.20 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 11, 1998).

10.21	Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation’s Amendment No. 2 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 10, 1998).

10.22	Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Inc., Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.23	Amended and Restated Noncompetition Agreement among Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation, dated December 28, 1998 (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Annual Report on Form 10-K dated December 31, 1998).

10.24	First Amendment, dated as of December 28, 1998, to the Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.32 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.25	Amended and Restated Credit Agreement, dated as of September 10, 2004, among Host Marriott, L.P., Certain Canadian Subsidiaries of Host Marriott, L.P., Deutsche Bank Trust Company Americas, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

Exhibit No.	Description
10.26	Amended and Restated Pledge and Security Agreement, dated as of September 10, 2004, among Host Marriott, L.P., the other Pledgors named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

10.27	Amended and Restated Subsidiaries Guaranty, dated as of September 10, 2004, by the subsidiaries of Host Marriott, L.P. named as Guarantors therein (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

10.28	Amendment No. 1, dated January 30, 2006, amending the Amended and Restated Credit Agreement, dated as of September 10, 2004 among Host Marriott, L.P., a certain Canadian subsidiaries of Host Marriott, L.P., Deutsche Bank Trust Company Americas, as administrative Agent, and various Lenders named therein, and amending the Amended and Restated Pledge and Security Agreement, dated as of September 10, 2004, among Host Marriott, L.P. and other Pledgers named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Current Report on Form 8-K filed February 1, 2006).

10.29	Acquisition and Exchange Agreement dated November 13, 2000 by Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).

10.30	Host Marriott, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).

10.31	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 13, 2006.)

10.32	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K in 2003, filed March 2, 2004).

10.33	Host Marriott, L.P. Retirement and Savings Plan effective January 1, 2004, as amended and restated as of May 20, 2004 (incorporated by reference to Exhibit 10.47 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

10.34	Host Marriott Corporation’s Non-Employee Director’s Deferred Stock Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).

10.35	Host Marriott Corporation’s Severance Plan for Executives effective March 6, 2003, as amended as of May 20, 2004 (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed October 19, 2004).

10.36	Form of Indemnification Agreement for officers and directors of Host Marriott Corporation (incorporated by reference to Exhibit 10.35 of Host Marriott Corporation’s Current Report on Form 8-K, filed December 7, 2004).

10.37	Host Marriott Corporation Issuance Agreement dated as of December 29, 1998, by and between Host Marriott Corporation and Richard E. Marriott, as amended October 12, 2005 (incorporated by reference to Exhibit 10.45 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 9, 2005, filed October 17, 2005).

Exhibit No.	Description
10.39	Form of Restricted Stock Agreement for the period 2006-2008 for use under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006).
10.40	Form of Restricted Stock Agreement for 2005 Shareholder Value Award under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.47 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006).

10.41*#	Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of December 8, 2006, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP and Jasmine Hotels PTE Ltd.

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	List of Subsidiaries of Host Hotel & Resorts, Inc.

23*	Consent of KPMG LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
#	Confidential treatment requested.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 26, 2007.

HOST HOTELS & RESORTS

By:	/s/ W. EDWARD WALTER
W. Edward Walter Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	February 26, 2007

/s/ CHRISTOPHER J. NASSETTA Christopher J. Nassetta	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ W. EDWARD WALTER W. Edward Walter	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ LARRY K. HARVEY Larry K. Harvey	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2007

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 26, 2007

/s/ TERENCE C. GOLDEN Terence C. Golden	Director	February 26, 2007

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	February 26, 2007

/s/ JUDITH A. MCHALE Judith A. McHale	Director	February 26, 2007

/s/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	February 26, 2007

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2006				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hotels:
The Ritz-Carlton, Amelia Island, Florida	$—	$25	$115	$25	$25	$140	$165	$27	—	1998	40
Four Seasons, Atlanta, Georgia	33	5	48	16	6	63	69	14	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	8	88	13	8	101	109	22	—	1998	40
Atlanta Marquis, Georgia	138	12	184	66	16	246	262	48	—	1998	40
Atlanta Midtown Suites, Georgia	—	—	26	4	—	30	30	8	—	1996	40
Westin Buckhead, Georgia	29	5	84	18	6	101	107	22	—	1998	40
Miami Biscayne Bay, Florida	—	—	26	5	—	31	31	10	—	1998	40
Boston Marriott Copley Place, Massachusetts	—	—	202	22	—	224	224	29	—	2002	40
Boston/Newton, Massachusetts	—	3	31	15	3	46	49	31	—	1997	40
Hyatt, Boston, Massachusetts	30	15	69	25	17	92	109	19	—	1998	40
Hyatt Regency, Burlingame, California	60	16	119	32	20	147	167	31	—	1998	40
Calgary, Canada	31	5	18	11	5	29	34	9	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	43	18	84	11	19	94	113	20	—	1998	40
Chicago/Downtown Courtyard, Illinois	—	7	27	3	7	30	37	11	—	1992	40
Chicago Embassy Suites, Illinois	—	—	86	—	—	86	86	6	—	2004	40
Chicago O’Hare, Illinois	—	4	26	35	4	61	65	33	—	1998	40
Chicago O’Hare Suites, Illinois	—	4	36	5	4	41	45	9	—	1997	40
Swissôtel, Chicago, Illinois	51	29	132	8	30	139	169	31	—	1998	40
Coronado Island Resort, California	—	—	53	6	—	59	59	15	—	1997	40
Costa Mesa Suites, California	—	3	19	3	3	22	25	6	—	1996	40
Dallas Quorum, Texas	—	14	27	12	14	39	53	13	—	1994	40
Dayton, Ohio	—	2	30	2	2	32	34	7	—	1998	40
Hyatt DC Capitol Hill, Washington, D.C.	58	40	230	1	40	231	271	7	—	2006	40
The Ritz-Carlton, Dearborn, Michigan	—	8	51	4	8	55	63	12	—	1998	40
Denver Tech Center, Colorado	—	7	26	18	6	45	51	13	—	1994	40
Westin Tabor Center, Colorado	45	—	89	—	—	89	89	2	—	2006	40
Desert Springs Resort and Spa, California	86	14	143	76	14	219	233	50	—	1997	40

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2006				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Fairview Park, Virginia	—	9	39	7	9	46	55	9	—	1998	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	2	7	24	31	8	—	1993	40
Hanover, New Jersey	—	4	30	14	5	43	48	13	—	1997	40
Harbor Beach Resort, Florida	88	—	62	54	—	116	116	35	—	1997	40
Houston Airport, Texas	—	—	10	11	—	21	21	12	—	1984	40
Houston Medical Center, Texas	—	—	19	10	—	29	29	8	—	1998	40
Westin Indianapolis, Indiana	38	12	100	1	12	101	113	2	—	2006	40
JW Marriott Hotel at Lenox, Georgia	—	16	21	14	16	35	51	15	—	1990	40
JW Marriott Houston, Texas	—	4	26	17	8	39	47	14	—	1994	40
JWDC, Washington, D.C.	88	26	105	21	26	126	152	22	—	2003	40
Kansas City Airport, Missouri	—	—	8	20	—	28	28	22	—	1993	40
Westin Kierland, Arizona	133	98	273	—	98	273	371	2	—	2006	40
Fairmont Kea Lani, Hawaii	—	55	294	5	55	299	354	19	—	2003	40
Key Bridge, Virginia	—	—	38	14	—	52	52	34	—	1997	40
Manhattan Beach, California	—	8	29	10	—	47	47	14	—	1997	40
Marina Beach, California	—	—	13	20	—	33	33	9	—	1995	40
Maui Hyatt, Hawaii	—	92	212	5	92	217	309	18	—	2003	40
Memphis, Tennessee	—	—	16	29	—	45	45	12	—	1998	40
Mexico/Polanco, Mexico	5	11	35	3	10	39	49	17	—	1996	40
McDowell Mountains, Arizona	34	8	48	—	8	48	56	3	—	2004	40
Miami Airport, Florida	—	—	7	48	—	55	55	37	—	1972	40
Minneapolis City Center, Minnesota	—	—	27	18	—	45	45	27	—	1986	40
Minneapolis Southwest, Minnesota	—	5	24	5	5	29	34	6	—	1998	40
New Orleans, Louisiana	81	16	96	68	16	164	180	41	—	1996	40
New York Financial Center, New York	—	19	79	17	19	96	115	28	—	1997	40
New York Marquis, New York	213	—	552	110	—	662	662	309	—	1986	40
Newark Airport, New Jersey	—	—	30	25	—	55	55	34	—	1984	40
Newport Beach, California	—	11	13	110	11	123	134	43	—	1975	40
Orlando Marriott World Center, Florida	214	18	156	205	29	350	379	85	—	1997	40
Pentagon City Residence Inn, Virginia	—	6	29	4	6	33	39	9	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	4	1	45	46	13	—	1995	40

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2006				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Philadelphia Convention Center, Pennsylvania	97	3	143	20	5	161	166	48	—	1995	40
Four Seasons, Philadelphia, Pennsylvania	—	26	60	16	27	75	102	16	—	1998	40
Portland, Oregon	—	6	40	9	6	49	55	16	—	1994	40
Hyatt Regency, Reston, Virginia	39	11	78	13	12	90	102	19	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	3	9	67	76	16	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	10	—	99	99	23	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	10	31	133	164	29	—	1998	40
San Antonio Rivercenter, Texas	66	—	86	47	—	133	133	34	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	6	—	51	51	15	—	1995	40
San Diego Hotel and Marina, California	180	—	202	108	—	310	310	84	—	1996	40
San Diego Mission Valley, California	—	4	23	7	4	30	34	7	—	1998	40
San Francisco Airport, California	—	11	48	24	13	70	83	22	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	9	6	29	35	13	—	1994	40
San Francisco Moscone Center, California	—	—	278	44	—	322	322	122	—	1989	40
San Ramon, California	18	—	22	10	—	32	32	9	—	1996	40
Santa Clara, California	32	—	39	(4)	—	35	35	16	—	1989	40
Seattle SeaTac Airport, Washington	—	4	41	10	3	52	55	16	—	1998	40
Tampa Waterside, Florida	—	—	—	98	11	87	98	16	2000	—	40
The Ritz-Carlton, Buckhead, Georgia	—	14	81	30	15	110	125	30	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	15	—	67	67	18	—	1997	40
The Ritz-Carlton, Naples, Florida	—	19	127	69	21	194	215	57	—	1996	40
The Ritz-Carlton, Naples Golf Lodge, Florida	—	6	—	64	6	64	70	8	2002	—	40
Toronto Airport, Canada	22	5	24	3	5	27	32	8	—	1996	40
Toronto Eaton Center, Canada	33	—	27	2	—	29	29	9	—	1995	40
Toronto Delta Meadowvale, Canada	29	4	20	9	4	29	33	12	—	1996	40
Dulles Airport, Washington, D.C.	—	—	3	27	—	30	30	25	—	1970	40
Washington Dulles Suites, Washington, D.C.	—	3	24	4	3	28	31	7	—	1996	40
Washington Metro Center, Washington D.C.	—	20	24	8	20	32	52	11	—	1994	40
Westfields, Virginia	—	7	32	6	7	38	45	12	—	1994	40
Sheraton Boston, Massachusetts	—	42	262	2	42	264	306	5	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2006				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Sheraton, Indianapolis, Indiana	—	3	51	—	3	51	54	1	—	2006	40
Sheraton New York Hotel & Towers, New York	—	346	409	13	346	422	768	8	—	2006	40
Sheraton Parsippany, New Jersey	—	8	30	—	8	30	38	1	—	2006	40
Sheraton Santiago Hotel & Convention Center, Chile	—	19	11	(1)	18	11	29	—	—	2006	40
Sheraton Stamford Hotel, Connecticut	—	6	20	1	6	21	27	—	—	2006	40
St. Regis Hotel, Houston, Texas	—	6	33	—	6	33	39	1	—	2006	40
W New York, New York	—	138	102	—	138	102	240	2	—	2006	40
W Seattle, Washington	—	11	125	—	11	125	136	2	—	2006	40
Westin Grand, Washington, D.C.	—	16	80	—	16	80	96	1	—	2006	40
Westin Los Angeles Airport, California	—	—	102	—	—	102	102	2	—	2006	40
Westin Mission Hills Resort, California	—	38	49	—	38	49	87	1	—	2006	40
Westin Seattle, Washington	—	39	175	—	39	175	214	3	—	2006	40
Westin South Coast Plaza, California	—	—	46	2	—	48	48	1	—	2006	40
Westin Waltham Boston, Massachusetts	—	9	59	—	9	59	68	1	—	2006	40
Sheraton San Diego Marina, California	—	—	328	—	—	328	328	6	—	2006	40

Sub total:	2,014	1,540	8,220	2,001	1,578	10,183	11,761	2,178
Sub total—other hotels less than 5% of total:	—	33	314	201	44	504	548	179		various	40

Total hotels:	2,014	1,573	8,534	2,202	1,622	10,687	12,309	2,357
Other properties, each less than 5% of total	—	—	6	2	—	8	8	6		various	various

Total properties	2,014	1,573	8,540	2,204	1,622	10,695	12,317	2,363
Held for sale properties	—	21	78	(28)	15	56	71	1		various	—

TOTAL	$2,014	$1,594	$8,618	$2,176	$1,637	$10,751	$12,388	$2,364

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2006, 2005 and 2004 is as follows:

Balance at December 31, 2003	$8,394
Additions:
Acquisitions	525
Capital expenditures and transfers from construction-in-progress	137
Deductions:
Dispositions and other	(181)
Assets held for sale	(127)

Balance at December 31, 2004	8,748
Additions:
Acquisitions	276
Capital expenditures and transfers from construction-in-progress	146
Deductions:
Dispositions and other	(70)
Assets held for sale	(73)

Balance at December 31, 2005	9,027
Additions:
Acquisitions	3,415
Capital expenditures and transfers from construction-in-progress	378
Deductions:
Dispositions and other	(403)
Assets held for sale	(100)

Balance at December 31, 2006	$12,317

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2006, 2005 and 2004 is as follows:

Balance at December 31, 2003	$1,697
Depreciation and amortization	256
Dispositions and other	(60)
Depreciation on assets held for sale	(23)

Balance at December 31, 2004	1,870
Depreciation and amortization	270
Dispositions and other	(19)
Depreciation on assets held for sale	(18)

Balance at December 31, 2005	2,103
Depreciation and amortization	334
Dispositions and other	(66)
Depreciation on assets held for sale	(8)

Balance at December 31, 2006	$2,363

(C)	The aggregate cost of properties for federal income tax purposes is approximately $9,090 million at December 31, 2006.

(D)	The total cost of properties excludes construction-in-progress properties.