Form 10-Q
period 2007-06-15
HOST HOTELS & RESORTS, INC.
filed 2007-07-24
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 15, 2007

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

The registrant had 522,266,730 shares of its $0.01 par value common stock outstanding as of July 19, 2007.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 15, 2007 and December 31, 2006

(in millions, except shares and per share amounts)

	June 15, 2007	December 31, 2006
	(unaudited)
ASSETS
Property and equipment, net	$10,510	$10,584
Assets held for sale	—	96
Due from managers	122	51
Investments in affiliates	166	160
Deferred financing costs, net	57	60
Furniture, fixtures and equipment replacement fund	133	100
Other	218	199
Restricted cash	108	194
Cash and cash equivalents	497	364

Total assets	$11,811	$11,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt
Senior notes, including $1,087 million and $495 million, respectively, net of discount, of exchangeable senior debentures	$4,112	$3,526
Mortgage debt	1,617	2,014
Credit facility	—	250
Other	88	88

Total debt	5,817	5,878
Accounts payable and accrued expenses	196	243
Other	235	252

Total liabilities	6,248	6,373

Interest of minority partners of Host Hotels & Resorts, L.P.	186	185
Interest of minority partners of other consolidated partnerships	28	28
Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $100 million) 50 million shares authorized; 4.0 million shares issued and outstanding	97	97
Common stock, par value $.01, 750 million shares authorized; 522.2 million shares and 521.1 million shares issued and outstanding, respectively	5	5
Additional paid-in capital	5,670	5,680
Accumulated other comprehensive income	29	25
Deficit	(452)	(585)

Total stockholders’ equity	5,349	5,222

Total liabilities and stockholders’ equity	$11,811	$11,808

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended June 15, 2007 and June 16, 2006

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	Junes 16, 2006
REVENUES
Rooms	$846	$714	$1,460	$1,201
Food and beverage	429	368	752	627
Other	91	73	160	123

Total hotel sales	1,366	1,155	2,372	1,951
Rental income	25	26	56	55

Total revenues	1,391	1,181	2,428	2,006

EXPENSES
Rooms	194	164	346	282
Food and beverage	297	259	534	450
Hotel departmental expenses	316	267	567	467
Management fees	72	56	117	90
Other property-level expenses	95	83	176	148
Depreciation and amortization	119	104	235	191
Corporate and other expenses	14	21	35	41

Total operating costs and expenses	1,107	954	2,010	1,669

OPERATING PROFIT	284	227	418	337
Interest income	12	9	18	14
Interest expense	(136)	(107)	(230)	(198)
Net gains on property transactions	1	1	2	2
Minority interest expense	(5)	(16)	(16)	(29)
Equity in earnings (losses) of affiliates	3	(6)	5	(5)

INCOME BEFORE INCOME TAXES	159	108	197	121
Provision for income taxes	(11)	(17)	(6)	(18)

INCOME FROM CONTINUING OPERATIONS	148	91	191	103
Income from discontinued operations.	1	239	145	399

NET INCOME	149	330	336	502
Less: Dividends on preferred stock	(2)	(4)	(4)	(10)
Issuance costs of redeemed preferred stock	—	(6)	—	(6)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$147	$320	$332	$486

Basic earnings per common share:
Continuing operations	$.28	$.16	$.36	$.20
Discontinued operations	—	.49	.28	.92

Basic earnings per common share	$.28	$.65	$.64	$1.12

Diluted earnings per common share
Continuing operations	$.27	$.16	$.36	$.20
Discontinued operations	—	.46	.26	.90

Diluted earnings per common share	$.27	$.62	$.62	$1.10

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 15, 2007 and June 16, 2006

(unaudited, in millions)

	Year-to-Date ended
	June 15, 2007	June 16, 2006
OPERATING ACTIVITIES
Net income	$336	$502
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(139)	(387)
Depreciation	1	6
Depreciation and amortization	235	191
Amortization of deferred financing costs	6	6
Net gains on property transactions	(2)	(2)
Equity in (earnings) losses of affiliates	(5)	5
Distributions from investments in affiliates	2	2
Minority interest expense	16	29
Change in due from managers	(73)	(84)
Changes in other assets	(19)	(3)
Changes in other liabilities	(38)	22

Cash provided by operations	320	287

INVESTING ACTIVITIES
Proceeds from sales of assets, net	330	676
Acquisitions	(15)	(14)
Starwood acquisition, net of cash acquired	—	(727)
Investment in affiliates	—	(13)
Capital expenditures:
Renewals and replacements	(104)	(131)
Repositionings and other investments	(133)	(110)
Change in furniture, fixtures and equipment (FF&E) reserves	(32)	10
Change in restricted cash designated for FF&E reserves	34	(5)
Other	17	—

Cash provided by (used in) investing activities	97	(314)

FINANCING ACTIVITIES
Financing costs	(8)	(19)
Debt issuances	1,025	916
Repayment of credit facility	(250)	(20)
Debt prepayments	(825)	(222)
Scheduled principal repayments	(24)	(29)
Redemption of preferred stock	—	(150)
Dividends on common stock	(236)	(98)
Dividends on preferred stock	(4)	(13)
Distributions to minority interests	(14)	(9)
Change in restricted cash other than FF&E reserves	52	11

Cash provided by (used in) financing activities	(284)	367

INCREASE IN CASH AND CASH EQUIVALENTS	133	340
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364	184

CASH AND CASH EQUIVALENTS, END OF PERIOD	$497	$524

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 15, 2007 and June 16, 2006

(unaudited, in millions)

Supplemental disclosure of cash flow information:

	Year-to-Date ended
	June 15, 2007	June 16, 2006
Interest paid	$187	$187
Income taxes paid	4	3

Supplemental disclosure of noncash investing and financing activities:

In 2007 and 2006, we issued approximately .3 million and .7 million shares, respectively, upon the conversion of operating partnership units of Host Hotels & Resorts, L.P. held by minority partners valued at approximately $9 million and $14 million, respectively.

During 2006, we also issued approximately 24.0 million shares upon the conversion of approximately 7.4 million of Convertible Subordinated Debentures valued at approximately $368 million. Additionally, as a result of the conversion, we consolidated the wholly owned entity that issued the Convertible Subordinated Debentures and eliminated the $17 million investment not held by third parties.

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

Host Hotels & Resorts, Inc., or Host, a Maryland corporation operating through an umbrella partnership structure is the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P., or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and, as of June 15, 2007, own approximately 97% of the partnership interests, which are referred to as OP units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 15, 2007 and the results of our operations for the quarterly and year-to-date periods ended June 15, 2007 and June 16, 2006 and cash flows for the year-to-date periods ended June 15, 2007 and June 16, 2006. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Interest of minority partners of Host Hotels & Resorts, L.P.

We adjust the interest of the minority partners of Host LP each period to maintain a proportional relationship between the book value of equity associated with our common stockholders relative to that of the unitholders of Host LP since Host LP units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the minority partners of Host LP based on their weighted average ownership percentage during the period. As of June 15, 2007, approximately $441 million of cash or Host stock, at our option, would be paid to the outside partners of the operating partnership if the partnership was terminated. The approximate $441 million is equivalent to the 18.5 million partnership units outstanding valued at the June 15, 2007 Host common stock price of $23.92, which we have assumed would be equal to the value provided to outside partners upon liquidation of the operating partnership.

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

	Quarter ended
	June 15, 2007			June 16, 2006
	(in millions, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$149	522.1	$.29	$330	492.8	$.67
Dividends on preferred stock	(2)	—	(.01)	(4)	—	(.01)
Issuance costs of redeemed preferred stock (a)	—	—	—	(6)	—	(.01)

Basic earnings available to common stockholders	147	522.1	.28	320	492.8	.65
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	.7	—	—	2.0	—
Assuming conversion of minority OP units issuable	—	1.2	—	—	2.5	(.01)
Assuming conversion of 2004 Exchangeable Senior Debentures	4	29.0	(.01)	4	28.1	(.02)

Diluted earnings available to common stockholders	$151	553.0	$.27	$324	525.4	$.62

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-Date ended
	June 15, 2007			June 16, 2006
	(in millions, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$336	521.8	$.65	$502	435.7	$1.15
Dividends on preferred stock	(4)	—	(.01)	(10)	—	(.02)
Issuance costs of redeemed preferred stock (a)	—	—	—	(6)	—	(.01)

Basic earnings available common stockholders	332	521.8	.64	486	435.7	1.12
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	.8	—	—	2.0	(.01)
Assuming conversion of minority OP units issuable	—	1.2	—	—	2.5	(.01)
Assuming conversion of 2004 Exchangeable Senior Debentures	9	29.0	(.02)	—	—	—

Diluted earnings available to common stockholders	$341	552.8	$.62	$486	440.2	$1.10

(a)	Represents the original issuance costs associated with the redemption of the Class C preferred stock in 2006.

4.	Property and Equipment

Property and equipment consists of the following as of:

	June 15, 2007	December 31, 2006
	(in millions)
Land and land improvements	$1,627	$1,622
Buildings and leasehold improvements	10,672	10,695
Furniture and equipment	1,454	1,414
Construction in progress	195	166

	13,948	13,897
Less accumulated depreciation and amortization	(3,438)	(3,313)

	$10,510	$10,584

5.	Debt

$600 million Exchangeable Senior Debentures. On March 23, 2007, Host LP issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the 2007 Debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of our common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, shares, cash or a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption, we would expect holders to elect to exchange their debentures rather than receive the cash redemption price. The initial exchange rate is 31.002 shares of our common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $32.26 per share of Host common stock. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter.

$500 million Exchangeable Senior Debentures. On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the 2004 Debentures have been called for redemption. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures rather than receive the cash redemption price. As of June 15, 2007, the 2004 Debentures were exchangeable into shares of Host’s common stock at an exchange rate of 58.0682 shares (which is equivalent to an exchange price of $17.22 per share) for each $1,000 of principal amount of the debentures, or a total of approximately 29.0 million shares. The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. The 2004 Debentures will remain exchangeable until September 23, 2007 (the last day of the current exchange period) and will continue to be exchangeable after September 23, 2007 if the trading price of Host common stock continues to exceed 120% of the exchange price, or if other conditions for exchange are satisfied.

Credit Facility. On May 25, 2007, we entered into a second amended and restated bank credit facility (which we refer to as the Credit Facility) with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The Credit Facility replaces our prior bank credit facility and provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the Credit Facility to exceed $300 million. The Credit Facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The Credit Facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met in September 2011. Subject to certain conditions, we also have the option to increase the amount of the facility by up to $400 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. As of June 15, 2007, there were no amounts outstanding under the Credit Facility.

The obligations under the Credit Facility are guaranteed by certain of our existing subsidiaries and is currently secured by pledges of equity interests in many of our subsidiaries. As with the prior facility, the pledges are permitted to be released in the event that certain conditions are satisfied, including the requirement that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. As a result of having satisfied such conditions under the prior credit facility, currently we are not required to pledge our equity interests in any newly acquired or formed subsidiary, and at our election, may obtain a release of all existing pledges for so

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

long as our leverage ratio continues to be below 6.0x for two consecutive fiscal quarters. The guarantees and pledges ratably benefit our Credit Facility, as well as the notes outstanding under our senior notes indenture and interest rate swap agreements and other hedging agreements with lenders that are parties to the Credit Facility.

While the financial covenants under the Credit Facility are generally comparable to those contained in our prior facility (including covenants concerning leverage, fixed charge coverage and unsecured interest coverage), they are set at less restrictive levels than the corresponding covenants contained in our prior facility. Specifically, prior to the end of our third quarter of 2009, we are permitted to make borrowings and maintain amounts outstanding under the Credit Facility so long as our leverage ratio is not in excess of 7.5x and our unsecured coverage ratio is not less than 1.5x. Thereafter, the maximum leverage ratio under the Credit Facility is reduced to 7.25x, with the minimum unsecured coverage ratio continuing to be set at 1.5x. In all cases, if our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the Credit Facility to exceed $300 million. The financial covenants for the Credit Facility do not apply when there are no borrowings under the Credit Facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the Credit Facility in the future if we were ever to come back into compliance with the financial covenants.

We pay interest on borrowings under the Credit Facility at floating interest rates plus a margin that is set with reference to our leverage ratio (which, in the case of LIBOR borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, ranges from 65 basis points to 150 basis points). Based on our current leverage ratio, we can borrow at a rate of LIBOR plus 65 basis points. To the extent that amounts under the Credit Facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment.

Consistent with the prior facility, there are restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends contained in the Credit Facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the Credit Facility’s restrictions on incurrence of debt and the payment of dividends are generally consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the Credit Facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain our tax status as a REIT.

Mortgage Debt. On May 2, 2007, we defeased a $514 million mortgage loan secured by eight properties with an interest rate of 7.61% maturing August 2009, which we refer to as the CMBS Loan, and have been legally released from our obligations under the loan. We paid approximately $547 million to defease the loan, which included approximately $33 million in defeasance/prepayment and other costs.

During April 2007, we prepaid approximately $103 million of mortgage debt, including approximately $7 million in prepayment and other costs, on our Philadelphia Marriott Convention Center mortgages with a weighted average interest rate of 8.52%. During April 2007, we also prepaid approximately $33 million on our 8.41% Four Seasons Hotel, Atlanta mortgage.

6.	Dividends

On June 15, 2007, our Board of Directors declared a cash dividend of $0.20 per share on our common stock. The dividend was paid on July 16, 2007 to stockholders of record as of June 30, 2007.

On June 15, 2007, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on July 16, 2007 to preferred stockholders of record as of June 30, 2007.

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

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
	(in millions)
United States	$1,349	$1,144	$2,358	$1,945
Canada	28	27	49	47
Chile	7	3	10	3
Mexico	7	7	11	11

Total revenue	$1,391	$1,181	$2,428	$2,006

8.	Comprehensive Income

Typically, our other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments. The following table presents comprehensive income for all periods presented:

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
	(in millions)
Net income	$149	$330	$336	$502
Other comprehensive income	4	6	4	6

Comprehensive income	$153	$336	$340	$508

9.	Dispositions

Dispositions. For year-to-date 2007, we have sold seven hotels for a total sales price of approximately $333 million and recorded gains on sale of approximately $139 million. The following table summarizes the revenues, income before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
	(in millions)
Revenues	$—	$39	$14	$82
Income before income taxes	3	7	8	13
Gain (loss) on dispositions, net of tax	(2)	232	139	385

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 97% of the partnership interests on July 20, 2007. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

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

Outlook

As of July 20, 2007, we own 121 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Management believes that we will continue to experience growth in RevPAR (room revenue per available room), margins and cash flow throughout the year as a result of strong operating fundamentals, including the growth of the U.S. economy and strong lodging demand. Although, the pace of new lodging supply has started to increase somewhat, the majority of new projects scheduled for completion in the near-term are concentrated in the economy and mid-scale segments, are outside of major urban markets and will have less than 200 rooms. As a result, we expect that comparable hotel RevPAR will increase approximately 6.0% to 7.0% for the full year. Additionally, we expect Comparable Hotel plus the Starwood Portfolio RevPAR (described below) to increase 6.5% to 7.5% for the full year 2007 and 5.5% to 6.5% for the third quarter.

We expect operating margin growth will further benefit from the increase in the average daily room rate in 2007 and continued increases in food and beverage revenues. While we expect margins to improve, margin growth will be constrained as we expect operating costs to continue to increase and certain costs to increase at a rate greater than inflation, including wages, benefits, real estate taxes and utilities.

Our 2007 capital expenditure program is one of the largest in our history, as we expect to invest $650 million in 2007. This program consists of maintenance capex, return on investment and repositioning and value enhancement projects. These projects are focused on lobbies, public space, food and beverage facilities, spas, retail outlets, energy conservation, back of the house, meeting space and rooms. During 2007, and to a lesser extent in 2008, our properties will experience significant temporary business interruption as a result of the program. We believe that our capital expenditure program will reduce our 2007 full year RevPAR growth by approximately one to two percentage points. However, over the long term, we expect to see improvements in RevPAR and operating margins as these projects are expected to enhance our properties’ market position and profitability.

We anticipate transient business to remain strong for the rest of 2007 and our group booking pace for the fourth quarter is also strong. Our group booking pace for 2008 exceeds our pace for 2007. We expect that average group rates will increase in future periods as a greater percentage of business will consist of higher-rated groups that were booked in more recent periods.

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

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended		% Increase (Decrease)
	June 15, 2007	June 16, 2006
Revenues
Total hotel sales	$1,366	$1,155	18.3%
Operating costs and expenses:
Property-level costs (1)	1,093	933	17.1
Corporate and other expenses	14	21	(33.3)
Operating profit	284	227	25.1
Interest expense	136	107	27.1
Minority interest expense	5	16	(68.8)
Income from discontinued operations	1	239	(99.6)
Net income	149	330	(54.8)

All hotel operating statistics (2):
RevPAR	$152.49	$142.51	7.0%
Average room rate	$199.50	$186.66	6.9%
Average occupancy	76.4%	76.3%	0.1	pts.
Comparable hotel operating statistics (3):
RevPAR	$156.08	$147.87	5.5%
Average room rate	$202.32	$191.65	5.6%
Average occupancy	77.1%	77.1%	—
Comparable hotel plus Starwood portfolio operating statistics (4):
RevPAR	$154.69	$145.00	6.7%
Average room rate	$200.33	$188.99	6.0%
Average occupancy	77.2%	76.7%	0.5	pts.

	Year-to-Date ended		% Increase (Decrease)
	June 15, 2007	June 16, 2006
Revenues
Total hotel sales	$2,372	$1,951	21.6%
Operating costs and expenses:
Property-level costs (1)	1,975	1,628	21.3
Corporate and other expenses	35	41	(14.6)
Operating profit	418	337	24.0
Interest expense	230	198	16.2
Minority interest expense	16	29	(44.8)
Income from discontinued operations	145	399	(63.7)
Net income	336	502	(33.1)

All hotel operating statistics (2):
RevPAR	$143.33	$135.42	5.8%
Average room rate	$194.93	$183.49	6.2%
Average occupancy	73.5%	73.8%	(0.3	) pts.
Comparable hotel operating statistics (3):
RevPAR	$146.80	$138.73	5.8%
Average room rate	$198.63	$187.45	6.0%
Average occupancy	73.9%	74.0%	(0.1	) pts.
Comparable hotel plus Starwood portfolio operating statistics (4):
RevPAR	$145.23	$135.94	6.8%
Average room rate	$196.29	$184.97	6.1%
Average occupancy	74.0%	73.5%	0.5	pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses.
(2)	Operating statistics are for all properties as of June 15, 2007 and June 16, 2006 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for June 15, 2007 and June 16, 2006 are based on 94 comparable hotels as of June 15, 2007. See below for our definition of Comparable Hotels.
(4)	Comparable hotels plus Starwood portfolio statistics are based on 94 comparable hotels plus 24 hotels acquired from Starwood in April 2006 that we own as of June 15, 2007.

2007 Compared to 2006

Hotel Sales Overview

	Quarter ended
	June 15, 2007	June 16, 2006	% Increase (Decrease)
	(in millions)
Revenues
Rooms	$846	$714	18.5%
Food and beverage	429	368	16.6
Other	91	73	24.7

Total hotel sales	$1,366	$1,155	18.3

	Year-to-Date ended		% Increase (Decrease)
	June 15, 2007	June 16, 2006
	(in millions)
Revenues
Rooms	$1,460	$1,201	21.6%
Food and beverage	752	627	19.9
Other	160	123	30.1

Total hotel sales	$2,372	$1,951	21.6

Hotel sales increased $211 million, or 18.3%, to $1.4 billion for the second quarter of 2007 and increased $421 million, or 21.6%, to $2.4 billion year-to-date. Second quarter and year-to-date 2007 hotel sales include $278 million and $429 million, respectively, of sales from the hotels purchased on April 10, 2006 in the Starwood transaction. Comparatively, hotel sales for 2006 include sales from the Starwood portfolio of $154 million for both the second quarter and year-to-date. Sales for properties sold in both years have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired (including the Starwood portfolio) or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of June 15, 2007, 94 of our 121 hotels have been classified as comparable hotels. We also discuss operating results for our hotels on a Comparable Hotel plus the Starwood Portfolio basis (described below). See “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics” for a complete description of our comparable hotels and the hotels in the Starwood Portfolio. We also discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 4.9% to approximately $1.0 billion for the quarter and 5.2% to approximately $1.9 billion year-to-date compared to last year. The revenue growth reflects the increase in comparable RevPAR of 5.5% for the quarter and 5.8% year-to-date, as a result of an increase in average room rates of 5.6% for the quarter and 6.0% year-to-date. Occupancy for the quarter was stable and decreased 10 basis points for year-to-date. The growth in average room rate was driven by a number of positive factors, such as continued economic growth and low growth in the supply of new luxury and upper upscale hotels. As a result of these trends, our operators were able to continue to increase room rates, while essentially maintaining the year-over-year occupancy levels. However, our occupancy levels were affected by business interruption to certain properties due to our capital expenditure program and weakness in individual markets. Food and beverage revenues for our comparable hotels increased 3.4% for the quarter and 3.6% year-to-date, primarily due to increased sales from our catering and banquet business. In addition, operating margins at our food and beverage outlets increased 1.1 percentage points and 1.0 percentage points for the second quarter and year-to-date, respectively. In addition, other revenues, which primarily represent spa, parking, internet connectivity and attrition fees, for our comparable hotels increased 6.2% for the quarter and 6.8% year-to-date, in part, due to higher than anticipated non-recurring attrition fees.

In addition to comparable hotel RevPAR, we also have presented Comparable Hotel plus the Starwood Portfolio RevPAR. This represents our comparable hotels (described above) plus the 24 hotels acquired from Starwood on April 10, 2006 that we own as of June 15, 2007. Accordingly, we have included the results of the Starwood portfolio for periods prior to our ownership in 2006 in the determination of the Comparable Hotel plus Starwood Portfolio RevPAR. Comparable Hotel plus the Starwood Portfolio RevPAR increased 6.7% and 6.8% for the quarter and year-to-date, respectively. The RevPAR increase was the result of an increase in average room rates of 6.0% for the quarter and 6.1% year-to-date and an increase in occupancy of 0.5 percentage points for both the quarter and year-to-date. Based on a June 30 calendar quarter end, our Comparable Hotel plus Starwood Portfolio RevPAR increased 6.1% over the second calendar quarter of 2006 and increased 6.8% over the first six months of 2006. Given the significant contribution of these hotels to our operating results, we believe this supplemental presentation provides useful information to investors.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels and our comparable hotels plus the Starwood portfolio by property type as of June 15, 2007 and June 16, 2006:

Comparable Hotels by Property Type (a)

	As of June 15, 2007		Quarter ended June 15, 2007			Quarter ended June 16, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	40	23,518	$213.21	81.0%	$172.66	$199.18	81.0%	$161.25	7.1%
Suburban	28	10,901	158.29	69.8	110.47	149.24	69.6	103.84	6.4
Airport	15	6,557	143.12	77.3	110.63	137.91	75.4	103.94	6.4
Resort/Conference	11	6,825	282.57	75.5	213.33	272.70	77.8	212.19	0.5

All Types	94	47,801	202.32	77.1	156.08	191.65	77.1	147.87	5.5

	As of June 15, 2007		Year-to-Date ended June 15, 2007			Year-to-Date ended June 16, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	40	23,518	$206.93	77.0%	$159.35	$193.11	76.9%	$148.44	7.3%
Suburban	28	10,901	156.84	67.6	105.99	147.99	67.4	99.70	6.3
Airport	15	6,557	143.21	73.5	105.28	137.04	72.6	99.53	5.8
Resort/Conference	11	6,825	284.45	73.8	209.79	271.08	76.2	206.48	1.6

All Types	94	47,801	198.63	73.9	146.80	187.45	74.0	138.73	5.8

Comparable Hotels plus the Starwood Portfolio by Property Type (b)

	As of June 15, 2007		Quarter ended June 15, 2007			Quarter ended June 16, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	55	33,016	$212.39	79.9%	$169.75	$197.93	79.1%	$156.60	8.4%
Suburban	34	12,844	156.49	70.0	109.58	147.61	69.5	102.63	6.8
Airport	17	7,556	138.65	78.4	108.64	132.70	76.8	101.93	6.6
Resort/Conference	12	7,337	276.41	76.3	211.00	267.13	78.3	209.16	0.9

All Types	118	60,753	200.33	77.2	154.69	188.99	76.7	145.00	6.7

	As of June 15, 2007		Year-to-Date ended June 15, 2007			Year-to-Date ended June 16, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	55	33,016	$205.35	76.3%	$156.64	$191.69	75.2%	$144.17	8.6%
Suburban	34	12,844	155.82	67.4	105.04	147.05	67.0	98.59	6.5
Airport	17	7,556	139.33	75.0	104.43	132.79	74.1	98.41	6.1
Resort/Conference	12	7,337	279.15	74.4	207.55	266.62	76.5	204.05	1.7

All Types	118	60,753	196.29	74.0	145.23	184.97	73.5	135.94	6.8

(a)

The reporting period for our comparable operating statistics for the second quarter of 2007 is from March 24, 2007 to June 15, 2007 and for the second quarter of 2006 is from March 25, 2006 to June 16, 2006. The reporting period for year-to-date 2007 is from December 30, 2006 to June 15, 2007 and for year-to-date 2006 is from December 31, 2005 to June 16, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

(b)	Reflects our comparable hotels plus the 24 hotels acquired from Starwood in April 2006 that we own as of June 15, 2007. The 2006 results and percentage change statistics include results prior to our ownership for the Starwood portfolio. For further detail, see “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics.”

For the second quarter of 2007, RevPAR increased across all of our hotel property types, led by our urban hotels, as we continued to benefit from the strength of our downtown markets, particularly our New York and Seattle markets. We experienced RevPAR growth at our suburban hotels due to RevPAR increases at our suburban Boston and Denver hotels. RevPAR growth at our airport hotels was led by our San Francisco and Tampa airport hotels. Our resort/conference hotels lagged the portfolio, as several hotels, including the Coronado Island Marriott Resort and the J.W. Marriott, Desert Springs Resort, were affected by major renovations during the quarter.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels and our comparable hotels plus the Starwood portfolio by geographic region as of June 15, 2007 and June 16, 2006:

Comparable Hotels by Region (a)

	As of June 15, 2007		Quarter ended June 15, 2007			Quarter ended June 16, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	22	12,016	$214.04	75.5%	$161.70	$202.02	75.9%	$153.42	5.4%
Florida	9	5,663	231.75	76.7	177.77	224.96	75.8	170.52	4.3
Mid-Atlantic	8	5,870	245.77	84.4	207.45	225.27	82.3	185.39	11.9
DC Metro	12	5,399	205.32	84.8	174.17	201.72	83.4	168.29	3.5
North Central	12	4,907	158.02	74.3	117.40	150.08	75.6	113.44	3.5
South Central	7	4,126	160.68	74.7	120.00	149.95	73.4	110.07	9.0
Atlanta	7	2,625	204.27	71.9	146.88	193.11	74.8	144.44	1.7
New England	6	3,032	187.15	80.8	151.30	177.97	83.0	147.74	2.4
Mountain	6	2,210	148.01	65.8	97.32	138.79	65.3	90.63	7.4
International	5	1,953	161.45	72.1	116.43	154.33	75.3	116.23	0.2

All Regions	94	47,801	202.32	77.1	156.08	191.65	77.1	147.87	5.5

	As of June 15, 2007		Year-to-Date ended June 15, 2007			Year-to-Date ended June 16, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	22	12,016	$211.90	73.8%	$156.30	$198.98	74.6%	$148.52	5.2%
Florida	9	5,663	239.45	76.4	183.01	230.38	76.0	175.00	4.6
Mid-Atlantic	8	5,870	234.59	79.0	185.34	215.34	77.7	167.22	10.8
DC Metro	12	5,399	201.54	77.3	155.76	197.09	74.0	145.80	6.8
North Central	12	4,907	147.10	68.5	100.74	139.91	70.5	98.69	2.1
South Central	7	4,126	158.80	75.4	119.77	146.53	74.7	109.45	9.4
Atlanta	7	2,625	198.26	70.8	140.34	188.29	73.8	138.94	1.0
New England	6	3,032	171.24	72.4	124.03	163.60	74.0	121.02	2.5
Mountain	6	2,210	158.01	65.6	103.61	147.50	64.3	94.81	9.3
International	5	1,953	155.48	68.5	106.46	148.51	71.9	106.78	(0.3)

All Regions	94	47,801	198.63	73.9	146.80	187.45	74.0	138.73	5.8

Comparable Hotels plus the Starwood Portfolio by Region (b)

	As of June 15, 2007		Quarter ended June 15, 2007			Quarter ended June 16, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR
Pacific	28	16,019	$204.17	76.8%	$156.89	$192.70	76.9%	$148.11	5.9%
Florida	10	5,922	226.42	76.9	174.08	219.40	75.8	166.39	4.6
Mid-Atlantic	11	8,681	254.96	85.3	217.38	231.06	81.8	188.96	15.0
DC Metro	13	5,662	206.99	85.1	176.05	202.33	83.7	169.29	4.0
North Central	15	6,496	153.23	72.1	110.52	146.72	72.4	106.26	4.0
South Central	8	4,358	167.42	74.3	124.44	155.41	73.1	113.62	9.5
Atlanta	7	2,625	204.27	71.9	146.88	193.11	74.8	144.44	1.7
New England	11	5,663	177.62	76.3	135.45	173.54	76.4	132.67	2.1
Mountain	8	2,856	149.15	68.6	102.30	139.07	68.1	94.67	8.1
International	7	2,471	154.69	70.9	109.69	146.18	74.8	109.30	0.4

All Regions	118	60,753	200.33	77.2	154.69	188.99	76.7	145.00	6.7

	As of June 15, 2007		Year-to-Date ended June 15, 2007			Year-to-Date ended June 16, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR
Pacific	28	16,019	$203.13	74.8%	$151.96	$191.71	75.3%	$144.30	5.3%
Florida	10	5,922	234.68	76.6	179.70	225.36	76.1	171.46	4.8
Mid-Atlantic	11	8,681	241.06	80.6	194.39	220.26	76.9	169.29	14.8
DC Metro	13	5,662	202.59	77.6	157.28	197.57	74.4	146.96	7.0
North Central	15	6,496	144.13	67.5	97.36	137.84	68.3	94.14	3.4
South Central	8	4,358	164.25	75.1	123.28	151.10	74.4	112.46	9.6
Atlanta	7	2,625	198.26	70.8	140.34	188.29	73.8	138.94	1.0
New England	11	5,663	166.22	68.6	114.06	162.19	68.6	111.24	2.5
Mountain	8	2,856	157.24	67.7	106.41	145.94	66.8	97.51	9.1
International	7	2,471	149.15	68.0	101.35	140.38	72.0	101.02	0.3

All Regions	118	60,753	196.29	74.0	145.23	184.97	73.5	135.94	6.8

(a)	The reporting period for our comparable operating statistics for the second quarter of 2007 is from March 24, 2007 to June 15, 2007 and for the second quarter of 2006 is from March 25, 2006 to June 16, 2006. The reporting period for year-to-date 2007 is from December 30, 2006 to June 15, 2007 and for year-to-date 2006 is from December 31, 2005 to June 16, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(b)	Reflects our comparable hotels plus the 24 hotels acquired from Starwood in April 2006 that we own as of June 15, 2007. The 2006 results and percentage change statistics include results prior to our ownership for the Starwood portfolio. For further detail, see “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics.”

For the second quarter of 2007, we experienced RevPAR increases in all regions. Our Mid-Atlantic region provided the highest RevPAR growth due to the outstanding performance of our New York hotels driven by strong group and transient demand. In addition, the Philadelphia market rebounded from a difficult first quarter, as several city-wide events drove RevPAR growth of approximately 6% in the second quarter. The South Central region also performed well with RevPAR increases from our Dallas and Houston hotels, as a result of increases in transient demand. Additionally, we benefited from the strong RevPAR performance of the Mountain region led by city-wide events in our Denver market.

RevPAR in the Florida region was affected due to a decline in group demand, as well as the effect of construction activity at our Harbor Beach Marriott Resort and Spa. Additionally, transient demand decreased at our

Ritz Carlton in Naples. RevPAR for our Pacific region increased, as our Seattle and San Francisco hotels experienced strong transient demand. However, RevPAR for our Hawaii market declined due to weakness in the leisure segment and reduced group activity.

The Atlanta, New England and International regions significantly underperformed the portfolio. Our Atlanta region lagged due to lower levels in occupancy, as city-wide demand decreased from the second quarter of 2006. Demand for the second quarter of 2006 included business that relocated from the New Orleans market due to Hurricane Katrina. The New England region experienced low RevPAR growth due to the decline in group demand in the downtown Boston area.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. Individual travelers are referred to as “transient” customers. Those traveling as part of an organized group, meeting or convention are referred to as “group” customers. “Contract” customers represent blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates, such as airline crews. The information below is derived from business mix data for 103 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see our Annual Report on Form 10-K.

Transient business improved during the quarter as roomnights increased approximately 3% with a positive shift to the highest-rated premium business. The increase in overall transient demand, combined with an average rate increase of approximately 7.5%, led to a 10.5% increase in transient revenues in the second quarter.

Group average rate increased approximately 5% for the quarter as a result of a shift in group roomnights from lower-rated business to higher-rated association groups combined with an average rate increase in this segment. However, group roomnights were down 2.5% due to fewer than anticipated group bookings in the second quarter for the quarter, cancellations and renovation disruption at certain of our hotels.

Property-level Operating Expenses

	Quarter ended		% Increase (Decrease)
	June 15, 2007	June 16, 2006
	(in millions)
Rooms	$194	$164	18.3%
Food and beverage	297	259	14.7
Hotel departmental expenses	316	267	18.4
Management fees	72	56	28.6
Other property-level expenses	95	83	14.5
Depreciation and amortization	119	104	14.4

Total property-level operating expenses	$1,093	$933	17.1

	Year-to-Date ended		% Increase (Decrease)
	June 15, 2007	June 16, 2006
	(in millions)
Rooms	$346	$282	22.7%
Food and beverage	534	450	18.7
Hotel departmental expenses	567	467	21.4
Management fees	117	90	30.0
Other property-level expenses	176	148	18.9
Depreciation and amortization	235	191	23.0

Total property-level operating expenses	$1,975	$1,628	21.3

Property-level operating expenses increased $160 million, or 17.1%, for the second quarter and $347 million, or 21.3%, year-to-date. Second quarter and year-to-date 2007 property-level operating expenses include $216 million and $354 million, respectively, related to the operations of the hotels acquired in the Starwood transaction. Property-level operating expenses include $120 million for both the second quarter and year-to-date 2006 related to the operations of the hotels acquired in the Starwood transaction. Property-level operating expenses exclude the costs for hotels we have sold, which are included in discontinued operations. Our operating expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. We expect operating costs to continue to increase during the remainder of 2007 and certain costs to increase at a rate greater than inflation, including wages and benefits, real estate taxes and utilities.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses decreased approximately $7 million for the quarter and approximately $6 million year-to-date from the same period last year due to the decrease in non-recurring costs, such as those incurred in the second quarter of 2006 from the Starwood and other transactions. Additionally, compensation expense decreased as a result of the decrease in the value of our share-based compensation awards due to the decline in our stock price during the quarter.

Interest Income. Interest income increased $3 million for the quarter and $4 million year-to-date due to an increase in our cash balance and an increase in the interest rate earned.

Interest Expense. Interest expense increased $29 million for the quarter and $32 million year-to-date, which is primarily the result of call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments totaling $45 million for the second quarter and year-to-date 2007 compared to similar costs of only $3 million for the second quarter and year-to-date 2006. The increase in interest expense due to these prepayment costs was partially offset by the decrease in our weighted average interest rate from 2006 to 2007.

Minority Interest Expense. Minority interest expense declined by $11 million in the second quarter and $13 million year-to-date due to the decrease in the net income of Host LP of $189 million for the second quarter and $176 million year-to-date. This decrease is primarily due to the significant gain on dispositions, net of tax, of $232 million and $385 million recorded in the second quarter and first half of 2006, respectively. As of June 15, 2007, we held approximately 97% of the partnership interests in Host LP.

Equity in Earnings (Losses) of Affiliates. Our share of income of affiliates increased by $9 million and $10 million for the second quarter and year-to-date 2007, respectively, due to an increase in earnings from our European Joint Venture, in which we became a partner during the second quarter of 2006. The 2006 operations of our European Joint Venture included our portion of a foreign currency hedge loss of $7 million, as the venture hedged a portion of its initial investment for the acquisition of six of its hotels.

Discontinued Operations. Discontinued operations for 2007 consist of seven hotels sold in the first quarter and discontinued operations for 2006 consist of fourteen sold hotels. Discontinued operations represent results of operations and the gains on the disposition of the hotels during the period. For the year-to-date 2007 and 2006, revenues for these properties were $14 million and $82 million, respectively, and operating income before taxes was $8 million and $13 million, respectively. For the second quarter of 2007 and 2006, revenues for these properties were $0 and $39 million, respectively. Operating income before taxes was $3 million and $7 million for the second quarter of 2007 and 2006, respectively. Operating income before taxes for 2007 relates to the final settlement of an insurance claim for a hotel sold in 2006. We recognized a gain, net of tax, of approximately $139 million and $385 million for year-to-date 2007 and 2006, respectively, on the disposition of these hotels. In the second quarter of 2006, we recognized a gain, net of tax, of approximately $232 million on the disposition of hotels.

Net Income. The decrease in net income and earnings per diluted share was primarily the result of the significant difference in the amount of gains recognized on the sale of properties between 2006 and 2007, described above. The decrease in gains on dispositions was partially offset by the increase in net income from continuing operations due to the growth in RevPAR and improvements in operating margins and the results of operations from the properties acquired from Starwood for year-to-date 2007 compared to the period from the date of acquisition in April 2006 through quarter end.

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

Cash Balances. As of June 15, 2007, we had $497 million of cash and cash equivalents, which was an increase of $133 million from December 31, 2006. The increase in cash is primarily due to the issuance of debt, proceeds from asset sales and improved operations, partially offset by debt repayments, dividend payments and capital expenditures. Excluding amounts necessary for working capital, we intend to use the remaining available funds over time to further invest in our portfolio, acquire new properties or make further debt repayments.

Debt Transactions. During the second quarter, we used approximately $684 million to prepay additional mortgage debt and related costs. The mortgage debt repayments include approximately $547 million to defease the 7.61%, $514 million CMBS loan in the second quarter, including approximately $33 million of defeasance/prepayment and other costs. During the first half of 2007, we issued approximately $1.0 billion of debt, including $600 million of 2 5/8% Exchangeable Senior Debentures, as well as other mortgage debt. See the table of significant financing transactions in “Cash Provided by (Used in) Financing Activities.”

In addition to the above financing activities, approximately $11 million of principal amortization is due during the remainder of 2007. We also expect to repay a $190 million mortgage secured by four hotels in October 2007, at which time the interest rate on the loan would otherwise substantially increase and all excess cash flow from the properties would be required to be used to pay down the mortgage. We believe we have sufficient cash or availability under our line of credit to deal with our near-term maturities, as well as any unexpected decline in the cash flow from our business.

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

Acquisitions and Dispositions. During the first half of 2007, we sold seven properties for total proceeds of approximately $333 million and a gain of approximately $139 million. During the remainder of 2007, we expect to complete the sale of an additional $200 million to $400 million of hotels.

Capital Expenditures. Our capital expenditures generally fall into three broad categories, renewal and replacement expenditures, repositioning/return on investment (or “ROI”) projects and value enhancement projects. ROI/repositioning capital expenditures are selective capital improvements that are outside of the scope of typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. Value enhancement projects are opportunities where we seek to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land.

During 2007, we are renovating over 10,000 rooms and approximately 800,000 square feet of meeting space.

For the first half of 2007, our renewal and replacement capital expenditures were approximately $104 million. We expect total renewal and replacement capital expenditures for 2007 to range from $310 million to $320 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $133 million on repositioning/ROI projects. These projects include the construction of the 105,000 square foot exhibit hall at the Orlando World Center Marriott, which is expected to be completed in the third quarter and the construction of new, re-concepted food and beverage facilities, renovation of all existing break-out space and the construction of a new 26,000 square foot ballroom at the Atlanta Marriott Marquis, which is scheduled to be completed by the third quarter of 2008. Additionally, we have recently opened a new spa at the J.W. Marriott, Desert Springs Resort. We expect total repositioning/ROI expenditures for 2007 to range from $330 million to $340 million.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital market transactions. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for year-to-date 2007 increased $33 million to $320 million from $287 million for year-to-date 2006, due primarily to the growth in RevPAR and improvements in operating margins and the results of operations from the properties acquired from Starwood for year-to-date 2007 compared to the period from the date of acquisition on April 10, 2006 through June 16, 2006.

Cash Provided by (Used in) Investing Activities. Approximately $97 million of cash was provided by investing activities for year-to-date 2007. This included approximately $330 million of net proceeds from the sales of seven properties in 2007, primarily offset by capital expenditures of $237 million. The following table summarizes the significant investing activities that have been completed since the beginning of 2007 (in millions):

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

Cash Provided by (Used In) Financing Activities. Approximately $284 million of cash was used in financing activities during 2007. We issued approximately $1.0 billion of debt for year-to-date 2007. Cash used in financing activities for the year-to-date consisted of debt prepayments of approximately $825 million and scheduled principal repayments of $24 million. Year-to-date 2007, we also repaid the $250 million outstanding balance under our credit facility and paid dividends on our common and preferred stock of $240 million, an increase of $129 million from the year-to-date 2006. The following table summarizes the significant financing transactions, including activity subsequent to the end of the quarter (in millions):

Transaction Date	Description of Transaction	Transaction Amount
June	Repayment of 9.375% Senior Notes	$(6)
May	Defeasance of 7.61% CMBS Loan	(514)
April	Prepayment of the Philadelphia Marriott Convention Center mortgages with a weighted average interest rate of 8.52%	(96)
April	Prepayment of the 8.41% Four Seasons Hotel, Atlanta mortgage	(33)
March	Proceeds from the issuance of 2 5/8% Exchangeable Senior Debentures due 2027	589
March	Prepayment of the 7.42% mortgage on the JW Marriott, Washington, D.C. (1)	(88)
March	Proceeds from the issuance of the 5.53% mortgage loan secured by the Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa	298
March	Repayment of the Credit Facility	(175)
February	Proceeds from the 5.55% Harbor Beach Marriott Resort & Spa mortgage refinancing	133
February	Repayment of the 8.58% Harbor Beach Marriott Resort & Spa mortgage	(88)
January	Repayment of the Credit Facility	(75)

(1)	The JW Marriott, Washington, D.C. had a floating interest rate of LIBOR plus 210 basis points. The interest rates shown reflect the rate as of the date of the transaction.

Debt

As of June 15, 2007, our total debt was $5.8 billion. The weighted average interest rate of our debt was approximately 6.1% versus 6.8% at December 31, 2006 and the weighted average maturity was 6.3 years. Additionally, all of our outstanding debt, excluding our Credit Facility obligations, has a fixed rate of interest.

As of June 15, 2007 and December 31, 2006, our debt was comprised of (in millions):

	June 15, 2007	December 31, 2006
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	347	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	496
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	495	495
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	591	—
Senior notes, with an average rate of 10.0% and 9.7% at June 15, 2007 and December 31, 2006, respectively, due May 2012	7	13

Total senior notes	4,112	3,526
Mortgage debt (non-recourse) secured by $2.4 billion of real estate assets, with an average interest rate of 6.8% at June 15, 2007 and 7.5% at December 31, 2006 respectively	1,617	2,014
Credit facility	—	250
Other	88	88

Total debt	$5,817	$5,878

$600 million Exchangeable Senior Debentures. On March 23, 2007, Host LP issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of our common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, shares, cash or a combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures rather than receive the cash redemption price. The initial exchange rate is 31.002 shares of our common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $32.26 per share of Host common stock. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter.

$500 million Exchangeable Senior Debentures. On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010,

April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The 2004 Debentures are currently exchangeable into shares of Host’s common stock at an exchange rate of 59.0142 shares for each $1,000 of principal amount of the 2004 Debentures, or a total of approximately 29.5 million shares (which is equivalent to an exchange price of $16.95 per share). The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures rather than receive the cash redemption price. The 2004 Debentures will remain exchangeable until September 23, 2007 (the last day of the current exchange period) and will continue to be exchangeable after September 23, 2007 if the trading price of Host common stock continues to exceed 120% of the exchange price, or if other conditions for exchange are satisfied.

Credit Facility. On May 25, 2007, we entered into a second amended and restated bank credit facility (which we refer to as the Credit Facility) with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The Credit Facility replaces our prior bank credit facility and provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the Credit Facility to exceed $300 million. The Credit Facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The Credit Facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met in September 2011. Subject to certain conditions, we also have the option to increase the amount of the facility by up to $400 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. As of June 15, 2007, there were no amounts outstanding under the Credit Facility.

The obligations under the Credit Facility are guaranteed by certain of our existing subsidiaries and is currently secured by pledges of equity interests in many of our subsidiaries. As with the prior facility, the pledges are permitted to be released in the event that certain conditions are satisfied, including the requirement that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. As a result of having satisfied such conditions under the prior credit facility, currently we are not required to pledge our equity interests in any newly acquired or formed subsidiary, and at our election, may obtain a release of all existing pledges for so long as our leverage ratio continues to be below 6.0x for two consecutive fiscal quarters. The guarantees and pledges ratably benefit our Credit Facility, as well as the notes outstanding under our senior notes indenture and interest rate swap agreements and other hedging agreements with lenders that are parties to the Credit Facility.

While the financial covenants under the Credit Facility are generally comparable to those contained in our prior facility (including covenants concerning leverage, fixed charge coverage and unsecured interest coverage), they are set at less restrictive levels than the corresponding covenants contained in our prior facility. Specifically, prior to the end of our third quarter of 2009, we are permitted to make borrowings and maintain amounts outstanding under the Credit Facility so long as our leverage ratio is not in excess of 7.5x and our unsecured coverage ratio is not less than 1.5x. Thereafter, the maximum leverage ratio under the Credit Facility is reduced to 7.25x, with the minimum unsecured coverage ratio continuing to be set at 1.5x. In all cases, if our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the Credit Facility to exceed $300 million. The financial covenants for the Credit Facility do not apply when there are no borrowings under the Credit Facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the Credit Facility in the future if we were ever to come back into compliance with the financial covenants.

We pay interest on borrowings under the Credit Facility at floating interest rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR, which represents a reduction from the previous spread of 200 to 300 basis points over LIBOR due to the amended Credit Facility. Based on our current leverage ratio, we can borrow at a rate of LIBOR plus 65 basis points. To the extent that amounts under the Credit Facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment. The commitment fee has been reduced from 35 to 55 basis points to 10 to 15 basis points.

Consistent with the prior facility, there are restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends contained in the Credit Facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the Credit Facility’s restrictions on incurrence of debt and the payment of dividends are generally consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the Credit Facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain our tax status as a REIT.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of June 15, 2007, we have 20 assets that are encumbered by mortgage debt. Certain of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service if it declines below specified operating levels. We are currently above the specified operating levels; therefore, no cash is being held in escrow under these restrictive covenants.

On May 2, 2007, we defeased a $514 million mortgage loan secured by eight properties with an interest rate of 7.61% maturing August 2009, which we refer to as the CMBS Loan, and have been legally released from our obligations under the loan. We paid approximately $547 million to defease the loan, which included approximately $33 million in defeasance/prepayment and other costs.

Additionally, during the second quarter, we prepaid two mortgages with an average interest rate of 8.52%, which were secured by the Philadelphia Marriott Convention Center hotel for $96 million, which included prepayment penalties of approximately $7 million. We also prepaid the outstanding 8.41% mortgage secured by our Four Seasons Hotel, Atlanta for $33 million, which included no prepayment penalties.

Dividend Policy

Host is required to distribute to stockholders at least 90% of its annual taxable income, excluding net capital gain, in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of July 20, 2007, Host is the owner of substantially all of the preferred OP units and approximately 97% of the common OP units. The remaining common OP units are held by various third-party limited partners.

Investors should take into account the 3% minority position in Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. When Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host, as well as to other common OP unit holders.

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

On June 15, 2007, our Board of Directors declared a cash dividend of $0.20 per share on our common stock. The dividend was paid on July 16, 2007 to stockholders of record as of June 30, 2007. The amount of any future common dividend will be determined by our Board of Directors.

On June 15, 2007, our Board of Directors also declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on July 16, 2007 to stockholders of record as of June 30, 2007.

Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 121 hotels that we owned on June 15, 2007, 94 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 15, 2007 are excluded from comparable hotel results for these periods:

•	Atlanta Marriott Marquis (major renovation started in August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005);

•	The Westin Kierland Resort & Spa (acquired in September 2006); and

•	24 consolidated hotels that we acquired from Starwood on April 10, 2006.

The operating results of the 14 hotels we disposed of in 2007 and 2006 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

In addition to comparable hotel RevPAR, we also have presented Comparable Hotel plus the Starwood portfolio RevPAR. This represents our comparable hotels (described above) plus the 24 hotels acquired from Starwood on April 10, 2006 that we own as of June 15, 2007. Accordingly, we have included the results of the Starwood portfolio for periods prior to our ownership in 2006 in the determination of the comparable hotel plus Starwood portfolio RevPAR. As properties managed by Starwood report results on a monthly basis, the second quarter RevPAR reflects the results of these hotels for March through May consistent with our treatment of reporting periods discussed in our most recent Annual Report of Form 10-K. Given the significance of the Starwood portfolio to our operating results, we believe this supplemental presentation provides useful information to investors.

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

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended
	June 15, 2007			June 16, 2006
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common stockholders	$147	522.1	$.28	$320	492.8	$.65
Adjustments:
(Gain) loss on dispositions, net of taxes	2	—	—	(232)	—	(.47)
Amortization of deferred gains, net of taxes	(1)	—	—	(1)	—	—
Depreciation and amortization	117	—	.23	106	—	.21
Partnership adjustments	6	—	.01	14	—	.03
FFO of minority partners of Host LP(a)	(9)	—	(.02)	(8)	—	(.02)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	.7	—	—	2.0	—
Assuming conversion of 2004 Exchangeable Senior Debentures	4	29.0	(.02)	4	28.1	(.01)

FFO per diluted share (b)(c)	$266	551.8	$.48	$203	522.9	$.39

	Year-to-Date ended
	June 15, 2007			June 16, 2006
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common stockholders	$332	521.8	$.64	$486	435.7	$1.12
Adjustments:
Gain on dispositions, net of taxes	(139)	—	(.27)	(385)	—	(.89)
Amortization of deferred gains, net of taxes	(2)	—	—	(2)	—	—
Depreciation and amortization	234	—	.45	195	—	.44
Partnership adjustments	13	—	.02	22	—	.06
FFO of minority partners of Host LP(a)	(15)	—	(.03)	(13)	—	(.03)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	.8	—	—	2.0	(.01)
Assuming conversion of 3.25% Exchangeable Senior Debentures	9	29.0	(.03)	9	28.1	(.02)
Assuming conversion of Convertible Subordinated Debentures	—	—	—	2	4.1	—

FFO per diluted share(b)(c)	$432	551.6	$.78	$314	469.9	$.67

(a)	Represents FFO attributable to the minority interests in Host LP.
(b)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(c)	The following table presents significant transactions affecting earnings per share and FFO per diluted share for all periods presented (in millions, except per share amounts):

Schedule of Significant Transactions Affecting Earnings per Share

and Funds From Operations per Diluted Share

	Quarter ended
	June 15, 2007		June 16, 2006
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Non-recurring Starwood acquisition costs (1)	$—	$—	$(13)	$(13)
Senior notes redemptions and debt prepayments (2)	(46)	(46)	(4)	(4)
Preferred stock redemptions (3)	—	—	(8)	(8)
Gain (loss) on hotel dispositions, net of taxes	(2)	—	232	—
Assuming conversion of minority OP Units issuable	—	(1)	—	(1)
Minority interest income (expense) (4)	2	2	(8)	1

Total	$(46)	$(45)	$199	$(25)

Diluted shares	553.0	553.0	525.4	525.4
Per diluted share	$(.08)	$(.08)	$.38	$(.04)

	Year-to-Date ended
	June 15, 2007		June 16, 2006
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Non-recurring Starwood acquisition costs (1)	$—	$—	$(13)	$(13)
Senior note redemptions and debt prepayments (2)	(46)	(46)	(4)	(4)
Preferred stock redemptions (3)	—	—	(8)	(8)
Gain on hotel dispositions, net of taxes	139	—	385	—
Minority interest income (expense) (4)	(3)	2	(15)	1

Total	$90	$(44)	$345	$(24)

Diluted shares	552.8	551.6	440.2	469.9
Per diluted share	$.16	$(.08)	$.78	$(.05)

(1)	Represents non-recurring costs incurred in conjunction with the acquisition of the Starwood portfolio that are required to be expensed under GAAP, including start-up costs, bridge loan fees and expenses and the Company’s portion of a foreign currency hedge loss by the European joint venture as the venture hedged a portion of its initial investment for the acquisition of its six European hotels.
(2)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.
(3)	Represents the original issuance costs of $6 million and the incremental dividends of $2 million during the redemption notice period associated with the redemption of the Class C preferred stock in 2006.
(4)	Represents the portion of the significant transactions attributable to minority partners in Host LP.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
Number of hotels	94	94	94	94
Number of rooms	47,801	47,801	47,801	47,801
Percent change in Comparable Hotel RevPAR	5.5%		5.8%

Comparable hotel sales
Room	$642	$608	$1,149	$1,086
Food and beverage (c)	333	322	602	581
Other	69	65	125	117

Comparable hotel sales (b)	1,044	995	1,876	1,784

Comparable hotel expenses
Room	145	138	266	255
Food and beverage (e)	228	224	424	415
Other	39	38	70	68
Management fees, ground rent and other costs	315	297	581	544

Comparable hotel expenses (d)	727	697	1,341	1,282

Comparable hotel adjusted operating profit	317	298	535	502
Non-comparable hotel results, net (f)	101	54	154	68
Office buildings and limited service properties, net (g)	(1)	—	(1)	(1)
Depreciation and amortization	(119)	(104)	(235)	(191)
Corporate and other expenses	(14)	(21)	(35)	(41)

Operating profit	$284	$227	$418	$337

(a)	The reporting period for our comparable operating statistics for the second quarter of 2007 is from March 24, 2007 to June 15, 2007 and for the second quarter of 2006 is from March 25, 2006 to June 16, 2006. The reporting period for year-to-date 2007 is from December 30, 2006 to June 15, 2007 and for year-to-date 2006 is from December 31, 2005 to June 16, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.

(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
Revenues per the consolidated statements of operations	$1,391	$1,181	$2,428	$2,006
Non-comparable hotel sales	(343)	(182)	(556)	(219)
Hotel sales for the property for which we record rental income, net	14	14	27	26
Rental income for office buildings and select service hotels	(18)	(18)	(37)	(36)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	14	7

Comparable hotel sales	$1,044	$995	$1,876	$1,784

(c)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
Food and beverage sales per the consolidated statements of operations	$429	$368	$752	$627
Non-comparable food and beverage sales	(103)	(53)	(170)	(63)
Food and beverage sales for the property for which we record rental income	7	7	16	15
Adjustment for food and beverage sales for comparable hotels to reflect Marriott's fiscal year for Marriott-managed hotels	—	—	4	2

Comparable food and beverage sales	$333	$322	$602	$581

(d)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
Operating costs and expenses per the consolidated statements of operations	$1,107	$954	$2,010	$1,669
Non-comparable hotel expenses	(241)	(128)	(400)	(152)
Hotel expenses for the property for which we record rental income	13	14	29	29
Rent expense for office buildings and select service hotels	(19)	(18)	(38)	(37)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	10	5
Depreciation and amortization	(119)	(104)	(235)	(191)
Corporate and other expenses	(14)	(21)	(35)	(41)

Comparable hotel expenses	$727	$697	$1,341	$1,282

(e)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended		Year-to-Date ended
	June 15, 2007	June 16, 2006	June 15, 2007	June 16, 2006
Food and beverage expenses per the consolidated statements of operations	$297	$259	$534	$450
Non-comparable food and beverage expense	(73)	(39)	(122)	(45)
Food and beverage expenses for the property for which we record rental income	4	4	9	8
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott's fiscal year for Marriott-managed hotels	—	—	3	2

Comparable food and beverage expenses	$228	$224	$424	$415

(f)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.

(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

During 2007, we repaid the balance of our floating rate debt. Floating rate debt accounted for 5.8% of our outstanding debt balance at December 31, 2006. See our most recent Annual Report on Form 10–K.

Item 4.	Controls and Procedures

As required by Rules 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
March 24, 2007—April 23, 2007	—		$—	—	—
April 24, 2007—May 23, 2007	—		$—	—	—
May 24, 2007—June 15, 2007	1,502	*	$—	—	—

Total	1,502	*	$—

*	Reflects shares of restricted common stock forfeited for failure to meet vesting criteria.

Item 4.	Submission of Matters to a Vote of Security Holders

Annual Meeting of Stockholders

(a)	Host held its Annual Meeting of Stockholders on May 17, 2007.

(c)	(i) Votes regarding the election of seven directors for terms expiring at the 2008 annual meeting of stockholders were as set forth below. Accordingly, each director nominee was elected for a one year term.

	FOR	AGAINST	ABSTENTIONS AND BROKER NON- VOTES
Robert M. Baylis	460,775,482	4,556,582	2,792,563
Terrence C. Golden	295,680,841	168,180,007	4,263,779
Ann McLaughlin Korologos	460,417,315	4,573,665	3,133,647
Richard E. Marriott	460,247,990	5,136,276	2,740,361
Judith A. McHale	447,472,903	15,670,743	4,980,981
John B. Morse, Jr.	462,480,809	2,885,925	2,757,893
Christopher J. Nassetta	460,775,007	4,606,581	2,743,039

(ii) Votes on the ratification of the appointment of KPMG LLP as independent auditors of Host to serve for the 2007 calendar year were as set forth below. Accordingly, the appointment of KPMG LLP was approved.

FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
458,903,050	6,592,672	2,628,905

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
10.43	Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P., Host Euro Business Trust, Certain Canadian Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed on June 1, 2007).

10.44	Second Amended and Restated Pledge and Security Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P. and the other Pledgors named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed on June 1, 2007).

10.45	Second Amended and Restated Subsidiaries Guaranty, dated as of May 25, 2007, by the subsidiaries of Host Hotels & Resorts, L.P. named as Guarantors therein (incorporated by reference to Exhibit 10.3 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed on June 1, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

July 24, 2007	/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President, Chief Accounting Officer