Form 10-Q
period 2007-09-07
HOST HOTELS & RESORTS, INC.
filed 2007-10-15
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 7, 2007

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

The registrant had 522,395,991 shares of its $0.01 par value common stock outstanding as of October 10, 2007.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 7, 2007 and December 31, 2006

(in millions, except shares and per share amounts)

	September 7, 2007	December 31, 2006
	(unaudited)
ASSETS
Property and equipment, net	$10,532	$10,584
Assets held for sale	—	96
Due from managers	57	51
Investments in affiliates	185	160
Deferred financing costs, net	54	60
Furniture, fixtures and equipment replacement fund	131	100
Other	196	199
Restricted cash	130	194
Cash and cash equivalents	559	364

Total assets	$11,844	$11,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

Debt
Senior notes, including $1,087 million and $495 million, respectively, net of discount, of exchangeable senior debentures	$4,113	$3,526
Mortgage debt	1,612	2,014
Credit facility	—	250
Other	88	88

Total debt	5,813	5,878
Accounts payable and accrued expenses	135	243
Other	225	252

Total liabilities	6,173	6,373

Interest of minority partners of Host Hotels & Resorts, L.P.	189	185
Interest of minority partners of other consolidated partnerships	28	28

Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $100 million) 50 million shares authorized; 4.0 million shares issued and outstanding	97	97
Common stock, par value $.01 per share, 750 million shares authorized; 522.3 million shares and 521.1 million shares issued and outstanding, respectively	5	5
Additional paid-in capital	5,671	5,680
Accumulated other comprehensive income	38	25
Deficit	(357)	(585)

Total stockholders’ equity	5,454	5,222

Total liabilities and stockholders’ equity	$11,844	$11,808

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended September 7, 2007 and September 8, 2006

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
REVENUES
Rooms	$775	$717	$2,235	$1,918
Food and beverage	325	298	1,077	925
Other	84	72	244	195

Total hotel sales	1,184	1,087	3,556	3,038
Rental	22	23	78	78

Total revenues	1,206	1,110	3,634	3,116

EXPENSES
Rooms	191	178	537	460
Food and beverage	262	244	796	694
Hotel departmental expenses	310	290	877	757
Management fees	56	50	173	140
Other property-level expenses	94	90	270	238
Depreciation and amortization	119	116	354	307
Corporate and other expenses	14	21	49	62
Gain on insurance settlement	(5)	—	(5)	—

Total operating costs and expenses	1,041	989	3,051	2,658

OPERATING PROFIT	165	121	583	458
Interest income	9	8	27	22
Interest expense	(82)	(100)	(312)	(298)
Net gains on property transactions	3	1	5	3
Minority interest expense	(5)	(1)	(21)	(30)
Equity in earnings (losses) of affiliates	—	(3)	5	(8)

INCOME BEFORE INCOME TAXES	90	26	287	147
Benefit (provision) for income taxes	3	4	(3)	(14)

INCOME FROM CONTINUING OPERATIONS	93	30	284	133
Income from discontinued operations	4	10	149	409

NET INCOME	97	40	433	542
Less: Dividends on preferred stock	(2)	(2)	(6)	(12)
Issuance costs of redeemed preferred stock	—	—	—	(6)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$95	$38	$427	$524

Basic earnings per common share:
Continuing operations	$.17	$.05	$.53	$.25
Discontinued operations	.01	.02	.29	.88

Basic earnings per common share	$.18	$.07	$.82	$1.13

Diluted earnings per common share
Continuing operations	$.17	$.05	$.52	$.24
Discontinued operations	.01	.02	.27	.88

Diluted earnings per common share	$.18	$.07	$.79	$1.12

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 7, 2007 and September 8, 2006

(unaudited, in millions)

	Year-to-Date ended
	September 7, 2007	September 8, 2006
OPERATING ACTIVITIES
Net income	$433	$542
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(139)	(392)
Depreciation	1	8
Depreciation and amortization	354	307
Amortization of deferred financing costs	10	10
Write-off of deferred financing costs	5	1
Net gains on property transactions	(5)	(3)
Equity in (earnings) losses of affiliates	(5)	8
Distributions from investments in affiliates	3	3
Minority interest expense	21	30
Change in due from managers	(8)	2
Changes in other assets	1	41
Changes in other liabilities	(5)	49

Cash provided by operations	666	606

INVESTING ACTIVITIES
Proceeds from sales of assets, net	335	675
Acquisitions	(15)	(273)
Starwood acquisition, net of cash acquired	—	(748)
Deposits for acquisitions	(22)	—
Investment in affiliates	(12)	(74)
Capital expenditures:
Renewals and replacements	(161)	(209)
Repositionings and other investments	(206)	(148)
Change in furniture, fixtures and equipment (FF&E) reserves	(33)	(12)
Change in restricted cash designated for FF&E reserves	40	(10)
Other	30	—

Cash used in investing activities	(44)	(799)

FINANCING ACTIVITIES
Financing costs	(9)	(20)
Debt issuances	1,025	916
Repayment of credit facility	(250)	(20)
Debt prepayments	(825)	(222)
Scheduled principal repayments	(29)	(41)
Redemption of preferred stock	—	(150)
Dividends on common stock	(340)	(187)
Dividends on preferred stock	(7)	(16)
Distributions to minority interests	(17)	(12)
Change in restricted cash other than FF&E reserves	25	(16)

Cash provided by (used in) financing activities	(427)	232

INCREASE IN CASH AND CASH EQUIVALENTS	195	39
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364	184

CASH AND CASH EQUIVALENTS, END OF PERIOD	$559	$223

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 7, 2007 and September 8, 2006

(unaudited, in millions)

Supplemental disclosure of cash flow information:

	Year-to-Date ended
	September 7, 2007	September 8, 2006
Interest paid	$273	$262
Income taxes paid	6	4

Supplemental disclosure of noncash investing and financing activities:

In 2007 and 2006, we issued approximately .4 million and .8 million shares, respectively, upon the conversion of operating partnership units of Host Hotels & Resorts, L.P. held by minority partners valued at approximately $11 million and $16 million, respectively.

During 2006, we issued approximately 24.0 million shares upon the conversion of approximately 7.4 million of Convertible Subordinated Debentures valued at approximately $368 million. Additionally, as a result of the conversion, we consolidated the wholly owned entity that issued the Convertible Subordinated Debentures and eliminated the $17 million investment not held by third parties.

On September 1, 2006, we acquired the Westin Kierland Resort & Spa in Scottsdale, Arizona, for approximately $393 million, including the assumption of $135 million of mortgage debt with a fair value of $133 million.

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

Host Hotels & Resorts, Inc., or Host, a Maryland corporation operating through an umbrella partnership structure, is the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P., or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and, as of September 7, 2007, own approximately 97% of the partnership interests, which are referred to as OP units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 7, 2007 and the results of our operations for the quarterly and year-to-date periods ended September 7, 2007 and September 8, 2006 and cash flows for the year-to-date periods ended September 7, 2007 and September 8, 2006. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior year financial statement amounts have been reclassified to conform with the current presentation.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately 40% of our hotel properties), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). As a REIT, we are required to have a December 31 year-end; therefore, we elected to adopt the reporting period used by Marriott International modified so that our fiscal year always ends on December 31. Accordingly, our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Interest of minority partners of Host Hotels & Resorts, L.P.

We adjust the interest of the minority partners of Host LP each period to maintain a proportional relationship between the book value of equity associated with our common stockholders relative to that of the unitholders of Host LP since Host LP units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the minority partners of Host LP based on their weighted average ownership percentage during the period. As of September 7, 2007, approximately $393 million of cash or Host stock, at our option, would be paid to the outside partners of the operating partnership if the partnership were terminated. The approximate $393 million is equivalent to the 18.4 million partnership units outstanding valued at the September 7, 2007 Host common stock price of $21.41, which we have assumed would be equal to the value provided to outside partners upon liquidation of the operating partnership.

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

	Quarter ended
	September 7, 2007			September 8, 2006
	(in millions, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$97	522.3	$.19	$40	520.5	$.08
Dividends on preferred stock	(2)	—	(.01)	(2)	—	(.01)

Basic earnings available to common stockholders	95	522.3	.18	38	520.5	.07
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	.8	—	—	1.8	—
Assuming conversion of minority OP units issuable	—	1.2	—	—	2.3	—
Assuming conversion of 2004 Exchangeable Senior Debentures	4	29.5	—	—	—	—

Diluted earnings available to common stockholders	$99	553.8	$.18	$38	524.6	$.07

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-Date ended
	September 7, 2007			September 8, 2006
	(in millions, except per share amounts)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income	$433	522.0	$.83	$542	464.1	$1.17
Dividends on preferred stock	(6)	—	(.01)	(12)	—	(.03)
Issuance costs of redeemed preferred stock (a)	—	—	—	(6)	—	(.01)

Basic earnings available to common stockholders	427	522.0	.82	524	464.1	1.13
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	.9	—	—	1.8	(.01)
Assuming conversion of minority OP units issuable	—	1.2	—	—	—	—
Assuming conversion of 2004 Exchangeable Senior Debentures	13	29.5	(.03)	—	—	—

Diluted earnings available to common stockholders	$440	553.6	$.79	$524	465.9	$1.12

(a)	Represents the original issuance costs associated with the redemption of the Class C preferred stock in the second quarter of 2006.

4.	Property and Equipment

Property and equipment consists of the following as of:

	September 7, 2007	December 31, 2006
	(in millions)
Land and land improvements	$1,626	$1,622
Buildings and leasehold improvements	10,748	10,695
Furniture and equipment	1,475	1,414
Construction in progress	238	166

	14,087	13,897
Less accumulated depreciation and amortization	(3,555)	(3,313)

	$10,532	$10,584

5.	Dividends

On September 17, 2007, our Board of Directors declared a cash dividend of $0.20 per share on our common stock. The dividend was paid on October 15, 2007 to stockholders of record as of September 30, 2007.

On September 17, 2007, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on October 15, 2007 to preferred stockholders of record as of September 30, 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Geographic Information

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

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
	(in millions)
United States	$1,170	$1,077	$3,529	$3,022
Canada	24	23	72	70
Chile	6	4	16	7
Mexico	6	6	17	17

Total revenue	$1,206	$1,110	$3,634	$3,116

7.	Comprehensive Income

Typically, our other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments. The following table presents comprehensive income for all periods presented:

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
	(in millions)
Net income	$97	$40	$433	$542
Other comprehensive income (loss)	9	(4)	13	2

Comprehensive income	$106	$36	$446	$544

8.	Dispositions

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

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
	(in millions)
Revenues	$—	$31	$14	$113
Income before income taxes	4	5	12	18
Gain on dispositions, net of tax	—	5	139	390

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 97% of the partnership interests on October 10, 2007. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

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

Outlook

As of October 10, 2007, we own 121 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Management believes that the underlying lodging fundamentals related to our portfolio should remain favorable in 2007 and 2008. While demand growth could moderate as a result of a potential slower growth rate in the broader U.S. economy, projections for new supply growth suggest that it will continue to fall short of long term historical averages. The pace of new lodging supply in various phases of development has increased over the past several quarters; however, the majority of new projects scheduled for completion in the near-term are concentrated in the economy and mid-scale segments, are outside of major urban markets, and will have less than 200 rooms. Therefore, we do not expect most of the new hotel supply to directly compete with our core portfolio. We also believe the timing of some of these projects may be affected by increased building costs and the availability of financing, which may dampen the pace of new supply development beyond 2008.

For 2007, demand growth experienced by our properties has been driven primarily by significant increases in transient business, both in premium priced and other segments, and increases in contract business. We expect these trends will continue into the fourth quarter of 2007. Although group room nights have declined modestly year-to-date, we expect group room nights in the fourth quarter to be consistent with the fourth quarter of 2006. In 2008, based on the current strength of the group booking pace, we expect that our group business will experience stronger growth than in 2007, leading to more balanced overall demand growth.

We have continued to enhance the competitiveness of our properties through one of the largest capital expenditure programs in our history. This program consists of maintenance capital expenditures, return on investment, repositioning and value enhancement projects. These projects are focused on lobbies, public space, food and beverage facilities, spas, retail outlets, energy conservation, non-guest or “back of the house” areas, meeting space and rooms. We have invested $367 million in capital expenditures as of September 7, 2007 and expect total investments for 2007 to range from $600 million to $625 million. We expect to continue this level of capital expenditures and investment projects in 2008. During the remainder of 2007 and 2008, our properties will experience temporary business interruption as a result of this program. However, over the long term, we expect to see improvements in RevPAR and operating margins as these projects are expected to enhance our properties’ market position and profitability.

As a result of these trends and our efforts to improve the portfolio, we expect that comparable hotel RevPAR will increase approximately 6% to 7% for the full year. Additionally, we expect Comparable Hotel plus the Starwood Portfolio RevPAR (described below) to increase 6.5% to 7.5% for the full year 2007. For 2008, we expect comparable hotel RevPAR, which will include the 24 properties acquired from Starwood, to increase approximately 5% to 7%.

We also expect operating margin growth will continue to benefit from increases in the average daily rate in the fourth quarter, as well as continued increases in food and beverage and other revenues. While we expect margins to improve, margin growth will be constrained by increasing operating costs as well as certain costs increasing at a rate greater than inflation, including wages, benefits and real estate taxes.

While we believe the positive trends in the lodging industry, discussed here and in our Annual Report on Form 10–K, create the opportunity for business improvements during the remainder of 2007 and 2008, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended		% Increase (Decrease)
	September 7, 2007	September 8, 2006
Revenues
Total hotel sales	$1,184	$1,087	8.9%
Operating costs and expenses:
Property-level costs (1)	1,032	968	6.6
Corporate and other expenses	14	21	(33.3)
Gain on insurance settlement	5	—	N/M (5)
Operating profit	165	121	36.4
Interest expense	82	100	(18.0)
Minority interest expense	5	1	N/M (5)
Income from discontinued operations	4	10	(60.0)
Net income	97	40	N/M (5)

All hotel operating statistics (2):
RevPAR	$138.97	$128.31	8.3%
Average room rate	$181.71	$171.26	6.1%
Average occupancy	76.5%	74.9%	1.6 pts.
Comparable hotel operating statistics (3):
RevPAR	$141.34	$132.45	6.7%
Average room rate	$184.66	$176.12	4.8%
Average occupancy	76.5%	75.2%	1.3 pts.
Comparable hotel plus Starwood portfolio operating statistics (4):
RevPAR	$142.78	$133.21	7.2%
Average room rate	$184.12	$175.26	5.1%
Average occupancy	77.5%	76.0%	1.5 pts.

	Year-to-Date ended		% Increase (Decrease)
	September 7, 2007	September 8, 2006
Revenues
Total hotel sales	$3,556	$3,038	17.1%
Operating costs and expenses:
Property-level costs (1)	3,007	2,596	15.8
Corporate and other expenses	49	62	(21.0)
Gain on insurance settlement	5	—	N/M	(5)
Operating profit	583	458	27.3
Interest expense	312	298	4.7
Minority interest expense	21	30	(30.0)
Income from discontinued operations	149	409	(63.6)
Net income	433	542	(20.1)

All hotel operating statistics (2):
RevPAR	$141.81	$132.72	6.8%
Average room rate	$190.20	$178.81	6.4%
Average occupancy	74.6%	74.2%	0.4	pts.
Comparable hotel operating statistics (3):
RevPAR	$144.92	$136.57	6.1%
Average room rate	$193.71	$183.51	5.6%
Average occupancy	74.8%	74.4%	0.4	pts.
Comparable hotel plus Starwood portfolio operating statistics (4):
RevPAR	$144.37	$134.98	7.0%
Average room rate	$191.88	$181.48	5.7%
Average occupancy	75.2%	74.4%	0.9	pts.

(1)	Amounts represent total operating costs and expenses per our consolidated statements of operations less corporate expenses and the gain on insurance settlement.
(2)	Operating statistics are for all properties as of September 7, 2007 and September 8, 2006 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for September 7, 2007 and September 8, 2006 are based on 94 comparable hotels as of September 7, 2007. See below for our definition of Comparable Hotels.
(4)	Comparable hotels plus Starwood portfolio statistics are based on 94 comparable hotels plus 24 hotels acquired from Starwood in April 2006 that we own as of September 7, 2007.
(5)	N/M=not meaningful

2007 Compared to 2006

Hotel Sales Overview

	Quarter ended		% Increase (Decrease)
	September 7, 2007	September 8, 2006
	(in millions)
Revenues
Rooms	$775	$717	8.1%
Food and beverage	325	298	9.1
Other	84	72	16.7

Total hotel sales	$1,184	$1,087	8.9

	Year-to-Date ended		% Increase (Decrease)
	September 7, 2007	September 8, 2006
	(in millions)
Revenues
Rooms	$2,235	$1,918	16.5%
Food and beverage	1,077	925	16.4
Other	244	195	25.1

Total hotel sales	$3,556	$3,038	17.1

Hotel sales growth for the quarter and year-to-date 2007 was due to increases in RevPAR, as well as increases in food and beverage and other revenue items. Additionally, year-to-date hotel sales for 2007 include the hotel sales of the Starwood portfolio, which reflects the fact that we have owned the portfolio for all of 2007 (as opposed to ownership beginning on April 10, 2006). Year-to-date hotel sales include $689 million in 2007 and $396 million in 2006 from the Starwood portfolio. Sales for properties sold in both years have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired (including the Starwood portfolio) or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of September 7, 2007, 94 of our 121 hotels have been classified as comparable hotels. We also discuss operating results for our hotels on a Comparable Hotel plus the Starwood Portfolio basis (described below). See “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics” for a complete description of our comparable hotels and the hotels in the Starwood Portfolio. We also discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 6.3% to approximately $894 million for the quarter and 5.5% to approximately $2.8 billion year-to-date compared to last year. The revenue growth reflects the increase in comparable RevPAR of 6.7% for the quarter and 6.1% year-to-date, as a result of an increase in average room rates of 4.8% for the quarter and 5.6% year-to-date and an increase in occupancy of 1.3 percentage points for the quarter and 0.4 percentage points for year-to-date. The growth in average room rate was driven by a number of positive factors, such as continued economic growth and low growth in the supply of new luxury and upper upscale hotels. As a result of these trends, our operators were able to continue to increase room rates, while improving the year-over-year occupancy levels. However, our occupancy levels were affected by business interruption at certain properties due to our capital expenditure program and weakness in individual markets. Food and beverage revenues for our comparable hotels increased 4.8% for the quarter and 3.9% year-to-date, primarily due to increased sales from our catering and banquet business and meeting room rentals. In addition, operating margins at our food and beverage outlets increased 2.0 percentage points and 1.2 percentage points for the third quarter and year-to-date, respectively. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition fees, increased 8.5% for the quarter and 7.4% year-to-date.

In addition to comparable hotel RevPAR, we also have presented Comparable Hotel plus the Starwood Portfolio RevPAR. This represents our comparable hotels (described above) plus the 24 hotels acquired from Starwood on April 10, 2006 that we own as of September 7, 2007. Accordingly, we have included the results of the Starwood portfolio for periods prior to our ownership in 2006 in the determination of the Comparable Hotel plus Starwood Portfolio RevPAR for year-to-date results. Comparable Hotel plus the Starwood Portfolio RevPAR increased 7.2% and 7.0% for the quarter and year-to-date, respectively. The RevPAR increase was the result of an increase in average room rates of 5.1% for the quarter and 5.7% year-to-date and an increase in occupancy of 1.5 percentage points for the quarter and 0.9 percentage points for year-to-date. Given the significant contribution of these hotels to our operating results, we believe this supplemental presentation provides useful information to investors.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels and our comparable hotels plus the Starwood portfolio by property type as of September 7, 2007 and September 8, 2006:

Comparable Hotels by Property Type (a)

	As of September 7, 2007		Quarter ended September 7, 2007			Quarter ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	40	23,518	$195.46	80.1%	$156.64	$184.94	78.7%	$145.62	7.6%
Suburban	28	10,901	154.34	70.5	108.79	146.81	69.8	102.54	6.1
Airport	15	6,557	136.00	75.9	103.20	130.80	73.8	96.58	6.9
Resort/Conference	11	6,825	236.10	74.4	175.72	230.30	72.9	167.82	4.7

All Types	94	47,801	184.66	76.5	141.34	176.12	75.2	132.45	6.7

	As of September 7, 2007		Year-to-Date ended September 7, 2007			Year-to-Date ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	40	23,518	$202.87	78.1%	$158.41	$190.25	77.5%	$147.47	7.4%
Suburban	28	10,901	155.96	68.6	106.95	147.58	68.2	100.68	6.2
Airport	15	6,557	140.71	74.3	104.57	134.90	73.0	98.53	6.1
Resort/Conference	11	6,825	267.40	74.0	197.84	257.19	75.0	192.92	2.5

All Types	94	47,801	193.71	74.8	144.92	183.51	74.4	136.57	6.1

Comparable Hotels plus the Starwood Portfolio by Property Type (b)

	As of September 7, 2007		Quarter ended September 7, 2007			Quarter ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	55	33,016	$197.08	81.0%	$159.73	$186.44	79.3%	$147.81	8.1%
Suburban	34	12,844	151.91	71.1	108.00	144.63	70.3	101.62	6.3
Airport	17	7,556	131.68	76.9	101.28	126.15	75.6	95.36	6.2
Resort/Conference	12	7,337	228.50	73.6	168.10	223.28	71.6	159.96	5.1

All Types	118	60,753	184.12	77.5	142.78	175.26	76.0	133.21	7.2

	As of September 7, 2007		Year-to-Date ended September 7, 2007			Year-to-Date ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	55	33,016	$202.31	78.0%	$157.73	$189.77	76.7%	$145.46	8.4%
Suburban	34	12,844	154.41	68.7	106.07	146.18	68.2	99.64	6.5
Airport	17	7,556	136.66	75.6	103.35	130.48	74.6	97.36	6.2
Resort/Conference	12	7,337	261.42	74.1	193.64	251.99	74.8	188.51	2.7

All Types	118	60,753	191.88	75.2	144.37	181.48	74.4	134.98	7.0

(a)	The reporting period for our comparable operating statistics for the third quarter of 2007 is from June 16, 2007 to September 7, 2007 and for the third quarter of 2006 is from June 17, 2006 to September 8, 2006. The reporting period for year-to-date 2007 is from December 30, 2006 to September 7, 2007 and for year-to-date 2006 is from December 31, 2005 to September 8, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(b)	Reflects our comparable hotels plus the 24 hotels acquired from Starwood in April 2006 that we own as of September 7, 2007. The 2006 results and percentage change statistics include results prior to our ownership for the Starwood portfolio. For further detail, see “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics.”

For the third quarter of 2007, RevPAR increased across all of our hotel property types, led by our urban hotels, as we continued to benefit from the strength of our downtown markets, such as our New York, Philadelphia and Denver markets. We also experienced RevPAR growth at our suburban hotels due to strong performances at our suburban Boston, Denver and Los Angeles hotels. Additionally, RevPAR growth at our airport hotels was led by our San Francisco and Houston airport hotels. RevPAR growth for our resort/conference hotels significantly improved from the second quarter as a result of increases in occupancy, particularly at the J.W. Marriott, Desert Springs Resort, where we recently completed major renovations.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels and our comparable hotels plus the Starwood portfolio by geographic region as of September 7, 2007 and September 8, 2006:

Comparable Hotels by Region (a)

	As of September 7, 2007		Quarter ended September 7, 2007			Quarter ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	22	12,016	$211.71	81.7%	$172.90	$202.57	79.3%	$160.56	7.7%
Florida	9	5,663	161.15	68.5	110.46	159.06	68.0	108.21	2.1
Mid-Atlantic	8	5,870	229.61	85.3	195.91	208.66	81.1	169.17	15.8
DC Metro	12	5,399	174.34	76.9	133.99	174.15	74.9	130.36	2.8
North Central	12	4,907	162.40	77.1	125.27	155.29	77.7	120.64	3.8
South Central	7	4,126	140.35	66.6	93.48	132.06	67.3	88.85	5.2
Atlanta	7	2,625	184.37	66.1	121.91	184.15	66.8	123.10	(1.0)
New England	6	3,032	180.56	86.4	156.02	175.83	83.0	146.02	6.8
Mountain	6	2,210	112.78	69.6	78.50	104.06	68.9	71.74	9.4
International	5	1,953	166.76	67.6	112.81	153.27	71.5	109.61	2.9

All Regions	94	47,801	184.66	76.5	141.34	176.12	75.2	132.45	6.7

	As of September 7, 2007		Year-to-Date ended September 7, 2007			Year-to-Date ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	22	12,016	$211.83	76.5%	$162.02	$200.27	76.2%	$152.66	6.1%
Florida	9	5,663	214.38	73.7	158.03	207.57	73.2	152.00	4.0
Mid-Atlantic	8	5,870	232.83	81.1	188.89	213.03	78.8	167.87	12.5
DC Metro	12	5,399	192.12	77.1	148.19	189.06	74.3	140.44	5.5
North Central	12	4,907	152.81	71.5	109.22	145.57	73.0	106.28	2.8
South Central	7	4,126	153.15	72.5	111.01	142.03	72.2	102.58	8.2
Atlanta	7	2,625	193.47	69.1	133.70	186.89	71.3	133.23	0.4
New England	6	3,032	174.86	77.3	135.14	168.18	77.1	129.70	4.2
Mountain	6	2,210	141.64	67.0	94.86	131.66	65.9	86.77	9.3
International	5	1,953	159.38	68.2	108.68	150.17	71.8	107.77	0.8

All Regions	94	47,801	193.71	74.8	144.92	183.51	74.4	136.57	6.1

Comparable Hotels plus the Starwood Portfolio by Region (b)

	As of September 7, 2007		Quarter ended September 7, 2007			Quarter ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	28	16,019	$198.97	82.6%	$164.36	$191.12	80.6%	$154.08	6.7%
Florida	10	5,922	158.92	68.2	108.33	155.74	68.2	106.26	1.9
Mid-Atlantic	11	8,681	240.98	85.8	206.70	216.47	82.7	179.01	15.5
DC Metro	13	5,662	175.09	77.5	135.63	175.26	75.1	131.56	3.1
North Central	15	6,496	155.96	75.6	117.88	148.37	76.4	113.28	4.1
South Central	8	4,358	146.60	65.8	96.53	137.36	66.7	91.61	5.4
Atlanta	7	2,625	184.37	66.1	121.91	184.15	66.8	123.10	(1.0)
New England	11	5,663	171.34	84.7	145.14	171.32	79.4	135.95	6.8
Mountain	8	2,856	123.31	71.3	87.95	112.16	71.6	80.32	9.5
International	7	2,471	155.41	66.6	103.50	145.82	65.7	95.84	8.0

All Regions	118	60,753	184.12	77.5	142.78	175.26	76.0	133.21	7.2

	As of September 7, 2007		Year-to-Date ended September 7, 2007			Year-to-Date ended September 8, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	28	16,019	$201.57	77.6%	$156.33	$191.49	77.2%	$147.75	5.8%
Florida	10	5,922	210.44	73.7	155.02	202.97	73.4	148.91	4.1
Mid-Atlantic	11	8,681	241.03	82.4	198.69	218.87	78.9	172.69	15.1
DC Metro	13	5,662	193.00	77.6	149.72	189.74	74.6	141.58	5.7
North Central	15	6,496	148.63	70.4	104.62	141.84	71.1	100.91	3.7
South Central	8	4,358	158.83	72.0	114.30	146.82	71.8	105.46	8.4
Atlanta	7	2,625	193.47	69.1	133.70	186.89	71.3	133.23	0.4
New England	11	5,663	168.33	74.4	125.30	165.81	72.5	120.18	4.3
Mountain	8	2,856	144.78	69.0	99.85	133.40	68.5	91.40	9.2
International	7	2,471	151.35	67.5	102.11	142.20	69.7	99.18	3.0

All Regions	118	60,753	191.88	75.2	144.37	181.48	74.4	134.98	7.0

(a)	The reporting period for our comparable operating statistics for the third quarter of 2007 is from June 16, 2007 to September 7, 2007 and for the third quarter of 2006 is from June 17, 2006 to September 8, 2006. The reporting period for year-to-date 2007 is from December 30, 2006 to September 7, 2007 and for year-to-date 2006 is from December 31, 2005 to September 8, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(b)	Reflects our comparable hotels plus the 24 hotels acquired from Starwood in April 2006 that we own as of September 7, 2007. The 2006 results and percentage change statistics include results prior to our ownership for the Starwood portfolio. For further detail, see “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics.”

For the third quarter of 2007, our Mid-Atlantic region continued to be the top performing region due to the outstanding RevPAR growth of our New York hotels driven by strong leisure transient demand. In addition, the Philadelphia market contributed to the RevPAR increase for the region, as several major city-wide events drove RevPAR growth of approximately 15% in the third quarter. We also benefited from the strong RevPAR performance of the Mountain region led by an increase in city-wide events in our Denver market.

During the quarter, the New England region rebounded from a difficult first half in 2007 due to an increase in leisure transient demand in the Boston market. The Pacific region also performed well in the quarter as a result of strong transient demand in our Los Angeles, San Francisco and Hawaii markets. The J.W. Marriott, Desert Springs Resort and the Westin Mission Hills experienced double-digit RevPAR growth during the quarter, which also contributed to the RevPAR growth in the Pacific region.

RevPAR growth during the quarter in the Florida region was moderate, as operations were negatively affected by both renovations at the Harbor Beach Marriott Resort and Spa and the Tampa Marriott Waterside Hotel and Marina, and declines in demand at other hotels in the region. The weak RevPAR growth performance in the Atlanta region was attributable to both fewer city-wide events in 2007 and the unusually strong performance in 2006, which included business that relocated from the New Orleans market due to Hurricane Katrina.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. Individual travelers are referred to as “transient” customers. Those traveling as part of an organized group, meeting or convention are referred to as “group” customers. “Contract” customers represent blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates, such as airline crews. The information below is derived from business mix data for 111 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see our Annual Report on Form 10-K.

Transient business improved during the quarter as roomnights increased approximately 4% with a positive shift to premium and other business. The increase in overall transient demand, combined with an average rate increase of approximately 5.7%, led to a 10.1% increase in transient revenues in the third quarter.

Group average rate increased approximately 4% for the quarter as a result of a shift in group roomnights from lower-rated business to higher-rated association groups combined with an average rate increase in this segment. However, group roomnights were down 3% due to fewer group bookings in the third quarter for the quarter, cancellations and renovation disruption at certain of our hotels.

Property-level Operating Expenses

	Quarter ended		% Increase (Decrease)
	September 7, 2007	September 8, 2006
	(in millions)
Rooms	$191	$178	7.3%
Food and beverage	262	244	7.4
Hotel departmental expenses	310	290	6.9
Management fees	56	50	12.0
Other property-level expenses	94	90	4.4
Depreciation and amortization	119	116	2.6

Total property-level operating expenses	$1,032	$968	6.6

	Year-to-Date ended		% Increase (Decrease)
	September 7, 2007	September 8, 2006
	(in millions)
Rooms	$537	460	16.7%
Food and beverage	796	694	14.7
Hotel departmental expenses	877	757	15.9
Management fees	173	140	23.6
Other property-level expenses	270	238	13.4
Depreciation and amortization	354	307	15.3

Total property-level operating expenses	$3,007	$2,596	15.8

Operating expenses for the quarter and year-to-date 2007 primarily increased compared to 2006 due to inflation and increases in revenues at our properties. Our operating expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. Additionally, year-to-date 2007 property-level operating expenses include the property-level expenses of the Starwood portfolio, which reflects the fact that we have owned the portfolio for all of 2007 (as opposed to ownership beginning on April 10, 2006). Year-to-date property-level operating expenses include $563 million in 2007 and $324 million in 2006 from the Starwood portfolio. Property-level operating expenses exclude the costs for hotels we have sold, which are included in discontinued operations.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and systems costs. Corporate expenses decreased approximately $7 million for the quarter and approximately $13 million year-to-date from the same period last year due to the decrease in compensation expense recorded for our share-based compensation awards due to the decline in our stock price during the third quarter of 2007 and the decrease in non-recurring costs, such as those recorded in the second and third quarter of 2006 from the acquisition of the Starwood portfolio and other transactions.

Gain on Insurance Settlement. The gain on insurance settlement of $5 million for both the quarter and year-to-date 2007 primarily represents the insurance proceeds received, in excess of the insurance receivable recorded at the date of loss on the balance sheet, as a result of the property damage sustained by several of our hotels from Hurricane Wilma in 2005. The insurance receivable reflected the book value of the property and equipment written off and repairs and maintenance costs incurred from the hurricane in 2005. We recognize the gains on insurance settlements once all contingencies are met.

Interest Income. Interest income increased $1 million for the quarter and $5 million year-to-date due to an increase in our cash balance and an increase in the interest rate earned.

Interest Expense. For the quarter, the decrease in interest expense of $18 million was primarily the result of the decrease in the weighted average interest rate of our debt from 2006 to 2007. Year-to-date, the increase of $14 million was primarily the result of call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments totaling $45 million for 2007 compared to similar costs of only $3 million for 2006. The increase in interest expense due to these prepayment costs was partially offset by the decrease in our weighted average interest rate from 2006 to 2007.

Minority Interest Expense. For the quarter, minority interest expense increased $4 million due to the increase in the net income of Host LP, as well as the net income of certain of our consolidated hotel partnerships that are partially owned by third parties. The year-to-date decrease of $9 million resulted from the decrease in the net income of Host LP of $116 million, which was primarily due to the significant gain on dispositions, net of tax, of $390 million recorded year-to-date 2006.

Equity in Earnings (Losses) of Affiliates. Our share of income of affiliates increased by $3 million and $13 million for the third quarter and year-to-date 2007, respectively, due to an increase in earnings from our European Joint Venture, which was formed in 2006. The 2006 operations of our European Joint Venture included our portion of a foreign currency hedge loss of $1 million and $7 million for the quarter and year-to-date, respectively, as the venture hedged a portion of its initial investment for the acquisition of six of its hotels.

Discontinued Operations. Discontinued operations for 2007 consist of seven hotels sold in the first quarter and discontinued operations for 2006 consist of fourteen sold hotels. Discontinued operations represent results of operations and the gains on the disposition of the hotels during the period. For year-to-date 2007 and 2006, revenues for these properties were $14 million and $113 million, respectively, and operating income before taxes was $12 million and $18 million, respectively. For the third quarter of 2007 and 2006, revenues for these properties were $0 and $31 million, respectively. Operating income before taxes was $4 million and $5 million for the third quarter of 2007 and 2006, respectively. Operating income before taxes for year-to-date and the third quarter of 2007 included $7 million and $4 million, respectively, of gains on insurance settlements relating to our discontinued hotels. We recognized a gain, net of tax, of approximately $139 million and $390 million for year-to-date 2007 and 2006, respectively, on the disposition of these hotels. In the third quarter of 2006, we recognized a gain, net of tax, of approximately $5 million on the disposition of hotels.

Net Income. The year-to-date decrease in net income and earnings per diluted share was primarily the result of the significant difference in the amount of gains recognized on the sale of properties between 2006 and 2007, described above. The decrease in gains on dispositions was partially offset by the increase in net income from continuing operations due to the growth in RevPAR and improvements in operating margins and the results of operations from the properties acquired from Starwood for year-to-date 2007 compared to the period from the date of acquisition in April 2006 through quarter end.

Liquidity and Capital Resources

Cash Requirements

Host uses cash primarily for acquisitions, capital expenditures, debt payment and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. Funds used by Host to make these distributions are provided by Host LP. We depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances. As of September 7, 2007, we had $559 million of cash and cash equivalents, which was an increase of $195 million from December 31, 2006. During the fourth quarter of 2007, we used a portion of the cash balance to prepay mortgage debt of $190 million. Excluding amounts necessary for working capital, we intend to use the remaining available funds over time to further invest in our portfolio, acquire new properties or make further debt repayments. We also have $600 million under our credit facility. We believe we have ample liquidity and access to capital markets to take advantage of acquisition opportunities which may arise, continue our capital expenditures program, deal with our near term maturities and to withstand an unanticipated decline in the cash flow from our business.

Debt Transactions. For year-to-date 2007, we issued approximately $1.0 billion of debt, including $600 million of 2 5/8% Exchangeable Senior Debentures, as well as $434 million of mortgage debt. During the third quarter, there were no debt issuances or prepayments. Subsequent to the end of the quarter, on October 11, 2007, we repaid a $190 million mortgage secured by four hotels. See the table of significant financing transactions in “Cash Provided by (Used in) Financing Activities.” In addition to the above financing activities, approximately $8 million of principal amortization will be paid over the remainder of 2007.

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

Acquisitions and Dispositions. For the year-to-date period ended September 7, 2007, we sold seven properties for total proceeds of approximately $333 million and a gain of approximately $139 million. During the third quarter, we did not acquire or sell any properties. We expect to complete the sale of an additional $200 million to $400 million of hotels in the fourth quarter; however, some of these sales may not close until the first quarter of 2008.

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

During 2007, we have been renovating over 10,000 rooms and approximately 800,000 square feet of meeting space. For the first three quarters of 2007, our renewal and replacement capital expenditures were approximately

$161 million. We expect total renewal and replacement capital expenditures for 2007 to range from $285 million to $300 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixtures and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $206 million on repositioning/ROI projects for year-to-date 2007. These projects include the construction of the 105,000 square foot exhibit hall at the Orlando World Center Marriott, which will open in October 2007, and several significant projects at the Atlanta Marriott Marquis, including the construction of new, re-concepted food and beverage facilities, renovation of all existing break-out space and the construction of a new 26,000 square foot ballroom, which is scheduled to be completed by the third quarter of 2008. Additionally, we have recently opened a new 37,000 square foot spa and renovated the lobby at the J.W. Marriott, Desert Springs Resort. We expect total repositioning/ROI expenditures for 2007 to range from $315 million to $325 million.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital market transactions. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for year-to-date 2007 increased $60 million to $666 million from $606 million for year-to-date 2006, due primarily to the growth in RevPAR and improvements in operating margins and the results of operations from the properties acquired from Starwood for year-to-date 2007 compared to the period from the date of acquisition on April 10, 2006 through September 8, 2006.

Cash Used in Investing Activities. Approximately $44 million of cash was used in investing activities for year-to-date 2007. This included approximately $335 million of net proceeds from the sales of seven properties and excess land in 2007, primarily offset by capital expenditures of $367 million. The following table summarizes the significant investing activities that have been completed since the beginning of 2007 (in millions):

Transaction Date	Description of Transaction	(Investment)/ Sales Price
August	Deposit on building adjacent to Swissôtel, Chicago	$(22)
August	Sale of excess land	5
August	Investment in European Joint Venture	(12)
February	Acquisition of the Atlanta Marriott Perimeter Center ground lease	(15)
February	Sale of Miami Airport Marriott	57
February	Sale of Raleigh Marriott Crabtree Valley	48
February	Sale of Fairview Park Marriott	109
January	Sale of Sheraton Milwaukee Brookfield	28
January	Sale of Sheraton Providence	10
January	Sale of Capitol Hill Suites	39
January	Sale of Marriott Mountain Shadows Resort & Golf Club	42

Cash Provided by (Used In) Financing Activities. Approximately $427 million of cash was used in financing activities during 2007. We issued approximately $1 billion of debt for year-to-date 2007. Cash used in financing activities for the year-to-date consisted of debt prepayments of approximately $825 million and scheduled principal repayments of $29 million. Year-to-date 2007, we also repaid the $250 million outstanding balance under our credit facility and paid dividends on our common and preferred stock of $347 million, an increase of $144 million from year-to-date 2006. The following table summarizes the significant financing transactions, including activity subsequent to the end of the quarter (in millions):

Transaction Date	Description of Transaction	Transaction Amount
October	Repayment of New Orleans Marriott, San Antonio Marriott Rivercenter, San Ramon Marriott and Santa Clara Marriott mortgages with an interest rate of 8.22%	$(190)
June	Repayment of 9.375% Senior Notes	(6)
May	Defeasance of 7.61% CMBS Loan	(514)
April	Prepayment of the Philadelphia Marriott Convention Center mortgages with a weighted average interest rate of 8.52%	(96)
April	Prepayment of the 8.41% Four Seasons Hotel, Atlanta mortgage	(33)
March	Proceeds from the issuance of 2 5/8% Exchangeable Senior Debentures due 2027	589
March	Prepayment of the 7.42% mortgage on the JW Marriott, Washington, D.C. (1)	(88)
March	Proceeds from the issuance of the 5.53% mortgage loan secured by the Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa	298
March	Repayment of the Credit Facility	(175)
February	Proceeds from the 5.55% Harbor Beach Marriott Resort & Spa mortgage refinancing	133
February	Repayment of the 8.58% Harbor Beach Marriott Resort & Spa mortgage	(88)
January	Repayment of the Credit Facility	(75)

(1)	The JW Marriott, Washington, D.C. had a floating interest rate of LIBOR plus 210 basis points. The interest rate shown reflects the rate as of the date of the transaction.

Debt

As of September 7, 2007, our total debt was $5.8 billion. The weighted average interest rate of our debt was approximately 6.1% versus 6.8% at December 31, 2006 and the weighted average maturity was 6.0 years. Additionally, all of our outstanding debt has a fixed interest rate.

As of September 7, 2007 and December 31, 2006, our debt was comprised of (in millions):

	September 7, 2007	December 31, 2006
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	347	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	496
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	495	495
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	592	—
Senior notes, with an average rate of 10.0% and 9.7% at September 7, 2007 and December 31, 2006, respectively, due May 2012	7	13

Total senior notes	4,113	3,526
Mortgage debt secured by $2.4 billion of real estate assets, with an average interest rate of 6.8% at September 7, 2007 and 7.5% at December 31, 2006 respectively	1,612	2,014
Credit facility	—	250
Other	88	88

Total debt	$5,813	$5,878

Aggregate debt maturities at September 7, 2007 are as follows (in millions):

Fourth quarter 2007	$8
Calendar year 2008	269
Calendar year 2009	328
Calendar year 2010	521
Calendar year 2011	144
Calendar year 2012	979
Thereafter (1)	3,580

5,829
Discount on senior notes	(19)
Capital lease obligations	3

$5,813

(1)	On October 11, 2007, we repaid a $190 million mortgage secured by four hotels with an interest rate of 8.22% that was scheduled to mature in 2017. As a result, we currently have 16 assets that are encumbered by mortgage debt.

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

$500 million Exchangeable Senior Debentures. On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The 2004 Debentures are currently exchangeable into shares of Host’s common stock at an exchange rate of 59.0142 shares for each $1,000 of principal amount of the 2004 Debentures, or a total of approximately 29.5 million shares (which is equivalent to an exchange price of $16.95 per share). The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures rather than receive the cash redemption price. The 2004 Debentures will remain exchangeable until January 15, 2008 (the last day of the current exchange period) and will continue to be exchangeable after January 15, 2008 if the trading price of Host common stock continues to exceed 120% of the exchange price, or if other conditions for exchange are satisfied.

Proposed FASB Staff Position APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”

The FASB recently proposed FASB staff position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-a”). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our 2007 and 2004 Debentures (“Exchangeable Debentures”) are within the scope of FSP 14-a; therefore, we would be required to record the debt portions of our Exchangeable Debentures at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. Applying FSP 14-a to our 2007 Debentures would decrease our diluted earnings per share and our FFO per diluted share by approximately $.02 in 2007. As the dilutive effect of the 2004 Debentures is currently included in our earnings per share and FFO per share calculations through the use of the “if-converted” method of calculating these measures, we do not anticipate that the FSP 14-a will change the per share effect of the 2004 Debentures. As currently proposed, this FSP 14-a will be effective for financial statements issued for fiscal years beginning after December 15, 2007 and will be applied retrospectively to all periods presented. Therefore, if adopted as proposed, these changes would be reflected in our financial statements beginning with the first quarter of 2008.

Dividend Policy

Host is required to distribute to stockholders at least 90% of its annual taxable income, excluding net capital gains, in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of October 10, 2007, Host is the owner of substantially all of the preferred OP units and approximately 97% of the common OP units. The remaining common OP units are held by various third-party limited partners.

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

On September 17, 2007, our Board of Directors declared a cash dividend of $0.20 per share on our common stock. The dividend was paid on October 15, 2007 to stockholders of record as of September 30, 2007. The amount of any future common dividend will be determined by our Board of Directors.

On September 17, 2007, our Board of Directors also declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on October 15, 2007 to stockholders of record as of September 30, 2007.

Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 121 hotels that we owned on September 7, 2007, 94 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 7, 2007 are excluded from comparable hotel results for these periods:

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

In addition to comparable hotel RevPAR, we also have presented Comparable Hotel plus the Starwood portfolio RevPAR. This represents our comparable hotels (described above) plus the 24 hotels acquired from Starwood on April 10, 2006 that we own as of September 7, 2007. Accordingly, we have included the results of the Starwood portfolio for periods prior to our ownership in 2006 in the determination of the comparable hotel plus Starwood portfolio RevPAR. As properties managed by Starwood report results on a monthly basis, the third quarter RevPAR reflects the results of these hotels for June through August consistent with our treatment of reporting periods discussed in our most recent Annual Report of Form 10-K. Given the significance of the Starwood portfolio to our operating results, we believe this supplemental presentation provides useful information to investors.

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

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended
	September 7, 2007			September 8, 2006
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common stockholders	$95	522.3	$.18	$38	520.5	$.07
Adjustments:
Gain on dispositions, net of taxes	—	—	—	(5)	—	(.01)
Gain on insurance settlements (a)	(6)	—	(.01)	—	—	—
Amortization of deferred gains, net of taxes	(3)	—	(.01)	(1)	—	—
Depreciation and amortization	120	—	.23	119	—	.23
Partnership adjustments	7	—	.01	2	—	—
FFO of minority partners of Host LP(b)	(7)	—	(.01)	(5)	—	(.01)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	0.8	—	—	1.8	—
Assuming conversion of 2004 Exchangeable Senior Debentures	4	29.5	(.01)	4	28.5	—

FFO per diluted share (c)(d)	$210	552.6	$.38	$152	550.8	$.28

	Year-to-Date ended
	September 7, 2007			September 8, 2006
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common stockholders	$427	522.0	$.82	$524	464.1	$1.13
Adjustments:
Gain on dispositions, net of taxes	(139)	—	(.27)	(390)	—	(.84)
Gain on insurance settlements (a)	(6)	—	(.01)	—	—	—
Amortization of deferred gains, net of taxes	(5)	—	(.01)	(3)	—	(.01)
Depreciation and amortization	354	—	.68	314	—	.68
Partnership adjustments	20	—	.04	24	—	.05
FFO of minority partners of Host LP(b)	(22)	—	(.04)	(18)	—	(.04)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	0.9	—	—	1.8	—
Assuming conversion of 2004 Exchangeable Senior Debentures	13	29.5	(.05)	13	28.5	(.03)
Assuming conversion of Convertible Subordinated Debentures	—	—	—	2	2.7	—

FFO per diluted share(c)(d)	$642	552.4	$1.16	$466	497.1	$.94

(a)	Represents the gain during the period from the settlement of property insurance claims, including the gains that are included in discontinued operations related to hotels that we have sold.
(b)	Represents FFO attributable to the minority interests in Host LP.
(c)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(d)	The following table presents significant transactions affecting earnings per share and FFO per diluted share for all periods presented (in millions, except per share amounts):

Schedule of Significant Transactions Affecting Earnings per Share

and Funds From Operations per Diluted Share

	Quarter ended
	September 7, 2007		September 8, 2006
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Non-recurring Starwood acquisition costs (1)	$—	$—	$(4)	$(4)
Gain on hotel dispositions, net of taxes	—	—	5	—

Total	$—	$—	$1	$(4)

Diluted shares	—	—	524.6	550.8
Per diluted share	$—	$—	$—	$—

	Year-to-Date ended
	September 7, 2007		September 8, 2006
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Non-recurring Starwood acquisition costs (1)	$—	$—	$(17)	$(17)
Senior note redemptions and debt prepayments (2)	(46)	(46)	(4)	(4)
Preferred stock redemptions (3)	—	—	(8)	(8)
Gain on hotel dispositions, net of taxes	139	—	390	—
Minority interest income (expense) (4)	(3)	2	(14)	1

Total	$90	$(44)	$347	$(28)

Diluted shares	553.6	552.4	465.9	497.1
Per diluted share	$.16	$(.08)	$.74	$(.05)

(1)	Represents non-recurring costs incurred in conjunction with the acquisition of the Starwood portfolio that are required to be expensed under GAAP, including start-up costs, bridge loan fees and expenses and the Company’s portion of a foreign currency hedge loss by the European joint venture as the venture hedged a portion of its initial investment for the acquisition of its six European hotels.
(2)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with debt prepayments or refinancings during certain periods presented.
(3)	Represents the original issuance costs of $6 million and the incremental dividends of $2 million during the redemption notice period associated with the redemption of the Class C preferred stock in the second quarter of 2006.
(4)	Represents the portion of the significant transactions attributable to minority partners in Host LP.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
Number of hotels	94	94	94	94
Number of rooms	47,801	47,801	47,801	47,801
Percent change in Comparable Hotel RevPAR	6.7%		6.1%

Comparable hotel sales
Room	$581	$545	$1,730	$1,631
Food and beverage (c)	249	237	851	818
Other	64	59	189	176

Comparable hotel sales (b)	894	841	2,770	2,625

Comparable hotel expenses
Room	140	133	406	388
Food and beverage (e)	199	194	623	609
Other	37	36	107	104
Management fees, ground rent and other costs	295	280	876	824

Comparable hotel expenses (d)	671	643	2,012	1,925

Comparable hotel adjusted operating profit	223	198	758	700
Non-comparable hotel results, net (f)	70	61	224	129
Office buildings and limited service properties, net (g)	—	(1)	(1)	(2)
Depreciation and amortization	(119)	(116)	(354)	(307)
Corporate and other expenses	(14)	(21)	(49)	(62)
Gain on property insurance settlements	5	—	5	—

Operating profit	$165	$121	$583	$458

(a)	The reporting period for our comparable operating statistics for the third quarter of 2007 is from June 16, 2007 to September 7, 2007 and for the third quarter of 2006 is from June 17, 2006 to September 8, 2006. The reporting period for year-to-date 2007 is from December 30, 2006 to September 7, 2007 and for year-to-date 2006 is from December 31, 2005 to September 8, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.

(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
Revenues per the consolidated statements of operations	$1,206	$1,110	$3,634	$3,116
Non-comparable hotel sales	(303)	(262)	(859)	(481)
Hotel sales for the property for which we record rental income, net	10	11	37	37
Rental income for office buildings and select service hotels	(19)	(18)	(56)	(54)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	14	7

Comparable hotel sales	$894	$841	$2,770	$2,625

(c)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
Food and beverage sales per the consolidated statements of operations	$325	$298	$1,077	$925
Non-comparable food and beverage sales	(80)	(66)	(250)	(129)
Food and beverage sales for the property for which we record rental income	4	5	20	20
Adjustment for food and beverage sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	4	2

Comparable food and beverage sales	$249	$237	$851	$818

(d)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
Operating costs and expenses per the consolidated statements of operations	$1,041	$989	$3,051	$2,658
Non-comparable hotel expenses	(232)	(199)	(632)	(351)
Hotel expenses for the property for which we record rental income	9	9	38	38
Rent expense for office buildings and select service hotels	(19)	(19)	(57)	(56)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	10	5
Depreciation and amortization	(119)	(116)	(354)	(307)
Corporate and other expenses	(14)	(21)	(49)	(62)
Gain on property insurance settlements	5	—	5	—

Comparable hotel expenses	$671	$643	$2,012	$1,925

(e)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended		Year-to-Date ended
	September 7, 2007	September 8, 2006	September 7, 2007	September 8, 2006
Food and beverage expenses per the consolidated statements of operations	$262	$244	$796	$694
Non-comparable food and beverage expense	(66)	(54)	(188)	(99)
Food and beverage expenses for the property for which we record rental income	3	4	12	12
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	3	2

Comparable food and beverage expenses	$199	$194	$623	$609

(f)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
June 16, 2007 -			$—	—	—
July 15, 2007	2,084	*
July 16, 2007 -			$—	—	—
August 15, 2007	—
August 16, 2007 -
September 7, 2007	—		$—	—	—

Total	2,084	*	$—

* Reflects shares of restricted common stock forfeited for failure to meet vesting criteria.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

October 15, 2007	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller