Form 10-K
period 2007-12-31
HOST HOTELS & RESORTS, INC.
filed 2008-02-26
CIK 1070750

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2007	Commission file number 001-14625

HOST HOTELS & RESORTS, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	53-0085950
(State of Incorporation)	(I.R.S. Employer Identification Number)
6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value (523,536,646 shares outstanding as of February 25, 2008) and Purchase share rights for Series A Junior Participating Preferred Stock, $.01 par value	New York Stock Exchange
Class E Preferred Stock, $.01 par value (4,034,400 shares outstanding as of February 25, 2008)	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒                Accelerated Filer  ☐                    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 15, 2007 (based on the closing sale price as reported on the New York Stock Exchange on June 15, 2007) was approximately $11,992,638,290.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 14, 2008 are incorporated by reference into Part III of this Form 10-K.

Host Hotels & Resorts, Inc.

i

Item 1.	Business

Host Hotels & Resorts, Inc. is a Maryland corporation that operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership, of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 97% of the partnership interests. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host LP” to refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries), in cases where it is important to distinguish between Host and Host LP.

As of February 25, 2008, our lodging portfolio consisted of 119 luxury and upper upscale hotels containing approximately 63,900 rooms. Our portfolio is geographically diverse with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile. Additionally, we own a 32.1% interest in a European joint venture that owns ten luxury and upper-upscale hotels located in Italy, Spain, Poland, Belgium and the United Kingdom with approximately 3,200 rooms.

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

Additionally, at the Investor Relations section of our website, we have a Corporate Governance page that includes, among other things, copies of our Bylaws, our Code of Business Conduct and Ethics and Conflicts of Interest Policy for directors, our Code of Business Conduct and Ethics for employees, our Corporate Governance Guidelines and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of our Bylaws and these charters and policies are also available in print to stockholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

•

Owners—own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties may also be operated as an independent hotel (unaffiliated with any brand) by an independent hotel manager. Host operates as an owner of lodging properties.

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

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations. Between 2003 and 2007, broad growth in the economy led to increases in demand. By contrast, slower economic growth and lower levels of capital investment typically slow the rate of demand growth for the lodging industry. We believe demand growth will be weaker in 2008, consistent with the predicted decline in the growth rate of the U.S. economy.

Lodging supply growth is generally driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth is also influenced by a number of additional factors including availability of capital, interest rates, construction costs and unique market considerations. Additionally, the relatively long lead-time required to complete the development of hotels, while making supply growth relatively easier to forecast than demand growth, increases the volatility of the cyclical behavior of the lodging industry. As a result, at different points in the cycle, demand and supply may increase or decrease in a dissimilar manner such that demand may increase when there is no new supply or supply may grow when demand is declining. As lodging demand has strengthened, there has been an increase in the pace of new hotel construction from its cyclical lows. However, the majority of new projects scheduled for completion in the near-term are concentrated in the mid-scale and economy segments, are outside of major urban markets, and generally have less than 200 rooms. Therefore, we do not expect most of the new hotel supply to directly compete with our core portfolio. We also believe the timing of certain of these projects may be affected by increased building costs and the availability of financing, which may dampen the pace of new supply development beyond 2008.

Revenue per available room (RevPAR) is an operational measure commonly used in the hotel industry to evaluate hotel performance. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues. The charts below detail the supply, demand and RevPAR growth for the U.S. lodging industry and for the luxury and upper upscale segment for 2003 to 2007 based on data provided by Smith Travel Research.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary business objective is to provide superior total returns to our stockholders through a combination of appreciation in asset values and growth in earnings and dividends. To achieve this objective we seek to:

•	maximize the value of our existing portfolio through aggressive asset management, as described further below;

•	acquire luxury and upper upscale hotels operated by leading management companies that are generally located in urban and resort/convention destinations;

•	maintain a capital structure and liquidity profile that has an appropriate balance of debt and equity and provides us with a lower cost of capital than many of our competitors;

•	diversify our portfolio holdings and revenue sources by creating investment funds and joint ventures; and

•	dispose of non-core assets, including older hotels that are at a competitive risk or hotels that are located in slower-growth markets.

Asset Management.    As the largest REIT owner of luxury and upper upscale properties in the U.S., we are in a unique position to work with the managers of our hotels to increase revenues while minimizing operating costs. The size and composition of our portfolio and our affiliation with most of the leading operators and brands in the industry allow us to benchmark similar hotels and identify best practices, value enhancement opportunities and efficiencies that can be communicated to our managers. We continue to evaluate key performance indicators to ensure an appropriate level of assistance is provided to our managers to maximize opportunities at each asset. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

Another key component of our asset management strategy is our capital expenditure programs. These programs are designed to increase profitability by maximizing the value of our portfolio and maintaining our high standards for product quality, as well as those of our managers. We also continually explore opportunities to utilize our properties, or a portion of our properties, for more valuable or profitable purposes. Our asset management and design and construction departments review potential capital improvements to ensure that each of our properties is in high quality physical condition, highly competitive in the market and consistent with brand standards on a continuing basis. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, return on investment (or “ROI”)/repositioning capital expenditures and value enhancement projects.

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

ROI/repositioning capital expenditures.    In addition, we pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. In certain instances, these

ROI/repositioning projects have coincided with the timing of regular maintenance cycles at the properties where we have used the opportunity to significantly improve and upgrade the hotel. These projects are also designed to take advantage of changing market conditions and the favorable location of our properties. Examples of these projects include the completion of the 105,000 square foot exhibit hall at the Orlando World Center Marriott, which opened in October 2007, and several significant projects at the Atlanta Marriott Marquis, including the construction of new food and beverage facilities, renovation of all existing break-out space and the construction of a new 26,000 square foot ballroom.

Value enhancement projects.    We also will continue to seek opportunities to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land. For example, we expect to begin the development of approximately 130 timeshare units on a beachfront parking lot at the Hyatt Regency Maui Resort and Spa during 2008. We also sold the Marriott Mountain Shadows Resort, which had been closed since the fourth quarter of 2004, for $42 million in January 2007. As these projects typically require approvals from state or local regulatory agencies or other third parties, it can be difficult to predict the timing of these projects or whether we will be able to achieve our value enhancement objectives.

Acquisitions.    Our acquisition strategy focuses on luxury and upper upscale hotels both domestically and internationally. While recent acquisition opportunities have been limited, we continue to evaluate potential opportunities to acquire these hotels at attractive multiples of cash flow and at discounts to replacement cost. Our acquisition strategy continues to focus on:

•	properties with locations in markets with high barriers to entry for prospective competitors;

•	properties operated under premium brand names;

•	larger hotels that are consistent with our portfolio objectives and that may require investment on a scale that limits the number of potential buyers;

•	properties that further diversify our portfolio, both domestically and internationally; and

•	acquisitions through various structures, including transactions involving portfolios or single asset transactions.

Over the last five years, we have acquired 35 properties, including a portfolio of 25 domestic and three international properties from Starwood Hotels & Resorts Worldwide, Inc., (“Starwood”) on April 10, 2006 (collectively, the “Starwood Portfolio”). We have also purchased properties through our European joint venture that was formed in 2006 and now owns 10 hotels in five countries. Domestically, we did not complete any acquisitions during 2007 due to several factors. During the first half of the year, increased demand for premium assets (particularly from private equity funds and other buyers as a result of the availability of favorable debt financing) and continued strong lodging fundamentals caused significant upward pressure on asset prices. However, as the credit markets weakened in the second half of the year, favorable debt financing was not available and few luxury and upper-upscale hotels were marketed to be sold. We continue to focus on asset purchases internationally through our European joint venture. For instance, our European joint venture in which we hold a 32.1% interest, purchased the 262-room Renaissance Brussels Hotel, the 218-room Brussels Marriott and the 57-unit Marriott Executive Apartments in July 2007.

Capital structure and liquidity profile.    We continually evaluate our capital structure and liquidity profile in order to maintain an appropriate balance of debt and equity in order to weather softer periods of lodging demand which may arise due to the inherent volatility of the industry while maintaining the flexibility to take advantage of opportunities which may arise. Specifically, we seek to maintain sufficient margins to operate our business under the financial covenants in our senior notes indenture and a balanced debt maturity schedule. Additionally, as a REIT, we are required to distribute 90% of our taxable income to our stockholders, and, as a result, generally must rely on external sources of capital to finance our growth. Therefore, we will use a variety of debt and equity vehicles to fund our external growth including senior notes and mortgage debt, convertible debentures, common and preferred stock offerings, issuances of Host LP partnership units and joint ventures/limited partnerships to best take advantage of the prevailing market conditions.

Joint Ventures.    We expect to continue to utilize joint ventures to finance external growth. We believe joint ventures provide a significant means to access external capital and spread the inherent risk of hotel ownership to all of the partners, while still providing significant opportunities for positive returns on investment for our stockholders. We are focusing our investment efforts on joint ventures in international markets, such as in Europe, Asia and Latin America, which will also help to diversify our exposure to market risk. Generally, we intend to earn a promoted interest, as well act as the asset manager of the properties, for which we will receive an asset management fee.

Dispositions.    Similarly, we have taken advantage of market conditions to sell 38 hotels at favorable prices over the past five years, including nine properties sold in 2007. However, the ability of prospective purchasers to obtain acquisition financing has recently been adversely affected by uncertainty in the financial markets caused by disruption to the subprime mortgage markets. Proceeds from dispositions have been, or will be, used to repay debt, fund acquisitions, fund ROI and repositioning projects, or for general corporate purposes. Generally, the properties that we dispose of are non-core hotels that are located in secondary and tertiary markets where we believe the potential for growth is lower. We will also dispose of core assets, such as the 2006 sale of our Fort Lauderdale Marina Marriott and the Swissôtel, The Drake, New York, when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives.

Operating Structure

Host is a self-managed and self-administered real estate investment trust (REIT). Host operates through an umbrella partnership REIT structure in which substantially all of its properties and assets are held by Host LP, of which Host is the sole general partner and holds approximately 97% of the outstanding partnership interests with the remaining 3% of the partnership interests held by third parties. Each unit of the partnership interests in Host LP owned by holders other than Host is redeemable at the option of the holder for an amount of cash equal to the market value of one share of Host common stock. Host has the right, however, to acquire any unit of Host LP partnership interest offered for redemption directly from the holder in exchange for one share of Host common stock, instead of Host LP redeeming such partnership interest for cash. When distinguishing between Host and Host LP, the primary difference is the approximately 3% of the operating partnership interests of Host LP not held by us as of February 25, 2008.

Our operating structure is as follows:

Because Host is a REIT, certain tax laws limit the amount of “non-qualifying” income that Host can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. The lessees and our taxable REIT subsidiaries enter into agreements with third parties to manage the operations of the hotels. TRS subsidiaries may also hold assets engaging in other activities that produce non-qualifying income such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotel’s net operating cash flow and the aggregate rents paid to Host LP is retained by the TRS as taxable income. Accordingly, the net effect of the TRS leases is that, while as a REIT Host is generally exempt from federal income tax to the extent that we meet specific distribution requirements, among other REIT requirements, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Hotel Properties

Overview.    Our lodging portfolio primarily consists of 119 luxury and upper upscale hotels containing approximately 63,900 rooms as of February 25, 2008. Our portfolio is geographically diverse, with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile. Our locations include central business districts of major cities, near airports and resort/convention destinations that, because of their locations, typically benefit from barriers to entry by competitors. Forty-four of our hotels, which represent over 64% of our hotel revenues, have more than 500 rooms. Our properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. The average age of our properties is 25 years, although most of the properties have benefited from substantial renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

The following chart details our hotel portfolio by brand as of February 25, 2008:

Brand	Number of Hotels	Rooms	Percentage of Revenues(1)
Marriott	69	39,080	56%
Sheraton	11	7,125	10
Westin	11	5,698	9
Ritz-Carlton	9	3,369	9
Hyatt	7	4,352	8
W	2	1,114	3
Fairmont	1	450	2
Four Seasons	2	608	1
Hilton/Embassy Suites	2	678	1
Swissôtel	1	632	1
Other	4	834	—

	119	63,940	100%

(1)	Percentage of revenues is based on 2007 revenues. No individual property contributed more than 7% of total revenues in 2007.

Hotel Properties.    The following table sets forth the location and number of rooms of our 119 hotels as of February 25, 2008.

Location	Rooms
Arizona
Scottsdale Marriott Suites Old Town	251
Scottsdale Marriott at McDowell Mountains	270
The Ritz-Carlton, Phoenix	281
The Westin Kierland Resort & Spa	732
California
Coronado Island Marriott Resort(1)	300
Costa Mesa Marriott Suites	253
Desert Springs, a JW Marriott Resort, Palm Desert	884
Hyatt Regency, San Francisco Airport	789
Manhattan Beach Marriott(1)	385
Marina del Rey Marriott(1)	370
Newport Beach Marriott Hotel & Spa	532
Newport Beach Marriott Bayview	254
Host Airport Hotel Sacramento(1)	89
San Diego Marriott Hotel and Marina(1)(2)	1,362
San Diego Marriott Mission Valley	350
San Francisco Airport Marriott	685
San Francisco Marriott Fisherman’s Wharf	285
San Francisco Marriott(1)	1,498
San Ramon Marriott(1)	368
Santa Clara Marriott(1)	755
Sheraton San Diego Hotel & Marina(1)	1,044
The Ritz-Carlton, Marina del Rey(1)	304
The Ritz-Carlton, San Francisco	336
The Westin Los Angeles(1)	740
The Westin Mission Hills	512
The Westin South Coast Plaza(3)	390
Colorado
Denver Marriott Tech Center	628
Denver Marriott West(1)	305
Four Points by Sheraton Denver Southeast(1)	475
The Westin Tabor Center	430
Connecticut
Hartford Marriott Rocky Hill(1)	251
Sheraton Stamford	448
Florida
Sheraton Suites Tampa	259
Harbor Beach Marriott Resort and Spa(1)(2)	637
Hilton Singer Island Oceanfront Resort	223

Location	Rooms
Florida (continued)
Miami Marriott Biscayne Bay(1)	601
Orlando World Center Marriott Resort and Convention Center	2,000
Tampa Airport Marriott(1)	296
Tampa Marriott Waterside Hotel and Marina	717
The Ritz-Carlton, Amelia Island	444
The Ritz-Carlton, Naples	450
The Ritz-Carlton Golf Resort, Naples	295
Georgia
Atlanta Marriott Marquis	1,663
Atlanta Marriott Suites Midtown(1)	254
Atlanta Marriott Perimeter Center	400
Four Seasons Hotel, Atlanta	244
Grand Hyatt Atlanta in Buckhead	438
JW Marriott Hotel Buckhead	371
The Ritz-Carlton, Buckhead	553
The Westin Buckhead Atlanta	365
Hawaii
Hyatt Regency Maui Resort and Spa	806
The Fairmont Kea Lani, Maui	450
Illinois
Chicago Marriott Suites Downers Grove	254
Courtyard Chicago Downtown	337
Chicago Marriott O’Hare	681
Chicago Marriott Suites O’Hare	256
Embassy Suites Chicago Hotel, Downtown/Lakefront	455
Swissôtel, Chicago	632
Indiana
Sheraton Indianapolis(1)	560
South Bend Marriott	298
The Westin Indianapolis	573
Louisiana
New Orleans Marriott	1,329
Maryland
Gaithersburg Marriott Washingtonian Center	284
Massachusetts
Boston Marriott Copley Place(1)	1,139
Boston Marriott Newton	430
Hyatt Regency Boston	498
Hyatt Regency Cambridge, Overlooking Boston	469
Sheraton Boston	1,216
Sheraton Braintree	374
Sheraton Needham	247
The Westin Waltham-Boston	346

Location	Rooms
Michigan
The Ritz-Carlton, Dearborn	308
Minnesota
Minneapolis Marriott City Center(1)	583
Missouri
Kansas City Airport Marriott(1)	382
New Hampshire
Courtyard Nashua	245
New Jersey
Hanover Marriott	353
Newark Liberty International Airport Marriott(1)	591
Park Ridge Marriott(1)	289
Sheraton Parsippany	370
New York
New York Marriott Downtown	498
New York Marriott Marquis Times Square(1)	1,949
Sheraton New York Hotel and Towers	1,752
W New York	688
North Carolina
Greensboro-Highpoint Marriott Airport(1)	299
Ohio
Dayton Marriott	399
The Westin Cincinnati(1)	456
Oregon
Portland Marriott Downtown Waterfront	503
Pennsylvania
Four Seasons Hotel, Philadelphia	364
Philadelphia Airport Marriott(1)	419
Philadelphia Marriott Downtown(2)	1,408
Tennessee
Memphis Marriott Downtown	600
Texas
Dallas/Addison Marriott Quorum by the Galleria	548
Houston Airport Marriott(1)	565
Houston Marriott Medical Center(1)	386

Location	Rooms
Texas (continued)
JW Marriott Hotel on Westheimer by the Galleria	514
San Antonio Marriott Rivercenter(1)	1,001
San Antonio Marriott Riverwalk(1)	512
St. Regis Hotel, Houston	232
Virginia
Hyatt Regency Reston	518
Key Bridge Marriott(1)	582
Residence Inn Arlington Pentagon City	299
The Ritz-Carlton, Tysons Corner(1)	398
Washington Dulles Airport Marriott(1)	368
Washington Dulles Marriott Suites	253
Westfields Marriott Washington Dulles	336
Washington
Seattle Marriott SeaTac Airport	459
The Westin Seattle	891
W Seattle	426
Washington, D.C.
Hyatt Regency Washington on Capitol Hill	834
JW Marriott Hotel, Washington, D.C.	772
Marriott at Metro Center	456
The Westin Grand	263
Canada
Calgary Marriott	384
Toronto Delta Meadowvale Resort and Conference Center	374
Toronto Marriott Airport (2)	424
Toronto Marriott Downtown Eaton Center(1)	459
Chile
San Cristobal Tower, a Luxury Collection Hotel, Santiago	139
Sheraton Santiago Convention Center	379
Mexico
JW Marriott Hotel, Mexico City(2)	312

Total	63,940

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	These properties are not wholly owned.
(3)	The land, building and improvements are leased from a third party under a long-term lease agreement.

Competition

The lodging industry is highly competitive. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is generally viewed as consisting of six different groupings, each of which caters to a discreet set of customer taste and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban and resort markets either as luxury properties, under such brand names as Ritz-Carlton®, Fairmont®, Four Seasons®, The Luxury Collection®, St. Regis® and W® or as upper upscale properties, under such brand names as Marriott®, Hyatt®, Westin®, Hilton®, Sheraton®, Swissôtel® and Delta®. (1) Our hotels compete with other hotels operated under brands in these groupings, as well as with the upscale or other lower-tier groupings of hotels in certain locations.

We believe our properties enjoy competitive advantages associated with the hotel brands under which they operate. The international marketing programs and reservation systems of these brands, combined with the strong management systems and expertise they provide, should enable our properties to perform favorably in terms of both occupancy and room rates. In addition, repeat guest business is enhanced by guest reward or guest recognition programs offered by most of these brands. Nevertheless, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets. As a result, our hotels in a given market often compete with other hotels that our managers may own, invest in, manage or franchise.

In addition to the competition related to our current portfolio, we compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities both domestically and internationally as we attempt to position our portfolio to take best advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues in the fourth quarter typically reflect 16 weeks of results compared to 12 weeks for each of the first three quarters of the fiscal year for our Marriott-managed hotels. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged approximately 20%, 25%, 22% and 33% for the first, second, third and fourth quarters.

Other Real Estate Investments

In addition to our hotels, we have minority partner interests in other real estate investments. We manage these investments and conduct business through a combination of general and limited partnership and limited liability company interests. All of the debt of these entities is non-recourse to us and our subsidiaries, and the entities are not consolidated in our financial statements.

European Joint Venture

We currently own a 32.1% limited and general partnership interest in a joint venture in Europe (“European joint venture”) with Stichting Pensioenfonds ABP, a Dutch pension fund, and Jasmine Hotels Pte Ltd, an affiliate of GIC Real Estate Pte Ltd, the real estate investment company of the Government of Singapore Investment

(1)

This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

Corporation Pte Ltd. The initial term of the European joint venture is ten years subject to two one-year extensions with partner approval. Due to the ownership structure of the European joint venture and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European joint venture at any time, it is not consolidated in our financial statements.

As of February 25, 2008, the European joint venture owns the following ten hotels in five countries:

Hotel	City	Country	Rooms/Units
Hotel Arts Barcelona	Barcelona	Spain	482
The Westin Palace, Madrid	Madrid	Spain	468
The Westin Palace, Milan	Milan	Italy	228
The Westin Europa & Regina	Venice	Italy	185
Sheraton Roma Hotel & Conference Center	Rome	Italy	634
Sheraton Skyline Hotel & Conference Centre	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw	Poland	350
Renaissance Brussels Hotel(1)	Brussels	Belgium	262
Brussels Marriott Hotel(1)	Brussels	Belgium	218
Marriott Executive Apartments(1)	Brussels	Belgium	57

Total rooms			3,234

(1)	Acquired on July 20, 2007.

Other Investments

We currently own a 3.6% limited partner interest in CBM Joint Venture Limited Partnership, which owns 115 Courtyard by Marriott properties. We have the right to cause the partnership to redeem our limited partner interest under certain conditions between December 2007 and December 2009. Thereafter, the general partner of the partnership has the right to redeem our remaining interest.

We own a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties (the “HPT Properties”), which were sold to Hospitality Properties Trust, Inc. and leased back prior to 1997. In 1998, we subleased these 71 properties to a third party on similar terms with initial terms expiring between 2010 and 2012. The subleases are renewable at our option. Rent payable under the subleases is guaranteed by the subtenant up to a maximum of $30 million. At the expiration of these leases, the third party owners of these properties will return our initial security deposit of approximately $67 million plus additional security deposits of approximately $8 million.

We also have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton Golf Resort, Naples. For additional detail of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Investments in Affiliates” and Note 3 “Investments in Affiliates” and Note 7 “Leases” in the accompanying consolidated financial statements.

Foreign Operations

We currently own four properties in Canada, one in Mexico and two in Chile containing approximately 2,500 rooms. Approximately 3% of our revenues were attributed to foreign operations in each of 2007, 2006 and 2005.

Environmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-

containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for various environmental costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Operational Agreements

All but one of our hotels is managed by third parties pursuant to management agreements or operating and license agreements with our TRS subsidiaries (See “Operating Structure”). As of February 25, 2008, twenty-three of our hotels operated by Starwood, two of our hotels operated by Hilton Hotels Corporation and our San Francisco Marriott Fisherman’s Wharf are operated pursuant to operating and license agreements, while our remaining hotels are operated pursuant to management agreements. Under these agreements, the managers or operators generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. In addition, the manager or operator provides all managerial and other employees for the hotels, reviews the operation and maintenance of the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels, such as planning and policy services, financial planning, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. For the majority of our properties, we have approval rights over the budget, capital expenditures and other matters.

Management Agreements.    Our management agreements typically include the terms described below:

•

Term and fees for operational services.    The initial term of our management agreements generally is 15 to 20 years with one or more renewal terms. The manager receives compensation in the form of a base management fee which is calculated as a percentage (typically 3%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage (generally 20%) of operating profit after the owner has received a priority return on its investment in the hotel.

•

Chain services.    The management agreements require the managers to furnish chain services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group basis rather than at an individual hotel. Costs and expenses incurred in providing these services are generally allocated among all hotels managed by the manager or its affiliates that benefit from these services.

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

•

Furniture, fixtures and equipment replacements.    Under the management agreements, we are required to provide to the managers all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). The management agreements generally provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager into an escrow account in our name, to which the manager has access. However, for 63 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account that we control, subject to maintaining a minimum balance of the greater of $34.6 million, or 30% of total annual specified contributions, rather than escrowing funds at accounts at each hotel.

•

Building alterations, improvements and renewals.    The management agreements require the managers to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel which we review and approve based on their recommendations and our judgment. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition consistent with the manager’s brand standards. We generally have approval authority over such changes, alterations and improvements.

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

•

Termination on sale.    While most of our management agreements are not terminable prior to their full term in connection with the sale of hotels, we have negotiated rights with respect to 22 Marriott-branded hotels to terminate management agreements in connection with the sale of these hotels subject to certain limitations, and the payment of a termination fee with respect to three of these hotels. The remaining 19 Marriott-branded hotels may be sold free and clear of their existing management agreements without a termination fee, of which approximately 68% must maintain the Marriott brand affiliation.

•

Performance termination.    The majority of our management agreements provide for termination rights in the case of a manager’s prolonged failure to meet certain financial performance criteria, generally a set return on the owners’ investment. We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from the hotel manager, which could take the form of cash compensation or amendments to the management agreement. Similarly, the majority of our management agreements condition the manager’s right to renew pre-determined extension terms upon satisfaction of certain financial performance criteria.

Operating and License Agreements.    Our operating and license agreements with Starwood (the operator with which we have the vast majority of these agreements) typically include the terms described below:

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

•

Programs and services.    The licensor or operator provides certain system programs and services to all or substantially all of our Starwood hotels by brand in a licensed area. Such services include participation in reservation services and the marketing program as well as the Starwood Preferred Guest Program. In addition to these services, under the operating agreements, centralized operating services are furnished to hotels by brand on a system basis. Costs and expenses incurred in providing such system programs and services and centralized operating services under the license and operating agreements or other agreements are fairly allocated among all hotels in the applicable brand operated or licensed by Starwood or its affiliates.

•

Working capital and fixed asset supplies.    The operating agreements require us to maintain working capital funds for each hotel to fund the cost of certain fixed asset supplies and to meet the ongoing cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels. For 19 of our hotels, the working capital accounts which would otherwise be maintained by Starwood operators for each of such hotels are maintained on a pooled basis, with operators being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the operating agreements.

•

Furniture, fixtures and equipment replacements.    Under the operating and license agreements, we are required to provide all necessary furniture, fixtures and equipment for the operation of the hotels (including funding for any required furniture, fixtures and equipment replacements). To fund these items each month, the operator transfers into a reserve fund account an amount equal to 5% of the gross operating revenue of a hotel for the previous month. For 19 of our hotels, the periodic reserve fund contributions which would otherwise be deposited into reserve fund accounts maintained by operators for each hotel are distributed to us, and we are responsible for providing funding of expenditures which would otherwise be funded from the reserve funds for each of the subject hotels as such expenditures become necessary. In addition to routine capital expenditures, the reserve funds for the hotels may also be used for building capital improvements. Any approved reserve funding in excess of amounts available in the pooled reserve funds is funded by us and results in appropriate increases of owner’s investment and owner’s priority amounts. For 19 hotels, the amount of any such additional reserve funding will be allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all hotels for the most recent operating year. Any such additional reserve funding will result in corresponding increases in the owner’s investment and owner’s priority amounts with respect to each of such hotels.

•

Building alterations, improvements and renewals.    The operating agreements require the operators to prepare an annual operating plan that includes an estimate of the expenditures necessary for maintenance, repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, which plan and proposed expenditures we review and approve based on the operator’s recommendations and our judgment.

•

Territorial.    The operating agreements provide area restrictions for a period of either five or 10 years which limit the operator and its affiliates from owning, operating or licensing a hotel of the same brand in the area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a 10 mile radius from the hotel in other areas.

•

Sale of the hotel/other.    The license agreements limit our ability to sell, lease or otherwise transfer the hotels. Generally, the agreements require that the transferee assume the related operating agreement and meet specified other conditions, including the condition that the transferee not be a competitor of the licensor. The operating agreements provide for termination rights beginning in 2016 in the case of the operator’s failure to meet certain financial performance criteria. Generally, such rights arise in the event that the operator fails, for two consecutive years, to generate operating profit equal to or greater than a specified percentage of the owner’s investment in the hotel, and the RevPAR performance of the hotel falls below that of other competitive hotels in the market during such two-year period.

•

Termination on sale.    As of February 25, 2008, we have the right to terminate the operating agreements on 13 specified hotels upon the sale of those hotels. With respect to four hotels, we have the right to sell no more than three annually free and clear of their existing operating agreements without the payment of a termination fee. We have a limited right to terminate one license agreement annually with respect to all of those hotels. With respect to the remaining nine hotels, we have the right beginning in 2016 to sell 35% of the hotels (measured by EBITDA) free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

Employees

On February 25, 2008, we had 243 employees, including approximately 29 employees at the Sacramento Host Airport hotel, three at our London, England office and one at our Amsterdam, Netherlands office. Certain of our employees at the Sacramento Host Airport hotel are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. The Sacramento Host Airport Hotel is in the process of being condemned by the City of Sacramento to facilitate an airport expansion. Our employees at the hotel will be terminated in conjunction with the condemnation in 2008. Employees at our other hotels are employed by our management companies.

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

Forward Looking Statements

Our disclosure and analysis in this 2007 Form 10-K and in our 2007 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public as well as our forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates, the outcome of contingencies, such as legal proceedings, and financial results.

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

Unlike regular C corporations, we must finance our growth and fund debt repayments largely with external sources of capital because we are required to distribute to our stockholders at least 90% of our taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income we recognize for federal income tax purposes but with regard to which we do not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside of our control, including declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of Host’s common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, under certain circumstances, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth.

We have substantial debt.

As of December 31, 2007, we and our subsidiaries had total indebtedness of approximately $5.6 billion.

Our substantial indebtedness has important consequences. It currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our partners and other general purposes. Additionally, it could:

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

Because we must distribute 90% of our taxable income (other than net capital gain) in order to maintain our qualification as a REIT, we depend upon external sources of capital for future growth. If our cash flow and working capital were not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

•	sales of our equity;

•	the incurrence of additional permitted indebtedness by Host LP; or

•	the sale of our assets.

We cannot make any assurances to you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business plan.

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.

The lodging industry is subject to changes in travel patterns of business and leisure travelers, both of which are affected by a number of factors including the strength of the economy, the effect of terrorist attacks and terror alerts in the United States and internationally as well as other geopolitical disturbances. While our operations have improved over the past four years, changes in travel patterns of both business and leisure travelers may create difficulties for the industry over the long-term and adversely affect our results. Our results of operations, and any forecast we make, may be affected and can change based on the following risks:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•	local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand;

•	the attractiveness of our hotels to consumers relative to our competition;

•	the performance of the managers of our hotels;

•	changes in room rates and increases in operating costs due to inflation and other factors;

•	unionization of the labor force at our hotels; and

•	declines in liquidity in the credit markets and access to capital

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The documents governing the terms of our existing senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. These covenants will restrict, among other things, our ability and the ability of our subsidiaries to:

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

In addition, certain covenants in the credit facility require us and our subsidiaries to meet financial performance tests. If we fail to meet such tests, the restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition”.

Our ability to pay dividends may be limited or prohibited by the terms of our indebtedness.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our classes and series of capital stock. Under the terms of Host LP’s credit facility and senior notes indenture, distributions to Host by Host LP, upon which Host depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distribution, Host LP can satisfy certain financial covenant tests (concerning leverage, fixed charge coverage and unsecured interest coverage) and meet other requirements.

Foreclosure on our mortgage debt could adversely affect our business.

As of December 31, 2007, 16 of our hotels and assets related thereto are subject to mortgages in an aggregate amount of approximately $1.4 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could foreclose on these assets. We may opt to allow such foreclosure to occur rather than make the necessary mortgage payments with funds from other sources. However, Host LP’s senior notes indenture and credit facility contain cross-default provisions, which, depending upon the amount of secured debt of which is defaulted, could cause a cross-default under both of these agreements. Host LP’s credit facility, which contains a more restrictive cross-default provision than the senior notes indenture, provides that a credit facility default occurs in the event Host LP defaults on non-recourse secured indebtedness in excess of 1% of its total assets (using undepreciated real estate values) or defaults on other indebtedness in excess of $50 million. For this and other reasons, permitting a foreclosure could adversely affect our long-term business prospects.

An increase in interest rates would increase our interest costs on our credit facility and any variable rate debt we incur and could adversely impact our ability to refinance existing debt or sell assets.

Under our revolving credit facility, interest payments are based on floating rates. To the extent we draw on the credit facility, an increase in interest rates will reduce our cash flow available for other corporate purposes including investment in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

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

For reasons relating to federal and state income tax considerations of the former and current owners of five hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. Most of these agreements will expire between 2008 and 2010. We have also agreed not to sell more than 50% of the original allocated value attributable to a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for federal and state income tax purposes prior to January 1, 2009. As a result, even if it were in our best interests to sell these hotels or repay or otherwise reduce the level of the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods. In specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire luxury and upper upscale hotel properties. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host equity offerings, issuance of limited partnership interests of Host LP, advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sales of assets. Recent declines in credit markets may limit the ability of purchasers to finance hotels and adversely affect our disposition strategy and our ability to use proceeds to finance acquisitions. We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from the acquisitions that we consummate. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

We have made a significant investment in a European joint venture, which owns ten hotels in Europe. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer could subject the assets to additional risk as a result of any of the following circumstances:

•	our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or

•	our co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners.

The expansion of our business into new markets outside of the United States will expose us to risks relating to owning hotels in those international markets.

Part of our business strategy is to expand our presence internationally through joint ventures. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. Through the European joint venture, we have ownership interests in ten hotels in five foreign countries. In addition, we also own seven other hotels located outside the United States. There are risks inherent in conducting business internationally, which include:

•	employment laws and practices;

•	tax laws which may provide for rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to withholding requirements or other restrictions;

•	compliance with and unexpected changes in regulatory requirements or monetary policy;

•	the willingness of domestic or foreign lenders to provide financing and changes in the availability, cost and terms of such financing;

•	adverse changes in local, political, economic and market conditions;

•	the potential for uninsured casualty and other losses;

•	changes in interest rates and/or the currency exchange rates, including regulations regarding the incurrence of debts; and

•	difficulties in complying with U.S. rules governing REITs while operating internationally.

Any of these factors could adversely affect our ability to obtain all of the intended benefits of our joint ventures.

If we do not effectively manage our geographic expansion and successfully integrate the foreign hotels into our organization, our operating results and financial condition may be adversely affected and the value of Host common stock may decline.

Exchange rate fluctuations could adversely affect our financial results.

As a result of the expansion of Host’s international operations, currency exchange rate fluctuations could affect its results of operations and financial position. Host expects to generate an increasing portion of its revenue and its expenses in such foreign currencies as the Euro, the Canadian Dollar, the Mexican Peso, the British Pound, the Polish Zloty and the Chilean Peso. Although Host may enter into foreign exchange agreements with financial institutions to reduce its exposure to fluctuations in the value of these and other foreign currencies, these hedging transactions, if entered into, will not eliminate that risk entirely. In addition, to the extent that Host is unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on Host’s results of operations and financial condition. Additionally, because Host’s consolidated financial results are reported in US Dollars, if Host generates revenues or earnings in other currencies the translation of those results into US Dollars can result in a significant increase or decrease in the amount of those revenues or earnings.

We do not control our hotel operations and we are dependent on the managers of our hotels.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage our hotels. Instead, we lease substantially all of our hotels to subsidiaries which qualify as “taxable REIT subsidiaries” under applicable REIT laws, and our taxable REIT subsidiaries retain third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. While our taxable REIT subsidiaries monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers or their affiliates manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

We have entered into management agreements with third-party managers to operate our hotel properties. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage the labor force at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted through strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees (approximately 21% of our current portfolio, by revenues) are more highly affected by labor force activities than others. In addition, the resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the managers of our hotels and labor unions. We do not have the ability to control the outcome of these negotiations.

Our management agreements could impair the sale or financing of our hotels.

Under the terms of our management agreements, we generally may not sell, lease or otherwise transfer our hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent. If the manager does not consent to such sale or financing, we may be precluded from taking actions in our best interest without breaching the applicable management agreement.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

In addition to capital expenditures required by our loan agreements or agreements with our hotel managers, we will need to make capital expenditures to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance particularly if the improvements require closures of a significant number of rooms or the closure of other features of the hotels such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and if we fail to maintain our properties in accordance with brand standards set by our managers, the manager may terminate the management agreement. Moreover, we may not realize a significant, or any, improvement in the performance of the hotels in which we make these investments.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the hotels. Our expenses will also be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. Our managers may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures could adversely affect the growth of our business and the value of our hotel properties.

Our ground lease payments may increase faster than the revenues we receive on the hotels situated on the leased properties.

As of December 31, 2007, 37 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which are often based on economic indicators such as the Consumer Price Index. Our ability to pay ground rental could be adversely affected to the extent that our revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

We may be unable to sell properties because real estate investments are inherently illiquid.

Real estate properties generally cannot be sold quickly and, accordingly, we may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and our ability to service our debt. In addition, there are limitations under the federal income tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets.

Applicable REIT laws may restrict certain business activities.

As a REIT we are subject to various restrictions on our income, assets and activities. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, and, if applicable, local and foreign taxation on their taxable income at applicable corporate income tax rates. In addition, under REIT laws, the aggregate value of assets held by a REIT’s taxable REIT subsidiaries may not exceed 20% of the value of all of the REIT’s assets.

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

Previous terrorist attacks in the United States and subsequent terrorist alerts have adversely affected the travel and hospitality industries over the past several years. The impact that terrorist attacks in the United States or elsewhere could have on domestic and international markets and our business in particular is indeterminable.

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

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverages. However, our all-risk policies have limitations such as per occurrence limits and sublimits which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) effective December 26, 2007. TRIPRA replaced the Terrorism Risk Insurance Extension Act (TRIEA) which was set to expire at the end of 2007. TRIPRA provides the same coverage as its predecessor, with one major improvement; the definition of a ‘certified’ claim (a claim that triggers coverage under the program). TRIEA defined “certified” acts of terrorism as one which is committed on behalf of non-United States persons or interests, leaving uncovered any terroristic act committed by United States persons or interests; TRIPRA eliminates this distinction and this coverage gap. Property damage related to war and to nuclear, biological and chemical incidents is excluded under our policies. While TRIPRA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Host has created a wholly-owned captive insurance company that provides a policy of nuclear, biological chemical or radiological (NBCR) coverage to us, and has the same ability to apply to the US Treasury for reimbursement, as provided for in TRIPRA, which is subject to the same deductibles and co-insurance obligations as other insurance companies. This applies to property insurance only, and not to general liability or Directors and Officers insurance, and there are no assurances that we will be able to recover any or all of our NCBR losses under this program.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide coverage that is available on a per occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs, landscaping replacement and natural disasters such as earthquakes and hurricanes and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California and Florida have in the past and continue to be particularly susceptible to damage from earthquakes and hurricanes. Recovery under the applicable policies, however, is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel impacted by an earthquake, hurricane or other natural disasters, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case of one of our hotels where the manager provides this coverage, any such claims will also be combined with the claims of other owners participating in the managers’ program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the management company, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties such as earthquakes, hurricanes or certain types of terrorism.

In addition, there are other risks, such as some environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify coverage.

We may also encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

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

We may be subject to unknown or contingent liabilities related to the business acquired from Starwood.

Assets and entities that we acquired from Starwood may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against Starwood. In general, the representations and warranties provided by Starwood under the transaction agreement did not survive the closing of the transactions. While Starwood is required to indemnify us with respect to breaches of certain representations and warranties that did survive the closing, such indemnification is limited and subject to various materiality thresholds, a significant deductible and an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by Starwood of its representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition.

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

If we were to acquire other hotel portfolios in the future, we may be subject to similar risks.

Environmental problems are possible and can be costly.

We believe that our properties comply in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

Under the terms of our outstanding Class E Preferred Stock, we are not permitted to pay dividends on our common stock unless cumulative dividends have been paid (or funds for payment have been set aside for payment) on such class of preferred stock. The amount of aggregate dividends that accrue on the Class E Preferred Stock each quarter is approximately $2.2 million.

In the event that we fail to pay the accrued dividends on our Class E Preferred Stock for any reason, including any restriction on paying such dividends under the terms of our debt instruments (as discussed above), dividends will continue to accrue on such preferred stock and we will be prohibited from paying any dividends on our common stock until all such accrued but unpaid dividends on our Class E Preferred Stock have been paid (or funds for such payment have been set aside).

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

Host’s charter and bylaws, the partnership agreement of Host LP, Host’s stockholder rights plan and the Maryland General Corporation Law contain a number of provisions, the exercise of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stockholders or Host LP unit holders or otherwise be in their best interests, including the following:

•

Restrictions on ownership and transfer of Host’s stock.    To maintain Host’s qualification as a REIT for federal income tax purposes, not more than 50% in value of Host’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, which, as defined in the Code, may include certain entities. Because such ownership could jeopardize Host’s qualification as a REIT, a person cannot own, directly or by attribution, 10% or more of an interest in a Host lessee, nor can a Host lessee of any partnership in which Host is a partner own, directly or by attribution, 10% or more of Host’s shares, in each case unless exempted by Host’s Board of Directors.

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

•

Removal of Board of Directors.    Host’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast for the election of directors. Vacancies on Host’s Board of Directors may be filled by the concurring vote of a majority of the remaining directors (except that a vacancy resulting from an increase in the number of directors must be filled by a majority vote of the entire Board of Directors) and, in the case of a vacancy resulting from the removal of a director by the stockholders, by at least two-thirds of votes entitled to be cast in the election of directors.

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

•

Consent rights of the limited partners.    Under the partnership agreement of Host LP, we generally will have the right to merge or consolidate with another entity with the consent of partners holding limited partner ownership interests that are more than 50% of the aggregate ownership interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by us, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as Host’s stockholders. Host, as holder of a majority of the limited partnership interests of Host LP, would be able to control the vote. Under Host’s charter, generally holders of at least two-thirds of Host’s outstanding shares of common stock must approve a merger or consolidation.

•

Maryland business combination law.    Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an affiliate or associate of the corporation who at any time during the two year period prior to the date in question owned 10% or more of the voting power of the outstanding stock of the corporation (each, an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by

80% of the votes entitled to be cast by the holders of outstanding voting shares and by two-thirds of the votes entitled to be cast by the holders of voting shares other than voting shares held by an interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. As a Maryland corporation, Host is subject to the Maryland business combination statute.

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

•

Merger, consolidation, share exchange and transfer of Host’s assets.    Under Host’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer Host’s assets within the meaning of the Maryland General Corporation Law if approved (1) by Host’s Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by Host’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host with or into a trust organized for the purpose of changing Host’s form of organization from a corporation to a trust requires only the approval of Host’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of stockholders and a share exchange is only required to be approved by a Maryland corporation by its Board of Directors if the corporation is the successor entity. Host’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

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

Sales of a substantial number of shares of Host’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host’s common stock. In addition, holders of units of limited partnership interest of Host LP, whose OP units may be redeemed, at Host’s election, in exchange for common stock, will be able to sell those shares freely, unless the person is our affiliate and resale of the affiliate’s shares is not covered by an effective registration statement. Further, a substantial number of shares of Host’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of common stock reserved for options, or pursuant to securities we may issue that are convertible into shares of Host common stock or securities (other than OP units) that Host LP has issued that are exchangeable for shares of our common stock. As of December 31, 2007, there are approximately 18.3 million OP units outstanding that are redeemable and $1.1 billion aggregate principal amount of two series of exchangeable senior debentures of Host LP that could become exchangeable under certain conditions for approximately 49 million shares of Host common stock (subject to adjustment for various reasons, including as a result of the payment of dividends to common stockholders). Moreover, additional shares of common stock issued by Host would be available in the future for sale in the public markets. We can make no prediction about the effect that future sales of common stock would have on the market price of Host common stock.

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

As a result of the Starwood Transactions, Host owns, through Host LP, 100% of the outstanding common stock (and a portion of the outstanding preferred stock) of two entities that have elected to be treated as REITs. Each of these subsidiary REITs of Host will be subject to the same requirements that Host must satisfy in order to qualify as a REIT, including the distribution requirements described above.

Adverse tax consequences would apply if Host or any of our subsidiary REITs fail to qualify as a REIT.

We believe that Host has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with our taxable year beginning January 1, 1999, and Host currently intends to continue to operate as a REIT during future years. In addition, after the Starwood Transactions, Host owns, through Host LP, two entities as of December 31, 2007, that have elected to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host’s subsidiary REITs qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host would fail to qualify as a REIT unless we (or the subsidiary REIT) could avail ourselves (itself) of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host or any of the subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost.

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

To qualify as a REIT, Host must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS subsidiaries, which currently constitutes substantially all of Host’s and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, neither Host nor any of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each would most likely lose its REIT status.

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

Host or one of its subsidiary REITs will be required to pay federal income tax at the highest regular corporate rate on “built-in gain” recognized as a result of any sale of a hotel asset before the expiration of the applicable 10-year holding period of assets, including certain hotels acquired as part of Host’s conversion to a REIT or from Starwood and its affiliates as part of the acquisition of the Starwood Portfolio. The total amount of gain on which Host would be subject to corporate income tax if all of these built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to us. In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

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

Subject to certain exceptions, a REIT is generally prohibited from owning securities in any one issuer to the extent that the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT’s total assets. If Host or any of its subsidiary REITs were to violate these ownership limitations, each would likely lose its REIT status.

Host or our subsidiary REITs may be required to pay a penalty tax upon the sale of a hotel.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with our investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% excise tax.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

See Section “Our Hotel Properties” of Item 1 above for a discussion of our hotel properties.

Item 3.	Legal Proceedings

We are involved in various immaterial legal proceedings in the normal course of business. We are vigorously defending each of these claims.

Item 4.	Submission of matters to a vote of security holders

None.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as our executive officers as of February 25, 2008.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Richard E. Marriott Chairman of the Board	69	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	52	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001, Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	49	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz Abji Executive Vice President, Asset Management	54	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Larry K. Harvey Executive Vice President, Chief Financial Officer and Treasurer	43	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, he was promoted to Senior Vice President, Chief Accounting Officer. He was elected Executive Vice President, Chief Financial Officer and Treasurer in November 2007. Prior to joining us, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, he was our Vice President of Corporate Accounting, before the spin-off of Crestline in 1998.

Gregory J. Larson Executive Vice President, Corporate Strategy and Fund Management	43	Gregory J. Larson joined our company in October 1993. In 1998, Mr. Larson joined the Treasury group as Vice President of Corporate Finance. He assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. In November 2007, Mr. Larson was selected to lead our corporate strategy and fund management business and elected to Executive Vice President.

James F. Risoleo Executive Vice President, Chief Investment Officer	52	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Brian G. Macnamara Senior Vice President, Corporate Controller	48	Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007. Prior to serving as Assistant Corporate Controller, Mr. Macnamara served as Vice President, Financial Reporting and Corporate Real Estate.

Pamela K. Wagoner Senior Vice President, Human Resources	44	Pamela K. Wagoner joined our company in October 2001 as Vice President for Human Resources and became Senior Vice President in February 2003.

PART II

Item 5.	Market for our common stock and related stockholder matters

Our common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2006
1st Quarter	$21.25	$18.95	$0.14
2nd Quarter	21.41	19.62	0.17
3rd Quarter	22.66	20.69	0.20
4th Quarter	25.60	22.30	0.25

2007
1st Quarter	$28.71	$23.89	$0.20
2nd Quarter	27.04	23.31	0.20
3rd Quarter	26.01	20.35	0.20
4th Quarter	23.40	16.71	0.40

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

As of February 25, 2008, there were 32,517 holders of record of our common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 25, 2008, there were 2,067 holders of OP units (in addition to Host). OP units are redeemable for cash, or, at our election, convertible into Host common stock.

Our ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of our stock that a person may own. Our charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of Host’s outstanding common stock, preferred stock or any other stock, each considered as a separate class or series for this purpose. The Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that after giving effect to such increase, any five beneficial owners of capital stock could beneficially own in the aggregate more than 49.5% of the outstanding capital stock. See “Risk Factors—Risks Related to Ownership of Host: Common Stock—There are limitations on the acquisition of Host common stock and changes in control.”

Fourth Quarter 2007 Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
September 8, 2007— October 7, 2007	—		$—	—	—
October 8, 2007— November 7, 2007	—		$—	—	—
November 8, 2007— December 7, 2007	744,359	*	$—	—	—
December 8, 2007— December 31, 2007	—		$—	—	—

Total	744,359	*	$—	—	—

*	Reflects shares of restricted common stock forfeited for failure to meet vesting criteria.

Item 6.	Selected Financial Data

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2007. The following information should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”:

	Fiscal year
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,426	$4,813	$3,694	$3,395	$3,068
Income (loss) from continuing operations	550	294	114	(89)	(258)
Income from discontinued operations(1)	177	444	52	89	272
Net income (loss)	727	738	166	—	14
Net income (loss) available to common stockholders	718	718	135	(41)	(21)
Basic earnings (loss) per common share:
Income (loss) from continuing operations	1.04	.57	.23	(.38)	(1.04)
Income from discontinued operations	.34	.92	.15	.26	.97
Net income (loss)	1.38	1.49	.38	(.12)	(.07)
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	1.01	.56	.23	(.38)	(1.04)
Income from discontinued operations	.32	.92	.15	.26	.97
Net income (loss)	1.33	1.48	.38	(.12)	(.07)
Cash dividends declared per common share	1.00	.76	.41	.05	—
Balance Sheet Data:
Total assets	$11,812	$11,808	$8,245	$8,421	$8,592
Debt(2)	5,625	5,878	5,370	5,523	5,486
Convertible Preferred Securities(2)	—	—	—	—	475
Preferred stock	97	97	241	337	339

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties sold and the gain or loss on those dispositions.
(2)	We adopted Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46) in 2003. Under FIN 46, our limited purpose trust subsidiary that was formed to issue trust-preferred securities (the “Convertible Preferred Securities”) was accounted for on a consolidated basis as of December 31, 2003 since we were the primary beneficiary under FIN 46. Effective January 1, 2004, the FASB revised FIN 46, which we refer to as FIN 46R, and we were required to deconsolidate the accounts of the Convertible Preferred Securities Trust (the “Trust”). As a result, we recorded the $492 million in debentures (Convertible Subordinated Debentures) issued by the Trust and eliminated the $475 million of Convertible Preferred Securities that were previously classified in the mezzanine section of our consolidated balance sheet prior to January 1, 2004. The difference of $17 million was our investment in the Trust, which was included in “Investments in affiliates” on our consolidated balance sheet prior to the conversion and redemption of the Convertible Preferred Securities. Between December 2005 and April 15, 2006, we converted or redeemed all of the Convertible Preferred Securities into approximately 30.8 million common shares and $2 million in cash.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

As of February 25, 2008, we own 119 luxury and upper upscale hotel properties and we are the largest lodging REIT in the National Association of Real Estate Investment Trust’s composite index. A REIT is a legal entity that owns real estate assets and, through payments of dividends to stockholders, is permitted to reduce or eliminate federal income taxes at the corporate level. Host operates as a self-managed and self-administered REIT and owns approximately 97% of the partnership interests of Host Hotels & Resorts, L.P., or Host LP.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority of our properties are located in central business districts of major cities, near airports and in resort/convention destinations. The target profile for our portfolio includes luxury and upper upscale hotels in urban and resort/convention destinations that benefit from significant barriers to entry by competitors. The classification of a property as luxury or upper-upscale is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Though hotels meeting this target profile will still be subject to competitive pressures, we believe this strategy will allow us to maintain room rate and occupancy premiums over our competitors. We also seek to maximize the value of our portfolio through aggressive asset management by assisting the managers of our hotels in maximizing property operations and by completing strategic capital improvements.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business, and contract business, which accounted for approximately 56%, 40% and 4%, respectively, of our 2007 room sales. Similar to the majority of the lodging industry, we further categorize business within these categories based on characteristics they have in common as follows:

Transient business broadly represents individual business or leisure travelers. Overall, business travelers make up the majority of transient demand at our hotels, with leisure travelers making up the remainder. Therefore, our business will be more significantly affected by trends in business travel versus leisure demand. The four key subcategories of the transient business group are:

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

•

Special Corporate: This is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel or to hotel brands generally. These rates are typically negotiated annually, at a discount to the anticipated corporate rate.

•

Discount: This encompasses all discount programs, such as AAA and AARP discounts, government per diem, rooms booked through wholesale channels, frequent guest program redemptions, and promotional rates and packages offered by a hotel.

Group business represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Examples include a company training session or a social event such as a family reunion. The following three key sub-categories of the group business category are:

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

Understanding Our Performance

Our Revenues and Expenses

Our hotels are operated by third-party managers under long-term agreements under which they typically earn base and incentive management fees based on levels of the revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to operate the property, including to purchase inventory and to pay wages, utilities, property taxes and other expenses. We generally receive a cash distribution from our hotel managers, which reflects hotel-level sales less property-level operating expenses (excluding depreciation), from our hotel managers each four-week or monthly accounting period, depending on the manager.

Hotel revenue is approximately 98% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

% of 2007 Revenues
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

Hotel operating expenses are approximately 99% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2007 Operating Costs and Expenses
• Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	17%

• Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	27%

• Other departmental and support expenses. These expenses include labor and other costs associated with the other ancillary revenues such as parking, golf courses, spas, telephones, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	29%

• Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	6%

• Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	9%

• Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of capital expenditures.	11%

The expense components listed above are based on those presented in our consolidated statements of operations. It is also worth noting that wage and benefit costs are spread among various line items, however, taken separately these costs represent approximately 50% of our hotel operating expenses.

Key Performance Indicators

Revenue per available room, or RevPAR, is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or parking, telephone or other guest service revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels.

RevPAR changes driven predominately by occupancy have different implications on overall revenue levels as well as incremental operating profit than do changes driven predominately by average room rate. For example, increases in occupancy at a hotel would lead to increases in rooms revenues and ancillary revenues, such as food and beverage, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in these additional room-related costs. As a result, RevPAR increases due to higher room rates have a greater impact on our profitability versus increases in occupancy levels.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage, large scale capital improvements or significant events during these periods.

We also have presented Comparable Hotel plus the Starwood Portfolio RevPAR. This metric represents our comparable hotels (described above) plus the 23 hotels acquired from Starwood on April 10, 2006 that we own as of December 31, 2007. Accordingly, we have included the results of the Starwood Portfolio for periods prior to our ownership in 2006 in the determination of the Comparable Hotel plus Starwood Portfolio RevPAR. See “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics” for further detail.

We also evaluate the performance of our business through non-GAAP financial measures, including FFO per diluted share and comparable hotel adjusted operating profit. See “Non-GAAP Financial Measures.” We use FFO per diluted share as a supplemental measure of company-wide profitability. See “Non-GAAP Financial Measures—FFO per diluted share” for further discussion. Another key profitability indicator we use is hotel adjusted operating profit, which is a non-GAAP measure to evaluate the profitability of our comparable hotels. Hotel adjusted operating profit measures property-level results before debt service and is a supplemental measure of individual property-level profitability. The comparable hotel adjusted operating profit that we discuss is an aggregation of the adjusted operating profit for each of our comparable hotels. See “Non-GAAP Financial Measures—Comparable Hotel Operating Results” for further discussion. Each of the non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and earnings per share.

Summary of 2007 Operating Results

Comparable Hotel plus the Starwood Portfolio RevPAR increased 6.5% in 2007. The RevPAR increase was the result of an increase in average room rates of 5.9% and an increase in occupancy of 0.4 percentage points. For our comparable properties, RevPAR increased 5.8%. The growth in average room rate was driven by a number of positive factors, such as continued economic growth and low growth in the supply of new luxury and upper upscale hotels.

Total revenue increased $613 million, or 12.7%, to $5.4 billion for the year, primarily due to increases in RevPAR, as well as increases in food and beverage and other revenue items. Revenues for 2007 also reflects a full year of operations for the 23 hotels acquired from Starwood in April 2006 that we own as of December 31, 2007. Revenues include $1,066 million in 2007 compared to $762 million in 2006 from the Starwood Portfolio.

Net income from continuing operations increased $256 million in 2007 to $550 million. The increase was primarily the result of improved operating results at our hotels, increases in gains on insurance settlements, declines in corporate and other expenses (primarily due to decreases in stock compensation expense and a decrease in non-recurring costs as compared to 2006 which included costs associated with the Starwood acquisition) and a decline in interest expense. Net income decreased $11 million to $727 million in 2007. The decrease was due to a decline in gains on dispositions from $416 million in 2006 compared to $164 million in 2007. Diluted earnings per common share from continuing operations increased $.45 to $1.01 in 2007, while diluted earnings per share decreased $.15 to $1.33 in 2007. FFO per diluted share increased $.38, to $1.91, for 2007. FFO per diluted share was reduced by $.08 for 2007 due to costs associated with debt repayments or refinancings. By comparison, FFO per diluted share was reduced by $.09 for 2006 for similar transactions, as well as costs associated with preferred stock redemptions and the Starwood acquisition.

Comparable hotel adjusted operating profit increased as a result of the increases in overall revenues at our hotels, described above, but was negatively affected by a 4.3% increase in comparable hotel operating expenses. The increase in expenses was driven by increases in wages and benefits at the hotels and by increased management fees.

Investing Activities

Acquisitions

Domestically, we did not complete any acquisitions during 2007 due to several factors. During the first half of 2007, increased demand for premium assets (particularly from private equity funds and other buyers as a result of the availability of favorable debt financing) and continued strong lodging fundamentals caused significant upward pressure on asset prices. However, as the credit markets weakened in the second half of the year, favorable debt financing was not available and few luxury and upper-upscale hotels were marketed to be sold. As a result, management continued to focus on acquisitions in Europe, where we believe there are opportunities for growth outside of the domestic lodging cycle. Consistent with this strategy, our European joint venture purchased three properties located in Brussels, Belgium in July 2007. As a result of the acquisition, the European joint venture now holds over €1 billion in lodging assets and reflects a geographically diversified portfolio with ten properties in five countries.

Capital Expenditures

During 2007, we continued to enhance the competitiveness of our properties through one of the largest capital expenditure programs in our history. This program consists of ROI/repositioning and value enhancement projects as well as maintenance capital expenditures. These projects are focused on lobbies, public space, food and beverage facilities, spas, retail outlets, energy conservation, non-guest areas, meeting space and rooms. Over the past two years, we have spent $1.1 billion on capital expenditures, including $613 million in 2007. We spent approximately $346 million in 2007 on ROI/repositioning projects and value enhancement projects at 23 properties. These projects included the completion of the 105,000 square foot exhibit hall at the Orlando World Center Marriott, which opened in October 2007, and several significant projects at the Atlanta Marriott Marquis, including the construction of new food and beverage facilities, renovation of all existing break-out space and the construction of a new 26,000 square foot ballroom, which is scheduled to be completed by the second quarter of 2008. Additionally, at the J.W. Marriott, Desert Springs Resort, we recently renovated the lobby and opened a completely renovated spa, which expanded the size of the spa to 37,000 square feet. During 2007, our renewal and replacement capital expenditures totaled $267 million and included the renovation of over 6,500 rooms and over 625,000 square feet of meeting space.

Dispositions

During 2007, we took advantage of market conditions to dispose of nine properties where we believed the potential for long-term revenue growth was lower. Proceeds from these sales were approximately $400 million and were used to repay debt, invest in our portfolio, or for general corporate purposes. We recorded a gain on these sales of $164 million, net of tax, in 2007. The interest from perspective buyers slowed during the second half of 2007 due to the decline in the availability of financing as the credit markets tightened.

Financing Activities

Maintaining our strong interest coverage and leverage ratios remains a key management priority and, as a result of continued growth in cash flow at our properties and the repayment and refinancing of debt, we significantly improved our interest coverage and leverage ratios during 2007. During 2007, we issued approximately $1.0 billion of debt, including $600 million of 2 5/8% Exchangeable Senior Debentures and $434 million of mortgage debt. The proceeds, along with cash from hotel dispositions and available cash, were used to retire or prepay $1.3 billion of debt, which included $1.0 billion of mortgage debt, $250 million outstanding under our credit facility and $6 million of senior notes. Importantly, we only have $247 million of debt maturing plus $14 million of principal amortization in 2008.

2008 Outlook

We believe that the economic drivers that impact underlying lodging fundamentals, such as growth in GDP, business investment and employment, are likely to weaken in 2008. The expected decline in these drivers will likely result in a significantly lower revenue growth rate for our hotels than was experienced in 2006 and 2007. While demand growth could moderate as a result of slowing economic drivers, projections for new supply in the markets in which we own hotels suggest that supply growth will also continue to fall short of long-term historical averages. While the pace of new lodging supply in various phases of development has increased over the past several quarters, the majority of new projects scheduled for completion in the near-term are largely concentrated in the economy and mid-scale segments and are located outside of major urban markets. Therefore, we do not expect most of the new hotel supply to directly compete with our core portfolio. We also believe the timing of some of these projects may be affected by increased building costs and the reduced availability of financing. These factors may further dampen the pace of new supply development beyond 2008.

We believe the slower economic growth in 2008 will likely result in lower transient demand, primarily from the corporate and leisure segments. Our group booking pace for 2008 is stronger than 2007; however, the short term group bookings may not materialize to the same extent that they did in 2007. Overall, we expect group demand to be similar to the levels achieved in 2007. Based on this outlook, we believe the increases in RevPAR in 2008 will continue to be driven by increases in the average room rate rather than occupancy. However, improvements in operating results will be constrained by increasing operating costs as well as certain costs increasing at a rate greater than inflation, including wages, benefits and real estate taxes.

We expect our current level of capital expenditures and investment projects will continue through 2008. As a result of this program, certain properties will continue to experience temporary business interruption during 2008. Due to the size and number of projects we expect to complete early in 2008, the disruption may be particularly significant in the first half of the year and, as a result, our operating margins will be adversely affected. However, over the long term, we expect to see improvements in RevPAR and operating margins as these projects are expected to enhance our properties’ competitive market position and profitability.

As a result of these trends and our efforts to improve the portfolio, we expect that for the 116 hotels that we consider comparable in 2008, which includes the Starwood Portfolio, RevPAR will increase approximately 2% to 4% when compared to 2007.

We anticipate that despite the recent tightening of the domestic credit markets, which we expect to restrict other potential buyers, investment opportunities for asset acquisitions in domestic urban and resort locations will continue to be limited for us. Liquidity concerns should moderate the increases in valuations that have occurred in recent years and limit the number of buyers who utilize higher levels of leverage. Consequently, owners will not likely be willing to sell their hotels at lower price levels initially, which, in the near term, will reduce the number of domestic properties available that will meet our return on investment requirements. Additionally, we expect that the decline in prospective buyers due to the tightening of the credit market will continue to limit our dispositions in 2008. However, we believe that in international markets, particularly in Europe, Asia and Latin America, there are more opportunities wherein we can leverage our investment through the use of joint ventures to acquire quality properties. As a result of the current strength of our balance sheet, and the number of sources of liquidity available to us (see “Liquidity and Capital Resources”), we feel we are well positioned to take advantage of any opportunities that may arise.

In 2007, we declared a total dividend of $1.00 per share. For 2008, we expect to declare a fixed $.20 per share common dividend each quarter as well as a special dividend in the fourth quarter, which, based on our current outlook, will be similar to the 2007 level. The amount of any dividend will be determined by Host’s Board of Directors.

As we believe the trends in the lodging industry provide less opportunity for improvements in our business in 2008, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2007	2006	% Change 2006 to 2007	2005	% Change 2005 to 2006
Revenues
Total hotel sales	$5,306	$4,694	13.0%	$3,583	31.0%

Operating costs and expenses:
Property-level costs(1)	4,455	3,970	12.2	3,142	26.4
Corporate and other expenses	69	94	(26.6)	67	40.3
Gain on insurance settlement	51	13	N/M (5)	9	44.4
Operating profit	953	762	25.1	494	54.3
Interest expense	422	450	(6.2)	443	1.6
Minority interest expense	32	41	(22.0)	16	N/M	(5)
Income from discontinued operations	177	444	(60.1)	52	N/M	(5)
Net income	727	738	(1.5)	166	N/M	(5)
All hotel operating statistics(2):
RevPAR	$142.81	$133.48	7.0%	$121.66	9.7%
Average room rate	$194.71	$182.56	6.7%	$167.64	8.9%
Average occupancy	73.3%	73.1%	0.2 pts.	72.6%	0.5 pts.
Comparable hotel operating statistics(3):
RevPAR	$145.37	$137.36	5.8%	N/A	8.5%
Average room rate	$197.75	$187.05	5.7%	N/A	9.2%
Average occupancy	73.5%	73.4%	0.1 pts.	N/A	(0.4	) pts.
Comparable hotel plus Starwood Portfolio operating statistics(4):
RevPAR	$145.90	$136.95	6.5%	N/A	N/A
Average room rate	$197.08	$186.09	5.9%	N/A	N/A
Average occupancy	74.0%	73.6%	0.4 pts.	N/A	N/A

(1)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate expenses and the gain on insurance settlement.
(2)	Operating statistics are for all properties as of December 31, 2007, 2006 and 2005 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for 2007 and 2006 are based on 93 comparable hotels as of December 31, 2007. The percent change from 2005 to 2006 is based on 95 comparable hotels as of December 31, 2006. See “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics” for further details.
(4)	Comparable hotel plus Starwood Portfolio statistics are based on 93 comparable hotels plus 23 hotels acquired from Starwood in April 2006 that we own as of December 31, 2007.
(5)	N/M=Not Meaningful

Hotel Sales Overview

	2007	2006	% Change 2006 to 2007	2005	% Change 2005 to 2006
	(in millions)		(in millions)
Revenues
Rooms	$3,306	$2,925	13.0%	$2,198	33.1%
Food and beverage	1,644	1,472	11.7	1,147	28.3
Other	356	297	19.9	238	24.8

Total hotel sales	$5,306	$4,694	13.0	$3,583	31.0

2007 Compared to 2006

Hotel sales growth for 2007 was due to increases in RevPAR, as well as increases in food and beverage and other revenue items. Hotel sales for 2007 also reflect a full year of operations for the Starwood Portfolio and include $1,066 million and $762 million in 2007 and 2006, respectively, from these properties. Sales for properties sold in both years have been reclassified as discontinued operations. See “Discontinued Operations” below.

Comparable Hotel plus the Starwood Portfolio RevPAR increased 6.5% in 2007 and comparable hotel RevPAR increased 5.8% (as of December 31, 2007, 93 of our 119 hotels have been classified as comparable hotels). The increase in RevPAR was the result of strong growth in average room rates and a slight increase in occupancy. The growth in average room rate was driven by increasing demand due to strong economic growth in the first half of 2007 and low growth in the supply of new luxury and upper upscale hotels. As a result of these trends, our operators were able to continue to increase room rates, while marginally improving the year-over-year occupancy levels. However, occupancy was affected at a number of our hotels by our capital expenditure program, which is described below, as well as weakness in individual markets.

Food and beverage revenues for our comparable hotels increased 3.7%, primarily due to increased sales from our catering and banquet business and meeting room rentals. In addition, operating margins at our food and beverage outlets increased 1.1 percentage points. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and other fees, increased 7.4%.

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: property type (i.e. urban, suburban, resort/convention or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information as of December 31, 2007 and 2006:

Comparable Hotels plus the Starwood Portfolio by Property Type(a)(b)

	As of December 31, 2007		Year ended December 31, 2007			Year ended December 31, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	55	33,016	$210.91	77.0%	$162.41	$197.19	76.2%	$150.25	8.1%
Suburban	32	12,307	157.59	67.5	106.31	148.62	67.4	100.14	6.2
Airport	17	7,556	138.39	75.2	104.01	132.81	74.1	98.39	5.7
Resort/ Convention	12	7,337	256.16	70.5	180.61	247.96	71.8	178.04	1.4

All Types	116	60,216	197.08	74.0	145.90	186.09	73.6	136.95	6.5

Comparable Hotels by Property Type(b)

	As of December 31, 2007		Year ended December 31, 2007			Year ended December 31, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	40	23,518	$210.60	77.1%	$162.32	$196.92	76.8%	$151.21	7.3%
Suburban	27	10,580	158.52	67.3	106.73	149.14	67.5	100.62	6.1
Airport	15	6,557	142.90	74.0	105.69	137.58	72.7	100.02	5.7
Resort/ Convention	11	6,825	261.94	70.4	184.44	253.31	71.8	181.91	1.4

All Types	93	47,480	197.75	73.5	145.37	187.05	73.4	137.36	5.8

(a)	The 2006 results and percentage change statistics include results prior to our ownership of the Starwood Portfolio.
(b)	The reporting period for 2007 is from December 30, 2006 to December 28, 2007 and for 2006 is from December 31, 2005 to December 29, 2006 for our Marriott hotels. For further discussion, see “Reporting Periods”.

For 2007, RevPAR increased across all of our hotel property types, led by our urban hotels, as we benefited from strong performance in several downtown markets such as Boston, New York, and San Francisco. We also experienced RevPAR growth at our suburban hotels due to strong performances at our suburban Boston, Denver and Los Angeles hotels. RevPAR growth at our airport hotels was led by our San Francisco and Houston airport hotels. RevPAR growth for our resort/convention hotels was moderate as several hotels were significantly affected by major renovations.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information as of December 31, 2007 and 2006:

Comparable Hotels plus the Starwood Portfolio by Region(a)(b)

	As of December 31, 2007		Year ended December 31, 2007			Year ended December 31, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	28	16,019	$200.99	75.9%	$152.60	$191.66	75.4%	$144.44	5.7%
Mid-Atlantic	11	8,681	260.84	82.6	215.51	237.41	80.6	191.25	12.7
North Central	14	6,175	153.96	69.3	106.63	148.14	70.5	104.46	2.1
Florida	10	5,922	205.56	69.7	143.25	199.08	70.4	140.17	2.2
New England	11	5,663	176.22	74.7	131.68	167.98	72.3	121.47	8.4
DC Metro	13	5,662	198.34	75.6	150.03	192.78	73.5	141.66	5.9
South Central	8	4,358	158.80	70.1	111.35	149.65	71.2	106.62	4.4
Mountain	7	2,640	148.59	66.7	99.06	137.98	67.4	92.94	6.6
Atlanta	7	2,625	197.10	68.6	135.13	188.61	70.5	132.97	1.6
International	7	2,471	156.37	69.3	108.30	143.61	70.4	101.05	7.2

All Regions	116	60,216	197.08	74.0	145.90	186.09	73.6	136.95	6.5

Comparable Hotels by Region(b)

	As of December 31, 2007		Year ended December 31, 2007			Year ended December 31, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	22	12,016	$211.60	75.1%	$158.90	$200.75	74.5%	$149.49	6.3%
Mid-Atlantic	8	5,870	248.56	81.3	202.12	227.45	79.9	181.76	11.2
North Central	11	4,586	160.44	70.6	113.22	154.63	72.3	111.87	1.2
Florida	9	5,663	209.60	69.6	145.95	203.71	70.2	142.94	2.1
New England	6	3,032	182.63	77.8	142.10	170.11	76.9	130.81	8.6
DC Metro	12	5,399	197.41	75.4	148.78	192.23	73.1	140.51	5.9
South Central	7	4,126	152.88	70.5	107.77	144.72	71.6	103.63	4.0
Mountain	6	2,210	142.20	64.8	92.08	132.71	65.5	86.98	5.9
Atlanta	7	2,625	197.10	68.6	135.13	188.61	70.5	132.97	1.6
International	5	1,953	165.19	69.8	115.31	151.61	72.0	109.21	5.6

All Regions	93	47,480	197.75	73.5	145.37	187.05	73.4	137.36	5.8

(a)	The 2006 results and percentage change statistics include results prior to our ownership of the Starwood Portfolio.
(b)	The reporting period for 2007 is from December 30, 2006 to December 28, 2007 and for 2006 is from December 31, 2005 to December 29, 2006 for our Marriott hotels. For further discussion, see “Reporting Periods”.

For 2007, our Mid-Atlantic region continued to be the top performing region due to exceptional RevPAR growth by our New York City hotels driven by strong business and leisure transient demand and average room rate increases. The New England region also performed well due to increased city-wide events in the Boston market, particularly during the second half of the year, as this market was affected by lower levels of group and transient demand during the first half of the year.

Increases in RevPAR for our Pacific, Washington D.C. and Mountain regions were generally consistent with the levels for the overall portfolio. Increases in RevPAR in our Pacific region were driven by the Los Angeles and San Francisco markets. The Los Angeles market grew due to increased average room rates for transient business along with a strong group base. The San Francisco market had a strong year driven by city-wide events. The growth in the Washington D.C. region was driven by the performance of our downtown hotels, which was partially offset by weak performance by our suburban properties in the region.

RevPAR growth during the year in the Florida region was moderate, as group activity was slow due to hurricane concerns and renovation displacement at several hotels including the Harbor Beach Marriott Resort and Spa and the Tampa Marriott Waterside Hotel and Marina. The weak RevPAR growth in the Atlanta region was due to lower levels of occupancy, as city-wide demand decreased from the unusually strong performance in 2006 that reflected business relocation from New Orleans due to Hurricane Katrina. However, in the fourth quarter, the Atlanta region experienced RevPAR increases due to strong group bookings in the mid-town area. The North Central region under-performed the portfolio primarily due to weakness in the Chicago market.

Hotel Sales by Business Mix.    The majority of our customers fall into three broad groups: transient, group and contract business. Individual travelers are referred to as “transient” customers. Those traveling as part of an organized group, meeting or convention are referred to as “group” customers. “Contract” customers represent blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates, such as airline crews. The information below is derived from business mix data for 109 of our hotels for which business mix data is available from our managers.

In 2007, relatively strong demand levels allowed our operators to increase average daily room rates, particularly in the corporate transient segments. Overall transient average daily rates increased 7% when compared to last year and our overall group average room rate for these hotels increased almost 5%. We expect that the ability to achieve increases in average daily rates will moderate in 2008 in conjunction with expectations for weaker economic and demand growth.

2006 Compared to 2005

Hotel sales growth for 2006 was due to increases in RevPAR, as well as increases in food and beverage and other revenue items. Hotel sales include $863 million in 2006 from the Starwood Portfolio. Sales for properties sold in both years have been reclassified as discontinued operations. See “Discontinued Operations” below.

As of December 31, 2006, 95 of our 128 hotels were classified as comparable hotels. Comparable hotel sales increased 7.6% to approximately $3.8 billion for 2006. The revenue growth reflects the increase in comparable RevPAR of 8.5%, as a result of an increase in average room rates of 9.2% and a slight decrease in occupancy of 0.4 percentage points. The growth in average room rate was driven by a number of positive trends such as strong United States GDP growth, low growth in the supply of new luxury and upper upscale hotels and the strengthening in the group and transient segments of our business. As a result of these trends, our operators were able to significantly increase average daily room rates and continued to manage the mix of business away from lower rated discount and contract business in favor of higher rated corporate transient and corporate and association group business. However, this yield management at our hotels did result in fewer occupied rooms and was the primary factor for the slight occupancy decline. Occupancy was also affected by weakness in individual markets and temporary disruption to certain properties due to our capital expenditure program.

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

Comparable Hotel Sales by Property Type

The following table sets forth performance information as of December 31, 2006 and 2005:

Comparable Hotels By Property Type(a)

	As of December 31, 2006		Year ended December 31, 2006			Year ended December 31, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	39	22,680	$197.20	76.8%	$151.43	$179.94	76.6%	$137.90	9.8%
Suburban	29	11,138	145.94	67.3	98.27	134.69	67.7	91.12	7.8
Airport	16	7,328	135.31	73.1	98.85	122.41	75.9	92.89	6.4
Resort/ Convention	11	6,825	253.31	71.8	181.91	236.64	71.8	170.00	7.0

All Types	95	47,971	184.77	73.3	135.46	169.23	73.7	124.80	8.5

(a)	The reporting period for 2006 for our Marriott hotels is from December 31, 2005 to December 29, 2006 and for 2005 is from January 1, 2005 to December 30, 2005.

For 2006, revenues increased across all of our comparable hotel property types, led by our urban hotels, as we benefited from strong performance in several of our downtown markets such as Chicago, New York and Boston. RevPAR growth at our resort/convention hotels was driven by the RevPAR increases at our Naples, Florida and Maui, Hawaii resort/convention hotels. The increase in RevPAR at our airport hotels was less than the comparable portfolio as the increase in average room rates of 10.5% was partially offset by decreases in occupancy of 2.8 percentage points due, in part, to renovations at our San Francisco airport hotels. The comparable hotel RevPAR increase for our suburban hotels reflected an increase in average room rates of 8.4%.

Comparable Hotel Sales by Geographic Region

The following table sets forth performance information as of December 31, 2006 and 2005:

Comparable Hotels By Region(a)

	As of December 31, 2006		Year ended December 31, 2006			Year ended December 31, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	21	11,485	$201.76	74.6%	$150.44	$184.70	76.3%	$140.87	6.8%
Florida	10	6,435	192.58	70.9	136.47	177.63	71.8	127.57	7.0
Mid-Atlantic	8	5,865	227.45	79.9	181.76	207.20	78.8	163.22	11.4
DC Metro	13	5,335	185.39	71.8	133.10	173.23	76.4	132.41	0.5
North Central	12	4,906	152.28	72.2	109.89	138.55	69.0	95.58	15.0
South Central	7	4,125	144.72	71.6	103.63	131.25	74.1	97.25	6.6
Atlanta	7	2,625	188.61	70.5	132.97	171.69	69.4	119.13	11.6
New England	6	3,032	170.11	76.9	130.81	155.57	72.9	113.35	15.4
Mountain	6	2,210	132.71	65.5	86.98	119.89	64.3	77.04	12.9
International	5	1,953	151.61	72.0	109.21	134.18	72.2	96.83	12.8

All Regions	95	47,971	184.77	73.3	135.46	169.23	73.7	124.80	8.5

(a)	The reporting period for 2006 for our Marriott hotels is from December 31, 2005 to December 29, 2006 and for 2005 is from January 1, 2005 to December 30, 2005.

For 2006, we experienced RevPAR increases in all regions. Our New England region was the top performing region due to very strong group demand at our downtown Boston hotels. The North Central region also performed well primarily due to an increase in the average room rate and the average occupancy. The improvement was the result of strong growth across all segments of demand, particularly group demand at our six hotels in the Chicago market, which benefited from a significant increase in the number of city-wide convention events in 2006. Additionally, increases in comparable hotel RevPAR in our Mountain region were due primarily to RevPAR increases at our three comparable hotels in the Denver market and our hotels in the Phoenix/Scottsdale area.

RevPAR growth in our Pacific and South Central regions were moderate. Our Pacific region benefited from strong RevPAR growth in the Hawaii and San Diego markets and our South Central region had RevPAR increases driven primarily by strong increases in average room rate. The DC region was our worst performing region. Comparable hotel RevPAR in the DC region was negatively affected by the renovations at the JW Marriott, Washington, D.C., which had a significant number of rooms out of service for the first and second quarters of 2006, as well as an overall decrease in congressional activity and a reduction in group business compared to 2005, which included the effect of the Presidential inauguration.

Hotel Sales by Business Mix.    In 2006, overall demand was stronger and, therefore, our operators were able to significantly increase average daily room rates, particularly in the corporate transient segments. Overall transient average daily rates increased 10% when compared to last year and our overall group average room rate for these hotels increased almost 7%. The gap between transient rates and group rates widened in 2006, indicating that pricing power remained strong. The information above was derived from business mix data for 100 of our hotels for which business mix data is available from our managers.

2007 compared to 2006 and 2006 compared to 2005

Rental Income.    Our rental income represents lease income from our 71 leased HPT Properties and three office property leases, as well as lease income from one upper upscale hotel. Rental income improved $1 million in 2007 from 2006 and $8 million in 2006 from 2005 primarily due to the increase in operations at the leased HPT Properties as a result of investments in the properties by the lessor and improvements in the overall economy.

Property-level Operating Expenses

	2007	2006	% Change 2006 to 2007	2005	% Change 2005 to 2006
	(in millions)		(in millions)
Rooms	$789	$696	13.4%	$527	32.1%
Food and beverage	1,194	1,081	10.5	854	26.6
Other departmental and support expenses	1,290	1,158	11.4	974	18.9
Management fees	270	223	21.1	161	38.5
Other property-level expenses	395	361	9.4	279	29.4
Depreciation and amortization	517	451	14.6	347	30.0

Total property-level operating expenses	$4,455	$3,970	12.2	$3,142	26.4

Operating expenses increased each year from 2005 to 2007 due to several factors, particularly, inflation and increases in revenue driven costs at our properties. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs include a fixed component but will increase based on occupancy and with inflation, while depreciation expense is fixed except for increases as a result of acquisitions and capital expenditures. Similarly, management fees are directly effected by total revenues as well as the level of operating profit at each property. Additionally, 2007 property-level operating expenses include the property-level expenses of the Starwood Portfolio for a full year or approximately $852 million in 2007. Comparatively, property-level operating expenses for 2006 include Starwood Portfolio expenses for the period from April 10, 2006 (the purchase date) through year end 2006 of $599 million. Fiscal year 2005 has no property-level expenses for the Starwood Portfolio. Property-level operating expenses exclude the costs associated with hotels we have sold, which are included in discontinued operations.

Corporate and Other Expenses.    Corporate and other expenses primarily consist of employee salaries and benefits including stock-based compensation expense, as well as other costs such as travel, corporate insurance, audit fees, building rent and system costs. In 2007, corporate expenses decreased approximately $25 million from 2006 due to the decrease in compensation expense recorded for our stock-based compensation awards primarily due to the decline of our stock price and a significant decrease in the number of shares vested and a decrease in non-recurring costs, such as those costs recorded from the acquisition of the Starwood Portfolio and other transactions. In 2006, corporate expenses increased approximately $27 million from 2005 due to an increase in compensation expense based on the strong performance of our stock price and an increase in overall staffing levels, as well as non-recurring costs of $7 million associated with the Starwood acquisition.

Gain on Insurance Settlement.    We recorded a gain on insurance settlement of $51 million in 2007, $13 million in 2006 and $9 million in 2005. The gains relate to the insurance proceeds received for both business interruption and property damage following Hurricanes Katrina and Wilma which occurred during September and October 2005. The hurricanes caused substantial business interruption and property damage at our New Orleans Marriott and at five of our hotels located in southern Florida. During 2007, we reached final settlement with our insurers on all of these claims.

During 2007, we recognized a gain of $30 million related to business interruption insurance proceeds received as a result of lost profit primarily at our New Orleans Marriott. Additionally, all of the insurance gains of $13 million in 2006 and $9 million in 2005 represent business interruption insurance proceeds.

The remaining gain of $21 million in 2007 related to insurance proceeds for property damages sustained by these properties. The gain represents the insurance proceeds received in excess of the insurance receivable recorded on the balance sheet at the date of loss. The insurance receivable reflected the book value of the property and equipment written off and repairs and maintenance costs incurred from the hurricanes. We recognize the gains on insurance settlements once all contingencies are met, and, as a result, none of the property insurance proceeds were recognized in income during 2005 or 2006.

Interest Income.    Interest income increased $4 million in 2007 compared to 2006 and $11 million in 2006 compared to 2005 due to an increase in our cash balance and an increase in the interest rate earned.

Interest Expense.    The decrease of $28 million in interest expense for 2007 is primarily due to a net decrease in debt of approximately $253 million and a decrease in our weighted average interest rate of 0.8 percentage points to 6.0%. The decrease is partially offset by call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments totaling $45 million for 2007 compared to similar costs of $17 million for 2006.

The increase of $7 million in interest expense in 2006 from 2005 was primarily due to a net increase in debt of approximately $508 million and increased rates for our variable rate debt from 2005. The increase was partially offset by a decline from $30 million in 2005 to $17 million in 2006 for call premiums, accelerated deferred financing costs and original issue discounts and the early termination of our interest rate swap agreements associated with debt prepayments. In addition, interest expense for 2006 includes approximately $5 million of non-recurring bridge loan fees and expenses related to the Starwood acquisition.

Minority Interest Expense.    Minority interest expense decreased $9 million in 2007 due to lower net income of Host LP and a decline in the weighted average ownership percentage of the outside owners of Host LP from 3.83% to 3.42%. Host LP income in 2006 included significant gains on dispositions, net of tax, of $416 million. In 2006, the increase of $25 million over 2005 was a result of the increase in the net income of Host LP, as well as the net income of certain of our consolidated hotel partnerships that are partially owned by third parties.

Equity in Earnings (Losses) of Affiliates.    In 2007, our share of income of affiliates increased by $17 million over 2006 primarily due to an increase in earnings from our European joint venture, which was formed in 2006. However, in 2006, our share of losses of affiliates increased by $5 million compared to 2005 primarily due to the losses recorded from our investment in the European joint venture of $8 million, which included our portion of a foreign currency hedge loss of $7 million, as the venture hedged a portion of its initial investment for the acquisition of six of its hotels.

Net Gains on Property Transactions.    In 2007 and 2006, the gains primarily represent the amortization of deferred gains resulting from the sale of the HPT Properties in 1995 and 1996. In 2005, gains also included the pre-tax gain of $69 million on the sale of 85% of our interest in CBM Joint Venture LLC.

Gain (Loss) on Foreign Currency and Derivative Contracts.    The gain on foreign currency and derivative contracts in 2005 is primarily due to the $2 million increase in the fair value of the foreign currency exchange contracts on two of our Canadian hotels. These agreements were terminated in the fourth quarter of 2005.

Discontinued Operations.    Discontinued operations consist of the results of operations and the gain or loss on disposition of nine hotels sold in 2007, seven hotels sold in 2006 and five hotels sold in 2005. For 2007, 2006 and 2005, revenues for these properties during our ownership period were $35 million, $167 million and $266 million, respectively, and operating income before taxes was $15 million (which includes $7 million of gains on insurance settlements relating to our discontinued hotels), $28 million (which includes $3 million of business interruption insurance proceeds relating to our discontinued hotels) and $34 million, respectively. We recognized a gain, net of tax, of $164 million, $416 million and $19 million for 2007, 2006 and 2005, respectively, on the disposition of these hotels.

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

Cash Balances.    As of December 31, 2007, we had $488 million of cash and cash equivalents, which was an increase of $124 million from December 31, 2006. In January 2008, we paid the fourth quarter dividends of $212 million on our common and preferred stock. The increase in cash is primarily due to proceeds from asset sales and improved operations, partially offset by dividend payments and capital expenditures. Excluding amounts necessary for working capital, we intend to use the remaining available funds over time to further invest in our portfolio through capital expenditures and stock repurchases, acquire new properties, invest in foreign joint ventures or make further debt repayments. We also have $600 million available under our credit facility. We believe we have ample liquidity and access to capital markets to take advantage of investment opportunities which may arise, continue our capital expenditures program, deal with our near term maturities and other obligations and to withstand an unanticipated decline in the cash flow from our business.

Debt Transactions.    We seek to maintain a capital structure and liquidity profile with an appropriate balance of debt and equity to provide financial flexibility given the inherent volatility in the lodging industry, the debt capacity to buy assets in a downturn in the lodging cycle and the ability to continue to pay common stock dividends in the event that operations decline. Our financial flexibility is partially dependent on our ability to maintain compliance with the financial covenants under our debt agreements. In particular, the covenants under our Credit Facility and our senior notes indenture include, among others, the allowable amounts of leverage, coverage and fixed charges. Our ability to incur new debt, pay dividends and make investments is dependent upon compliance with these covenants. The liquidity and debt capacity provided by our Credit Facility is a key component of our capital structure. See “Financial Condition” for further discussion of our restrictive covenants. Since 2003, we have improved our financial covenant ratios as part of this strategy and, in 2007, we completed a number of transactions that extended our weighted average maturity, reduced interest costs and further improved our debt covenant ratios. We issued approximately $1.0 billion of debt, which consisted of $600 million of 2 5/8% Exchangeable Senior Debentures, as well as $434 million of mortgage debt. The proceeds of these facilities, along with proceeds from asset dispositions and available cash, were used to retire or prepay $1.3 billion of debt, which included $250 million outstanding under our credit facility and $1.0 billion of mortgage debt. As a result of these transactions, our debt balance has decreased by approximately $300 million to $5.6 billion as of December 31, 2007 with an average maturity of 5.7 years and a weighted average interest rate of 6.0%, which represents a decrease of approximately 80 basis points from December 31, 2006.

In addition to the above financing activities, we paid approximately $35 million of principal amortization of mortgage debt in 2007. Approximately $247 million of mortgage debt matures in 2008, in addition to $14 million of principal amortization.

We may continue to redeem or refinance senior notes and mortgage debt from time to time, including to take advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO, per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Specifically, interest expense includes $45 million and $17 million for 2007 and 2006, respectively, for call premiums, the acceleration of deferred financing costs and original issue discounts and the termination of related interest rate swap agreements associated with debt prepayments of $4 million in 2006.

Equity Transactions.    On February 19, 2008, Host’s Board of Directors authorized a program to repurchase up to $500 million of common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. Host currently has approximately 523 million shares outstanding.

Acquisitions and Dispositions.    In July 2007, the European joint venture acquired three properties in Brussels, Belgium for $129 million, including our investment of $12 million. For 2007, we sold nine domestic properties for total proceeds of approximately $400 million and a gain of approximately $164 million, net of tax. The proceeds from the sales were used to repay debt, invest in our portfolio or for general corporate purposes.

We may acquire additional properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. Currently, we are in discussions with a potential partner to invest in properties in the Asia/Pacific region. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from sales of properties from our existing portfolio, the incurrence of debt, available cash, advances under our credit facility, proceeds from equity offerings of Host, or issuance of OP units by Host LP.

Capital Expenditures.    During 2007, we continued our capital expenditure programs, which included the renovation of approximately 6,500 rooms and approximately 625,000 square feet of meeting space. In 2007, our renewal and replacement capital expenditures were approximately $267 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixtures and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $346 million on repositioning/ROI and value enhancement projects in 2007. These projects are expected to enhance the competitiveness at our properties and should help drive operating performance.

Sources and Uses of Cash

Cash Provided by Operations.    Our cash provided by operations for 2007 increased $120 million to $1.0 billion from $881 million in 2006, due primarily to the growth in RevPAR, improvements in operating margins and a full year of operations from the properties acquired from Starwood.

Cash Used in Investing Activities.    Approximately $192 million of cash was used in investing activities during 2007. This included approximately $400 million of net proceeds from the sales of nine properties and excess land in 2007, which was offset by capital expenditures of $613 million.

The following table summarizes significant investing activities that have been completed since the beginning of fiscal year 2006 (in millions):

Transaction Date		Description of Transaction	(Investment) Sale Price
Acquisitions
August	2007	Investment in European joint venture(1)	$(12)
February	2007	Purchase of the Atlanta Marriott Perimeter Center ground lease	(15)
September	2006	Purchase of The Westin Kierland Resort & Spa(2)	(393)
July	2006	Investment in European joint venture(3)	(61)
May/June	2006	Investment in European joint venture(4)	(72)

		Total acquisitions	$(553)

Dispositions
December	2007	Sale of Sheraton Tucson	$25
November	2007	Sale of Minneapolis Marriott Southwest	45
August	2007	Sale of excess land	5
February	2007	Sale of Miami Airport Marriott	57
February	2007	Sale of Raleigh Marriott Crabtree Valley	48
February	2007	Sale of the Fairview Park Marriott	109
January	2007	Sale of Sheraton Milwaukee Brookfield Hotel	28
January	2007	Sale of Sheraton Providence Airport Hotel	10
January	2007	Sale of Capitol Hill Suites	39
January	2007	Sale of Marriott Mountain Shadows Resort	42
September	2006	Sale of The Ritz-Carlton, Atlanta	80
September	2006	Sale of Detroit Marriott Livonia	21
March	2006	Sale of Swissôtel The Drake, New York	440
February	2006	Sale of Marriott at Research Triangle Park	28
February	2006	Sale of Chicago Marriott Suites Deerfield	27
January	2006	Sale of Albany Marriott	58
January	2006	Sale of Fort Lauderdale Marina Marriott	146

		Total dispositions	$1,208

(1)	During the third quarter of 2007, we invested approximately $12 million, or €9 million, in the European joint venture to fund our portion of the acquisition of three hotels located in Belgium.
(2)	Investment price includes assumption of $135 million of mortgage debt.
(3)	During the third quarter of 2006, we invested approximately $61 million, or €46 million, in the European joint venture to fund our portion of the acquisition of the Hotel Arts Barcelona.
(4)	Investment price includes the contribution of the Sheraton Warsaw Hotel & Towers valued at $59 million on May 2, 2006, which was acquired from Starwood on April 10, 2006, and cash to the European joint venture.

Cash Provided by/Used in Financing Activities.    Cash used in financing activities was $685 million for 2007 and cash provided by financing activities was $154 million for 2006. During 2007 and 2006, cash provided by financing activities included the issuance of debt securities for approximately $1.0 billion and $1.4 billion, respectively, net of financing costs. Cash used in financing activities in 2007 and 2006 consisted of debt prepayments of approximately $1.3 billion and $913 million, respectively, and scheduled principal repayments of $35 million and $59 million, respectively.

During 2007, we increased our common stock dividend payments by $153 million to $444 million due to our strong growth in operations that resulted in an increase in taxable income. We also paid $9 million and $18 million for 2007 and 2006, respectively, of dividends on our preferred stock. Preferred stock dividends for 2006 include dividends related to our Class C Preferred Stock, which was redeemed in May 2006.

The table below summarizes significant debt (net of deferred financing costs) and equity transactions since January 2006 (not including the conversion of our Convertible Subordinated Debentures in 2006 into 24.0 million common shares or the approximately 133.5 million shares of Host common stock issued in the Starwood acquisition, as these are non-cash transactions) (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt
October	2007	Repayment of New Orleans Marriott, San Antonio Marriott Rivercenter, San Ramon Marriott and Santa Clara Marriott mortgages with an interest rate of 8.22%	$(190)
June	2007	Repayment of 9.375% Senior Notes	(6)
May	2007	Defeasance of 7.61% CMBS Loan	(514)
April	2007	Prepayment of the Philadelphia Marriott Convention Center mortgages with a weighted average interest rate of 8.52%	(96)
April	2007	Prepayment of the 8.41% Four Seasons Hotel, Atlanta mortgage	(33)
March	2007	Proceeds from the issuance of 2 5/8% Exchangeable Senior Debentures due 2027	589
March	2007	Prepayment of the 7.42% mortgage on the JW Marriott, Washington, D.C.(1)	(88)
March	2007	Proceeds from the issuance of the 5.53% mortgage loan secured by the Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa	298
March	2007	Repayment of the Credit Facility	(175)
February	2007	Proceeds from 5.55% Harbor Beach Marriott mortgage refinancing	134
February	2007	Repayment of 8.58% Harbor Beach mortgage	(88)
January	2007	Repayment of the Credit Facility	(75)
December	2006	Draw on the Credit Facility	250
December	2006	Redemption of 9 1/4% Series G senior notes	(242)
December	2006	Redemption of 9 1/2% Series I senior notes	(450)
November	2006	Proceeds from the issuance of 6 7/8% Series R senior notes(2)	490
September	2006	Assumption of mortgage debt on The Westin Kierland Resort & Spa	135
June	2006	Repayment of 8.39% mortgage on the Boston Marriott Copley Place	(84)
May	2006	Redemption of the remaining 7 7/8% Series B senior notes	(136)
April	2006	Assumption of mortgage debt from Starwood	77
April	2006	Redemption of outstanding Convertible Preferred Securities	(2)
March	2006	Proceeds from the issuance of 6 3/4% Series P senior notes(2)	787
January	2006	Proceeds from the issuance of 5.195% Canadian mortgage loan	116
January	2006	Repayment of the Credit Facility	(20)
2007/2006		Principal amortization	(94)

		Net debt transactions	$583

Equity
May	2006	Redemption of 5.98 million shares of 10% Class C preferred stock	$(151)

		Net equity transactions	$(151)

(1)	The JW Marriott, Washington, D.C. mortgage debt had a floating interest rate of LIBOR plus 210 basis points. The interest rate shown reflects the rate as of the date of the transaction.
(2)	The Series R senior notes were exchanged for Series S senior notes in February 2007. The Series P senior notes were exchanged for Series Q senior notes in August 2006.

Financial Condition

As of December 31, 2007, our total debt was $5.6 billion all of which carried a fixed rate of interest. Total debt was comprised of (in millions):

	December 31, 2007	December 31, 2006
Series K senior notes, with a rate of 7 1/ 8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	347	347
Series O senior notes, with a rate of 6 3/ 8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/ 4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/ 8% due November 2014	497	496
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	496	495
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	592	—
Senior notes, with an average rate of 10% and 9.7% at December 31, 2007 and December 31, 2006, respectively, due May 2012	7	13

Total senior notes	4,114	3,526
Mortgage debt secured by $2.1 billion of real estate assets, with an average interest rate of 6.6% at December 31, 2007 and 7.5% at December 31, 2006	1,423	2,014
Credit Facility	—	250
Other	88	88

Total debt	$5,625	$5,878

Aggregate debt maturities at December 31, 2007 are as follows (in millions):

2008	$261
2009	319
2010	511
2011	141
2012	968
Thereafter	3,441

5,641
Discount on senior notes	(18)
Capital lease obligations	2

$5,625

Senior Notes

General.    The following summary is a description of the material provisions of the indentures governing our various senior notes issues by Host LP, which we refer to collectively as the senior notes indenture. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all subordinated obligations of Host LP. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and currently are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. The pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. Because our leverage ratio is below this threshold, we have the right to release all pledges at any time. In October 2005, we exercised this right for pledges of capital stock that would have been otherwise required subsequent to this date.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA to interest coverage ratio of at least 2.0x by Host LP. Host LP is able to make distributions to enable Host to pay dividends on its preferred stock under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as interest on our Convertible Subordinated Debentures, call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. Additionally, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting our ability to incur indebtedness and pay dividends include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values) and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common dividends and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. Our senior notes indenture also imposes restrictions on customary matters, such as our ability to pay dividends on, redeem or repurchase our equity interests; make investments; permit payment or dividend restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. As of December 31, 2007, we are in compliance with all of our financial covenants under our senior notes indentures.

$600 million Exchangeable Senior Debentures.    On March 23, 2007, Host LP issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of our common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, shares, cash or a combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The current exchange rate is 31.35 shares of our common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host common stock. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter.

$500 million Exchangeable Senior Debentures.    On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 60.9201 shares for each

$1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $16.41 per share). The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for stock rather than receive the cash redemption price.

Credit Facility

General.    On May 25, 2007, we entered into a second amended and restated bank credit facility (which we refer to as the Credit Facility) with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The Credit Facility provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the Credit Facility to exceed $300 million. The Credit Facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The Credit Facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met in September 2011. Subject to certain conditions, we also have the option to increase the amount of the facility by up to $400 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. Currently, there are no amounts outstanding under the Credit Facility.

The obligations under the Credit Facility are guaranteed by certain of our existing subsidiaries and is currently secured by pledges of equity interests in many of our subsidiaries. As with the prior facility, the pledges are permitted to be released in the event that certain conditions are satisfied, including the requirement that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. As a result of having satisfied such conditions under the prior credit facility, currently we are not required to pledge our equity interests in any newly acquired or formed subsidiary, and at our elections, may obtain a release of all existing pledges for so long as our leverage ratio continues to be below 6.0x for two consecutive fiscal quarters. The guarantees and pledges ratably benefit our Credit Facility, as well as the notes outstanding under our senior notes indenture and interest rate swap agreements and other hedging agreements with lenders that are parties to the Credit Facility.

Financial Covenants.    While the financial covenants under the Credit Facility are generally comparable to those contained in our prior facility (including covenants concerning leverage, fixed charge coverage and unsecured interest coverage), they are set at less restrictive levels than the corresponding covenants contained in our prior facility. Specifically, prior to the end of our third quarter of 2009, we are permitted to make borrowings and maintain amounts outstanding under the Credit Facility so long as our leverage ratio is not in excess of 7.5x and our unsecured coverage ratio is not less than 1.5x. Thereafter, the maximum leverage ratio under the Credit Facility is reduced to 7.25x, with the minimum unsecured coverage ratio continuing to be set at 1.5x. In all cases, if our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the Credit Facility to exceed $300 million. The financial covenants for the Credit Facility do not apply when there are no borrowings under the Credit Facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the Credit Facility in the future if we were ever to come back into compliance with the financial covenants. As of December 31, 2007, our leverage ratio is 3.5x versus the 7.5x maximum leverage ratio allowed under the Credit Facility and our fixed charge coverage ratio is 3.0x versus the 1.0x minimum fixed charge coverage ratio allowed under the Credit Facility. Accordingly, we are in compliance with these and all of our other financial covenants under the Credit Facility as of December 31, 2007.

The following table summarizes the financial tests contained in the credit facility:

	Financial Covenant Levels
Year	Minimum unsecured interest coverage ratio(a)	Maximum leverage ratio		Minimum fixed charge coverage ratio
2007	1.75	7.5		1.00
2008	1.75	7.5		1.00
2009	1.75	7.5	(b)	1.05
2010	1.75	7.25		1.10
2011	1.75	7.25		1.15

(a)	If, at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will lower to 1.5x.
(b)	The maximum leverage ratio declines to 7.25x at the end of the third quarter 2009, and remains at 7.25x thereafter.

Interest and Fees.    We pay interest on borrowings under the Credit Facility at floating interest rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR, which represents a reduction from the previous spread of 200 to 300 basis points over LIBOR due to the amended Credit Facility. Based on our current leverage ratio of 3.5x, we can borrow at a rate of LIBOR plus 65 basis points. To the extent that amounts under the Credit Facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment. The commitment fee has been reduced from a range of 35 to 55 basis points to a range of 10 to 15 basis points.

Other Covenants.    The Credit Facility contains restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends contained in the Credit Facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the Credit Facility’s restrictions on incurrence of debt and the payment of dividends are generally consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the Credit Facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain our tax status as a REIT.

Mortgage and Other Debt

General.    As of December 31, 2007, we had 16 assets that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2007, secured debt represented approximately 25% of our total debt and our aggregate secured debt had an average interest rate of 6.6% and an average maturity of 4.9 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2007 (in millions):

	Balance as of December 31, 2007	2008	2009	2010	2011	2012	Thereafter
Mortgage Debt
Orlando Marriott World Center, 7.48%, due 7/1/2008	$209	$209	$—	$—	$—	$—	$—
San Diego Marriott Hotel and Marina, 8.45%, due 7/1/2009	178	3	175	—	—	—	—
Atlanta Marriott Marquis, 7.4%, due 2/11/2023(1)	133	4	5	5	5	6	108
The Westin Kierland, 5.08%, due 12/1/2009	134	—	134	—	—	—	—
Harbor Beach Marriott Resort and Spa, 5.55%, due 3/1/2014	134	—	—	—	—	—	134
The Ritz-Carlton, Naples and Newport Beach Marriott Bayview, 5.531%, Due 3/1/2014	300	—	—	—	—	—	300
Desert Springs, a JW Marriott Resort and Spa, 7.8%, due 12/11/2022(1)	83	3	3	4	4	4	65
The Westin Tabor Center, 8.51%, due 12/11/2023	43	1	1	1	1	2	37
Other mortgage debt(2)	209	40	2	1	130	—	36

Total mortgage debt	1,423	260	320	11	140	12	680

Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	—	40
Capital leases and other(3)	48	—	—	—	—	—	48

Total other debt	88	—	—	—	—	—	88

Total mortgage and other debt	$1,511	$260	$320	$11	$140	$12	$768

(1)	Beginning in 2010, the interest rate on these loans increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnerships that own these two properties is applied to principal; however, the loans can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(2)	Other mortgage debt consists of individual mortgage debt amounts that are less than $40 million, have an average interest rate of 6.2% at December 31, 2007 and mature through 2022.
(3)	Capital leases and other consist of three loans with an average interest rate of 7.1% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests

For the entities that we consolidate in our financial statements that have third party minority partnership interests, the proportion of mortgage debt included in the above table that is attributable to the minority owners, based on their percentage of ownership of the partnerships, is approximately $88 million. Additionally, we have minority interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The proportion of the mortgage and other debt of these partnerships attributable to us, based on our percentage of ownership of the partnerships, was $351 million at December 31, 2007. Approximately 90% of this debt balance is due to our 32.1% ownership interest in the European joint venture. The debt of our unconsolidated partnerships is non recourse to us.

Credit Ratings

Currently, we have approximately $4.125 billion of senior notes outstanding and $100 million of preferred stock that are rated by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings. Moody’s rating on our senior notes debt is Ba1 and our preferred stock is Ba2. Standard & Poor’s rating on our senior debt is BB and the rating on our preferred stock is B. Fitch’s rating on our senior notes debt is BB+ and our preferred stock is BB. If our operations or our credit ratios were to decline, the ratings on our securities could be reduced. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, either in connection with a refinancing or otherwise, or additional preferred stock would likely increase.

Dividend Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of February 25, 2008, Host is the owner of substantially all of the preferred OP units and approximately 97% of the common OP units. The remaining 3% of the common OP units are held by various third-party limited partners.

Investors should take into account the 3% minority position in Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. When Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per common unit distribution by Host LP to Host, as well as to other common OP unit holders.

Host’s current policy on common dividends is generally to distribute, over time, 100% of its estimated annual taxable income. Host intends to pay a regular quarterly dividend of $0.20 per share, and, in addition, to declare a special dividend during the fourth quarter of each year, the amount of which will vary depending on Host’s level of estimated taxable income. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2007, we are party to the following material off-balance sheet arrangements:

Unconsolidated Investments.    We have invested approximately €115 million ($150 million) in the European joint venture. Under the joint venture’s partnership agreement, the aggregate size of the European joint venture can increase to approximately €533 million of equity (of which approximately €171 million would be contributed by Host LP) and, once all funds have been invested, would be approximately €1.5 billion of assets. The European joint venture currently has €688.5 million of debt outstanding, none of which is recourse to us.

As of December 31, 2007, the aggregate size of the European joint venture was approximately €1.1 billion ($1.5 billion), including total capital contributions of approximately €359 million ($464 million), of which a total of approximately €115 million ($150 million) was from the contribution by us of cash and the Sheraton Warsaw

Hotel & Towers. In connection with the European joint venture, the partners agreed that they would not individually make investments that are consistent with the European joint venture’s investment parameters for a period of two years (three years in the case of Host) or until at least 90% of its committed capital is called or reserved for use prior to such date.

On February 5, 2008, we entered into a foreign currency forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We hedged €30 million ($43 million) of our investment and the forward purchase will occur in August 2011. The derivative is considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, will be marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholder’s equity portion of our balance sheet.

We also have other unconsolidated investments with a total of $814 million in debt with various partners. For additional detail on these investments and the European joint venture, see Note 3, “Investments in Affiliates,” and Note 7, “Leases,” in the accompanying consolidated financial statements.

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

Tax Indemnification Agreements.    For reasons relating to federal and state income tax considerations of the former and current owners of five hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. These agreements require that we indemnify the owners for their tax consequences resulting from our selling the hotel or refinancing the mortgage debt during the period under the agreements, most of which will expire between 2008 and 2010. We also have agreed not to sell more than 50% of the original allocated value attributable to a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for federal income tax purposes. Because the timing of these potential transactions is within our control, we believe that the likelihood of any material indemnification to be remote and, therefore, not material to our financial statements. On average, these restrictions will generally expire, or cease to be significant, in 2009.

Guarantees.    We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $25 million as of December 31, 2007.

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

Contractual Obligations

The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2007 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$7,303	$591	$1,422	$1,628	$3,662
Capital lease obligations	2	1	1	—	—
Operating lease obligations(2)	1,546	121	233	183	1,009
Purchase obligations(3)	404	382	22	—	—
Other long-term liabilities reflected on the balance sheet(4)	13	—	11	—	2

Total	$9,268	$1,095	$1,689	$1,811	$4,673

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in the long-term debt obligations based on the weighted average interest rate.
(2)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and the HPT subleases of approximately $9 million and $347 million, respectively, payable to us under non-cancelable subleases.
(3)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the 2007 amount reflects prior year contracts that were deferred or not completed. See “Capital Expenditures.”
(4)	The amounts shown include deferred management fees and the estimated amount of tax expense based upon FIN 48. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and, is therefore, not determinable.

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

•

Classification of Assets as “Held for Sale.    Our policy for the classification of a hotel as held for sale is intended to ensure that the sale of the asset is probable, will be completed within one year and that actions required to complete the sale are unlikely to change or that the planned sale will be withdrawn. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we will typically classify properties that we are actively marketing as held for sale when all of the following conditions are met:

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

•

Valuation of Deferred Tax Assets.    We have approximately $98 million, net of a valuation allowance of $25 million, of consolidated deferred tax assets as of December 31, 2007. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $98 million of deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

•

Valuation of Derivative Contracts.    We will occasionally enter into derivative products including interest rate and foreign currency swaps, caps and collars. Derivative instruments are fair valued each quarter and the increase or decrease in fair value is recorded in net income (loss) unless the instrument qualifies as a hedge under SFAS 133. We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted expected cash payments. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our derivatives is likely to fluctuate from year to year based on changing levels of interest and exchange rates and shortening terms to maturity.

•

Stock Compensation.    We recognize costs resulting from our share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity classified awards or liability classified awards. The classification of our restricted stock awards as either an equity award or a liability award is primarily based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. The value of these restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. All restricted stock awards to senior executives have been classified as liability awards, primarily due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding. Restricted stock awards to our upper-middle management have been classified as equity awards as these awards do not have the optional tax withholding feature.

We utilize a simulation, or Monte Carlo, model to determine the fair value of our restricted stock awards classified as liability awards. The utilization of this model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates, the risk profile of our common shares compared to our peer group and the amount of our awards expected to be forfeited. We have recorded approximately $5 million of compensation expense related to our share-based payment awards during 2007.

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

Application of New Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R provides principles on the recognition and measurement of the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. The standard particularly requires the assets acquired, liabilities assumed and noncontrolling interests to be measured at the acquisition date fair value, including contingent considerations. Furthermore, FAS 141R prohibits acquisition-related costs, such as due diligence, legal and accounting fees, from being applied in the determination of fair value. We will adopt the provisions of this statement beginning in the first quarter of 2009 prospectively. We do not believe the adoption of this statement will materially affect the recognition and measurement related to our future business combinations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“FAS 160”), which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interest to be presented as a separate component of equity in the consolidated balance sheet. FAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. We will adopt this standard beginning in the first quarter of 2009 prospectively and any presentation and disclosure requirements retrospectively. Upon the adoption of this standard, we will reclassify interests of our minority partners from the mezzanine level of the balance sheet to stockholders equity. As of December 31, 2007, this balance totaled $216 million. Additionally, the income attributable to minority partners will no longer be deducted in our determination of net income and net income would have increased by $32 million, $41 million and $16 million for 2007, 2006 and 2005, respectively. However, the expense will be deducted in our determination of net income available to common shareholders. Therefore, we do not anticipate that the adoption of this standard will have a material effect on our income available to common shareholders or our diluted earnings per share.

The FASB recently proposed FASB staff position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-a”). The proposed FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized in subsequent periods. Our 2007 Debentures (“Exchangeable Debentures”) are within the scope of FSP 14-a; therefore, we would be required to record the debt portions of our Exchangeable Debentures at their fair value on the date of issuance and amortize the discount into interest expense over the life of the debt. However, there would be no effect on our cash interest payments. Applying FSP 14-a to our 2007 Debentures would decrease our diluted earnings per share and our FFO per diluted share by approximately $.02 in 2007. The effective date for this FSP 14-a has not been determined.

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

Of the 119 hotels that we owned on December 31, 2007, 93 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2007 are excluded from comparable hotel results for these periods:

•	Atlanta Marriott Marquis (major renovation started August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005);

•	The Westin Kierland Resort & Spa (acquired in September 2006); and

•	23 consolidated hotels that we acquired from Starwood on April 10, 2006.

Additionally, the operating results of the 16 hotels we disposed of in 2007 and 2006 also are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

In addition to comparable hotel RevPAR, we also have presented Comparable Hotel plus the Starwood Portfolio RevPAR. This represents our comparable hotels (described above) plus the 23 hotels acquired from Starwood on April 10, 2006 that we own as of December 31, 2007. Accordingly, we have included the results of the Starwood Portfolio for periods prior to our ownership in 2006 in the determination of the comparable hotel plus Starwood Portfolio RevPAR. Given the significance of the Starwood Portfolio to our operating results, we believe this supplemental presentation provides useful information to investors.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with groupings recognized in the lodging industry.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific—California, Hawaii, Oregon and Washington;

•	Mountain—Arizona and Colorado;

•	North Central—Illinois, Indiana, Michigan, Minnesota, Missouri and Ohio;

•	South Central—Louisiana, Tennessee and Texas;

•	New England—Connecticut, Massachusetts and New Hampshire;

•	Mid-Atlantic—Pennsylvania, New Jersey and New York;

•	DC Metro—Maryland, Virginia and Washington, D.C.;

•	Atlanta—Georgia and North Carolina;

•	Florida—Florida; and

•	International—Canada, Mexico and Chile.

Property types consist of the following:

•	Urban—Hotels located in primary business districts of major cities;

•	Suburban—Hotels located in office parks or smaller secondary markets;

•	Resort/convention—Hotels located in resort/convention destinations such as Arizona, Florida, Hawaii and Southern California; and

•	Airport—Hotels located at or near airports.

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

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2008, 2007 and 2006. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2008		2007		2006
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 21	81	January 1—March 23	82	January 1—March 24	83
Second Quarter	March 22—June 13	84	March 24—June 15	84	March 25—June 16	84
Third Quarter	June 14—September 5	84	June 16—September 7	84	June 17—September 8	84
Fourth Quarter	September 6—December 31	117	September 8—December 31	115	September 9—December 31	114

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

For Hotel Operating Statistics and Comparable Hotel Results.    In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) and our comparable hotel results are always reported based on the reporting cycle used by Marriott for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of fourth quarters comprised of seventeen weeks (such as fiscal year 2008) versus sixteen weeks). This means, however, that the reporting periods we use for hotel operating statistics and our comparable hotel results may differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. Set forth below are the quarterly start and end dates that are used for our hotel operating statistics and comparable hotel results reported herein. Results from hotel managers reporting on a monthly basis are included in our operating statistics and comparable hotel results consistent with their reporting in our consolidated statement of operations.

Hotel Result Reporting Periods for Operating Statistics

and Comparable Hotel Results—for Marriott Managed Properties

	2008		2007		2006
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	December 29—March 21	84	December 30—March 23	84	December 31—March 24	84
Second Quarter	March 22—June 13	84	March 24—June 15	84	March 25—June 16	84
Third Quarter	June 14—September 5	84	June 16—September 7	84	June 17—September 8	84
Fourth Quarter	September 6—January 2	119	September 8—December 28	112	September 9—December 29	112

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

The following tables provide a reconciliation of net income available to common shareholders per share to FFO per diluted share (in millions, except per share amounts):

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Year ended December 31,
	2007			2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income available to common stockholders	$718	522.1	$1.38	$718	481.8	$1.49
Adjustments:
Gain on dispositions, net of taxes	(164)	—	(.31)	(416)	—	(.87)
Gain on insurance settlements(a)	(22)	—	(.04)	—	—	—
Amortization of deferred gains, net of taxes	(6)	—	(.01)	(1)	—	—
Depreciation and amortization	519	—	.99	462	—	.96
Partnership adjustments	30	—	.06	34	—	.07
FFO of minority partners of Host LP(b)	(37)	—	(.07)	(30)	—	(.06)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	.9	(.01)	—	2.0	(.01)
Assuming conversion of 2004 Exchangeable Senior Debentures	19	30.5	(.08)	19	29.0	(.05)
Assuming conversion of Convertible Subordinated Debentures	—	—	—	2	1.9	—

FFO per diluted share(c)(d)	$1,057	553.5	$1.91	$788	514.7	$1.53

(a)	Represents the gain during the period from the settlement of property insurance claims, including the gains that are included in discontinued operations related to hotels that we have sold.
(b)	Represents FFO attributable to the minority interests in Host LP.
(c)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(d)	FFO per diluted share and earnings per diluted share for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per share amounts):

	Year ended December 31,
	2007		2006
	Net Income	FFO	Net Income	FFO
Senior notes redemptions and debt prepayments(1)	$(46)	$(46)	$(22)	$(22)
Gain on hotel dispositions, net of taxes	164	—	416	—
Non-recurring Starwood acquisition costs(2)	—	—	(17)	(17)
Preferred stock redemptions(3)	—	—	(8)	(8)
Minority interest benefit (expense)(4)	(4)	2	(14)	2

Total	$114	$(44)	$355	$(45)

Diluted shares	554.7	553.5	483.8	514.7
Per diluted share	$.21	$(.08)	$.73	$(.09)

(1)	Represents call premiums, the acceleration of original issue discounts and deferred financing costs, the termination costs of interest rate swaps, as well as incremental interest during the call or prepayment notice period included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.
(2)	Represents non-recurring costs incurred in conjunction with the acquisition of the Starwood Portfolio that are required to be expensed under GAAP, including start-up costs, bridge loan fees and expenses and the Company’s portion of a foreign currency hedge loss by the European joint venture as the venture hedged a portion of its initial investment for the acquisition of six of its European hotels.
(3)	Represents the original issuance costs and incremental dividends during the redemption notice period associated with the redemption of the Class C preferred stock in 2006.
(4)	Represents the portion of the significant transactions attributable to minority partners in Host LP.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results(a)

(in millions, except hotel statistics)

	Year ended December 31,
	2007	2006
Number of hotels	93	93
Number of rooms	47.480	47,480
Percent change in Comparable Hotel RevPAR	5.8%	—
Comparable hotel sales
Room	$2,514	$2,375
Food and beverage(c)	1,282	1,236
Other	275	256

Comparable hotel sales(b)	4,071	3,867

Comparable hotel expenses
Room	587	561
Food and beverage(e)	922	902
Other	156	151
Management fees, ground rent and other costs	1,283	1,212

Comparable hotel expenses(d)	2,948	2,826

Comparable hotel adjusted operating profit	1,123	1,041
Non-comparable hotel results, net(f)	356	248
Office buildings and limited services properties, net(g)	9	8
Depreciation and amortization	(517)	(451)
Corporate and other expenses	(69)	(94)
Gain on insurance settlements	51	10

Operating profit per the consolidated statements of operations	$953	$762

(a)	The reporting period for 2007 is from December 30, 2006 to December 28, 2007 and for 2006 is from December 31, 2005 to December 29, 2006.
(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Year ended December 31,
	2007	2006
Revenues per the consolidated statements of operations	$5,426	$4,813
Non-comparable hotel sales	(1,306)	(903)
Hotel sales for the property for which we record rental income	50	53
Rental income for office buildings and select service hotels	(92)	(89)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(7)	(7)

Comparable hotel sales	$4,071	$3,867

(c)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Year ended December 31,
	2007	2006
Food and beverage sales per the consolidated statements of operations	$1,644	$1,472
Non-comparable food and beverage sales	(388)	(262)
Food and beverage sales for the property for which we record rental income	28	28
Adjustment for food and beverage sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(2)	(2)

Comparable food and beverage sales	$1,282	$1,236

(d)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Year ended December 31,
	2007	2006
Operating costs and expenses per the consolidated statements of operations	$4,473	$4,051
Non-comparable hotel expenses	(952)	(657)
Hotel expenses for the property for which we record rental income	50	53
Rent expense for office buildings and select service hotels	(83)	(81)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	(5)
Depreciation and amortization	(517)	(451)
Corporate and other expenses	(69)	(94)
Gain on property insurance settlements	51	10

Comparable hotel expenses	$2,948	$2,826

(e)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Year ended December 31,
	2007	2006
Food and beverage expenses per the consolidated statements of operations	$1,194	$1,081
Non-comparable food and beverage expense	(288)	(194)
Food and beverage expenses for the property for which we record rental income	18	17
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(2)	(2)

Comparable food and beverage expenses	$922	$902

(f)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.
(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Convertible Subordinated Debentures are valued based on quoted market prices. Currently, all of our outstanding debt has a fixed interest rate and we have no derivative financial instruments that are used to hedge interest rate risk or that are held for trading purposes. However, going forward, we may use derivative financial instruments to manage, or hedge, interest rate risks related to future borrowings.

The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	($ in millions)
Liabilities
Debt:
Fixed rate	$261	$319	$507	$141	$957	$3,440	$5,625	$5,604
Average interest rate	6.0%	5.9%	6.1%	6.2%	6.6%	6.7%

Total debt							$5,625	$5,604

As of December 31, 2007, all of our debt bears interest at fixed rates. Our current debt structure largely mitigates the impact of changes in interest rates on our cash interest payments. Our credit facility is sensitive to changes in interest rates, which is based on a spread over LIBOR, ranging from 65 basis points to 150 basis points. There were no amounts outstanding on our credit facility at December 31, 2007. We pay a quarterly commitment fee on the unused portion of the loan commitment that ranges from 10 to 15 basis points.

During March 2007, we prepaid our $88 million mortgage on the JW Marriott, Washington, D.C. As a result, we terminated an interest rate cap that capped the floating interest rate of the loan at 8.1%. The cap represented a derivative that was marked to market each period and the gains and losses from changes in the market value of the cap were recorded in gain (loss) on foreign currency and derivative contracts.

As of December 31, 2006, approximately 6% of our debt bore interest at variable rates, which included our JW Marriott, Washington, D.C. mortgage, based on LIBOR plus 210 basis points, and our credit facility, based on LIBOR plus a spread of 200 basis points to 300 basis points. During 2006, we terminated our interest rate swap agreements related to our Series G and I senior notes for approximately $1 million and $3 million, respectively. As we received fixed rate payments and paid floating rate payments under the swap agreements, we designated them as fair value hedges and amounts paid or received were recognized as adjustments to interest expense.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico, Chile and our European joint venture), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into in the past were strictly to hedge foreign currency risk and not for trading purposes. As of December 31, 2007, we have no outstanding foreign currency contracts.

On February 5, 2008, we entered into a foreign currency forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We hedged €30 million ($43 million) of our investment and the forward purchase will occur in August 2011. The derivative is considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, will be marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholder’s equity portion of our balance sheet.

Item 8. Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Host Hotels & Resorts, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as indicated in Item 9a Internal Control Over Financial Reporting of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Host Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Host Hotels & Resorts, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 25, 2008

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(in millions, except per share amounts)

	2007	2006
ASSETS
Property and equipment, net	$10,588	$10,584
Assets held for sale	—	96
Due from managers	106	51
Investments in affiliates	194	160
Deferred financing costs, net	51	60
Furniture, fixtures and equipment replacement fund	122	100
Other	198	199
Restricted cash	65	194
Cash and cash equivalents	488	364

Total assets	$11,812	$11,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Debt
Senior notes, including $1,088 million and $495 million, net of discount, of Exchangeable Senior Debentures, respectively	$4,114	$3,526
Mortgage debt	1,423	2,014
Credit facility	—	250
Other	88	88

Total debt	5,625	5,878
Accounts payable and accrued expenses	315	243
Other	215	252

Total liabilities	6,155	6,373

Interest of minority partners of Host Hotels & Resorts, L.P. (redemption value of $312 million at December 31, 2007)	188	185
Interest of minority partners of other consolidated partnerships (redemption value of $139 million at December 31, 2007)	28	28
Stockholders’ equity
Cumulative redeemable preferred stock (liquidation preference $100 million), 50 million shares authorized; 4.0 million shares issued and outstanding	97	97
Common stock, par value $.01, 750 million shares authorized; 522.6 million shares and 521.1 million shares issued and outstanding, respectively	5	5
Additional paid-in capital	5,673	5,680
Accumulated other comprehensive income	45	25
Deficit	(379)	(585)

Total stockholders’ equity	5,441	5,222

Total liabilities and stockholders’ equity	$11,812	$11,808

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

(in millions, except per common share amounts)

	2007	2006	2005
REVENUES
Rooms	$3,306	$2,925	$2,198
Food and beverage	1,644	1,472	1,147
Other	356	297	238

Total hotel sales	5,306	4,694	3,583
Rental income	120	119	111

Total revenues	5,426	4,813	3,694

EXPENSES
Rooms	789	696	527
Food and beverage	1,194	1,081	854
Other departmental and support expenses	1,290	1,158	974
Management fees	270	223	161
Other property-level expenses	395	361	279
Depreciation and amortization	517	451	347
Corporate and other expenses	69	94	67
Gain on insurance settlement	(51)	(13)	(9)

Total operating costs and expenses	4,473	4,051	3,200

OPERATING PROFIT	953	762	494
Interest income	37	33	22
Interest expense	(422)	(450)	(443)
Net gains on property transactions	6	1	80
Gain on foreign currency and derivative contracts	—	—	2
Minority interest expense	(32)	(41)	(16)
Equity in earnings (losses) of affiliates	11	(6)	(1)

INCOME BEFORE INCOME TAXES	553	299	138
Provision for income taxes	(3)	(5)	(24)

INCOME FROM CONTINUING OPERATIONS	550	294	114
Income from discontinued operations.	177	444	52

NET INCOME	727	738	166
Less: Dividends on preferred stock	(9)	(14)	(27)
Issuance costs of redeemed preferred stock	—	(6)	(4)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$718	$718	$135

BASIC EARNINGS PER COMMON SHARE:
Continuing operations	$1.04	$.57	$.23
Discontinued operations	.34	.92	.15

BASIC EARNINGS PER COMMON SHARE	$1.38	$1.49	$.38

DILUTED EARNINGS PER COMMON SHARE:
Continuing operations	$1.01	$.56	$.23
Discontinued operations	.32	.92	.15

DILUTED EARNINGS PER COMMON SHARE:	$1.33	$1.48	$.38

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

(in millions)

Shares Outstanding			Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Comprehensive Income
Preferred	Common
14.0	351.4	Balance, December 31, 2004	$337	$3	$2,953	$(911)	$13
—	—	Net income	—	—	—	166	—	$166
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	3	3
—	—	Unrealized loss on HMS Host common stock to net income	—	—	—	—	(1)	(1)

—	—	Comprehensive income						$168

—	1.7	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	20	—	—
—	—	Dividends on common stock	—	—	—	(147)	—
—	—	Dividends on preferred stock	—	—	—	(27)	—
—	1.1	Redemptions of limited partner interests for common stock	—	—	7	—	—
(4.0)	—	Redemption of Class B Preferred Stock	(96)	—	—	(4)	—
—	6.8	Issuance of common stock	—	1	102	—	—
—	—	Minority interest liability adjustment for third party OP unitholders	—	—	(2)	—	—
10.0	361.0	Balance, December 31, 2005	241	4	3,080	(923)	$15
—	—	Net income	—	—	—	738	—	$738
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	10	10

—	—	Comprehensive income						$748

—	1.5	Common stock issued for the comprehensive stock and employee stock purchase plans	—	—	25	—	—
—	—	Dividends on common stock	—	—	—	(380)	—
—	—	Dividends on preferred stock	—	—	—	(14)	—
—	1.1	Redemptions of limited partner interests for common stock	—	—	8	—	—
(6.0)	—	Redemption of Class C Preferred Stock	(144)	—	—	(6)	—
—	157.5	Issuance of common stock	—	1	2,624	—	—
—	—	Minority interest liability adjustment for third party OP unitholders	—	—	(57)	—	—
4.0	521.1	Balance, December 31, 2006	97	5	5,680	(585)	25
—	—	Net income	—	—	—	727	—	$727
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	—	20	20

—	—	Comprehensive income						$747

—	1.0	Comprehensive stock and employee stock purchase plans	—	—	(12)	—	—
—	—	Dividends on common stock	—	—	—	(523)	—
—	—	Dividends on preferred stock	—	—	—	(9)	—
—	0.5	Redemptions of limited partner interests for common stock	—	—	5	—	—
—	—	Cumulative effect of adoption of FIN 48	—	—	—	11	—
—	—	Minority interest liability adjustment for third party OP unitholders	—	—	—	—	—
4.0	522.6	Balance, December 31, 2007	$97	$5	$5,673	$(379)	$45

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(in millions)

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$727	$738	$166
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(162)	(418)	(19)
Depreciation	3	12	26
Depreciation and amortization	517	451	347
Amortization of deferred financing costs	13	15	14
Deferred income taxes	(7)	(5)	17
Accelerated amortization of deferred financing costs	5	1	3
Net gains on property transactions	(6)	(1)	(75)
Gain on foreign currency and derivative contracts	—	—	(2)
Equity in (earnings) losses of affiliates	(11)	6	1
Distributions from equity investments	4	3	2
Minority interest expense	32	41	16
Change in due from managers	(57)	(11)	8
Change in accrued interest payable	—	(18)	7
Changes in other assets	(10)	17	(2)
Changes in other liabilities	(47)	50	5

Cash provided by operating activities	1,001	881	514

INVESTING ACTIVITIES
Proceeds from sales of assets, net	400	780	122
Proceeds from the sale of interest in CBM Joint Venture, LLC, net of expenses	—	—	90
Acquisitions	(15)	(270)	(284)
Starwood acquisition, net of cash acquired	—	(750)	—
Deposits for acquisitions	(22)	(1)	—
Investment in affiliates	(12)	(78)	—
Capital expenditures:
Renewals and replacements	(267)	(275)	(242)
Repositionings and other investments	(346)	(255)	(107)
Change in furniture, fixtures & equipment (FF&E) reserves	(23)	(12)	(1)
Change in restricted cash designated for FF&E reserves	55	(16)	8
Property insurance proceeds	38	21	—
Other	—	1	(17)

Cash used in investing activities	(192)	(855)	(431)

FINANCING ACTIVITIES
Financing costs	(9)	(27)	(12)
Issuances of debt	1,025	1,412	650
Credit facility, repayments and draws, net	(250)	230	20
Debt prepayments	(1,015)	(913)	(631)
Prepayment of Canadian currency forward contracts	—	—	(18)
Scheduled principal repayments	(35)	(59)	(58)
Redemption of cumulative redeemable preferred stock	—	(150)	(100)
Dividends on common stock	(444)	(291)	(102)
Dividends on preferred stock	(9)	(18)	(30)
Distributions to minority interests	(22)	(19)	(10)
Change in restricted cash other than FF&E replacement	74	(11)	45

Cash provided by (used in) financing activities	(685)	154	(246)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124	180	(163)
CASH AND CASH EQUIVALENTS, beginning of year	364	184	347

CASH AND CASH EQUIVALENTS, end of year	$488	$364	$184

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2007, 2006 and 2005, we issued approximately 0.5 million, 1.1 million and 1.1 million shares, respectively, upon the conversion of Host LP units, or OP units, held by minority partners valued at $11.7 million, $21.8 million and $19.0 million, respectively.

During 2006 and 2005, we issued approximately 24.0 million shares and 6.8 million shares, respectively, upon the conversion of approximately 7.4 million and 2.1 million convertible subordinated debentures, respectively. The debentures that we converted during 2006 and 2005 were valued at approximately $368 million and $105 million, respectively. No debentures were converted in 2007.

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

On April 10, 2006, we acquired 28 hotels from Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) for a purchase price of approximately $3.1 billion. The total consideration included the issuance of $2.27 billion in equity (133.5 million shares of our common stock) and the assumption of $77 million of mortgage debt, which had a fair value of $86 million on April 10, 2006. See note 12 for additional information.

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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Host Hotels & Resorts, Inc., or Host, a Maryland corporation that operates through an umbrella partnership structure, is primarily the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P., or Host LP and its subsidiaries. We are the sole general partner of Host LP and as of December 31, 2007, own approximately 97% of the partnership interests, which are referred to as OP units.

As of December 31, 2007, we owned, or had controlling interests in, 119 luxury and upper upscale, hotel lodging properties located throughout the United States, Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile operated primarily under the Marriott®, Ritz-Carlton®, Hyatt®, Fairmont®, Four Seasons®, Hilton®, Westin® Sheraton®, W®, St. Regis® and Luxury Collection® brand names.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. If we determine that we are an owner in a variable interest entity and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. Additionally, we consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority stockholders or other partners to participate in or block management decisions. All material intercompany transactions and balances have been eliminated.

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

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions. For purposes of the statement of cash flows, changes in restricted cash that are used for furniture, fixture and equipment reserves controlled by our lenders are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements, and as such, are reflected in cash from financing activities.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents our restricted cash balances as of December 31, 2007 and 2006, which are restricted as a result of lender requirements (in millions):

	2007	2006
Debt service	$10	$32
Real estate taxes	7	29
Insurance	—	2
Cash collateral	7	15
Excess cash flow requirements	5	7
Furniture, fixtures and equipment reserves controlled by lenders	14	70
Special projects reserve	20	29
Other	2	10

Total	$65	$194

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

We capitalize certain inventory (such as china, glass, silver, linen) at the time of a hotel opening, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts are then fully amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when placed in service.

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

We will classify a hotel as held for sale when the sale of the asset is probable, will be completed within one year and actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we typically classify assets as held for sale when our Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease incurring depreciation. We will classify the loss, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statement of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize the fair value of any liability for conditional asset retirement obligations including environmental remediation liabilities when incurred, which is generally upon acquisition, construction, or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the obligation.

Intangible Assets

In conjunction with our acquisition of hotel properties, we may identify intangible assets. Identifiable intangible assets are typically contracts including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Minority Interest

The percentage of Host LP owned by third parties, presented as interest of minority partners of Host LP in the consolidated balance sheets, was $188 million and $185 million as of December 31, 2007 and 2006, respectively. We adjust the interest of the minority partners of Host LP each period to maintain a proportional relationship between the book value of equity associated with our common stockholders relative to that of the unitholders of Host LP since Host LP units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the minority partners of Host LP based on their weighted average ownership percentage during the period. As of December 31, 2007, approximately $312 million of cash or Host stock at our option, would be paid to the outside partners of the operating partnership if the partnership were terminated. The approximate $312 million is equivalent to the 18.3 million partnership units outstanding valued at the December 31, 2007 Host Common Stock Price of $17.04, which we have assumed would be equal to the value provided to outside partners upon liquidation of the operating partnership.

We consolidate four majority-owned partnerships with mandatorily redeemable non-controlling interests held by outside partners which have finite lives ranging from 77 to 100 years that terminate between 2061 and 2097. Third party partnership interests that have finite lives are included in interest of minority partners of other consolidated partnerships in the consolidated balance sheets and totaled $28 million as of December 31, 2007 and 2006, respectively. Of these partnership interests, the minority interest holder in one of the partnerships has settlement alternatives in which approximately 1.2 million OP units could be issued to the partner based on the ownership percentage stipulated in the partnership agreement. At December 31, 2007 and 2006, the OP units issuable were valued at $20 million and $60 million, respectively, which are valued based on the fair value of the OP units issuable as determined above. The remaining partnerships do not have settlement alternatives in which they could be issued OP units or common shares. At December 31, 2007 and 2006, the fair values of the minority interests in these partnerships were approximately $139 million and $129 million, respectively. As of December 31, 2007, none of our partnerships have infinite lives as defined in SFAS 150.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, are not subject to federal income tax, provided we distribute all of our taxable income annually to our stockholders and comply with certain other requirements. In addition to paying federal and state income tax on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income taxes incurred by Host and Host LP and foreign income taxes incurred by Host LP, as well as each of their respective subsidiaries.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method.

Foreign Currency Translation

As of December 31, 2007, our foreign operations consist of four properties located in Canada, one property located in Mexico, two in Chile and an investment in a joint venture in Europe. The operations of these properties and our investment are maintained in the local currency and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties and the investment are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Derivative Instruments

We are subject to market exposures in several aspects of our business including foreign currency exposure related to our investment in the European joint venture and our hotels located in foreign countries and interest rate exposure for the fair value of our fixed rate debt. We may, from time to time, enter into derivative instruments to either protect against fluctuations in the fair value of our investments in foreign entities or the fair value of our debt instruments. Prior to entering into the derivative contract, we evaluate whether the transaction would qualify as a fair value hedge and continue to evaluate hedge effectiveness through the life of the contract. Gains and losses on contracts that meet the requirements for fair value hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other comprehensive income.

In situations where we have variable debt, we may purchase interest rate swaps or interest rate caps, which would be considered derivative instruments. If the requirements for hedge accounting are met and the instruments qualify as cash flow hedges, amounts paid or received under these agreements would be recognized over the life of the agreements as adjustments to interest expense, and the fair value of the derivatives would be recorded on the accompanying balance sheet, with offsetting adjustments or charges recorded to accumulated other comprehensive income. We do not have any variable rate debt; therefore, we are not subject to exposure for changes in our interest rate payments due to interest rate fluctuations.

Other Comprehensive Income

The components of total accumulated other comprehensive income in the balance sheet are as follows (in millions):

	2007	2006
Unrealized gain on HM Services common stock	$4	$4
Foreign currency translation	41	21

Total accumulated other comprehensive income	$45	$25

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues

Our consolidated results of operations reflect revenues and expenses of our hotels. Revenues are recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our hotels which we present on a net basis (excluded from revenues) on our statements of operations.

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other minority interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

	Year ended December 31,
	2007			2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in millions, except per share amounts)
Net income	$727	522.1	$1.39	$738	481.8	$1.53	$166	353.0	$.47
Dividends on preferred stock	(9)	—	(.01)	(14)	—	(.03)	(27)	—	(.08)
Issuance costs of redeemed preferred stock(1)	—	—	—	(6)	—	(.01)	(4)	—	(.01)

Basic earnings (loss) available to common stockholders	718	522.1	1.38	718	481.8	1.49	135	353.0	.38
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	0.9	(.01)	—	2.0	(.01)	—	2.5	—
Assuming conversion of minority OP units issuable	—	1.2	—	—	—	—	—	—	—
Assuming conversion of 2004 Exchangeable Senior Debentures	19	30.5	(.04)	—	—	—	—	—	—

Diluted earnings (loss) available to common stockholders	$737	554.7	$1.33	718	483.8	$1.48	$135	355.5	$.38

(1)	Represents the original issuance costs associated with the Class C preferred stock in 2006, and the Class B preferred stock in 2005.

Accounting for Stock-Based Compensation

At December 31, 2007, we maintained two stock-based employee compensation plans, which are described more fully in Note 8. Prior to 2002, we accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2002, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and applied it

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prospectively to all employee awards granted, modified or settled after January 1, 2002. Additionally, all stock plans granted after January 1, 2006, are accounted for using the provisions of SFAS 123R. Awards under our employee stock option plan vested over four years therefore, net income for 2005 included grants issued in 2001 that were still being accounted for according to the provision of APB Opinion No. 25. However, the cost related to stock-based employee compensation included in the determination of net income or loss for 2005 would not have resulted in a difference in reported net income, net income available to common shareholders or earnings per share if the fair value based method had been applied to these awards since the original effective date of SFAS 123R.

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

Application of New Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R provides principles on the recognition and measurement of the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. The standard particularly requires the assets acquired, liabilities assumed and noncontrolling interests to be measured at the acquisition date fair value, including contingent considerations. Furthermore, FAS 141R prohibits acquisition-related costs, such as due diligence, legal and accounting fees, from being applied in the determination of fair value. We will adopt the provisions of this statement beginning in the first quarter of 2009 prospectively. We do not believe the adoption of this statement will materially affect the recognition and measurement related to our future business combinations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“FAS 160”), which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interest to be presented as a separate component of equity in the consolidated balance sheet. FAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. We will adopt this standard beginning in the first quarter of 2009 prospectively and any presentation and disclosure requirements retrospectively. Upon the adoption of this standard, we will reclassify interests of our minority partners from the mezzanine level of the balance sheet to stockholders equity. As of December 31, 2007, this balance totaled $216 million. Additionally, the income attributable to minority partners will no longer be deducted in our determination of net income and net income would have increased by $32 million, $41 million and $16 million for 2007, 2006 and 2005, respectively. However, the expense will be deducted in our determination of net income available to common shareholders. Therefore, we do not anticipate that the adoption of this standard will have a material effect on our income available to common shareholders or our diluted earnings per share.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Property and Equipment

Property and equipment consists of the following as of December 31:

	2007	2006
	(in millions)
Land and land improvements	$1,621	$1,622
Buildings and leasehold improvements	10,907	10,695
Furniture and equipment	1,530	1,414
Construction in progress	230	166

	14,288	13,897
Less accumulated depreciation and amortization	(3,700)	(3,313)

	$10,588	$10,584

3.	Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consists of the following:

	As of December 31, 2007
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
HHR Euro CV	32.1%	$172	$1,003	Ten hotels located in Europe
HHR TRS CV	9.8%	1	2	Lease agreements for hotels owned by HHR Euro CV
CBM Joint Venture L.P.	3.6%	5	839	115 Courtyard hotels
Tiburon Golf Ventures, L.P.	49.0%	16	—	36-hole golf club
Other	1.0%	—	—	Three hotels

Total		$194	$1,844

	As of December 31, 2006
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
HHR Euro CV	32.1%	$138	$819	Seven hotels located in Europe
HHR TRS CV	9.8%	1	2	Lease agreements for hotels owned by HHR Euro CV
CBM Joint Venture L.P.	3.6%	4	839	116 Courtyard hotels
Tiburon Golf Ventures, L.P.	49.0%	17	—	36-hole golf club
Other	1.0%	—	—	Three hotels

Total		$160	$1,660

European Joint Venture

In March 2006, we formed a joint venture, HHR Euro CV, to acquire hotels in Europe (the “European joint venture”). We serve as the general partner for the European joint venture and have a 32.1% ownership (including

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our limited and general partner interests). The initial term of the European joint venture is ten years subject to two one-year extensions with partner approval. HHR Euro CV has leased six of its hotels to HHR TRS CV, where we also serve as a general partner and have a 9.8% ownership including our general and limited partner interests. Due to the ownership structure and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European joint venture and HHR TRS CV at any time, they are not consolidated in our financial statements. The aggregate size of the European joint venture is expected to include approximately €533 million of equity, of which our total contribution is expected to be approximately €171 million. Additionally, after giving effect to indebtedness that the European joint venture would be expected to incur, its aggregate size, once all funds are invested, would be approximately €1.5 billion. As general partner, we also earn a management fee based on the amount of equity commitments and equity investments. In 2007 and 2006, we recorded approximately $5 million and $3 million, respectively, of management fees.

On February 5, 2008, we entered into a foreign currency forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We hedged €30 million ($43 million) of our investment and the forward purchase will occur in August 2011. The derivative is considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, will be marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholder’s equity portion of our balance sheet.

CBM Joint Venture LP

CBM Joint Venture Limited Partnership owns 115 Courtyard by Marriott hotels, which are operated by Marriott International pursuant to long-term management agreements. During March 2005, we sold 85% of our interest in CBM Joint Venture LLC for approximately $92 million and recorded a gain on the sale, net of taxes, of approximately $41 million. In conjunction with the sale of our interest, CBM Joint Venture LLC was recapitalized and converted into a limited partnership, CBM Joint Venture Limited Partnership with Marriott International and affiliates of Sarofim Realty Advisors. Post-recapitalization, we own a 3.6% limited partner interest. We have the right to cause CBM Joint Venture LP to redeem our remaining interest, under certain conditions, between December 2007 and December 2009. Thereafter, the general partner of CBM Joint Venture LP has the right to redeem our remaining interest.

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

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2007	2006
	(in millions)
Property and equipment, net	$2,720	$2,508
Other assets	314	250

Total assets	$3,034	$2,758

Debt	$1,844	$1,660
Other liabilities	197	191
Equity	993	907

Total liabilities and equity	$3,034	$2,758

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2007	2006	2005
	(in millions)
Total revenues	$954	$704	$468
Operating expenses
Expenses	(698)	(531)	(345)
Depreciation and amortization	(87)	(67)	(52)

Operating profit	169	106	71
Interest income	7	2	33
Interest expense	(103)	(75)	(72)
Dividends on Convertible Preferred Securities	—	(2)	(31)

Net income	$73	$31	$1

4.	Debt

Debt consists of the following:

	December 31, 2007	December 31, 2006
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	347	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	496
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	496	495
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	592	—
Senior notes, with an average rate of 10% and 9.7% at December 31, 2007 and December 31, 2006, respectively, due May 2012	7	13

Total senior notes	4,114	3,526
Mortgage debt secured by $2.1 billion of real estate assets, with an average interest rate of 6.6% at December 31, 2007 and 7.5% at December 31, 2006	1,423	2,014
Credit Facility	—	250
Other	88	88

Total debt	$5,625	$5,878

Senior Notes

General.    Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all subordinated obligations of Host LP. The face amount of our outstanding senior notes as of December 31, 2007 and 2006 was $4.1 billion and $3.5 billion, respectively. The outstanding senior notes balance as of December 31, 2007 and 2006 includes discounts of approximately $18 million and $12 million, respectively. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are secured by pledges of equity interests in many of

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 1.7 to 1.0 by Host LP. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. Additionally, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to the transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting our ability to incur indebtedness and pay dividends include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values) and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common dividends and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. Our senior notes indenture also imposes restrictions on customary matters, such as limitations on capital expenditures, acquisitions, investments, transactions with affiliates and incurrence of liens. As of December 31, 2007, we are in compliance with our senior notes covenants.

On March 23, 2007, Host LP issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. See, “$600 million Exchangeable Senior Debentures” below.

During 2006, we had two private issuances of debt under our senior notes indentures. Each of the series of senior notes has been subsequently exchanged for other series of senior notes whose terms are substantially identical in all aspects to each of the exchanged series, respectively, except that the new series are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

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

•

On April 4, 2006, we issued $800 million of 63 /4% Series P senior notes maturing June 1, 2016 and received net proceeds of approximately $787 million. Interest is payable semi-annually in arrears on June 1 and December 1 beginning on December 1, 2006. We used the proceeds of the Series P senior notes for the Starwood and The Westin Kierland acquisitions, the redemption of our 7 7/8% Series B senior notes and related prepayment premiums, the redemption of the $150 million 10% Class C preferred stock and accrued dividends and for general corporate purposes. The Series P senior notes were exchanged for Series Q senior notes in August 2006.

•

In December 2006, we redeemed $242 million of our 9 1/4% Series G senior notes that were due in October 2007 with the proceeds from a draw on our credit facility and terminated the related interest rate swap agreements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

As a result of all of the above redemptions, we recorded a loss of $17 million on the early extinguishment of debt in 2006, which includes the payment of call premiums, the acceleration of related deferred financing fees and original issue discounts and the termination of related interest rate swap agreements.

$600 million Exchangeable Senior Debentures.    The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of our common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, shares, cash or a combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The exchange rate at December 31, 2007 was 31.35 shares of our common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host common stock. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter and accordingly, has been adjusted in conjunction with the fourth quarter 2007 special dividend of $.20.

$500 million Exchangeable Senior Debentures.    On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The exchange rate at December 31, 2007 was 60.9201 shares for each $1,000 of principal amount of the 2004 Debentures, or a total of approximately 31 million shares (which is equivalent to an exchange price of $16.41 per share). The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for stock rather than receive the cash redemption price.

Amended and Restated Credit Facility

On May 25, 2007, we entered into a second amended and restated bank credit facility (which we refer to as the Credit Facility) with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The Credit Facility provides aggregate revolving

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan commitments in the amount of $600 million with an option to increase the amount of the facility by up to $400 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the Credit Facility to exceed $300 million. The Credit Facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The Credit Facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met in September 2011. We pay interest on borrowings under the Credit Facility at floating interest rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR, which represents a reduction from the previous spread of 200 to 300 basis points over LIBOR due to the amended Credit Facility. Based on our leverage ratio at December 31, 2007, we can borrow at a rate of LIBOR plus 65 basis points. We are required to pay a quarterly commitment fee that will vary based on the amount on the unused capacity. The commitment fee has been reduced from 35 to 55 basis points to 10 to 15 basis points. As of December 31, 2007, there were no amounts outstanding under the credit facility. We are in compliance with our financial covenants under our credit facility as of December 31, 2007.

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

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2007, we have 16 assets that are secured by mortgage debt with an average interest rate of 6.6% that mature between 2008 and 2023. As of December 31, 2007, we are in compliance with the covenants under our mortgage debt obligations.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following mortgage debt issuances, assumptions and repayments for 2007 and 2006. Interest for our mortgage debt is payable on a monthly basis:

Transaction Date		Property	Rate	Maturity Date	Amount
Issuances
March	2007	The Ritz-Carlton, Naples and Newport Beach Marriott	5.53%	3/1/2014	$300
February	2007	Harbor Beach Marriott (1)	5.55%	3/1/2014	134
January	2006	Canadian properties (2)	5.195%	3/1/2011	116

Assumptions
September	2006	Westin Kierland Resort & Spa (3)	5.08%	12/1/2009	135
April	2006	Westin Indianapolis (4)	9.21%	3/11/2022	40
April	2006	Westin Tabor Center (4)	8.51%	12/11/2023	46

Repayments/Defeasance
October	2007	New Orleans Marriott, San Antonio Marriott Rivercenter, San Ramon Marriott and Santa Clara Marriott	8.22%	10/11/2017	190
May	2007	CMBS properties (5)	7.61%	8/1/2009	514
April	2007	Philadelphia Marriott Convention Center (6)	8.52%	4/1/2009	96
April	2007	Four Seasons Hotel Atlanta	8.41%	4/1/2022	33
March	2007	JW Marriott, Washington, D.C. (7)	7.42%	9/15/2007	88
February	2007	Harbor Beach Marriott (1)	8.58%	3/1/2007	88
June	2006	Boston Marriott Copley Place	8.39%	6/1/2006	84

(1)	On February 8, 2007, we refinanced the $88 million, 8.58% mortgage due March 1, 2007 on the Harbor Beach Marriott Resort and Spa with a $134 million mortgage that bears interest at a rate of 5.55% and matures on March 1, 2014.
(2)	On January 10, 2006, we issued mortgage debt in the amount of $135 million Canadian Dollars ($116 million US Dollars based on the exchange rate on the date of issuance) that is secured by our four Canadian properties.
(3)	The mortgage debt was issued in connection with the acquisition of The Westin Kierland Resort & Spa, Scottsdale, Arizona, on September 1, 2006.
(4)	On April 10, 2006, in connection with the Starwood transaction, we assumed a $41 million mortgage with a rate of 8.51% and a fair value of approximately $46 million, which reflects an effective interest rate of 6.04%, secured by The Westin Tabor Center, and a mortgage of approximately $36 million with a rate of 9.21% and a fair value of approximately $40 million, which reflects an effective interest rate of 5.83%, secured by The Westin Indianapolis.
(5)	On May 2, 2007, we defeased a $514 million mortgage loan secured by eight properties with an interest rate of 7.61% maturing August 2009, which we refer to as the CMBS Loan, and have been legally released from our obligations under the loan. We paid approximately $547 million to defease the loan, which included approximately $33 million in defeasance/prepayment and other costs.
(6)	In conjunction with the repayment of the mortgage debt on our Philadelphia Marriott Convention Center mortgages we paid approximately $7 million in prepayment and other costs.
(7)	The mortgage debt had a floating rate of interest of LIBOR plus 210 basis points. The interest rate shown reflects the rate as of the date of the transaction.

Derivative Instruments

In connection with the issuance of our Series G and I senior notes, we had entered into interest rate swap agreements that effectively converted the senior notes to floating-rate debt. We designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements were recognized over the life of the agreements as an adjustment to interest expense. We terminated the interest rate swap agreements for approximately $4 million in connection with the redemption of our Series G and I senior notes in December 2006. Additionally, we purchased an interest rate cap which expired

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in September 2007 in connection with the mortgage debt secured by the JW Marriott, Washington, D.C. The mortgage debt was repaid in September 2007 and the impact of changes in the fair value of the interest rate cap was immaterial for all periods presented. Additionally, on February 5, 2008 we entered into a foreign currency forward contract to hedge a portion of the foreign currency exposure relating to our investment in the European joint venture. See Note 3, Investment in Affiliates.

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2007 are as follows (in millions):

2008	$261
2009	319
2010	511
2011	141
2012	968
Thereafter	3,441

5,641
Discount on senior notes	(18)
Capital lease obligations	2

$5,625

Interest

During 2007, 2006 and 2005, we made cash interest payments of $419 million, $459 million and $393 million, respectively, which includes capitalized interest of $10 million, $5 million and $5 million, respectively, related to qualifying property construction activities. We recorded losses, which have been included in interest expense on our consolidated statements of operations, during 2007, 2006 and 2005, of approximately $45 million, $17 million and $30 million, respectively, on the early extinguishment of debt, which includes prepayment premiums, the acceleration of the related discounts and deferred financing costs and the termination of related interest rate swap agreements. Deferred financing costs amounted to $51 million and $60 million, net of accumulated amortization, as of December 31, 2007 and 2006, respectively. Amortization of deferred financing costs totaled $13 million, $15 million and $14 million in 2007, 2006 and 2005, respectively, and is included in interest expense on the accompanying statements of operations.

Amortization of property and equipment under capital leases totaled $2 million, $2 million and $3 million in 2007, 2006 and 2005, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5.	Stockholders’ Equity

Seven hundred fifty million shares of common stock, with a par value of $0.01 per share, are authorized, of which 522.6 million and 521.1 million were outstanding as of December 31, 2007 and 2006, respectively. Fifty million shares of no par value preferred stock are authorized, with 4.0 million shares outstanding as of December 31, 2007 and 2006.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends

We are required to distribute at least 90% of our annual taxable income, excluding net capital gain, to qualify as a REIT. However, our policy on common dividends is generally to distribute 100% of our estimated annual taxable income, including net capital gain, unless otherwise contractually restricted. For our preferred dividends, we will generally pay the quarterly dividend, regardless of the amount of taxable income, unless similarly contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors. All dividends declared in 2007, 2006 and 2005 were determined to be ordinary income.

The table below presents the amount of common and preferred dividends declared per share as follows:

	2007	2006	2005
Common stock	$1.00	$.76	$.41
Class B preferred stock 10%	—	—	.87
Class C preferred stock 10%	—	.625	2.50
Class E preferred stock 8 7/8%	2.22	2.22	2.22

Common Stock

On April 10, 2006, we issued approximately 133.5 million common shares for the acquisition of hotels from Starwood Hotels & Resorts. See Note 12, Acquisitions—Starwood Acquisition.

During 2006, we converted our Convertible Subordinated Debentures into approximately 24 million shares of common stock. The remainder was redeemed for $2 million in April 2006. See Note 4, Debt.

Preferred Stock

We currently have one class of publicly-traded preferred stock outstanding: 4,034,400 shares of 8 7/8% Class E preferred stock. Holders of the preferred stock are entitled to receive cumulative cash dividends at 8 7/8% per annum of the $25.00 per share liquidation preference, which are payable quarterly in arrears. After June 2, 2009, we have the option to redeem the Class E preferred stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The preferred stock ranks senior to the common stock and the authorized Series A junior participating preferred stock (discussed below). The preferred stockholders generally have no voting rights. Accrued preferred dividends at December 31, 2007 and 2006 were approximately $2 million.

During 2006 and 2005, we redeemed, at par, all of our then outstanding shares of Class C and B cumulative preferred stock, respectively. The fair value of the preferred stock (which was equal to the redemption price) exceeded the carrying value of the Class C and B preferred stock by approximately $6 million and $4 million, respectively. These amounts represent the original issuance costs. The original issuance costs for the Class C and B preferred stock have been reflected in the determination of net income available to common stockholders for the purpose of calculating our basic and diluted earnings per share in the respective years of redemption.

Stockholders Rights Plan

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchase Plan

Our Board of Directors has authorized a program to repurchase up to $500 million of common stock. The common stock may be purchased in the open market or through private transactions, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion.

6.	Income Taxes

We elected to be treated as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is generally not subject to federal and state income taxation on its operating income distributed to its stockholders. In addition to paying federal and state income taxes on any retained income, we are subject to taxes on “built-in-gains” resulting from sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income taxes incurred by Host and Host LP and foreign income taxes incurred by Host LP, as well as each of their respective subsidiaries.

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

Total deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in millions):

	2007	2006
Deferred tax assets	$123	$117
Less: Valuation allowance	(25)	(22)

Subtotal	98	95
Deferred tax liabilities	(90)	(94)

Net deferred tax asset	$8	$1

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have recorded a 100% valuation allowance in the approximate amount of $22 million against the deferred tax asset for our Mexican net operating loss and asset tax credit carryforwards, and a 70% valuation allowance in the approximate amount of $3 million against the deferred tax asset for our Canadian net operating loss and capital loss carryforwards. Any reduction in the valuation allowance related to the deferred tax asset for our net operating loss or tax credit carryforward will be recorded as a reduction of income tax expense. The primary components of our net deferred tax asset are as follows (in millions):

	2007	2006
Investment in hotel leases	$2	$9
Accrued related party interest	23	18
Net operating loss and capital loss carryforwards	33	28
Alternative minimum tax credits	3	3
Safe harbor lease investments	(17)	(18)
Property and equipment depreciation	1	1
Investments in affiliates	(60)	(63)
Holdover period rent expense	(9)	(6)
Prepaid revenue	36	36
Purchase accounting items	(4)	(7)

Net deferred tax asset	$8	$1

At December 31, 2007, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryforwards of approximately $145 million. We have deferred tax assets related to these loss and tax credit carryforwards of approximately $61 million with a valuation allowance of approximately $25 million. Our net operating loss carryforwards expire through 2027, and our foreign capital loss carryforwards have no expiration period. Our domestic tax credits have no expiration period and our foreign asset tax credits expire though 2017.

Our U.S. and foreign income from continuing operations before income taxes was as follows (in millions):

	2007	2006	2005
U.S. income	$536	$292	$130
Foreign income	17	7	8

Total	$553	$299	$138

The provision (benefit) for income taxes for continuing operations consists of (in millions):

	2007	2006	2005
Current—Federal	$—	$—	$—
—State	3	2	2
—Foreign	7	8	5

	10	10	7

Deferred—Federal	(8)	—	18
—State	—	(5)	2
—Foreign	1	—	(3)

	(7)	(5)	17

Income tax provision—continuing operations	$3	$5	$24

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total provision for income taxes, including the amounts associated with discontinued operations, was $3 million, $7 million and $25 million in 2007, 2006 and 2005, respectively.

The differences between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35 percent and the actual income tax provision (benefit) recorded each year for continuing operations are as follows (in millions):

	2007	2006	2005
Statutory federal income tax provision—continuing operations	$194	$105	$48
Nontaxable income of Host REIT—continuing operations	(202)	(105)	(26)
State income tax provision, net	2	2	2
Uncertain tax positions	1	(5)	(5)
Foreign income tax provision	8	8	5

Income tax provision—continuing operations	$3	$5	$24

In each of 2006 and 2005, we recognized an income tax benefit of $5 million relating to the reduction of previously accrued income taxes after an evaluation of the exposure items and the expiration of related statutes of limitation. No such amount was recognized in 2007. Cash paid for income taxes, net of refunds received, was $8 million for each of 2007, 2006 and 2005.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. As a result of the implementation of FIN 48, we recognized a reduction of our liability for unrecognized tax benefits of approximately $11 million. This reduction was accounted for as an increase to the opening balance of retained earnings on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

2007
Balance at January 1, 2007	$10
Additions based on tax positions related to the current year	1
Settlements	—

Balance at December 31, 2007	$11

All of such amount, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007, 2006, and 2005, we recognized approximately $0.1 million, $0.2 million and $0.3 million of interest, respectively. We had approximately $0.6 million and $0.5 million for the payment of interest accrued at December 31, 2007, and 2006, respectively.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Leases

Hotel Leases

We lease substantially all of our hotels (the “Leases”) to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Hospitality Properties Trust Relationship

In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard by Marriott (“Courtyard”) properties and 18 Residence Inn by Marriott (“Residence Inn”) properties to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring between 2010 and 2012 and are renewable at our option. Minimum rent payments are $58 million annually for the Courtyard properties and $19 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases.

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

Other Lease Information

As of December 31, 2007, all or a portion of 37 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense on a straight-line basis over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We also have leases on facilities used in our former restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for as either operating or capital leases depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization charge applicable to capitalized leases is included in depreciation expense in the accompanying consolidated statements of operations.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2007. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and the Sublessee of approximately $9 million and $347 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2008	$1	$121
2009	1	118
2010	—	115
2011	—	93
2012	—	90
Thereafter	—	1,009

Total minimum lease payments	2	$1,546

Less: amount representing interest	—

Present value of minimum lease payments	$2

We remain contingently liable on certain leases relating to our former restaurant business. Such contingent liabilities aggregated $25 million as of December 31, 2007. However, management considers the likelihood of any material funding related to these leases to be remote.

Rent expense consists of (in millions):

	2007	2006	2005
Minimum rentals on operating leases	$120	$125	$119
Additional rentals based on sales	39	28	19
Less: sublease rentals	(92)	(88)	(85)

	$67	$65	$53

8.	Employee Stock Plans

We maintain two stock-based compensation plans, the comprehensive stock plan (the “Comprehensive Plan”), whereby we may award to participating employees (i) restricted shares of our common stock, (ii) options to purchase our common stock and (iii) deferred shares of our common stock and the employee stock purchase plan. At December 31, 2007, there were approximately 9 million shares of common stock reserved and available for issuance under the Comprehensive Plan.

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

Restricted Stock

During the first quarter of 2006, we granted shares to senior executives to be distributed through year end 2008 in three annual installments (the “2006 – 2008 Plan”). Vesting for these shares is determined both on continued employment and market performance based on the achievement of total shareholder return on an absolute and relative basis. For the shares that vest solely on continued employment, we recognize compensation expense over the requisite period based on the market price at the balance sheet date. For liability classified share awards that vest based on market performance, we recognize compensation expense over the requisite service period based on the fair value of the shares at the balance sheet date, which is estimated using a simulation or Monte Carlo method. For the purpose of the simulation at year end 2007, we assumed a volatility of 24.8%, which is calculated based on the volatility of our stock price over the last three years, a risk-free interest rate of 3.07%, which reflects the yield on a 3-year Treasury bond, and a stock beta of 0.987 compared to the REIT composite index based on three years of historical price data. The number of shares issued is adjusted for forfeitures.

We made an additional grant of shares to senior executives in February 2006 (“2006 supplemental grant”). Twenty-five percent of this award vested immediately, and was expensed on the date of grant, while the remaining 75% will vest over a three-year period that began in February 2006 based on continued employment. We recognize compensation expense for the outstanding portion of this grant based on the market price at the balance sheet date.

Effective January 1, 2008, we made additional grants to nine senior executives of approximately 200,000 shares. Certain of these shares will vest based on continued employment through December 31, 2008. We recognize compensation expense for the outstanding portion of these shares based on the market price at the balance sheet date. The remaining shares issued will vest based on continued employment and market performance in accordance with the 2006 – 2008 Plan and we will recognize compensation expense consistent with the above discussion.

During 2007, 2006 and 2005, we recorded compensation expense of approximately $3 million, $32 million and $20 million respectively, related to the restricted stock awards to senior executives. The total unrecognized compensation cost, based on the valuation criteria above, that relates to nonvested restricted stock awards at December 31, 2007 was approximately $8 million, which, if earned, will be recognized over the weighted average of one year. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2007. The fair values for the awards below are based on the fair value at the respective transaction dates, as the awards are classified as liability awards.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007		2006		2005
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	2.4	$19	—	$—	1.2	$17
Granted	—	—	3.5	16	—	—
Vested(1)	(.2)	24	(1.1)	24	(1.1)	19
Forfeited/expired	(.7)	8	—	—	(.1)	17

Balance, at end of year(2)	1.5	7	2.4	19	—	—

Issued in calendar year(1)	.6	25.7		19.6		17

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.6 million shares issued in 2007 include shares vested at December 31, 2006, after adjusting for shares withheld to meet employee tax requirements. The withheld shares for employee tax requirements were valued at $13.3 million, $11.7 million and $7.7 million, for 2007, 2006 and 2005, respectively.
(2)	The 2007 balance does not reflect the 200,000 shares granted on January 1, 2008. Based on our historical forfeiture rates, we expect that substantially all shares will vest assuming the required market conditions are met.

We also maintain a restricted stock program for our upper-middle management. Vesting for these shares is determined based on continued employment and, accordingly, we recognize compensation expense on a straight-line basis over the service period of three years. We recorded compensation expense related to these shares of $1.6 million, $1.5 million and $1.4 million during 2007, 2006 and 2005, respectively. The total unrecognized compensation cost, measured on the grant date, that relates to nonvested restricted stock awards at December 31, 2007 was approximately $0.5 million, which, if earned, will be recognized over the weighted average remaining service period of one year. The following table is a summary of the status of our upper-middle management plan for the three years ended December 31, 2007. The fair values for the awards below are based on the fair value at the grant date of the respective awards, as the awards are classified as equity awards.

	2007		2006		2005
	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)
Balance, at beginning of year	22	$20	25	$16	21	$13
Granted	66	28	78	20	89	16
Vested(1)	(64)	25	(74)	19	(80)	15
Forfeited/expired	(4)	25	(7)	18	(5)	15

Balance, at end of year(2)	20	28	22	20	25	16

Issued in calendar year(1)	45	22	47	17	37	16

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 45,000 shares issued in 2007 include the shares vested at December 31, 2006, after adjusting for shares withheld to meet employee tax requirements. The value of shares withheld for employee tax requirements was not material for all periods presented.
(2)	Based on our historical forfeiture rates, we assume that substantially all shares will vest.

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan year, which ran from February 1 through January 31. We record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-pricing model with the following assumptions for the 2007, 2006 and 2005 plan years, respectively; Risk-free interest rate of 3.3%, 4.7% and 4.3%, volatility of 33%, 33% and 34%, expected life of one year for all periods.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assume a dividend yield of 0% for these grants, as no dividends are accrued during the one year vesting period. We issued approximately 29,000, 16,000 and 14,000 shares, for the 2007, 2006 and 2005 plan years, respectively. The weighted average fair value of these shares granted was $5.91, $4.73 and $4.27 in 2007, 2006 and 2005, respectively. The compensation expense reflected in net income was not material for all periods presented. Effective January 1, 2008, we modified the ESPP so that eligible employees may purchase common stock at 90% of the lower of market value at the beginning or end of each calendar quarter.

Employee Stock Options

Effective January 1, 2002, we adopted the expense recognition provisions of SFAS 123 for employee stock options granted on or after January 1, 2002 only. We did not grant any stock options after December 2002. All options granted are fully vested as of December 31, 2006. The fair value of the 2002 stock options was estimated on the date of grant using an option-pricing model. Compensation expense for the stock options is recognized on a straight-line basis over the vesting period. The weighted average fair value per option granted during 2002 was $1.41. We did not record any compensation expense related to these shares in 2007, as all shares were fully vested at December 31, 2006. We recorded compensation expense of approximately $229,000 and $244,000 for 2006 and 2005, respectively, which represents the expense for stock options granted during 2002. As of December 31, 2006, all outstanding options were exercisable. The aggregate intrinsic value of the outstanding and exercisable options at December 31, 2007 and 2006 was approximately $3.5 million and $12.9 million, respectively.

The following table is a summary of the status of our stock option plans that have been approved by our stockholders for the three years ended December 31, 2007. We do not have stock option plans that have not been approved by our stockholders.

	2007		2006		2005
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	.7	$6	1.4	$6	2.6	$6
Granted	—	—	—	—	—	—
Exercised	(.3)	9	(.7)	6	(1.1)	6
Forfeited/expired	—	—	—	—	(.1)	6

Balance, at end of year	.4	7.7		6	1.4	6

Options exercisable at year-end	.4		.7		1.2

The following table summarizes information about stock options at December 31, 2007:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1 – 3	—	—	$3
4 – 6.1		1	6
7 – 9.3		8	8

	.4

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Host Marriott Services (“HM Services”) spin-off in 1995, outstanding options held by our current and former employees were redenominated in both our and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between us and HM Services, we originally had the right to receive up to 1.4 million shares of HM Services’ common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. However, in 1999, HM Services was no longer publicly traded (and was renamed HMS Host) and, as a result, all future payments to us were to be made in cash. As of December 31, 2007 and 2006, the receivable balance was approximately $0.5 million and $1 million, respectively, which is included in other assets in the accompanying consolidated balance sheets. All of the remaining options will expire in 2008 if not exercised.

Deferred Stock

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

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by the Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2007.

10.	Discontinued Operations

Assets Held For Sale

As of December 31, 2007, none of our hotels were classified as held for sale. As of December 31, 2006, four hotels were classified as held for sale, all of which were sold during January 2007. We reclassified the assets and liabilities relating to these hotels as held for sale in our consolidated balance sheets as of December 31, 2006, as detailed in the following table (in millions):

2006
Property and equipment, net	$95
Other assets	1

Total assets	$96

Other liabilities	—

Total liabilities	$—

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dispositions

We sold nine hotels in 2007, seven hotels in 2006 and five hotels in 2005. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in millions):

	2007	2006	2005
Revenues	$35	$167	$266
Income before taxes	15	28	34
Gain on disposals, net of tax	164	416	19

11.	Gain on Insurance Settlement

Eight of our properties sustained damage from hurricanes during 2005, with two, the New Orleans Marriott and the Fort Lauderdale Marina Marriott, having extensive damage which required us to temporarily close all or part of these hotels. Our insurance coverage for the properties entitles us to receive recoveries for damage to the hotels, as well as payments for business interruption. Gains on property insurance proceeds represent proceeds received in excess of the insurance receivable, which represents the book value of the damaged assets that were written-off. All gains resulting from insurance proceeds are not recognized until all contingencies are resolved. The following chart details the damages incurred, proceeds received and gains recorded as of December 31, 2007, 2006 and 2005 due to hurricanes Katrina and Wilma (in millions):

Property Insurance

	Property Damage(1)	Property Insurance Proceeds Received		Gain on Property Insurance Proceeds
Event		2007	2006	2007	2006
Hurricane Katrina 2005	$21	$24	$13	$16	$—
Hurricane Wilma 2005(2)	16	14	8	6	—

	$37	$38	$21	$22	$—

Business Interruption Insurance

	Gain on Business Interruption Insurance Proceeds Received
Event	2007	2006	2005
Hurricane Katrina 2005	$30	$10	$9
Hurricane Wilma 2005(2)	6	6	—

	$36	$16	$9

(1)	Represents the book value of the property and equipment written off and repairs and clean-up costs incurred as a result of the hurricane damage.
(2)	The Ft. Lauderdale Marina Marriott was sold in January 2006, and, as a result, the gains on insurance settlement for this hotel are included in discontinued operations on the accompanying income statement.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Acquisitions

Starwood Acquisition

On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood Hotels & Resorts Worldwide, Inc., or Starwood. The acquisition was completed pursuant to the Master Agreement and Plan of Merger, dated as of November 14, 2005, and amended as of March 24, 2006, (the “Master Agreement”) among Host, Starwood and certain of their respective subsidiaries.

For the 28 hotels, the total consideration paid by Host to Starwood and its stockholders included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the cash payment of approximately $750 million, which included closing costs. An exchange price of Host common stock of $16.97 per share was calculated based on guidance set forth in Emerging Issues Task Force Issue No. 99-12, as the average of the closing prices of Host common stock during the range of trading days from two days before and after the November 14, 2005 announcement date.

The purchase price of the acquired assets and liabilities was recorded based on fair value. Property and equipment was recorded on a stepped-up basis from historical costs and the fair value of assumed debt was based on expected future debt service payments discounted at risk-adjusted rates. Other assets and liabilities were recorded at historical costs, which is believed to be equivalent to fair value.

In conjunction with our acquisition of the Starwood properties, and in accordance with SFAS 141, we identified five agreements which we determined were not on market terms and recorded each of these agreements at their fair value as either an intangible asset or liability on the accompanying 2006 balance sheet. We recognized an intangible asset for a ground lease with a fair value of approximately $3 million that is recorded in other assets on our balance sheet. Additionally, we recorded an intangible liability for four unfavorable ground and retail lease agreements with a total fair value of approximately $8 million that is included in other liabilities on the accompanying 2006 balance sheet. The intangible asset and liabilities will be amortized over the life of the related agreements, with the income or expense recorded in other property level expenses.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Starwood transaction, less the Sheraton Warsaw Hotel & Towers, which was contributed to the European joint venture on May 2, 2006 (see Note 3 for further information) (in millions):

Property and equipment, net	$3,058
Other assets	10

Total assets	3,068
Debt(a)	(77)
Other liabilities	(19)

Net assets acquired	$2,972

(a)	We assumed $77 million of mortgage debt from Starwood with a fair value of $86 million in the transaction.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our summarized unaudited consolidated pro forma results of operations, assuming the Starwood acquisition occurred on January 1, 2005, are as follows (in millions, except per share amounts):

	2006	2005
Revenues	$5,061	$4,618
Income from continuing operations	310	216
Net income	754	268
Net income available to common shareholders	734	237
Basic earnings per common share:
Continuing operations	.56	.38
Discontinued operations	.85	.11

Basic earnings per common share	$1.41	$.49

Diluted earnings per common share:
Continuing operations	.55	.38
Discontinued operations	.85	.10

Diluted earnings per common share	$1.40	$.48

Other Acquisitions

On September 1, 2006, we acquired The Westin Kierland Resort & Spa in Scottsdale, Arizona, for approximately $393 million, including the assumption of the $135 million of mortgage debt with a fair value of $133 million. In connection with the acquisition, we recorded an intangible asset with a fair value of approximately $4 million, which is included in other assets on the accompanying balance sheet. The intangible asset will be amortized over the life of the hotel management agreement.

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

The pro forma statements of operations have not been provided for The Westin Kierland Resort & Spa acquisition in 2006 and the acquisition of the Hyatt Regency Washington on Capitol Hill in Washington, D.C. in 2005, as the effect of the acquisitions was not material.

13.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$9	$9	$9	$9
Financial liabilities
Senior notes	3,026	2,950	3,031	3,033
Exchangeable Senior Debentures	1,088	1,090	495	737
Credit Facility	—	—	250	250
Mortgage debt and other, net of capital leases	1,509	1,564	2,100	2,181

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

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

In 2007, 2006 and 2005, we paid Marriott $197 million, $165 million and $148 million, respectively, in hotel management fees and approximately $1 million in franchise fees for each of 2007, 2006 and 2005. Included in the management fees paid are amounts paid to The Ritz-Carlton Hotel Company, LLC (Ritz-Carlton), Courtyard Management Corporation and Residence Inn Management Corporation.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marriott International

Of our hotels, 68 are subject to management agreements under which Marriott or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with one or more renewal terms at the option of Marriott. Marriott typically receives a base fee of three percent of gross revenues and incentive management fees generally equal to 20% operating profit after we have received a priority return. We have the option to terminate certain management agreements if specified performance or extension thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

Additionally, we have agreed with Marriott that a pool of hotels currently subject to existing management agreements may be sold over time unencumbered by a Marriott management agreement without the payment of termination fees, subject to certain restrictions. The remaining pool includes 22 hotels. Approximately 68% of this pool may be sold free and clear of their existing management agreements without the payment of a termination fee, provided the hotels maintain the Marriott brand affiliation through a franchise agreement. A percentage of these hotels may also be sold free and clear of their existing management agreements and brand affiliation without a termination fee.

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

Starwood

As of December 31, 2007, 23 of our hotels are subject to operating and license agreements with Starwood under which Starwood operates the hotels, for an initial term of 20 years, with two renewal terms of 10 years each. Starwood receives compensation in the form of a base fee of 1% of annual gross operating revenues, and an incentive fee of 20% of annual gross operating profit, after we have received a priority return of 10.75% on our purchase price and other investments in the hotels.

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

We have the right to terminate the operating agreements on 13 specified hotels as of December 31, 2007 upon the sale of those hotels. With respect to four hotels as of December 31, 2007, we have the right to sell no

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more than three annually free and clear of their existing operating agreements without the payment of a termination fee, and we have a limited right to terminate one license agreement annually. With respect to the remaining nine hotels, we have the right beginning in 2016 to sell 35% of the hotels (measured by EBITDA) free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

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

	2007		2006		2005
	Revenues	Property and Equipment	Revenues	Property and Equipment	Revenues	Property and Equipment
United States	$5,255	$10,358	$4,664	$10,384	$3,576	$7,286
Canada	117	140	107	112	94	110
Chile	27	57	16	53	—	—
Mexico	27	33	26	35	24	38

Total	$5,426	$10,588	$4,813	$10,584	$3,694	$7,434

17.	Guarantees and Contingencies

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $25 million as of December 31, 2007.

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

•

In connection with the Starwood acquisition, we have three properties with environmental liabilities, primarily asbestos in non-public areas of the properties, for which we have recorded the present value of the liability, or approximately $2.4 million, in accordance with FIN 47 “Accounting for Conditional Asset Retirement Obligations”. The amount is based on management’s estimate of the timing and future costs to remediate the liability. We will record the accretion expense over the period we intend to hold the hotel or until the item is remediated.

18.	Related Party Transactions

In December 2006, the insurance trust which holds split-dollar life insurance policies for Mr. J. Willard Marriott, Jr., a former member of Host’s Board of Directors, exercised its rights under its Split-Dollar Life Insurance Policies Agreement with the Company to purchase our interest in the policy. We received approximately $4.5 million, which equaled the premiums paid on the policy since 1996 (inception) in accordance with the terms of the agreement.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	Quarterly Financial Data (unaudited)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$1,031	$1,385	$1,201	$1,809
Operating profit	133	283	165	372
Income from continuing operations	42	146	93	269
Income from discontinued operations	145	3	4	25
Net income	187	149	97	294
Net income available to common stockholders	185	147	95	291
Basic earnings per common share:
Continuing operations	.07	.28	.17	.51
Discontinued operations	.28	—	.01	.05
Net income	.35	.28	.18	.56
Diluted earnings per common share:
Continuing operations	.07	.27	.17	.49
Discontinued operations	.28	—	.01	.05
Net income	.35	.27	.18	.54

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$821	$1,177	$1,105	$1,710
Operating profit	110	226	121	305
Income from continuing operations	12	89	31	162
Income from discontinued operations	160	240	10	34
Net income	172	330	40	196
Net income available to common stockholders	166	320	38	194
Basic earnings per common share:
Continuing operations	.02	.16	.05	.31
Discontinued operations	.42	.49	.02	.06
Net income	.44	.65	.07	.37
Diluted earnings per common share:
Continuing operations	.02	.16	.05	.30
Discontinued operations	.42	.46	.02	.06
Net income	.44	.62	.07	.36

The sum of the basic and diluted earnings per common share for the four quarters in all years presented differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears in Item 8 of this report.

Item 9B.	Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from our 2008 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I of this Annual Report for information regarding Host’s executive officers.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to Host’s Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “The Board of Directors and Committees of the Board.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

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

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation,” “The Board of Directors and Committees of the Board—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions

The Information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Certain Relationships and Related Person Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b) EXHIBITS

Exhibit No.	Description
2.1	Master Agreement and Plan of Merger among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex A to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.2	Indemnification Agreement among Host Marriott Corporation, Host Marriott L.P. and Starwood Hotels & Resorts Worldwide, Inc. dated November 14, 2005 (incorporated by reference from Annex B to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.3	Tax Sharing and Indemnification Agreement among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex C to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.4	Amendment Agreement, dated March 24, 2006, amending the master agreement and plan of merger, the indemnification agreement and the tax sharing and indemnification agreement by and among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership, each dated November 14, 2005 (incorporated by reference to Exhibit 2.4 of Host Marriott Corporation’s Current Report on Form 8-K, filed March 28, 2006).

3.1	Articles of Restatement of Articles of Incorporation of Host Marriott Corporation (incorporated by reference to Exhibit 3.1 of Host Marriott Corporation’s Report on Form 10-Q, for the quarter ended September 9, 2005, filed October 17, 2005).

Exhibit No.	Description
3.2	Articles of Amendment of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc. Current Report on Form 8-K, filed on April 19, 2006).

3.3	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective October 25, 2006 (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K, filed on October 31, 2006).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.2	Rights Agreement between Host Marriott Corporation and The Bank of New York as Rights Agent, dated as of November 23, 1998 (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Registration Statement on Form 8-A12B, filed on December 11, 1998).

4.3	Amendment No. 1 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of December 18, 1998 (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation’s Current Report on Form 8-A/A, filed on December 24, 1998).

4.4	Amendment No. 2 to Rights Agreement between Host Marriott Corporation and The Bank of New York, as Rights Agent, dated as of August 21, 2002 (incorporated by reference to Exhibit 4.3 to Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002, filed on October 21, 2002).

4.5	Form of Rights Certificate (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation’s Registration Statement on Form 8-A (SEC File No. 333-55807) filed on December 11, 1998).

4.6	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.7	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998).

4.8	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee to the Amended and Restated Indenture, dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

4.9	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.10	Fourteenth Supplemental Indenture, dated August 3, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.10 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

Exhibit No.	Description
4.11	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, filed on March 15, 2005).

4.12	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

4.13	Twenty-Second Supplemental Indenture, dated November 2, 2006, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.27 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed November 7, 2006).

4.14	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.15	Twenty-Third Supplemental Indenture, dated March 23, 2007, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed March 29, 2007).

4.16	Registration Rights Agreement, dated March 23, 2007, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several Initial Purchasers named therein, related to the 2.625% Exchangeable Senior Debentures due 2027 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on March 29, 2007).

10.1	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference from Exhibit 10.1 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended on December 31, 2006, filed on March 1, 2007).

10.2	Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.3	Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.4	Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

Exhibit No.	Description
10.5	Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.6	Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.7	Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998, filed on March 26, 1999).

10.8	Amendment No. 6, dated as of January 10, 2001, to the Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.9	Amendment No. 7, dated as of December 29, 2001, to the Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002, filed on October 21, 2002).

10.10	Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.11	Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Form Report on 10-K for the year ended December 31, 1998, filed on March 26, 1999).

10.12	Tax Sharing Agreement dated as of October 5, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.13	Tax Administration Agreement dated as of October 8, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.14	Restated Noncompetition Agreement dated March , 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.15	First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.16	Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 99.4 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

Exhibit No.	Description
10.17	Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.18	Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.20 of Host Marriott Corporation Registration Statement No. 333-55807, on Form S-4, filed on September 30, 1998).

10.19	Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.21 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 30, 1998).

10.20	Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.22 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 30, 1998).

10.21	Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation’s Amendment No. 2 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 10, 1998).

10.22	Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Inc., Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.23	Noncompetition Agreement among Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation, dated December 28, 1998 (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Annual Report on Form 10-K dated December 31, 1998).

10.24	First Amendment, dated as of December 28, 1998, to the Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.32 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.25	Acquisition and Exchange Agreement dated November 13, 2000 by and among Host Marriott, L.P. and Crestline Capital Corporation and certain other parties named therein (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).

10.26	Host Marriott, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.2 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).

10.27	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 13, 2006.)

10.28	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

Exhibit No.	Description
10.29*	Host Marriott, L.P. Retirement and Savings Plan effective January 1, 2004, as conformed through the Fourth Amendment.

10.30	Host Marriott Corporation’s Non-Employee Director’s Deferred Stock Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.1 of Host Marriott Corporation’s Report on Form 8-K filed January 6, 2005).

10.31	Host Marriott Corporation’s Severance Plan for Executives effective March 6, 2003, as amended as of May 20, 2004 (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed October 19, 2004).

10.32	Form of Indemnification Agreement for officers and directors of Host Marriott Corporation (incorporated by reference to Exhibit 10.35 of Host Marriott Corporation’s Current Report on Form 8-K, filed December 7, 2004).

10.33	Host Marriott Company Stock Appreciation Rights Issuance Agreement dated as of December 29, 1998, by and between Host Marriott Corporation and Richard E. Marriott, as amended October 12, 2005 (incorporated by reference to Exhibit 10.45 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 9, 2005, filed October 17, 2005).

10.34	Form of Restricted Stock Agreement for the period 2006-2008 for use under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.46 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006).

10.35	Form of Restricted Stock Agreement for 2005 Shareholder Value Award under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.47 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006).

10.36#	Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of December 8, 2006, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP and Jasmine Hotels PTE Ltd. (incorporated by reference to Exhibit 10.41 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on march 1, 2007).

10.37	Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P., Host Euro Business Trust, Certain Canadian Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.38	Second Amended and Restated Pledge and Security Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P. and the other Pledgors named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.39	Second Amended and Restated Subsidiaries Guaranty, dated as of May 25, 2007, by the subsidiaries of Host Hotels & Resorts, L.P. named as Guarantors therein (incorporated by reference to Exhibit 10.3 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.40*	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008.

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	List of Subsidiaries of Host Hotel & Resorts, Inc.

23*	Consent of KPMG LLP.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
#	Confidential treatment requested.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 25, 2008.

HOST HOTELS & RESORTS, INC.

By:	/S/ LARRY K. HARVEY
Larry K. Harvey Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	February 25, 2008

/S/ W. EDWARD WALTER W. Edward Walter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/S/ LARRY K. HARVEY Larry K. Harvey	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/S/ BRIAN G. MACNAMARA Brian G. Macnamara	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2008

/S/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 25, 2008

/S/ TERENCE C. GOLDEN Terence C. Golden	Director	February 25, 2008

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	February 25, 2008

/S/ JUDITH A. MCHALE Judith A. McHale	Director	February 25, 2008

/S/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	February 25, 2008

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2007				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hotels:
The Ritz-Carlton, Amelia Island, Florida	$—	$25	$115	$30	$26	$145	$171	$33	—	1998	40
Four Seasons, Atlanta, Georgia	—	5	48	18	6	65	71	16	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	7	88	15	8	102	110	25	—	1998	40
Atlanta Marquis, Georgia	133	13	184	79	16	259	275	58	—	1998	40
Atlanta Midtown Suites, Georgia	—	—	26	4	—	30	30	9	—	1996	40
Westin Buckhead, Georgia	—	5	84	19	6	102	108	25	—	1998	40
Miami Biscayne Bay, Florida	—	—	27	6	—	33	33	12	—	1998	40
Boston Marriott Copley Place, Massachusetts	—	—	203	27	—	229	229	37	—	2002	40
Boston/Newton, Massachusetts	—	3	31	16	3	47	50	35	—	1997	40
Hyatt, Boston, Massachusetts	—	15	69	27	17	94	111	22	—	1998	40
Hyatt Regency, Burlingame, California	—	16	119	33	20	148	168	35	—	1998	40
Calgary, Canada	37	5	18	12	5	30	35	11	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	—	18	84	14	19	97	116	24	—	1998	40
Chicago/Downtown Courtyard, Illinois	—	7	27	5	7	32	39	12	—	1992	40
Chicago Embassy Suites, Illinois	—	—	86	—	—	87	87	8	—	2004	40
Chicago O’Hare, Illinois	—	4	26	36	4	63	67	38	—	1998	40
Chicago O’Hare Suites, Illinois	—	5	36	5	5	41	46	10	—	1997	40
Swissôtel, Chicago, Illinois	—	29	132	8	30	140	170	35	—	1998	40
Coronado Island Resort, California	—	—	53	16	—	68	68	17	—	1997	40
Costa Mesa Suites, California	—	3	18	4	3	23	26	7	—	1996	40
Dallas Quorum, Texas	—	14	27	17	14	44	58	15	—	1994	40
Dayton, Ohio	—	2	30	3	2	33	35	8	—	1998	40
Hyatt DC Capitol Hill, Washington, D.C.	—	40	230	1	40	231	271	13	—	2006	40
The Ritz-Carlton, Dearborn, Michigan	—	8	51	5	8	55	63	14	—	1998	40
Denver Tech Center, Colorado	—	6	26	22	6	48	54	15	—	1994	40
Westin Tabor Center, Colorado	43	—	89	1	—	90	90	4	—	2006	40
Desert Springs Resort and Spa, California	83	13	143	103	14	246	260	59	—	1997	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	3	7	25	32	9	—	1993	40

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2007				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hanover, New Jersey	—	5	30	19	5	48	53	14	—	1997	40
Harbor Beach Resort, Florida	134	—	62	69	—	131	131	40	—	1997	40
Houston Airport, Texas	—	—	10	14	—	23	23	14	—	1984	40
Houston Medical Center, Texas	—	—	19	11	—	30	30	10	—	1998	40
Westin Indianapolis, Indiana	36	11	100	2	12	101	113	4	—	2006	40
JW Marriott Hotel at Lenox, Georgia	—	16	21	16	16	37	53	17	—	1990	40
JW Marriott Houston, Texas	—	4	26	16	5	40	45	16	—	1994	40
JWDC, Washington, D.C.	—	26	105	29	26	134	160	27	—	2003	40
Kansas City Airport, Missouri	—	—	8	21	—	29	29	23	—	1993	40
Westin Kierland, Arizona	134	100	280	1	100	281	381	9	—	2006	40
Fairmont Kea Lani, Hawaii	—	55	294	7	55	301	356	27	—	2003	40
Key Bridge, Virginia	—	—	38	21	—	58	58	39	—	1997	40
Manhattan Beach, California	—	8	29	11	—	48	48	16	—	1997	40
Marina Beach, California	—	—	13	22	—	35	35	11	—	1995	40
Maui Hyatt, Hawaii	—	92	212	6	92	218	310	24	—	2003	40
Memphis, Tennessee	—	—	16	32	—	49	49	14	—	1998	40
Mexico/Polanco, Mexico	4	11	35	4	10	39	49	19	—	1996	40
McDowell Mountains, Arizona	33	8	48	—	8	48	56	4	—	2004	40
Minneapolis City Center, Minnesota	—	—	27	33	—	60	60	30	—	1986	40
Minneapolis Southwest, Minnesota	—	5	24	(28)	—	—	—	—	—	1998	40
New Orleans, Louisiana	—	16	96	86	16	183	199	51	—	1996	40
New York Financial Center, New York	—	19	79	19	19	98	117	31	—	1997	40
New York Marquis, New York	—	—	552	118	—	670	670	333	—	1986	40
Newark Airport, New Jersey	—	—	30	2	—	32	32	9	—	1984	40
Newport Beach, California	100	11	13	111	11	124	135	47	—	1975	40
Orlando Marriott World Center, Florida	209	18	157	280	29	425	454	98	—	1997	40
Pentagon City Residence Inn, Virginia	—	6	29	5	5	34	39	10	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	4	1	45	46	14	—	1995	40
Philadelphia Convention Center, Pennsylvania	—	3	144	25	6	166	172	53	—	1995	40

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2007				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Four Seasons, Philadelphia, Pennsylvania	—	26	60	17	27	76	103	19	—	1998	40
Portland, Oregon	—	6	40	18	5	58	63	18	—	1994	40
Hyatt Regency, Reston, Virginia	—	11	78	15	12	92	104	22	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	4	10	67	77	18	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	11	—	100	100	26	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	18	31	141	172	34	—	1998	40
San Antonio Rivercenter, Texas	—	—	86	49	—	136	136	39	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	10	—	55	55	17	—	1995	40
San Diego Hotel and Marina, California	178	—	203	109	—	312	312	95	—	1996	40
San Diego Mission Valley, California	—	4	22	8	4	31	35	9	—	1998	40
San Francisco Airport, California	—	11	48	31	12	77	89	26	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	9	6	30	36	14	—	1994	40
San Francisco Moscone Center, California	—	—	278	50	—	328	328	134	—	1989	40
San Ramon, California	—	—	22	16	—	38	38	10	—	1996	40
Santa Clara, California	—	—	39	8	—	47	47	19	—	1989	40
Seattle SeaTac Airport, Washington	—	3	41	14	3	56	59	19	—	1998	40
Tampa Waterside, Florida	—	—	—	98	11	88	99	18	2000	—	40
The Ritz-Carlton, Buckhead, Georgia	—	14	80	31	16	110	126	34	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	20	—	72	72	22	—	1997	40
The Ritz-Carlton, Naples, Florida	200	19	126	77	21	202	223	67	—	1996	40
The Ritz-Carlton, Naples Golf Lodge, Florida	—	6	—	65	6	64	70	10	2002	—	40
Toronto Airport, Canada	26	5	24	7	5	31	36	10	—	1996	40
Toronto Eaton Center, Canada	39	—	27	6	—	34	34	10	—	1995	40
Toronto Delta Meadowvale, Canada	34	4	20	12	4	32	36	14	—	1996	40
Dulles Airport, Washington, D.C.	—	—	3	30	—	33	33	26	—	1970	40
Washington Dulles Suites, Washington, D.C.	—	3	24	4	3	28	31	9	—	1996	40
Washington Metro Center, Washington D.C.	—	20	24	8	20	32	52	12	—	1994	40
Westfields, Virginia	—	7	32	7	7	38	45	14	—	1994	40
Sheraton Boston, Massachusetts	—	42	262	3	42	265	307	11	—	2006	40
Sheraton, Indianapolis, Indiana	—	3	51	—	3	51	54	2	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2007				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Sheraton New York Hotel & Towers, New York	—	346	409	16	346	425	771	20	—	2006	40
Sheraton, Parsippany, New Jersey	—	8	30	1	8	31	39	1	—	2006	40
Sheraton Santiago Hotel & Convention Center, Chile	—	19	11	2	20	12	32	1	—	2006	40
Sheraton Stamford Hotel, Connecticut	—	6	20	1	6	22	28	1	—	2006	40
St. Regis Hotel, Houston, Texas	—	6	33	1	6	34	40	1	—	2006	40
W New York, New York	—	138	102	1	138	102	240	4	—	2006	40
W Seattle, Washington	—	11	125	—	11	125	136	5	—	2006	40
Westin Grand, Washington, D.C.	—	16	80	1	16	80	96	3	—	2006	40
Westin Los Angeles Airport, California	—	—	102	1	—	103	103	4	—	2006	40
Westin Mission Hills Resort, California	—	38	49	1	38	50	88	2	—	2006	40
Westin Seattle, Washington	—	39	175	1	39	176	215	7	—	2006	40
Westin South Coast Plaza, California	—	—	46	6	—	52	52	4	—	2006	40
Westin Waltham Boston, Massachusetts	—	9	59	1	9	60	69	3	—	2006	40
Sheraton San Diego Marina, California	—	—	328	—	—	328	328	14	—	2006	40

Sub total:	1,423	1,531	8,182	2,273	1,567	10,418	11,985	2,458
Sub total—other hotels less than 5% of total:	—	34	297	203	54	481	535	187		various	40

Total hotels:	1,423	1,565	8,479	2,476	1,621	10,899	12,520	2,645
Other properties, each less than 5% of total	—	—	5	3	—	8	8	6		various	40

Total properties	1,423	1,565	8,484	2,479	1,621	10,907	12,528	2,651
Held for sale properties	—	—	—	—	—	—	—	—

TOTAL	$1,423	$1,565	$8,484	$2,479	$1,621	$10,907	$12,528	$2,651

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2007, 2006 and 2005 is as follows:

Balance at December 31, 2004	$8,748
Additions:
Acquisitions	276
Capital expenditures and transfers from construction-in-progress	146
Deductions:
Dispositions and other	(70)
Assets held for sale	(73)

Balance at December 31, 2005	9,027
Additions:
Acquisitions	3,415
Capital expenditures and transfers from construction-in-progress	378
Deductions:
Dispositions and other	(403)
Assets held for sale	(100)

Balance at December 31, 2006	12,317
Additions:
Acquisitions	15
Capital expenditures and transfers from construction-in-progress	411
Deductions:
Dispositions and other	(215)
Assets held for sale	—

Balance at December 31, 2007	$12,528

SCHEDULE III

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2007, 2006 and 2005 is as follows:

Balance at December 31, 2004	$1,870
Depreciation and amortization	270
Dispositions and other	(19)
Depreciation on assets held for sale	(18)

Balance at December 31, 2005	2,103
Depreciation and amortization	334
Dispositions and other	(66)
Depreciation on assets held for sale	(8)

Balance at December 31, 2006	2,363
Depreciation and amortization	378
Dispositions and other	(90)
Depreciation on assets held for sale	—

Balance at December 31, 2007	$2,651

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $9,646 million at December 31, 2007.

(D)	The total cost of properties excludes construction-in-progress properties.