Form 10-Q
period 2009-03-27
HOST HOTELS & RESORTS, INC.
filed 2009-04-23
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 27, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant had 526,824,765 shares of its $0.01 par value common stock outstanding as of April 22, 2009.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 27, 2009 and December 31, 2008

(in millions, except shares and per share amounts)

	March 27, 2009	December 31, 2008
	(unaudited)
ASSETS
Property and equipment, net	$10,581	$10,739
Due from managers	62	65
Investments in affiliates	176	229
Deferred financing costs, net	47	46
Furniture, fixtures and equipment replacement fund	119	119
Other	196	200
Restricted cash	38	44
Cash and cash equivalents	653	508

Total assets	$11,872	$11,950

LIABILITIES AND EQUITY

Debt
Senior notes, including $852 million and $916 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,879	$3,943
Mortgage debt	1,517	1,436
Credit facility, including $210 million of term loan borrowings	410	410
Other	87	87

Total debt	5,893	5,876
Accounts payable and accrued expenses	107	119
Other	163	183

Total liabilities	6,163	6,178

Non-controlling interests of Host Hotels & Resorts, L.P.	147	156

Host Hotels & Resorts Inc. stockholders’ equity:
Cumulative redeemable preferred stock (liquidation preference $100 million) 50 million shares authorized; 4.0 million shares issued and outstanding	97	97
Common stock, par value $.01, 750 million shares authorized; 526.4 million shares and 525.3 million shares issued and outstanding, respectively	5	5
Additional paid-in capital	5,882	5,874
Accumulated other comprehensive income	2	5
Deficit	(448)	(389)

Total Host Hotels & Resorts Inc. stockholders’ equity	5,538	5,592
Non-controlling interests—other consolidated partnerships	24	24

Total equity	5,562	5,616

Total liabilities and equity	$11,872	$11,950

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 27, 2009 and March 21, 2008

(unaudited, in millions, except per share amounts)

	Quarter ended
	March 27, 2009	March 21, 2008
REVENUES
Rooms	$511	$621
Food and beverage	272	332
Other	70	70

Total hotel sales	853	1,023
Rental income	29	30

Total revenues	882	1,053

EXPENSES
Rooms	138	156
Food and beverage	201	241
Hotel departmental expenses	238	257
Management fees	33	52
Other property-level expenses	82	81
Depreciation and amortization	178	123
Corporate and other expenses	15	17
Gain on insurance settlement	—	(7)

Total operating costs and expenses	885	920

OPERATING PROFIT (LOSS)	(3)	133
Interest income	2	4
Interest expense	(87)	(83)
Net gains on property transactions and other	1	1
Loss on foreign currency and derivatives	(1)	—
Equity in losses of affiliates	(3)	—

INCOME (LOSS) BEFORE INCOME TAXES	(91)	55
Benefit for income taxes	14	7

INCOME (LOSS) FROM CONTINUING OPERATIONS	(77)	62
Income from discontinued operations.	17	1

NET INCOME (LOSS)	(60)	63
Less: Net (income) loss attributable to non-controlling interests	1	(9)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(59)	54
Less: Dividends on preferred stock	(2)	(2)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(61)	$52

Basic and diluted earnings (loss) per common share:
Continuing operations	$(.15)	$.10
Discontinued operations	.03	—

Basic and diluted earnings (loss) per common share	$(.12)	$.10

Amounts attributable to Host Hotels & Resorts Inc. common stockholders:
Income (loss) from continuing operations, net of tax	$(76)	$53
Discontinued operations, net of tax	17	1

Net income (loss) attributable to common stockholders	$(59)	$54

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 27, 2009 and March 21, 2008

(unaudited, in millions)

	Quarter ended
	March 27, 2009	March 21, 2008
OPERATING ACTIVITIES
Net income (loss) attributable to common stockholders	$(59)	$54
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(18)	—
Depreciation	1	1
Depreciation and amortization	178	123
Amortization of deferred financing costs	3	3
Deferred income taxes	(15)	(6)
Net gains on property transactions and other	(1)	(1)
Transaction loss on foreign currency	1	—
Gain on extinguishment of debt	(3)	—
Equity in losses of affiliates	3	—
Distributions from equity investments	—	2
Net income (loss) attributable to non-controlling interests	(1)	9
Change in due from managers	3	13
Change in accrued interest payable	22	16
Changes in other assets	14	8
Changes in other liabilities	(8)	7

Cash provided by operations	120	229

INVESTING ACTIVITIES
Proceeds from sales of assets, net	108	—
Investments in affiliates	39	—
Capital expenditures:
Renewals and replacements	(49)	(81)
Repositionings and other investments	(59)	(69)
Change in furniture, fixtures and equipment (FF&E) reserves	(1)	—
Change in restricted cash designated for FF&E reserves	3	—
Other	—	14

Cash provided by (used in) investing activities	41	(136)

FINANCING ACTIVITIES
Financing costs	(3)	(1)
Issuances of debt	120	—
Repurchase of exchangeable debentures	(69)	—
Debt prepayments	(34)	—
Scheduled principal repayments	(3)	(4)
Common stock repurchase	—	(35)
Dividends on common stock	(27)	(209)
Dividends on preferred stock	(2)	(2)
Distributions to non-controlling interests	(1)	(10)
Change in restricted cash other than FF&E replacement	3	(3)

Cash used in financing activities	(16)	(264)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145	(171)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	508	488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$653	$317

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 27, 2009 and March 21, 2008

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended
	March 27, 2009	March 21, 2008
Interest paid	$60	$59
Income taxes paid	3	1

Supplemental disclosure of noncash investing and financing activities:

We issued approximately 0.9 million and 7,000 shares for the first quarter of 2009 and 2008, respectively, upon the conversion of operating partnership units, or OP Units, of Host Hotels & Resorts, L.P., or Host LP, held by non-controlling partners valued at approximately $5.8 million and $0.1 million, respectively.

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

Host Hotels & Resorts, Inc., or Host, a Maryland corporation operating through an umbrella partnership structure, is the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P., or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and, as of March 27, 2009, own approximately 97% of the partnership interests of Host LP, which are referred to as OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2008.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 27, 2009 and the results of our operations and cash flows for the quarters ended March 27, 2009 and March 21, 2008. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Distributions from investments in affiliates

We classify the distributions from our investment in affiliates in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution to determine its nature. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales would be classified as cash flows from investing activities.

Application of New Accounting Standards

SFAS 160 Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

Effective January 1, 2009, we have adopted SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“FAS 160”), which defines a non-controlling interest

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires non-controlling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”). FAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. Below are the steps we have taken as a result of the implementation of this standard:

•	We have reclassified the non-controlling interests of other consolidated partnerships from the mezzanine section of our balance sheets to equity. This reclassification totaled $24 million as of March 27, 2009 and December 31, 2008.

•	Non-controlling interests of Host LP will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification under EITF Topic D-98. The redemption feature requires the delivery of cash or shares of stock.

•	Net income attributable to non-controlling interests of Host LP and of other non-consolidated partnerships is no longer included in the determination of net income, and we reclassified prior year amounts to reflect this requirement. As a result, net income for the period ended March 21, 2008 increased $9 million from previously reported amounts. The adoption of this standard has no effect on our earnings per share.

•	We adjust the non-controlling interests of Host LP each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value as prescribed by EITF Topic D-98. The historical cost of the non-controlling interests of Host LP is based on the proportional relationship between the carrying value of equity associated with our common stockholders relative to that of the unitholders of Host LP, as OP Units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the non-controlling partners of Host LP based on their weighted average ownership percentage during the period. As of March 27, 2009, the non-controlling interests of Host LP have a redemption value of approximately $60 million (based on March 27, 2009 Host common stock price of $4.25), which represents the amount of cash or Host stock, at our option, that would be paid to the outside non-controlling partners of Host LP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”

Effective January 1, 2009, we have retrospectively adopted FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our 3 1/4% Exchangeable Senior Debentures (“the 2004 Debentures”) are within the scope of FSP 14-1; therefore, we are required to record the debt components of the debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt. We measured the fair value of the debt components of the 2004 Debentures and 2007 Debentures at issuance based on effective interest rates of 6.8% and 6.5%, respectively. As a result, we attributed $165 million of the proceeds received to the conversion feature of the debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in additional paid-in capital on the accompanying balance sheets. The implementation of FSP 14-1 has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. As a result of this accounting change:

•	The unamortized discount of the 2004 Debentures and 2007 Debentures related to the implementation of FSP 14-1 was $66 million and $76 million as of March 27, 2009 and December 31, 2008, respectively. The unamortized discount is recognized as a reduction to the carrying value of the debentures on the balance sheets. Beginning stockholders’ equity was increased by $76 million as a result of the adoption of FSP 14-1.

•	Interest expense for the first quarters of 2009 and 2008 includes $7 million and $8 million, respectively, of contractual cash interest expense and an additional $7 million of non-cash interest expense for both periods related to the amortization of the discounts,

•	The gain recognized upon the first quarter 2009 repurchase of $75 million face value of the 2004 Debentures was approximately $3 million. Prior to the implementation of this FSP 14-1, the gain on the repurchase would have totaled approximately $5 million.

•	The revised diluted earnings per common share for the quarter ended March 21, 2008 was reduced by approximately $.01.

•	We reclassified approximately $1 million of unamortized financing costs to stockholders equity as these costs were attributable to the issuance of the conversion feature associated with the debentures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners and exchangeable debt securities. No effect is shown for securities that are anti-dilutive.

	Quarter ended
	March 27, 2009			March 21, 2008
	(in millions, except per share amounts)
	Income/ (loss)	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income (loss)	$(60)	526.1	$(.11)	$63	522.6	$.12
Net (income)loss attributable to non-controlling interests	1	—	—	(9)	—	(.02)
Dividends on preferred stock	(2)	—	(.01)	(2)	—	—

Basic earnings (loss) available to common stockholders	(61)	526.1	(.12)	52	522.6	.10
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	—	—	—	.2	—
Assuming deduction of the gain recognized for the repurchase of 2004 Exchangeable Senior Debentures (a)	(2)	3.9	—	—	—	—

Diluted earnings (loss) available to common stockholders	$(63)	530.0	$(.12)	$52	522.8	$.10

(a)	During the first quarter of 2009, the Company repurchased $75 million of face value of the 2004 Debentures with a carrying value of $72 million for $69 million. Under FASB’s Emerging Issues Task Force Topic D-53, “Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” (EITF D-53), we are required to determine the dilutive effect of the repurchased 2004 Exchangeable Debentures separately from the 2004 Debentures outstanding at March 27, 2009. The 2004 Debentures repurchased during 2009 are treated as having been converted to common stock equivalents at the start of the period. Accordingly, the adjustments to dilutive EPS related to the 2004 Debentures includes $3 million gain recognized, net of interest expense of $1 million on the repurchased debentures. No effect is shown for the remaining $325 million of the 2004 Debentures outstanding at March 27, 2009 as they are anti-dilutive.

4.	Property and Equipment

Property and equipment consists of the following as of:

	March 27, 2009	December 31, 2008
	(in millions)
Land and land improvements	$1,599	$1,613
Buildings and leasehold improvements	11,435	11,502
Furniture and equipment	1,749	1,748
Construction in progress	198	174

	14,981	15,037
Less accumulated depreciation and amortization	(4,400)	(4,298)

	$10,581	$10,739

During the first quarter of 2009, we identified several non-core properties that may be sold prior to the end of their previously estimated useful lives. Therefore, we tested these properties for impairment based on management’s estimate of expected future undiscounted cash flows over our expected holding period taking into account the probability of consummating the sales. For the two assets where the undiscounted, probability-weighted cash flows were below the carrying amount, we recorded non-cash impairment charges totaling $40 million based on the difference between the properties’ fair value and the carrying value. These impairments are included in depreciation expense on the accompanying statements of operations.

5.	Debt

Mortgage Debt. On March 23, 2009, we obtained a $120 million mortgage secured by the JW Marriott, Washington, D.C. The loan matures April 2, 2013, with an additional one-year extension subject to certain conditions. On March 11, 2009, we prepaid, without penalty, the $33.6 million Westin Indianapolis mortgage loan.

Exchangeable Debentures. During March 2009, we repurchased an additional $75 million face value of the 2004 Debentures with a carrying value of $72 million for approximately $69 million and recorded a gain on the repurchase of approximately $3 million. Based on the relationship of the consideration paid to retire the debentures and the fair value of the debentures on the date of retirement, none of the proceeds utilized in the repurchase were allocated to the retirement of the equity component of the debentures. The $325 million remaining outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes.

6.	Stockholder’s Equity

Dividends. On March 16, 2009, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on April 15, 2009 to preferred stockholders of record as of March 31, 2009.

Stock Repurchase. The Company’s Board of Directors authorized a program to repurchase up to $500 million of common stock and equity related securities. These securities may be purchased in the open market or through private transactions, depending on market conditions. The plan does not obligate the Company to repurchase any specific number or amount of securities and may be suspended at any time at management’s discretion. As of March 27, 2009, the Company has repurchased 6.5 million common shares valued at approximately $100 million. There were no common shares repurchased in the first quarter 2009. The shares repurchased constitute authorized but unissued shares. Additionally, as part of this program, we repurchased $175 million face value of the 2004 Debentures (of which $75 million was repurchased in the first quarter of 2009) which, under the terms of the Board authorization, reduced the amount eligible for common share repurchases by Host by the approximate $151 million of cash paid for the debentures. As a result of these repurchases, we have approximately $249 million remaining under the Board of Directors’ authorization for future repurchases.

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Host Hotels & Resorts, Inc.	Non-controlling interests	Total
Balance, December 31, 2008	$5,592	$180	$5,772
Net loss	(59)	(1)	(60)
Changes in ownership	8	(8)	—
Other comprehensive loss (note 8)	(3)	—	(3)

Balance, March 27, 2009	$5,538	$171	$5,709

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our foreign operations consist of four properties located in Canada, two properties located in Chile and one property located in Mexico. There were no intercompany sales during the periods presented. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended
	March 27, 2009	March 21, 2008
	(in millions)
United States	$856	$1,019
Canada	19	25
Chile	4	5
Mexico	3	4

Total revenue	$882	$1,053

8.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented:

	Quarter ended
	March 27, 2009	March 21, 2008
	(in millions)
Net income (loss)	$(60)	$63
Other comprehensive income (loss)	(3)	17

Comprehensive income (loss)	(63)	80
Comprehensive (income) loss attributable to the non- controlling interests	1	(9)

Comprehensive income (loss) attributable to Host Hotels & Resorts, Inc.	$(62)	$71

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Dispositions

Dispositions. In the first quarter of 2009, we disposed of the Hyatt Regency Boston for a total of approximately $113 million, including the return of reserves held by the manager, and recorded a gain on the disposition of approximately $20 million, net of tax. The following table summarizes the revenues, income (loss) before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended
	March 27, 2009	March 21, 2008
	(in millions)
Revenues	$3	$8
Income (loss) before income taxes	(1)	1
Gain on dispositions, net of tax	18	—

10.	Subsequent Event

On April 23, 2009, we announced plans to sell approximately 60 million shares of common stock (not including an underwriters’ over-allotment option of 9 million shares) in an underwritten public offering. The net proceeds of the offering, if successful, are expected to be used for debt repayment and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 97% of the partnership interests as of March 27, 2009. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2008 and in other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Outlook

As of March 27, 2009, we own 116 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

The United States is currently in the midst of a recession and the future economic environment is likely to be less favorable than that of recent years. The recessionary environment in 2009, specifically declining GDP, employment, business investment, corporate profits and consumer spending, has and will continue to negatively impact overall lodging demand. We believe that consumer and commercial spending and lodging demand will continue to decline in 2009 and, in particular, we expect lodging demand in the luxury segment will continue to underperform other property types as consumers continue to utilize less expensive alternatives. We do not anticipate an improvement in lodging demand until the current economic trends reverse course, particularly the expected continued weakness in the overall economy and the lack of liquidity in the credit markets. While new supply in 2009 is expected to be moderately above the historical average, we expect that, as a result of the current fiscal environment, increases in lodging supply will likely slow significantly over the next few years. This may be particularly relevant for the markets and lodging sectors in which we compete due to the long-term planning and high level of investment associated with these properties.

We believe that the economic slowdown will continue to significantly affect both the group and transient elements of our business. Based on reservation activity for 2009, we expect that group demand will continue to decline as companies continue to reduce travel expenditures, which will lead to increased cancellations, diminished booking activity and reduced attendance at group events resulting in lower banquet and food and beverage and other revenues. Similarly, the continued reduction in corporate travel budgets will affect the transient business traveler. The consumer-led elements of this economic slowdown will also decrease demand at leisure-dependent destinations, such as Hawaii and Florida, as both U.S. and international leisure travelers are likely to continue to reduce discretionary spending. Certain expenditures may also increase as a result of continued uncertainty in the economy, such as increased insurance expense.

The general economic trends discussed above make it difficult to predict our future operating results. However, there can be no assurances that we will not experience further declines in hotel revenues or earnings at our properties for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns and the continued impact of the trends identified above. For a general overview of our business and a discussion of our reporting periods see our most recent annual report on form 10-K.

Common Stock Offering

On April 23, 2009, we announced plans to sell approximately 60 million shares of common stock (not including an underwriters’ over-allotment option of 9 million) in an underwritten public offering. The net proceeds of the offering, if successful, are expected to be used for debt repayment and for general corporate purposes.

Critical Accounting Policies

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We record an impairment charge when the future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimable life is equal to the generally accepted accounting principle, or GAAP, depreciable life, though all of our hotel properties are assumed to have at least a 10-year minimum life because of the continuous property maintenance and improvement capital expenditures required under our management agreements, unless situations dictate otherwise, such as an expiring ground lease, or it is more likely than not that the asset will be sold prior to its previously expected useful life.

We test for impairment in several situations, including when current or projected cash flows are 15% less than budgeted cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

•	projected cash flows, both from operations and the eventual disposition;

•	expected useful life and holding period;

•	future required capital expenditures; and,

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

As a preliminary indicator to determine if the carrying value may not be recovered by undiscounted cash flow as of March 27, 2009, we assume a 2.5% rate of growth for cash flows over the useful estimated lives of the individual properties, which has been adjusted lower than the historical growth rate utilized because of the current economic climate. As a result of this test, we identified six properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired. For purposes of this test, if we had assumed a growth rate of 0%, the number of hotel properties required to be tested for recoverability would only have increased by one property. If we had used a growth rate of 5%, the number of hotel properties that required testing would have decreased by three. Management believes its assumptions and estimates reflect the current market conditions and will adjust these measures as appropriate for changes therein.

During the first quarter of 2009, we also identified several non-core properties that may be sold prior to the end of their previously estimated useful lives. Therefore, we tested these properties for impairment based on management’s estimate of expected future undiscounted cash flows over our expected holding period taking into account the probability of consummating the sales. For the two assets where the undiscounted, probability-weighted cash flows were below the carrying value, we recorded non-cash impairment charges totaling $40 million based on the difference between the property’s fair value and the carrying value. These impairments are included in depreciation expense on the accompanying statements of operations.

Application of New Accounting Standards

SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

Effective January 1, 2009, we have adopted SFAS 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, (“FAS 160”), which defines a non-controlling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires non-controlling interest to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98. FAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. Below are the steps we have taken as a result of the implementation of this standard:

•	We have reclassified the non-controlling interests of other consolidated partnerships from the mezzanine section of our balance sheets to equity. This reclassification totaled $24 million as of March 27, 2009 and December 31, 2008.

•	Non-controlling interests of Host LP will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification under EITF Topic D-98. The redemption feature requires the delivery of cash or shares.

•	Net income attributable to non-controlling interests of Host LP and of other non-consolidated partnerships is no longer included in the determination of net income, and we reclassified prior year amounts to reflect this requirement. As a result, net income for the period ended March 21, 2008 increased $9 million from previously reported amounts. The adoption of this standard has no effect on our diluted earnings per share.

•	We adjust the non-controlling interests of Host LP each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value as prescribed by EITF Topic D-98. The historical cost of the non-controlling interests of Host LP is based on the proportional relationship between the carrying value of equity associated with our common stockholders relative to that of the unitholders of Host LP, as OP Units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the non-controlling partners of Host LP based on their weighted average ownership percentage during the period. As of March 27, 2009, the non-controlling interests of Host LP have a redemption value of approximately $60 million (based on March 27, 2009 Host common stock price of $4.25), which represents the amount of cash or Host stock, at our option, that would be paid to the outside non-controlling partners of Host LP.

FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”

Effective January 1, 2009, we have retrospectively adopted FASB staff position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our 3 1/4% Exchangeable Senior Debentures (“the 2004 Debentures”) are within the scope of FSP 14-1; therefore, we are required to record the debt components of the debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt. We measured the fair value of the debt components of the 2004 Debentures and 2007 Debentures at issuance based on effective interest rates of 6.8% and 6.5%, respectively. As a result, we attributed $165 million of the proceeds received to the conversion feature of the debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in additional paid-in capital on the accompanying balance sheets. The implementation of FSP 14-1 has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. As a result of this accounting change:

•	The unamortized discount of the 2004 Debentures and 2007 Debentures related to the implementation of FSP 14-1 was $66 million and $76 million as of March 27, 2009 and December 31, 2008, respectively. The unamortized discount is recognized as a reduction to the carrying value of the debentures on the balance sheets. Beginning stockholders’ equity was increased by $76 million as a result of the adoption of FSP 14-1.

•	Interest expense for the first quarters of 2009 and 2008 includes $7 million and $8 million, respectively, of contractual cash interest expense and an additional $7 million of non-cash interest expense for both periods related to the amortization of the discounts,

•	The gain recognized upon the first quarter 2009 repurchase of $75 million face value of the 2004 Debentures was approximately $3 million. Prior to the implementation of FSP 14-1, the gain on the repurchase would have totaled approximately $5 million.

•	The revised diluted earnings per common share for the quarter ended March 21, 2008 was reduced by approximately $.01.

•	We reclassified approximately $1 million of unamortized financing costs to stockholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the debentures.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 27, 2009	March 21, 2008	% Increase (Decrease)
Revenues:
Total hotel sales	$853	$1,023	(16.6)%
Operating costs and expenses:
Property-level costs (1)	870	910	(4.4)
Corporate and other expenses	15	17	(11.8)
Gain on insurance settlement	—	7	N/M
Operating profit (loss)	(3)	133	N/M
Interest expense	87	83	4.8
Income (loss) attributable to non-controlling interests	(1)	9	N/M
Income from discontinued operations	17	1	N/M
Net income (loss) attributable to common stockholders	(59)	54	N/M

All hotel operating statistics (2):
RevPAR	$110.08	$137.25	(19.8)%
Average room rate	$181.12	$198.00	(8.5)%
Average occupancy	60.8%	69.3%	(8.5	)pts.
Comparable hotel operating statistics (3):
RevPAR	$110.20	$137.47	(19.8)%
Average room rate	$181.39	$198.44	(8.6)%
Average occupancy	60.8%	69.3%	(8.5	)pts.

(1)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and gains on insurance settlement.

(2)	Operating statistics are for all properties as of March 27, 2009 and March 21, 2008 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for March 27, 2009 and March 21, 2008 are based on 116 comparable hotels as of March 27, 2009.
(4)	N/M=Not Meaningful.

2009 Compared to 2008

Hotel Sales Overview

	Quarter ended
	March 27, 2009	March 21, 2008	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$511	$621	(17.7)%
Food and beverage	272	332	(18.1)
Other	70	70	—

Total hotel sales	$853	$1,023	(16.6)

Hotel sales declined 16.6% for the quarter, reflecting continued weakness in the lodging industry. The amounts presented in our statements of operations include 86 days and 81 days for our Marriott-managed hotels in the first quarters of 2009 and 2008, respectively. Revenues for properties sold or classified as held for sale in 2009 or 2008 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of March 27, 2009, all of our 116 hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

For the quarter, comparable hotel sales decreased 19.6% to approximately $863 million. The revenue decline reflects the decrease in comparable RevPAR of 19.8% as a result of a decrease in occupancy of 8.5 percentage points and a decrease in average room rates of 8.6%.

Food and beverage revenues for our comparable hotels decreased 20.7% for the quarter. The decrease in the quarter reflects a decline in both banquet and outlet revenues. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition and cancellation fees, decreased 9.3% for the quarter.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 27, 2009 and March 21, 2008:

Comparable Hotels by Property Type (a)

	As of March 27, 2009		Quarter ended March 27, 2009			Quarter ended March 21, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	54	34,892	$187.43	60.9%	$114.23	$201.20	70.1%	$140.94	(19.0)
Suburban	34	12,904	148.80	56.2	83.68	163.36	62.7	102.43	(18.3)
Resort/Conference	13	8,082	252.83	65.2	164.95	284.72	76.1	216.80	(23.9)
Airport	15	7,208	129.69	63.1	81.83	143.97	70.1	100.93	(18.9)

All Types	116	63,086	181.39	60.8	110.20	198.44	69.3	137.47	(19.8)

(a)	The reporting period for our comparable operating statistics for the first quarter of 2009 is from January 3, 2009 to March 27, 2009 and for the first quarter of 2008 is from December 29, 2007 to March 21, 2008. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the first quarter of 2009, RevPAR decreased significantly across all of our hotel property types. RevPAR at our resort/conference properties have been particularly affected by the current economic recession due to reduced consumer spending. RevPAR at our urban, airport and suburban hotels also declined due to the overall decline in lodging demand.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of March 27, 2009 and March 21, 2008:

Comparable Hotels by Region (a)

	As of March 27, 2009		Quarter ended March 27, 2009			Quarter ended March 21, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,943	$187.16	62.0%	$115.99	$206.08	72.7%	$149.74	(22.5)%
Mid-Atlantic	11	8,684	205.16	62.4	127.99	236.96	73.7	174.58	(26.7)
North Central	14	6,175	120.95	49.9	60.32	134.19	54.0	72.43	(16.7)
Florida	9	5,677	222.58	70.5	156.94	248.72	81.2	201.85	(22.2)
DC Metro	13	5,666	212.61	67.2	142.79	200.67	63.7	127.88	11.7
New England	10	5,165	141.68	45.4	64.27	155.62	59.7	92.92	(30.8)
South Central	9	5,687	156.52	65.3	102.14	167.79	72.5	121.73	(16.1)
Mountain	8	3,364	185.29	54.9	101.66	206.56	64.5	133.14	(23.6)
Atlanta	8	4,252	160.78	60.8	97.76	174.85	69.7	121.85	(19.8)
International	7	2,473	138.95	61.0	84.70	162.16	69.4	112.49	(24.7)

All Regions	116	63,086	181.39	60.8	110.20	198.44	69.3	137.47	(19.8)

(a)	The reporting period for our comparable operating statistics for the first quarter of 2009 is from January 3, 2009 to March 27, 2009 and for the first quarter of 2008 is from December 29, 2007 to March 21, 2008. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

The DC Metro region had a very strong quarter, with RevPAR growth of 11.7%, led by our downtown properties as both group and transient business performed well due to the inauguration and other government-related activities. The South Central region also outperformed on a relative basis as RevPAR fell 16.1%. This was driven by our Houston properties primarily due to renovations at two properties in the first quarter of 2008. The North Central region also outperformed on a relative basis, with RevPAR declining 16.7%, led by our downtown Chicago hotels, which benefited from favorable year-over-year comparisons as certain downtown assets were under renovation in the first quarter of 2008.

RevPAR for our Florida region fell 22.2%. While our Tampa properties outperformed due to transient performance in special corporate business and a lift from the Super Bowl, the rest of the region underperformed due to lower transient and group demand.

Overall RevPAR growth for our Pacific region fell 22.5% for the quarter, however, results varied by market. RevPAR for the San Francisco market declined 17.5% as city-wide room nights declined due to cancellations and booking cycles of groups. Transient rooms also declined due to overall weakness in international, corporate and leisure demand. The Fisherman’s Wharf Marriott was also under a rooms renovation in the first quarter of this year. RevPAR for our Hawaiian properties decreased 22.3% because of lower airline capacity, which led to lower leisure transient and group demand. Our properties increased promotions and significantly reduced rates in order to maximize occupancy. RevPAR for our Seattle hotels was down 32.4% due to an unusually strong city-wide quarter in the first quarter of 2008. Transient business was affected by layoffs at several major employers in the area.

RevPAR for the Mid-Atlantic region decreased 26.7% as our New York properties experienced a RevPAR decline of 29.4% with significant declines in both rate and occupancy where both group and leisure demand, particularly international leisure demand, declined. The Philadelphia market slightly outperformed the overall portfolio for the quarter, with a RevPAR decrease of 18.6%.

The New England region underperformed during first quarter as RevPAR declined 30.8%. The New England region, and Boston in particular, had a very strong first half of 2008 due to strong group bookings and city-wide events.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 109 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our most recent Annual Report on Form 10-K.

In the first quarter of 2009, overall transient RevPAR decreased 22% when compared to 2008 as discretionary business travel and overall consumer spending have declined in response to the current economic recession. At the same time, overall group RevPAR declined approximately 20% due to a significant increase in group cancellations, groups increasingly renegotiating rates and the overall decline in demand. The declines in group and transient business were slightly offset by an increase of 6.9% in contract business during the quarter as our managers sought to increase occupancy through the sale of the discounted contract business.

Property-level Operating Expenses

	Quarter ended
	March 27, 2009	March 21, 2008	% Increase (Decrease)
	(in millions)
Rooms	$138	$156	(11.5)%
Food and beverage	201	241	(16.6)
Hotel departmental expenses	238	257	(7.4)
Management fees	33	52	(36.5)
Other property-level expenses	82	81	1.2
Depreciation and amortization	178	123	44.7

Total property-level operating expenses	$870	$910	(4.4)

Due to the decreased operating levels at our hotels, we have worked with our managers to lower operating expenses. As a result of these measures, and an overall decline in occupancy, we have significantly decreased the rooms, food and beverage and hotel departmental expenses. These operating expenses, which are both fixed and variable, are primarily affected by changes in occupancy and inflation though the effect on specific costs will vary. The primary driver for the decline in these expenses was a decline in the wages and benefits for the quarter of approximately 12.8%, which represents approximately 55% of the overall decrease. We expect the decreases the rooms, food and beverage and hotel departmental expenses to continue throughout 2009. We also experienced a significant decline in insurance expense of approximately 30% for the quarter. Real estate taxes increased 9% and utilities decreased 4.3%.

Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at each property. Therefore, the 36.5% decline above is due to the overall decline in revenues and operating profit at our hotels. The overall decline in the operating expenses at our hotels was offset by an increase in depreciation expense due to non-cash impairment charges on two hotels of approximately $40 million during the quarter. We record impairment charges on our hotels when the events or circumstances occur that indicate the carrying value may not be recoverable. See – “Critical Accounting Policies – Impairment”.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs.

Interest Expense. Interest expense increased $4 million for the first quarter of 2009. Interest expense for the quarters ended March 27, 2009 and March 21, 2008 includes $7 million of non-cash interest associated with the implementation of FSP 14-1. See “Implementation of New Accounting Standards.”

Net income/loss attributable to non-controlling interests. Net income attributable to non-controlling interests decreased $10 million for the first quarter of 2009. The decrease during the quarter is attributable to the decrease in the net income of Host LP of $123 million and a decline in the net income attributable to non-controlling interests in other consolidated partnerships of $7 million.

Discontinued Operations. Discontinued operations consist of one hotel disposed of in 2009 and two hotels disposed of during 2008 and represent the results of operations and the gains on the disposition of these hotels during the periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended
	March 27, 2009	March 21, 2008
	(in millions)
Revenue	$3	$8
Income (loss) before taxes	(1)	1
Gain on dispositions, net of tax	18	—

Liquidity and Capital Resources

Cash Requirements

We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility in the lodging industry. During this recession, we have taken several steps to preserve capital and increase liquidity, including obtaining a $120 million mortgage loan secured by the JW Marriott, Washington, D.C. in the first quarter of 2009, drawing $200 million on our credit facility in 2008, suspending, until the fourth quarter our quarterly dividend to common stockholders for 2009, and implementing cost saving initiatives at both the corporate and hotel level. These cost saving initiatives include an anticipated reduction in our 2009 capital expenditures to approximately one-half of the 2008 level. We believe, as a result of these efforts and the overall strength of our balance sheet, we have sufficient liquidity and access to the capital markets to withstand the anticipated decline in operating cash flow in 2009, pay our near-term debt maturities, fund our capital expenditure programs and maintain compliance with our debt financial covenants. We continue to maintain higher than historical cash levels due to uncertainty in the credit markets, and we intend to do so until the credit markets stabilize.

Host uses cash primarily for acquisitions, capital expenditures, debt payments and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. During 2009, we may take advantage of the ability to satisfy up to 90% of our REIT dividend requirements through the issuance of common stock dividends in order to conserve cash. Funds used by Host to make these distributions are provided by Host LP.

Capital Resources. As a REIT, we depend primarily on external sources of capital to finance future growth, including acquisitions, fund our near-term debt maturities and increase our liquidity. Despite the difficult credit market environment, we are pursuing several alternatives to further strengthen our balance sheet and increase liquidity, including our announced plan to sell shares of common stock. In addition, we may seek to obtain additional mortgage debt, or issue senior notes and pursue the disposition of non-core assets. As of March 27, 2009, 102 of our hotels, are unencumbered by mortgage debt. We have been negotiating with lenders to secure mortgage debt on certain of these properties. Additionally, we are currently marketing several of our non-core properties for sale and expect to receive net proceeds of approximately $100 million from these dispositions during the remainder of 2009.

Cash Balances. As of March 27, 2009, we had $653 million of cash and cash equivalents, which was an increase of $145 million from December 31, 2008. We also currently have $400 million available under our credit facility.

Debt Transactions. On March 23, 2009, we obtained a $120 million mortgage loan on the JW Marriott, Washington, D.C. that matures April 2, 2013, with an additional one-year extension subject to certain conditions. In the first quarter, we also repurchased $75 million face value of the 2004 Debentures with a carrying value of $72 million for approximately $69 million and recorded a gain on the repurchase of approximately $3 million. On March 11, 2009, we repaid the $33.6 million Westin Indianapolis mortgage loan. We are currently negotiating with our existing lender on refinancing the $175 million mortgage on the San Diego Marriott Marina and Resort Hotel which we anticipate closing by July 2009.

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

Acquisitions and Dispositions. On February 17, 2009, we sold the Hyatt Regency Boston for net proceeds of approximately $113 million, including the return of reserves held by the manager. We recognized a gain on the disposition of approximately $20 million, net of tax, in 2009.

We expect acquisition opportunities will continue to be limited in domestic and international markets due to the turmoil in the credit markets and uncertainty regarding the operating outlook. While the economic outlook is still uncertain, we believe that as the credit markets improve and the industry outlook becomes more visible, acquisition opportunities will increase. We expect that our acquisitions will be financed through a combination of methods, including proceeds from sales of properties from our existing portfolio, the incurrence of debt, available cash, advances under our credit facility, proceeds from equity offerings of Host, or issuance of OP units by Host LP.

Capital Expenditures. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, repositioning/return on investment (or ROI) projects and value enhancement projects. ROI/repositioning capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms, expanding ballroom, spa or conference facilities and installing energy conservation devices and systems. Value enhancement projects are intended to enhance the value of our portfolio by identifying and executing strategies designed to maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land.

During the first quarter of 2009, total capital expenditures decreased $42 million to $108 million. Our renewal and replacement capital expenditures during the first quarter of 2009 were approximately $49 million, which reflects a decrease of approximately 40% from 2008 levels. We expect total renewal and replacement capital expenditures for 2009 to be approximately $170 million to $180 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $59 million during the first quarter of 2009 on ROI projects, which reflects a decrease of approximately 15% over 2008 levels. We expect total repositioning/ROI expenditures for 2009 to be approximately $170 million to $180 million. As a result of the extensive three-year capital expenditure program which was completed in 2008, we believe that our properties will remain in a strong competitive position with respect to their market competitors despite our reduction in capital expenditures in 2009.

Sources and Uses of Cash

Our principal sources of cash are operations, the sale of assets, and proceeds from debt issuances and refinancing. Our principal uses of cash are debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations during the first quarter of 2009 decreased $109 million to $120 million compared to the first quarter of 2008, due primarily to declines in operations at our hotels.

Cash Provided by Investing Activities. Approximately $41 million of cash was provided by investing activities during the first quarter of 2009. This included an approximate $39 million return of capital from the European joint venture and $108 million of proceeds from the disposition of the Hyatt Regency Boston hotel, partially offset by $108 million of capital expenditures.

Cash Used in Financing Activities. Approximately $16 million of cash was used in financing activities during the first quarter of 2009 and primarily consisted of the repayment of the $33.6 million Westin Indianapolis mortgage loan and the repurchase of $75 million face value of our 2004 Debentures for approximately $69 million. Cash used in financing activities also consisted of the payment of the fourth quarter 2008 common and preferred dividends of $29 million, a decrease of $182 million from the first quarter of 2008, and scheduled principal repayments of $3 million. We also received net proceeds of approximately $117 million through debt issuances and refinancings. The following table summarizes the significant debt (net of deferred financing costs) transactions as of April 22, 2009 (in millions).

Transaction Date	Description of Transaction	Transaction Amount
Debt
March	Proceeds from the issuance of the mortgage loan secured by the JW Marriott, Washington, D.C.	$117
March	Repayment of the mortgage on the Westin Indianapolis	(34)
March	Repurchase of the $75 million face amount of the 2004 Exchangeable Senior Debentures	(69)

		$14

Debt

As of March 27, 2009, our total debt was $5.9 billion, of which approximately $658 million, or 11%, matures through 2010, including principal amortization of $23 million. The weighted average interest rate of our debt was approximately 5.7% and the weighted average maturity was 4.5 years. Additionally, 86% of our debt had a fixed rate of interest as of March 27, 2009. We are in compliance with the financial covenants under our debt agreements.

As of March 27, 2009 and December 31, 2008, our debt was comprised of (in millions):

	March 27, 2009	December 31, 2008
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	348	348
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	497
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024 (1)	314	383
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027(1)	538	533
Senior notes, with a rate of 10.0%, due May 2012	7	7

Total senior notes	3,879	3,943
Mortgage debt (non-recourse) secured by $2.2 billion of real estate assets, with an average interest rate of 6.0% at March 27, 2009 and 6.2% at December 31, 2008, maturing through December 2023	1,517	1,436
Credit facility, including the $210 million term loan	410	410
Other	87	87

Total debt	$5,893	$5,876

(1)	See discussion of the adoption of FSP 14-1 in Application of New Accounting Standards.

$600 million 2 5/8% Exchangeable Senior Debentures. On March 23, 2007, Host LP issued the $600 million 2007 Debentures and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of our common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged and, at our option, shares, cash or a combination thereof for any excess above the principal value. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The current exchange rate is 31.35 shares of our common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host common stock. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter. The 2007 Debentures are not currently exchangeable.

$500 million 3.25% Exchangeable Senior Debentures. On March 16, 2004, Host LP issued the $500 million 2004 Debentures and received proceeds of $484 million, net of discounts, underwriting fees and expenses. During 2009, we repurchased $75 million face value of the 2004 Debentures for approximately $69 million and recorded a gain on the purchase of approximately $3 million. As of March 27, 2009, we have repurchased $175 million face value of the 2004 Debentures and, as a result, $325 million of the 2004 Debentures remain outstanding. The outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 63.369 shares for each $1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $15.78 per share). The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. We can redeem for cash all or part of the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for stock rather than receive the cash redemption price. The 2004 Debentures are not currently exchangeable.

Financial Covenants

Financial Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage and required fixed charge coverage . As of March 27, 2009, our leverage ratio was 4.3x versus the 7.5x maximum leverage ratio allowed under the credit facility and our fixed charge coverage ratio was 2.5x versus the 1.05x minimum fixed charge coverage ratio allowed under the credit facility. We are in compliance with all of our financial covenants under the credit facility as of March 27, 2009. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million is deducted from our total debt balance. For a detailed discussion of covenants maintained in both our credit facility and senior notes indentures, see Financial Condition – Credit Facility, in our 2008 Annual Report on Form 10-K.

Dividend Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of March 27, 2009, Host is the owner of substantially all of the preferred OP units and approximately 97% of the common OP units. The remaining 3% of the common OP units are held by various third-party limited partners.

Investors should take into account the 3% non-controlling interest in Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. When Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host, as well as to other common OP unit holders.

Host’s current policy on common dividends is generally to distribute, over time, 100% of its taxable income. Without giving effect to any issuance of common stock, we currently expect to declare a $.30 to $.35 per share common dividend in the fourth quarter, which may be paid either in cash or in a combination of cash and shares of Host common stock. The amount of any dividend will be determined by Host’s Board of Directors. In reliance on the specific terms of recent guidance issued by the IRS, we may pay up to 90% of our required 2009 common dividends with Host common stock, with the remaining 10% paid with cash. Host currently intends to continue paying dividends on its preferred stock, regardless of its amount of taxable income, unless contractually restricted.

On March 16, 2009, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on April 15, 2009 to preferred stockholders of record as of March 31, 2009.

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

All of our 116 hotels that we owned on March 27, 2009 have been classified as comparable hotels.

The operating results of the three hotels we disposed of during 2009 and 2008 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended
	March 27, 2009			March 21, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income (loss) available to common stockholders	$(61)	526.1	$(.12)	$52	522.6	$.10
Adjustments:
Gain on dispositions, net of taxes (a)	(18)	—	(.04)	—	—	—
Amortization of deferred gains, net of taxes	(1)	—	—	(1)	—	—
Depreciation and amortization	139	—	.26	124	—	.24
Partnership adjustments	—	—	—	5	—	.01
FFO of non-controlling interests of Host LP (b)	(2)	—	—	(7)	—	(.01)
Adjustments for dilutive securities:
Assuming distribution of common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	.2	—	—	.2	—
Assuming deduction of gain recognized for the repurchase of 2004 Exchangeable Senior Debentures (c)	(2)	3.9	—	—	—	—
Assuming conversion of 2004 Exchangeable Senior Debentures	—	—	—	7	30.5	(.01)

FFO per diluted share (d)(e)	$55	530.2	$.10	$180	553.3	$.33

(a)	In accordance with the guidance on FFO per diluted share provided by the National Association of Real Estate Investment Trusts, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted share. See note (2) to “Scheduled of Significant Items Affecting Earnings per Diluted Share and Funds From Operations per Diluted Share” for further discussion.
(b)	Represents FFO attributable to the non-controlling interests in Host LP.
(c)	During the first quarter of 2009, the Company repurchased $75 million of face value of the 2004 Debentures with a carrying value of $72 million for $69 million. Under FASB’s Emerging Issues Task Force Topic D-53, “Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” (EITF D-53), we are required to determine the dilutive effect of the repurchased 2004 Exchangeable Debentures separately from the 2004 Exchangeable Debentures outstanding at March 27, 2009. The 2004 Debentures repurchased during 2009 are treated as having been converted to common stock equivalents at the start of the period. Accordingly, the adjustments to dilutive FFO related to the 2004 Debentures includes $3 million gain recognized, net of interest expense of $1 million on the repurchased debentures. For the quarter ended March 27, 2009, no dilutive effect is shown for the remaining $325 million outstanding at March 27, 2009 as they are anti-dilutive.

(d)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(e)	The following table presents significant items affecting earnings per share and FFO per diluted share for all periods presented (in millions, except per share amounts):

Schedule of Significant Items Affecting Earnings per Share

and Funds From Operations per Diluted Share

	Quarter ended
	March 27, 2009		March 21, 2008
	Net Income	FFO	Net Income	FFO
Gain on hotel dispositions, net of taxes	$18	$—	$—	$—
Interest expense due to the adoption of FSP 14-1 (1)	(7)	(10)	(7)	(4)
Impairment charges (2)	(40)	(40)	—	—
Gain (loss) attributable to non-controlling interests (3)	1	1	—	—

Total	$(28)	$(49)	$(7)	$(4)

Diluted shares	530.0	550.8	522.8	553.3
Per diluted share	$(.05)	$(.09)	$(.01)	$—

(1)	Represents the FFO effect of the implementation of FSP 14-1. See “Application of New Accounting Standards” for further discussion of the implementation.
(2)	We recognize an impairment charge when, in management’s estimate, the carrying value of an asset may not be recoverable. The impairment charge of $40 million reflects the reduction to fair value for certain properties which do not meet the held-for-sale criteria, but we believe are likely to be disposed of prior to the previously estimated useful lives.
(3)	Represents the portion of the significant items attributable to non-controlling partners of Host LP.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended
	March 27, 2009	March 21, 2008
Number of hotels	116	116
Number of rooms	63,086	63,086
Percent change in Comparable Hotel RevPAR	(19.8)%	—
Comparable hotel sales

Room	$516	$648
Food and beverage (b)	276	348
Other	71	78

Comparable hotel sales (c)	863	1,074

Comparable hotel expenses
Room	138	161
Food and beverage (d)	202	251
Other	32	39
Management fees, ground rent and other costs	303	346

Comparable hotel expenses (e)	675	797

Comparable hotel adjusted operating profit	188	277
Non-comparable hotel results, net (f)	3	(11)
Office buildings and select service properties, net (g)	(1)	—
Depreciation and amortization	(178)	(123)
Corporate and other expenses	(15)	(17)
Gain on insurance settlement	—	7

Operating profit	$(3)	$133

(a)	The reporting period for our comparable operating statistics for the first quarter of 2009 is from January 3, 2009 to March 27, 2009 and for the first quarter of 2008 from December 29, 2007 to March 21, 2008. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.
(b)	The reconciliation of total food and beverage sales per the condensed consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended
	March 27, 2009	March 21, 2008
Food and beverage sales per the consolidated statements of operations	$272	$332
Food and beverage sales for the property for which we record rental income	8	9
Adjustment for food and beverage sales for comparable hotels to reflect Marriott's fiscal year for Marriott-managed hotels	(4)	7

Comparable food and beverage sales	$276	$348

(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended
	March 27, 2009	March 21, 2008
Revenues per the consolidated statements of operations	$882	$1,053
Business interruption revenues for comparable hotels	—	7
Hotel sales for the property for which we record rental income, net	12	13
Rental income for office buildings and select service hotels	(19)	(19)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott managed hotels	(12)	20

Comparable hotel sales	$863	$1,074

(d)	The reconciliation of total food and beverage expenses per the condensed consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended
	March 27, 2009	March 21, 2008
Food and beverage expenses per the consolidated statements of operations	$201	$241
Food and beverage expenses for the property for which we record rental income	4	5
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(3)	5

Comparable food and beverage expenses	$202	$251

(e)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 27, 2009	March 21, 2008
Operating costs and expenses per the consolidated statements of operations	$885	$920
Hotel expenses for the property for which we record rental income	12	15
Rent expense for office buildings and select service hotels	(20)	(19)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(9)	14
Depreciation and amortization	(178)	(123)
Corporate and other expenses	(15)	(17)
Gain on insurance settlement	—	7

Comparable hotel expenses	$675	$797

(f)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of March 27, 2009 and December 31, 2008, 85.9% and 88.1%, respectively, of our outstanding debt bore interest at fixed rates. See our most recent Annual Report on Form 10–K.

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

During 2008, we entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholders’ equity portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. For the quarter, we recorded an increase in the fair value of the derivative instruments totaling approximately $2 million. The fair value of the derivative instruments as of March 27, 2009 and December 31, 2008 was $8 million and $6 million, respectively, which is included in accumulated other comprehensive income. The following table summarizes our three foreign currency purchase contracts (in millions):

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Sales of Unregistered Securities

On January 2, 2009, Host issued 586,700 shares of its common stock to Landmark Hospitality Services, Inc. upon exchange of an equal number of OP units of Host LP. On February 23, 2009, Host issued 213,008 shares of common stock to Peter Peterson and various Peterson family trusts upon exchanges of an equal number of OP units by Host LP. All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)†
January 1, 2009—January 31, 2009	40,736	*	$7.69	*	—	$318
February 1, 2009—February 28, 2009	1,283,252	**	$5.22	**	—	318
March 1, 2009—March 27, 2009	—		—		—	249

Total	1,323,988		$5.88		—	$249

*	Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common stock to plan participants (the $7.69 purchase price is the average price of Host common stock on the date of release).
**	Reflects 1,170,602 shares of restricted common stock forfeited for failure to meet vesting criteria and 112,650 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common stock to plan participants (the $5.22 purchase price is the average price of Host common stock on the date of release for those 112,650 shares).
†	On February 20, 2008, Host announced that its Board of Directors had authorized a program to repurchase up to $500 million of common stock in open market transactions or through private transactions. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time. There is no expiration date for the program. No common shares were repurchased as part of this program during the first quarter. However, Host LP did repurchase $75 million aggregate principal amount of its 3.25% Exchangeable Senior Debentures during the period which, under the terms of the Board authorization, reduced the amount eligible for common share repurchases by Host by the approximate $69 million in cash paid for the debentures. As a result of these purchases, we currently have approximately $249 million left under the Board authorization for future repurchases.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

April 23, 2009	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller