Form 10-Q
period 2009-06-19
HOST HOTELS & RESORTS, INC.
filed 2009-07-28
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 19, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The registrant had 603,897,299 shares of its $0.01 par value common stock outstanding as of July 23, 2009.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 19, 2009 and December 31, 2008

(in millions, except shares and per share amounts)

	June 19, 2009	December 31, 2008
	(unaudited)	(see Note 2)
ASSETS
Property and equipment, net	$10,431	$10,739
Assets held for sale	55	—
Due from managers	81	65
Investments in affiliates	144	229
Deferred financing costs, net	51	46
Furniture, fixtures and equipment replacement fund	121	119
Other	197	200
Restricted cash	46	44
Cash and cash equivalents	1,346	508

Total assets	$12,472	$11,950

LIABILITIES AND EQUITY
Debt
Senior notes, including $859 million and $916 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,272	$3,943
Mortgage debt	1,524	1,436
Credit facility, including the $210 million term loan	210	410
Other	87	87

Total debt	6,093	5,876
Accounts payable and accrued expenses	86	119
Other	171	183

Total liabilities	6,350	6,178

Non-controlling interests of Host Hotels & Resorts, L.P.	115	156

Host Hotels & Resorts Inc. stockholders’ equity:
Cumulative redeemable preferred stock (liquidation preference $100 million) 50 million shares authorized; 4.0 million shares issued and outstanding	97	97
Common stock, par value $.01, 1,050 million shares and 750 million shares authorized, respectively; 604.6 million shares and 525.3 million shares issued and outstanding, respectively	6	5
Additional paid-in capital	6,397	5,874
Accumulated other comprehensive income	2	5
Deficit	(518)	(389)

Total Host Hotels & Resorts Inc. stockholders’ equity	5,984	5,592
Non-controlling interests—other consolidated partnerships	23	24

Total equity	6,007	5,616

Total liabilities and equity	$12,472	$11,950

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended June 19, 2009 and June 13, 2008

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
REVENUES
Rooms	$629	$837	$1,134	$1,450
Food and beverage	323	433	592	762
Other	87	91	156	161

Total hotel sales	1,039	1,361	1,882	2,373
Rental income	25	27	54	57

Total revenues	1,064	1,388	1,936	2,430

EXPENSES
Rooms	166	194	302	348
Food and beverage	232	297	431	535
Hotel departmental expenses	271	318	505	571
Management fees	41	71	74	123
Other property-level expenses	96	94	177	175
Depreciation and amortization	196	128	353	249
Corporate and other expenses	17	14	32	31
Gain on insurance settlement	—	—	—	(7)

Total operating costs and expenses	1,019	1,116	1,874	2,025

OPERATING PROFIT	45	272	62	405
Interest income	2	4	4	9
Interest expense	(82)	(88)	(169)	(171)
Net gains on property transactions and other	1	1	2	2
Gain on foreign currency and derivatives	6	—	4	—
Equity in earnings (losses) of affiliates	(32)	1	(34)	2

INCOME (LOSS) BEFORE INCOME TAXES	(60)	190	(131)	247
Benefit (provision) for income taxes	(10)	(13)	4	(7)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(70)	177	(127)	240
Income (loss) from discontinued operations	1	16	(2)	16

NET INCOME (LOSS)	(69)	193	(129)	256
Less: Net (income) loss attributable to non-controlling interests	1	(10)	2	(18)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	(68)	183	(127)	238
Less: Dividends on preferred stock	(2)	(2)	(4)	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(70)	$181	$(131)	$234

Basic earnings (loss) per common share:
Continuing operations	$(.12)	$.32	$(.24)	$.42
Discontinued operations	—	.03	—	.03

Basic earnings (loss) per common share	$(.12)	$.35	$(.24)	$.45

Diluted earnings (loss) per common share:
Continuing operations	$(.12)	$.31	$(.24)	$.42
Discontinued operations	—	.03	—	.03

Diluted earnings (loss) per common share	$(.12)	$.34	$(.24)	$.45

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 19, 2009 and June 13, 2008

(unaudited, in millions)

	Year-to-date ended
	June 19, 2009	June 13, 2008
OPERATING ACTIVITIES
Net income (loss)	$(129)	$256
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(18)	(10)
Depreciation	24	6
Depreciation and amortization	353	249
Amortization of deferred financing costs	6	5
Amortization of debt premiums/discounts, net	15	15
Deferred income taxes	(7)	3
Net gains on property transactions and other	(2)	(2)
Gains on foreign currency transactions and derivatives	(4)	—
Gain on extinguishment of debt	(3)	—
Equity in earnings/losses of affiliates, net	34	(2)
Distributions from equity investments	1	3
Change in due from managers	(19)	(29)
Changes in other assets	6	(21)
Changes in other liabilities	(2)	(32)

Cash provided by operations	255	441

INVESTING ACTIVITIES
Proceeds from sales of assets, net	108	23
Investments in and return of capital from affiliates, net	39	(5)
Capital expenditures:
Renewals and replacements	(91)	(170)
Repositionings and other investments	(101)	(140)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(2)	(21)
Change in restricted cash designated for FF&E replacement fund	(4)	—
Other	—	13

Cash used in investing activities	(51)	(300)

FINANCING ACTIVITIES
Financing costs	(10)	(8)
Issuances of debt	506	510
Repayments on credit facility	(200)	—
Repurchase of exchangeable debentures	(69)	—
Debt prepayments	(34)	(211)
Scheduled principal repayments	(7)	(9)
Common stock issuance	480	—
Common stock repurchase	—	(72)
Dividends on common stock	(26)	(314)
Dividends on preferred stock	(4)	(4)
Distributions to non-controlling interests	(3)	(19)
Change in restricted cash other than FF&E replacement fund	1	3

Cash provided by (used in) financing activities	634	(124)

INCREASE IN CASH AND CASH EQUIVALENTS	838	17
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	508	488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,346	$505

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 19, 2009 and June 13, 2008

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	June 19, 2009	June 13, 2008
Interest paid	$168	$168
Income taxes paid	4	4

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 19, 2009 and June 13, 2008, we issued approximately 3.3 million shares and 0.2 million shares, respectively, upon the conversion of operating partnership units, or OP Units, of Host Hotels & Resorts, L.P., held by non-controlling partners valued at approximately $17 million and $3 million, respectively.

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

Host Hotels & Resorts, Inc., or Host, a Maryland corporation operating through an umbrella partnership structure, is the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P., or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and, as of June 19, 2009, own approximately 98% of the partnership interests of Host LP, which are referred to as OP units.

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

The preparation of financial statements in conformity GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 19, 2009 and the results of our operations for the quarterly and year-to-date periods ended June 19, 2009 and June 13, 2008 and cash flows for the year-to-date periods ended June 19, 2009 and June 13, 2008. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations. Subsequent events have been evaluated through July 28, 2009.

Certain prior year financial statement amounts have been reclassified to conform to the current presentation, including changes as a result of the application of new accounting requirements for our exchangeable debentures and non-controlling interests in consolidated entities.

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

Application of New Accounting Standards

Non-controlling Interests in Consolidated Financial Statements

As a result of the adoption of new accounting requirements regarding non-controlling interests in consolidated financial statements, non-controlling interests of other consolidated partnerships (previously referred to as “Interest of minority partners of other consolidated partnerships”) is now included as a separate component of equity in the consolidated balance sheets. The consolidated statements of operations have also been modified to present earnings and other comprehensive income to be attributed to controlling and non-controlling interests. Below are the steps we have taken as a result of the implementation of the requirements:

•

We have reclassified the non-controlling interests of other consolidated partnerships previously presented in the mezzanine section of our balance sheets to equity. This reclassification totaled $24 million as of December 31, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Non-controlling interests of Host LP will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification. The redemption feature requires the delivery of cash or shares of registered stock.

•

Net income attributable to non-controlling interests of Host LP and of other non-consolidated partnerships is no longer included in the determination of net income, and we reclassified prior year amounts to reflect this requirement. As a result, net income increased $10 million and $18 million from previously reported amounts for the second quarter and year-to-date periods ending June 13, 2008, respectively. The adoption of this requirement has no effect on our earnings per share.

•

We adjust the non-controlling interests of Host LP each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value. The historical cost of the non-controlling interests of Host LP is based on the proportional relationship between the carrying value of equity associated with our common stockholders relative to that of the unitholders of Host LP, as OP Units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the non-controlling partners of Host LP based on their weighted average ownership percentage during the period. As of June 19, 2009, the non-controlling interests of Host LP have a redemption value of approximately $90 million (based on June 19, 2009 Host closing common stock price of $7.66), which represents the amount of cash or Host stock, at our option, that would be paid to the outside non-controlling partners of Host LP, which is less than the historical cost of $115 million.

Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

As a result of the adoption of a new accounting requirement regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), we have retroactively adjusted the recognition of our exchangeable debentures such that we will now separately account for the liability and equity components of the debentures to reflect our nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our 3 1/4% Exchangeable Senior Debentures (“the 2004 Debentures”) are within the scope of the new accounting requirement; therefore, we are required to record the debt components of the debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt. We measured the fair value of the debt components of the 2004 Debentures and 2007 Debentures at issuance based on effective interest rates of 6.8% and 6.5%, respectively. As a result, we attributed $165 million of the proceeds received to the conversion feature of the debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in additional paid-in capital on the accompanying balance sheets. The implementation of the new accounting requirement has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. As a result of this accounting change:

•

The unamortized discount of the 2004 Debentures and 2007 Debentures related to the implementation was $60 million and $76 million as of June 19, 2009 and December 31, 2008, respectively. The unamortized discount is recognized as a reduction to the carrying value of the debentures on the consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Interest expense recorded for the 2004 and 2007 Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Contractual interest expense	$7	$8	$14	$16
Non-cash interest expense due to discount amortization	6	7	13	14

Total interest expense	$13	$15	$27	$30

•

During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. We recognized a $3 million gain on the transaction. We evaluated the fair value of the debt repurchased based on the fair value of the cash flows at the date of the repurchase discounted at risk adjusted rates. Based on this calculation, the fair value of the debt repurchased was greater than the conversion price; therefore, we did not allocate any of the repurchase price to the conversion feature of the debentures.

•	The diluted earnings per common share for the quarter and year-to-date periods ended June 13, 2008 were reduced from the previously reported amounts by approximately $.01 for both periods.

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

	Quarter ended		Year to date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
	(in millions, except per share amounts)
Net income (loss)	$(69)	$193	$(129)	$256
Net (income) loss attributable to non-controlling interests	1	(10)	2	(18)
Dividends on preferred stock	(2)	(2)	(4)	(4)

Earnings (loss) available to common stockholders	(70)	181	(131)	234
Assuming conversion of 2004 Exchangeable Senior Debentures	—	7	—	—
Assuming deduction of gain recognized for the repurchase of 2004 Exchangeable Senior Debentures (a)	—	—	(2)	—

Diluted earnings (loss) available to common stockholders	$(70)	$188	$(133)	$234

Basic weighted average shares outstanding	575.0	520.5	550.3	521.5
Diluted weighted average shares outstanding	575.0	551.7	552.2	521.8

Basic earnings (loss) per share	$(.12)	$.35	$(.24)	$.45

Diluted earnings (loss) per share	$(.12)	$.34	$(.24)	$.45

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(a)	During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive earnings per common share related to the 2004 Debentures repurchased during the year include the $3 million gain on repurchase, net of interest expense on the repurchased debentures.

4.	Property and Equipment

Property and equipment consists of the following as of:

	June 19, 2009	December 31, 2008
	(in millions)
Land and land improvements	$1,582	$1,613
Buildings and leasehold improvements	11,395	11,502
Furniture and equipment	1,769	1,748
Construction in progress	156	174

	14,902	15,037
Less accumulated depreciation and amortization	(4,471)	(4,298)

	$10,431	$10,739

Impairment of Property and Equipment

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.

During 2009, we reviewed our hotel portfolio for impairment and identified several properties that may be sold prior to the end of their previously estimated useful lives or that had current or projected operating losses. Properties exhibiting these characteristics are tested for impairment based on management’s estimate of expected future undiscounted cash flows from operations and sale over our expected remaining hold period. The fair value of these properties is generally determined based on either a discounted cash flow analysis or negotiated sales prices. Based on these assessments, we have recorded non-cash impairment charges totaling $57 million and $97 million in the second quarter and year-to-date periods ended June 19, 2009, respectively. Impairment charges are classified within depreciation and amortization on the accompanying condensed consolidated statements of operations. During the second quarter of 2009, we reclassified $19 million of impairment charges associated with a property that was held for sale as of June 19, 2009 (see note 10) into discontinued operations.

5.	Investments in Affiliates

We hold a 32.1% ownership interest in a joint venture based in Europe that owns 11 hotel properties located in six countries. The terms of this joint venture agreement limit the life of the investment to 2016, with two one-year extensions. We review our investment in the joint venture for other than temporary impairment based on the occurrence of any events that would indicate that the carrying amount of the investment exceeds its fair value on an other than temporary basis. We used certain inputs such as available third-party appraisals and forecast net operating income for the hotel properties to estimate the fair value of our investment in the joint venture as of June 19, 2009. We determined that our investment was impaired based on the reduction of distributable cash flows from the joint venture, which has been caused primarily by a decline in cash flows generated by the properties. We believe this impairment to be other than temporary as defined by GAAP because the time period over which the joint venture may be able to improve operations such that our investment would be fully recoverable is constrained by the remaining life of the joint venture. As a result, we recorded a non-cash impairment charge totaling $34 million in the second quarter based on the difference between our investment’s estimated fair value and carrying value. This impairment is included in equity in earnings (losses) of affiliates in the consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Debt

Credit Facility and Senior Notes. On May 5, 2009, we issued $400 million, 9% Series T senior notes maturing May 15, 2017 and received net proceeds of approximately $380 million after discounts, fees and other offering costs. Interest is payable semi-annually in arrears on January 15 and July 15, commencing July 15, 2009. A portion of the proceeds were used to repay the $200 million outstanding on the revolving portion of our credit facility. Additionally, we expect to repay all of the outstanding $135 million mortgage debt on the Westin Kierland Resort & Spa using proceeds from this issuance in December 2009. The outstanding 9% Series T senior notes are equal in right of payment with all of our other senior notes.

Exchangeable Debentures. The total face amount of the outstanding 2004 and 2007 Debentures is $325 million and $600 million, respectively, as of June 19, 2009. The Debentures are equal in right of payment with all of our other senior notes. The 2004 Debentures mature April 2024; however, holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. The 2007 Debentures mature April 2027; however, holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount.

During March 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for approximately $69 million and recorded a gain on the repurchase of approximately $3 million. Subsequent to the end of the second quarter of 2009, we repurchased $22 million face amount of the 2007 Debentures with a carrying value of $19 million for approximately $18 million and will recognize a gain on the repurchase of approximately $1 million in the third quarter. Since the fourth quarter of 2008, we have repurchased a total of $197 million face amount of the Debentures for approximately $169 million.

Mortgage Debt. On July 1, 2009, we repaid the $175 million San Diego Marriott Hotel & Marina mortgage loan at maturity.

7.	Stockholder’s Equity

Dividends. On June 15, 2009, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on July 15, 2009 to preferred stockholders of record as of June 30, 2009.

Common Stock Offering. On April 29, 2009, we issued 75,750,000 shares of common stock at $6.60 per share and received net proceeds of approximately $480 million, after underwriting discounts and commissions and transaction expenses.

Stock and Equity Related Securities Repurchase. Our Board of Directors authorized a program to repurchase up to $500 million of common stock and equity related securities. These securities may be purchased in the open market or through private transactions, depending on market conditions. The plan does not obligate the Company to repurchase any specific number or amount of securities and may be suspended at any time at management’s discretion. Currently, we have used a total of $269 million of the funds allocated under this plan, including the $169 million used to repurchase the exchangeable debentures described in Note 6 above. We have approximately $231 million remaining under the Board of Directors’ authorization for future repurchases.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total	Redeemable non-controlling interests
Balance, December 31, 2008	$5,592	$24	$5,616	$156
Net income (loss)	(127)	1	(126)	(3)
Changes in ownership	522	(2)	520	(38)
Other comprehensive loss (note 9)	(3)	—	(3)	—

Balance, June 19, 2009	$5,984	$23	$6,007	$115

8.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our foreign operations consist of four properties located in Canada, two properties located in Chile and one property located in Mexico. There were no intercompany sales during the periods presented. The following table presents total revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
	(in millions)
United States	$1,032	$1,338	$1,879	$2,346
Canada	22	33	41	58
Chile	7	9	10	14
Mexico	3	8	6	12

Total revenue	$1,064	$1,388	$1,936	$2,430

9.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented:

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
	(in millions)
Net income (loss)	$(69)	$193	$(129)	$256
Other comprehensive income (loss)	—	(13)	(3)	4

Comprehensive income (loss)	(69)	180	(132)	260
Comprehensive (income) loss attributable to the non-controlling interests	1	(10)	2	(18)

Comprehensive income (loss) attributable to Host Hotels & Resorts, Inc.	$(68)	$170	$(130)	$242

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Dispositions

Dispositions. In the first quarter of 2009, we sold the Hyatt Regency Boston for a total of approximately $113 million, including the return of reserves held by the manager, and recorded a gain on the disposition of approximately $20 million, net of tax. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition, in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
	(in millions)
Revenues	$13	$29	$25	$49
Income (loss) before income taxes	2	6	(20)	7
Gain (loss) on dispositions, net of tax	(1)	10	17	10

Subsequent to the quarter ended June 19, 2009, we sold three non-core properties: the 448-room Sheraton Stamford Hotel, the 253-room Washington Dulles Marriott Suites and the 430-room Boston Marriott Newton for net proceeds of approximately $64 million and we expect to record a gain of approximately $10 million in the third quarter. We believe the growth prospects of these hotels were limited and certain of the hotels required significant capital expenditures. These three properties are classified as held-for-sale in the condensed consolidated balance sheet as of June 19, 2009. During the first quarter of 2009, we recorded an impairment charge of approximately $19 million associated with the Sheraton Stamford Hotel, the operations of which are included in discontinued operations for all periods presented (see note 4).

Net income attributable to common stockholders is allocated between continuing and discontinued operations as follows:

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Income (loss) from continuing operations, net of tax	$(69)	$167	$(125)	$222
Discontinued operations, net of tax	1	16	(2)	16

Net income (loss) attributable to common stockholders	$(68)	$183	$(127)	$238

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	June 19, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$12	$12	$12	$12
Financial liabilities
Senior notes	3,414	3,125	3,027	2,297
Exchangeable senior debentures	859	819	916	743
Credit facility (including the $210 million term loan)	210	196	410	378
Mortgage debt and other, net of capital leases	1,610	1,507	1,522	1,501

Notes receivable and other financial assets are valued based on expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt and our credit facility are determined based on expected future payments discounted at risk-adjusted rates. Due to continuing uncertainty in the credit markets, third party estimates for the risk adjusted rate for each loan is not readily attainable. Management has estimated the rate based upon available market data and estimates of the fair value of the property securing the mortgage. Senior Notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 98% of the partnership interests as of June 19, 2009. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

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

Outlook

We currently own 113 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

The United States continues to be in an economic recession. The recessionary environment in 2009, specifically declining GDP, business investment, corporate profits, consumer spending and increasing unemployment, has negatively impacted, and we believe will continue to negatively impact, overall lodging demand. We believe that consumer and commercial spending and lodging demand will continue to decline throughout the remainder of 2009 and, in particular, we expect that luxury segment hotels will underperform other property types as consumers continue to select less expensive alternatives. We do not anticipate an improvement in lodging demand until the economy experiences sustained quarter over quarter growth. As a result of the current fiscal environment, increases in lodging supply will likely slow significantly over the next few years. This may be particularly relevant for the markets and lodging sectors in which we compete due to the long-term planning and high level of investment associated with these properties.

We believe that the weak economic fundamentals described above will continue to significantly affect both the group and transient elements of our business in the second half of 2009. We believe occupancy will stabilize at the current levels, but we expect continued pressure on the average room rate for the remainder of the year. In addition, we expect that the reduction in travel and increased concern over expenditures will lead to diminished booking activity and reduced attendance at group events, resulting in lower banquet and food and beverage and other revenues. However, we have experienced some slowing of the negative trends in recent periods. While our group booking pace is still below 2008 levels, it has increased during the second quarter when compared to the first quarter of 2009. Additionally, the rate of occupancy decline moderated throughout the quarter. It remains difficult to accurately anticipate and forecast group demand due to shorter group booking lead times. In addition, meeting planners are taking advantage of historically high room availability, which has resulted in a shift in pricing power. Similarly, the reduction in corporate travel budgets will continue to negatively affect transient business travel. The consumer-led elements of this economic slowdown are expected to continue to cause decreased demand at leisure-dependent destinations, such as Hawaii and Florida, as both U.S. and international leisure travelers are likely to continue to reduce discretionary spending.

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

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 19, 2009	June 13, 2008	% Increase (Decrease)
Revenues:
Total hotel sales	$1,039	$1,361	(23.7)%
Operating costs and expenses:
Property-level costs (1)	1,002	1,102	(9.1)
Corporate and other expenses	17	14	21.4
Operating profit	45	272	(83.5)
Interest expense	82	88	(6.8)
(Income) loss attributable to non-controlling interests	1	(10)	N/M	(4)
Income from discontinued operations	1	16	N/M
Net income (loss) attributable to common stockholders	(68)	183	N/M

All hotel operating statistics (2):
RevPAR	$117.36	$156.20	(24.9)%
Average room rate	$175.24	$205.10	(14.6)%
Average occupancy	67.0%	76.2%	(9.2	) pts.
Comparable hotel operating statistics (3):
RevPAR	$117.36	$156.22	(24.9)%
Average room rate	$175.24	$205.28	(14.6)%
Average occupancy	67.0%	76.1%	(9.1	) pts.

	Year-to-date ended
	June 19, 2009	June 13, 2008	% Increase (Decrease)
Revenues:
Total hotel sales	$1,882	$2,373	(20.7)%
Operating costs and expenses:
Property-level costs (1)	1,842	2,001	(7.9)
Corporate and other expenses	32	31	3.2
Gain on insurance settlement	—	7	N/M
Operating profit	62	405	(84.7)
Interest expense	169	171	(1.2)
(Income) loss attributable to non-controlling interests	2	(18)	N/M
Income (loss) from discontinued operations	(2)	16	N/M
Net income (loss) attributable to common stockholders	(127)	238	N/M

All hotel operating statistics (2):
RevPAR	$114.01	$147.46	(22.7)%
Average room rate	$177.83	$201.99	(12.0)%
Average occupancy	64.1%	73.0%	(8.9	) pts.
Comparable hotel operating statistics (3):
RevPAR	$114.07	$147.57	(22.7)%
Average room rate	$177.94	$202.30	(12.0)%
Average occupancy	64.1%	72.9%	(8.8	) pts.

(1)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and gains on insurance settlement.
(2)	Operating statistics are for all properties as of June 19, 2009 and June 13, 2008 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for June 19, 2009 and June 13, 2008 are based on 116 comparable hotels as of June 19, 2009.
(4)	N/M=Not Meaningful.

2009 Compared to 2008

Hotel Sales Overview

	Quarter ended
	June 19, 2009	June 13, 2008	% Increase (Decrease)
	(in millions)
Revenues
Rooms	$629	$837	(24.9)%
Food and beverage	323	433	(25.4)
Other	87	91	(4.4)

Total hotel sales	$1,039	$1,361	(23.7)

	Year-to-date ended
	June 19, 2009	June 13, 2008	% Increase (Decrease)
	(in millions)
Revenues
Rooms	$1,134	$1,450	(21.8)%
Food and beverage	592	762	(22.3)
Other	156	161	(3.1)

Total hotel sales	$1,882	$2,373	(20.7)

Hotel sales declined 23.7% and 20.7% for the quarter and year-to-date, respectively, reflecting continued weakness in the lodging industry. Revenues for properties sold or classified as held for sale in 2009 or 2008 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of June 19, 2009, 116 hotels have been classified as comparable hotels, including three hotels classified as held-for-sale. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable hotel sales decreased 23.7% to approximately $1.1 billion for the quarter and decreased 21.9% to approximately $1.9 billion year-to-date compared to last year. The revenue decline reflects the decrease in comparable RevPAR of 24.9% for the quarter and 22.7% year-to-date, as a result of a decrease in occupancy of 9.1 percentage points for the quarter and 8.8 percentage points year-to-date and a decrease in average room rates of 14.6% for the quarter and 12.0% year-to-date.

Food and beverage revenues for our comparable hotels decreased 25.4% for the quarter and 23.3% year-to-date compared to last year. The decrease in the quarter reflects a decline in both banquet and outlet revenues. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition fees, decreased 5.3% for the quarter and 7.1% year-to-date.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 19, 2009 and June 13, 2008:

Comparable Hotels by Property Type (a)

	As of June 19, 2009		Quarter ended June 19, 2009			Quarter ended June 13, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	54	34,920	$184.07	69.5%	$128.01	$216.59	77.5%	$167.86	(23.7)%
Suburban	34	12,904	141.42	58.2	82.28	161.59	69.2	111.89	(26.5)
Resort/Conference	13	8,082	231.93	67.6	156.71	274.55	78.5	215.40	(27.2)
Airport	15	7,208	119.40	69.5	82.96	140.59	78.9	110.94	(25.2)

All Types	116	63,114	175.24	67.0	117.36	205.28	76.1	156.22	(24.9)

	As of June 19, 2009		Year-to-Date ended June 19, 2009			Year-to-Date ended June 13, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	54	34,920	$185.52	65.6%	$121.73	$209.96	74.1%	$155.55	(21.7)%
Suburban	34	12,904	144.82	57.3	82.93	162.38	66.2	107.46	(22.8)
Resort/Conference	13	8,082	241.16	66.5	160.42	279.07	77.4	216.04	(25.7)
Airport	15	7,208	124.08	66.4	82.42	142.11	74.7	106.14	(22.4)

All Types	116	63,114	177.94	64.1	114.07	202.30	72.9	147.57	(22.7)

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 19, 2009 and June 13, 2008 is from January 3, 2009 to June 19, 2009 and December 29, 2007 to June 13, 2008, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the second quarter of 2009, RevPAR decreased significantly across all of our hotel property types due to the overall decline in lodging demand. RevPAR at our resort/conference properties have been particularly affected by the current economic recession due to reduced consumer spending.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of June 19, 2009 and June 13, 2008:

	As of June 19, 2009		Quarter ended June 19, 2009			Quarter ended June 13, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,943	$176.06	67.2%	$118.23	$206.12	76.5%	$157.60	(25.0)%
Mid-Atlantic	11	8,683	207.41	76.3	158.15	265.87	81.9	217.73	(27.4)
North Central	14	6,204	133.85	61.2	81.92	158.90	70.6	112.15	(27.0)
Florida	9	5,677	197.36	66.9	132.11	236.85	78.3	185.51	(28.8)
DC Metro	13	5,666	198.71	80.9	160.79	214.11	83.7	179.31	(10.3)
New England	10	5,165	164.84	60.7	100.12	182.33	77.0	140.39	(28.7)
South Central	9	5,687	148.89	65.0	96.79	169.51	71.3	120.93	(20.0)
Mountain	8	3,364	166.68	57.8	96.35	182.61	69.8	127.49	(24.4)
Atlanta	8	4,252	154.70	58.5	90.55	176.53	69.4	122.43	(26.0)
International	7	2,473	137.37	60.9	83.69	181.20	74.0	134.00	(37.5)

All Regions	116	63,114	175.24	67.0	117.36	205.28	76.1	156.22	(24.9)

	As of June 19, 2009		Year-to-Date ended June 19, 2009			Year-to-Date ended June 13, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,943	$180.89	64.8%	$117.21	$206.10	74.7%	$154.01	(23.9)%
Mid-Atlantic	11	8,683	206.48	69.8	144.20	253.22	78.1	197.72	(27.1)
North Central	14	6,204	128.79	56.1	72.21	149.45	63.0	94.21	(23.3)
Florida	9	5,677	209.66	68.6	143.90	242.60	79.7	193.29	(25.5)
DC Metro	13	5,666	204.54	74.5	152.44	208.79	74.4	155.40	(1.9)
New England	10	5,165	156.36	54.0	84.45	172.26	69.4	119.54	(29.4)
South Central	9	5,687	152.68	65.1	99.44	168.65	71.9	121.33	(18.0)
Mountain	8	3,364	174.64	56.5	98.69	192.74	67.4	129.99	(24.1)
Atlanta	8	4,252	157.57	59.6	93.88	175.74	69.5	122.16	(23.2)
International	7	2,473	138.08	60.9	84.14	172.90	71.9	124.29	(32.3)

All Regions	116	63,114	177.94	64.1	114.07	202.30	72.9	147.57	(22.7)

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 19, 2009 and June 13, 2008 is from January 3, 2009 to June 19, 2009 and December 29, 2007 to June 13, 2008, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the second quarter of 2009, RevPAR declined significantly across all of our geographic regions when compared to the second quarter of 2008. Our DC Metro region significantly outperformed the remainder of the portfolio, with a RevPAR decline of 10.3%. For the DC Metro region, the downtown properties in the region benefited from strong government and government-related demand and solid leisure business. The South Central region also outperformed the portfolio as a whole as RevPAR declined 20% for the quarter. The decline in RevPAR at the majority of the markets in this region was partially offset by the outperformance of our New Orleans property, as that market experienced an increase in both business and leisure transient room nights.

Overall RevPAR for our Pacific region fell 25% for the quarter, however, results varied by market. RevPAR for the San Francisco market declined 23.7% as corporate transient business declined and lower rates affected both business and leisure transient. RevPAR for our Hawaiian properties decreased 28.3% because of lower airline capacity, which led to lower leisure transient and group demand. Our properties continue to increase promotions at lower price points in order to increase transient demand. RevPAR for our Seattle hotels was down 20.3% because of weaker transient business due to layoffs at several large employers in the area.

RevPAR for our Mid-Atlantic region declined 27.4% for the quarter. The decline was driven by the 30.4% RevPAR decline for our New York properties due to a decrease in group demand and rate declines for transient business. The Philadelphia market outperformed on a relative basis with a RevPAR decline of 13.2%, which reflected the decline in average daily rates in the market, while occupancy remained stable.

RevPAR for our Florida region declined 28.8% for the quarter. The decline was due to lower transient and group demand, as well as rate reductions, though our Tampa properties performed better on a relative basis due to stronger transient business. We continue to experience weak group bookings at our luxury Florida hotels and resort destinations as RevPar at all three of our Ritz-Carlton hotels in the Florida region declined between 30% and 39%. RevPAR in our New England region declined 28.7%. The New England region, and Boston in particular, had a very strong first half of 2008 due to strong group bookings. Conversely, in the second quarter of this year, the Boston market had approximately 37% less group room nights versus 2008, and two of our hotels were under renovation. The overall 37.5% decline in the International region reflects a 20.5% decline in RevPAR, based on constant U.S. dollars, with the remainder of the decline due to the relative strength of the U.S. dollar compared to 2008. Additionally, our JW Marriott, Mexico City experienced a significant decline due to the H1N1 flu pandemic.

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

In the second quarter of 2009, overall transient RevPAR decreased 24.3% when compared to 2008 reflecting a decline in total room nights of 5.2% and a decline in average rate of 20.2%. The decline primarily reflects a decrease in the higher-rated premium and corporate transient business, as companies and individual business travelers sought to cut travel and other discretionary expenses in response to the current economic recession. The decline in corporate and premium business was slightly offset by an increase in room nights of 9.7% in the price-sensitive transient discount business during the quarter as customers utilized discount programs implemented by our managers and third-party travel websites offering discounted rates.

Overall group RevPAR declined approximately 26.2% reflecting a decline in total room nights of 21.1% and a decline in average room rates of 6.5%. The decline in room rate was not as steep as we experienced in our transient business as it reflected business booked in prior periods. The primary driver of the decline was a significant reduction in corporate group business of 42.9%. In addition to significant reductions in corporate group meetings, this also reflects low attendance at group meetings, increases in cancellations and groups increasingly renegotiating rates.

Property-level Operating Expenses

	Quarter ended
	June 19, 2009	June 13, 2008	% Increase (Decrease)
	(in millions)
Rooms	$166	$194	(14.4)%
Food and beverage	232	297	(21.9)
Hotel departmental expenses	271	318	(14.8)
Management fees	41	71	(42.3)
Other property-level expenses	96	94	2.1
Depreciation and amortization	196	128	53.1

Total property-level operating expenses	$1,002	$1,102	(9.1)

	Year-to-Date ended
	June 19, 2009	June 13, 2008	% Increase (Decrease)
	(in millions)
Rooms	$302	$348	(13.2)%
Food and beverage	431	535	(19.4)
Hotel departmental expenses	505	571	(11.6)
Management fees	74	123	(39.8)
Other property-level expenses	177	175	1.1
Depreciation and amortization	353	249	41.8

Total property-level operating expenses	$1,842	$2,001	(7.9)

Due to the decreased operating levels at our hotels, rooms, food and beverage and hotel departmental expenses have declined significantly. These operating expenses, which are both fixed and variable, are primarily affected by changes in occupancy and inflation though the effect on specific costs will vary. The primary drivers for the decline in these expenses were the decline in wages and benefits and a decline in controllable expense such as food and beverages cost of goods sold, as hotel managers actively cut costs to manage operating margin decline. Wages and benefits declined approximately 14% and 13% for the quarter and year-to-date 2009, respectively, which represents approximately 43% and 45%, respectively, of the overall decrease in property-level operating expenses. Other controllable expenses declined approximately 23% for both the quarter and year-to-date, which represents approximately 38% and 40%, respectively, of the overall decrease in property-level operating expenses. While we expect these costs to continue to decline throughout 2009, we believe the decline will moderate when compared to the first half of the year. We also experienced a significant decline in insurance expense of approximately 25.6% and 27.5% for the quarter and year-to-date 2009, respectively. However, we expect this trend to reverse and that insurance expense will increase during the second half of the year. Real estate taxes increased 5.8% and 7.3% and utilities decreased 13.6% and 9.3% for the quarter and year-to-date 2009, respectively.

Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at each property. Therefore, the 42.3% and 39.8% decline above for the quarter and year-to-date 2009 correlates to the overall decline in revenues and operating profit at our hotels. The overall decline in the operating expenses at our hotels was offset by an increase in depreciation expense due to non-cash impairment charges.

We recorded impairment charges of $91 million and $131 million during the second quarter and year-to-date 2009, respectively. We identified properties to be tested for impairment based on certain events or circumstances that occurred which indicated that their carrying amount may not be recoverable as compared to projected undiscounted cash flows, as prescribed by GAAP. We tested these properties for impairment based on management’s estimate of expected future undiscounted cash flows over our expected holding period. As a result of these analyses, we recorded non-cash property impairment charges totaling $57 million for the second quarter and $97 million year-to-date based on the difference between the fair value of these properties and their carrying amounts. Of these property impairment charges, $57 million and $76 million for second quarter and year-to-date, respectively, have been included in depreciation expense and $19 million was included in discontinued operations for the year-to-date period. See “Critical Accounting Policies” for further discussion.

Additionally, we evaluate the recoverability of our investment in affiliates based on our assessment of the fair value of our investment in comparison to our carrying value. During the second quarter of 2009, we determined that the carrying value of our investment in our joint venture in Europe exceeded its fair value on an other than temporary basis. As a result, we recorded an impairment charge of $34 million which is included in equity in earnings (losses) of affiliates. See “Critical Accounting Policies” for further discussion.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and systems costs. The $3 million increase in corporate expenses for the quarter is primarily due to an increase in share-based payments expense as we experienced historically low executive compensation awards in 2008.

Interest Expense. Interest expense decreased $6 million for the quarter and decreased $2 million year-to-date 2009. Interest expense includes $6 million and $7 million of non-cash interest expense for the quarters ended June 19, 2009 and June 13, 2008, respectively, associated with the implementation of a new U.S. GAAP requirement. See “Implementation of New Accounting Standards.” Interest expense includes $13 million and $14 million of non-cash interest expense related to our exchangeable debentures for year-to-date 2009 and 2008, respectively, associated with the implementation of the requirement.

Net income/loss attributable to non-controlling interests. Net income attributable to non-controlling interests decreased $11 million and $20 million for the quarter and year-to-date 2009. The decrease is primarily attributable to the decrease in the net income of Host LP of $262 million and $385 million and also includes the decline in the net income attributable to non-controlling interests in other consolidated partnerships of $1 million and $6 million for the quarter and year-to-date, respectively.

Equity in Earnings (losses) of Affiliates. Our share of income of affiliates decreased by $33 million and $36 million for the quarter and year-to-date, respectively. This decrease was primarily due to the $34 million non-cash impairment charge related to our investment in the joint venture in Europe described above.

Discontinued Operations. Discontinued operations consist of one hotel disposed of in 2009, three hotels classified as held-for-sale and two hotels disposed of during 2008 and represent the results of operations and the gains on the disposition of these hotels during the periods. For year-to-date 2009, discontinued operations include a non-cash impairment charge of $19 million. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition, in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-Date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
	(in millions)
Revenue	$13	$29	$25	$49
Income (loss) before taxes	2	6	(20)	7
Gain (loss) on disposals, net of tax	(1)	10	17	10

Liquidity and Capital Resources

Cash Requirements

We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility in the lodging industry. During this recession, we have taken several steps to preserve capital, increase liquidity and extend debt maturities. Year-to-date, we have raised over $1.1 billion through debt and equity issuances and hotel sales. We have used the proceeds from these transactions and available cash to repay $101 million face amount of senior notes and debentures at a discount of approximately $10 million, to repay the $200 million outstanding under the revolver portion of our credit facility and to repay $209 million in mortgage debt. We intend to use the remaining proceeds to repay our near-term debt maturities and to maintain higher than historical cash levels. Due to continuing uncertainty in the credit markets, we have implemented several other cash-saving initiatives at both the corporate and hotel-level, which include suspending, until the fourth quarter, our quarterly dividend to common stockholders for 2009 and significantly reducing capital expenditures to approximately one-half of the 2008 level. We believe, as a result of these efforts and the overall strength of our balance sheet, we have sufficient liquidity and access to the capital markets to withstand the anticipated decline in operating cash flow in 2009, pay our near-term debt maturities and fund our capital expenditure programs.

Host uses cash primarily for acquisitions, capital expenditures, debt payments and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. During 2009, we expect to take advantage of the ability to satisfy up to 90% of our REIT dividend requirements through the issuance of dividends in the form of common stock in order to conserve cash. Funds used by Host to make cash distributions are provided by Host LP.

Capital Resources. As a REIT, we depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. During the second quarter we issued 75,750,000 shares of common stock at $6.60 per share and received net proceeds of approximately $480 million and issued $400 million 9% Series T senior notes due May 2017 for net proceeds of $380 million. Additionally, subsequent to quarter end, we sold three of our non-core properties for net proceeds of approximately $64 million. In addition to these transactions, we also seek to obtain capital through secured financing and have been investigating opportunities for securing mortgage debt on certain of our properties. As of July 23, 2009, 99 of our hotels are unencumbered by mortgage debt.

Cash Balances. As of June 19, 2009, we had $1.3 billion of cash and cash equivalents, which was an increase of $838 million from December 31, 2008. We also currently have $600 million available under our credit facility.

Debt Transactions. In May 2009, our Board of Directors authorized us to repurchase up to $700 million of senior notes and exchangeable debentures. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, tender offers or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO, per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. See “Cash Provided by Financing Transactions” for detail on our 2009 debt transactions.

Acquisitions and Dispositions. On July 9, 2009, we sold the Sheraton Stamford Hotel and the Washington Dulles Marriott Suites for net proceeds of approximately $36 million. On July 16, 2009, we sold the Boston Marriott Newton for net proceeds of approximately $28 million. We will recognize a gain on the disposition of these three properties of approximately $10 million, net of tax, in the third quarter. During the first quarter of 2009, we sold the Hyatt Regency Boston for net proceeds of approximately $113 million and recorded a gain on the sale of approximately $20 million.

We expect acquisition opportunities will continue to be limited for the near term in domestic and international markets due to the turmoil in the credit markets and uncertainty regarding the operating outlook. However, we believe that the current operating environment, combined with the significant number of industry-wide hotel acquisitions over the past several years financed with very high levels of debt, will result in owners and/or lenders marketing these types of properties for sale due to their inability to repay the debt at maturity. We expect to be able to take advantage of these opportunities to acquire properties that meet our investment criteria. We expect that our acquisitions will be financed through a combination of methods, including proceeds from sales of properties from our existing portfolio, the incurrence of debt, available cash, advances under our credit facility, proceeds from equity offerings of Host, or issuance of OP units by Host LP.

Capital Expenditures. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, repositioning/return on investment, or ROI, projects and value enhancement projects. Repositioning /ROI capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures.

For year-to-date 2009, total capital expenditures decreased $118 million to $192 million. Our renewal and replacement capital expenditures for year-to-date 2009 were approximately $91 million, which reflects a decrease of approximately 46.5% from 2008 levels. We expect total renewal and replacement capital expenditures for 2009 to be approximately $170 million to $180 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $101 million for year-to-date 2009 on repositioning/ROI projects, which reflects a decrease of approximately 27.9% compared to 2008 levels. We expect total repositioning/ROI expenditures for 2009 to be approximately $170 million to $180 million, which will represent a decline of approximately 40% from full year 2008 levels. As a result of the extensive three-year capital expenditure program which was completed in 2008, we believe that our properties will remain in a strong competitive position with respect to their market competitors despite our reduction in capital expenditures in 2009.

Sources and Uses of Cash

Our principal sources of cash are operations, the sale of assets, and proceeds from debt and equity issuances and refinancing. Our principal uses of cash are debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations for year-to-date 2009 decreased $186 million to $255 million compared to the year-to-date 2008, due primarily to declines in operations at our hotels.

Cash Used in Investing Activities. Approximately $51 million of cash was used in investing activities during the first half of 2009. This included approximately $192 million of capital expenditures, partially offset by a $39 million return of an investment in the European joint venture and $108 million of net proceeds from the disposition of the Hyatt Regency Boston. The following table summarizes the significant investing activities as of July 23, 2009 (in millions):

Transaction Date	Description of Transaction	Investment/ Sale Price

July	Disposition of Boston Marriott Newton (1)	$28
July	Disposition of Sheraton Stamford/Washington Dulles Marriott Suites (1)	36
February	Disposition of Hyatt Regency Boston (2)	113
January	Return of investment in European joint venture (3)	39

		$216

(1)	Occurred subsequent to June 19, 2009.
(2)	Includes $5 million of reserves which were returned by the hotel manager.
(3)	Represents approximately $39 million of funds returned by our European joint venture related to a portfolio acquisition that was terminated in December 2008.

Cash Provided by Financing Activities. Approximately $634 million of cash was provided by financing activities during 2009. We also received net proceeds of approximately $496 million through debt issuances and refinancings. The following tables summarize the significant debt and equity transactions as of July 23, 2009 (net of discounts and financing costs, in millions).

Transaction Date	Description of Transaction	Transaction Amount
Debt
July	Repayment of the mortgage loan secured by the San Diego Marriott Hotel & Marina (1)	$(175)
June	Repurchase of $22 million face amount of the 2007 Exchangeable Senior Debentures (1)	(18)
June	Repurchase of $4 million face amount of Series M senior notes (1)	(4)
May	Repayment of the revolving portion of the credit facility	(200)
May	Proceeds from issuance of $400 million, 9% Series T senior notes	380
March	Proceeds from the issuance of the mortgage loan secured by the JW Marriott, Washington, D.C.	117
March	Repayment of the mortgage on the Westin Indianapolis	(34)
March	Repurchase of $75 million face amount of the 2004 Exchangeable Senior Debentures	(69)

		$(3)

Equity
April	Issuance of 75.75 million common shares	$480

(1)	Occurred subsequent to June 19, 2009.

Debt

As of June 19, 2009, our total debt was $6.1 billion, of which approximately $175 million was repaid subsequent to quarter end and approximately $480 million, or 8.1% of the remaining outstanding balance, matures through 2010, including principal amortization of $20 million. The weighted average interest rate of our debt was approximately 6.1% and the weighted average maturity was 4.5 years as of June 19, 2009. Additionally, 89.7% of our debt had a fixed rate of interest as of June 19, 2009.

As of June 19, 2009 and December 31, 2008, our debt was comprised of (in millions):

	June 19,	December 31,
	2009	2008
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	348	348
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	497
Series T senior notes, with a rate of 9% due May 2017	386	—
2004 Exchangeable Senior Debentures, with a rate of 3.25% due April 2024 (1)	317	383
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027(1)	542	533
Senior notes, with a rate of 10.0%, due May 2012	7	7

Total senior notes	4,272	3,943
Mortgage debt (non-recourse) secured by $2.1 billion of real estate assets, with an average interest rate of 6.0% at June 19, 2009 and 6.2% at December 31, 2008, maturing through December 2023	1,524	1,436
Credit facility, including the $210 million term loan	210	410
Other	87	87

Total debt	$6,093	$5,876

(1)	See Application of New Accounting Standards.

2007 Exchangeable Senior Debentures. On March 23, 2007, Host LP issued the $600 million 2007 Debentures and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. Subsequent to the end of the second quarter 2009, we repurchased $22 million face amount of the 2007 Debentures for approximately $18 million. As of July 23, 2009, we have $578 million face amount of the 2007 Debentures that remain outstanding. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of our common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged and, at our option, shares, cash or a combination thereof for any excess above the principal value. The current exchange rate is 31.35 shares of our common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host common stock. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter. The 2007 Debentures are not currently exchangeable.

2004 Exchangeable Senior Debentures. On March 16, 2004, Host LP issued the $500 million 2004 Debentures and received proceeds of $484 million, net of discounts, underwriting fees and expenses. During 2009, we repurchased $75 million face amount of the 2004 Debentures for approximately $69 million and recorded a gain on the purchase of approximately $3 million. As of July 23, 2009, we have repurchased $175 million face amount of the 2004 Debentures and, as a result, $325 million face amount of the 2004 Debentures remain outstanding. The outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 63.3687 shares for each $1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $15.78 per share). The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. We can redeem for cash all or part of the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. The 2004 Debentures are not currently exchangeable.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. Due to the decline in operations during the year, our unsecured interest coverage ratio and fixed charge coverage ratio have declined and our leverage ratio has increased relative to year end 2008. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million is deducted from our total debt balance. To the extent no amounts are outstanding under the credit facility and we have repaid the term loan, a violation of these covenants would not be a default.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of June 19, 2009:

	Actual Ratio	Covenant Requirement
			2009		2010	2011
Leverage ratio	4.5x	Maximum ratio of:	7.5x	*	7.25x	7.25x
Fixed charge coverage ratio	2.0x	Minimum ratio of:	1.05x		1.10x	1.15x
Unsecured interest coverage ratio	3.1x	Minimum ratio of:	1.75x		1.75x	1.75x

*	Declines to 7.25x in September 2009.

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, our ability to incur indebtedness and pay dividends is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. As noted above, the decline in operations has caused a similar decline in our EBITDA-to-interest coverage ratio relative to year-end 2008. Even if we are below the coverage levels otherwise required to incur debt and pay dividends, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt.

In addition, our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture based on undepreciated property values) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or to pay dividends as discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or to pay dividends, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of June 19, 2009:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	287%		Minimum ratio of 125%
Total indebtedness to total assets	36%		Maximum ratio of 65%
Secured indebtedness to total assets	9%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.8	x	Minimum ratio of 2.0x*

*	1.7x for preferred stock payments.

For a detailed discussion of covenants maintained in both our credit facility and senior notes indentures, see “Financial Condition – Credit Facility” and “Financial Condition – Senior Notes,” in Management’s Discussion and Analysis of Results of Operations and Financial Condition in our 2008 Annual Report on Form 10-K.

European Joint Venture

We hold a 32.1% ownership interest in a joint venture based in Europe that owns 11 hotel properties located in six countries. As discussed under “Critical Accounting Policies – Impairment Testing”, we recorded a non-cash impairment charge totaling $34 million in the second quarter based on the difference between our investment’s estimated fair value and its carrying value. This impairment is included in equity in earnings (losses) of affiliates in the consolidated statements of operations.

In addition to mortgages on other properties, the European joint venture currently has mortgage loans totaling €345 million that are due in 2013 that are secured by six properties. The loans are cross-collateralized, meaning that a default under one loan could trigger a default on the loans for the other five properties. Due to the significant decline in operations in Europe, the joint venture may trigger covenant defaults or non-payment defaults under these mortgage loans later this year. The joint venture has the right to cure certain covenants, including a debt service coverage and loan to value covenant, a limited number of times by making cash deposits. The European joint venture has initiated discussions with its lenders with a view towards a possible work-out of the loans or waiver of certain covenants. If covenant defaults are triggered, discussions with lenders are unsuccessful, and the joint venture does not elect to cure the defaults, the lenders may, among other remedies, accelerate the loans. These mortgage loans are non-recourse to Host and our partners and a default under these loans does not trigger a default under any of Host’s debt.

Dividend Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of June 19, 2009, Host is the owner of substantially all of the preferred OP units and approximately 98% of the common OP units.

Investors should take into account the 2% non-controlling interest in Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. When Host pays a cash common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host, as well as to other common OP unit holders.

Host’s current policy on common dividends is generally to distribute, over time, 100% of its taxable income. Host intends to declare a common dividend of $.23 to $.25 per share in the first half of September 2009. The common dividend is expected to consist of cash in the amount of approximately $.03 per share with the remainder to be paid with shares of common stock, both of which will be taxable to shareholders. The common dividend will be paid by the end of 2009. The Company intends to continue paying a cash dividend on its preferred stock, regardless of its amount of taxable income, unless contractually restricted. The amount of any dividend will be determined by Host’s Board of Directors.

On June 15, 2009, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on July 15, 2009 to preferred stockholders of record as of June 30, 2009.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our annual report on Form 10-K.

Impairment Testing

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimable life is equal to the GAAP depreciable life, because of the continuous property maintenance and improvement capital expenditures required under our management agreements, unless situations dictate otherwise, such as an expiring ground lease, or it is more likely than not that the asset will be sold prior to its previously expected useful life.

We test for impairment in several situations, including when a property has current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

•	projected cash flows, both from operations and the eventual disposition;

•	expected useful life and holding period;

•	future required capital expenditures; and,

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

As a preliminary indicator to determine if the carrying value may not be recovered by undiscounted cash flows, we review the actual year-to-date and the projected cash flows from operations to identify properties with projected annual operating losses. The projected cash flows are prepared by our third-party managers and consider items such as booking pace, occupancy, room rate and property-level operating costs. We review the projections and may adjust them as we deem appropriate. As a result of this test, we identified several properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired. Management considered a range of RevPAR and operating margin declines compared to the prior year operating results in evaluating the projected cash flows from operations. Management believes its assumptions and estimates reflect the current market conditions and will adjust these measures as appropriate for changes therein.

In addition to the properties with current or projected operating losses identified through the analysis described above, we also identified several properties that may be sold prior to the end of their previously estimated useful lives. Properties exhibiting these characteristics are tested for impairment based on management’s estimate of expected future undiscounted cash flows from operations and sale over our expected remaining hold period. The fair value of these properties is generally determined based on either a discounted cash flow analysis or negotiated sales prices. Based on these assessments, we have recorded non-cash impairment charges totaling $57 million and $97 million in the second quarter and year-to-date periods ended June 19, 2009, respectively. Impairment charges are classified within depreciation and amortization on the accompanying condensed consolidated statements of operations. During the second quarter of 2009, we reclassified $19 million of impairment charges associated with a property that was held for sale as of June 19, 2009.

We hold a 32.1% ownership interest in a joint venture based in Europe that owns 11 hotel properties located in six countries. The terms of this joint venture agreement limit the life of the investment to 2016, with two one-year extensions. We review our investment for other than temporary impairment based on the occurrence of any events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. We used certain inputs such as available third-party appraisals and forecast net operating income for the hotel properties to estimate the fair value of our investment in the joint venture as of June 19, 2009. We determined that our investment was impaired based on the reduction of distributable cash flows from the joint venture, which has been caused primarily by a decline in cash flows generated by the properties. We believe this impairment to be other than temporary as defined by GAAP because the time period over which the joint venture may be able to improve operations such that our investment would be fully recoverable is constrained by the remaining life of the joint venture. As a result, we recorded a non-cash impairment charge totaling $34 million in the second quarter based on the difference between our investment’s estimated fair value and its carrying value. This impairment is included in equity in earnings (losses) of affiliates in the consolidated statement of operations.

Application of New Accounting Standards

Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

As a result of the adoption of a new accounting requirement regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), we have retroactively adjusted the recognition of our exchangeable debentures such that we will now separately account for the liability and equity components of the debentures to reflect our nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our 25 /8% Exchangeable Senior Debentures (the “2007 Debentures”) and our 3 1/4% Exchangeable Senior Debentures (“the 2004 Debentures”) are within the scope of the new accounting requirement; therefore, we are required to record the debt components of the debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt. We measured the fair value of the debt components of the 2004 Debentures and 2007 Debentures at issuance based on effective interest rates of 6.8% and 6.5%, respectively. As a result, we attributed $165 million of the proceeds received to the conversion feature of the debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in additional paid-in capital on the accompanying balance sheets. The implementation of the new accounting requirement has resulted in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. As a result of this accounting change:

•

The unamortized discount of the 2004 Debentures and 2007 Debentures related to the implementation was $60 million and $76 million as of June 19, 2009 and December 31, 2008, respectively. The unamortized discount is recognized as a reduction to the carrying value of the debentures on the consolidated balance sheets. Beginning stockholders’ equity was increased by $76 million as a result of this adoption.

•	Interest expense recorded for the 2004 and 2007 Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Contractual interest expense	$7	$8	$14	$16
Non-cash interest expense due to discount amortization	6	7	13	14

Total interest expense	$13	$15	$27	$30

•

During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. We recognized a $3 million gain on the transaction. We evaluated the fair value of the debt repurchased based on the fair value of the cash flows at the date of the repurchase discounted at risk adjusted rates. Based on this calculation, the fair value of the debt repurchased was greater than the conversion price; therefore, we did not allocate any of the repurchase price to the conversion feature of the debentures.

•	The diluted earnings per common share for the quarter and year-to-date periods ended June 13, 2008 were reduced from the previously reported amounts by approximately $.01 for both periods.

•

We reclassified approximately $1 million of unamortized financing costs to stockholders’ equity as these costs were attributable to the issuance of the conversion feature associated with the debentures.

Non-controlling Interests in Consolidated Financial Statements

As a result of the adoption of new accounting requirements regarding non-controlling interests in consolidated financial statements, non-controlling interests of other consolidated partnerships (previously referred to as “Interest of minority partners of other consolidated partnerships”) is now included as a separate component of equity in the consolidated balance sheets. The consolidated statements of operations have also been modified to present earnings and other comprehensive income to be attributed to controlling and non-controlling interests. Below are the steps we have taken as a result of the implementation of this standard:

•

We have reclassified the non-controlling interests of other consolidated partnerships previously presented in the mezzanine section of our balance sheets to equity. This reclassification totaled $24 million as of December 31, 2008.

•

Non-controlling interests of Host LP will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification. The redemption feature requires the delivery of cash or registered shares of stock.

•

Net income attributable to non-controlling interests of Host LP and of other non-consolidated partnerships is no longer included in the determination of net income, and we reclassified prior year amounts to reflect this requirement. As a result, net income increased $10 million and $18 million from previously reported amounts for the second quarter and year-to-date periods ending June 13, 2008, respectively. The adoption of this requirement has no effect on our earnings per share.

•

We adjust the non-controlling interests of Host LP each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value. The historical cost of the non-controlling interests of Host LP is based on the proportional relationship between the carrying value of equity associated with our common stockholders relative to that of the unitholders of Host LP, as OP Units may be exchanged into common stock on a one-for-one basis. Net income is allocated to the non-controlling partners of Host LP based on their weighted average ownership percentage during the period. As of June 19, 2009, the non-controlling interests of Host LP have a redemption value of approximately $90 million (based on June 19, 2009 Host closing common stock price of $7.66), which represents the amount of cash or Host stock, at our option, that would be paid to the outside non-controlling partners of Host LP, which is less than the historical cost of $115 million.

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

All of our 116 hotels that we owned on June 19, 2009, including the three hotels held-for-sale at June 19, 2009, have been classified as comparable hotels.

The operating results of the three hotels we disposed of as of June 19, 2009 and during 2008 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended		Year-to-date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Net income (loss)	$(69)	$193	$(129)	$256
Less: Net (income) loss attributable to non-controlling interests	1	(10)	2	(18)
Dividends on preferred stock	(2)	(2)	(4)	(4)

Net income (loss) available to common stockholders	(70)	181	(131)	234
Adjustments:
(Gains) loss on dispositions, net of taxes	1	(10)	(17)	(10)
Amortization of deferred gains and other property transactions, net of taxes	(1)	(1)	(2)	(2)
Depreciation and amortization (a)	140	130	279	254
Partnership adjustments	—	12	—	15
FFO of non-controlling interests of Host LP	(2)	(14)	(3)	(20)
Adjustments for dilutive securities (b):
Assuming conversion of 2004 Exchangeable Senior Debentures	—	8	—	15
Assuming deduction of gain recognized for the repurchase of 2004 Exchangeable Debentures (c)	—	—	(2)	—

Diluted FFO (b)(d)	$68	$306	$124	$486

Diluted weighted average shares outstanding (b)(d)	575.8	551.7	552.8	552.7
Diluted FFO per share (b)(d)	$.12	$.55	$.22	$.88

(a)	In accordance with the guidance on FFO per diluted share provided by the National Association of Real Estate Investment Trusts, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted share.
(b)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP Units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP Units. No effect is shown for securities if they are anti-dilutive.
(c)	During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive FFO related to the 2004 Debentures repurchased during the year include the $3 million gain on repurchase, net of interest expense on the repurchased debentures.
(d)	FFO per diluted share and earnings per diluted share were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per share amounts):

	Quarter ended June 19, 2009		Quarter ended June 13, 2008
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain (loss) on hotel disposition, net of taxes	$(1)	$—	$10	$—
Non-cash interest expense — 2007 Debentures (1)	(4)	(4)	(3)	(3)
Non-cash interest expense — 2004 Debentures (2)	(2)	(2)	—	—
Dilutive effect of 2004 Debentures (3)	—	(3)	—	—
Non-cash impairment charges	(91)	(91)	—	—
Gain on CMBS defeasance sharing agreement (4)	7	7	—	—
(Gain) loss attributable to non-controlling interests (5)	2	2	(1)	—

Total	$(89)	$(91)	$6	$(3)

Diluted shares	575.0	596.4	551.7	551.7
Per diluted share	$(.16)	$(.15)	$.01	$(.01)

	Year-to-date ended June 19, 2009		Year-to-date ended June 13, 2008
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on hotel dispositions, net of taxes	$17	$—	$10	$—
Non-cash interest expense — 2007 Debentures (1)	(8)	(8)	(7)	(7)
Non-cash interest expense — 2004 Debentures (2)	(5)	(5)	(7)	—
Dilutive effect of 2004 Debentures (3)	—	(6)	—	—
Non-cash impairment charges	(131)	(131)	—	—
Gain on CMBS defeasance sharing agreement (4)	7	7	—	—
loss attributable to non-controlling interests (5)	3	4	—	—

Total	$(117)	$(139)	$(4)	$(7)

Diluted shares	552.2	573.5	521.8	552.7
Per diluted share	$(.21)	$(.24)	$(.01)	$(.01)

(1)	Represents the non-cash interest expense recognized related to the 2007 Debentures in accordance with the retroactive implementation of new accounting requirements in the first quarter of 2009.
(2)	Represents the non-cash interest expense recognized related to the 2004 Debentures in accordance with the retroactive implementation of new accounting requirements in the first quarter of 2009. No effect is shown for the 2004 Debentures if they were dilutive in the calculation of Earnings per Diluted Share or FFO per Diluted Share, as the interest expense is added-back to earnings in the dilution calculation.
(3)	Represents dilutive effect, if applicable, of the 2004 Debentures after adjustment (2) above for non-cash interest expense related to the new accounting requirement.
(4)	As prescribed by the sharing agreement with the successor borrower in connection with the 2007 defeasance of a $514 million collateralized mortgage-backed security, we received $7 million and recorded the gain as a reduction of interest expense in the second quarter 2009. The loan had an initial maturity date of September 15, 2009, and was prepayable beginning on May 1, 2009. We had been legally released from all obligations under the loan upon the defeasance in 2007.

(5)	Represents the portion of the significant items attributable to non-controlling partners of Host LP.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-Date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Number of hotels	116	116	116	116
Number of rooms	63,114	63,114	63,114	63,114
Percent change in Comparable Hotel RevPAR	(24.9)%	—%	(22.7)%	—%

Comparable hotel sales
Room	$645	$858	$1,161	$1,506
Food and beverage	332	445	608	793
Other	90	95	161	173

Comparable hotel sales (b)	1,067	1,398	1,930	2,472

Comparable hotel expenses
Room	170	199	308	360
Food and beverage	238	305	440	556
Other	41	49	73	88
Management fees, ground rent and other costs	358	426	661	772

Comparable hotel expenses (c)	807	979	1,482	1,776

Comparable hotel adjusted operating profit	260	419	448	696
Non-comparable hotel results, net (d)	—	—	3	(5)
Office buildings and limited service properties, net (e)	1	(1)	—	(1)
Comparable hotels classified as held-for-sale, net	(3)	(4)	(4)	(5)
Depreciation and amortization, including impairment charges	(196)	(128)	(353)	(249)
Corporate and other expenses	(17)	(14)	(32)	(31)

Operating profit	$45	$272	$62	$405

(a)	The reporting period for our comparable operating statistics for the second quarter of 2009 is from January 3, 2009 to June 19, 2009 and for the second quarter of 2008 from December 29, 2007 to June 13, 2008. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.

(b)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-Date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Revenues per the consolidated statements of operations	$1,064	$1,388	$1,936	$2,430
Business interruption revenues for comparable hotels	—	—	—	7
Hotel sales for the property for which we record rental income, net	10	14	22	27
Hotels sales for comparable hotels classified as held-for-sale	13	15	23	25
Rental income for office buildings and select service hotels	(20)	(19)	(39)	(38)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(12)	21

Comparable hotel sales	$1,067	$1,398	$1,930	$2,472

(c)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-Date ended
	June 19, 2009	June 13, 2008	June 19, 2009	June 13, 2008
Operating costs and expenses per the consolidated statements of operations	$1,019	$1,116	$1,874	$2,025
Hotel expenses for the property for which we record rental income	10	13	22	28
Hotel expense for comparable hotels classified as held-for-sale	10	12	19	20
Rent expense for office buildings and select service hotels	(19)	(20)	(39)	(39)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(9)	15
Depreciation and amortization, including impairment charges	(196)	(128)	(353)	(249)
Corporate and other expenses	(17)	(14)	(32)	(31)
Gain on insurance settlement	—	—	—	7

Comparable hotel expenses	$807	$979	$1,482	$1,776

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(e)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of June 19, 2009 and December 31, 2008, 89.7% and 88.1%, respectively, of our outstanding debt bore interest at fixed rates. See Item 7A of our most recent Annual Report on Form 10–K.

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

During 2008, we entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholders’ equity portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. Year-to-date, we recorded a decrease in the fair value of the derivative instruments totaling approximately $3 million. The fair value of the derivative instruments as of June 19, 2009 and December 31, 2008 was $3 million and $6 million, respectively, which is included in accumulated other comprehensive income. The following table summarizes our three foreign currency purchase contracts (in millions):

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

Issuer Sales of Unregistered Securities

On April 2, 2009 and April 27, 2009, Host issued 1,176,471 and 1,176,470 shares, respectively, of its common stock to Mr. Douglas Manchester upon exchange of an equal number of OP units of Host LP. All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)†
March 28, 2009 - April 27, 2009	25,538	*	$—	—	$249
April 28, 2009 - May 27, 2009	17,380	*	—	—	249
May 28, 2009 - June 19, 2009	—		—	—	249

Total	42,918	*	$—	—	$249

*	Reflects shares of restricted common stock forfeited for failure to meet vesting criteria.
†	On February 20, 2008, Host announced that its Board of Directors had authorized a program to repurchase up to $500 million of common stock in open market transactions or through private transactions. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time. There is no expiration date for the program. No common shares were repurchased as part of this program during the second quarter. We currently have approximately $231 million left under the Board authorization for future repurchases.

Item 4.	Submission of Matters to a Vote of Security Holders.

Annual Meeting of Stockholders

(a) Host held its Annual Meeting of Stockholders on May 14, 2009.

(c)(i) Votes regarding the election of seven directors for terms expiring at the 2010 annual meeting of stockholders were as set forth below. Accordingly, each director nominee was elected for a one year term.

	FOR	AGAINST	ABSTENTIONS AND BROKER NON-VOTES
Robert M. Baylis	448,244,739	23,252,739	324,685
Terence C. Golden	459,538,746	11,948,510	334,907
Ann McLaughlin Korologos	460,042,415	11,443,451	336,297
Richard E. Marriott	459,591,565	11,958,817	271,781
Judith A. McHale	463,304,521	8,201,855	315,787
John B. Morse, Jr.	465,852,419	5,672,877	296,867
W. Edward Walter	462,187,546	9,363,554	271,063

(ii) Votes on the ratification of the appointment of KPMG LLP as independent auditors of Host to serve for the 2009 calendar year were as set forth below. Accordingly, the appointment of KPMG LLP was approved.

		ABSTENTIONS
		AND
		BROKER
FOR	AGAINST	NON-VOTES
466,573,792	4,982,994	265,377

(iii) Votes for the approval of the 2009 Comprehensive Stock and Cash Incentive Plan were as set forth below. Accordingly, the 2009 Comprehensive Stock and Cash Incentive Plan was approved.

		ABSTENTIONS
		AND
		BROKER
FOR	AGAINST	NON-VOTES
420,316,637	25,654,499	758,419

(iv) Votes for the approval of an amendment to our Charter to increase authorized capital stock were as set forth below. Accordingly, the amendment to the Charter to increase authorized capital stock was approved.

		ABSTENTIONS
		AND
		BROKER
FOR	AGAINST	NON-VOTES
461,377,166	9,800,158	644,839

Item 6.	Exhibits

Exhibit No.	Description
4.13	Twenty-Ninth Supplemental Indenture, dated May 11, 2009, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on May 12, 2009).

10.33*	Form of Restricted Stock Agreement for use under the 2009 Comprehensive Stock and Cash Incentive Plan.

10.34*	Form of Option Agreement for use under the 2009 Comprehensive Stock and Cash Incentive Plan.

10.41	Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the twelve weeks and twenty-four weeks ended June 19, 2009, and June 13, 2008, respectively; (ii) the Condensed Consolidated Balance Sheets at June 19, 2009, and December 31, 2008; and (iii) the Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended June 19, 2009, and June 13, 2008, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

HOST HOTELS & RESORTS, INC.

July 28, 2009	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller