Form 10-Q
period 2009-09-11
HOST HOTELS & RESORTS, INC.
filed 2009-10-16
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 11, 2009

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

The registrant had 617,738,781 shares of its $0.01 par value common stock outstanding as of October 14, 2009.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 11, 2009 and December 31, 2008

(in millions, except shares and per share amounts)

	September 11, 2009	December 31, 2008
	(unaudited)	(see Note 2)
ASSETS
Property and equipment, net	$10,336	$10,739
Due from managers	52	65
Investments in affiliates	144	229
Deferred financing costs, net	46	46
Furniture, fixtures and equipment replacement fund	139	119
Other	282	200
Restricted cash	49	44
Cash and cash equivalents	1,019	508

Total assets	$12,067	$11,950

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $822 million and $916 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,232	$3,943
Mortgage debt	1,221	1,436
Credit facility	—	410
Other	86	87

Total debt	5,539	5,876
Accounts payable and accrued expenses	130	119
Other	201	183

Total liabilities	5,870	6,178

Non-controlling interests—Host Hotels & Resorts, L.P.	124	158

Host Hotels & Resorts Inc. stockholders’ equity:
Cumulative redeemable preferred stock (liquidation preference $100 million) 50 million shares authorized; 4.0 million shares issued and outstanding	97	97
Common stock, par value $.01, 1,050 million shares and 750 million shares authorized, respectively; 617.7 million shares and 525.3 million shares issued and outstanding, respectively	6	5
Additional paid-in capital	6,517	5,868
Accumulated other comprehensive income	6	5
Deficit	(575)	(385)

Total equity of Host Hotels & Resorts Inc. stockholders	6,051	5,590
Non-controlling interests—other consolidated partnerships	22	24

Total equity	6,073	5,614

Total liabilities, non-controlling interests and equity	$12,067	$11,950

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended September 11, 2009 and September 5, 2008

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
REVENUES
Rooms	$579	$736	$1,707	$2,179
Food and beverage	242	304	831	1,062
Other	69	77	225	238

Total hotel sales	890	1,117	2,763	3,479
Rental income	22	22	76	79

Total revenues	912	1,139	2,839	3,558

EXPENSES
Rooms	169	186	470	533
Food and beverage	205	249	634	781
Hotel departmental expenses	263	305	765	873
Management fees	33	48	106	170
Other property-level expenses	95	89	271	264
Depreciation and amortization	138	130	478	377
Corporate and other expenses	19	14	51	45
Gain on insurance settlement	—	—	—	(7)

Total operating costs and expenses	922	1,021	2,775	3,036

OPERATING PROFIT (LOSS)	(10)	118	64	522
Interest income	1	4	5	13
Interest expense	(95)	(90)	(264)	(262)
Net gains on property transactions and other	11	—	13	2
Gain on foreign currency transactions and derivatives	1	—	5	—
Equity in earnings (losses) of affiliates	(2)	1	(36)	3

INCOME (LOSS) BEFORE INCOME TAXES	(94)	33	(213)	278
Benefit (provision) for income taxes	25	(4)	29	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(69)	29	(184)	267
Income (loss) from discontinued operations	11	18	(3)	36

NET INCOME (LOSS)	(58)	47	(187)	303
Less: Net (income) loss attributable to non-controlling interests	3	—	5	(18)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	(55)	47	(182)	285
Less: Dividends on preferred stock	(2)	(2)	(6)	(6)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(57)	$45	$(188)	$279

Basic earnings (loss) per common share:
Continuing operations	$(.11)	$.05	$(.33)	$.46
Discontinued operations	.02	.04	—	.07

Basic earnings (loss) per common share	$(.09)	$.09	$(.33)	$.53

Diluted earnings (loss) per common share:
Continuing operations	$(.11)	$.05	$(.33)	$.46
Discontinued operations	.02	.04	—	.07

Diluted earnings (loss) per common share	$(.09)	$.09	$(.33)	$.53

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 11, 2009 and September 5, 2008

(unaudited, in millions)

	Year-to-date ended
	September 11, 2009	September 5, 2008
OPERATING ACTIVITIES
Net income (loss)	$(187)	$303
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(27)	(24)
Depreciation	37	11
Depreciation and amortization	478	377
Amortization of deferred financing costs	11	8
Amortization of debt premiums/discounts, net	22	23
Deferred income taxes	(33)	5
Net gains on property transactions and other	(13)	(2)
Gains on foreign currency transactions and derivatives	(5)	—
Gain on extinguishment of debt	(4)	—
Equity in (earnings) losses of affiliates, net	36	(3)
Distributions from equity investments	1	3
Change in due from managers	11	7
Changes in other assets	(19)	(11)
Changes in other liabilities	62	18

Cash provided by operations	370	715

INVESTING ACTIVITIES
Proceeds from sales of assets, net	199	38
Proceeds from sale of interest in CBM Joint Venture LLC	13	—
Investments in affiliates	—	(18)
Return of capital from affiliates	39	—
Capital expenditures:
Renewals and replacements	(114)	(245)
Repositionings and other investments	(141)	(218)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(20)	1
Change in restricted cash designated for FF&E replacement fund	(11)	1
Other	—	(9)

Cash used in investing activities	(35)	(450)

FINANCING ACTIVITIES
Financing costs	(10)	(8)
Issuances of debt	506	510
Repayments on credit facility	(410)	—
Repurchase of senior notes, including exchangeable debentures	(115)	—
Debt prepayments and scheduled maturities	(342)	(211)
Scheduled principal repayments	(11)	(12)
Common stock issuance	588	—
Common stock repurchase	—	(100)
Dividends on common stock	(26)	(417)
Dividends on preferred stock	(7)	(7)
Distributions to non-controlling interests	(3)	(23)
Change in restricted cash other than FF&E replacement fund	6	9

Cash provided by (used in) financing activities	176	(259)

INCREASE IN CASH AND CASH EQUIVALENTS	511	6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	508	488

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,019	$494

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 11, 2009, and September 5, 2008

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	September 11, 2009	September 5, 2008
Interest paid	$216	$213
Income taxes paid	4	6

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended September 11, 2009 and September 5, 2008, we issued approximately 3.3 million shares and 2.5 million shares, respectively, upon the conversion of operating partnership units, or OP Units, of Host Hotels & Resorts, L.P. (“Host LP”), held by non-controlling partners valued at approximately $17 million and $39 million, respectively.

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

Host Hotels & Resorts, Inc., or Host, a Maryland corporation operating through an umbrella partnership structure, is the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P., or the operating partnership, or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and, as of September 11, 2009, own approximately 98% of the partnership interests of Host LP, which are referred to as OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed August 5, 2009 to revise the previously issued Annual Report on Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 11, 2009 and the results of our operations for the quarterly and year-to-date periods ended September 11, 2009 and September 5, 2008 and cash flows for the year-to-date periods ended September 11, 2009 and September 5, 2008. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations. Subsequent events have been evaluated through October 15, 2009.

Certain prior year financial statement amounts have been reclassified to conform to the current presentation, including changes as a result of the application of new accounting pronouncements for our exchangeable debentures and non-controlling interests in consolidated entities.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. In contrast, other managers of our hotels, such as Starwood Worldwide, Inc. and Hyatt Hotels, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately 42% of our hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott, modified so that our fiscal year always ends on December 31 as required by existing REIT rules. Accordingly, our first three quarters of operations end on the same day as Marriott, but our fourth quarter ends on December 31.

Non-controlling Interests in Consolidated Financial Statements

We record the non-controlling interests of other consolidated partnerships as a separate component of equity in the condensed consolidated balance sheets. Additionally, the condensed consolidated statements of operations separately present earnings and other comprehensive income attributable to controlling and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

non-controlling interests. We adjust the non-controlling interests of Host LP each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value. The historical cost of the non-controlling interests of Host LP is based on the proportional relationship between the carrying value of equity associated with our common stockholders relative to that of the unitholders of Host LP. Net income (loss) is allocated to the non-controlling partners of Host LP based on their weighted average ownership percentage during the period. As of September 11, 2009, approximately $124 million of cash or Host common stock, at our option, would be paid to the noncontrolling interests of Host LP if the partnership were terminated. This balance is equivalent to the approximately 11.8 million partnership units outstanding valued at the September 11, 2009 Host common stock closing price of $10.55, which we have assumed would be equal to the value provided to outside partners upon liquidation of Host LP.

Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)

We separately account for the liability and equity components of our exchangeable senior debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for both our 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) (collectively, the “Debentures”), we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt. We measured the fair value of the debt components of the 2004 Debentures and 2007 Debentures at issuance based on effective interest rates of 6.8% and 6.5%, respectively. As a result, we attributed $165 million of the proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in additional paid-in capital on the condensed consolidated balance sheets. The retroactive application of this accounting treatment has resulted in a decrease to net income (increase to net loss) and earnings (loss) per share for all periods presented; however, there is no effect on our cash interest payments. As a result of this accounting:

•

The unamortized discount of the Debentures is $49 million and $76 million as of September 11, 2009 and December 31, 2008, respectively. The unamortized discount is recognized as a reduction to the carrying value of the Debentures on the condensed consolidated balance sheets and beginning stockholders’ equity was increased by $76 million.

•	Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Contractual interest expense	$7	$8	$21	$24
Non-cash interest expense due to discount amortization	6	7	19	21

Total interest expense	$13	$15	$40	$45

Application of New Accounting Standards

The FASB recently amended its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the first annual reporting period that begins after November 15, 2009 and, accordingly, we will reevaluate our interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities. We do not anticipate that the implementation of this guidance will have any material effect on our financial statements.

3.	Earnings per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is computed by dividing net income (loss) available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, OP units held by non-controlling partners and exchangeable debt securities. No effect is shown for securities that are anti-dilutive.

	Quarter ended		Year to date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
	(in millions, except per share amounts)
Net income (loss)	$(58)	$47	$(187)	$303
Net (income) loss attributable to non-controlling interests	3	—	5	(18)
Dividends on preferred stock	(2)	(2)	(6)	(6)

Earnings (loss) available to common stockholders	(57)	45	(188)	279
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (a)	—	—	(2)	—

Diluted earnings (loss) available to common stockholders	$(57)	$45	$(190)	$279

Basic weighted average shares outstanding	606.1	519.3	568.7	520.8
Diluted weighted average shares outstanding	606.1	519.6	570.1	521.2

Basic earnings (loss) per share	$(.09)	$.09	$(.33)	$.53
Diluted earnings (loss) per share	$(.09)	$.09	$(.33)	$.53

(a)	During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive earnings per common share repurchase include the $3 million gain, net of interest expense on the repurchased debentures.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Property and Equipment

Property and equipment consists of the following as of:

	September 11, 2009	December 31, 2008
	(in millions)
Land and land improvements	$1,575	$1,613
Buildings and leasehold improvements	11,426	11,502
Furniture and equipment	1,788	1,749
Construction in progress	129	174

	14,918	15,038
Less accumulated depreciation and amortization	(4,582)	(4,299)

	$10,336	$10,739

Impairment of Property and Equipment

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows during our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.

During 2009, we reviewed our hotel portfolio for impairment and identified several properties that may be sold prior to the end of their previously estimated useful lives or that had current or projected operating losses or other events or circumstances indicating a reduction in value or change in intended use. Properties exhibiting these characteristics are tested for impairment based on management’s estimate of expected future undiscounted cash flows from operations and sale during our expected remaining hold period. The fair value of these properties is generally determined based on either a discounted cash flow analysis or negotiated sales price. Based on these assessments, we have recorded non-cash impairment charges totaling $97 million for the year-to-date period ended September 11, 2009. There were no impairment charges recorded during the third quarter of 2009. Impairment charges are classified within depreciation and amortization on the accompanying condensed consolidated statements of operations. For year-to-date 2009, discontinued operations include a non-cash impairment charge of $31 million.

5.	Investments in Affiliates

We hold a 32.1% ownership interest in a joint venture based in Europe that owns 11 hotel properties located in six countries. The terms of this joint venture agreement limit the life of the investment to 2016, with two one-year extensions. We review our investment in the joint venture for other than temporary impairment based on the occurrence of any events that would indicate that the carrying amount of the investment exceeds its fair value on an other than temporary basis. We used certain inputs such as available third-party appraisals and forecast net operating income for the hotel properties to estimate the fair value of our investment in the joint venture as of September 11, 2009. During the second quarter of 2009, we determined that our investment was impaired based on the reduction of anticipated distributable cash flows from the joint venture, which was caused primarily by a decline in cash flows generated by the properties. We believe this impairment to be other than temporary as defined by GAAP because the time period over which the joint venture may be able to improve operations such that our investment would be fully recoverable is limited by the remaining life of the joint venture. As a result, in the second quarter of 2009, we recorded a non-cash impairment charge totaling $34 million based on the difference between the estimated fair value and carrying value of our investment. This impairment is included in equity in earnings (losses) of affiliates in the condensed consolidated statements of operations. There were no impairment charges recorded in the third quarter of 2009 for our joint venture investment in Europe.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 11, 2009, we sold our remaining 3.6% limited partnership interest in CBM Joint Venture Limited Partnership (“CBM JV”) for approximately $13 million and recorded the gain on property transaction of $5 million, net of taxes. As a result of this transaction, we no longer have any ownership interest in CBM JV. The net loss for the third quarter of 2009 includes a $12 million tax benefit related to the reversal of an excess deferred tax liability that was established in prior periods associated with our investment.

6.	Debt

Credit Facility. On September 11, 2009, we prepaid the entire $210 million term loan outstanding at December 31, 2008 under our credit facility and currently have $600 million of available capacity on the revolver portion of the credit facility.

Exchangeable Debentures. The total face amount of the Debentures is $876 million, as of September 11, 2009. The Debentures are equal in right of payment with all of our other senior notes. There are $325 million in 2004 Debentures that mature April 2024; however, holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. There are $551 million in 2007 Debentures that mature April 2027; however, holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount.

During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. We recognized a $3 million gain on the transaction. During the third quarter of 2009, we repurchased approximately $49 million face amount of the 2007 Debentures with a carrying value of $44 million for $42 million. We recognized a $2 million gain on the transaction. The gain on the repurchased debentures is recorded in interest expense in the condensed consolidated financial statements.

Since the fourth quarter of 2008, we have repurchased a total of $224 million face amount of the Debentures for approximately $193 million.

Mortgage Debt. On July 1, 2009, we repaid the $175 million mortgage debt secured by the San Diego Marriott Hotel & Marina at maturity. Additionally, on September 1, 2009, we prepaid the $135 million Westin Kierland Resort & Spa mortgage loan, which was due on December 1, 2009.

7.	Stockholder’s Equity

Dividends. On September 14, 2009, our Board of Directors declared a dividend of $0.25 per share on our common stock. The dividend will be paid on December 18, 2009 to stockholders of record as of November 6, 2009. In reliance on the specific terms of the guidance issued by the IRS and, subject to certain elections by our stockholders, the Company will pay approximately 90% of the dividend with Host common stock, with the remaining 10% paid with cash. The amount of any future common dividend will be determined by our Board of Directors.

On September 14, 2009, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on October 15, 2009 to preferred stockholders of record as of September 30, 2009.

Common Stock Offering. On August 19, 2009, we entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. We have issued approximately 13 million shares of common stock through this program at an average price of approximately $10 per share for proceeds of $130 million, net of $1.3 million of commissions. Approximately $22 million of the proceeds were received

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

after quarter end. We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares.

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total	Redeemable non-controlling interests
Balance, December 31, 2008	$5,590	$24	$5,614	$158
Net income (loss)	(182)	(1)	(183)	(4)
Issuance of common stock	611	—	611	—
Changes in ownership	31	(1)	30	(30)
Other comprehensive income (loss) (note 10)	1	—	1	—

Balance, September 11, 2009	$6,051	$22	$6,073	$124

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total	Redeemable non-controlling interests
As of, December 31, 2007	$5,426	$28	$5,454	$312
Net income	285	5	290	13
Changes in ownership	(208)	(7)	(215)	(19)
Other comprehensive loss	(1)	—	(1)	—

As of September 5, 2008	$5,502	$26	$5,528	$306

8.	Employee Stock Plans

On May 14, 2009, our stockholders approved the authorization of 25 million shares that can be issued through our 2009 Comprehensive Stock and Cash Incentive Plan (the “Comprehensive Plan”) for employees and directors. We currently have approximately 19 million shares of common stock reserved and available for issuance under the Comprehensive Plan.

9.	Geographic Information

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

	Quarter ended		Year-to-date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
	(in millions)
United States	$883	$1,102	$2,752	$3,436
Canada	20	23	61	81
Chile	5	7	15	22
Mexico	4	7	11	19

Total revenue	$912	$1,139	$2,839	$3,558

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented:

	Quarter ended		Year-to-date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
	(in millions)
Net income (loss)	$(58)	$47	$(187)	$303
Other comprehensive income (loss)	(4)	(5)	1	(1)

Comprehensive income (loss)	(62)	42	(186)	302
Comprehensive (income) loss attributable to the non-controlling interests	3	—	5	(18)

Comprehensive income (loss) attributable to Host Hotels & Resorts, Inc.	$(59)	$42	$(181)	$284

11.	Dispositions

Dispositions. In the third quarter of 2009, we sold four properties: the 448-room Sheraton Stamford, the 253-room Washington Dulles Marriott Suites, the 430-room Boston Marriott Newton and the 353-room Hanover Marriott for net proceeds of approximately $90 million. We recorded an aggregate gain of approximately $9 million, net of tax. In the first quarter of 2009, we sold the Hyatt Regency Boston for approximately $113 million, including the return of cash reserves held by the manager, and recorded a gain on the disposition of approximately $20 million, net of tax. The following table summarizes the revenues, income (loss) before taxes, and the gain on dispositions, net of tax, for the five properties which have been reclassified to discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
	(in millions)
Revenues	$6	$30	$40	$89
Income (loss) before income taxes	2	5	(29)	13
Gain on dispositions, net of tax	9	13	26	24

Net income attributable to common stockholders is allocated between continuing and discontinued operations as follows:

	Quarter ended		Year-to-date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Income (loss) from continuing operations, net of tax	$(66)	$29	$(179)	$249
Discontinued operations, net of tax	11	18	(3)	36

Net income (loss) attributable to common stockholders	$(55)	$47	$(182)	$285

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	September 11, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets:
Notes receivable	$12	$12	$12	$12
Financial liabilities:
Senior notes	3,410	3,326	3,027	2,297
Exchangeable senior debentures	822	816	916	743
Credit facility (including the $210 million term loan)	—	—	410	378
Mortgage debt and other, net of capital leases	1,306	1,219	1,522	1,501

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

13.	Litigation

We are involved in various legal proceedings in the normal course of business. On April 27, 2005, we initiated suit against Keystone-Texas Property Holding Corporation (“Keystone”) in the 73rd Judicial District Court of Bexar County, Texas, Case No. 05-CI-14229, seeking a declaration that a provision of our ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On April 6, 2006, a Bexar County Court granted an interlocutory motion for summary judgment that the provision was not valid and the lease provision had not been breached. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property. We believe that we were asserting rights that parties had recognized as valid in past dealings. Keystone is seeking between $30 million and $40 million in damages. A jury trial on Keystone’s amended counterclaim and third party claim potentially could begin as early as mid-January 2010. We believe that our actions were entirely lawful and that Keystone’s claims are without merit.

We are vigorously defending this claim, however, no assurance can be given as to the outcome of any pending legal proceedings. We do not believe that the final resolution will have a material adverse effect on our financial condition.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 98% of the partnership interests as of September 11, 2009. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

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

Outlook

We currently own 112 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

The current economic outlook remains unpredictable both in the United States and internationally. While the operating results for our properties were slightly better than expected in the third quarter, we expect trends affecting overall lodging demand to continue to be weak for the remainder of 2009 and at least into the first half of 2010. We do not anticipate an increase in lodging demand until several economic indicators, particularly U.S. GDP, business investment, employment, corporate profits and consumer spending, experience sustained quarter-over-quarter growth. In addition, we expect that luxury hotels will continue to underperform other property types in the near term as consumers continue to stay at less expensive alternatives. As a result of the current economy and the slowly recovering credit market, increases in lodging supply will likely slow significantly over the next few years. This may be particularly relevant for the markets and lodging sectors in which we compete due to the long-term planning and high level of investment associated with these properties.

As we described above, we expect the economic fundamentals will continue to negatively affect the group and transient demand segments for the remainder of 2009 and in 2010. We believe occupancy, currently near historical lows, will begin to improve, but we expect continued pressure on the average room rate until demand increases significantly. In addition, we expect that reduced travel and concerns over corporate expenditures will continue to diminish booking activity and reduce attendance at group events, resulting in lower banquet, food and beverage and other revenues. Similarly, the reduction in corporate travel budgets will continue to negatively affect transient business travel. We have experienced some slowing of the negative trends in recent periods. While our group booking pace is still below 2008 levels, we have noticed an increase in short-term bookings as the year has progressed. However, it remains difficult to accurately forecast group demand . In addition, meeting planners are taking advantage of historically high room availability, which has resulted in a shift in pricing power and lower average room rates.

The general economic trends discussed above make it difficult to predict our future operating results. We may experience further declines in hotel revenues or earnings at our properties for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns and the continued impact of the trends identified above.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended		% Increase (Decrease)
	September 11, 2009	September 5, 2008
Revenues:
Total hotel sales	$890	$1,117	(20.3)%
Operating costs and expenses:
Property-level costs (1)	903	1,007	(10.3)
Corporate and other expenses	19	14	35.7
Operating profit (loss)	(10)	118	N/M	(4)
Interest expense	95	90	5.6
Loss attributable to non-controlling interests	3	—	N/M
Income from discontinued operations	11	18	(38.9)
Net income (loss) attributable to common stockholders	(55)	47	N/M

All hotel operating statistics (2):
RevPAR	$108.49	$137.75	(21.2)%
Average room rate	$154.90	$184.53	(16.1)%
Average occupancy	70.0%	74.7%	(4.7	) pts.
Comparable hotel operating statistics (3):
RevPAR	$108.85	$138.34	(21.3)%
Average room rate	$155.00	$184.96	(16.2)%
Average occupancy	70.2%	74.8%	(4.6	) pts.

	Year-to-date ended		% Increase (Decrease)
	September 11, 2009	September 5, 2008
Revenues:
Total hotel sales	$2,763	$3,479	(20.6)%
Operating costs and expenses:
Property-level costs (1)	2,724	2,998	(9.1)
Corporate and other expenses	51	45	13.3
Gain on insurance settlement	—	7	N/M
Operating profit	64	522	(87.7)
Interest expense	264	262	0.8
(Income) loss attributable to non-controlling interests	5	(18)	N/M
Income (loss) from discontinued operations	(3)	36	N/M
Net income (loss) attributable to common stockholders	(182)	285	N/M

All hotel operating statistics (2):
RevPAR	$112.09	$144.07	(22.2)%
Average room rate	$169.40	$195.80	(13.5)%
Average occupancy	66.2%	73.6%	(7.4	) pts.
Comparable hotel operating statistics (3):
RevPAR	$112.73	$145.05	(22.3)%
Average room rate	$169.81	$196.76	(13.7)%
Average occupancy	66.4%	73.7%	(7.3	) pts.

(1)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and gains on insurance settlement.
(2)	Operating statistics are for all properties as of September 11, 2009 and September 5, 2008 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for September 11, 2009 and September 5, 2008 are based on 112 comparable hotels as of September 11, 2009.
(4)	N/M=Not Meaningful.

2009 Compared to 2008

Hotel Sales Overview

	Quarter ended		% Increase (Decrease)	Year-to-date ended		% Increase (Decrease)
	September 11, 2009	September 5, 2008		September 11, 2009	September 5, 2008
	(in millions)			(in millions)
Revenues
Rooms	$579	$736	(21.3)%	$1,707	$2,179	(21.7)%
Food and beverage	242	304	(20.4)	831	1,062	(21.8)
Other	69	77	(10.4)	225	238	(5.5)

Total hotel sales	$890	$1,117	(20.3)	$2,763	$3,479	(20.6)

Hotel sales declined 20.3% and 20.6% for the quarter and year-to-date, respectively, reflecting continued weakness in the lodging industry. Revenues for properties sold or classified as held for sale in 2009 or 2008 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of September 11, 2009, 112 hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable hotel sales decreased 20.3% to approximately $901 million for the quarter and decreased 21.5% to approximately $2.8 billion year-to-date compared to last year. The revenue decline reflects the decrease in occupancy of 4.6 percentage points for the quarter and 7.3 percentage points year-to-date and a decrease in average room rates of 16.2% for the quarter and 13.7% year-to-date.

Food and beverage revenues for our comparable hotels decreased 20.3% for the quarter and 22.6% year-to-date compared to last year. The decrease in the quarter reflects a decline in both banquet and restaurant outlet revenues. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition fees, decreased 10.9% for the quarter and 8.4% year-to-date.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 11, 2009 and September 5, 2008:

Comparable Hotels by Property Type (a)

	As of September 11, 2009		Quarter ended September 11, 2009			Quarter ended September 5, 2008			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	53	34,481	$166.19	75.3%	$125.20	$200.16	77.8%	$155.73	(19.6)%
Suburban	32	12,121	130.21	62.6	81.56	154.00	70.2	108.17	(24.6)
Resort/Conference	13	8,082	181.51	58.7	106.50	209.98	67.3	141.32	(24.6)
Airport	14	6,955	107.88	71.5	77.13	130.89	76.6	100.25	(23.1)

All Types	112	61,639	155.00	70.2	108.85	184.96	74.8	138.34	(21.3)

	As of September 11, 2009		Year-to-Date ended September 11, 2009			Year-to-Date ended September 5, 2008			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	53	34,481	$178.48	69.2%	$123.54	$206.98	75.5%	$156.25	(20.9)%
Suburban	32	12,121	139.21	59.2	82.37	159.30	67.7	107.87	(23.6)
Resort/Conference	13	8,082	221.67	63.7	141.28	256.76	73.8	189.58	(25.5)
Airport	14	6,955	116.70	68.0	79.41	137.11	75.3	103.23	(23.1)

All Types	112	61,639	169.81	66.4	112.73	196.76	73.7	145.05	(22.3)

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 11, 2009 and September 5, 2008 is from January 3, 2009 to September 11, 2009 and December 29, 2007 to September 5, 2008, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the third quarter of 2009, RevPAR decreased significantly across all of our hotel property types due to the overall decline in lodging demand. Our urban properties had the strongest quarter relative to other property types with a RevPAR decline of 19.6%. These properties were able to reduce the decline in RevPAR for the quarter relative to other property types as reductions in room rates served to induce occupancy.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of September 11, 2009 and September 5, 2008:

	As of September 11, 2009		Quarter ended September 11, 2009			Quarter ended September 5, 2008			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	27	15,943	$158.93	75.6%	$120.11	$193.33	80.9%	$156.43	(23.2)%
Mid-Atlantic	10	8,330	195.30	80.2	156.62	261.70	82.2	215.15	(27.2)
North Central	14	6,204	129.60	68.8	89.17	153.95	72.7	111.91	(20.3)
Florida	9	5,677	144.33	58.1	83.84	165.06	67.8	111.95	(25.1)
DC Metro	12	5,416	164.33	76.7	126.11	175.45	80.4	140.98	(10.5)
New England	8	4,293	155.79	75.5	117.60	176.16	79.6	140.22	(16.1)
South Central	9	5,687	128.42	64.1	82.38	142.39	62.7	89.31	(7.8)
Mountain	8	3,364	118.41	55.0	65.18	136.63	65.6	89.70	(27.3)
Atlanta	8	4,252	144.45	60.5	87.34	160.60	66.4	106.63	(18.1)
International	7	2,473	139.39	60.9	84.83	171.67	64.7	111.05	(23.6)

All Regions	112	61,639	155.00	70.2	108.85	184.96	74.8	138.34	(21.3)

	As of September 11, 2009		Year-to-Date ended September 11, 2009			Year-to-Date ended September 5, 2008			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	27	15,943	$172.35	68.6%	$118.24	$201.37	76.9%	$154.86	(23.7)%
Mid-Atlantic	10	8,330	203.13	73.9	150.17	258.16	79.9	206.39	(27.2)
North Central	14	6,204	129.12	60.6	78.24	151.19	66.5	100.48	(22.1)
Florida	9	5,677	189.56	65.0	123.22	218.67	75.6	165.31	(25.5)
DC Metro	12	5,416	190.83	75.4	143.89	197.28	76.4	150.75	(4.6)
New England	8	4,293	159.22	62.1	98.84	177.22	74.0	131.14	(24.6)
South Central	9	5,687	144.63	64.8	93.72	160.63	68.9	110.60	(15.3)
Mountain	8	3,364	154.81	56.0	86.67	173.01	66.8	115.57	(25.0)
Atlanta	8	4,252	152.94	59.9	91.59	170.62	68.4	116.75	(21.5)
International	7	2,473	138.55	60.9	84.39	172.50	69.3	119.60	(29.4)

All Regions	112	61,639	169.81	66.4	112.73	196.76	73.7	145.05	(22.3)

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 11, 2009 and September 5, 2008 is from January 3, 2009 to September 11, 2009 and December 29, 2007 to September 5, 2008, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the third quarter of 2009, comparable hotel RevPAR declined significantly across all of our geographic regions when compared to the third quarter of 2008. Our South Central and DC Metro regions significantly outperformed the remainder of the portfolio, with RevPAR declines of 7.8% and 10.5%, respectively. The South Central region benefited from an increase in RevPAR of .3% at our San Antonio properties, as renovation work completed last year at the San Antonio Marriott Riverwalk, as well as an increase in citywide activity for the third quarter of 2009 helped the year-over-year comparison. For our DC Metro region, the downtown properties continued to benefit from strong government and government-related demand, as well as solid leisure business.

RevPAR in the New England region declined 16.1% for the quarter. City-wide room nights in Boston increased, however, they were at discounted rates. The results for the quarter were also negatively affected by two hotels that were under renovation during the quarter. Our Pacific region had a RevPAR decline of 23.2% for the quarter, however, results varied by market. The Seattle market outperformed the rest of the region as the hotels were able to induce demand through rate reductions. Our San Francisco market had a difficult quarter, particularly when compared to the third quarter of 2008, which had very strong transient and city-wide demand. The decline of 25.1% in our Florida region was driven by significant RevPAR declines at our Orlando World Center Marriott, as the hotel experienced a significant increase in group cancellations.

The Mid-Atlantic region underperformed the portfolio with a RevPAR decline of 27.2%. The decline was driven by a significant decrease in group demand. Transient demand was strong as international leisure business continued to increase throughout the quarter, however, the transient business was at discounted rates.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 105 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our most recent Annual Report on Form 10-K.

In the third quarter of 2009, overall transient RevPAR decreased 20.2% when compared to 2008, reflecting a slight decline in total room nights and a decline in average rate of 20.0%. The decline primarily reflects a shift from the higher-rated premium and corporate business to the price-sensitive transient discount business. Demand in the premium and corporate business declined 12.4%, despite a decline in average rates of 24%, which led to a RevPAR decline of 33.5% in this business. This was slightly offset by the 6.9% growth in room nights from price-sensitive transient discount business during the quarter as customers, particularly leisure travelers, utilized discount programs implemented by our managers and third-party travel websites offering discounted rates.

During the third quarter, group RevPAR declined approximately 24.1% reflecting a decline in total room nights of 15.4% and a decline in average room rates of 10.3%. The decline in room rate was primarily due to corporate group discounts and short-term group rate concessions. The primary driver of the decline in room nights was a significant reduction in corporate group business of 42.9%. In addition to significant reductions in corporate group meetings, this also reflects low attendance at group meetings and groups increasingly renegotiating rates.

Property-level Operating Expenses

	Quarter ended		% Increase (Decrease)	Year-to-Date ended		% Increase (Decrease)
	September 11, 2009	September 5, 2008		September 11, 2009	September 5, 2008
	(in millions)			(in millions)
Rooms	$169	$186	(9.1)%	$470	$533	(11.8)%
Food and beverage	205	249	(17.7)	634	781	(18.8)
Hotel departmental expenses	263	305	(13.8)	765	873	(12.4)
Management fees	33	48	(31.3)	106	170	(37.6)
Other property-level expenses	95	89	6.7	271	264	2.7
Depreciation and amortization	138	130	6.2	478	377	26.8

Total property- level operating expenses	$903	$1,007	(10.3)	$2,724	$2,998	(9.1)

The overall decrease in operating expenses is consistent with lower overall demand at our properties. These operating expenses, which are both fixed and variable, are primarily affected by changes in occupancy and inflation, though the effect on specific costs will vary. The primary drivers for the decline in these expenses were the decline in wages and benefits and a decline in controllable expenses such as food and beverages cost of goods sold, as hotel managers actively cut costs to manage operating margin decline. Wages and benefits declined approximately 11% and 13% for the quarter and year-to-date 2009, respectively, which represents approximately 44% and 45%, respectively, of the overall decrease in property-level operating expenses. Other controllable expenses declined approximately 18% and 21% for the quarter and year-to-date, respectively, which represents approximately 35% and 38%, respectively, of the overall decrease in property-level operating expenses. We expect these costs to continue to decline throughout 2009; however, consistent with the trend beginning in the third quarter, we believe the decline will continue to moderate when compared to the first half of the year as implementation of contingency plans and cost saving measures increased over the course of 2008, making the comparisons more difficult. Utilities decreased 17.3% and 12.4% for the quarter and year-to-date 2009, respectively.

Management fees are calculated as a percentage of total revenues, as well as the level of operating profit at each property. Therefore, the 31.3% and 37.6% decline above for the quarter and year-to-date 2009 correlates to the overall decline in revenues and operating profit at our hotels.

We identify properties to be tested for impairment based on certain events or circumstances that occur which indicate that their carrying amount may not be recoverable when compared to projected undiscounted cash flows. We test these properties for impairment based on management’s estimate of expected future undiscounted cash flows during our expected holding period. As a result of these analyses, we recorded non-cash property impairment charges totaling $97 million year-to-date based on the difference between the fair value of these properties and their carrying amounts. Of these property impairment charges, $31 million was included in discontinued operations. No impairment charges were recorded in the third quarter. Additionally, we evaluate the recoverability of our investment in affiliates based on our assessment of the fair value of our investment as compared to our carrying value. During the second quarter of 2009, we recorded an impairment charge of $34 million with respect to our joint venture in Europe, which is included in equity in earnings (losses) of affiliates.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and systems costs. The $5 million increase in corporate expenses for the quarter is primarily due to an increase in share-based payments expense, as executive compensation share-based costs returned to more normalized levels compared to the historically low executive compensation expense in 2008.

Interest Income. Interest income decreased $3 million for the quarter and $8 million year-to-date. The decrease is primarily due to lower interest rates during 2009.

Interest Expense. Interest expense increased $5 million for the quarter and $2 million year-to-date 2009, which includes $6 million and $7 million of non-cash interest expense for the quarters ended September 11, 2009 and September 5, 2008, respectively, on our Debentures. Interest expense includes $19 million and $21 million of non-cash interest expense related to our Debentures for year-to-date 2009 and 2008, respectively.

Net gains on Property Transactions. In 2009, the increase in gains on property transactions for both the third quarter and year-to-date is primarily due to the gain of approximately $9 million (or $5 million, net of tax) related to the sale of our 3.6% limited partnership interest in CBM JV in the third quarter.

Equity in Earnings (losses) of Affiliates. Our share of income of affiliates decreased by $3 million and $39 million for the quarter and year-to-date, respectively. The year-to-date decline was primarily due to the $34 million non-cash impairment charge related to our investment in the joint venture in Europe described below. The quarter and year-to-date periods were also affected by the overall decline in operations at the hotels owned by the European joint venture.

Discontinued Operations. Discontinued operations consist of five hotels disposed of in 2009 and two hotels disposed of during 2008 and represent the results of operations and the gains on the disposition of these hotels during the periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-Date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
	(in millions)
Revenue	$6	$30	$40	$89
Income (loss) before taxes	2	5	(29)	13
Gain on dispositions, net of tax	9	13	26	24

Net income/loss attributable to non-controlling interests. Net income attributable to non-controlling interests decreased $3 million and $23 million for the quarter and year-to-date 2009, respectively. The decrease is primarily attributable to the decrease in the net income of Host LP and also includes the decline in the net income attributable to non-controlling interests in other consolidated partnerships of $6 million for the year-to-date 2009.

Liquidity and Capital Resources

Cash Requirements

We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility in the lodging industry. As the overall economic outlook continues to be uncertain, we have taken several steps to preserve capital, increase liquidity and extend debt maturities. Year-to-date, we have raised approximately $1.3 billion through debt and equity issuances, mortgage financings and hotel sales. We have used the proceeds from these transactions and available cash to repay $128 million face amount of senior notes and debentures at a discount of approximately $12 million, to repay $410 million outstanding under our credit facility and to repay $344 million in mortgage debt. We intend to use the remaining proceeds to repay debt, acquire new properties, invest in the existing portfolio through our capital expenditure program and to maintain higher than historical cash levels. We have also implemented several cash-saving initiatives at both the corporate and hotel levels. We believe, as a result of these efforts and the overall strength of our balance sheet, we have sufficient liquidity and access to the capital markets to withstand the decline in operating cash flow, pay our near-term debt maturities and fund our capital expenditure programs.

Host uses cash primarily for acquisitions, capital expenditures, debt payments and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. During the fourth quarter of 2009, we will satisfy our REIT distribution requirements by the issuance of dividends, approximately 90% of which will be in the form of Host common stock. Funds used by Host to make cash distributions are provided by Host LP.

Capital Resources. As a REIT, we depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity.

On August 19, 2009, we entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. We have issued approximately 13 million shares of common stock through this program at an average price of $10 per share for proceeds of approximately $130 million, net of $1.3 million of commissions. Approximately $22 million of the proceeds were received subsequent to quarter end. We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares.

Cash Balances. As of September 11, 2009, we had $1.0 billion of cash and cash equivalents, which was an increase of $511 million from December 31, 2008. We also currently have $600 million available under our credit facility.

Debt Transactions. In May 2009, our Board of Directors authorized us to repurchase up to $750 million of senior notes and exchangeable debentures. We may purchase senior notes and exchangeable debentures through open market purchases, privately negotiated transactions, tender offers or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO, per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. We currently have $708 million remaining under this program. See “Cash Provided by Financing Transactions” for detail on our 2009 debt transactions.

Acquisitions and Dispositions. During the third quarter, we sold four non-core hotels for proceeds of approximately $90 million and recognized a gain of $9 million, net of tax. During the first quarter of 2009, we sold the Hyatt Regency Boston for net proceeds of approximately $113 million and recorded a gain on the sale of $20 million, net of tax.

On September 11, 2009, we sold our remaining 3.6% limited partnership interest in CBM JV for approximately $13 million and recorded a gain of approximately $5 million, net of taxes. As a result of this transaction, we no longer have any ownership interest in CBM JV. The net loss for the third quarter of 2009 includes a $12 million tax benefit related to the reversal of an excess deferred tax liability that was established in prior periods associated with our investment.

We believe that the current operating environment, combined with the significant number of hotel properties encumbered with very high levels of debt, may result in owners and/or lenders making these properties available for sale due to their inability to repay the debt at maturity. We believe that these opportunities will not reach the market until 2010 or subsequent years as distressed owners and their lenders will first explore other options. However, we have been actively exploring potential acquisitions and expect to be able to take advantage of these opportunities over time. Any acquisitions would be financed through a combination of methods, including proceeds from sales of properties from our existing portfolio, the incurrence of debt, available cash, advances under our credit facility, proceeds from equity offerings of Host, or issuance of OP units by Host LP.

Capital Expenditures. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, repositioning/return on investment, or ROI, projects and value enhancement projects. Repositioning/ROI capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures.

For year-to-date 2009, total capital expenditures decreased $208 million to $255 million. Significant projects completed during the year included the completion of the 62,750 square foot ballroom addition at the Swissôtel Chicago for approximately $52 million, the renovation of approximately 1,500 guest rooms at the Sheraton Boston Hotel, San Francisco Marriott Fisherman’s Wharf and The Westin Tabor Center for a total of $58 million and the renovation of the 51,000 square foot Palms Ballroom at the Orlando World Center Marriott for approximately $8 million. Our renewal and replacement capital expenditures for year-to-date 2009 were approximately $114 million, which reflects a decrease of approximately 53% from 2008 levels. We expect total renewal and replacement capital expenditures for 2009 to be approximately $160 million to $170 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $141 million for year-to-date 2009 on repositioning/ROI projects, which reflects a decrease of approximately 35% compared to 2008 levels. We expect total repositioning/ROI expenditures for 2009 to be approximately $170 million to $175 million, which will represent a decline of approximately 40% from full year 2008 levels. As a result of the extensive three-year capital expenditure program which was completed in 2008, we believe that our properties will remain in a strong competitive position with respect to their market competitors despite our reduction in capital expenditures in 2009.

Sources and Uses of Cash

Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances and refinancing. Our principal uses of cash include debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations for year-to-date 2009 decreased $345 million to $370 million compared to the year-to-date 2008, due primarily to declines in operations at our hotels.

Cash Used in Investing Activities. Approximately $35 million of cash was used in investing activities during the first three quarters of 2009. This included approximately $255 million of capital expenditures, partially offset by the return of a $39 million investment in the European joint venture and $212 million of net proceeds from the disposition of assets. The following table summarizes the significant investing activities as of October 15, 2009 (in millions):

Transaction Date	Description of Transaction	Investment/ Sale Price
August	Sale of 3.6% investment in CBM Joint Venture Limited Partnership	$13
August	Disposition of Hanover Marriott Hotel	27
July	Disposition of Boston Marriott Newton	28
July	Disposition of Sheraton Stamford/Washington Dulles Marriott Suites	36
February	Disposition of Hyatt Regency Boston (1)	113
January	Return of investment in European joint venture (2)	39

		$256

(1)	Includes $5 million of reserves which were returned by the hotel manager.
(2)	Represents approximately $39 million of funds returned by our European joint venture related to a portfolio acquisition that was terminated in December 2008.

Cash Provided by Financing Activities. Approximately $176 million of cash was provided by financing activities during the first three quarters of 2009. The following tables summarize the significant debt and equity transactions as of October 15, 2009 (net of discounts and financing costs, in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt
September	Repayment of the credit facility term loan	$(210)
September	Repayment of the mortgage loan secured by the Westin Kierland Resort & Spa	(135)
August/June	Repurchase of the approximately $49 million face amount of the 2007 Exchangeable Senior Debentures	(42)
July	Repayment of the mortgage loan secured by the San Diego Marriott Hotel & Marina	(175)
June	Repurchase of $4 million face amount of Series M senior notes	(4)
May	Repayment of the revolving portion of the credit facility	(200)
May	Proceeds from issuance of $400 million, 9% Series T senior notes	380
March	Proceeds from the issuance of the mortgage loan secured by the JW Marriott, Washington, D.C.	117
March	Repayment of the mortgage loan secured by the Westin Indianapolis	(34)
March	Repurchase of $75 million face amount of the 2004 Exchangeable Senior Debentures	(69)

		$(372)

Equity
September	Issuance of approximately 13 million common shares (1)	$130
April	Issuance of 75.75 million common shares	480

		$610

(1)	Approximately $22 million of the cash was received after quarter end.

Debt

As of September 11, 2009, our total debt was $5.5 billion, we have no further debt maturities in 2009, and only $325 million of 2004 Debentures that holders have the right to put to us in 2010. The weighted average interest rate of our debt was approximately 6.7% and the weighted average maturity was 4.6 years as of September 11, 2009. Additionally, 90% of our debt had a fixed rate of interest as of September 11, 2009. As of October 15, 2009, 100 of our hotels are unencumbered by mortgage debt.

As of September 11, 2009 and December 31, 2008, our debt was comprised of (in millions):

	September 11, 2009	December 31, 2008
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	344	348
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	497
Series T senior notes, with a rate of 9% due May 2017	387	—
2004 Exchangeable Senior Debentures, with a rate of 3.25% due April 2024 (1)	320	383
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027(1)	502	533
Senior notes, with a rate of 10.0%, due May 2012	7	7

Total senior notes	4,232	3,943
Mortgage debt (non-recourse) secured by $1.5 billion and $2.1 billion of real estate assets, with an average interest rate of 5.4% and 6.2% at September 11, 2009 and December 31, 2008, respectively, maturing through December 2023 (2)	1,221	1,436
Credit facility, including the $210 million term loan	—	410
Other	86	87

Total debt	$5,539	$5,876

(1)	See Application of New Accounting Standards.
(2)	The assets securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current market value of the assets.

2007 Exchangeable Senior Debentures. On March 23, 2007, Host LP issued the $600 million 2007 Debentures and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. During the third quarter of 2009, we repurchased approximately $49 million face amount of the 2007 Debentures for approximately $42 million. As of September 11, 2009, we have $551 million face amount of the 2007 Debentures that remain outstanding. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures for our common shares prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of our common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged and, at our option, shares, cash or a combination thereof for any excess above the principal value. The current exchange rate is 31.35 shares of our common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host common stock. The exchange rate may be adjusted under certain circumstances, including the payment of common dividends exceeding $.20 per share in any given quarter. The 2007 Debentures are not currently exchangeable.

2004 Exchangeable Senior Debentures. On March 16, 2004, Host LP issued the $500 million 2004 Debentures and received proceeds of $484 million, net of discounts, underwriting fees and expenses. During 2009, we repurchased $75 million face amount of the 2004 Debentures for approximately $69 million and recorded a gain on the purchase of approximately $3 million. As of September 11, 2009, we have repurchased $175 million face amount of the 2004 Debentures and, as a result, $325 million face amount of the 2004 Debentures remain outstanding. The outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures for our common shares prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 63.3687 shares for each $1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $15.78 per share). The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. We can redeem for cash all or part of the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. The 2004 Debentures are not currently exchangeable.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. Due to the decline in operations during the year, our unsecured interest coverage ratio and fixed charge coverage ratio have declined and our leverage ratio has increased relative to year end 2008. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. To the extent no amounts are outstanding under the credit facility, a violation of these covenants would not be a default.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of September 11, 2009:

	Actual Ratio	Covenant Requirement
			2009	2010	2011
Leverage ratio	4.8x	Maximum ratio of:	7.25x	7.25x	7.25x
Fixed charge coverage ratio	1.9x	Minimum ratio of:	1.05x	1.10x	1.15x
Unsecured interest coverage ratio	3.0x	Minimum ratio of:	1.75x	1.75x	1.75x

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, which includes our Debentures, our ability to incur indebtedness and pay dividends is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. As noted above, the decline in operations has caused a similar decline in our EBITDA-to-interest coverage ratio relative to year-end 2008. Even if we are below the coverage levels otherwise required to incur debt and pay dividends, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt. We are still permitted to pay dividends of estimated taxable income necessary to maintain REIT status.

In addition, our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture based on undepreciated property costs) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or to pay dividends as discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or to pay dividends, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of September 11, 2009:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	316%	Minimum ratio of 125%
Total indebtedness to total assets	33%	Maximum ratio of 65%
Secured indebtedness to total assets	7%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.7x	Minimum ratio of 2.0x*

*	1.7x for preferred stock payments.

For further detail of our credit facility and senior notes, see our 2008 Annual Report on Form 10-K.

European Joint Venture

We hold a 32.1% ownership interest in a joint venture based in Europe (the “Euro JV”) that owns 11 hotel properties located in six countries. Throughout 2009, the Euro JV has experienced significant declines in revenues and operating profit due to the weakness in overall lodging demand throughout Europe. As a result, we recorded a non-cash impairment charge totaling $34 million in the second quarter based on the difference between the estimated fair value and the carrying value of our investment. This impairment charge is included in equity in earnings (losses) of affiliates in the condensed consolidated statements of operations.

The Euro JV currently has €724 million in mortgage debt. The significant decline in operations at the Euro JV may trigger covenant defaults, cash sweeps or non-payment defaults under the mortgage loans later this year or in 2010. The Euro JV has initiated discussions with the lenders of mortgage loans on the majority of this debt. In particular, the Euro JV has entered into discussions regarding mortgage loans secured by six properties totaling €344 million that are due in 2013 and have the potential to trigger covenant defaults, cash sweeps or non-payment defaults in 2009. These loans are cross-collateralized, meaning that a default under one loan could trigger a default on the loans for the other five properties. The joint venture has the right to cure certain covenants, including debt-service-coverage and loan-to-value covenants, a limited number of times by making cash deposits. If covenant defaults are triggered, discussions with lenders are unsuccessful, and the Euro JV does not elect to cure the defaults, the lenders may, among other remedies, accelerate the loans. All of these mortgage loans are non-recourse to Host and our partners and a default under these loans does not trigger a default under any of Host’s debt.

Dividend Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of September 11, 2009, Host is the owner of substantially all of the preferred OP units and approximately 98% of the common OP units.

Investors should take into account the 2% non-controlling interest in Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in cash amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. When Host pays a cash common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host, as well as to other common OP unit holders. In accordance with the partnership agreement, OP unit holders will not participate in the stock dividend discussed below. As a result, subsequent to the stock dividend, the conversion ratio of one Host LP common OP unit to one share of Host common stock will exceed the current conversion ratio of one-to-one.

Host’s current policy on common dividends is generally to distribute, over time, 100% of its taxable income. On September 14, 2009, we declared a special dividend of $.25 per share on our common stock. In reliance on the specific terms of guidance issued by the IRS (and subject to certain elections by our stockholders), the Company will pay approximately 90% of this common dividend with Host common stock, with the remaining 10% paid with cash, both of which will be taxable to stockholders. The special dividend will be paid on December 18, 2009 to stockholders of record as of November 6, 2009. OP unit holders will not receive shares of Host common stock or any additional common OP units.

The FASB issued an exposure draft on September 30, 2009, which would require stock dividends, including distributions to stockholders with components of stock and cash, to be accounted for as a stock dividend. If this accounting treatment is ratified, we will retroactively restate basic and diluted earnings per share and FFO per diluted share for all periods presented assuming that the common shares had been issued as of the beginning of the first period presented. Assuming the dividend was paid September 11, 2009, we would have issued approximately 13.2 million shares, which we expect to result in a decrease in our loss per share of approximately $.01 and a decrease in FFO per diluted share of approximately $.01 to $.02 for 2009 assuming the proposal is adopted.

Host previously suspended the quarterly dividend on its common stock and has no current plan to reinstitute the quarterly dividend. The Company intends to continue paying a cash dividend on its preferred stock, regardless of its amount of taxable income, unless contractually restricted. The amount of any dividend will be determined by Host’s Board of Directors.

On September 14, 2009, our Board of Directors declared a cash dividend of $0.5546875 per share on our Class E cumulative redeemable preferred stock. The dividend was paid on October 15, 2009 to preferred stockholders of record as of September 30, 2009.

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

Application of New Accounting Standards

The FASB recently amended its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

b.	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. The new guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.

The guidance is effective for the first annual reporting period that begins after November 15, 2009 and, accordingly, we will reevaluate our interests in variable interest entities for the period beginning on January 1, 2010 to determine that the entities are reflected properly in the financial statements as investments or consolidated entities. We do not anticipate that the implementation of this guidance will have any material effect on our financial statements.

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

All of the 112 hotels that we owned on September 11, 2009 have been classified as comparable hotels.

The operating results of the seven hotels we disposed of as of September 11, 2009 and during 2008 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended		Year-to-date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Net income (loss)	$(58)	$47	$(187)	$303
Less: Net (income) loss attributable to non-controlling interests	3	—	5	(18)
Dividends on preferred stock	(2)	(2)	(6)	(6)

Net income (loss) available to common stockholders	(57)	45	(188)	279
Adjustments:
Gains on dispositions, net of taxes	(14)	(13)	(31)	(23)
Amortization of deferred gains and other property transactions, net of taxes	(1)	(1)	(4)	(3)
Depreciation and amortization (a)	138	133	417	387
Partnership adjustments	1	5	1	21
FFO of non-controlling interests of Host LP	(1)	(7)	(4)	(27)
Adjustments for dilutive securities (b):
Assuming conversion of 2004 Exchangeable Senior Debentures	—	8	—	22
Assuming deduction of gain recognized for the repurchase of 2004 Exchangeable Debentures (c)	—	—	(2)	—

Diluted FFO (b)(d)(e)	$66	$170	$189	$656

Diluted weighted average shares outstanding (b)(d)	607.5	550.8	571.1	552.4
Diluted FFO per share (b)(d)(e)	$.11	$.31	$.33	$1.19

(a)	In accordance with the guidance on FFO per diluted share provided by the National Association of Real Estate Investment Trusts, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted share.
(b)	FFO per diluted share in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP Units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP Units. No effect is shown for securities if they are anti-dilutive.

(c)	During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive FFO related to the 2004 Debentures repurchased during the year include the $3 million gain on repurchase, net of interest expense on the repurchased debentures.
(d)	FFO per diluted share and earnings per diluted share were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per share amounts):

	Quarter ended September 11, 2009		Quarter ended September 5, 2008
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on dispositions, net of taxes	$14	$—	$13	$—
Non-cash interest expense — 2007 Debentures (1)	(4)	(4)	(4)	(4)
Non-cash interest expense — 2004 Debentures (2)	(2)	(2)	(3)	—
Loss on debt extinguishments (3)	(2)	(2)	—	—
Loss attributable to non-controlling interests (4)	—	—	—	1

Total	$6	$(8)	$6	$(3)

Diluted shares	606.1	607.5	519.6	550.8
Per diluted share	$.01	$(.01)	$.01	$—

	Year-to-date ended September 11, 2009		Year-to-date ended September 5, 2008
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on hotel dispositions, net of taxes	$31	$—	$24	$—
Non-cash interest expense — 2007 Debentures (1)	(12)	(12)	(11)	(11)
Non-cash interest expense — 2004 Debentures (2)	(7)	(7)	(10)	—
Dilutive effect of 2004 Debentures (5)	—	(9)	—	—
Non-cash impairment charges	(131)	(131)	—	—
Gain on debt extinguishments and the CMBS defeasance (3)	5	5	—	—
Loss attributable to non-controlling interests (4)	3	4	—	—

Total	$(111)	$(150)	$3	$(11)

Diluted shares	570.1	591.7	521.2	552.4
Per diluted share	$(.20)	$(.24)	$.01	$(.02)

(1)	Represents the non-cash interest expense recognized in 2008 and 2009 related to the 2007 Debentures in accordance with the retroactive implementation of new accounting pronouncement in the first quarter of 2009.
(2)	Represents the non-cash interest expense recognized in 2008 and 2009 related to the 2004 Debentures in accordance with the retroactive implementation of new accounting pronouncement in the first quarter of 2009. No effect is shown for the 2004 Debentures if they were dilutive in the calculation of Earnings per Diluted Share or FFO per Diluted Share, as the interest expense is added-back to earnings in the dilution calculation.

(3)	Includes gains/losses associated with the repurchase of our 2007 Debentures and the repayment of the term loan. Additionally, as prescribed by the sharing agreement with the successor borrower in connection with the 2007 defeasance of a $514 million collateralized mortgage-backed security, we received $7 million and recorded the gain as a reduction of interest expense in the second quarter 2009. The loan had an initial maturity date of September 15, 2009, and was prepayable beginning on May 1, 2009. We had been legally released from all obligations under the loan upon the defeasance in 2007.
(4)	Represents the portion of the significant items attributable to non-controlling partners of Host LP.
(5)	Represents dilutive effect, if applicable, of the 2004 Debentures after adjustment (2) above for non-cash interest expense related to the new accounting pronouncement.
(e)	FFO per diluted share and loss per diluted share include a $12 million tax benefit, or $0.02 per common share, related to the reversal of an excess deferred tax liability that was established in prior periods associated with our investment in CBM JV which was sold on September 11, 2009.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-Date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Number of hotels	112	112	112	112
Number of rooms	61,639	61,639	61,639	61,639
Percent change in Comparable Hotel RevPAR	(21.3)%	—	(22.3)%	—

Comparable hotel sales
Room	$585	$743	$1,726	$2,224
Food and beverage	246	309	843	1,089
Other	71	79	231	251

Comparable hotel sales (b)	902	1,131	2,800	3,564

Comparable hotel expenses
Room	171	188	473	542
Food and beverage	208	253	641	799
Other	39	45	112	133
Management fees, ground rent and other costs	337	383	985	1,141

Comparable hotel expenses (c)	755	869	2,211	2,615

Comparable hotel adjusted operating profit	147	262	589	949
Non-comparable hotel results, net (d)	—	—	4	(4)
Office buildings and limited service properties, net (e)	—	—	—	(1)
Depreciation and amortization, including impairment charges	(138)	(130)	(478)	(377)
Corporate and other expenses	(19)	(14)	(51)	(45)

Operating profit	$(10)	$118	$64	$522

(a)	The reporting period for our comparable operating statistics for the third quarter of 2009 is from January 3, 2009 to September 11, 2009 and for the third quarter of 2008 from December 29, 2007 to September 5, 2008. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.

(b)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-Date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Revenues per the consolidated statements of operations	$912	$1,139	$2,839	$3,558
Business interruption revenues for comparable hotels	—	—	—	7
Hotel sales for the property for which we record rental income, net	9	11	31	37
Rental income for office buildings and select service hotels	(19)	(19)	(58)	(58)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(12)	20

Comparable hotel sales	$902	$1,131	$2,800	$3,564

(c)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-Date ended
	September 11, 2009	September 5, 2008	September 11, 2009	September 5, 2008
Operating costs and expenses per the consolidated statements of operations	$922	$1,021	$2,775	$3,036
Hotel expense for comparable hotels classified as held-for-sale	9	11	32	39
Rent expense for office buildings and select service hotels	(19)	(19)	(58)	(59)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(9)	14
Depreciation and amortization, including impairment charges	(138)	(130)	(478)	(377)
Corporate and other expenses	(19)	(14)	(51)	(45)
Gain on insurance settlement	—	—	—	7

Comparable hotel expenses	$755	$869	$2,211	$2,615

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(e)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of September 11, 2009 and December 31, 2008, 90% and 88.1%, respectively, of our outstanding debt bore interest at fixed rates. See Item 7A of our most recent Annual Report on Form 10–K.

On August 12, 2009, we entered into an interest rate swap agreement for a notional amount of $125 million related to the $300 million Ritz Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan. As a result, we will pay a variable interest rate equal to 3-month LIBOR plus 2.7%, as opposed to the fixed rate of 5.531%, on the notional amount of $125 million through March 1, 2014. At September 11, 2009, the variable interest rate was 3.16%.

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

During 2008, we entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholders’ equity portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. Year-to-date, we recorded a decrease in the fair value of the derivative instruments totaling approximately $6 million. The fair value of the derivative instruments as of September 11, 2009 and December 31, 2008 was $0.4 million and $6 million, respectively, which is included in accumulated other comprehensive income. The following table summarizes our three foreign currency purchase contracts (in millions):

Transaction Date	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date
February 2008	€30	€43	August 2011
February 2008	15	22	February 2013
May 2008	15	23	May 2014

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business. On April 27, 2005, we initiated suit against Keystone-Texas Property Holding Corporation (“Keystone”) in the 73rd Judicial District Court of Bexar County, Texas, Case No. 05-CI-14229, seeking a declaration that a provision of our ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On April 6, 2006, a Bexar County Court granted an interlocutory motion for summary judgment that the provision was not valid and the lease provision had not been breached. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property. We believe that we were asserting rights that parties had recognized as valid in past dealings. Keystone is seeking between $30 million and $40 million in damages. A jury trial on Keystone’s amended counterclaim and third party claim potentially could begin as early as mid-January 2010. We believe that our actions were entirely lawful and that Keystone’s claims are without merit.

We are vigorously defending this claim; however, no assurance can be given as to the outcome of any pending legal proceedings. We do not believe that the final resolution will have a material adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)†
June 20, 2009 - July 19, 2009	74,175	*	$—	—	$—
July 20, 2009 - August 19, 2009	996	*	—	—	—
August 20, 2009 - September 11, 2009	—		—	—	—

Total	75,171	*	$—	—	$—

*	Reflects shares of restricted common stock forfeited for failure to meet vesting criteria.
†	On February 20, 2008, Host announced that its Board of Directors had authorized a program to repurchase up to $500 million of common stock or equity linked securities in open market transactions or through privately negotiated transactions. This program was terminated and no common shares were repurchased as part of this program during the third quarter of 2009. At the time of termination there was $249 million left under the Board’s authorization for future repurchases.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

10.42	Sales Agency Financing Agreement, dated August 19, 2009, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed with the Commission on August 20, 2009).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the twelve weeks and thirty-six weeks ended September 11, 2009, and September 5, 2008, respectively; (ii) the Condensed Consolidated Balance Sheets at September 11, 2009, and December 31, 2008; and (iii) the Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 11, 2009, and September 5, 2008, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

HOST HOTELS & RESORTS, INC.

October 15, 2009	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara
Senior Vice President, Corporate Controller