Form 10-Q/A
period 2010-06-18
HOST HOTELS & RESORTS, INC.
filed 2010-07-27
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The Company is filing this amended Form 10-Q for the quarter ended June 18, 2010 solely to substitute a corrected Exhibit 12.1—The Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. The corrected exhibit changes the amount of distributions from equity investments and amends the column headings in the exhibit to indicate that the financial information in the table represents year-to-date results.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
10.37†#	Second Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of May 27, 2010, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP, APG Strategic Real Estate Pool N.V. and Jasmine Hotels PTE Ltd.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Label Linkbase Document.

101.PRE†	XBRL Taxonomy Presentation Linkbase Document.

#	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith.
†	Filed or furnished previously.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

July 27, 2010	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller