Form 10-Q
period 2010-09-10
HOST HOTELS & RESORTS, INC.
filed 2010-10-15
CIK 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 10, 2010

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

The registrant had 665,935,339 shares of its $0.01 par value common stock outstanding as of October 13, 2010.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 10, 2010 and December 31, 2009

(in millions, except share and per share amounts)

	September 10, 2010	December 31, 2009
	(unaudited)
ASSETS
Property and equipment, net	$10,452	$10,231
Assets held for sale	—	8
Due from managers	59	29
Investments in affiliates	136	153
Deferred financing costs, net	39	49
Furniture, fixtures and equipment replacement fund	153	124
Other	334	266
Restricted cash	84	53
Cash and cash equivalents	838	1,642

Total assets	$12,095	$12,555

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $1,146 million and $1,123 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,989	$4,534
Credit facility	57	—
Mortgage debt	1,270	1,217
Other	108	86

Total debt	5,424	5,837
Accounts payable and accrued expenses	187	174
Other	201	194

Total liabilities	5,812	6,205

Non-controlling interests—Host Hotels & Resorts, L.P.	154	139
Host Hotels & Resorts Inc. stockholders’ equity:
Cumulative redeemable preferred stock (liquidation preference $0 and $100 million, respectively) 50 million shares authorized; 0 and 4 million shares issued and outstanding, respectively	—	97
Common stock, par value $.01, 1,050 million shares authorized; 660.1 million shares and 646.3 million shares issued and outstanding, respectively	7	6
Additional paid-in capital	7,026	6,875
Accumulated other comprehensive income	9	12
Deficit	(946)	(801)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,096	6,189
Non-controlling interests—other consolidated partnerships	33	22

Total equity	6,129	6,211

Total liabilities, non-controlling interests and equity	$12,095	$12,555

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended September 10, 2010 and September 11, 2009

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
REVENUES
Rooms	$629	$574	$1,785	$1,696
Food and beverage	254	239	849	823
Other	63	68	192	223

Total full-service hotel sales	946	881	2,826	2,742
Other revenues	60	22	117	76

Total revenues	1,006	903	2,943	2,818

EXPENSES
Rooms	178	167	497	465
Food and beverage	213	203	641	627
Other departmental and support expenses	277	259	778	754
Management fees	37	32	112	106
Other property-level expenses	124	94	306	270
Depreciation and amortization	134	137	409	429
Corporate and other expenses	20	19	69	51

Total operating costs and expenses	983	911	2,812	2,702

OPERATING PROFIT (LOSS)	23	(8)	131	116
Interest income	2	1	3	5
Interest expense	(89)	(95)	(268)	(264)
Net gains on property transactions and other	—	11	—	13
Gain (loss) on foreign currency transactions and derivatives	(1)	1	(6)	5
Equity in losses of affiliates	(1)	(2)	(5)	(36)

LOSS BEFORE INCOME TAXES	(66)	(92)	(145)	(161)
Benefit for income taxes	5	25	21	29

LOSS FROM CONTINUING OPERATIONS	(61)	(67)	(124)	(132)
Income (loss) from discontinued operations, net of tax	—	9	(2)	(55)

NET LOSS	(61)	(58)	(126)	(187)
Less: Net loss attributable to non-controlling interests	3	3	2	5

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	(58)	(55)	(124)	(182)
Less: Dividends on preferred stock	—	(2)	(4)	(6)
Issuance costs of redeemed preferred stock	—	—	(4)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(58)	$(57)	$(132)	$(188)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(.09)	$(.11)	$(.20)	$(.23)
Discontinued operations	—	.02	—	(.10)

Basic and diluted loss per common share	$(.09)	$(.09)	$(.20)	$(.33)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended September 10, 2010 and September 11, 2009

(unaudited, in millions)

	Year-to-date ended
	September 10, 2010	September 11, 2009
OPERATING ACTIVITIES
Net loss	$(126)	$(187)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	1	(27)
Depreciation	—	86
Depreciation and amortization	409	429
Amortization of deferred financing costs	8	11
Amortization of debt premiums/discounts, net	24	22
Deferred income taxes	(22)	(33)
Net gains on property transactions and other	—	(13)
(Gain) loss on foreign currency transactions and derivatives	6	(5)
Non-cash loss (gain) on extinguishment of debt	4	(4)
Equity in losses of affiliates, net	5	36
Distributions from equity investments	2	1
Change in due from managers	(25)	11
Changes in other assets	24	(19)
Changes in other liabilities	18	62

Cash provided by operations	328	370

INVESTING ACTIVITIES
Proceeds from sales of assets, net	12	199
Acquisitions	(292)	—
Proceeds from sale of interest in CBM Joint Venture LLC	—	13
Return of capital from investments in affiliates	—	39
Purchase of mortgage note on a portfolio of hotels	(53)	—
Capital expenditures:
Renewals and replacements	(99)	(114)
Repositionings and other investments	(50)	(141)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(20)	(20)
Change in FF&E replacement funds designated as restricted cash	4	(11)

Cash used in investing activities	(498)	(35)

FINANCING ACTIVITIES
Financing costs	—	(10)
Issuances of debt	—	506
Draw (repayment) on credit facility	56	(410)
Repurchase/redemption of senior notes, including exchangeable debentures	(571)	(115)
Mortgage debt prepayments and scheduled maturities	(124)	(342)
Scheduled principal repayments	(8)	(11)
Common stock issuance	158	588
Redemption of preferred stock	(101)	—
Dividends on common stock	(14)	(26)
Dividends on preferred stock	(6)	(7)
Distributions to non-controlling interests	(3)	(3)
Contributions from non-controlling interests	7	—
Change in restricted cash other than FF&E replacement fund	(28)	6

Cash provided by (used in) financing activities	(634)	176

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(804)	511
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,642	508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$838	$1,019

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended September 10, 2010 and September 11, 2009

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	September 10, 2010	September 11, 2009
Interest paid	$209	$216
Income taxes paid	3	4

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended September 10, 2010 and September 11, 2009, we issued approximately 1.1 million shares and 3.3 million shares, respectively, upon the conversion of operating partnership units, or OP Units, of Host Hotels & Resorts, L.P. held by non-controlling partners valued at approximately $12 million and $17 million, respectively.

On September 2, 2010, we acquired a 90% controlling interest in the W New York, Union Square hotel through a consolidated joint venture in which we are the controlling member. In conjunction with the acquisition, the partnership assumed a $115 million mortgage debt with a fair value of $119 million and contingent and deferred consideration valued at $8 million.

On July 22, 2010, we acquired a leasehold interest in the Le Meridien Piccadilly in London, England. In conjunction with the acquisition, we assumed a $51 million (£33 million) mortgage loan and recorded a $21 million (£14 million) capital lease obligation.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Hotels & Resorts, Inc., or Host, a Maryland corporation operating through an umbrella partnership structure, is the owner of hotel properties. We operate as a self-managed and self-administered real estate investment trust, or REIT, with our operations conducted solely through an operating partnership, Host Hotels & Resorts, L.P., or Host LP, and its subsidiaries. We are the sole general partner of the operating partnership and, as of September 10, 2010, own approximately 98% of the partnership interests of Host LP.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 10, 2010 and the results of our operations for the quarterly and year-to-date periods ended September 10, 2010 and September 11, 2009 and cash flows for the year-to-date periods ended September 10, 2010 and September 11, 2009. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
	(in millions, except per share amounts)
Net loss	$(61)	$(58)	$(126)	$(187)
Net loss attributable to non-controlling interests	3	3	2	5
Dividends on preferred stock	—	(2)	(4)	(6)
Issuance costs of redeemed preferred stock (a)	—	—	(4)	—

Loss available to common stockholders	(58)	(57)	(132)	(188)
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (b)	—	—	—	(2)

Diluted loss available to common stockholders	$(58)	$(57)	$(132)	$(190)

Basic weighted average shares outstanding	654.5	606.1	651.7	568.7
Diluted weighted average shares outstanding	654.5	606.1	651.7	570.1
Basic and diluted loss per share	$(.09)	$(.09)	$(.20)	$(.33)

(a)	Represents the original issuance costs associated with the Class E preferred stock, which were redeemed during the second quarter 2010.
(b)

During 2009, we repurchased $75 million face amount of our 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) with a carrying value of $72 million for $69 million. The adjustments to dilutive earnings per common share include the $3 million gain, net of interest expense on the repurchased debentures.

4.	Property and Equipment

Property and equipment consists of the following as of (in millions):

	September 10, 2010	December 31, 2009
Land and land improvements	$1,645	$1,574
Buildings and leasehold improvements	11,960	11,502
Furniture and equipment	1,874	1,794
Construction in progress	92	104

	15,571	14,974
Less accumulated depreciation and amortization	(5,119)	(4,743)

	$10,452	$10,231

5.	Debt

Senior Notes. On August 25, 2010, we redeemed $225 million of the outstanding $725 million of our 7 1/8% Series K senior notes that are due in November 2013. As a result of the repurchase, we recorded a $7 million loss on debt extinguishment which is included in interest expense.

Mortgage Debt. On September 2, 2010, we assumed a $115 million mortgage loan as part of our acquisition of a 90% controlling interest in a consolidated joint venture that owns the W New York, Union Square with a fair value of $119 million. The mortgage loan bears interest at a fixed rate of 6.3847% and matures October 11, 2011.

On July 22, 2010, we assumed a £33 million ($51 million) mortgage loan as part of our acquisition of the leasehold interest in the Le Meridien Piccadilly. The loan bears interest at 3-month LIBOR plus 118 basis

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

points and matures on January 20, 2011, with two one-year extensions subject to the satisfaction of certain financial covenants.

Credit Facility. On July 20, 2010, we drew £37 million ($56 million) under our credit facility at an interest rate of one-month LIBOR plus 90 basis points to fund the acquisition of the leasehold interest in the Le Meridien Piccadilly.

6.	Stockholder’s Equity

Dividends. On September 16, 2010, our Board of Directors declared a dividend of $0.01 per share on our common stock. The dividend was paid on October 15, 2010 to stockholders of record as of September 30, 2010.

Common Stock Offering. During the third quarter of 2010, we issued the remaining 3.8 million shares of common stock available under the 2009 Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC. On August 19, 2010, we entered into a new Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (SEC) rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. During the third quarter, we issued approximately 3.6 million shares of common stock through this new program. For the quarter, we issued 7.4 million shares under our stock issuance programs at an average price of $14.08 per share for net proceeds of $103.5 million. We may continue to sell shares of common stock under our new program from time to time based on market conditions, although we are not under an obligation to sell any shares. We have approximately $350 million remaining under the new program.

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2009	$6,189	$22	$6,211	$139
Net income (loss)	(124)	—	(124)	(2)
Issuance of common stock	158	—	158	—
Redemption of preferred stock	(101)	—	(101)	—
Other changes in ownership	(23)	11	(12)	17
Other comprehensive income (loss) (note 8)	(3)	—	(3)	—

Balance, September 10, 2010	$6,096	$33	$6,129	$154

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2008	$5,590	$24	$5,614	$158
Net income (loss)	(182)	(1)	(183)	(4)
Issuance of common stock	611	—	611	—
Other changes in ownership	31	(1)	30	(30)
Other comprehensive income (loss) (note 8)	1	—	1	—

Balance, September 11, 2009	$6,051	$22	$6,073	$124

7.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our foreign operations consist of four properties in Canada, two properties in Chile, one property in Mexico and one property in the United Kingdom. There were no intercompany sales during the periods presented. The following table presents total revenues for each of the geographical areas in which we operate (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
United States	$969	$874	$2,838	$2,731
Canada	22	20	71	61
Chile	6	5	17	15
Mexico	5	4	13	11
United Kingdom	4	—	4	—

Total revenue	$1,006	$903	$2,943	$2,818

8.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Net loss	$(61)	$(58)	$(126)	$(187)
Other comprehensive income (loss)	7	4	(3)	1

Comprehensive loss	(54)	(54)	(129)	(186)
Comprehensive loss attributable to the non-controlling interests	3	3	2	5

Comprehensive income (loss) attributable to Host Hotels & Resorts, Inc.	$(51)	$(51)	$(127)	$(181)

9.	Dispositions

Dispositions. We have disposed of two hotels in 2010 for net proceeds of approximately $12 million. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of income tax, of the hotels which have been included in discontinued operations for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Revenues	$—	$14	$5	$61
Loss before income taxes	—	—	(2)	(81)
Gain (loss) on dispositions, net of tax	—	9	(1)	26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income attributable to Host Hotels & Resorts, Inc. is allocated between continuing and discontinued operations as follows (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Loss from continuing operations, net of tax	$(58)	$(64)	$(122)	$(127)
Discontinued operations, net of tax	—	9	(2)	(55)

Net loss attributable to Host Hotels & Resorts, Inc.	$(58)	$(55)	$(124)	$(182)

10.	Acquisitions

For our acquisitions, we record the assets acquired, liabilities assumed and non-controlling interests at fair value as of the acquisition date. Furthermore, acquisition-related costs, such as broker fees, due diligence costs and legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets. During 2010, we have acquired four hotel assets; three in the third quarter and one subsequent to quarter end. For the acquisitions described below, we recorded $5 million of acquisition-related expenses, $1 million of which will be reflected in the fourth quarter. The acquisitions are consistent with our strategy of acquiring luxury and upper-upscale hotels in major urban markets. We recorded the purchase price of the acquired assets and liabilities at the estimated fair value on the date of purchase. The purchase price allocations are estimated based on available information, however, we are still in the process of finalizing the acquisition accounting for the below transactions:

•	On September 30, 2010, subsequent to quarter end, we acquired the 245-room JW Marriott, Rio de Janeiro for approximately R$81 million ($48 million);

•

On September 2, 2010, we formed a joint venture with a subsidiary of Istithmar World to purchase the 270-room W New York, Union Square. We have a 90% interest and serve as the managing member of the joint venture and, therefore, consolidate the entity. The joint venture purchased the hotel for $188 million, which, in addition to cash consideration, includes the assumption of $115 million of mortgage debt, with a fair value of $119 million, and contingent and deferred consideration valued at $8 million. Additionally, in conjunction with the acquisition, the joint venture purchased restricted cash, FF&E reserve funds and other working capital at the hotel of $10 million. The joint venture acquired the hotel as part of the settlement agreement reached with the previous owners and mezzanine lenders on July 22, 2010;

•	On August 11, 2010, we acquired the 424-room Westin Chicago River North for approximately $165 million; and

•

On July 22, 2010, we acquired the leasehold interest in the 266-room Le Meridien Piccadilly in London, England for £64 million ($98 million), including cash consideration of approximately £31 million ($47 million) and the assumption of a £33 million ($51 million) mortgage. As part of the purchase of the leasehold interest, we acquired restricted cash and working capital at the hotel of £4 million ($6 million). In connection with the acquisition, we assumed a capital lease obligation which we valued at £14 million ($21 million). The capital lease obligation is included in debt on the accompanying balance sheet and increased the book value of the leasehold interest purchased. We also recorded a deferred tax liability and corresponding goodwill of £11 million ($17 million) related to the difference in the hotel valuation measured at fair value on the acquisition date and the tax basis of the asset. We drew £37 million ($56 million) from our credit facility to fund the cash portion of the acquisition. For accounting purposes, the above allocations are based on estimates from the best current information available. The final allocation of the fair value of assets and the capital lease obligation are in part dependent upon valuation determined by third party appraisals, which have not been completed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in millions):

Property and equipment	$524
Goodwill	17
Restricted cash, FF&E reserve and other assets	19

Total assets	560

Mortgage debt	(170)
Capital lease obligation	(21)
Deferred tax liability	(17)
Other liabilities	(10)

Net assets acquired	$342

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisitions occurred on January 1, 2009, are as follows (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Revenues	$1,046	$935	$3,035	$2,897
Loss from continuing operations	(59)	(66)	(130)	(135)
Net loss	(59)	(57)	(132)	(190)
Net loss available to common shareholders	(56)	(56)	(138)	(191)
Basic earnings (loss) per common share:
Continuing operations	$(.09)	$(.11)	$(.21)	$(.24)
Discontinued operations	—	.02	—	(.10)

Basic loss per common share	$(.09)	$(.09)	$(.21)	$(.34)

Diluted earnings (loss) per common share:
Continuing operations	$(.09)	$(.11)	$(.21)	$(.24)
Discontinued operations	—	.02	—	(.10)

Diluted loss per common share	$(.09)	$(.09)	$(.21)	$(.34)

For the third quarter and year-to-date 2010, we have included $3.4 million of revenues and $0.2 million of net income in our condensed consolidated statements of operations related to the operations of our acquisitions.

Other investments. On April 13, 2010, we acquired, at a discount, the two most junior tranches of a €427 million ($581 million) mortgage loan that is secured by six hotels located in Europe. The two junior tranches purchased by us have a face value of €64 million ($87 million) and are subordinate to €363 million ($494 million) of senior debt. Interest payments for the tranches are based on the 90-day EURIBOR rate plus 303 basis points, or approximately 3.8%, and the loan is performing. The loan matures in October of 2010 and there are two, one-year extension options, subject to debt service coverage requirements. We anticipate that these coverage requirements will be met for the initial one-year extension, and that the borrower will exercise the first extension option through October of 2011.

11.	Fair Value Measurements

We have adopted the provisions under GAAP for both recurring and non-recurring fair value measurements. Our recurring fair value measurements consist of the valuation of our derivative instruments, which may or may not be designated as accounting hedges. In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). Fair value is defined as the price that

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction (an exit price) and includes an evaluation of counterparty credit risk.

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis and the change in the fair value of the derivative instruments at September 10, 2010 (in millions).

	Fair Value at Measurement Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in the Fair Value for the year-to-date period ended September 10, 2010
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$—	$12.5	$—	$13.5
Interest rate cap derivative	—	0.1	—	(1.7)
Foreign currency forward purchase contracts (1)	—	11.6	—	9.9

(1)	These derivative contracts have been designated as hedging instruments.

Interest Rate Swap Derivatives. We have three interest rate swap agreements for an aggregate notional amount of $300 million. We entered into these derivative instruments in order to hedge changes in the fair value of the fixed-rate debt that occur as a result of changes in market interest rates. We have designated these derivatives as fair value hedges. The derivatives are valued based on the benchmark yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of September 10, 2010 and December 31, 2009, we recorded an asset of $12.5 million and a liability of $1 million, respectively, related to the fair value of the swaps. We record the change in the fair value of the underlying debt due to change in the LIBOR rate as an addition to the carrying amount of the debt. The difference between the change in the fair value of the swap and the change in the fair value in the underlying debt is considered the ineffective portion of the hedging relationship. We recognized a loss of $0.2 million and $0.5 million related to the ineffective portion of the hedging relationship for the third quarter of 2010 and 2009, respectively. For year-to-date 2010 and 2009, we recognized a loss of $1.0 million and $0.5 million, respectively. These loss amounts exclude the actual interest savings from the interest rate swaps included in our results of operations of $1.4 million and $4.5 million for the quarter and year-to-date 2010 periods, respectively.

Interest Rate Cap Derivative. We have one interest rate cap agreement related to variable rate mortgage debt. The interest rate cap is valued based on the benchmark yield curve on the date of measurement. We recognized a loss of $0.3 million and $1.0 million based on the changes in the fair value of the derivative during the third quarter of 2010 and 2009, respectively. For year-to-date 2010 and 2009, we recognized a loss of $1.7 million and a gain of $0.3 million, respectively. The fair value of the cap was $0.1 million and $1.8 million at September 10, 2010 and December 31, 2009, respectively. Changes in the fair value of this instrument are recorded in gain (loss) on foreign currency transactions and derivatives.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency Forward Purchase Contracts. As of September 10, 2010, we had four foreign currency forward purchase contracts to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation with changes in fair value recorded to accumulated other comprehensive income. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. Dollar forward exchange rate on the date of measurement. The following table summarizes our foreign currency forward purchase contracts (in millions):

Transaction Date	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date	Fair Value at		Change in Fair Value for the period ended
				September 10, 2010	December 31, 2009	September 10, 2010	September 11, 2009
February 2008	€30	$43	August 2011	$4.7	$(.1)	$4.8	$(2.6)
February 2008	15	22	February 2013	3.1	.7	2.4	(1.5)
May 2008	15	23	May 2014	3.7	1.1	2.6	(1.6)
July 2010	20	26	October 2014	0.1	—	0.1	—

Total	€80	$114		$11.6	$1.7	$9.9	$(5.7)

Fair Value of Other Financial Assets and Liabilities. We did not elect the fair value measurement option for any of our other financial assets or liabilities. Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates and are adjusted to reflect the effects of foreign currency translation. Valuations for secured debt and the credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the exchangeable senior debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial assets and liabilities are shown below (in millions):

	September 10, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes	$49	$49	$—	$—
Other notes receivable	—	—	11	11
Financial liabilities
Senior notes	2,843	2,970	3,411	3,473
Exchangeable Senior Debentures	1,146	1,330	1,123	1,246
Credit facility	57	56	—	—
Mortgage debt and other, net of capital leases	1,355	1,364	1,303	1,269

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Non-controlling Interests

Host LP. We adjust the non-controlling interests of Host LP each period so that the amount presented equals the greater of its carrying value based on the accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host LP. The redemption value is based on the amount of cash or Host common stock, at our option, that would be paid to the non-controlling interests of the operating partnership if the partnership were terminated. Therefore, we have assumed that the redemption value is equivalent to the number of shares of Host common stock issuable upon conversion of the OP Units owned by non-controlling partners valued at the market price of Host common stock at the balance sheet date. Subsequent to a stock dividend issued in 2009, one OP Unit is exchangeable into 1.021494 shares of Host common stock. Non-controlling interests of Host LP are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. The table below details the historical cost and redemption values for the non-controlling interests:

	September 10, 2010	December 31, 2009
OP Units outstanding (millions)	10.6	11.7
Market price per Host common share	$14.21	$11.67
Shares issuable upon conversion of one OP Unit	1.021494	1.021494
Redemption value (millions)	$154	$139
Historical cost (millions)	$101	$113
Book value (millions) (1)	$154	$139

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host LP based on their weighted average ownership percentage during the period.

Other Consolidated Partnerships. As of September 10, 2010, we consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $33 million and $22 million as of September 10, 2010 and December 31, 2009, respectively. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable. At September 10, 2010 and December 31, 2009, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $58 million and $44 million, respectively.

13.	Other Real Estate Investments

We own a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties, which were sold to Hospitality Properties Trust (“HPT”) and leased back to us in 1995 and 1996. In conjunction with our conversion to a REIT, in 1999 we entered into subleases for these 71 properties with a third party. In late June 2010, HPT sent notices of default because the subtenants failed to meet net worth covenants, which would have triggered an event of default by us under the master leases between us and HPT. As a result, we terminated the subleases effective July 6, 2010 and we started to act as owner under the management agreements. Accordingly, for the remaining portion of the third quarter of 2010, we recorded the operations of the hotels as opposed to rental income. As a result, we recorded $50 million of hotel revenues for the 71 properties, as well as $6 million of rental income earned prior to the termination of the subleases in the third quarter, which are included in other revenues on the condensed consolidated statements of operations. Additionally, we recorded $37 million of hotel expenses related to the 71 properties, as well as $19 million of rental expense due to HPT in the third quarter, which are included in other property-level

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

expenses on the condensed consolidated statements of operations. The property revenues and rental income recorded less the hotel expenses and rental expenses resulted in a slight loss for all periods presented.

We will continue to perform all obligations under the master leases. The subtenants remain obligated to us for outstanding rent payment obligations to the extent that operating cash generated by the hotels is less than rent that would have been paid under the terminated subleases. At the expiration of the master leases, HPT is obligated to pay us deferred proceeds related to the initial sale of the properties of approximately $67 million, subject to damages arising out of an event of default, if any, under the master leases, plus additional amounts of approximately $7.8 million. We gave notice to HPT that we will not extend the term of the master lease on the 18 Residence Inn properties which results in the termination and expiration of the master lease on those properties effective December 31, 2010, at which time we expect that $17 million of deferred proceeds will be paid to us by HPT. In the fourth quarter of 2010, we also intend to give notice that we will not extend the term of the master lease on the 53 Courtyard by Marriott properties, which will result in termination and expiration of the master lease on those properties effective December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership, of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 98% of the partnership interests as of September 10, 2010. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

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

•

the ability of Host and each of the REIT entities acquired, established or to be established by Host, to continue to satisfy complex rules to qualify as REITs for federal income tax purposes, Host LP’s ability to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes and Host’s ability and the ability of its subsidiaries, and similar entities to be acquired or established by Host, to operate effectively within the limitations imposed by these rules;

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

Operating Outlook. The positive trends that we experienced in the first half of 2010 continued to improve in the third quarter as RevPAR at our comparable hotels increased 8.8% for the quarter. The RevPAR growth was driven by a 290 basis point increase in occupancy and a 4.5% improvement in average rate. Both our transient and group business experienced improvements in occupancy and rate in the quarter. As demand levels have improved across the board, our managers have shifted business away from discounted leisure business, although lower-rated contracts negotiated in 2009 for special corporate and group business continue to hinder rate growth in the near-term. Year-to-date, comparable hotel RevPAR is up 5.6%.

RevPAR changes that are driven predominately by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven predominately by average rate. For example, increases in occupancy would lead to increases in rooms revenues and ancillary revenues, such as food and beverage, as well as incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in additional room-related costs. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than changes in RevPAR caused by occupancy levels. For the third quarter, revenue growth was driven by both occupancy and rate improvements, and as a result, we experienced some growth in our operating profit margins. However, year-to-date, our growth has been driven primarily by occupancy improvements. Therefore, while we have experienced strong RevPAR growth for the year, we continue to see pressure on year-to-date operating margins. We would not anticipate strong growth in operating margins until we experience sustained growth in average room rates at our properties. Additionally, margins continue to be affected by a decline in attrition and cancellation fees, compared to 2009.

We are encouraged by the improvement in key economic indicators, particularly business investment and corporate profits, as we believe these trends will continue to facilitate improvements in corporate travel, which is an important catalyst of overall demand at our properties. However, other factors, such as low GDP growth, continued high unemployment and weak consumer spending, continue to slow the overall economic recovery. Based on these indicators, we believe that the overall trends experienced in the second and third quarters of 2010 will continue and that comparable hotel RevPAR will increase 5.5% to 6.5% for 2010. However, the effect of this improvement on our operating results is slightly offset by a more cautious outlook with respect to food and beverage and auxiliary revenues.

While we believe the positive trends in the lodging industry create the opportunity for business improvements during the remainder of 2010, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Investing activities outlook

Property acquisitions. During the third quarter, we purchased three hotel assets located in London, New York and Chicago, respectively, for approximately $430 million. Consideration paid included cash of $285 million, $166 million of mortgage debt assumed with a fair value of $170 million and contingent and deferred consideration valued at $8 million (debt and liabilities presented are the consolidated amounts and include amounts that are attributable to the 10% non-controlling partner of the joint venture which owns the W New York, Union Square). Additionally, subsequent to quarter end, we acquired the 245-room JW Marriott, Rio de Janeiro for approximately R$81 million ($48 million) (see “Liquidity and Capital Resources” for further discussion). Over the past several months, we have begun to see an increase in the number of acquisition opportunities available, and from time to time, we have been, and continue to be, engaged in discussions concerning possible acquisitions. Nevertheless, the significant business considerations surrounding these transactions make the timing of any future acquisitions difficult to predict.

We may acquire properties using various structures, including transactions involving single assets, portfolios, joint ventures or acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. Acquisitions are financed through available cash or a combination of cash and other sources, including proceeds from equity offerings of Host or issuance of OP Units by Host LP, the incurrence of debt, proceeds from sales of properties and advances under our credit facility.

Capital expenditures. During 2010, we intend to renovate approximately 4,900 guest rooms, 181,000 square feet of ballroom and meeting space and 94,100 square feet of public space, including lobbies and restaurants. We will also develop a new 21,000 square foot ballroom at the Westin Kierland Resort & Spa. Our 2010 program also includes the start of an extensive $190 million project at the 1,362-room San Diego Marriott Hotel & Marina, which will include a complete renovation of all guest rooms, the pool and fitness center, as well as the expansion and development of new meeting space and an exhibit hall. Year-to-date, we have spent $149 million on capital expenditures, including $50 million on repositioning and return on investment projects. We expect that capital expenditures will be between $300 million to $320 million during 2010.

Financing activities outlook

Debt transactions. Over time, we intend to continue to lower our debt-to-equity ratio as we believe lower overall leverage will reduce our cost of capital and earnings volatility and provide us with the necessary flexibility to take advantage of opportunities that have historically developed in periods of market duress, which we consider a key competitive advantage. However, at any point, we expect to issue debt depending on market conditions and liquidity requirements, which could temporarily increase our debt-to-equity ratios. We have repaid $695 million of debt thus far in 2010. Additionally, during the third quarter, we incurred or assumed $243 million of debt with a fair value of $247 million, which includes a $21 million capital lease obligation and the $56 million draw under our credit facility, to partially fund our acquisitions described above. Additionally, we intend to defease the $115 million mortgage loan assumed with the acquisition of the W New York, Union Square in the fourth quarter.

Equity transactions. During the third quarter, we issued 7.4 million common shares under our “at the market” offering programs. The shares were issued at an average price of $14.08 for net proceeds of $103.5 million. Year-to-date, we have issued 11.8 million shares at an average price of $13.60 per share for net proceeds of $158.2 million. We may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	September 10, 2010	September 11, 2009	% Increase (Decrease)
Revenues:
Total full-service hotel sales	$946	$881	7.4%
Other revenues (1)	60	22	N/M	*
Operating costs and expenses:
Property-level costs (2)	963	892	8.0
Corporate and other expenses	20	19	5.3
Operating profit (loss)	23	(8)	N/M
Interest expense	89	95	(6.3)
Loss attributable to non-controlling interests	3	3	—
Income from discontinued operations	—	9	N/M
Net loss attributable to Host Hotels & Resorts, Inc.	(58)	(55)	5.5

All hotel operating statistics (3):
RevPAR	$120.10	$108.49	10.7%
Average room rate	$163.16	$154.90	5.3%
Average occupancy	73.6%	70.0%	3.6	pts.
Comparable hotel operating statistics (4):
RevPAR	$118.66	$109.05	8.8%
Average room rate	$161.80	$154.83	4.5%
Average occupancy	73.3%	70.4%	2.9	pts.

	Year-to-date ended
	September 10, 2010	September 11, 2009	% Increase (Decrease)
Revenues:
Total full-service hotel sales	$2,826	$2,742	3.1%
Other revenues (1)	117	76	53.9
Operating costs and expenses:
Property-level costs (2)	2,743	2,651	3.5
Corporate and other expenses	69	51	35.3
Operating profit	131	116	12.9
Interest expense	268	264	1.5
Loss attributable to non-controlling interests	2	5	(60.0)
Loss from discontinued operations	2	55	(96.4)
Net loss attributable to Host Hotels & Resorts, Inc.	(124)	(182)	(31.9)

All hotel operating statistics (3):
RevPAR	$119.88	$112.09	6.9%
Average room rate	$168.52	$169.40	(0.5)%
Average occupancy	71.1%	66.2%	4.9	pts.
Comparable hotel operating statistics (4):
RevPAR	$119.56	$113.18	5.6%
Average room rate	$167.81	$169.70	(1.1)%
Average occupancy	71.2%	66.7%	4.5	pts.

(1)	Includes the results of the 71 hotels leased from HPT whose operations we now consolidate as of July 7, 2010 as a result of the termination of the subleases with our subtenant. The line item also includes rental income earned prior to the lease terminations.
(2)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and includes costs associated with the properties leased from Hotel Properties Trust.
(3)	Operating statistics are for all properties as of September 10, 2010 and September 11, 2009, and include the results of operations for disposed hotels prior to their disposition.
(4)	Comparable hotel operating statistics for September 10, 2010 and September 11, 2009 are based on 108 comparable hotels as of September 10, 2010.

*N/M=Not meaningful.

2010 Compared to 2009

Hotel Sales Overview

	Quarter ended
	September 10, 2010	September 11, 2009	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$629	$574	9.6%
Food and beverage	254	239	6.3
Other	63	68	(7.4)

Total full-service hotel sales	946	881	7.4
Other revenues	60	22	N/M

Total revenues	$1,006	$903	11.4

	Year-to-date ended
	September 10, 2010	September 11, 2009	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$1,785	$1,696	5.2%
Food and beverage	849	823	3.2
Other	192	223	(13.9)

Total full-service hotel sales	2,826	2,742	3.1
Other revenues	117	76	53.9

Total revenues	$2,943	$2,818	4.4

Hotel sales grew 7.4% and 3.1% for the quarter and year-to-date, respectively, reflecting strong growth in RevPAR at our properties for our consolidated full-service hotels, as well as increases in rooms and food and beverage revenues, partially offset by a decline in other revenues as a result of a decline in attrition and cancellation fees. Revenues for properties sold in 2010 or 2009 have been reclassified to discontinued operations. See “Discontinued Operations” below.

On July 6, 2010, we terminated the subleases for 71 hotels leased from HPT because the subtenants failed to meet net worth covenants. Accordingly, beginning on July 7, 2010, we record the operations of the hotels instead of rental income, which we recorded in other revenues on our consolidated statements of operations. For the third quarter of 2010, we recognized revenues for hotels leased from HPT of $50 million, as well as $6 million of rental income earned prior to the termination of the sublease. Year-to-date 2010, revenues for hotels leased from HPT include hotel revenues of $50 million and rental income of $43 million. For the third quarter and year-to-date 2009, revenues for hotels leased from HPT include rental income of $18 million and $55 million, respectively, related to the 71 properties. The property revenues and rental income recorded less the hotel expenses and rental expenses resulted in a slight loss for all periods presented.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital improvements during these periods. As of September 10, 2010, 108 of our 112 owned hotels have been classified as comparable hotels. The four non-comparable hotels include the three acquired this quarter and the San Diego Marriott Hotel & Marina, which is currently undergoing significant renovations. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

For the quarter, comparable hotel sales increased 6.9% to approximately $925 million and 3.7% to approximately $2.8 billion year-to-date. The revenue growth reflects the increase in comparable RevPAR of 8.8% for the quarter and 5.6% year-to-date, as well as increases in food and beverage sales, which were partially offset by a decline in other revenues, reflecting the decline in attrition and cancellation fees. The improvements in RevPAR reflect an increase in occupancy of 2.9 percentage points and average room rate of 4.5% for the quarter, and an increase in occupancy of 4.5 percentage points and a decrease in average room rate of 1.1% for year-to-date. We have adopted a reporting calendar that is closely aligned with the reporting calendar used by Marriott International, the manager of a majority of our properties, whose third quarter ended on September 10, 2010. As a result of the reporting calendar we adopted, for our non-Marriott managed hotels (covering approximately 42% of total revenues of our hotels), we are unable to report September operations until the fourth quarter because our hotel managers using a monthly reporting period do not make mid-month results available to us. For further discussion see “Reporting Periods” in our most recent Annual Report on Form 10-K.

Food and beverage revenues for our comparable hotels increased 6.2% for the quarter and 4.3% year-to-date. The increase in the quarter was driven by an increase in banquet and audio visual sales. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition and cancellation fees, decreased 6.6% for the quarter and 13.6% year-to-date. The decline is primarily due to a reduction in attrition and cancellation fees compared to 2009, when several large groups and business travelers cancelled their travel plans, which disproportionately affected some of the larger hotels in the portfolio. Excluding the incremental attrition and cancellation fees in 2009 of $5 million and $33 million for the third quarter and year-to-date, respectively, other revenues would have increased by 1.6% and 1.8%, respectively.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 10, 2010 and September 11, 2009:

Comparable Hotels by Property Type (a)

	As of September 10, 2010		Quarter ended September 10, 2010			Quarter ended September 11, 2009			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	52	33,122	$174.64	77.4%	$135.13	$165.07	75.1%	$123.97	9.0%
Suburban	29	10,964	136.31	68.0	92.68	132.75	64.3	85.33	8.6
Resort/Conference	13	8,082	183.34	63.2	115.79	181.51	58.7	106.50	8.7
Airport	14	6,956	111.92	74.3	83.13	107.88	71.5	77.13	7.8

All Types	108	59,124	161.80	73.3	118.66	154.83	70.4	109.05	8.8

	As of September 10, 2010		Year-to-date ended September 10, 2010			Year-to-date ended September 11, 2009			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	52	33,122	$178.42	73.4%	$130.97	$177.33	69.0%	$122.38	7.0%
Suburban	29	10,964	137.71	66.3	91.27	141.67	61.1	86.51	5.5
Resort/Conference	13	8,082	209.63	68.4	143.37	221.67	63.7	141.28	1.5
Airport	14	6,956	114.69	72.1	82.74	116.70	68.0	79.41	4.2

All Types	108	59,124	167.81	71.2	119.56	169.70	66.7	113.18	5.6

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 10, 2010 and September 11, 2009 is from January 2, 2010 to September 10, 2010 and January 3, 2009 to September 11, 2009, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the third quarter of 2010, comparable hotel RevPAR increased across all of our hotel property types. Our urban properties led the portfolio, with a 9% increase in RevPAR for the quarter. The continued improvement in demand has allowed our operators to begin to increase the average room rates at our urban properties, which improved 5.8% overall for the quarter. Our suburban properties also experienced a significant RevPAR increase in the third quarter driven by strength in the suburban Boston, Orange County, San Francisco and Denver markets. Our resort/conference hotels showed strong growth for the quarter, as occupancy increased 4.5 percentage points, and room rates increased 1%, driven by strong improvement in our resort/conference properties in our Florida and Hawaii regions. RevPAR at our Airport properties improved 7.8% for the quarter driven by strong demand growth in the Chicago and San Francisco airport markets. Year-to-date, we experienced growth for all of our property types, driven primarily by improved occupancy. Our urban properties were the only property type that has experienced rate growth year-to-date.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of September 10, 2010 and September 11, 2009:

Comparable Hotels by Region (a)

	As of September 10, 2010		Quarter ended September 10, 2010			Quarter ended September 11, 2009			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	26	14,581	$161.40	78.8%	$127.20	$155.71	75.1%	$116.86	8.8%
Mid-Atlantic	10	8,328	210.06	82.3	172.96	195.30	80.2	156.62	10.4
North Central	13	5,897	138.44	70.8	97.99	129.60	69.8	90.48	8.3
South Central	9	5,687	129.87	64.7	84.07	128.42	64.1	82.38	2.1
Florida	9	5,677	145.43	64.5	93.76	144.33	58.1	83.84	11.8
DC Metro	12	5,416	171.91	77.7	133.55	164.33	76.7	126.11	5.9
Atlanta	8	4,252	144.72	63.2	91.53	144.45	60.5	87.34	4.8
New England	7	3,924	170.94	81.9	139.94	159.94	77.0	123.13	13.7
Mountain	7	2,889	124.10	59.2	73.46	123.59	58.2	71.87	2.2
International	7	2,473	151.89	66.6	101.22	139.39	60.9	84.83	19.3

All Regions	108	59,124	161.80	73.3	118.66	154.83	70.4	109.05	8.8

	As of September 10, 2010		Year-to-date ended September 10, 2010			Year-to-date ended September 11, 2009			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	26	14,581	$160.70	72.9%	$117.19	$169.06	68.1%	$115.11	1.8%
Mid-Atlantic	10	8,328	208.00	79.9	166.11	203.13	73.9	150.17	10.6
North Central	13	5,897	130.17	64.4	83.77	128.84	61.5	79.21	5.8
South Central	9	5,687	142.95	68.5	97.97	144.63	64.8	93.72	4.5
Florida	9	5,677	184.48	71.7	132.30	189.56	65.0	123.22	7.4
DC Metro	12	5,416	188.18	76.0	142.97	190.83	75.4	143.89	(0.6)
Atlanta	8	4,252	149.12	63.8	95.17	152.94	59.9	91.59	3.9
New England	7	3,924	169.37	70.6	119.51	163.00	63.5	103.46	15.5
Mountain	7	2,889	148.74	64.6	96.02	162.28	59.6	96.67	(0.7)
International	7	2,473	154.43	65.2	100.71	138.55	60.9	84.39	19.3

All Regions	108	59,124	167.81	71.2	119.56	169.70	66.7	113.18	5.6

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 10, 2010 and September 11, 2009 is from January 2, 2010 to September 10, 2010 and January 3, 2009 to September 11, 2009, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the third quarter of 2010, comparable hotel RevPAR improved across all of our geographic regions when compared to the third quarter of 2009. Additionally, all of our regions experienced improvement in both occupancy and room rates. Our New England region was the top performing U.S. region with RevPAR growth of 13.7%, which was driven by RevPAR growth of 14.5% in the Boston market. This increase was due to strong group and transient demand, as occupancy increased 5.8 percentage points, which led to an increase in average room rates of 6.9%.

Our Florida region outperformed the portfolio as well, led by strong performance at the Orlando World Center Marriott. RevPAR at the Orlando World Center Marriott increased 26.7% for the quarter, reflecting a significant increase in group demand, particularly association business, as occupancy increased 14 percentage points.

RevPAR in our Mid-Atlantic region grew 10.4% for the quarter, driven by RevPAR growth at our New York properties of 12.9%. For our New York properties, rate improved 12.4%. While occupancy only increased slightly, the hotels limited the number of groups and drove transient business and rates.

Our Pacific region had an increase in RevPAR of 8.8% for the quarter, benefiting from RevPAR growth in all of its major markets. Most significantly, our Hawaii hotels experienced their first increase in RevPAR since the first quarter of 2008, with an increase of 11.8%. Occupancy improved by 8.3 percentage points due to strong transient and group demand, while rates were up slightly. The increase in airline capacity helped to drive results.

The RevPAR increase for the quarter in our North Central region was driven by our Chicago hotels as RevPAR increased 14.2% due to strong transient demand and a 9.4% increase in rate.

For the quarter, results in our Mountain region were mixed, as the Denver market experienced an 11.8% increase in RevPAR primarily due to strong transient demand. The Phoenix market had a 9.8% RevPAR decline. The poor performance in the Phoenix market can be somewhat attributed to the renovation of a significant amount of meeting space at two hotels and the construction of a new ballroom at the Westin Kierland. Our South Central region results were also mixed, with 28.3% growth in the New Orleans market, while the San Antonio market had a RevPAR decline of 7%. The strength in the New Orleans market was driven by a significant increase in group demand and contract business related to the gulf oil spill clean-up, which led to a 12.4 percentage point improvement in occupancy and room rate growth of 8.3%. San Antonio struggled due to lower transient and group demand as occupancy fell 6.6 percentage points and rate increased 2.3%.

Year-to-date, our top performing regions were the New England and Mid-Atlantic regions. The RevPAR growth for the International region primarily reflects changes due to currency fluctuations. On a constant dollar basis, RevPAR in the International region increased 5.3% year-to-date. The growth in the New England and Mid-Atlantic regions reflects strong demand in our east coast urban markets. The year-to-date RevPAR decline in our Mountain region was driven by the decline in our Phoenix market. The year-to-date decline in our DC Metro region reflects difficult comparisons to prior year, particularly during the first quarter, due to the 2009 presidential inauguration and other government-related activities.

Additionally, we expect that the fourth quarter operating results in certain markets, including New York, Boston, Phoenix and Orlando, will be disproportionately affected by renovation disruption when compared to the first three quarters of 2010. We have scheduled the majority of our renovation work for 2010 to be completed in the fourth quarter, in particular during November and December.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 101 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our most recent Annual Report on Form 10-K.

In the third quarter of 2010, overall transient RevPAR increased 8.6% when compared to 2009, reflecting an increase in total room nights of 1.8%, and an increase in average rates of 6.8%. The rate increase was driven primarily by increases in average rate of 11% in corporate transient business.

During the third quarter, group RevPAR increased approximately 9.2%, reflecting an increase in total room nights of 7.9% and an increase in average rates of 1.3%. Typically, recovery in the group segment will follow improvement in transient demand due to longer booking lead times; therefore, while we did experience improvements in group demand and average rates during the quarter, the growth in group room rates continues to lag compared to transient rate growth.

Property-level Operating Expenses

	Quarter ended		% Increase (Decrease)
	September 10, 2010	September 11, 2009
	(in millions)
Rooms	$178	$167	6.6%
Food and beverage	213	203	4.9
Other departmental and support expenses	277	259	6.9
Management fees	37	32	15.6
Other property-level expenses	124	94	31.9
Depreciation and amortization	134	137	(2.2)

Total property-level operating expenses	$963	$892	8.0

	Year-to-date ended		% Increase (Decrease)
	September 10, 2010	September 11, 2009
	(in millions)
Rooms	$497	$465	6.9%
Food and beverage	641	627	2.2
Other departmental and support expenses	778	754	3.2
Management fees	112	106	5.7
Other property-level expenses	306	270	13.3
Depreciation and amortization	409	429	(4.7)

Total property-level operating expenses	$2,743	$2,651	3.5

The overall increase in operating expenses is consistent with higher overall RevPAR at our properties and improvement in occupancy at our hotels. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflationary increases and revenues (which affect management fees), though the effect on specific costs will differ. Also, wages and benefits account for 55% of the property-level operating expenses and increased 4% for the quarter, driven by a significant increase in the property-level bonus expense in the third quarter of 2010. Property-level operating expenses exclude the costs associated with hotels we have sold during the periods presented, which are included in discontinued operations.

Rooms. The increase in room expenses is consistent with the overall increase in occupancy and was also affected by higher wage rates.

Food and beverage. During the third quarter the increase in food and beverage costs reflects the increase in revenues, partially offset by the positive shift in the mix of business to more catering and audio visual revenues. However, weak productivity in banquet sales hurt overall profitability.

Other departmental and support expenses. The increase in revenues drove an increase in non-controllable hotel expenses, such as credit card commissions, bonus expense, loyalty rewards program expenses and cluster and shared service allocations. Additionally, we experienced unseasonably warm weather throughout the quarter in certain markets, particularly in Boston, New York and Washington, D.C., which drove increases in utilities costs of 6.2%.

Management fees. Our base management fees, which are generally calculated as a percentage of total revenues, increased 7.2% for the quarter and 4.0% year-to-date, which is consistent with the increase in revenues. The incentive management fees, which are based on the level of operating profit at each property after the owner has received a priority return on its investment, increased 35.2% and 17.2% during the quarter and year-to-date, respectively, due to an increase in operating profit at certain properties that are expected to earn incentive management fees during 2010.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For the quarter and year-to-date 2010, the decrease was primarily driven by decreases in property insurance costs due to the reduction in premiums for our insurance program that runs from June 1, 2010 to May 31, 2011.

As previously discussed, beginning on July 7, 2010, we record the operations of 71 hotels leased from HPT. For the third quarter of 2010, expenses for hotels leased from HPT represent $37 million of hotel expenses, as well as $19 million of the associated rental expense due to HPT. Year-to-date 2010, expenses for hotels leased from HPT include rental expense of $57 million due to HPT, as well as the $37 million of hotel expenses incurred subsequent to the sublease termination. For the third quarter and year-to-date 2009, expenses for hotels leased from HPT represent rental expense due from HPT of $19 million and $56 million, respectively, related to the 71 properties.

Depreciation and amortization. The year-to-date decline in depreciation expense is due to impairment charges recorded in year-to-date 2009 of approximately $20 million. Other impairment charges for 2009 are included in equity in losses of affiliates or discontinued operations. No impairment charges have been recorded in 2010.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, legal fees, acquisition related costs, audit fees, building rent and systems costs. The $1 million and $18 million increase for the quarter and year-to-date, respectively, is primarily due to an increase in stock-based compensation expense and bonus accruals, as well as an increase of $4 million associated with consummated property acquisitions. Previously, the acquisition costs would have been capitalized as part of the acquisition; however, under new accounting requirements, these costs are expensed. The expense for our stock-based compensation awards is based on personal performance, as well as our year-to-date shareholder return relative to other REITs and to other lodging companies and will vary significantly due to fluctuations in our stock price. The increase reflects an improvement in our shareholder return relative to other REITs and other lodging companies, a 34.7% increase in our stock price since the third quarter of 2009 and the overall improvement in operations.

Interest Expense. Interest expense decreased $6 million for the third quarter of 2010, which is primarily the result of a net decrease in our overall debt balance, which resulted in interest savings of $9 million. The decrease in interest expense was partially offset by costs associated with debt extinguishments for the third quarter of 2010 (including the acceleration of deferred financing costs) totaling $7 million compared to $2 million for the third quarter of 2009. In addition, the fixed-to-floating interest rate swap that we entered into in the second half of 2009 for our $300 million mortgage on The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa reduced interest expense by $1.2 million for the third quarter of 2010 compared to the third quarter of 2009.

The increase in interest expense for year-to-date 2010 is due to costs associated with debt extinguishments (including the acceleration of deferred financing costs and original issue discounts) totaling $15 million; while, by comparison, in 2009 we recorded a net gain of $8 million on debt extinguishments. This increase was partially offset by a net decrease in our overall debt balance, which resulted in interest savings of approximately $18 million. Additionally, the swap transaction mentioned above reduced interest expense by $4.3 million for year-to-date 2010 compared to year-to-date 2009.

Equity in Earnings (losses) of Affiliates. The improvement in losses of affiliates year-to-date is a result of an impairment charge of $34 million recorded in the second quarter of 2009 related to our investment in the European joint venture.

Income Tax Benefit. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host LP by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The decrease in the tax benefit in the third quarter of 2010 reflects lower expenses at our TRS and the overall improvement in operating results at our properties. As most of the hotels are paying the minimum rent under the lease agreements, a significant amount of the improvement in profitability is retained by the TRS and, therefore, decreases taxable loss. Additionally, in the third quarter of 2009 we recognized a $12 million tax benefit with respect to the sale of our remaining interest in the CBM Joint Venture Limited Partnership.

Discontinued Operations. Discontinued operations consist of two hotels sold in 2010 and six hotels sold during 2009 and represent the results of operations and the gains (losses) on the disposition of these hotels during the periods. The losses for year-to-date 2009 include $77 million of impairment charges that were recorded prior to the hotels’ dispositions. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the periods presented (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Revenue	$—	$14	$5	$61
Loss before taxes	—	—	(2)	(81)
Gain (loss) on dispositions, net of tax	—	9	(1)	26

Liquidity and Capital Resources

Cash Requirements

We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility given the inherent volatility in the lodging industry. During the difficult economic period in 2008 and 2009, we worked to preserve capital, increase liquidity and extend debt maturities. During 2010, as the hotel industry and capital markets have strengthened, we have taken advantage of our liquidity position to repay approximately $695 million of debt and $101 million of preferred stock. Additionally, we have started to deploy our capital to enhance our hotel portfolio through strategic acquisitions, investments and capital expenditures, while maintaining our disciplined approach to capital allocation. As of September 10, 2010, we have approximately $838 million of cash and cash equivalents and $543 million available under our credit facility. Subsequent to quarter end, we purchased the JW Marriott, Rio de Janeiro for $48 million. We also intend to defease the W New York, Union Square mortgage loan for $121 million in the fourth quarter, which, combined with the acquisition would reduce our remaining cash and cash equivalents to approximately $670 million. We believe that, as a result of these efforts and the overall strength of our balance sheet, we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities. As described below, we may continue to opportunistically access the capital markets if favorable market conditions exist to further enhance our liquidity and to fund cash needs.

Host uses cash primarily for acquisitions, capital expenditures, debt payments and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host to make cash distributions are provided by Host LP.

Capital Resources. As a REIT, we depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host common stock in registered public offerings, including through sales directly on the NYSE under our current “at the market” offering program described below, or to issue and sell shares of Host preferred stock. We also may seek to cause Host LP to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of our common stock or senior notes. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions when available. In February 2010, Host’s Board of Directors authorized repurchases, repayments or redemptions of up to $400 million of senior notes, exchangeable debentures and mortgage debt. Through September 10, 2010, we have redeemed $225 million of indebtedness pursuant to this authorization. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement of prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

Acquisitions. During 2010, we have invested $532 million ($386 million of cash) for the acquisition of four hotel assets and a mortgage loan receivable. The following acquisitions have been completed in 2010:

•	On September 30, 2010, subsequent to quarter end, we acquired the 245-room JW Marriott, Rio de Janeiro for approximately R$81 million ($48 million);

•

On September 2, 2010, we formed a joint venture with a subsidiary of Istithmar World to purchase the 270-room W New York, Union Square. We have a 90% interest and serve as the managing member of the joint venture and, therefore, consolidate the entity. The joint venture purchased the hotel for $188 million, which, in addition to cash consideration, includes the assumption of $115 million of mortgage debt, with a fair value of $119 million, and contingent and deferred consideration of $8 million. Additionally, in conjunction with the acquisition, the joint venture purchased restricted cash, FF&E reserve funds and other working capital at the hotel of $10 million. The joint venture acquired the hotel as part of the settlement agreement reached with the previous owners and mezzanine lenders on July 22, 2010;

•	On August 11, 2010, we acquired the 424-room Westin Chicago River North for approximately $165 million;

•	On July 22, 2010, we acquired the leasehold interest in the 266-room Le Meridien Piccadilly in London, England for £64 million ($98 million), including cash consideration of approximately £31 million

($47 million) and the assumption of a £33 million ($51 million) mortgage. As part of the purchase of the leasehold interest, we acquired restricted cash and working capital at the hotel of £4 million ($6 million). In connection with the acquisition, we assumed a capital lease obligation which we valued at £14 million ($21 million). The capital lease obligation is included in debt on the accompanying balance sheet and increased the book value of the leasehold interest purchased. We also recorded a deferred tax liability and corresponding goodwill of £11 million ($17 million) related to the difference in the hotel valuation measured at fair value on the acquisition date and the tax basis of the asset. We drew £37 million ($56 million) from our credit facility to fund the cash portion of the acquisition. For accounting purposes, the above allocations are based on estimates from the best current information available. The final allocation of the fair value of assets and the capital lease obligation are in part dependent upon valuation determined by third party appraisals, which have not been completed; and

•

On April 13, 2010, we acquired, at a discount, the two most junior tranches of a €427 million ($581 million) mortgage loan that is secured by six hotels located in Europe. The two junior tranches purchased by us have a face value of €64 million ($87 million) and are subordinate to €363 million ($494 million) of senior debt. Interest payments for the tranches are based on the 90-day EURIBOR rate plus 303 basis points, or approximately 3.8%, and the loan is performing. The loan matures in October of 2010 and there are two, one-year extension options, subject to debt service coverage requirements. We anticipate that these coverage requirements will be met for the initial one-year extension, and that the borrower will exercise the first extension option through October of 2011.

Debt Transactions. On August 25, 2010, we redeemed $225 million of the outstanding $725 million of our 7 1/8% Series K senior notes that are due in November 2013. As a result of the repurchase, we recorded a $7 million loss on debt extinguishment, which is included in interest expense. Additionally, during the quarter, we assumed $166 million of debt, with a fair value of $170 million, assumed a capital lease obligation of $21 million and drew $56 million under our credit facility to partially fund our hotel asset acquisitions.

Equity Transactions. During the third quarter of 2010, we issued the remaining 3.8 million shares of common stock available under the 2009 Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC at an average price of $14.51 per share for proceeds of $54 million, net of $500,000 of commissions. On August 19, 2010, we entered into a new Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC on similar terms, through which we may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (SEC) rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. During the third quarter, we issued approximately 3.6 million shares of common stock through this new program at an average price of $13.65 per share for proceeds of $49.5 million, net of $500,000 of commissions. We may continue to sell shares of common stock under our new program from time to time based on market conditions, although we are not under an obligation to sell any shares. We have approximately $350 million remaining under the new program.

Capital Expenditures. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, repositioning/return on investment (or “ROI”) projects and value enhancement projects. Repositioning/ROI capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. For year-to-date 2010, total capital expenditures decreased by $106 million to $149 million. Our renewal and replacement capital expenditures for year-to-date 2010 were approximately $99 million, which reflects a decrease of approximately 13.2% from 2009 levels. We also spent approximately $17 million for the third quarter and $50 million for year-to-date 2010 on ROI projects.

Sources and Uses of Cash

Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances and debt refinancings. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations during 2010 decreased by $42 million to $328 million compared to 2009, due primarily to timing of cash receipts from our managers and increased costs associated with debt prepayments.

Cash Used in Investing Activities. Approximately $498 million of cash was used in investing activities during the first three quarters of 2010. This includes our third quarter acquisitions, which is net of debt and other liabilities assumed, $149 million of capital expenditures and the investment in the two junior tranches of a mortgage loan in Europe.

The following table summarizes the significant acquisitions and investments, as well as dispositions, that have been completed as of October 15, 2010 (in millions):

Transaction date	Description of transaction	(Investment) sale price
Acquisitions/ Investments
September	Acquisition of the JW Marriott, Rio de Janeiro (1)	$(48)
September	Acquisition of a 90% ownership interest of the W New York, Union Square (2)	(168)
August	Acquisition of the Westin Chicago River North	(165)
July	Acquisition of the Le Meridien Piccadilly (3)	(98)
April	Purchase of a mortgage note on a portfolio of hotels	(53)

	Total acquisitions/investments	$(532)

Dispositions
June	Disposition of The Ritz-Carlton, Dearborn	$3
February	Disposition of Sheraton Braintree	9

		$12

(1)	The acquisition was R$81 million.
(2)	The investment price represents our 90% interest in the acquisition of the hotel and includes our portion of the assumption by the joint venture of a $115 million mortgage loan with a fair value of $119 million at acquisition and deferred and contingent consideration valued at $8 million.
(3)	The acquisition was £64 million, and includes the assumption of a £33 million mortgage loan.

Cash Provided by Financing Activities. Approximately $634 million of cash was used in financing activities during the third quarter of 2010. The following table summarizes the significant debt and equity transactions as of October 15, 2010 (in millions):

Transaction date	Description of transaction	Transaction amount
Debt
September	Assumption of the mortgage debt on W New York, Union Square	$115
August	Redemption of the $225 million face amount of 7 1/8% Series K senior notes	(230)
July	Draw on credit facility for the acquisition of the Le Meridien Piccadilly (1)	56
July	Assumption of the mortgage debt on the Le Meridien Piccadilly	51
February	Repayment of the 7.4% mortgage loan secured by the Atlanta Marriott Marquis	(124)
January	Redemption of the $346 million face amount of 7% Series M senior notes	(352)

		$(484)

Equity
January - September	Issuance of approximately 11.8 million common shares under our continuous equity offering programs	$158
June	Preferred stock redemption	(101)

		$57

(1)	We drew £37 million on the credit facility. The $56 million above is based on the U.S. Dollar to British Pound rates effective on the transaction date.

Debt

Currently, our total debt is $5.4 billion and 100 of our hotels are unencumbered by mortgage debt, which includes the JW Marriott, Rio de Janeiro which was acquired on September 30, 2010. Currently 85% of our debt has a fixed rate of interest with an overall average interest rate of 6.5% and an average maturity of 3.9 years.

Senior Notes. During the third quarter, we redeemed $225 million of the outstanding $725 million of our 7 1/8% Series K senior notes that are due in November 2013. As a result of the repurchase, we recorded a $7 million loss on debt extinguishment, which is included in interest expense.

Credit Facility. On July 20, 2010, we drew £37 million ($56 million) under our credit facility at an interest rate of one-month LIBOR plus 90 basis points (1.5% at September 10, 2010) to fund the acquisition of the leasehold interest in the Le Meridien Piccadilly.

Exchangeable Senior Debentures. We currently have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $526 million, 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $325 million, 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”), collectively, the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of our common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of our common shares. Upon exchange, the 2004 Debentures would be exchanged for Host common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the debentures) and Host common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

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

We separately account for the liability and equity components of our Debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at September 10, 2010 (in millions):

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 9/10/10	Debt carrying value at 9/10/10	Unamortized discount at 9/10/10
2009 Debentures	$400	$316	$82	$400	$325	$75
2007 Debentures	600	502	89	526	496	30
2004 Debentures	500	413	76	325	325	—

Total	$1,500	$1,231	$247	$1,251	$1,146	$105

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Contractual interest expense (cash)	$8	$7	$24	$21
Non-cash interest expense due to discount amortization	7	6	23	19

Total interest expense	$15	$13	$47	$40

Mortgage Debt. During the third quarter, we assumed $166 million of mortgage debt with fair value of $170 million in connection with hotel acquisitions. For further discussion, see “Cash Provided by Financing Activities”.

Credit Ratings. Currently, we have approximately $4.0 billion of senior notes outstanding that are rated BB+ by Standard & Poor’s Ratings and Ba1 by Moody’s Investors Service, and both ratings services have a stable outlook for Host. If our operations decline, the ratings on our securities could be reduced. In such case, and if we are unable to improve our ratings, our cost to issue senior notes, either in a refinancing or otherwise, or preferred stock would likely increase. For a more detailed discussion of the effect of ratings of our securities on our liquidity and cost of funds, investors should refer to the discussion of our credit ratings in our Annual Report on Form 10-K.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. Despite the recent improvement in operations, our unsecured interest coverage ratio and fixed charge coverage ratio have declined and our leverage ratio has increased over the prior two years. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. To the extent no amounts are outstanding under the credit facility, breaching these covenants would not be an event of default thereunder.

The credit facility has an initial scheduled maturity of September 2011, which we have an option to extend for an additional year if certain conditions are met. These conditions include the payment of a fee to the lenders, that no default or event of default exists and maintaining a leverage ratio below 6.75x. We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of September 10, 2010:

	Actual Ratio	Covenant Requirement
			2010	2011
Leverage ratio	5.6x	Maximum ratio of:	7.25x	7.25x
Fixed charge coverage ratio	1.9x	Minimum ratio of:	1.10x	1.15x
Unsecured interest coverage ratio	3.0x	Minimum ratio of:	1.75x	1.75x

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, which includes our Debentures, our ability to incur indebtedness and pay dividends is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. As noted above, despite the recent improvement in operations there has been a similar decline in our EBITDA-to-interest coverage ratio over the prior two years. Even if we are below the coverage levels otherwise required to incur debt and pay dividends, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt. We are still permitted to pay dividends in the amount of our estimated taxable income necessary to maintain REIT status.

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

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of September 10, 2010:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	340%	Minimum ratio of 125%
Total indebtedness to total assets	32%	Maximum ratio of 65%
Secured indebtedness to total assets	7%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.7x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our 2009 Annual Report on Form 10-K.

Dividend Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host to pay dividends on its common stock are provided through distributions from Host LP. As of September 10, 2010, Host is the owner of approximately 98% of the common OP Units. The remaining 2% of common OP Units are held by various third party limited partners. Each OP Unit may be redeemed for cash or, at the election of Host, Host common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host common stock for each OP Unit.

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

On September 16, 2010, our Board of Directors declared a dividend of $0.01 per share on our common stock. The dividend was paid on October 15, 2010 to stockholders of record as of September 30, 2010.

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

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are consolidated by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 112 full-service hotels that we owned on September 10, 2010, 108 have been classified as comparable hotels. The 71 select-service hotels leased from HPT are not included as comparable hotels. The operating results of the following hotels that we owned or leased as of September 10, 2010 are excluded from comparable hotel results for these periods:

•	Le Meridien Piccadilly (acquired leasehold interest in July 2010);

•	Westin Chicago River North (acquired in August 2010);

•	W New York, Union Square (acquired in September 2010);

•	San Diego Marriott Hotel & Marina (significant renovations); and

•	53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties leased from HPT.

The operating results of the eight hotels we disposed of during the first three quarters of 2010 and during 2009 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments. Due to the current significant renovations associated with a multi-year capital project at the San Diego Marriott Hotel & Marina, this hotel has been classified as non-comparable for all periods presented.

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

Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Net loss	$(61)	$(58)	$(126)	$(187)
Less: Net loss attributable to non-controlling interests	3	3	2	5
Dividends on preferred stock	—	(2)	(4)	(6)
Issuance costs of redeemed preferred stock	—	—	(4)	—

Net loss available to common stockholders	(58)	(57)	(132)	(188)
Adjustments:
(Gains) losses on dispositions, net of taxes	—	(14)	1	(31)
Amortization of deferred gains and other property transactions, net of taxes	—	(1)	—	(4)
Depreciation and amortization (a)	133	138	409	417
Partnership adjustments	1	1	2	1
FFO of non-controlling interests of Host LP	(1)	(1)	(5)	(4)

Funds From Operations	75	66	275	191
Adjustments for dilutive securities (b):
Assuming deduction of gain recognized for the repurchase of the 2004 Debentures (c)	—	—	—	(2)
Assuming conversion of 2004 Debentures	2	—	—	—

Diluted FFO (b)(d)	$77	$66	$275	$189

Diluted weighted average shares outstanding-EPS	654.5	606.1	651.7	570.1
Assuming issuance of common shares granted under the Comprehensive Stock Plan	2.1	1.4	2.0	1.0
Assuming conversion of 2004 Exchangeable Debentures	21.2	—	—	—

Diluted weighted average shares outstanding-FFO (b)(d)	677.8	607.5	653.7	571.1
Diluted FFO per share (b)(d)	$.11	$.11	$.42	$.33

(a)	In accordance with the guidance on FFO per diluted share provided by the National Association of Real Estate Investment Trusts, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted share.
(b)	Earnings/loss per diluted share and FFO per diluted share in accordance with NAREIT are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP Units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP Units. No effect is shown for securities if they are anti-dilutive.
(c)	During 2009, we repurchased $75 million of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive FFO related to the 2004 Debentures repurchased during the year include the $3 million gain on repurchase, net of interest expense on the repurchased exchangeable debentures.
(d)	FFO per diluted share and earnings per diluted share were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per share amounts):

	Quarter ended September 10, 2010		Quarter ended September 11, 2009
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on hotel dispositions, net of taxes	$—	$—	$14	$—
Loss on debt extinguishments (1)	(7)	(7)	(2)	(2)
Acquisition costs (2)	(3)	(3)	—	—

Total	$(10)	$(10)	$12	$(2)

Diluted shares	654.5	677.8	606.1	607.5
Per diluted share	$(.02)	$(.02)	$.02	$—

	Year-to-date ended September 10, 2010		Year-to-date ended September 11, 2009
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain (loss) on hotel dispositions, net of taxes	$(1)	$—	$31	$—
Non-cash impairment charges (3)	—	—	(131)	(131)
Gain (loss) on debt extinguishments (1)	(15)	(15)	5	5
Preferred stock redemption (4)	(4)	(4)	—	—
Acquisition costs (2)	(4)	(4)	—	—
Potential loss on litigation (5)	(4)	(4)	—	—
Loss attributable to non-controlling interests (6)	1	1	2	3

Total	$(27)	$(26)	$(93)	$(123)

Diluted shares	651.7	653.7	570.1	571.1
Per diluted share	$(.04)	$(.04)	$(.16)	$(.22)

(1)	For 2010, these costs include those associated with the redemption of the Series K and Series M Senior Notes. For 2009, the costs include gain/losses associated with the repayment of exchangeable debentures and the term loan. Additionally, as prescribed by the sharing agreement with the successor borrower in connection with the 2007 defeasance of a $514 million collateralized mortgage-backed security, we received $7 million for year-to-date 2009 and recorded the gain as a reduction of interest expense.
(2)	Represents costs incurred related to acquisitions and investments during 2010. Previously, these costs would have been capitalized as part of the acquisition; however, under new accounting requirements these costs are expensed and deducted from net income and FFO.
(3)	During 2009, we recorded non-cash impairment charges totaling $131 million in accordance with GAAP based on the difference between the fair value and the carrying amount of certain properties.

(4)	Represents the original issuance costs of the Class E preferred stock, which were redeemed on June 18, 2010.
(5)	Includes the accrual of a potential litigation loss in the first quarter of 2010.
(6)	Represents the portion of the significant items attributable to non-controlling partners of Host LP.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Number of hotels	108	108	108	108
Number of rooms	59,124	59,124	59,124	59,124
Percent change in Comparable Hotel RevPAR	8.8%	—	5.6%	—
Comparable hotel sales
Room	$611	$562	$1,757	$1,662
Food and beverage	252	237	851	816
Other (b)	62	66	188	218

Comparable hotel sales (c)	925	865	2,796	2,696

Comparable hotel expenses
Room	175	165	489	458
Food and beverage	211	202	639	621
Other	37	37	107	107
Management fees, ground rent and other costs	341	323	981	945

Comparable hotel expenses (d)	764	727	2,216	2,131

Comparable hotel adjusted operating profit	161	138	580	565
Non-comparable hotel results, net (e)	16	10	28	31
Office buildings and hotels leased from HPT (f)	—	—	1	—
Depreciation and amortization	(134)	(137)	(409)	(429)
Corporate and other expenses	(20)	(19)	(69)	(51)

Operating profit	$23	$(8)	$131	$116

(a)	The reporting period for our comparable operating statistics for the third quarter of 2010 is from June 19, 2010 to September 10, 2010 and for the third quarter of 2009 is from June 20, 2009 to September 11, 2009. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(b)	Other revenues for 2009 include incremental cancellation and attrition fees of $5 million and $33 million for the third quarter and year-to-date, respectively.

(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Revenues per the consolidated statements of operations	$1,006	$903	$2,943	$2,818
Non-comparable hotel sales	(34)	(28)	(81)	(83)
Hotel sales for the property for which we record rental income, net	10	9	36	31
Rental income for office buildings and revenues for hotels leased from HPT	(57)	(19)	(97)	(58)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(5)	(12)

Comparable hotel sales	$925	$865	$2,796	$2,696

(d)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	September 10, 2010	September 11, 2009	September 10, 2010	September 11, 2009
Operating costs and expenses per the consolidated statements of operations	$983	$911	$2,812	$2,702
Non-comparable hotel expenses	(18)	(18)	(53)	(56)
Hotel expense for the property for which we record rental income	10	9	36	32
Rent expense for office buildings and expenses for hotels leased from HPT	(57)	(19)	(96)	(58)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(5)	(9)
Depreciation and amortization	(134)	(137)	(409)	(429)
Corporate and other expenses	(20)	(19)	(69)	(51)

Comparable hotel expenses	$764	$727	$2,216	$2,131

(e)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our condensed consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the condensed consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(f)	Represents rental income less rental expense for office buildings, as well as rental income less rental expense for hotels leased from HPT through July 6, 2010. Beginning on July 7, 2010, we record the operations of the hotels instead of rental income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of September 10, 2010 and December 31, 2009, 85% and 88%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives that we enter into are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives that we have entered into to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 11 – Fair Value Measurements.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico, Chile and the United Kingdom and investments in our European joint venture), currency exchange risks arise as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. On July 9, 2010, we entered into an additional €20 million ($26 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of the net investment in the European joint venture. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of October 1, 2014. To date, we have hedged €80 million ($114 million) of our net investment in the European joint venture. The foreign currency exchange agreements that we have entered into are strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10-K and Note 11 – Fair Value Measurements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 27, 2005, we initiated a lawsuit against Keystone-Texas Property Holding Corporation seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property.

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages plus statutory interest. Keystone will only be entitled to receive one of these damages awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. Based on the range of possible outcomes, we have accrued a potential litigation loss of approximately $47 million consistent with generally accepted accounting principles.

On June 3, 2010, the trial court entered its final judgment, reciting and incorporating the jury’s verdict and awarding Keystone damages for slander of title, interest and attorneys’ fees. The final judgment did not include any award for exemplary damages since the trial court previously granted our motion to disregard such damages. On August 26, 2010, we filed our notice of appeal based, in part, on what we believe to be numerous erroneous rulings which adversely impacted the jury’s verdict. We intend to vigorously pursue these issues on appeal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
June 19, 2010- July 18, 2010	—		$—	—	$—
July 19, 2010- August 18, 2010	495	*	$—	—	—
August 19, 2010- September 10, 2010	22,036	**	$13.36	—	—

Total	22,531		$13.36	—	$—

*	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.
**	Reflects 576 shares of restricted common stock forfeited for failure to meet vesting criteria and 21,460 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common stock to plan participants (the $13.36 purchase price is the average price of Host common stock on the dates of release for those 21,460 shares).

Issuer Sales of Unregistered Securities

On the dates indicated, Host issued shares of common stock to the persons listed below in exchange for OP Units of Host LP held by each person. All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act

Date	Purchaser	Common Shares Issued(1)	OP Units redeemed(1)
July 7, 2010	Jennifer C. Arch	28,031	27,442
August 3, 2010	Michael D. Schreiber	3,064	3,000
September 3, 2010	Heather E. Sannes	28,031	27,442

(1)	Shares were issued based on the current conversion factor of 1.021494 per OP Unit.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

10.44	Sales Agency Financing Agreement, dated August 19, 2010, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed with the Commission on August 20, 2010).

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the thirty-six weeks ended September 10, 2010 and September 11, 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at September 10, 2010, and December 31, 2009; and (iii) the Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended September 10, 2010 and September 11, 2009, respectively. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

HOST HOTELS & RESORTS, INC.

October 15, 2010	/S/ BRIAN G. MACNAMARA

Brian G. Macnamara Senior Vice President, Corporate Controller