Form 10-Q
period 2013-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2013-08-06
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	53-008595 52-2095412 (I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)

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

Host Hotels & Resorts, Inc.	Yes ☑	No ☐
Host Hotels & Resorts, L.P.	Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Host Hotels & Resorts, Inc.	Yes ☑	No ☐
Host Hotels & Resorts, L.P.	Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Host Hotels & Resorts, Inc.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Host Hotels & Resorts, L.P.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Host Hotels & Resorts, Inc.	Yes ☐	No ☑
Host Hotels & Resorts, L.P.	Yes ☐	No ☑

As of August 2, 2013 there were 750,030,597 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context requires otherwise, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between Host Inc. and Host L.P. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise.

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 98.7% of the partnership interests (“OP units”). The remaining OP units are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control. Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same persons who direct the management of Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective condensed consolidated financial statements and the disclosures of Host Inc. and Host L.P. also are substantially similar. For these reasons, we believe that the combination into a single report of the quarterly reports on Form 10-Q of Host Inc. and Host L.P. results in benefits to management and investors.

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the condensed consolidated financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital for Host L.P.). Apart from the different equity treatment, the condensed consolidated financial statements of Host Inc. and Host L.P. nearly are identical.

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(in millions, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$11,201	$11,588
Due from managers	130	80
Advances to and investments in affiliates	392	347
Deferred financing costs, net	46	53
Furniture, fixtures and equipment replacement fund	194	154
Other	274	319
Restricted cash	35	36
Cash and cash equivalents	393	417
Total assets	$12,665	$12,994

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $ 363 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,210	$3,569
Credit facility, including the $ 500 million term loan	702	763
Mortgage debt	727	993
Other	85	86
Total debt	4,724	5,411
Accounts payable and accrued expenses	175	194
Other	384	372
Total liabilities	5,283	5,977

Non-controlling interests—Host Hotels & Resorts, L.P.	168	158

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 748.2 million and 724.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,400	8,040
Accumulated other comprehensive income (loss)	(12)	12
Deficit	(1,216)	(1,234)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,179	6,825
Non-controlling interests—other consolidated partnerships	35	34
Total equity	7,214	6,859
Total liabilities, non-controlling interests and equity	$12,665	$12,994

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
REVENUES
Rooms	$903	$798	$1,677	$1,346
Food and beverage	425	386	800	665
Other	79	77	156	135
Owned hotel revenues	1,407	1,261	2,633	2,146
Other revenues	13	65	30	124
Total revenues	1,420	1,326	2,663	2,270
EXPENSES
Rooms	230	206	448	364
Food and beverage	290	268	567	474
Other departmental and support expenses	322	306	634	545
Management fees	66	55	114	87
Other property-level expenses	93	140	189	263
Depreciation and amortization	174	153	349	301
Corporate and other expenses	37	21	63	43
Total operating costs and expenses	1,212	1,149	2,364	2,077
OPERATING PROFIT	208	177	299	193
Interest income	1	3	2	7
Interest expense	(103)	(94)	(179)	(180)
Net gains on property transactions and other	21	1	32	2
Gain (loss) on foreign currency transactions and derivatives	1	—	3	(1)
Equity in earnings of affiliates	6	5	4	3
INCOME BEFORE INCOME TAXES	134	92	161	24
Benefit (provision) for income taxes	(15)	(12)	(7)	1
INCOME FROM CONTINUING OPERATIONS	119	80	154	25
Income from discontinued operations, net of tax	2	3	27	58
NET INCOME	121	83	181	83
Less: Net income attributable to non-controlling interests	(2)	(1)	(6)	(3)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$119	$82	$175	$80
Basic earnings per common share:
Continuing operations	$.16	$.11	$.20	$.03
Discontinued operations	—	—	.04	.08
Basic earnings per common share	$.16	$.11	$.24	$.11
Diluted earnings per common share:
Continuing operations	$.16	$.11	$.20	$.03
Discontinued operations	—	—	.04	.08
Diluted earnings per common share	$.16	$.11	$.24	$.11

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
NET INCOME	$121	$83	$181	$83
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(26)	(29)	(29)	(8)
Change in fair value of derivative instruments	—	4	5	2
OTHER COMPREHENSIVE LOSS, NET OF TAX	(26)	(25)	(24)	(6)
COMPREHENSIVE INCOME	95	58	157	77
Less: Comprehensive income attributable to non-controlling interests	(2)	(1)	(6)	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC	$93	$57	$151	$74

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited, in millions)

	Year-to-date ended
	June 30, 2013	June 15, 2012
OPERATING ACTIVITIES
Net income	$181	$83
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(19)	(48)
Depreciation	2	11
Depreciation and amortization	349	301
Amortization of finance costs, discounts and premiums, net	14	11
Stock compensation expense	8	8
Deferred income taxes	(1)	(4)
Net gain on property transactions and other	(32)	(2)
(Gain) loss on foreign currency transactions and derivatives	(3)	1
Non-cash loss on extinguishment of debt	12	4
Equity in earnings of affiliates	(4)	(3)
Change in due from managers	(55)	(42)
Changes in other assets	34	12
Changes in other liabilities	(26)	(30)
Cash provided by operating activities	460	302

INVESTING ACTIVITIES
Proceeds from sales of assets, net	446	108
Acquisitions	(139)	(18)
Advances to and investments in affiliates	(50)	(20)
Capital expenditures:
Renewals and replacements	(163)	(179)
Redevelopment and acquisition-related investments	(69)	(162)
New development	(11)	—
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(39)	(2)
Property insurance proceeds	—	4
Cash used in investing activities	(25)	(269)

FINANCING ACTIVITIES
Financing costs	(4)	(7)
Issuances of debt	400	450
Draws on credit facility	148	22
Repayment on credit facility	(200)	—
Repurchase/redemption of senior notes	(601)	(893)
Mortgage debt prepayments and scheduled maturities	(246)	(113)
Scheduled principal repayments	(1)	(2)
Issuance of common stock	192	222
Dividends on common stock	(140)	(78)
Contributions from non-controlling interests	3	1
Distributions to non-controlling interests	(6)	(4)
Change in restricted cash for financing activities	1	8
Cash used in financing activities	(454)	(394)
DECREASE IN CASH AND CASH EQUIVALENTS	(19)	(361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826
Effects of exchange rate changes on cash held	(5)	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$393	$465

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited)

Supplemental disclosure of cash flow information (in millions)

	Year-to-date ended
	June 30, 2013	June 15, 2012
Interest paid – periodic interest expense	$148	$160
Interest paid – debt extinguishments	20	9
Total interest paid	$168	$169
Income taxes paid	$6	$8

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 30, 2013 and June 15, 2012, Host Inc. issued approximately 0.1 million shares and 0.5 million shares, respectively, upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $2 million and $8 million, respectively.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(in millions)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$11,201	$11,588
Due from managers	130	80
Advances to and investments in affiliates	392	347
Deferred financing costs, net	46	53
Furniture, fixtures and equipment replacement fund	194	154
Other	274	319
Restricted cash	35	36
Cash and cash equivalents	393	417
Total assets	$12,665	$12,994

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $ 363 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,210	$3,569
Credit facility, including the $ 500 million term loan	702	763
Mortgage debt	727	993
Other	85	86
Total debt	4,724	5,411
Accounts payable and accrued expenses	175	194
Other	384	372
Total liabilities	5,283	5,977

Limited partnership interests of third parties	168	158

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,190	6,812
Accumulated other comprehensive income (loss)	(12)	12
Total Host Hotels & Resorts, L.P. capital	7,179	6,825
Non-controlling interests—consolidated partnerships	35	34
Total capital	7,214	6,859
Total liabilities, limited partnership interest of third parties and capital	$12,665	$12,994

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
REVENUES
Rooms	$903	$798	$1,677	$1,346
Food and beverage	425	386	800	665
Other	79	77	156	135
Owned hotel revenues	1,407	1,261	2,633	2,146
Other revenues	13	65	30	124
Total revenues	1,420	1,326	2,663	2,270
EXPENSES
Rooms	230	206	448	364
Food and beverage	290	268	567	474
Other departmental and support expenses	322	306	634	545
Management fees	66	55	114	87
Other property-level expenses	93	140	189	263
Depreciation and amortization	174	153	349	301
Corporate and other expenses	37	21	63	43
Total operating costs and expenses	1,212	1,149	2,364	2,077
OPERATING PROFIT	208	177	299	193
Interest income	1	3	2	7
Interest expense	(103)	(94)	(179)	(180)
Net gains on property transactions and other	21	1	32	2
Gain (loss) on foreign currency transactions and derivatives	1	—	3	(1)
Equity in earnings of affiliates	6	5	4	3
INCOME BEFORE INCOME TAXES	134	92	161	24
Benefit (provision) for income taxes	(15)	(12)	(7)	1
INCOME FROM CONTINUING OPERATIONS	119	80	154	25
Income from discontinued operations, net of tax.	2	3	27	58
NET INCOME	121	83	181	83
Less: Net income attributable to non-controlling interests	(1)	—	(4)	(2)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$120	$83	$177	$81
Basic earnings per common unit:
Continuing operations	$.16	$.11	$.20	$.03
Discontinued operations	—	.01	.04	.08
Basic earnings per common unit	$.16	$.12	$.24	$.11
Diluted earnings per common unit:
Continuing operations	$.16	$.11	$.20	$.03
Discontinued operations	—	.01	.04	.08
Diluted earnings per common unit	$.16	$.12	$.24	$.11

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
NET INCOME	$121	$83	$181	$83
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(26)	(29)	(29)	(8)
Change in fair value of derivative instruments	—	4	5	2
OTHER COMPREHENSIVE LOSS, NET OF TAX	(26)	(25)	(24)	(6)
COMPREHENSIVE INCOME	95	58	157	77
Less: Comprehensive income attributable to non-controlling interests	(1)	—	(4)	(2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$94	$58	$153	$75

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited, in millions)

	Year-to-date ended
	June 30, 2013	June 15, 2012
OPERATING ACTIVITIES
Net income	$181	$83
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(19)	(48)
Depreciation	2	11
Depreciation and amortization	349	301
Amortization of financing costs, discounts and premiums, net	14	11
Stock compensation expense	8	8
Deferred income taxes	(1)	(4)
Net gain on property transactions and other	(32)	(2)
(Gain) loss on foreign currency transactions and derivatives	(3)	1
Non-cash loss on extinguishment of debt	12	4
Equity in earnings of affiliates	(4)	(3)
Change in due from managers	(55)	(42)
Changes in other assets	34	12
Changes in other liabilities	(26)	(30)
Cash provided by operations	460	302

INVESTING ACTIVITIES
Proceeds from sales of assets, net	446	108
Acquisitions	(139)	(18)
Advances to and investments in affiliates	(50)	(20)
Capital expenditures:
Renewals and replacements	(163)	(179)
Redevelopment and acquisition-related investments	(69)	(162)
New development	(11)	—
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(39)	(2)
Property insurance proceeds	—	4
Cash used in investing activities	(25)	(269)

FINANCING ACTIVITIES
Financing costs	(4)	(7)
Issuances of debt	400	450
Draws on credit facility	148	22
Repayment on credit facility	(200)	—
Repurchase/redemption of senior notes	(601)	(893)
Mortgage debt prepayments and scheduled maturities	(246)	(113)
Scheduled principal repayments	(1)	(2)
Issuance of common OP units	192	222
Distributions on common OP units	(142)	(79)
Contributions from non-controlling interests	3	1
Distributions to non-controlling interests	(4)	(3)
Change in restricted cash for financing activities	1	8
Cash used in financing activities	(454)	(394)
DECREASE IN CASH AND CASH EQUIVALENTS	(19)	(361)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826
Effects of exchange rate changes on cash held	(5)	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$393	$465

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2013 and June 15, 2012

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	June 30, 2013	June 15, 2012
Interest paid – periodic interest expense	$148	$160
Interest paid – debt extinguishments	20	9
Total interest paid	$168	$169
Income taxes paid	$6	$8

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 30, 2013 and June 15, 2012, limited partners converted OP units valued at approximately $2 million and $8 million, respectively, in exchange for approximately 0.1 million and 0.5 million shares, respectively, of Host Inc. common stock.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock. In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 11.5 million common OP units.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2013, Host Inc. holds approximately 98.7% of Host L.P.’s OP units.

Consolidated Portfolio

As of June 30, 2013, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is detailed below:

Hotels
United States	103
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7
Total	118

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (8 hotels).

As of June 30, 2013, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	3
France	5
Germany	1
Italy	3
Poland	1
Spain	2
The Netherlands	2
United Kingdom	2
Total	19

On April 17, 2013 and June 25, 2013, the Euro JV partners executed amendments of the Euro JV partnership agreement in order to provide the funds necessary for a €95 million principal reduction associated with the refinancing of a mortgage loan secured by a portfolio of five properties, as well as to provide funds for general joint venture purposes and to extend the commitment period of the Euro JV Fund II by one year to June 2014 through the exercise of the extension option. We contributed €37 million ($48 million) to the Euro JV to facilitate these transactions.

In addition, our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns one hotel in Australia and a non-controlling interest in an entity with two hotels in India.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which now is consistent across all of our hotel managers and the majority of companies in the lodging industry. Historically, our annual financial statements have been reported on a calendar basis and are unaffected by this change. However, our quarterly operating results had been reported based on a 52-53 week fiscal calendar used by Marriott International, Inc. (“Marriott”), the manager of approximately 50% of our properties. For 2013, Marriott converted to reporting results based on a 12-month calendar year. During 2012, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations for the first three quarters and sixteen weeks for the fourth quarter of the year for its Marriott-managed hotels. Accordingly, our first three quarters of operations in 2012 ended on March 23, June 15 and September 7. In contrast, managers of our other hotels, such as Ritz-Carlton, Hyatt, and Starwood, reported results on a monthly basis. During 2012, we did not report the month of operations that ended after our fiscal quarter until the following quarter for those hotels using a monthly reporting period because these hotel managers did not make mid-month results available to us. Accordingly, the month of operations that ended after our fiscal quarter was included in our quarterly results of operations in the following quarter for those calendar reporting hotel managers. As a result, our 2012 quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

We will not restate the previously filed 2012 quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) because certain property-level operating expenses for our Marriott-managed properties necessary to restate operations are unavailable on a daily basis. Because we rely upon our operators for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements in accordance with GAAP unfeasible. Accordingly, the corresponding 2012 quarterly historical operating results are not comparable to our 2013 quarterly results.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2013, and the results of our operations for the quarter and year-to-date periods ended June 30, 2013 and June 15, 2012, respectively, and cash flows for the year-to-date periods ended June 30, 2013 and June 15, 2012. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Host Inc. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings per common share is computed by dividing net income available to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
Net income	$121	$83	$181	$83
Less: Net income attributable to non-controlling interests	(2)	(1)	(6)	(3)
Net income attributable to Host Inc.	$119	$82	$175	$80
Diluted income attributable to Host Inc.	$119	$83	$175	$80

Basic weighted average shares outstanding	745.2	718.1	736.8	712.8
Diluted weighted average shares outstanding (a)	745.9	730.6	742.4	713.8

Basic earnings per common share	$.16	$.11	$.24	$.11
Diluted earnings per common share	$.16	$.11	$.24	$.11

(a)

There were approximately 29 million for both the quarter and year-to-date periods ended June 30, 2013 and approximately 29 million and 40 million for the quarter and year-to-date periods June 15, 2012, respectively, potentially dilutive shares for our exchangeable senior debentures, which shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Host L.P. Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units issued to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
Net income	$121	$83	$181	$83
Less: Net income attributable to non-controlling interests	(1)	—	(4)	(2)
Net income attributable to Host L.P.	$120	$83	$177	$81
Diluted income attributable to Host L.P.	$120	$84	$177	$81

Basic weighted average units outstanding	739.3	713.1	731.1	708.1
Diluted weighted average units outstanding (a)	740.0	725.4	736.5	709.1

Basic earnings per common unit	$.16	$.12	$.24	$.11
Diluted earnings per common unit	$.16	$.12	$.24	$.11

(a)

There were approximately 29 million for both the quarter and year-to-date periods ended June 30, 2013 and approximately 28 million and 39 million for the quarter and year-to-date ended June 15, 2012, respectively, potentially dilutive units for our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2013	December 31, 2012
Land and land improvements	$1,939	$1,996
Buildings and leasehold improvements	13,483	13,665
Furniture and equipment	2,212	2,227
Construction in progress	163	199
	17,797	18,087
Less accumulated depreciation and amortization	(6,596)	(6,499)
	$11,201	$11,588

5.	Debt

Senior notes. In May 2013, we redeemed the $400 million of 9% Series T senior notes due 2017 for an aggregate price of $418 million with proceeds from the $400 million 3 3∕4% Series D senior notes due October of 2023 that were issued in March 2013 and with available cash.

Also, in May 2013, we called $200 million of our 6 3∕4% Series Q senior notes due 2016 and redeemed them for an aggregate price of $202 million in June 2013. To facilitate this transaction, we drew $100 million on the revolver portion of the credit facility and repaid such draw later in the quarter.

Credit facility.  In April and May 2013, we drew €3.4 million ($4.4 million) and €33.4 million ($43.2 million), respectively, under the credit facility to fund our contribution to the Euro JV for our share of the paydown related to the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

refinancing of a mortgage loan. See Note 1 for additional information. As of June 30, 2013, we have $798 million of available capacity under the revolver portion of our credit facility.

Mortgage debt. On May 1, 2013, we repaid the 4.75%, $246 million mortgage loan on the Orlando World Center Marriott.

6.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non- controlling interests
Balance, December 31, 2012	$6,825	$34	$6,859	$158
Net income	175	4	179	2
Issuance of common stock	370	—	370	—
Dividends declared on common stock	(157)	—	(157)	—
Distributions to non-controlling interests	—	(4)	(4)	(2)
Other changes in ownership	(10)	1	(9)	10
Other comprehensive loss	(24)	—	(24)	—
Balance, June 30, 2013	$7,179	$35	$7,214	$168

Capital of Host L.P.

As of June 30, 2013, Host Inc. is the owner of approximately 98.7% of Host L.P.’s common OP units. The remaining 1.3% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2012	$6,825	$34	$6,859	$158
Net income	175	4	179	2
Issuance of common OP units	370	—	370	—
Distributions declared on common OP units	(157)	—	(157)	(2)
Distributions to non-controlling interests	—	(4)	(4)	—
Other changes in ownership	(10)	1	(9)	10
Other comprehensive loss	(24)	—	(24)	—
Balance, June 30, 2013	$7,179	$35	$7,214	$168

For Host Inc. and Host L.P., there were no material amounts reclassified out of accumulated other comprehensive income (loss) to net income.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Issuance of Common Stock

During the second quarter of 2013, Host Inc. issued 4.8 million shares of common stock, at an average price of $18.31 per share, for net proceeds of approximately $87 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In connection with the common stock issuance, Host L.P. issued 4.7 million common OP units. There is approximately $110 million of issuance capacity remaining under the current agreements. Year-to-date, we have issued 10.9 million shares of common stock, at an average price of $17.45 per share, for net proceeds of approximately $188 million. For year-to-date, Host L.P. has issued 10.7 million common OP units in connection with these issuances.
Dividends/Distributions

On June 17, 2013, Host Inc.’s Board of Directors declared a regular dividend of $0.11 per share on its common stock. The dividend was paid on July 15, 2013 to stockholders of record as of June 28, 2013. Accordingly, Host L.P. made a distribution of $.11236434 per unit on its common OP units based on the current conversion ratio.

7.	Acquisitions

On May 31, 2013, we acquired the 426-room Hyatt Place Waikiki Beach in Honolulu, Hawaii for approximately $138.5 million. In connection with the acquisition, we incurred $1 million of acquisition costs and acquired a $0.5 million FF&E replacement fund.

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The purchase price allocations are estimated based on current available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for this acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Property and equipment	$138
Restricted cash, FF&E reserves and other assets	1
Total net assets acquired	$139

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisition completed during 2013 occurred on January 1, 2012, are as follows (in millions, except per share and per unit amounts):

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
Revenues	$1,424	$1,329	$2,673	$2,274
Income from continuing operations	120	79	156	23
Net income	122	82	183	81

Host Inc.:
Net income attributable to Host Inc.	$120	$81	$177	$78

Basic earnings per common share:
Continuing operations	$.16	$.11	$.20	$.03
Discontinued operations	—	—	.04	.08
Basic earnings per common share	$.16	$.11	$.24	$.11

Diluted earnings per common share:
Continuing operations	$.16	$.11	$.20	$.03
Discontinued operations	—	—	.04	.08
Diluted earnings per common share	$.16	$.11	$.24	$.11

Host L.P.:
Net income attributable to Host L.P.	$121	$82	$179	$79

Basic earnings per common unit:
Continuing operations	$.16	$.10	$.20	$.03
Discontinued operations	—	.01	.04	.08
Basic earnings per common unit	$.16	$.11	$.24	$.11

Diluted earnings per common unit:
Continuing operations	$.16	$.10	$.20	$.03
Discontinued operations	—	.01	.04	.08
Diluted earnings per common unit	$.16	$.11	$.24	$.11

The above pro forma results of operations exclude $1 million of acquisition costs for the quarter and year-to-date ended June 30, 2013. The condensed consolidated statements of operations for 2013 include approximately $2 million of revenues and $1 million of net income for both the quarter and year-to-date, respectively, related to our 2013 acquisition.

8.	Dispositions

During 2013, we disposed of (i) The Ritz-Carlton, San Francisco for approximately $161 million in the second quarter and (ii) the Atlanta Marriott Marquis for $293 million in the first quarter. During 2012, we disposed of three properties.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes revenues, income before income taxes, and the gain on disposition of the hotels which have been included in discontinued operations for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
Revenues	$15	$44	$31	$96
Income before income taxes	2	3	13	9
Gain on disposition	—	—	19	48

We have recorded a deferred gain on the sale of The Ritz-Carlton, San Francisco of approximately $25 million, $14 million of which will be recognized upon completion of certain post-closing conditions. The remainder of the deferred gain is subject to performance guarantees through which we have guaranteed certain annual net operating profit levels for the hotel through 2016, with a maximum payment of $4 million per year, not to exceed $11 million in total.

9.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at June 30, 2013 and December 31, 2012, respectively (in millions):

		Fair Value at Measurement Date Using
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$4	$—	$4	$—
Forward currency sale contracts (a)	7	—	7	—
Liabilities
Interest rate swap derivatives (a)	(4)	—	(4)	—

		Fair Value at Measurement Date Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$7	$—	$7	$—
Forward currency sale contract (a)	5	—	5	—
Liabilities
Interest rate swap derivatives (a)	(6)	—	(6)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (b)	34	—	—	34

(a)	These derivative contracts have been designated as hedging instruments.

(b)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2012.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets. The hedges were fully effective as of June 30, 2013.

The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
Transaction Date	Total Notional Amount		Maturity Date	Swapped Index	All-in Rate	Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
						June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$—	$(3)	$1	$(2)
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$1	$(1)	$1	$—

(1)	The swap was entered into in connection with the A$82 million ($85 million) mortgage loan on the Hilton Melbourne South Wharf.

(2)	The swap was entered into in connection with the NZ$105 million ($87 million) mortgage loan on seven properties in New Zealand.

Interest rate swap derivatives designated as fair value hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The changes in the fair value of the derivatives largely are offset by corresponding changes in the fair value of the underlying debt due to changes in the 3-month LIBOR rate, which change is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value of the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recognized in net income (loss).

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million. During the quarters ended June 30, 2013 and June 15, 2012, the fair value of the swaps decreased $2 million and $1 million, respectively. During the year-to-date periods ended June 30, 2013 and June 15, 2012, the fair value of the swaps decreased $3 million and $1 million, respectively.

Foreign Investment Hedging Instruments. We have six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets. The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

The following table summarizes our foreign currency sale contracts (in millions):

					Change in Fair Value
	Total Transaction Amount in Foreign Currency		Total Transaction Amount in Dollars		Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
Transaction Date Range				Forward Purchase Date Range	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
May 2008-January 2013		€120	$163	May 2014-January 2016	$(2)	$5	$1	$3
July 2011	NZ$	30	$25	August 2013	$2	$—	$1	$(1)

In addition to the forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in international operations:

Currency	Balance Outstanding US$	Balance Outstanding in Foreign Currency		Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
				June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
Canadian dollars (1)	$30	C$	31	$1	$—	$2	$—
Australian dollars	$6	A$	7	$1	$—	$1	$—
Euros	$76		€59	$(1)	$—	$—	$—

(1)	We have an additional $72 million outstanding on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

Other Liabilities

Fair Value of Other Financial Liabilities. We did not elect the fair value measurement option for any of our other financial liabilities. Valuations for secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior Notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

The fair value of certain financial liabilities are shown below (in millions):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,847	$2,946	$3,038	$3,296
Exchangeable Senior Debentures (Level 1)	363	543	531	725
Credit facility (Level 2)	702	702	763	763
Mortgage debt and other, net of capital leases (Level 2)	811	824	1,078	1,094

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our office buildings) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated international operations consist of hotels in six countries. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues				Property and equipment, net
	Quarter ended		Year-to-date ended
	June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012	June 30, 2013	December 31, 2012
United States	$1,353	$1,259	$2,531	$2,161	$10,741	$11,095
Australia	10	10	20	16	114	133
Brazil	8	8	15	14	36	39
Canada	26	23	47	40	89	97
Chile	8	11	17	15	57	63
Mexico	5	6	11	10	32	26
New Zealand	10	9	22	14	132	135
Total	$1,420	$1,326	$2,663	$2,270	$11,201	$11,588

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the condensed consolidated balance sheets and totaled $35 million and $34 million as of June 30, 2013 and December 31, 2012, respectively. Three of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At June 30, 2013 and December 31, 2012, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $69 million and approximately $65 million, respectively.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties, which is included in the determination of net income attributable to Host Inc. and Host L.P., was $1 million for the quarter ended June 30, 2013, and immaterial for the quarter ended June 15, 2012.  Net income attributable to non-controlling interests of third parties was $4 million and $2 million for the year-to-date periods ended June 30, 2013 and June 15, 2012, respectively

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on the accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares issuable upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2013	December 31, 2012
OP units outstanding (millions)	9.8	9.9
Market price per Host Inc. common share	$16.87	$15.67
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$168	$158
Historical cost (millions)	$97	$96
Book value (millions) (a)	$168	$158

(a)	The book value recorded is equal to the greater of redemption value or historical cost.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The income attributable to the non-controlling interests of Host L.P. for the quarter and year-to-date ended June 30, 2013 was $1 million and $2 million, respectively, and was $1 million for both the quarter and year-to-date ended June 15, 2012.

12.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels and company matters. To the extent not covered by insurance, these legal proceedings generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent.

Excluding the San Antonio litigation discussed below, based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $11 million as of June 30, 2013 and estimate that, in the aggregate, our losses related to these proceedings could be as much as $53 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

We also have accrued a loss contingency of approximately $67 million, which includes $8 million in the second quarter, related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter. On June 28, 2013, the Texas Supreme Court issued an order denying our Petition for Review. The Court’s procedures provide for the right to seek rehearing of such an order, and we intend to exercise that right. No assurances can be given as to the outcome of this appeal. In relation to this legal proceeding, we previously funded a court-ordered $25 million escrow reserve, which is included in restricted cash. For further detail on this legal proceeding, see Part II, Item 1, Legal Proceedings of this filing and Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Host Inc. operates as a self-managed and self-administered REIT. Host Inc. is the sole general partner of Host L.P. and holds 98.7% of its partnership interests. Host L.P. is a limited partnership operating through an umbrella partnership structure. The remaining approximately 1.3% of Host L.P.’s common OP units are owned by various unaffiliated limited partners.

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which now is consistent across all of our hotel managers and the majority of companies in the lodging industry. Historically, our annual financial statements have been reported on a calendar basis and are unaffected by this change. However, our quarterly operating results have been reported based on a 52-53 week fiscal calendar used by Marriott International, Inc. (“Marriott”), the manager of approximately 50% of our properties. For 2013, Marriott converted to reporting results based on a 12-month calendar year. During 2012, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations for the first three quarters and sixteen weeks for the fourth quarter of the year for its Marriott-managed hotels. Accordingly, our first three quarters of operations in 2012 ended on March 23, June 15 and September 7. In contrast, managers of our other hotels, such as Ritz-Carlton, Hyatt, and Starwood, reported results on a monthly basis. During 2012, we did not report the month of operations that ended after our fiscal quarter until the following quarter for those hotels using a monthly reporting period because these hotel managers did not make mid-month results available to us. Accordingly, the month of operations that ended after our fiscal quarter was included in our quarterly results of operations in the following quarter for those calendar reporting hotel managers. As a result, our 2012 quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

We will not restate the previously filed 2012 quarterly financial statements, which are prepared in accordance with GAAP because certain property-level operating expenses for our Marriott-managed properties necessary to restate operations are unavailable on a daily basis. Because we rely upon our operators for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements in accordance with GAAP unfeasible. Accordingly, the corresponding 2012 quarterly historical operating results are not comparable to our 2013 quarterly results.

However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 quarterly results and operating statistics on a calendar year basis of reporting, which we will refer to as “2012 As Adjusted” results. The financial information for the 2012 As Adjusted periods presented herein was calculated based on our actual reported operating results for the quarter and year-to-date periods ended June 15, 2012, adjusted as follows:

•

Our 59 hotels operated by Marriott traditionally have reported operations on the basis of a 52-53 week fiscal calendar. For the second quarter, operations from March 24, 2012 through June 15, 2012 were included. Based on daily revenue information provided by Marriott, our 2012 second quarter As Reported results for these properties were adjusted to include $101 million of revenue for the 15 days from June 16, 2012 through June 30, 2012 (that previously were included in our results of operations for the third quarter 2012) and to exclude $60 million of revenues for the eight days from March 24, 2012 through March 31, 2012 to determine the 2012 As Adjusted second quarter revenues. Our 2012 As Adjusted year-to-date revenues have been adjusted to include the same 15 days of revenues from June 16, 2012 through June 30, 2012.

•

Because Marriott is unable to provide us with operating expenses for our Marriott-operated hotels on a daily basis, we derived estimated expenses based on an internally developed allocation methodology based on historical expenses provided by Marriott consistent with its prior 52-53 week reporting calendar. Our 2012 second quarter As Reported operating expenses were adjusted to include approximately $77 million of estimated expenses incurred from June 16, 2012 through June 30, 2012 and to exclude approximately $43 million of operating expenses for the period from March 24, 2012 through March 31, 2012 to determine the 2012 As Adjusted second quarter expenses. Our 2012 As Adjusted year-to-date expenses have also been adjusted to include the 15 days from June 16, 2012 through June 30, 2012.

•

For our 57 hotels operated by managers other than Marriott (including those by Ritz-Carlton, Hyatt and Starwood) that traditionally have reported operations on a calendar month basis, our 2012 As Adjusted quarter results include $210 million of revenues and $154 million of operating expenses for these hotels for the full calendar month of June 2012 that previously were included in our results of operations for the third quarter 2012 and excluded $226 million of revenues and $163 million of operating expenses for these hotels for the full calendar month of March 2012, which were included in our first quarter “As Adjusted” results. Our 2012 As adjusted year-to-date results have also been adjusted to include the full calendar month of June 2012 for these hotels.

•

For all other income statement line items presented for the 2012 As Adjusted quarter and year-to-date periods ended June 30, 2012, including depreciation, interest income and expense and other corporate expenses, as well as those used in the reconciliations for our non-GAAP measures, our As Adjusted results reflect such amounts for the full calendar quarter and year-to-date periods ended June 30, 2012, respectively, based on historical information.

Forward-Looking Statements

In this report on Form 10-Q, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases, including references to assumptions and forecasts of future results. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made.

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about global economic prospects and the speed and strength of a recovery, and (ii) other factors such as natural disasters, weather, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•	operating risks associated with the hotel business, including the effect of increasing labor costs or changes in workplace rules that affect labor costs;

•

the continuing volatility in global financial and credit markets, and the impact of budget deficits and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, which could materially adversely affect the U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

•

the impact of geopolitical developments outside the U.S., such as the sovereign credit issues in certain countries in the European Union, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including for our foreign hotel properties;

•	the effect of rating agency downgrades of our debt securities on the cost and availability of new debt financings;

•

the reduction in our operating flexibility and the limitation on our ability to pay dividends and make distributions resulting from restrictive covenants in our debt agreements, which limit the amount of distributions from Host L.P. to Host Inc., and other risks associated with the level of our indebtedness or related to restrictive covenants in our debt agreements, including the risk of default that could occur;

•	our ability to maintain our properties in a first-class manner, including meeting capital expenditures requirements, and the effect of renovations on our hotel occupancy and financial results;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with our expectations;

•	relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;

•

our ability to recover fully under our existing insurance policies for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our properties on commercially reasonable terms;

•	the effects of tax legislative action and other changes in laws and regulations, or the interpretation thereof, including the need for compliance with new environmental and safety requirements; and

•

the ability of Host Inc. and each of the REIT entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules to qualify as REITs for federal income tax purposes, Host L.P’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us to operate effectively within the limitations imposed by these rules.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

As of August 5, 2013, our consolidated portfolio consists of 24 luxury hotels with 11,554 rooms that represent 25% of our owned hotel revenues, 82 upper upscale hotels with 48,218 rooms that represent 73% of our owned hotel revenues, and 12 hotels of other property types with 2,888 rooms that represent 2% of our owned hotel revenues. For a general overview of our business, see our most recent Annual Report on Form 10-K.

Due to the difference in the reporting period between the second quarter of 2013 (April 1, 2013 through June 30, 2013) and the second quarter of 2012 (March 24, 2012 through June 15, 2012), our results of operations as presented in accordance with GAAP are not comparable to the prior year. As discussed previously, when compared to the 2012 as reported amounts, the second quarter operations for 2013 include an additional 15 days for our Marriott properties for June 16 through June 30, as well as the month of June for our non-Marriott properties, which were reported in the third quarter of 2012, and exclude eight days of operations for our Marriott properties for the period of March 24 through March 31, as well as the month of March for our non-Marriott properties, as these are now included in our first quarter 2013 results. Similarly, when compared to the 2012 as reported amounts, the year-to-date operations for 2013 include an additional 15 days for our Marriott properties, as well as the month of June for our non-Marriott properties. Therefore, management’s discussion of the results of operations will focus on the June 30, 2013 operations compared to the June 30, 2012 As Adjusted period, as a supplemental measure of performance to describe the current trends in our operations.

The following charts reconcile significant statement of operation line items between the quarter and year-to-date ended June 15, 2012 as reported and the quarter and year-to-date ended June 30, 2012 As Adjusted (in millions):

	Revenues	Operating Profit	Income from Continuing Operations	Net Income
For the quarter ended June 15, 2012 (As Reported)	$1,326	$177	$80	$83
Marriott-managed properties – June 16, 2012 through June 30, 2012	101	24	24	24
Marriott-managed properties – March 24, 2012 through March 31, 2012	(60)	(17)	(17)	(17)
Non-Marriott-managed properties – June 2012 operations	210	56	56	56
Non-Marriott-managed properties – March 2012 operations	(226)	(63)	(63)	(63)
Depreciation expense – June 16, 2012 through June 30, 2012 less March 24, 2012 through March 31, 2012	—	(13)	(13)	(13)
Interest expense – June 16, 2012 through June 30, 2012 less March 24, 2012 through March 31, 2012	—	—	(5)	(5)
Hotels leased from HPT and other	4	(2)	(3)	(2)
For the quarter ended June 30, 2012 (As Adjusted)	$1,355	$162	$59	$63

	Revenues	Operating Profit	Income from Continuing Operations	Net Income
For the year-to-date period ended June 15, 2012 (As Reported)	$2,270	$193	$25	$83
Marriott-managed properties – June 16, 2012 through June 30, 2012	101	24	24	24
Non-Marriott-managed properties – June 2012 operations	210	56	56	56
Depreciation expense – June 16, 2012 through June 30, 2012	—	(24)	(24)	(24)
Interest expense – June 16, 2012 through June 30, 2012	—	—	(13)	(13)
Hotels leased from HPT and other	11	(3)	(5)	(4)
For the year-to-date period ended June 30, 2012 (As Adjusted)	$2,592	$246	$63	$122

Total comparable revenues at our owned hotels increased 6.3% and 4.5% for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. Comparable RevPAR for the quarter and year-to-date increased 6.1% and 5.7%, respectively, on an As Adjusted basis primarily driven by increases in average room rates of 4.5% and 4.3% for the quarter and year-to-date, respectively, and modest increases in occupancy. For the quarter and year-to-date, transient revenue increased 6.4% and 7.7%, respectively, reflecting increases in both occupancy and average room rates. Group revenue increased 6.2% and 1.3%, respectively, as second quarter results reflected much stronger room rates as well as an increase in occupancy. For the quarter, group revenue was positively impacted by the timing of the Easter holiday (which occurred during the first quarter in 2013 and the second quarter in 2012). Additionally, during the second quarter, food and beverage revenues grew sharply after a decline in the first quarter, as food and beverage revenues at our comparable hotels increased $24 million, or 6.6%, reflecting strong banquet sales.

Operating margins (calculated based on GAAP operating profit as a percentage of revenues) increased 260 basis points and 170 basis points for the quarter and year-to-date of 2013, respectively, as compared to the corresponding 2012 As Adjusted periods. Operating margins are affected significantly by several items, including results from our non-comparable hotels and depreciation expense. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our non-comparable hotels, depreciation and corporate expenses, increased 180 basis points and 140 basis points for the quarter and year-to-date, respectively, on an As Adjusted basis. Margin growth was driven by the growth in revenues from room rate improvements and increased food and beverage profit. The primary driver of the food and beverage revenue growth was the more profitable banquet segment, as opposed to outlet business which has higher incremental costs. The improvements in operating margins led to a corresponding growth in GAAP operating profit of $46 million, or 28.4%, for the second quarter and $53 million, or 21.5%, for the year-to-date compared to corresponding 2012 As Adjusted periods.

Outlook. We believe that the positive trends and strong lodging fundamentals seen during the first half of the year will continue throughout 2013. Lodging demand growth is driven primarily by overall GDP growth, business investment, consumer confidence, employment growth, and international travel.  While the recent recovery has been less robust than historical norms, it has been strong enough to generate significant improvement in lodging demand over the last three years. Over the same period, demand has meaningfully exceeded supply growth in the industry and, assuming the U.S. economy continues to expand at or above current rates, we would expect that trend to continue. We believe the low supply growth in upper upscale hotels has resulted from the long planning cycle, lack of available credit in prior years, and upper upscale hotels in gateway markets continuing to trade below replacement cost.  One market that is the exception is New York, where total lodging supply growth has been higher and is expected to increase 7% next year.  Internationally, our investment in Europe continues to be effected by economic weakness, which has led to slower growth in lodging demand.

We also believe the strategic location of our assets in key markets has helped drive improvements in our results. Since 2002, the percentage of revenues from our target markets in the U.S. and internationally has increased from approximately 55% to almost 75%. These hotels, which are located in gateway cities such as Boston, New York, Chicago, Los Angeles, San Francisco, and Seattle, continue to benefit from strong overseas arrivals which have increased 25% since 2009 (based on data provided by the U.S. Department of Commerce, Office of Travel & Tourism Industries). Based on consensus estimates, we expect that the U.S. economy will likely grow for the remainder of the year at a rate similar to or slightly better than what was achieved in the second quarter and that business investment and international travel will continue to grow faster than GDP.

We expect that the revenue growth in the third quarter will be driven by transient business, which will offset weakness in group demand. During the downturn in 2009, the demand in our transient segments declined by roughly 4%, while demand in our group segment fell roughly 19%. As of mid-year 2013, both transient and group segments have recovered significantly from their 2009 levels despite relatively weak economic growth.  Transient demand now exceeds its 2007 peak levels with average rates approaching their prior peak levels. Group room nights remain roughly 9% below the prior peak but with average room rates exceeding their prior peak. Our group demand started the year with strong advanced bookings compared to the prior year, however the combination of a major decline in government group business, and softer short-term group bookings has resulted in overall group demand slightly below last year’s levels. Despite the softer group demand, our total occupancy levels now equal or exceed the levels we achieved in 2007. For the remainder of the year, we would expect that transient travel will remain strong, while group demand will be weaker during the summer and much stronger in the fourth quarter.

With occupancy surpassing prior peak levels, we expect RevPAR growth to be primarily driven by improvements in average rate, which typically drives more profit than growth in occupancy. We believe the increased profitability will only partially be offset by increased operating expenses such as rising utility costs and incentive management fees. Additionally, we expect overall food and beverage revenues to grow approximately 3% in the second half of the year because of the slower recovery in group demand, which has restrained growth in our more profitable banquet business. We believe that these trends will result in improved operating performance and comparable hotel RevPAR growth of 5.5% to 6.25% and total owned hotel revenues growth under GAAP of 6.8% to 7.7% for 2013.

While we believe that the lodging industry will continue to improve, several key factors continue to negatively affect the economic recovery and add to general market uncertainty. These factors include, but are not limited to:  (i) continued high levels of unemployment; (ii) uncertainty in and possible changes to U.S. fiscal and monetary policies, including reduced government spending due to the sequester and potential tightening of monetary policy; and (iii) the uncertain economic environment in Europe. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.

Investing activities outlook

Acquisitions. On May 31, 2013, we acquired the 426-room Hyatt Place Waikiki Beach in Honolulu, Hawaii for approximately $138.5 million. In connection with the acquisition, we incurred $1 million of acquisition costs and acquired a $0.5 million FF&E replacement fund.

Dispositions. On June 28, 2013, we sold The Ritz-Carlton, San Francisco for $161 million, including the FF&E replacement fund of $9 million. The net proceeds will be used for general corporate purposes. We have recorded a gain of approximately $25 million, $14 million of which we expect to recognize in the third quarter upon completion of certain post-closing conditions. The remainder of the deferred gain is subject to performance guarantees through which we have guaranteed certain annual net operating profit levels for the hotel through 2016, with a maximum payment of $4 million per year, not to exceed $11 million in total.

Value Enhancement Projects. We look to enhance the value of our portfolio by identifying and executing strategies designed to achieve the highest and best use of all aspects of our properties. We believe that the successful execution of these projects will create significant value for the company. On April 1, 2013, we sold approximately four acres of excess land adjacent to our Newport Beach Marriott Hotel & Spa to a luxury homebuilder for $24 million and recognized a $21 million gain on the sale. The land, which previously was used for tennis courts, has been approved for the development and sale of 79 luxury condominiums.

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects. Approximately $47 million of cash was used for these projects during the first half of 2013 compared to $98 million during the first half of 2012. During 2013, we plan to spend between $90 million and $100 million for redevelopment and ROI projects. Significant ROI capital expenditures during the second quarter included the completion of the lobby renovation at the Philadelphia Airport Marriott and of the restaurant and bar renovation at the Hyatt Regency Reston.

Acquisition Capital Expenditures. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability and to enhance the guest experience. During the second quarter, we completed the renovation of all 1,625 guest rooms at the Manchester Grand Hyatt San Diego. During the first two quarters of 2013, we spent approximately $22 million on acquisition projects compared to $64 million during the first two quarters of 2012. For the full year of 2013, we expect to invest between $35 million and $45 million.

Renewal and Replacement Capital Expenditures. We spent $76 million and $163 million on renewal and replacement expenditures during the second quarter and year-to-date of 2013, respectively, compared to $79 million and $179 million during the second quarter and year-to-date of 2012, respectively. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Major projects during the second quarter of 2013 included the completion of the renovation of 1,452 guestrooms, 47 suites and the concierge lounge at the San Francisco Marriott Marquis and the guestroom and lobby renovation at the San Diego Marriott Mission Valley. We expect that our investment in renewal and replacement expenditures in 2013 will total approximately $280 million to $300 million.

Financing activities outlook

We have continued to progress on our long-term goal of strengthening our balance sheet by lowering our debt-to-equity ratio and extending debt maturities by strategically raising and deploying capital, thereby improving our overall leverage and coverage ratios. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure program and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Maturities.  We have no further debt maturities in 2013; however, we intend to repay the $31 million mortgage on the Westin Denver Downtown during the fourth quarter. The following graph summarizes our aggregate debt maturities beginning in 2014, assuming the repayment described above:

(a)	The debt maturing in 2015 includes exchangeable senior debentures that are subject to a put option by holders in that year.

Debt Transactions. During the second quarter of 2013, we redeemed or repaid $846 million of senior notes or mortgage debt. This included the redemption of $400 million of 9% Series T senior notes due 2017 at an aggregate price of $418 million with proceeds from the $400 million 3 3∕4% Series D senior notes due October of 2023 that were issued in March 2013 and with available cash. Additionally, we redeemed $200 million of our 6.75% Series Q senior notes due 2016 at 101.125% (a $2 million call premium). During the quarter, we also repaid the 4.75%, $246 million mortgage loan on the Orlando World Center Marriott (see “—Liquidity and Capital Resources”).

During the quarter, we drew €37 million ($48 million) under the credit facility to fund our contribution to the Euro JV for our share of the principal reduction related to the refinancing of a mortgage loan. At June 30, 2013, we have $798 million of remaining available capacity under the revolver portion of our credit facility.

Equity Transactions. During the second quarter of 2013, Host Inc. issued 4.8 million shares of common stock, at an average price of $18.31 per share, for net proceeds of approximately $87 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. The net proceeds were used to fund a portion of the acquisition of the Hyatt Place Waikiki Beach and for general corporate purposes. In connection with the common stock issuance, Host L.P. issued 4.7 million common OP units. There is approximately $110 million of issuance capacity remaining under the current agreements. Year-to-date, we have issued 10.9 million shares, at an average price of $17.45 per share, for proceeds of approximately $188 million, net of $2 million of commissions. For year-to-date, Host L.P. has issued 10.7 million common OP units in connection with these issuances.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended			Quarter ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase (Decrease)	As Reported June 15, 2012	% Increase (Decrease)
Revenues:
Owned hotel revenues	$1,407	$1,286	9.4%	$1,261	11.6%
Other revenues (a)	13	69	(81.2)%	65	(80.0)%
Operating costs and expenses:
Property-level costs (b)	1,175	1,171	0.3%	1,128	4.2%
Corporate and other expenses (c)	37	22	68.2%	21	76.2%
Operating profit	208	162	28.4%	177	17.5%
Interest expense	103	99	4.0%	94	9.6%
Provision for income taxes	15	14	7.1%	12	25.0%
Income from continuing operations	119	59	N/M	80	48.8%
Income from discontinued operations	2	4	(50.0)%	3	(33.3)%

Host Inc.:
Net income attributable to non-controlling interests	$2	$1	100.0%	$1	100.0%
Net income attributable to Host Inc.	119	62	91.9%	82	45.1%

Host L.P.:
Net income attributable to non-controlling interest	$1	$—	100.0%	$—	100.0%
Net income attributable to Host L.P.	120	63	90.5%	83	44.6%

	Year-to-date ended			Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase (Decrease)	As Reported June 15, 2012	% Increase (Decrease)
Revenues:
Owned hotel revenues	$2,633	$2,457	7.2%	$2,146	22.7%
Other revenues (a)	30	135	(77.8)%	124	(75.8)%
Operating costs and expenses:
Property-level costs (b)	2,301	2,299	0.1%	2,034	13.1%
Corporate and other expenses (c)	63	47	34.0%	43	46.5%
Operating profit	299	246	21.5%	193	54.9%
Interest expense	179	193	(7.3)%	180	(0.6)%
Benefit (provision) for income taxes	(7)	(4)	75.0%	1	NM
Income from continuing operations	154	63	NM	25	NM
Income from discontinued operations	27	59	(54.2)%	58	(53.4)%

Host Inc.:
Net income attributable to non-controlling interests	$6	$5	20.0%	$3	100.0%
Net income attributable to Host Inc.	175	117	49.6%	80	NM

Host L.P.:
Net income attributable to non-controlling interest	$4	$3	33.3%	$2	100.0%
Net income attributable to Host L.P.	177	119	48.7%	81	NM

(a)

Both the quarter and year-to-date periods ended June 30, 2012 (As Adjusted) and June 15, 2012 (as reported), respectively, include the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”). These leases expired on December 31, 2012.

(b)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate and other expenses. For the quarter and year-to-date periods ended June 30, 2012 (As Adjusted) and June 15, 2012 (as reported), the amounts include costs associated with the properties leased from HPT.

(c)	Amount for the quarter and year-to-date 2013 includes an $8 million accrual related to the San Antonio Rivercenter litigation. See Legal Proceedings for further detail.

N/M=Not meaningful.

The following tables reflect certain hotel operating statistics:

	Quarter ended			Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase	June 30, 2013	As Adjusted June 30, 2012	% Increase
Comparable hotel operating statistics (a):
RevPAR	$162.69	$153.39	6.1%	$152.51	$144.34	5.7%
Average room rate	$203.79	$194.96	4.5%	$200.42	$192.13	4.3%
Average occupancy	79.8%	78.7%	1.2 pts.	76.1%	75.1%	1.0 pts.

(a)	Comparable hotel operating statistics for the quarter and year-to-date periods ended June 30, 2013 and 2012, respectively, are based on 109 comparable hotels as of June 30, 2013.

	Quarter ended			Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase	June 30, 2013	As Adjusted June 30, 2012	% Increase
All hotel operating statistics (a):
RevPAR	$162.20	$149.18	8.7%	$151.87	$140.88	7.8%
Average room rate	$204.39	$191.94	6.5%	$200.69	$189.40	6.0%
Average occupancy	79.4%	77.7%	1.6 pts.	75.7%	74.4%	1.3 pts.

(a)

Operating statistics are for all properties for the quarter and year-to-date periods ended June 30, 2013 and 2012 (As Adjusted), respectively, and include the results of operations for certain hotels prior to their disposition.

2013 Compared to 2012

Hotel Sales Overview

The following tables reflect revenues and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended			Quarter ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase (Decrease)	As Reported June 15, 2012	% Increase (Decrease)
Revenues:
Rooms	$903	$825	9.5%	$798	13.2%
Food and beverage	425	384	10.7	386	10.1
Other	79	77	2.6	77	2.6
Owned hotel revenues	1,407	1,286	9.4	1,261	11.6
Other revenues	13	69	(81.2)	65	(80.0)
Total revenues	$1,420	$1,355	4.8	$1,326	7.1

	Year-to-date ended			Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase (Decrease)	As Reported June 15, 2012	% Increase (Decrease)
Revenues:
Rooms	$1,677	$1,552	8.1%	$1,346	24.6%
Food and beverage	800	753	6.2	665	20.3
Other	156	152	2.6	135	15.6
Owned hotel revenues	2,633	2,457	7.2	2,146	22.7
Other revenues	30	135	(77.8)	124	(75.8)
Total revenues	$2,663	$2,592	2.7	$2,270	17.3

Total revenues increased $65 million, or 4.8%, to $1,420 million and $71 million, or 2.7%, to $2,663 million for the second quarter and year-to-date of 2013, respectively, as compared to the corresponding 2012 As Adjusted periods. These increases reflect revenue growth at our comparable hotels, incremental revenues of $31 million and $52 million for the second quarter and year-to-date of 2013, respectively, for the Grand Hyatt Washington, which was acquired June 16, 2012, and revenue growth from our non-comparable hotels that were under renovation in the prior year.  These increases were partially offset by $61 million and $114 million of other revenues recorded in the 2012 As Adjusted second quarter and year-to-date respectively, for hotels leased from Hospitality Properties Trust. These leases were terminated on December 31, 2012. Revenues and expenses for five properties sold in 2012 and 2013 have been reclassified to discontinued operations and, accordingly, are excluded from the revenues and expenses discussed in this section.

Rooms.  Rooms revenues increased $78 million, or 9.5%, to $903 million and $125 million, or 8.1%, to $1,677 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. For our comparable hotels, rooms revenues increased 6.2% and 5.1% for the second quarter and year-to-date of 2013, respectively. For the second quarter of 2013, comparable RevPAR increased 6.1% due to a 4.5% increase in average room rates and a 120 basis point increase in average occupancy. For year-to-date of 2013, comparable RevPAR increased 5.7% due to a 4.3% increase in average room rates and a 100 basis point increase in average occupancy. The increase in rooms revenues due to the incremental revenue from the Grand Hyatt Washington was approximately 2.3% and 2.1% for the second quarter and year-to-date of 2013, respectively.

Food and beverage. Food and beverage (“F&B”) revenues increased $41 million, or 10.7%, to $425 million and $47 million, or 6.2%, to $800 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. For our comparable hotels, F&B revenues increased 6.6% and 3.0% for the second quarter and year-to-date of 2013, respectively, driven by strong banquet revenue growth. The increase in F&B revenues due to the incremental revenue from the Grand Hyatt Washington was approximately 2.9% and 2.5% for the second quarter and year-to-date of 2013, respectively.

Other revenues from owned hotels. For the second quarter and year-to-date of 2013, other revenues from owned hotels increased $2 million, or 2.6%, to $79 million and $4 million, or 2.6%, to $156 million, respectively, compared to the 2012 As Adjusted second quarter and year-to-date. The increase in other revenues from owned hotels due to the incremental revenue from the Grand Hyatt Washington was approximately 1.0% and 0.8% for the second quarter and year-to-date of 2013, respectively.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital projects during these periods. As of June 30, 2013, 109 of our 118 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 30, 2013 and 2012, respectively:

Comparable Hotels by Property Type (a)

	As of June 30, 2013		Quarter ended June 30, 2013			As Adjusted Quarter ended June 30, 2012
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	56	34,958	$218.83	82.1%	$179.74	$210.29	80.8%	$169.82	5.8%
Suburban	29	10,568	162.62	73.9	120.20	151.89	73.5	111.70	7.6
Resort/Conference	13	6,356	246.46	73.1	180.20	238.71	71.9	171.74	4.9
Airport	11	5,168	133.22	84.6	112.70	125.86	83.4	104.95	7.4
All Types	109	57,050	203.79	79.8	162.69	194.96	78.7	153.39	6.1

	As of June 30, 2013		Year-to-date ended June 30, 2013			As Adjusted Year-to-date ended June 30, 2012 (b)
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	56	34,958	$208.72	77.2%	$161.19	$202.34	76.0%	$153.75	4.8%
Suburban	29	10,568	162.09	70.2	113.72	151.50	70.5	106.81	6.5
Resort/Conference	13	6,356	271.40	76.4	207.23	256.86	74.3	190.94	8.5
Airport	11	5,168	131.87	80.2	105.82	125.54	79.8	100.15	5.7
All Types	109	57,050	200.42	76.1	152.51	192.13	75.1	144.34	5.7

(a)	For further discussion, see “—Change in Reporting Periods” and “Comparable Hotel Operating Statistics”.

(b)	The As Adjusted year-to-date ended June 30, 2012 results include one additional day of operations in February compared to the year-to-date ended June 30, 2013 due to the 2012 leap year.

During the second quarter and year-to-date of 2013, comparable hotel RevPAR increased across all of our hotel property types. In the second quarter, our suburban properties led the portfolio as a result of a 7.1% increase in average room rate and a 0.4 percentage point increase in average occupancy as high occupancy levels and demand in urban markets has helped to drive demand in the adjacent suburban markets.  For the second quarter, our urban hotels experienced RevPAR growth of 5.8%, driven by Atlanta, Chicago and our west coast markets, partially offset by weakness in Washington, D.C. and Boston. For the year-to-date of 2013, the resort/conference properties led the portfolio with an increase in RevPAR of 8.5% as a result of a 5.7% increase in average room rate and a 2.1 percentage point increase in average occupancy, driven by strong growth at our Florida and Hawaiian resorts. For our resort properties, the shift in the Easter holiday from the second quarter in 2012 to the first quarter in 2013 caused weakness for the second quarter; however, this shift did not impact the more comparable year-to-date results.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of June 30, 2013 and 2012, respectively:

Comparable Hotels by Region (a)

	As of June 30, 2013		Quarter ended June 30, 2013			As Adjusted Quarter ended June 30, 2012
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	26	16,548	$192.27	81.0%	$155.65	$181.13	79.2%	$143.53	8.4%
Mid-Atlantic	11	8,638	263.42	88.0	231.74	257.67	85.3	219.68	5.5
South Central	9	5,695	167.82	73.9	123.94	155.82	73.5	114.46	8.3
D.C. Metro	12	5,418	208.14	82.9	172.59	206.98	82.9	171.52	0.6
North Central	11	4,782	181.67	79.7	144.80	167.76	77.6	130.12	11.3
Florida	8	3,680	220.39	75.9	167.26	207.27	77.4	160.34	4.3
New England	6	3,672	210.17	84.6	177.73	208.21	83.6	174.07	2.1
Mountain	7	2,885	164.62	69.1	113.75	156.25	69.4	108.39	4.9
Atlanta	6	2,183	184.51	73.3	135.28	171.10	71.0	121.46	11.4
Asia-Pacific	6	1,255	150.60	80.0	120.42	141.45	75.3	106.57	13.0
Canada	3	1,219	186.61	71.4	133.19	178.69	69.2	123.71	7.7
Latin America	4	1,075	245.84	62.6	153.97	239.34	71.5	171.09	(10.0)
All Regions	109	57,050	203.79	79.8	162.69	194.96	78.7	153.39	6.1

	As of June 30, 2013		Year-to-date ended June 30, 2013			As Adjusted Year-to-date ended June 30, 2012 (b)
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	26	16,548	$193.12	77.6%	$149.95	$184.61	77.5%	$143.04	4.8%
Mid-Atlantic	11	8,638	243.28	81.8	199.09	238.03	78.5	186.76	6.6
South Central	9	5,695	169.28	74.8	126.60	156.26	74.3	116.13	9.0
D.C. Metro	12	5,418	205.34	75.0	154.10	203.21	74.7	151.78	1.5
North Central	11	4,782	164.20	70.7	116.10	154.40	71.1	109.75	5.8
Florida	8	3,680	253.48	80.2	203.17	233.38	79.0	184.47	10.1
New England	6	3,672	188.97	74.5	140.85	187.02	71.1	132.95	5.9
Mountain	7	2,885	180.70	68.5	123.80	173.50	68.7	119.25	3.8
Atlanta	6	2,183	180.46	72.1	130.08	171.43	69.7	119.55	8.8
Asia-Pacific	6	1,255	157.26	81.9	128.73	150.20	78.7	118.15	9.0
Canada	3	1,219	182.55	67.9	123.87	175.99	65.6	115.37	7.4
Latin America	4	1,075	243.80	65.0	158.37	240.00	71.9	172.60	(8.2)
All Regions	109	57,050	200.42	76.1	152.51	192.13	75.1	144.34	5.7

(a)	For further discussion, see “—Change in Reporting Periods” and “Comparable Hotel Operating Statistics”.

(b)	The As Adjusted year-to-date ended June 30, 2012 results include one additional day of operations in February compared to the year-to-date ended June 30, 2013 due to the 2012 leap year.

For the second quarter, our top performing regions were our Atlanta and North Central, with an 11.4% and 11.3% RevPAR growth, respectively.  The improvement in the Atlanta market reflects a 7.8% increase in average room rate and occupancy growth of 2.3 percentage points, driven by the NCAA Final Four basketball tournament held in early April. The improvement in our North Central region was driven by our Chicago market with a RevPAR improvement of 10.9% primarily resulting from an 8.6% increase in average room rate as strong city-wide group demand allowed our operators to increase transient average room rates.

For the second quarter of 2013, our Pacific region RevPAR increased 8.4%, as a result of a 6.2% increase in average room rate and a 1.8 percentage point increase in average occupancy to 81%.  All of our markets in this region had notable improvements in RevPAR.  Our best performing market in this region was Seattle with an increase in RevPAR of 14.5%, as a result of a 9.0% increase in average room rate and occupancy growth of 3.8 percentage points which was driven by strength in both group and transient demand that allowed our hotels to increase average daily rates. RevPAR for our San Francisco, Los Angeles and Orange County markets increased 11.2%, 8.8% and 8.1%, respectively, primarily as a result of increases in average room rate driven by a mix shift towards more highly-rated transient and group business.  In addition, our Hawaii market RevPAR increased 5.5%, as a result of a 3.3% increase in average room rate and occupancy growth of 1.7 percentage points driven by strong group demand which was partially offset by the effects of the construction of the timeshare property adjacent to our Hyatt Regency Maui Resort & Spa. Our San Diego market rebounded from a weak first quarter as RevPAR increased 5.1%, as a result of occupancy growth of 2.9 percentage points and a 1.3% increase in average room rate due to improvements in both group and transient demand.

For the second quarter of 2013, our South Central region RevPAR increased 8.3%, primarily as a result of 7.7% increase in average room rate. Our Houston market RevPAR increased 16.1%, primarily as a result of a 15.0% increase in average room rate which resulted from a very strong shift towards highly-rated corporate transient and group business.  Other markets in the region include San Antonio, with 6.8% RevPAR growth, and New Orleans, with 3.6% RevPAR growth.

Our Mid-Atlantic region RevPAR increased 5.5% for the second quarter of 2013 as a result of a 2.7 percentage point increase in average occupancy and a 2.2% increase in average room rate.  Our New York market RevPAR increased 5.7% as a result of occupancy growth of 3.8 percentage points and a 1.4% increase in average room rate.  The New York market was negatively affected by the overall supply growth in the city.  Our Philadelphia market RevPAR increased 4.4%, as a result of a 3.0% increase in average room rate and an occupancy growth of 1.1 percentage points. As a result of city wide weakness and cancelations related to the Boston Marathon bombing, RevPAR for our Boston hotels increased only 2.2% for the second quarter.

For our D.C. Metro region, RevPAR improved slightly to 0.6% driven by a 0.6% increase in average room rate. The underperformance for the market reflects reduced government-related travel due to the sequester.

RevPAR for our Asia-Pacific region increased 12.5% in constant dollars driven by strong rate growth in both transient and group business at our Hilton Melbourne South Wharf and New Zealand properties due to a shift in business to higher-rated corporate and leisure travel from discount business.  Our Latin American region RevPAR decreased 10.6% in constant dollars as a result of extensive renovations at our JW Marriott Hotel Mexico City and an overall decrease in demand at our JW Marriott Hotel Rio de Janeiro and our Chilean properties, which were negatively affected by the civil unrest in Brazil and an economic slowdown in the region.

Hotels Sales by Business Mix

The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 94 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Transient revenues increased 6.4% for the second quarter and 7.7% year-to-date, respectively, compared to the 2012 As Adjusted period reflecting a 3.6% increase in average room rate and 2.7% increase in room nights for the quarter and a 4.1% increase in average room rate and 3.5% increase in room nights year-to-date. The increase in the average rate for the quarter reflects the positive mix shift to our more highly-rated retail/corporate business from the discount transient business and our contract business.  Transient revenues also benefited in the second quarter from the timing of the Easter holiday, leading to increases in occupancy and room rates in our corporate segments.

Group revenues increased 6.2% and 1.3% for the second quarter and year-to-date, respectively, compared to the 2012 As Adjusted period reflecting a 3.7% increase in average room rate and 2.4% increase in room nights for the quarter while year-to-date average room rate increased 2.6% and room nights declined 1.2%. The increase in group demand for the quarter reflects business that had already been booked during previous quarters (primarily in 2012 and the first quarter of 2013). However, the overall improvement was negatively affected by weakness in group bookings made in the quarter, for the quarter. The increase in average room rate in the second quarter reflected a positive shift in segment mix as corporate group demand increased 14.8% leading to revenue growth of

17.9% as the increase in group business on the books prior to the start of the quarter allowed our operators to implement aggressive pricing strategies.

Property-level Operating Expenses

The following tables reflect property-level operating expenses and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended			Quarter ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase (Decrease)	As Reported June 15, 2012	% Increase (Decrease)
Expenses:
Rooms	$230	$215	7.0%	$206	11.7%
Food and beverage	290	273	6.2	268	8.2
Other departmental and support expenses	322	313	2.9	306	5.2
Management fees	66	56	17.9	55	20.0
Other property-level expenses	93	148	(37.2)	140	(33.6)
Depreciation and amortization	174	166	4.8	153	13.7
Total property-level operating expenses	$1,175	$1,171	0.3	$1,128	4.2

	Year-to-date ended			Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012	% Increase (Decrease)	As Reported June 15, 2012	% Increase (Decrease)
Expenses:
Rooms	$448	$420	6.7%	$364	23.1%
Food and beverage	567	540	5.0	474	19.6
Other departmental and support expenses	634	622	1.9	545	16.3
Management fees	114	100	14.0	87	31.0
Other property-level expenses	189	292	(35.3)	263	(28.1)
Depreciation and amortization	349	325	7.4	301	15.9
Total property-level operating expenses	$2,301	$2,299	0.1	$2,034	13.1

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which excludes depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. Operating expenses in the second quarter and year-to-date ended June 30, 2013, also included the operations of the Grand Hyatt Washington, which increased our total property-level operating expenses by an incremental $22 million and $41 million, respectively.

Rooms. Rooms expenses increased $15 million, or 7.0%, to $230 million and $28 million, or 6.7%, to $448 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods, reflecting higher wages, benefits and travel agent commissions. Rooms expenses in the second quarter and year-to-date ended June 30, 2013 also included the operations of the Grand Hyatt Washington, which increased our total rooms expenses by an incremental $4 million and $6 million, respectively.

Food and beverage. Food and beverage costs increased $17 million, or 6.2%, to $290 million and $27 million, or 5.0%, to $567 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. Comparable food and beverage expenses increased just $7 million and $9 million for the second quarter and year-to-date ended June 30, 2013, respectively.  Our banquet and audio visual business mix increased, helping to control increases in F&B expenses.  In addition, F&B controllable expenses, excluding cost of goods sold, were lower as a percentage of F&B revenue.  F&B expenses in the second quarter and year-to-date ended June 30, 2013 also included the operations of the Grand Hyatt Washington, which increased our total F&B expenses by an incremental $7 million and $12 million, respectively.

Other departmental and support expenses. Other departmental and support expenses increased $9 million, or 2.9%, to $322 million and $12 million, or 1.9%, to $634 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods, primarily due to wages and benefits, and loyalty reward programs.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $4 million, or 9.5%, to $46 million and $5 million, or 6.3%, to $85 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased $8 million to $23 million and $13 million to $35 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $55 million, or 37.2%, to $93 million and $103 million, or 35.3%, to $189 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. The decline in other property-level expenses reflects $59 million and $116 million of expenses that were recorded in the 2012 As Adjusted second quarter and year-to-date, respectively, for hotels leased from Hospitality Properties Trust. These leases were terminated on December 31, 2012.  Excluding the effects of the termination of the Hospitality Properties Trust leases, other property-level expenses increased $4 million and $13 million for the second quarter and year-to-date of 2013, respectively, primarily due to increased real estate and property taxes and insurance costs.

Depreciation and amortization. Depreciation and amortization increased $8 million, or 4.8%, to $174 million and $24 million, or 7.4%, to $349 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods due primarily to capital projects completed at our properties in 2012 and early 2013 and the acquisition of the Grand Hyatt Washington.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses increased $15 million, or 68.2%, to $37 million and $16 million, or 34.0%, to $63 million for the second quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods, primarily due to the recognition of a litigation loss of $8 million in the second quarter, as well as an increase in compensation expenses due to an increase in the number of employees and improvement in Host Inc.’s stock price for stock-based awards.

Interest income.  Interest income declined $2 million in the quarter and $5 million year-to-date. Interest income in 2012 included a note receivable that was secured by a portfolio of five hotels that matured in the fourth quarter of 2012.

Interest expense. Interest expense increased $4 million, or 4.0%, to $103 million for the second quarter and decreased $14 million, or 7.3%, to $179 million for year-to-date of 2013, compared to the corresponding 2012 As Adjusted periods, respectively. The changes in interest expense in the second quarter and year-to-date reflect debt extinguishment costs of $33 million in 2013 compared to $13 million in 2012, which substantially were offset by lower interest costs due to the refinancing of debt at lower weighted average interest rates. Excluding debt extinguishment costs, interest expense declined $16 million for the second quarter and $34 million for the year-to-date compared to the 2012 As Adjusted periods.

Equity in earnings of affiliates.  These earnings primarily reflect our approximate one-third minority interest in the Euro JV which owns 19 properties in eight countries. The increase in earnings is a result of the acquisition of six properties during 2012, as well as a 2.6% RevPAR growth in constant euros for the second quarter, for the remainder of the properties.

Net gains on property transactions and other. For the second quarter of 2013, the increase in net gains on property transactions and other primarily represents the $21 million gain on sale of land adjacent to our Newport Beach Marriott Hotel & Spa. In addition, the year-to-date 2013 includes the recognition of a previously deferred $11 million gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for highway expansion at the Atlanta Marriott Perimeter Center. We received the cash proceeds in 2007 for the eminent domain claim, but could not recognize the gain until certain requirements were completed.

Benefit (provision) from income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The $15 million and $14 million income tax provision recorded in the second quarter of 2013 and the 2012 As Adjusted, respectively, and the $7 million and $4 million income tax provision recorded in the year-to-date of 2013 and 2012 As Adjusted, respectively, primarily reflects year-over-year improvements in property operations recognized by our TRS, as well as an increase in foreign taxes.

Income from discontinued operations. The income from discontinued operations for the year-to-date 2013 primarily consists of the $19 million gain recorded and the $10 million of previously deferred key money recognized as a result of the sale of the Atlanta Marriott Marquis. As part of our decision to invest in ROI and other capital expenditures or in conjunction with the possible acquisition or disposition of properties, we may enter into negotiations with our operators to amend management agreements for which we may receive cash compensation, which is referred to as key money. Key money is considered deferred revenue and recognized over the life of the related management agreements as a reduction to management fee expense. The income from discontinued operations for the 2012 As Adjusted year-to-date primarily consists of the $48 million gain recorded as a result of the sale of San Francisco Airport Marriott. Income from discontinued operations also includes the operations of The Ritz-Carlton, San Francisco through its sale on June 28, 2013.  In connection with the sale of The Ritz-Carlton, San Francisco, we recorded a deferred gain of approximately $25 million, $14 million of which we expect to recognize in the third quarter of 2013 after certain post-closing obligations are met. The remainder of the deferred gain is subject to performance guarantees through which we have guaranteed certain annual net operating profit levels for the hotel through 2016, with a maximum payment of $4 million per year, not to exceed $11 million in total.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P. and the issuance of stock by Host Inc. Host L.P. generates the capital required by our business through its operations, the direct or indirect incurrence of indebtedness, the issuance of OP units, or the sale of properties. Host Inc. is a REIT and its only material asset is the ownership of partnership interests of Host L.P.; therefore, all of its activities are conducted through Host L.P., except for the issuance of its common stock and preferred stock. However, proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources of each entity as the discussion below can be applied to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide stability and financial flexibility, given the inherent volatility in the lodging industry. During the second quarter of 2013, we continued to focus on strategically decreasing our debt-to-EBITDA (leverage) ratio and on increasing our interest coverage ratio through (i) equity issuances and dispositions to fund future acquisitions, and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates.

Our debt profile is structured to allow us to access different forms of financing, primarily senior notes, exchangeable debentures and credit facility draws, as well as mortgage debt in the U.S. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. As of June 30, 2013, 105 of our 118 hotels are unencumbered by mortgage debt and approximately 83% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On June 17, 2013, we declared a dividend of $0.11 per share of Host Inc.’s common stock. The dividend, which totaled approximately $82 million, was paid on July 15, 2013. See also “—Dividend Policy” for more information.

Capital Resources. As of June 30, 2013, we had $393 million of cash and cash equivalents and $798 million available under our credit facility. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities, and fund our capital expenditures program. We depend primarily on external sources of capital or proceeds from asset sales to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current at-the-market equity program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt, taking advantage of favorable market conditions, when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

In February of 2013, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). As of June 30, 2013, we have $300 million available under this authority. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and NAREIT Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

During the second quarter of 2013, we issued 4.8 million shares of Host Inc. common stock, at an average price of $18.31 per share, for proceeds of approximately $87 million, net of $1 million in commissions under our 2012 “at-the-market” equity program. The net proceeds were used to fund a portion of the acquisition price of the Hyatt Place Waikiki Beach and for general corporate purposes. At June 30, 2013, we had $110 million of remaining capacity under this program.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $158 million to $460 million for the year-to-date period ended June 30, 2013. This increase is due to the effects of the change in the calendar quarter, which accounted for approximately 34% of the increase, and due to improved operations at our hotels.

Cash Used in Investing Activities. Cash used in investing activities is primarily for the acquisition of property, for capital expenditures on our existing portfolio and to fund our investment in joint ventures. For the year-to-date 2013, we invested $432 million for the acquisition of one hotel, new development, to invest in our joint ventures and for capital expenditures at our existing properties.  For 2012, we invested $379 million to acquire land for development, to invest in our joint ventures and for capital expenditures at our existing properties. Cash for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures was $69 million and $162 million for 2013 and 2012, respectively.  Cash provided by investing activities was $446 million and $108 million from the sale of two hotels and a parcel of land in 2013 and one hotel in 2012, respectively.

The following table summarizes significant acquisitions and dispositions that have been completed as of August 5, 2013 (in millions):

Transaction Date	Description of Transaction	Investment Price
Acquisitions/Investments
May - June	Investment in Euro JV	$(48)
May	Acquisition of Hyatt Place Waikiki Beach (a)	(139)
	Total acquisitions/investments	$(187)

		Sales price
Dispositions
June	Disposition of The Ritz-Carlton, San Francisco (b)	$161
April	Sale of land adjacent to Newport Beach Marriott Hotel & Spa	24
January	Disposition of Atlanta Marriott Marquis (c)	293
	Total dispositions	$478

(a)	Purchase price includes $0.5 million for the FF&E replacement fund.

(b)

Proceeds were $146 million, net of $9 million for the FF&E replacement fund paid by the purchaser and $6 million for working capital, transfer taxes, commissions and other fees. Under a performance guarantee, we have guaranteed certain annual net operating profit levels for the hotel. The guarantee has a maximum payout of $11 million.

(c)	Proceeds were $276 million, net of $17 million for the FF&E replacement fund paid by the purchaser.

Cash Used in Financing Activities. Cash used in financing activities is primarily for the repayment of the principal amount of debt and dividends on common stock or distribution on OP Units.  Cash used in financing activities was $1,198 million and $1,097 million for year-to-date 2013 and 2012, respectively.  Cash provided by financing activities is primarily from the issuance of senior debt, mortgage loans or draws on the credit facility and the issuance of common stock or OP Units.   Cash provided by financing activities was $744 million and $703 million for year-to-date 2013 and 2012, respectively.

The following table summarizes significant issuances, net of deferred financing costs, or repayments of debt, including premiums, that have been completed through August 5, 2013 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt Issuances
April-June	Net draw on revolver portion of credit facility	$48
March	Proceeds from the issuance of $400 million of 3 3∕4% Series D senior notes	396
	Total issuances	$444
Cash Repayments
June	Redemption of $200 million of 6 3∕4% Series Q senior notes	$(202)
May	Repayment of mortgage loan on the Orlando World Center Marriott	(246)
May	Redemption of $400 million of 9% Series T senior notes	(418)
February	Repayment on revolver portion of credit facility	(100)
	Total cash repayments	$(966)
Non-cash Debt Transaction
March	Exchange of a portion of the 2004 Debentures for common stock	$(174)
	Total non-cash debt transactions	$(174)

The following table summarizes significant equity transactions that have been completed through August 5, 2013 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Equity of Host Inc.
January – July	Dividend payments (a)	$(222)
January – June	Issuance of approximately 10.9 million common shares under Host Inc.’s “at the-market” equity program (b)	188
	Total proceeds	$(34)
Non-cash Equity Transaction
March	Issuance of approximately 11.7 million common shares through the exchange of the 2004 Debentures (c)	$174
	Total non-cash equity transactions	$174

(a)	In connection with the dividends, Host L.P. made distributions of $225 million.

(b)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 10.7 million common OP units.

(c)	In connection with the exchange, Host L.P. issued approximately 11.5 million common OP Units.

Debt

As of June 30, 2013, our total debt was $4,724 million with an average interest rate of 5.0% and an average maturity of 5.6 years. Additionally, 76% of our debt has a fixed rate of interest and 105 of our hotels were unencumbered by mortgage debt.

Exchangeable Senior Debentures. As of June 30, 2013, we have $400 million of 2 1∕2% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain other subsequent dates. Holders of the 2009 Debentures also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 130% of the exchange price per share for at least 20 of the last 30 consecutive trading days of the calendar quarter or at any time up to two days prior to the date on which the

2009 Debentures have been called for redemption. We can redeem for cash all, or part of, any of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the 2009 Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. The 2009 Debentures are not exchangeable by holders at this time. Currently, each $1,000 Debenture would be exchanged for 73.7261 Host Inc. common shares (for an equivalent per share price of $13.56), for a total of 29.5 million shares.

We account separately for the liability and equity components of our 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the 2009 Debentures, which is the expected life of the debt. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance was $316 million and $82 million, respectively. As of June 30, 2013, the debt carrying value and unamortized discount were $363 million and $37 million, respectively.

Interest expense recorded for our debentures (including interest expense for debentures redeemed in 2013 and 2012) for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	June 30,	June 15,	June 30,	June 15,
	2013	2012	2013	2012
Contractual interest expense (cash)	$2	$4	$5	$10
Non-cash interest expense due to discount amortization	4	4	8	9
Total interest expense	$6	$8	$13	$19

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants would not be an event of default thereunder.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of June 30, 2013:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio (a)	3.6x	Maximum ratio of 7.25x
Fixed charge coverage ratio	4.2x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	6.2x	Minimum ratio of 1.75x

(a)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants.

Series D Senior Notes

We are in compliance with all of the financial covenants applicable to our Series D senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of June 30, 2013:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	423%	Minimum ratio of 150%
Total indebtedness to total assets	25%	Maximum ratio of 65%
Secured indebtedness to total assets	4%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	5.5x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series other than the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of June 30, 2013 and the covenant requirement contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*	Covenant Requirement
Unencumbered assets tests	431%	Minimum ratio of 125%
Total indebtedness to total assets	25%	Maximum ratio of 65%
Secured indebtedness to total assets	3%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	5.5x	Minimum ratio of 2.0x

*

Because of differences in the calculation methodology between our Series D senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported can be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Euro JV Fund I (11 hotels, 3,511 rooms) and a 33.4% interest in Euro JV Fund II (8 hotels, 2,601 rooms). At June 30, 2013, hotel investments by the Euro JV totaled €1.8 billion with €927 million of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. On April 17, 2013, the Euro JV partners executed an amendment of the Euro JV partnership agreement in order to provide the funds necessary for a €95 million principal reduction associated with the extension of a mortgage loan secured by a portfolio of five properties, as well as to provide funds for general joint venture purposes. On June 20, 2013, the Euro JV refinanced the mortgage loan, extending the maturity date to 2016, with a one year extension option subject to meeting certain conditions. The loan has a fixed and floating rate component with an initial interest rate of 4.5%. In connection with the refinancing, the joint venture reduced the outstanding principal amount of the mortgage loan from €337 million to €242 million. We funded our portion of the principal reduction, as well as certain closing costs and other funding requirements, through a €37 million ($48 million) draw on our credit facility. On June 25, 2013, the Euro JV partners executed another amendment of the Euro JV partnership agreement in order to extend the commitment period of Euro JV Fund II by one year to June 2014 through the exercise of the extension option.

Asian Joint Venture

We own a 25% non-controlling interest in a joint venture (the “Asia/Pacific JV”) that owns the 278-room Four Points by Sheraton Perth in Perth, Australia and a 36% non-controlling interest in a joint venture in India that owns two hotels, with an additional five hotels under development, totaling 1,750 rooms for an estimated $325 million of construction costs. The seven Indian hotels will be operated under the Pullman, Novotel and ibis brands.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 30, 2013, Host Inc. is the owner of approximately 98.7% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should take into account the 1.3% non-controlling interest in the Host L.P. common OP units when analyzing common dividend payments by Host Inc. to its stockholders, as these common OP unit holders share, on a pro rata basis, in cash amounts distributed by Host L.P. to all of its common OP unit holders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income. The amount of any future dividends will be determined by the Board of Directors of Host Inc.

On June 17, 2013, the Board of Directors of Host Inc. declared a regular dividend of $0.11 per share on our common stock, an increase of $0.01 per share from the previous quarter. This dividend was paid on July 15, 2013 to stockholders of record as of June 28, 2013. Accordingly, Host L.P. made a distribution of $.11236434 per unit on its common OP units. Year-to-date 2013, we have declared total dividends of $0.21 per share. For the full years ended 2012 and 2011, we declared dividends of $0.30 per share and $0.14 per share, respectively.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Comparable Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, adjusted operating profit and associated margins) for the periods included in this report on a comparable hotel basis to enable our investors to better evaluate our operating performance.

Because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments. We define our comparable hotels as properties:

(i)

that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the reporting periods being compared; and

(ii)	that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects (as further defined below) during the reporting periods being compared.

The hotel business is capital-intensive and renovations are a regular part of the business. Generally, hotels under renovation remain comparable hotels. A large scale capital project that would cause a hotel to be excluded from our comparable hotel set is an extensive renovation of several core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if the renovation would cause a hotel to be removed from the comparable hotel set, including unusual or exceptional circumstances such as: a reduction or increase in room count, rebranding, a significant alteration of the business operations, or the closing of the hotel during the renovation.

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the Westin Chicago River North in August of 2010. The

hotel was not included in our comparable hotel set until January 1, 2012. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 118 hotels that we owned on June 30, 2013, 109 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2013 are excluded from comparable hotel results for these periods:

•	Hyatt Place Waikiki Beach (acquired in May 2013);

•	Grand Hyatt Washington (acquired in July 2012);

•

The Westin New York Grand Central (business interruption due to re-branding of the hotel and extensive renovations, which included renovation of 774 guest rooms, lobby, public and meeting spaces, fitness center, restaurant and bar);

•	Two hotels in Christchurch, New Zealand (business interruption due to the closure of the hotels following an earthquake in 2011 and the subsequent extensive renovations);

•

Orlando World Center Marriott (business interruption due to extensive renovations, which include façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool, dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants);

•

Atlanta Marriott Perimeter Center (business interruption due to extensive renovations, which included renovation of the guest rooms, lobby, bar and restaurant and the demolition of one tower of the hotel);

•	Chicago Marriott O’Hare (business interruption due to extensive renovations, which included renovating every aspect of the hotel and shutting down over 200 rooms); and

•

Sheraton Indianapolis Hotel at Keystone Crossing (business interruption due to extensive renovations, which included the conversion of one tower of the hotel into apartments, reducing the room count, and the renovation of the remaining guest rooms, lobby, bar and meeting space).

The operating results of five hotels disposed of in 2013 and 2012 are not included in comparable hotel results for the periods presented herein.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical or future financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows:

•	Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P.,

•

Funds From Operations (“FFO”) and FFO per diluted share, both calculated in accordance with National Association of Real Estate Investment Trust (“NAREIT”) guidelines and with certain adjustments from those guidelines, as a measure of performance for Host Inc., and

•	Comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P.

The following discussion defines these measures and presents why we believe they are useful supplemental measures of our performance.

To facilitate comparison against a comparable period in 2012, we are presenting our above non-GAAP financial measures for the quarter and year-to-date ended June 30, 2013 and for the 2012 As Adjusted quarter and year-to-date ended June 30, 2012. We also present Adjusted EBITDA, NAREIT FFO per diluted share and Adjusted FFO per diluted share for our “as reported” quarter and year-to-date ended June 15, 2012. In addition, we present several line items from our statement of operations, such as net income, for the 2012 As Adjusted quarter and year-to-date periods. Because the presentation of these line items on an “As Adjusted” basis is not in accordance with GAAP, they also constitute non-GAAP financial measures. We present these measures because we believe that doing so provides investors and management with useful supplemental information for evaluating the period-to-period performance of our hotels. These results are, however, based on estimates. Our internal allocation methodology used to develop these estimates is based on assumptions, some of which may be inaccurate. For this reason, while management believes presentation of these supplemental measures is beneficial, investors are cautioned from placing undue reliance on the 2012 As Adjusted results and should consider these results together with the presentation of GAAP revenues, net income and expenses.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable to it. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2012, further explanations of the adjustment being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures, and the limitations on their use.

Other Reconciling Information

The following tables provide a reconciliation for revenue and property-level operating expenses for the quarter and year-to-date ended June 15, 2012 (as reported) and the quarter and year-to-date ended June 30, 2012 (As Adjusted) that are discussed elsewhere herein.

Reconciliation of Revenue for Quarter Ended June 30, 2012 As Adjusted

(in millions)

	Owned Hotels
	Rooms	Food and Beverage	Other	Total	Other Revenues	Total
For the quarter ended June 15, 2012 (As Reported)	$798	$386	$77	$1,261	$65	$1,326
Marriott-managed properties June 16, 2012 through June 30, 2012	69	27	5	101	—	101
Marriott-managed properties March 24, 2012 through March 31, 2012	(39)	(18)	(3)	(60)	—	(60)
Non-Marriott-managed properties—June 2012 operations	137	61	12	210	—	210
Non-Marriott-managed properties—March 2012 operations	(140)	(72)	(14)	(226)	—	(226)
Revenues—hotels leased from HPT and rental income June 16, 2012 through June 30, 2012 less March 24, 2012 through March 31, 2012	—	—	—	—	4	4
For the quarter ended June 30, 2012 (As Adjusted)	$825	$384	$77	$1,286	$69	$1,355

Reconciliation of Revenue for Year-to-Date Ended June 30, 2012 As Adjusted

(in millions)

	Owned Hotels
	Rooms	Food and Beverage	Other	Total	Other Revenues	Total
For the year-to-date ended June 15, 2012 (As Reported)	$1,346	$665	$135	$2,146	$124	$2,270
Marriott-managed properties June 16, 2012 through June 30, 2012	69	27	5	101	—	101
Non-Marriott-managed properties—June 2012 operations	137	61	12	210	—	210
Revenues—hotels leased from HPT and rental income June 16, 2012 through June 30, 2012	—	—	—	—	11	11
For the year-to-date ended June 30, 2012 (As Adjusted)	$1,552	$753	$152	$2,457	$135	$2,592

Reconciliation of Property-level Operating Expenses for Quarter Ended June 30, 2012 As Adjusted

(in millions)

	Rooms	Food and Beverage	Other Departmental and Support Expenses	Management Fees	Other Property- Level Expenses	Depreciation and Amortization	Total
For the quarter ended June 15, 2012 (As Reported)	$206	$268	$306	$55	$140	$153	$1,128
Marriott-managed properties June 16, 2012 through June 30, 2012	19	22	25	5	6	14	91
Marriott-managed properties March 24, 2012 through March 31, 2012	(9)	(14)	(14)	(2)	(4)	(7)	(50)
Non-Marriott-managed properties—June 2012 operations	37	44	52	8	13	10	164
Non-Marriott-managed properties—March 2012 operations	(38)	(47)	(56)	(10)	(12)	(4)	(167)
Expenses—hotels leased from HPT June 16, 2012 through June 30, 2012 less March 24, 2012 through March 31, 2012	—	—	—	—	5	—	5
For the quarter ended June 30, 2012 (As Adjusted)	$215	$273	$313	$56	$148	$166	$1,171

Reconciliation of Property-level Operating Expenses for Year-to-Date Ended June 30, 2012 As Adjusted

(in millions)

	Rooms	Food and Beverage	Other Departmental and Support Expenses	Management Fees	Other Property- Level Expenses	Depreciation and Amortization	Total
For the year-to-date ended June 15, 2012 (As Reported)	$364	$474	$545	$87	$263	$301	$2,034
Marriott-managed properties June 16, 2012 through June 30, 2012	19	22	25	5	6	14	91
Non-Marriott-managed properties—June 2012 operations	37	44	52	8	13	10	164
Expenses—hotels leased from HPT June 16, 2012 through June 30, 2012	—	—	—	—	10	—	10
For the year-to-date ended June 30, 2012 (As Adjusted)	$420	$540	$622	$100	$292	$325	$2,299

EBITDA and Adjusted EBITDA

Earnings before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”) is a commonly used measure of performance in many industries. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO and Adjusted FFO per diluted share, it is widely used by management in the annual budget process and for compensation programs.

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. Adjusted EBITDA also is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•

Real Estate Transactions – We exclude the effect of gains and losses, including the amortization of deferred gains, recorded on the disposition or acquisition of depreciable assets and property insurance gains in our consolidated statement of operations because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, material gains or losses based on the depreciated value of the disposed assets could be less important to investors given that the depreciated asset value often does not reflect its market value (as noted below for FFO).

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense from these investments, which are excluded from EBITDA. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investments. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments adjusted for any gains or losses on property transactions multiplied by our percentage ownership in the partnership or joint venture.

•

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships adjusted for any gains or losses on property transactions multiplied by the non-controlling partners’ percentage ownership in the partnership or joint venture.

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment losses recorded because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges, which are based off of historical cost account values, are similar to gains (losses) on dispositions and depreciation expense, both of which also are excluded from EBITDA.

•

Acquisition Costs – Under GAAP, costs associated with completed property acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

•

Litigation Gains and Losses – Effective April 1, 2013, we have excluded the effect of gains or losses associated with litigation recorded under GAAP that we consider outside the ordinary course of business, which is consistent with the definition of Adjusted FFO that we adopted effective January 1, 2011. We believe that including these items is not consistent with our ongoing operating performance.

In unusual circumstances, we also may adjust EBITDA for gains or losses that management believes are not representative of our current operating performance. For example, in the first quarter of 2013, management excluded the $11 million gain from the eminent domain claim for land adjacent to the Atlanta Marriott Perimeter Center for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of Adjusted EBITDA.

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P. (a)

(in millions)

	Quarter ended			Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012	As Reported June 15, 2012	June 30, 2013	As Adjusted June 30, 2012	As Reported June 15, 2012
Net income (b)(f)	$121	$63	$83	$181	$122	$83
Interest expense	103	99	94	179	193	180
Depreciation and amortization	174	166	153	349	325	301
Income taxes	15	14	12	7	4	(1)
Discontinued operations (c)	1	6	6	7	12	11
EBITDA (d)	414	348	348	723	656	574
Gain on dispositions (e)	—	—	—	(19)	(48)	(48)
Acquisition costs	1	—	—	1	—	—
Recognition of deferred gain on land condemnation (f)	—	—	—	(11)	—	—
Litigation loss (g)	8	—	—	8	—	—
Amortization of deferred gains	—	(1)	(1)	—	(2)	(2)
Equity investment adjustments:
Equity in earnings of affiliates	(6)	(4)	(5)	(4)	(5)	(3)
Pro rata Adjusted EBITDA of equity investments	18	11	10	26	16	12
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(4)	(4)	(4)	(10)	(10)	(10)
Adjusted EBITDA (d)	$431	$350	$348	$714	$607	$523

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “—Change in Reporting Periods.”

(b)

The difference of $(20) million in net income between the As Adjusted quarter ended June 30, 2012 and the as reported quarter ended June 15, 2012 includes estimated net income from June 16, 2012 through June 30, 2012 and excludes estimated net income from March 24, 2012 through March 31, 2012 for our Marriott-managed hotels and includes the June 2012 operations, which previously were reported in the third quarter 2012 results, and excludes the March 2012 operations for the remainder of the portfolio. The difference of $39 million in net income between the As Adjusted year-to-date period ended June 30, 2012 and the as reported year-to-date period ended June 15, 2012 reflects estimated net income from June 16, 2012 through June 30, 2012 for our Marriott-managed hotels, and the June 2012 operations for the remainder of the portfolio.

(c)	Reflects the interest expense, depreciation and amortization and incomes taxes included in discontinued operations.

(d)	EBITDA and Adjusted EBITDA include a gain of $21 million for the second quarter and year-to date ended June 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.

(e)	Reflects the gain recorded on the sale of one hotel in 2013 and 2012, respectively.

(f)

During the first quarter of 2013, we recognized a previously deferred gain of approximately $11 million related to the eminent domain claim by the State of Georgia for 2.9 acres of land at the Atlanta Marriott Perimeter Center for highway expansion, for which we received cash proceeds in 2007. We have included the gain in NAREIT FFO per diluted share, which is consistent with the treatment of gains recognized on the disposition of undepreciated assets. However, due to the significant passage of time since we received the proceeds, we have excluded the gain from Adjusted FFO per diluted share and Adjusted EBITDA for the quarter.

(g)

Effective April 1, 2013, we modified the definition of Adjusted EBITDA to exclude gains or losses associated with litigation outside the ordinary course of business, which is consistent with the definition of Adjusted FFO that we adopted effective January 1, 2011. On June 28, 2013, the Texas Supreme Court denied our Petition for Review on litigation related to the sale of land under the San Antonio Marriott Rivercenter in 2005. We have accrued $67 million related to this litigation, including $8 million in the second quarter, which we believe reflects substantially all of our obligation assuming we lose the appeal. We have $25 million in restricted cash that will be utilized to pay a portion of any judgment, assuming we lose the appeal. We are continuing to appeal this ruling.

FFO Measures

We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. NAREIT defines FFO as net income (calculated in accordance with GAAP), excluding gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata FFO of those entities on the same basis.

We believe that NAREIT FFO per diluted share is a useful supplemental measure of our operating performance and that the presentation of NAREIT FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization, impairments and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe such measures can facilitate comparisons of operating performance between periods and with other REITs, even though NAREIT FFO per diluted share does not represent an amount that accrues directly to holders of our common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance.

We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

•

Gains and Losses on the Extinguishment of Debt – We exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of the write-off of deferred financing costs from the original issuance of the debt being redeemed or retired. We also exclude the gains on debt repurchases and the original issuance costs associated with the retirement of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

•

Acquisition Costs –Under GAAP, costs associated with completed property acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

•

Litigation Gains and Losses – We exclude the effect of gains or losses associated with litigation recorded under GAAP that we consider outside the ordinary course of business. We believe that including these items is not consistent with our ongoing operating performance.

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in the first quarter of 2013, management excluded the $11 million gain from the eminent domain claim for land adjacent to the Atlanta Marriott Perimeter Center for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of NAREIT and Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share (a)

(in millions, except per share amount)

	Quarter ended			Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012 (a)	As Reported June 15, 2012	June 30, 2013	As Adjusted June 30, 2012 (a)	As Reported June 15, 2012
Net income (b)	$121	$63	$83	$181	$122	$83
Less: Net income attributable to non-controlling interests	(2)	(1)	(1)	(6)	(5)	(3)
Net income attributable to Host Inc.	119	62	82	175	117	80
Adjustments:
Gain on dispositions, net of taxes (c)	—	—	—	(19)	(48)	(48)
Amortization of deferred gains and other property transactions, net of taxes	—	(1)	(1)	—	(2)	(2)
Depreciation and amortization	174	171	158	350	336	311
Partnership adjustments	8	2	4	15	6	5
FFO of non-controlling interests of Host L.P.	(4)	(4)	(4)	(7)	(6)	(5)
NAREIT FFO (d)	297	230	239	514	403	341
Adjustments to NAREIT FFO:
Loss on debt extinguishment	37	14	14	37	14	14
Acquisition costs (e)	1	—	1	1	1	1
Recognition of deferred gain on land condemnation (f)	—	—	—	(11)	—	—
Litigation loss (g)	8	—	—	8	—	—
Loss attributable to non-controlling interests	(1)	—	—	—	—	—
Adjusted FFO (d)	$342	$244	$254	$549	$418	$356

For calculation on a per share basis:

Adjustments for dilutive securities (h):
Assuming conversion of Exchangeable Senior Debentures	$6	$8	$7	$13	$15	$14
Diluted NAREIT FFO	$303	$238	$246	$527	$418	$355
Diluted Adjusted FFO	$348	$252	$261	$562	$433	$370

Diluted weighted average shares outstanding-EPS	745.9	719.5	730.6	742.4	714.5	713.8
Assuming conversion of Exchangeable Senior Debentures	29.5	40.4	28.8	29.3	40.3	40.3
Diluted weighted average shares outstanding – NAREIT FFO and Adjusted FFO	775.4	759.9	759.4	771.7	754.8	754.1
NAREIT FFO per diluted share	$.39	$.31	$.32	$.68	$.55	$.47
Adjusted FFO per diluted share	$.45	$.33	$.34	$.73	$.57	$.49

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “—Change in Reporting Periods.”

(b)

The difference of $(20) million in net income between the As Adjusted quarter ended June 30, 2012 and the as reported quarter ended June 15, 2012 includes estimated net income from June 16, 2012 through June 30, 2012 and excludes estimated net income from March 24, 2012 through March 31, 2012 for our Marriott-managed hotels, and includes the June 2012 operations, which previously were reported in the third quarter 2012 results, and excludes the March 2012 operations for the remainder of the portfolio. The difference of $39 million in net income between the As Adjusted year-to-date period ended June 30, 2012 and the as reported year-to-date period ended June 15, 2012 reflects estimated net income from June 16, 2012 through June 30, 2012 for our Marriott-managed hotels, and the June 2012 operations for the remainder of the portfolio.

(c)	Reflects the gain recorded on the sale of one hotel in 2013 and 2012, respectively.

(d)	NAREIT and Adjusted FFO include a gain of $21 million for the second quarter and year-to-date ended June 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.

(e)

Includes approximately $1 million for the year-to-date ended June 30, 2012 As Adjusted and the quarter and year-to-date ended June 15, 2012 As Reported, related to our share of acquisition costs incurred by unconsolidated joint ventures.

(f)

We have excluded from Adjusted FFO the recognition of deferred gain on the land condemnation at the Atlanta Marriott Perimeter Center. Please see note (e) to the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P. for further discussion.

(g)	See footnote (g) to the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(h)

Earnings/loss per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses, adjusted operating profit and adjusted operating profit margin, on a comparable hotel, or “same store” basis as supplemental information for investors. For an explanation of which properties we considered to be “comparable hotels”, see “Comparable Hotel Operating Statistics” above.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein and a reconciliation of the differences between comparable hotel adjusted operating profits (loss), a non-GAAP financial measure, and operating profit (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) comparable hotel revenues and (ii) our total revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) comparable hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, are provided in the footnotes to the reconciliation:

Comparable Hotel Results for Host Inc. and Host L.P. (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012 (b)	June 30, 2013	As Adjusted June 30, 2012 (b)
Number of hotels	109	109	109	109
Number of rooms	57,050	57,050	57,050	57,050
Percent change in comparable hotel RevPAR	6.1%	—	5.7%	—
Operating profit margin (c)	14.6%	12.0%	11.2%	9.5%
Comparable hotel adjusted operating profit margin (c)	29.0%	27.2%	26.4%	25.0%
Comparable hotel revenues
Room	$845	$796	$1,575	$1,498
Food and beverage (d)	389	365	737	716
Other	76	72	151	142
Comparable hotel revenues (e)	1,310	1,233	2,463	2,356
Comparable hotel expenses
Room	214	205	417	399
Food and beverage (f)	267	260	524	515
Other	39	39	78	78
Management fees, ground rent and other costs	410	394	793	774
Comparable hotel expenses (g)	930	898	1,812	1,766
Comparable hotel adjusted operating profit	380	335	651	590
Non-comparable hotel results, net (h)	39	13	60	30
Earnings (loss) for hotels leased from HPT (i)	—	2	—	(2)
Depreciation and amortization	(174)	(166)	(349)	(325)
Corporate and other expenses (j)	(37)	(22)	(63)	(47)
Operating profit	$208	162	$299	246
Less: Estimated operating profit adjustments for the calendar period (b)		15		(53)
Operating profit for the periods March 24, 2012 through June 15, 2012 and January 1, 2012 through June 15, 2012 (as reported)		$177		$193

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “—Change in Reporting Periods”.

(b)

Comparable hotel results and statistics for June 30, 2012 are based on 2012 As Adjusted results. For the As Adjusted quarter ended June 30, 2012, adjustments for the calendar period reflect (i) estimated operations for the fifteen days from June 16, 2012 through June 30, 2012 less eight days from March 24, 2012 through March 31, 2012 for our Marriott-managed properties and (ii) for the remainder of the portfolio, the inclusion of the month of June 2012 results, which previously were reported in the third quarter 2012 results, and the exclusion of the March 2012 results. For the As Adjusted year-to-date ended June 30, 2012, adjustments for the calendar period reflect estimated operations for the fifteen days from June 16, 2012 through June 30, 2012 for our Marriott-managed properties and the month of June 2012 results for the remainder of the portfolio.

(c)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented  in the consolidated statements of operations, or amounts As Adjusted. Comparable margins are calculated using amounts presented in the above table.

(d)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended		Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012 (b)	June 30, 2013	As Adjusted June 30, 2012 (b)
Food and beverage per the consolidated statements of operations:
For the periods March 24, 2012 through June 15, 2012 and January 1, 2012 through June 15, 2012 (as reported)		$386		$665
Food and beverage adjustment for the calendar period (b)		(2)		88
For the quarter and year-to-date ended	$425	384	$800	753
Non-comparable hotel food and beverage sales	(44)	(27)	(82)	(55)
Food and beverage sales for the property for which we record rental income	8	8	19	18
Comparable food and beverage sales	$389	$365	$737	$716

(e)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended		Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012 (b)	June 30, 2013	As Adjusted June 30, 2012 (b)
Revenues per the consolidated statements of operations:
For the periods March 24, 2012 through June 15, 2012 and January 1, 2012 through June 15, 2012 (as reported)		$1,326		$2,270
Revenue adjustment for the calendar period (b)		29		322
For the quarter and year-to-date ended	$1,420	1,355	$2,663	2,592
Non-comparable hotel revenues	(123)	(74)	(227)	(149)
Hotel revenues for which we record rental income, net	13	13	27	27
Revenues for hotels leased from HPT (i)	—	(61)	—	(114)
Comparable hotel revenues	$1,310	$1,233	$2,463	$2,356

(f)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended		Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012 (b)	June 30, 2013	As Adjusted June 30, 2012 (b)
Food and beverage expenses per the consolidated statements of operations:
For the periods March 24, 2012 through June 15, 2012 and January 1, 2012 through June 15, 2012 (as reported)		$268		$474
Food and beverage expenses adjustment for the calendar period (b)		5		66
For the quarter and year-to-date ended	$290	273	$567	540
Non-comparable hotel food and beverage expenses	(28)	(18)	(54)	(36)
Food and beverage expenses for the property for which we record rental income	5	5	11	11
Comparable food and beverage expenses	$267	$260	$524	$515

(g)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended		Year-to-date ended
	June 30, 2013	As Adjusted June 30, 2012 (b)	June 30, 2013	As Adjusted June 30, 2012 (b)
Operating costs and expenses per the consolidated statements of operations:
For the periods March 24, 2012 through June 15, 2012 and January 1, 2012 through June 15, 2012 (as reported)		$1,149		$2,077
Operating costs and expenses adjustment for the calendar period (b)		44		269
For the quarter and year-to-date ended	$1,212	1,193	$2,364	2,346
Non-comparable hotel expenses	(84)	(61)	(167)	(119)
Hotel expenses for which we record rental income	13	13	27	27
Expense for hotels leased from HPT (i)	—	(59)	—	(116)
Depreciation and amortization	(174)	(166)	(349)	(325)
Corporate and other expenses	(37)	(22)	(63)	(47)
Comparable hotel expenses	$930	$898	$1,812	$1,766

(h)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, (ii) gains on property insurance settlements and (iii) the results of our office buildings.

(i)	The leases terminated on December 31, 2012.

(j)

For the quarter and year-to-date periods ended June 30, 2013, corporate expenses include a litigation loss of $8 million due to an adverse ruling related to our San Antonio ground lease. See Part II. Other Information, Item 1. Legal Proceedings for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 30, 2013 and December 31, 2012, 76% and 83%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the first or second quarters of 2013. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile and New Zealand and our investments in the European and Asia joint ventures), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. On January 25, 2013, we entered into an additional €30 million ($40 million) forward currency purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of January 29, 2016. We did not enter into any currency hedges in the second quarter. The following table summarizes our foreign currency sale contracts (in millions):

Transaction Date Range	Total Transaction Amount in Foreign Currency		Total Transaction Amount in U.S. Dollars	Forward Purchase Date Range	Change in Fair Value
					Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
					June 30, 2013	June 15, 2012	June 30, 2013	June 15, 2012
May 2008-January 2013		€120	$163	May 2014-January 2016	$(2)	$5	$1	$3
July 2011	NZ$	30	$25	August 2013	$2	$—	$1	$(1)
The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets, which adjustments offset a portion of the translation adjustment related to our international investments. See Item 7A of our most recent Annual Report on Form 10-K and Note 9 – “Fair Value Measurements” in this quarterly report.

Item 4. Controls and Procedures

Controls and Procedures (Host Hotels & Resorts, Inc.)

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures (Host Hotels & Resorts, L.P.)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in our Annual Report on Form 10-K for the year ended December 31, 2012, on April 27, 2005, we initiated a lawsuit against Keystone-Texas Property Holding Corporation (“Keystone”) seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property.

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone only will be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title; or (ii) alternatively, $34.3 million for tortious interference of contract; (iii) approximately $6.8 million in pre-judgment and post-judgment interest (as of June 30, 2013 interest is $16 million); (iv) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (v) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

On November 23, 2011, a three-judge panel of the San Antonio Court of Appeals issued its memorandum opinion denying our appeal of the trial court’s June 3, 2010 final judgment. In addition, the panel overturned the trial court’s decision to grant our motion to disregard the jury’s $7.5 million award of exemplary damages. On January 17, 2012, we filed motions seeking rehearing from the three-judge panel and a motion for rehearing by the entire seven-judge court of appeals. Those motions were denied on February 29, 2012.  On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefing concluded in January 2013.  On June 28, 2013, however, the Court issued an order denying the petition for review.  The Court did not explain or comment on that decision.  The Court’s procedures provide for the right to seek rehearing of such an order, and we intend to exercise that right.  No assurances can be given as to the outcome of this appeal. We have accrued a loss contingency of approximately $67 million, $8 million of which was recorded in the second quarter of 2013, related to this litigation. Additionally, we previously funded a court-ordered $25 million escrow reserve for this legal proceeding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2013-April 30, 2013	3,540	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—

May 1-May 31, 2013	35,533	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

June 1, 2013-June 30, 2013	8,269	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	47,342			—	$—

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

Exhibit No.	Description
101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Submitted electronically with this report. Document.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-Date ended June 30, 2013 and June 15, 2012, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-Date ended June 30, 2013 and June 15, 2012, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-Date Periods ended June 30, 2013 and June 15, 2012, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-Date ended June 30, 2013 and June 15, 2012, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-Date ended June 30, 2013 and June 15, 2012, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-Date Periods ended June 30, 2013 and June 15, 2012, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

August 5, 2013	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

August 5, 2013	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)