Form 10-Q
period 2013-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2013-11-06
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

As of November 4, 2013 there were 756,282,849 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(in millions, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$11,110	$11,588
Assets held for sale	42	––
Due from managers	85	80
Advances to and investments in affiliates	425	347
Deferred financing costs, net	43	53
Furniture, fixtures and equipment replacement fund	188	154
Other	280	319
Restricted cash	36	36
Cash and cash equivalents	354	417
Total assets	$12,563	$12,994

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $367 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,014	$3,569
Credit facility, including the $500 million term loan	729	763
Mortgage debt	732	993
Other	85	86
Total debt	4,560	5,411
Accounts payable and accrued expenses	193	194
Other	373	372
Total liabilities	5,126	5,977

Non-controlling interests—Host Hotels & Resorts, L.P.	175	158

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 754.6 million and 724.6 million shares issued and outstanding, respectively	8	7
Additional paid-in capital	8,506	8,040
Accumulated other comprehensive income	––	12
Deficit	(1,288)	(1,234)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,226	6,825
Non-controlling interests—other consolidated partnerships	36	34
Total equity	7,262	6,859
Total liabilities, non-controlling interests and equity	$12,563	$12,994

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2013 and September 7, 2012

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
REVENUES
Rooms	$832	$745	$2,500	$2,083
Food and beverage	314	283	1,108	944
Other	68	65	224	199
Owned hotel revenues	1,214	1,093	3,832	3,226
Other revenues	9	65	39	189
Total revenues	1,223	1,158	3,871	3,415
EXPENSES
Rooms	229	207	674	569
Food and beverage	251	233	815	704
Other departmental and support expenses	313	292	944	833
Management fees	50	43	163	130
Other property-level expenses	97	136	285	398
Depreciation and amortization	177	155	524	454
Corporate and other expenses	27	31	90	74
Total operating costs and expenses	1,144	1,097	3,495	3,162
OPERATING PROFIT	79	61	376	253
Interest income	1	4	3	11
Interest expense	(65)	(93)	(244)	(272)
Net gains on property transactions and other	––	1	33	3
Gain (loss) on foreign currency transactions and derivatives	(1)	(1)	2	(2)
Equity in earnings (losses) of affiliates	(1)	(1)	3	2
INCOME (LOSS) BEFORE INCOME TAXES	13	(29)	173	(5)
Provision for income taxes	(11)	(11)	(19)	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS	2	(40)	154	(15)
Income from discontinued operations, net of tax	16	4	45	63
NET INCOME (LOSS)	18	(36)	199	48
Less: Net (income) loss attributable to non-controlling interests	1	2	(5)	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$19	$(34)	$194	$46
Basic earnings (loss) per common share:
Continuing operations	$.01	$(.05)	$.20	$(.02)
Discontinued operations	.02	––	.06	.08
Basic earnings (loss) per common share	$.03	$(.05)	$.26	$.06
Diluted earnings (loss) per common share:
Continuing operations	$.01	$(.05)	$.20	$(.02)
Discontinued operations	.02	––	.06	.08
Diluted earnings (loss) per common share	$.03	$(.05)	$.26	$.06

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2013 and September 7, 2012

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
NET INCOME (LOSS)	$18	$(36)	$199	$48
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	17	18	(12)	10
Change in fair value of derivative instruments	(5)	(2)	––	––
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	12	16	(12)	10
COMPREHENSIVE INCOME (LOSS)	30	(20)	187	58
Less: Comprehensive (income) loss attributable to non-controlling interests	1	2	(5)	(2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC	$31	$(18)	$182	$56

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2013 and September 7, 2012

(unaudited, in millions)

	Year-to-date ended
	September 30, 2013	September 7, 2012
OPERATING ACTIVITIES
Net income	$199	$48
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(32)	(48)
Depreciation	5	19
Depreciation and amortization	524	454
Amortization of finance costs, discounts and premiums, net	19	14
Stock compensation expense	12	14
Deferred income taxes	11	4
Net gains on property transactions and other	(33)	(3)
(Gain) loss on foreign currency transactions and derivatives	(2)	2
Non-cash loss on extinguishment of debt	13	8
Equity in earnings of affiliates	(3)	(2)
Change in due from managers	(12)	(61)
Changes in other assets	17	(3)
Changes in other liabilities	(21)	(22)
Cash provided by operating activities	697	424
INVESTING ACTIVITIES
Proceeds from sales of assets, net	446	113
Acquisitions	(139)	(441)
Advances to and investments in affiliates	(71)	(31)
Capital expenditures:
Renewals and replacements	(239)	(245)
Redevelopment and acquisition-related investments	(100)	(211)
New development	(15)	––
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(34)	(11)
Property insurance proceeds	––	4
Cash used in investing activities	(152)	(822)
FINANCING ACTIVITIES
Financing costs	(4)	(17)
Issuances of debt	400	900
Draws on credit facility	168	135
Term loan issuance	––	500
Repayment on credit facility	(200)	(8)
Repurchase/redemption of senior notes	(801)	(1,693)
Mortgage debt prepayments and scheduled maturities	(246)	(113)
Scheduled principal repayments	(1)	(2)
Issuance of common stock	303	255
Dividends on common stock	(222)	(129)
Contributions from non-controlling interests	4	1
Distributions to non-controlling interests	(7)	(5)
Change in restricted cash for financing activities	––	1
Cash used in financing activities	(606)	(175)
Effects of exchange rate changes on cash held	(2)	1
DECREASE IN CASH AND CASH EQUIVALENTS	(63)	(572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826
CASH AND CASH EQUIVALENTS, END OF PERIOD	$354	$254

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2013 and September 7, 2012

(unaudited)

Supplemental disclosure of cash flow information (in millions)

	Year-to-date ended
	September 30, 2013	September 7, 2012
Interest paid – periodic interest expense	$204	$233
Interest paid – debt extinguishments	23	19
Total interest paid	$227	$252
Income taxes paid	$13	$9

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended September 30, 2013 and September 7, 2012, Host Inc. issued approximately 0.2 million shares and 0.5 million shares, respectively, upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $3 million and $8 million, respectively.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2013 and December 31, 2012

(in millions)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$11,110	$11,588
Assets held for sale	42	––
Due from managers	85	80
Advances to and investments in affiliates	425	347
Deferred financing costs, net	43	53
Furniture, fixtures and equipment replacement fund	188	154
Other	280	319
Restricted cash	36	36
Cash and cash equivalents	354	417
Total assets	$12,563	$12,994

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $367 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,014	$3,569
Credit facility, including the $500 million term loan	729	763
Mortgage debt	732	993
Other	85	86
Total debt	4,560	5,411
Accounts payable and accrued expenses	193	194
Other	373	372
Total liabilities	5,126	5,977

Limited partnership interests of third parties	175	158

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,225	6,812
Accumulated other comprehensive income	––	12
Total Host Hotels & Resorts, L.P. capital	7,226	6,825
Non-controlling interests—consolidated partnerships	36	34
Total capital	7,262	6,859
Total liabilities, limited partnership interest of third parties and capital	$12,563	$12,994

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2013 and September 7, 2012

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
REVENUES
Rooms	$832	$745	$2,500	$2,083
Food and beverage	314	283	1,108	944
Other	68	65	224	199
Owned hotel revenues	1,214	1,093	3,832	3,226
Other revenues	9	65	39	189
Total revenues	1,223	1,158	3,871	3,415
EXPENSES
Rooms	229	207	674	569
Food and beverage	251	233	815	704
Other departmental and support expenses	313	292	944	833
Management fees	50	43	163	130
Other property-level expenses	97	136	285	398
Depreciation and amortization	177	155	524	454
Corporate and other expenses	27	31	90	74
Total operating costs and expenses	1,144	1,097	3,495	3,162
OPERATING PROFIT	79	61	376	253
Interest income	1	4	3	11
Interest expense	(65)	(93)	(244)	(272)
Net gains on property transactions and other	––	1	33	3
Gain (loss) on foreign currency transactions and derivatives	(1)	(1)	2	(2)
Equity in earnings (losses) of affiliates	(1)	(1)	3	2
INCOME (LOSS) BEFORE INCOME TAXES	13	(29)	173	(5)
Provision for income taxes	(11)	(11)	(19)	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS	2	(40)	154	(15)
Income from discontinued operations, net of tax.	16	4	45	63
NET INCOME (LOSS)	18	(36)	199	48
Less: Net (income) loss attributable to non-controlling interests	1	1	(2)	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$19	$(35)	$197	$47
Basic earnings (loss) per common unit:
Continuing operations	$.01	$(.05)	$.21	$(.02)
Discontinued operations	.02	––	.06	.09
Basic earnings (loss) per common unit	$.03	$(.05)	$.27	$.07
Diluted earnings (loss) per common unit:
Continuing operations	$.01	$(.05)	$.21	$(.02)
Discontinued operations	.02	––	.06	.09
Diluted earnings (loss) per common unit	$.03	$(.05)	$.27	$.07

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2013 and September 7, 2012

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
NET INCOME (LOSS)	$18	$(36)	$199	$48
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	17	18	(12)	10
Change in fair value of derivative instruments	(5)	(2)	––	––
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	12	16	(12)	10
COMPREHENSIVE INCOME (LOSS)	30	(20)	187	58
Less: Comprehensive (income) loss attributable to non-controlling interests	1	1	(2)	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$31	$(19)	$185	$57

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2013 and  September 7, 2012

(unaudited, in millions)

	Year-to-date ended
	September 30, 2013	September 7, 2012
OPERATING ACTIVITIES
Net income	$199	$48
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(32)	(48)
Depreciation	5	19
Depreciation and amortization	524	454
Amortization of financing costs, discounts and premiums, net	19	14
Stock compensation expense	12	14
Deferred income taxes	11	4
Net gains on property transactions and other	(33)	(3)
(Gain) loss on foreign currency transactions and derivatives	(2)	2
Non-cash loss on extinguishment of debt	13	8
Equity in earnings of affiliates	(3)	(2)
Change in due from managers	(12)	(61)
Changes in other assets	17	(3)
Changes in other liabilities	(21)	(22)
Cash provided by operations	697	424
INVESTING ACTIVITIES
Proceeds from sales of assets, net	446	113
Acquisitions	(139)	(441)
Advances to and investments in affiliates	(71)	(31)
Capital expenditures:
Renewals and replacements	(239)	(245)
Redevelopment and acquisition-related investments	(100)	(211)
New development	(15)	––
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(34)	(11)
Property insurance proceeds	––	4
Cash used in investing activities	(152)	(822)
FINANCING ACTIVITIES
Financing costs	(4)	(17)
Issuances of debt	400	900
Draws on credit facility	168	135
Term loan issuance	––	500
Repayment on credit facility	(200)	(8)
Repurchase/redemption of senior notes	(801)	(1,693)
Mortgage debt prepayments and scheduled maturities	(246)	(113)
Scheduled principal repayments	(1)	(2)
Issuance of common OP units	303	255
Distributions on common OP units	(225)	(131)
Contributions from non-controlling interests	4	1
Distributions to non-controlling interests	(4)	(3)
Change in restricted cash for financing activities	––	1
Cash used in financing activities	(606)	(175)
Effects of exchange rate changes on cash held	(2)	1
DECREASE IN CASH AND CASH EQUIVALENTS	(63)	(572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826
CASH AND CASH EQUIVALENTS, END OF PERIOD	$354	$254

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2013 and September 7, 2012

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	September 30, 2013	September 7, 2012
Interest paid – periodic interest expense	$204	$233
Interest paid – debt extinguishments	23	19
Total interest paid	$227	$252
Income taxes paid	$13	$9

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended September 30, 2013 and September 7, 2012, limited partners converted OP units valued at approximately $3 million and $8 million, respectively, in exchange for approximately 0.2 million and 0.5 million shares, respectively, of Host Inc. common stock.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2013, Host Inc. holds approximately 98.7% of Host L.P.’s OP units.

Consolidated Portfolio

As of September 30, 2013, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is detailed below:

Hotels
United States	103
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7
Total	118

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (9 hotels).

As of September 30, 2013, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	3
France	5
Germany	1
Italy	3
Poland	1
Spain	2
Sweden	1
The Netherlands	2
United Kingdom	2
Total	20

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

We will not restate the previously filed 2012 quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) because certain property-level operating expenses for our Marriott-managed properties necessary to restate operations are unavailable on a daily basis. Because we rely upon our operators for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements in accordance with GAAP unfeasible. Accordingly, the corresponding 2012 quarterly historical operating results are not comparable to our 2013 quarterly operating results.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2013, and the results of our operations for the quarter and year-to-date periods ended September 30, 2013 and September 7, 2012, respectively, and cash flows for the year-to-date periods ended September 30, 2013 and September 7, 2012. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings (Loss) Per Common Share (Unit)

Host Inc. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
Net income (loss)	$18	$(36)	$199	$48
Less: Net (income) loss attributable to non-controlling interests	1	2	(5)	(2)
Net income (loss) attributable to Host Inc.	$19	$(34)	$194	$46
Diluted income (loss) attributable to Host Inc.	$19	$(34)	$194	$46

Basic weighted average shares outstanding	749.0	721.3	740.9	715.7
Diluted weighted average shares outstanding (a)	749.7	721.3	744.9	715.7

Basic earnings (loss) per common share	$.03	$(.05)	$.26	$.06
Diluted earnings (loss) per common share	$.03	$(.05)	$.26	$.06

(a)

There were approximately 30 million and 29 million for the quarter and year-to-date periods ended September 30, 2013, respectively, and approximately 40 million for both the quarter and year-to-date periods ended September 7, 2012, potentially dilutive shares for our exchangeable senior debentures, which shares were not included in the computation of diluted earnings (loss) per share because to do so would have been anti-dilutive for the period.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Host L.P. Earnings (Loss) Per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) attributable to common unitholders by the weighted average number of common units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) attributable to common unitholders, as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units issued to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
Net income (loss)	$18	$(36)	$199	$48
Less: Net (income) loss attributable to non-controlling interests	1	1	(2)	(1)
Net income (loss) attributable to Host L.P.	$19	$(35)	$197	$47
Diluted income (loss) attributable to Host L.P.	$19	$(35)	$197	$47

Basic weighted average units outstanding	743.0	716.2	735.1	710.8
Diluted weighted average units outstanding (a)	743.6	716.2	739.0	710.8

Basic earnings (loss) per common unit	$.03	$(.05)	$.27	$.07
Diluted earnings (loss) per common unit	$.03	$(.05)	$.27	$.07

(a)

There were approximately 29 million for both the quarter and year-to-date periods ended September 30, 2013 and approximately 40 million and 39 million for the quarter and year-to-date ended September 7, 2012, respectively, potentially dilutive units for our exchangeable senior debentures, which units were not included in the computation of diluted earnings (loss) per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2013	December 31, 2012
Land and land improvements	$1,948	$1,996
Buildings and leasehold improvements	13,478	13,665
Furniture and equipment	2,233	2,227
Construction in progress	178	199
	17,837	18,087
Less accumulated depreciation and amortization	(6,727)	(6,499)
	$11,110	$11,588

5.	Investment in Affiliates

On August 29, 2013, the Euro JV Fund II acquired the 465-room Sheraton Stockholm Hotel in Stockholm, Sweden, for approximately €102 million ($135 million). In connection with the acquisition, the Euro JV Fund II entered into a €61 million ($81 million) mortgage loan with an initial interest rate of 5.87% that matures in 2018. We contributed approximately €14 million ($19 million) to the Euro JV Fund II in connection with this acquisition, funded through a draw on our credit facility.

On October 22, 2013, the Euro JV Fund II sold the Courtyard Paris La Defense West – Colombes for €19 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt

Senior notes.  On September 30, 2013, we redeemed $200 million of our 6¾% Series Q senior notes due 2016 for an aggregate price of $202 million using cash on hand.

Credit facility.  In August 2013, we drew €15 million ($21 million) under our credit facility which was used primarily to fund our contribution to the Euro JV to facilitate the Euro JV’s acquisition of the Sheraton Stockholm Hotel. As of September 30, 2013, we have $771 million of available capacity under the revolver portion of our credit facility.

7.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2012	$6,825	$34	$6,859	$158
Net income	194	2	196	3
Issuance of common stock	483	––	483	––
Dividends declared on common stock	(247)	––	(247)	––
Distributions to non-controlling interests	––	(4)	(4)	(3)
Other changes in ownership	(17)	4	(13)	17
Other comprehensive loss	(12)	––	(12)	––
Balance, September 30, 2013	$7,226	$36	$7,262	$175

Capital of Host L.P.

As of September 30, 2013, Host Inc. is the owner of approximately 98.7% of Host L.P.’s common OP units. The remaining 1.3% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2012	$6,825	$34	$6,859	$158
Net income	194	2	196	3
Issuance of common OP units	483	––	483	––
Distributions declared on common OP units	(247)	––	(247)	(3)
Distributions to non-controlling interests	––	(4)	(4)	––
Other changes in ownership	(17)	4	(13)	17
Other comprehensive loss	(12)	––	(12)	––
Balance, September 30, 2013	$7,226	$36	$7,262	$175
For Host Inc. and Host L.P., there were no material amounts reclassified out of accumulated other comprehensive income (loss) to net income for the quarter and year-to-date ended September 30, 2013.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Issuance of Common Stock

During the third quarter of 2013, Host Inc. issued 6.0 million shares of common stock, at an average price of $18.39 per share, for net proceeds of approximately $109 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In connection with the common stock issuance, Host L.P. issued 5.9 million common OP units. These issuances completed the capacity under the current agreements. Year-to-date, we have issued 16.9 million shares of common stock, at an average price of $17.78 per share, for net proceeds of approximately $297 million.  For year-to-date, Host L.P. has issued 16.5 million common OP units in connection with these issuances.

Dividends/Distributions

On September 16, 2013, Host Inc.’s Board of Directors declared a regular dividend of $0.12 per share on its common stock. The dividend was paid on October 15, 2013 to stockholders of record as of September 30, 2013. Accordingly, Host L.P. made a distribution of $0.12257928 per unit on its common OP units based on the current conversion ratio.

8.	Acquisitions

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisition completed during 2013 occurred on January 1, 2012, are as follows (in millions, except per share and per unit amounts):

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
Revenues	$1,223	$1,164	$3,881	$3,425
Income (loss) from continuing operations	2	(39)	157	(16)
Net income (loss)	18	(35)	202	47

Host Inc.:
Net income (loss) attributable to Host Inc.	$19	$(33)	$197	$45

Basic earnings (loss) per common share:
Continuing operations	$.01	$(.05)	$.21	$(.02)
Discontinued operations	.02	––	.06	.08
Basic earnings (loss) per common share	$.03	$(.05)	$.27	$.06

Diluted earnings (loss) per common share:
Continuing operations	$.01	$(.05)	$.20	$(.02)
Discontinued operations	.02	––	.06	.08
Diluted earnings (loss) per common share	$.03	$(.05)	$.26	$.06

Host L.P.:
Net income (loss) attributable to Host L.P.	$19	$(34)	$200	$46

Basic earnings (loss) per common unit:
Continuing operations	$.01	$(.05)	$.21	$(.03)
Discontinued operations	.02	––	.06	.09
Basic earnings (loss) per common unit	$.03	$(.05)	$.27	$.06

Diluted earnings (loss) per common unit:
Continuing operations	$.01	$(.05)	$.21	$(.03)
Discontinued operations	.02	––	.06	.09
Diluted earnings (loss) per common unit	$.03	$(.05)	$.27	$.06

The above pro forma results of operations exclude $1 million of acquisition costs for the year-to-date ended September 30, 2013. The condensed consolidated statements of operations for 2013 include approximately $7 million of revenues and $1 million of net income for the quarter and $9 million of revenues and $2 million of net income for the year-to-date related to our 2013 acquisition.

9.	Dispositions

During 2013, we disposed of (i) The Ritz-Carlton, San Francisco for approximately $161 million in the second quarter and (ii) the Atlanta Marriott Marquis for approximately $293 million in the first quarter. During 2012, we disposed of three properties. Additionally, as of September 30, 2013, the Portland Marriott Downtown Waterfront is considered held-for-sale and its operations have been reclassified to discontinued operations. On November 1, 2013, we sold this hotel for approximately $87 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes revenues, income before income taxes and gain on disposition of the hotels which have been included in discontinued operations for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
Revenues	$10	$48	$56	$157
Income before income taxes	3	4	18	14
Gain on disposition	14	––	32	48

During the third quarter of 2013, we recognized $14 million of the deferred gain related to the sale of The Ritz-Carlton, San Francisco upon satisfaction of certain closing conditions.

10.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at September 30, 2013 and December 31, 2012, respectively (in millions):

		Fair Value at Measurement Date Using
	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$3	$––	$3	$––
Forward currency sale contracts (a)	3	––	3	––
Liabilities
Interest rate swap derivatives (a)	(4)	––	(4)	––
Forward currency sale contracts (a)	(3)	––	(3)	––

		Fair Value at Measurement Date Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$7	$––	$7	$––
Forward currency sale contract (a)	5	––	5	––
Liabilities
Interest rate swap derivatives (a)	(6)	––	(6)	––

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (b)	34	––	––	34

(a)	These derivative contracts have been designated as hedging instruments.

(b)	The fair value measurements are as of the measurement date of the impairment and may not reflect subsequent book values.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets. The hedges were fully effective as of September 30, 2013.

The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
Transaction Date	Total Notional Amount		Maturity Date	Swapped Index	All-in Rate	Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
						September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$––	$––	$1	$––
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$––	$––	$1	$(2)

(1)	The swap was entered into in connection with the A$82 million ($85 million) mortgage loan on the Hilton Melbourne South Wharf.

(2)	The swap was entered into in connection with the NZ$105 million ($87 million) mortgage loan on seven properties in New Zealand.

Interest rate swap derivatives designated as fair value hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The changes in the fair value of the derivatives largely are offset by corresponding changes in the fair value of the underlying debt due to changes in the 3-month LIBOR rate, which change is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value of the underlying debt, which difference was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recognized in net income (loss).

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million. During both the quarters ended September 30, 2013 and September 7, 2012, the fair value of the swaps decreased $1 million. During the year-to-date periods ended September 30, 2013 and September 7, 2012, the fair value of the swaps decreased $4 million and $2 million, respectively.

Foreign Investment Hedging Instruments. We have five foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets. The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value – All Contracts
Transaction Date Range	Total Transaction Amount in Foreign Currency	Total Transaction Amount in Dollars	Forward Purchase Date Range	Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
				September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
May 2008-January 2013	€120	$163	May 2014 - January 2016	$(6)	$(2)	$(2)	$1

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in international operations (in millions):

Currency	Balance Outstanding US$	Balance Outstanding in Foreign Currency		Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
				September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
Canadian dollars (1)	$30	C$	31	$(1)	$––	$1	$––
Australian dollars	$6	A$	7	$––	$––	$1	$––
Euros	$100		€74	$(3)	$(1)	$(3)	$(1)

(1)	We have an additional $74 million outstanding on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

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

The fair value of certain financial liabilities are shown below (in millions):

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,647	$2,758	$3,038	$3,296
Exchangeable Senior Debentures (Level 1)	367	562	531	725
Credit facility (Level 2)	729	729	763	763
Mortgage debt and other, net of capital leases (Level 2)	816	831	1,078	1,094

11.	Geographic Information

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

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues				Property and equipment, net
	Quarter ended		Year-to-date ended
	September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012	September 30, 2013	December 31, 2012
United States	$1,160	$1,096	$3,676	$3,243	$10,634	$11,095
Australia	10	10	30	27	115	133
Brazil	7	8	22	22	36	39
Canada	22	20	69	60	93	97
Chile	7	10	24	24	57	63
Mexico	6	6	17	16	32	26
New Zealand	11	8	33	23	143	135
Total	$1,223	$1,158	$3,871	$3,415	$11,110	$11,588

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the condensed consolidated balance sheets and totaled $36 million and $34 million as of September 30, 2013 and December 31, 2012, respectively. Three of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At September 30, 2013 and December 31, 2012, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $71 million and approximately $65 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income (loss) attributable to non-controlling interests of third parties, which is included in the determination of net income (loss) attributable to Host Inc. and Host L.P., was $(1) million for both the quarters ended September 30, 2013 and September 7, 2012.  Net income (loss) attributable to non-controlling interests of third parties was $2 million and $1 million for the year-to-date periods ended September 30, 2013 and September 7, 2012, respectively

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares issuable upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2013	December 31, 2012
OP units outstanding (millions)	9.7	9.9
Market price per Host Inc. common share	$17.67	$15.67
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$175	$158
Historical cost (millions)	$96	$96
Book value (millions) (a)	$175	$158

(a)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The income (loss) attributable to the non-controlling interests of Host L.P. was immaterial for the quarter ended September 30, 2013 and $3 million for year-to-date ended September 30, 2013, and was $(1) million and $1 million for the quarter and year-to-date ended September 7, 2012, respectively.

13.	Legal Proceedings

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Excluding the San Antonio litigation discussed below, based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $11 million as of September 30, 2013 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings could be as much as $53 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

We also have accrued a loss contingency of approximately $68 million related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter. On June 28, 2013, the Texas Supreme Court issued an order denying our Petition for Review. The Court's procedures provide for the right to seek rehearing of such an order, and we have exercised that right. No assurances can be given as to the outcome of this appeal. In relation to this legal proceeding, we previously funded a court-ordered $25 million escrow reserve, which is included in restricted cash. For further detail on this legal proceeding, see Part II, Item 1, Legal Proceedings of this filing and Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We will not restate the previously filed 2012 quarterly financial statements, which are prepared in accordance with GAAP because certain property-level operating expenses for our Marriott-managed properties necessary to restate operations are unavailable on a daily basis. Because we rely upon our operators for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements in accordance with GAAP unfeasible. Accordingly, the corresponding 2012 quarterly historical operating results are not comparable to our 2013 quarterly operating results.

However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 quarterly results and operating statistics on a calendar year basis of reporting, which we refer to as “2012 As Adjusted” results. The financial information for the 2012 As Adjusted periods presented herein was calculated based on our actual reported operating results for the quarter and year-to-date periods ended September 7, 2012, adjusted as follows:

•

Our 58 hotels operated by Marriott traditionally have reported operations on the basis of a 52-53 week fiscal calendar. For the third quarter, operations from June 16, 2012 through September 7, 2012 were included. Based on daily revenue information provided by Marriott, our 2012 third quarter As Reported results for these properties were adjusted to include $159 million of revenue for the 23 days from September 8, 2012 through September 30, 2012 (that previously were included in our results of operations for the fourth quarter 2012) and to exclude $99 million of revenues for the 15 days from June 16, 2012 through June 30, 2012 to determine the 2012 As Adjusted third quarter revenues. Our 2012 As Adjusted year-to-date revenues have been adjusted to include the same 23 days of revenues from September 8, 2012 through September 30, 2012.

•

Because Marriott is unable to provide us with operating expenses for our Marriott-operated hotels on a daily basis, we derived estimated expenses based on an internally developed allocation methodology based on historical expenses provided by Marriott consistent with its prior 52-53 week reporting calendar. Our 2012 third quarter As Reported operating expenses were adjusted to include approximately $110 million of estimated expenses incurred from September 8, 2012 through September 30, 2012 and to exclude approximately $76 million of operating expenses for the period from June 16, 2012 through June 30, 2012 to determine the 2012 As Adjusted third quarter expenses. Our 2012 As Adjusted year-to-date expenses also have been adjusted to include the 23 days from September 8, 2012 through September 30, 2012.

•

For our 58 hotels operated by managers other than Marriott (including those managed by Ritz-Carlton, Hyatt and Starwood) that traditionally have reported operations on a calendar month basis, our 2012 As Adjusted quarter results include $208 million of revenues and $154 million of operating expenses for these hotels for the full calendar month of September 2012 that previously were included in our results of operations for the fourth quarter 2012 and excluded $210 million of revenues and $154 million of operating expenses for these hotels for the full calendar month of June 2012, which were included in our second quarter “As Adjusted” results. Our 2012 As adjusted year-to-date results have also been adjusted to include the full calendar month of September 2012 for these hotels.

•

For all other income statement line items presented for the 2012 As Adjusted quarter and year-to-date periods ended September 30, 2012, including depreciation, interest income and expense and other corporate expenses, as well as those used in the reconciliations for our non-GAAP measures, our As Adjusted results reflect such amounts for the full calendar quarter and year-to-date periods ended September 30, 2012, respectively, based on historical information.

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

•

the continuing volatility in global financial and credit markets, and the impact of budget deficits and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, which could materially adversely affect U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

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

•

the ability of Host Inc. and each of the REIT entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes, Host L.P’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules.

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

Operating Results and Outlook

Portfolio Overview

Our portfolio strategy focuses on properties in gateway markets and key international cities that are positioned to attract premium, corporate, leisure and international travelers while, at the same time, have significant barriers to entry.  We believe the strategic location of our assets in key markets has helped drive improvements in our results since 2009, and, based on historical trends, we believe these markets will have favorable long-term supply and demand dynamics and, consequently, better potential for revenue growth.  In the U.S., we will primarily focus on acquiring upper upscale, luxury and upscale hotels, and, secondarily, developing midscale and upscale hotels with strategic partners in these target markets. Our efforts in Europe will include acquiring upper upscale and luxury hotels in our target markets, such as London, Paris and Munich, through our European joint venture. In the Asia-Pacific and Latin America regions, we will concentrate on both upper upscale and luxury hotels and the development of midscale and upscale hotels in our target markets, such as Australia and Brazil, which we may acquire or develop ourselves or in joint ventures with strategic partners. For a more detailed overview of our business, see our most recent Annual Report on Form 10-K.

The following graph summarizes the composition of our consolidated portfolio based on the percentage of owned hotel revenues represented by our luxury, upper upscale and other categories:

Since 2002, the percentage of revenues from our target markets in the U.S. and internationally has increased from approximately 55% to almost 75%. These hotels, which are located in gateway cities such as Boston, New York, Chicago, Los Angeles, San Francisco, and Seattle, continue to benefit from strong overseas arrivals, which increased by approximately 25% between January 1, 2009 and December 31, 2012 (based on data provided by the U.S. Department of Commerce, Office of Travel & Tourism Industries). The following graph summarizes the composition of our consolidated hotels by market based on percentage of revenues (which excludes properties owned by our European and Asian joint ventures):

Revenues by Market
Boston, 6%
New York, 17%
Washington, D.C., 10%
Florida, 11%
Chicago, 4%
Seattle, 2%
San Francisco, 6%
Los Angeles, 4%
San Diego, 8%
Hawaii, 4%
Latin America, 2%
Asia/Pacific, 1%
Other markets, 25%

Change in Reporting Periods

Due to the difference in the reporting period between the third quarter of 2013 (July 1, 2013 through September 30, 2013) and the third quarter of 2012 (June 16, 2012 through September 7, 2012), our results of operations as presented in accordance with GAAP are not comparable to the prior year. As discussed previously, when compared to the 2012 as reported amounts, the third quarter operations for 2013 include an additional 23 days for our Marriott properties for September 8 through September 30, as well as the month of September for our non-Marriott properties, which were reported in the fourth quarter of 2012, and exclude 15 days of operations for our Marriott properties for the period of June 16 through June 30, as well as the month of June for our non-Marriott properties, as these are now included in our second quarter 2013 results. Similarly, when compared to the 2012 as reported amounts, the year-to-date operations for 2013 include an additional 23 days for our Marriott properties, as well as the month of September for our non-Marriott properties. Therefore, management’s discussion of the results of operations will focus on the September 30, 2013 operations compared to the September 30, 2012 As Adjusted period, as a supplemental measure of performance to describe the current trends in our operations.

The following charts reconcile significant statement of operation line items between the quarter and year-to-date ended September 7, 2012 as reported and the quarter and year-to-date ended September 30, 2012 As Adjusted (in millions):

	Revenues	Operating Profit	Income (Loss) from Continuing Operations	Net Income (Loss)
For the quarter ended September 7, 2012 (As Reported)	$1,158	$61	$(40)	$(36)
Marriott-managed properties – September 8, 2012 through September 30, 2012	159	49	49	49
Marriott-managed properties – June 16, 2012 through June 30, 2012	(99)	(23)	(23)	(23)
Non-Marriott-managed properties – September 2012 operations	208	54	54	54
Non-Marriott-managed properties – June 2012 operations	(210)	(56)	(56)	(56)
Depreciation expense – September 8, 2012 through September 30, 2012 less June 16, 2012 through June 30, 2012	––	(12)	(12)	(12)
Interest expense – September 8, 2012 through September 30, 2012 less June 16, 2012 through June 30, 2012	––	––	(5)	(5)
Hotels leased from HPT and other	8	2	(4)	(3)
For the quarter ended September 30, 2012 (As Adjusted)	$1,224	$75	$(37)	$(32)

	Revenues	Operating Profit	Income (Loss) from Continuing Operations	Net Income (Loss)
For the year-to-date ended September 7, 2012 (As Reported)	$3,415	$253	$(15)	$48
Marriott-managed properties – September 8, 2012 through September 30, 2012	159	49	49	49
Non-Marriott-managed properties – September 2012 operations	208	54	54	54
Depreciation expense – September 8, 2012 through September 30, 2012	––	(37)	(37)	(37)
Interest expense – September 8, 2012 through September 30, 2012	––	––	(20)	(20)
Hotels leased from HPT and other	19	––	(7)	(5)
For the year-to-date ended September 30, 2012 (As Adjusted)	$3,801	$319	$24	$89

Operating Results Overview

Owned hotel revenues increased 5.5% for the third quarter and 6.7% for year-to-date 2013, compared to the 2012 As Adjusted results. The growth was driven by a 4.6% improvement at our comparable hotels for both the quarter and year-to-date, as well as non-comparable hotel operations, including strong performance from properties that have benefited from recently completed renovations and, for year-to-date results, $61 million of incremental revenues from the Grand Hyatt Washington and the Hyatt Place Waikiki Beach, which were acquired in July 2012 and May 2013, respectively. For the quarter, transient revenues increased 8.5% due to an increase in demand of 4.0%, as well as a positive mix shift to higher-rated business, which drove a 4.3% rate increase. Group revenues increased 1.5% due to average rate growth of 3.6%, partially offset by a decrease in group room nights of 2.0%. (Business mix results are based on data from 105 of our hotels for which business mix data is available.)

Operating margins (calculated based on GAAP operating profit as a percentage of revenues) increased 40 basis points and 130 basis points for the third quarter and year-to-date of 2013, respectively, as compared to the corresponding 2012 As Adjusted periods. Operating margins are affected significantly by several items, including results from our non-comparable hotels and depreciation expense. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our non-comparable hotels, depreciation and corporate expenses, increased 100 basis points for the year-to-date 2013 when compared to the 2012 As Adjusted periods. Additionally, as anticipated, operating profit growth in the third quarter was our weakest for the year as comparable hotel adjusted operating profit margin growth was unchanged compared to the third quarter 2012 As Adjusted, which was a particularly strong quarter and included significant property-tax refunds and utility rebates totaling $5 million. These items are also reflected in our quarterly comparisons for net income and Adjusted EBITDA. Year-to-date margin growth has been driven by the growth in revenues from room rate improvements. GAAP operating profit grew $4 million, or 5.3%, for the third quarter and $57 million, or 17.9%, for the year-to-date compared to corresponding 2012 As Adjusted periods.

Additionally, hotel dispositions and acquisitions affect year-over-year comparable measures such as net income and Adjusted EBITDA. For the two hotels acquired and five hotels sold (excluding gains on sale) in 2012 and 2013, our net income decreased $1 million in the third quarter 2013 and increased $9 million for year-to-date in the aggregate for operations of these hotels compared to the 2012 As Adjusted results. Similarly, Adjusted EBITDA decreased $5 million in the third quarter 2013 and increased $6 million year-to date for these transactions.

Outlook

While the recent recovery has been less robust than historical norms, particularly in terms of GDP and employment growth, we have experienced significant improvements in demand due to the overall strength in business investment and international travel, both of which correlate to our lodging demand. Over the same period, we have experienced relatively low supply growth in upper upscale hotels in most of our target markets due to the long planning cycle of hotel development projects, lack of available credit in prior years, and the fact that upper upscale hotels in gateway markets have continued to trade below replacement cost. As a result, demand has meaningfully exceeded supply growth in the industry and, assuming the U.S. economy expands at or above current rates, we would expect that trend to continue.

Looking to the fourth quarter of 2013, we continue to believe that the strong overall fundamentals in the lodging industry will continue to drive RevPAR growth and improvements in operating results. Specifically, we expect that the revenue growth in the fourth quarter will be driven by continued strength in transient business, as well as a slight pick-up in group demand for the fourth quarter. As occupancy is currently above prior peak levels, we expect RevPAR growth to be primarily driven by improvements in average rate, which typically drives more profit than growth in occupancy. However, these improvements will be partially offset by the impacts of the government shutdown in October, particularly at our Washington, D.C. properties. We estimate that the government shutdown will decrease revenues by $8 million to $10 million and net income and Adjusted EBITDA by $6 million to $7 million in the fourth quarter. For full year 2013, we believe that these trends will result in improved operating performance and comparable hotel RevPAR growth of 5.5% to 5.7%.

While we believe that the lodging industry will continue to improve, several key factors continue to affect negatively the economic recovery and add to general market uncertainty. These factors include, but are not limited to:  (i) continued high levels of unemployment; (ii) uncertainty in and possible changes to U.S. fiscal and monetary policies, including reduced government spending due to the sequester, potential tightening of monetary policy and uncertainty regarding the federal budget and the borrowing authority for the U.S.; and (iii) the uncertain economic environment in Europe. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvements in margins will continue for any number of reasons, including those listed above.

Investing activities outlook

Acquisitions and Development. We continue to seek investment opportunities in our target markets, which we have identified as those that are expected to have the greatest lodging demand growth, the fewest additions to supply, and consequently the strongest potential for revenue growth. We see increased competition for acquisitions in our target markets due to an abundance of capital and the current availability of inexpensive financing. Consequently, pricing for upper upscale and luxury assets has become more aggressive, and recent transaction values have approached replacement cost levels.

Through our 50/50 joint venture with White Lodging Services, we expect to open the Hyatt Place Nashville Downtown on November 12, 2013. The hotel will offer 255 guestrooms and nearly 3,400 square feet of meeting and function space strategically located in the heart of Nashville.

Dispositions. On November 1, 2013 we sold the Portland Marriott Downtown Waterfront for a price of $87 million, which includes $4 million for the FF&E replacement fund. The net proceeds will be used for general corporate purposes. The hotel was classified as held-for-sale as of September 30, 2013. We expect to recognize a gain on the sale of approximately $40 million in the fourth quarter.

Value Enhancement Initiatives. We look to enhance the value of our portfolio by identifying and executing strategies designed to achieve the highest and best use of all aspects of our properties. The following are recent transactions that depict these initiatives:

•

We reached an agreement with the city of Houston for a new 40-year ground lease for the Houston Airport Marriott, which was set to expire in 2019. Under the terms of the agreement, in 2014, we will invest over $35 million to renovate and enhance the hotel, including complete renovation of the guestrooms and public spaces, as well as elevator and systems upgrades, while ground lease expense as a percentage of revenues has been reduced.

•

During the third quarter, we successfully converted the Memphis Marriott Downtown to the Sheraton Memphis Downtown, franchised and managed by Davidson Hotels & Resorts. Management believes that this transaction matches the appropriate brand, operator and capital plan for the market and will increase the value of the property.

•

During the quarter, we reached an agreement with Marriott International with respect to the Calgary Marriott Downtown. We agreed to extend the term of the management agreement and received an increase in the owner’s priority threshold, which will reduce current and future management fees. We intend to invest $23 million in repositioning capital expenditures at the hotel.

•

In connection with the negotiation of the franchise and management agreements discussed above, we also received the right from our operators to franchise three additional hotels and accelerated a similar franchise right on a fourth hotel. We believe that this additional flexibility substantially improves the value of these hotels by increasing the potential pool of interested buyers.

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, while ensuring that our standards for product quality are maintained. Year-to-date, we have completed renovations of 6,600 guestrooms, over 345,000 square feet of meeting space and approximately 90,000 square feet of public space.

•

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects. Approximately $71 million of cash was used for these projects during the first three quarters of 2013 compared to $122 million during the first three quarters of 2012. During 2013, we plan to spend between $90 million and $100 million for redevelopment and ROI projects. Significant ROI capital expenditures during the third quarter included the completion of the new 20,000 square foot ballroom and renovation to approximately 25,000 square feet of existing ballroom and meeting space at the Newark Airport Marriott, as the area prepares for the 2014 Super Bowl at Giants Stadium, and the renovation of over 17,000 square feet of meeting space at the Westfields Marriott Washington Dulles.

•

Acquisition Capital Expenditures. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability and to enhance the guest experience. During the third quarter, we began the renovation of over 100,000 square feet of meeting space and the expansion of the fitness center at the Manchester Grand Hyatt San Diego. During the first three quarters of 2013, we spent approximately $29 million on acquisition capital projects compared to $89 million during the first three quarters of 2012. For the full year of 2013, we expect to invest between $40 million and $45 million.

•

Renewal and Replacement Capital Expenditures. We spent $76 million and $239 million on renewal and replacement capital expenditures during the third quarter and year-to-date of 2013, respectively, compared to $66 million and $245 million during the third quarter and year-to-date of 2012, respectively. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. During the third quarter of 2013, we completed the renovation and returned to service all 450 guestrooms at The Ritz-Carlton, Naples. Other major projects included the renovation of all 312 guestrooms at the JW Marriott Hotel Mexico City and renovation to almost 24,000 square feet of meeting space at the San Antonio Marriott Riverwalk. We expect that our investment in renewal and replacement expenditures in 2013 will total approximately $280 million to $300 million.

Financing activities outlook

We have continued to progress on our long-term goal of strengthening our balance sheet by lowering our debt-to-equity ratio and extending debt maturities by strategically raising and deploying capital, thereby improving our overall leverage and coverage ratios. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditures program and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Maturities. We have no further debt maturities in 2013; however, we intend to repay the $31 million mortgage on the Westin Denver Downtown during the fourth quarter. The following graph summarizes our aggregate debt maturities beginning in 2014, assuming the repayment described above:

(a)	The debt maturing in 2015 assumes the exercise of a put option held by the holders of our exchangeable senior debentures.

Debt Transactions. During the third quarter of 2013, we redeemed $200 million of our 6¾% Series Q senior notes due 2016 at 101.125% (a $2 million call premium).

In August 2013, we drew €15 million ($21 million) under our credit facility, which was used primarily to fund our contribution to the Euro JV which was used primarily to facilitate the acquisition of the Sheraton Stockholm Hotel. At September 30, 2013, we have $771 million of remaining available capacity under the revolver portion of our credit facility.

Equity Transactions. During the third quarter of 2013, Host Inc. issued 6.0 million shares of common stock, at an average price of $18.39 per share, for net proceeds of approximately $109 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. The net proceeds were used for general corporate purposes. In connection with the common stock issuance, Host L.P. issued 5.9 million common OP units. These issuances completed the remaining capacity under the current agreements. Year-to-date, we have issued 16.9 million shares of common stock, at an average price of $17.78 per share, for proceeds of approximately $300 million, net of $3 million of commissions. For year-to-date, Host L.P. has issued 16.5 million common OP units in connection with these issuances.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended			Quarter ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase (Decrease)	As Reported September 7, 2012	% Increase (Decrease)
Revenues:
Owned hotel revenues	$1,214	$1,151	5.5%	$1,093	11.1%
Other revenues (a)	9	73	(87.7)%	65	(86.2)%
Operating costs and expenses:
Property-level costs (b)	1,117	1,117	––	1,066	4.8%
Corporate and other expenses	27	32	(15.6)%	31	(12.9)%
Operating profit	79	75	5.3%	61	29.5%
Interest expense	65	98	(33.7)%	93	(30.1)%
Provision for income taxes	11	16	(31.3)%	11	––
Income (loss) from continuing operations	2	(37)	N/M	(40)	N/M
Income from discontinued operations	16	5	220.0%	4	300.0%

Host Inc.:
Net loss attributable to non-controlling interests	$(1)	$(1)	––	$(2)	(50.0)%
Net income (loss) attributable to Host Inc.	19	(31)	N/M	(34)	N/M

Host L.P.:
Net loss attributable to non-controlling interest	$(1)	$(1)	––	$(1)	––
Net income (loss) attributable to Host L.P.	19	(31)	N/M	(35)	N/M

	Year-to-date ended			Year-to-date ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase (Decrease)	As Reported September 7, 2012	% Increase (Decrease)
Revenues:
Owned hotel revenues	$3,832	$3,593	6.7%	$3,226	18.8%
Other revenues (a)	39	208	(81.3)%	189	(79.4)%
Operating costs and expenses:
Property-level costs (b)	3,405	3,404	––	3,088	10.3%
Corporate and other expenses (c)	90	78	15.4%	74	21.6%
Operating profit	376	319	17.9%	253	48.6%
Interest expense	244	292	(16.4)%	272	(10.3)%
Provision for income taxes	19	19	––	10	90.0%
Income (loss) from continuing operations	154	24	541.7%	(15)	N/M
Income from discontinued operations	45	65	(30.8)%	63	(28.6)%

Host Inc.:
Net income attributable to non-controlling interests	$5	$3	66.7%	$2	150.0%
Net income attributable to Host Inc.	194	86	125.6%	46	321.7%

Host L.P.:
Net income attributable to non-controlling interest	$2	$1	100%	$1	100%
Net income attributable to Host L.P.	197	88	123.9%	47	319.1%

(a)

Both the quarter and year-to-date periods ended September 30, 2012 (As Adjusted) and September 7, 2012 (As reported), respectively, include the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”). These leases expired on December 31, 2012.

(b)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate and other expenses. For the quarter and year-to-date periods ended September 30, 2012 (As Adjusted) and September 7, 2012 (As reported), the amounts include costs associated with the properties leased from HPT.

(c)	Year-to-date 2013 includes an $8 million accrual related to the San Antonio Rivercenter litigation. See Legal Proceedings for further detail.

N/M=Not meaningful.

The following tables reflect certain hotel operating statistics:

	Quarter ended			Year-to-date ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase	September 30, 2013	As Adjusted September 30, 2012	% Increase
Comparable hotel operating statistics (a):
RevPAR	$150.23	$142.44	5.5%	$150.40	$142.60	5.5%
Average room rate	$191.63	$182.92	4.8%	$195.72	$187.58	4.3%
Average occupancy	78.4%	77.9%	0.5 pts.	76.8%	76.0%	0.8 pts.

(a)	Comparable hotel operating statistics for the quarter and year-to-date periods ended September 30, 2013 and 2012, respectively, are based on 108 comparable hotels as of September 30, 2013.

	Quarter ended			Year-to-date ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase	September 30, 2013	As Adjusted September 30, 2012	% Increase
All hotel operating statistics (a):
RevPAR	$147.04	$138.57	6.1%	$150.25	$140.10	7.2%
Average room rate	$190.33	$181.78	4.7%	$197.15	$186.79	5.5%
Average occupancy	77.3%	76.2%	1.1 pts.	76.2%	75.0%	1.2 pts.

(a)

Operating statistics are for all properties for the quarter and year-to-date periods ended September 30, 2013 and 2012 (As Adjusted), respectively, and include the results of operations for certain hotels prior to their disposition.

2013 Compared to 2012

Hotel Sales Overview

The following tables reflect revenues and include both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended			Quarter ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase (Decrease)	As Reported September 7, 2012	% Increase (Decrease)
Revenues:
Rooms	$832	$780	6.7%	$745	11.7%
Food and beverage	314	303	3.6	283	11.0
Other	68	68	––	65	4.6
Owned hotel revenues	1,214	1,151	5.5	1,093	11.1
Other revenues	9	73	(87.7)	65	(86.2)
Total revenues	$1,223	$1,224	(0.1)	$1,158	5.6

	Year-to-date ended			Year-to-date ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase (Decrease)	As Reported September 7, 2012	% Increase (Decrease)
Revenues:
Rooms	$2,500	$2,323	7.6%	$2,083	20.0%
Food and beverage	1,108	1,051	5.4	944	17.4
Other	224	219	2.3	199	12.6
Owned hotel revenues	3,832	3,593	6.7	3,226	18.8
Other revenues	39	208	(81.3)	189	(79.4)
Total revenues	$3,871	$3,801	1.8	$3,415	13.4

Total revenues decreased $1 million, or 0.1%, to $1,223 million and increased $70 million, or 1.8%, to $3,871 million for the third quarter and year-to-date of 2013, respectively, as compared to the corresponding 2012 As Adjusted periods. The 2012 As Adjusted third quarter and year-to-date amounts included $65 million and $179 million for hotels leased from Hospitality Properties Trust (“HPT”), respectively.  These leases were terminated on December 31, 2012.  For the third quarter and year-to-date periods of 2013, our owned hotel revenues, which exclude the effect of the leased hotels from HPT, increased $63 million, or 5.5% and $239, or 6.7%, respectively.  Our 2013 year-to-date revenues benefited from the results of the Grand Hyatt Washington, acquired in June 2012, and the Hyatt Place Waikiki Beach, acquired in May 2013 (collectively, our “Recent Acquisitions”).  The year-to-date increase reflects an incremental $61 million of revenues from our Recent Acquisitions. Revenues and expenses for five properties sold and one held for sale in 2012 and 2013 have been reclassified to discontinued operations and, accordingly, are excluded from the revenues and expenses discussed in this section.

Rooms.  Rooms revenues increased $52 million, or 6.7%, to $832 million and $177 million, or 7.6%, to $2,500 million for the third quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. The improvement in rooms revenues reflects a 5.5% increase in RevPAR at our comparable hotels, which is discussed in more detail below, as well as RevPAR improvements from recently renovated properties that are currently outside of our comparable set. In addition, room revenue for the year-to-date increased $40 million due to incremental revenues from our Recent Acquisitions.

Food and beverage. Food and beverage (“F&B”) revenues increased $11 million, or 3.6%, to $314 million and $57 million, or 5.4%, to $1,108 million for the third quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. For our comparable hotels, F&B revenues increased 3.1% and 3.4% for the third quarter and year-to-date of 2013, respectively, driven by strong banquet revenue growth. The increase in F&B revenues due to the incremental revenue from our Recent Acquisitions was approximately $19 million for the year-to-date 2013.

Other revenues from owned hotels. Other revenues from owned hotels were unchanged at $68 million for the third quarter and increased $5 million, or 2.3%, to $224 million for the year-to-date of 2013, compared to the 2012 As Adjusted third quarter and year-to-date due to an increase in retail lease revenue at the New York Marriott Marquis, combined with attrition and cancellation fees, offset by a decrease in telephone and spa and fitness center revenue. Other revenues from owned hotels for the year-to-date also increased $2 million due to incremental revenues from our Recent Acquisitions.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or have undergone large scale capital projects during these periods. As of September 30, 2013, 108 of our 118 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 30, 2013 and 2012, respectively:

Comparable Hotels by Property Type (a)

	As of September 30, 2013		Quarter ended September 30, 2013			As Adjusted Quarter ended September 30, 2012
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	56	34,960	$205.83	81.0%	$166.77	$198.23	80.3%	159.20	4.8%
Suburban	29	10,568	160.09	74.1	118.64	147.61	73.5	108.49	9.4
Resort/Conference	12	5,906	215.41	67.6	145.53	204.49	67.1	137.30	6.0
Airport	11	5,168	132.48	81.8	108.34	126.45	82.6	104.41	3.8
All Types	108	56,602	191.63	78.4	150.23	182.92	77.9	142.44	5.5

	As of September 30, 2013		Year-to-date ended September 30, 2013			As Adjusted Year-to-date ended September 30, 2012 (b)
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	56	34,960	$207.71	78.5%	$163.07	$200.91	77.4%	$155.58	4.8%
Suburban	29	10,568	161.39	71.5	115.38	150.16	71.5	107.37	7.5
Resort/Conference	12	5,906	241.11	73.1	176.34	230.01	71.6	164.69	7.1
Airport	11	5,168	132.08	80.8	106.67	125.86	80.7	101.58	5.0
All Types	108	56,602	195.72	76.8	150.40	187.58	76.0	142.60	5.5

(a)	For further discussion, see “—Change in Reporting Periods” and “Comparable Hotel Operating Statistics”.

(b)	The As Adjusted year-to-date ended September 30, 2012 results include one additional day of operations in February compared to the year-to-date ended September 30, 2013 due to the leap year in 2012.
For the quarter and year-to-date, our suburban properties continued to lead the portfolio, primarily due to rate improvements as stable occupancy levels at these properties have allowed our operators to increase average daily rates. Management believes that one factor driving demand in suburban locations is the high occupancy levels in adjacent urban properties. For the third quarter, our resort/conference hotels experienced RevPAR growth of 6.0%, driven by an overall strength in pricing as group rate improved 7.8% for the quarter. Overall, our urban properties experienced a RevPAR growth of 4.8% for both the quarter and year-to-date, as results were mixed throughout our markets.  Strength in several of our west coast markets and in Atlanta were offset by weakness in our Philadelphia and Washington, D.C. markets.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of September 30, 2013 and 2012, respectively:

Comparable Hotels by Region (a)

	As of September 30, 2013		Quarter ended September 30, 2013			As Adjusted Quarter ended September 30, 2012
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	26	16,549	$197.97	83.7%	$165.62	$183.03	81.8%	$149.71	10.6%
Mid-Atlantic	11	8,639	249.50	86.0	214.62	242.76	85.6	207.76	3.3
South Central	9	5,695	144.70	64.9	93.92	134.91	70.2	94.66	(0.8)
D.C. Metro	12	5,418	175.16	75.7	132.60	177.77	74.5	132.41	0.1
North Central	11	4,782	172.41	77.8	134.15	162.25	79.5	129.02	4.0
New England	6	3,672	193.96	87.4	169.48	188.91	84.5	159.54	6.2
Florida	7	3,230	160.65	70.2	112.71	157.07	69.6	109.31	3.1
Mountain	7	2,885	141.42	66.1	93.53	132.89	64.7	85.97	8.8
Atlanta	6	2,183	176.59	73.4	129.54	166.86	67.2	112.19	15.5
Asia-Pacific	6	1,255	151.82	83.3	126.53	156.80	80.5	126.27	0.2
Canada	3	1,219	187.96	71.9	135.08	187.88	73.4	137.82	(2.0)
Latin America	4	1,075	224.62	62.7	140.76	218.91	67.4	147.57	(4.6)
All Regions	108	56,602	191.63	78.4	150.23	182.92	77.9	142.44	5.5

	As of September 30, 2013		Year-to-date ended September 30, 2013			As Adjusted Year-to-date ended September 30, 2012 (b)
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	26	16,549	$194.83	79.7%	$155.23	$184.06	78.9%	$145.28	6.8%
Mid-Atlantic	11	8,639	245.45	83.2	204.32	239.71	80.9	193.82	5.4
South Central	9	5,695	161.76	71.5	115.59	149.36	72.9	108.92	6.1
D.C. Metro	12	5,418	195.11	75.3	146.86	194.68	74.6	145.27	1.1
North Central	11	4,782	167.14	73.1	122.18	157.24	73.9	116.22	5.1
New England	6	3,672	190.84	78.9	150.50	187.73	75.6	141.87	6.1
Florida	7	3,230	200.65	76.7	153.84	189.60	75.7	143.57	7.2
Mountain	7	2,885	167.78	67.7	113.60	160.42	67.4	108.08	5.1
Atlanta	6	2,183	179.14	72.5	129.90	169.93	68.9	117.08	10.9
Asia-Pacific	6	1,255	155.41	82.4	127.99	152.45	79.3	120.88	5.9
Canada	3	1,219	184.44	69.2	127.65	180.28	68.2	122.91	3.9
Latin America	4	1,075	237.49	64.2	152.43	233.22	70.4	164.20	(7.2)
All Regions	108	56,602	195.72	76.8	150.40	187.58	76.0	142.60	5.5

(a)	For further discussion, see “—Change in Reporting Periods” and “Comparable Hotel Operating Statistics”.

(b)	The As Adjusted year-to-date ended September 30, 2012 results include one additional day of operations in February compared to the year-to-date ended September 30, 2013 due to the leap year in 2012.

For the third quarter, our top performing regions were Atlanta and Pacific, with 15.5% and 10.6% RevPAR growth, respectively.  The improvement in the Atlanta market reflects occupancy growth of 6.1 percentage points and a 5.8% increase in average room rate, driven by strong group demand and citywide events. The increase in our Pacific region was driven by improvements at several of our target markets in the region as RevPAR for our San Francisco, Los Angeles, San Diego and Seattle markets increased 15.8%, 13.0%, 10.3% and 12.2%, respectively, primarily as a result of increases in average room rates. In addition, our Hawaii market RevPAR increased 2.9% as a result of a 9.2% increase in average room rate benefiting from gains in both group and transient business that was partially offset by a 4.9 percentage point decrease in occupancy as a result of rooms renovations.

For the third quarter of 2013, our Mountain region RevPAR increased 8.8%, driven by our Phoenix market where RevPAR increased 14.5% resulting from an 8.9% increase in average room rate and occupancy growth of 2.9 percentage points as renovation work performed in 2012 has led to improvements in group business.

For the third quarter of 2013, our New England region RevPAR increased 6.2%, primarily reflecting a 6.3% RevPAR increase in our Boston market driven by strong group demand, as well as improvements in transient rates due to a shift in transient business to the higher-rated segments.

Our North Central region RevPAR increased 4.0% for the third quarter of 2013 as a result of a 6.3% increase in average room rate which was partially offset by a 1.7 percentage point decrease in average occupancy. The results were driven by our Chicago market, with a RevPAR increase of 4.3%, nearly entirely as a result of increased average room rate.

Our Mid-Atlantic region RevPAR increased 3.3% for the third quarter of 2013 primarily as a result of a 2.8% increase in average room rate. Our New York hotels increased average room rate by 3.2% while occupancy increased 0.3 percentage points, resulting in RevPAR improvement of 3.5%.  The operating results for our New York properties have been affected by an increase in supply in the New York market above historical averages, a trend we expect to continue into 2014.

For our D.C. Metro region, RevPAR increased slightly as an average occupancy increase of 1.2 percentage points was partially offset by a 1.5% decrease in average room rate as sequestration continued to negatively impact the region by lowering both government and government-related demand.  Our third quarter results were not significantly affected by the U.S. government shutdown; however, the first three weeks of the fourth quarter of 2013 were negatively affected.

Our South Central region RevPAR decreased 0.8%, as a result of a 5.3 percentage point decrease in average occupancy which was partially offset by a 7.3% increase in average room rate.  This decline was driven by our New Orleans property resulting from a lack of group demand and our San Antonio properties which were undergoing meeting space renovations which resulted in a decrease in group business. These decreases were partially offset by a RevPAR increase of 18.8% in our Houston market primarily resulting from increased average room rates in both our transient and group business.

Internationally, RevPAR in our Latin American and Canadian regions decreased 4.6% and 2.0%, respectively. For the quarter, RevPAR for our Latin American region decreased 4.6% as a result of a 4.7 percentage point decrease in occupancy which was partially offset by a 2.6% increase in average room rate. The decrease in occupancy was primarily driven by our two Chilean hotels due to softer demand and the JW Marriott Hotel Mexico City due to a rooms renovation that was not completed until August 2013. For the quarter, RevPAR for our Canadian region decreased 2.0% primarily as a result of 1.5 percentage point decline in occupancy primarily driven by lower citywide demand.  For the quarter, both our Latin American and Canadian regions were negatively affected by changes in foreign exchange rates.

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

For the quarter and year-to-date 2013, transient revenues increased 8.5% and 7.8%, respectively, due to strong growth in occupancy and average room rate. The increase in the average room rate for the quarter resulted from a combination of improved pricing and a more favorable mix of business. Higher-rated non-qualified transient room nights increased 10.1% for the quarter, while lower-rated special corporate, government and other discounted transient room nights decreased approximately 1%, primarily due to a 16.4% decrease in our government room nights. At the same time, transient room nights growth has remained strong, driven by increased room nights booked through on-line travel agencies.

For the quarter and year-to-date 2013, group revenues increased 1.5% and 1.4%, respectively, primarily due to average room rate growth, partially offset by declines in total room nights throughout the year. Despite the decline in group room nights for the quarter, the shift in mix to the higher-rated corporate group segment led to the increase in average rates, as group corporate room nights increased 4.3%.  Year-to-date, corporate group revenue increased 10.2% driven by a 6.8% increase in room nights and a 3.2% increase in average room rates which was partially offset by a decrease in other group business. Looking into 2014, group room nights booked for the year are ahead of the 2013 pace and at higher average room rates, though there can be no assurance that this will result in increased revenues for 2014.

Property-level Operating Expenses

The following tables reflect property-level operating expenses and include both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended			Quarter ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase (Decrease)	As Reported September 7, 2012	% Increase (Decrease)
Expenses:
Rooms	$229	$213	7.5%	$207	10.6%
Food and beverage	251	244	2.9	233	7.7
Other departmental and support expenses	313	306	2.3	292	7.2
Management fees	50	47	6.4	43	16.3
Other property-level expenses	97	140	(30.7)	136	(28.7)
Depreciation and amortization	177	167	6.0	155	14.2
Total property-level operating expenses	$1,117	$1,117		$1,066	4.8

	Year-to-date ended			Year-to-date ended
	September 30, 2013	As Adjusted September 30, 2012	% Increase (Decrease)	As Reported September 7, 2012	% Increase (Decrease)
Expenses:
Rooms	$674	$631	6.8%	$569	18.5%
Food and beverage	815	781	4.4	704	15.8
Other departmental and support expenses	944	924	2.2	833	13.3
Management fees	163	146	11.6	130	25.4
Other property-level expenses	285	431	(33.9)	398	(28.4)
Depreciation and amortization	524	491	6.7	454	15.4
Total property-level operating expenses	$3,405	$3,404	––	$3,088	10.3

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

Rooms. Rooms expenses increased $16 million, or 7.5%, to $229 million and $43 million, or 6.8%, to $674 million for the third quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods, reflecting increases at our comparable hotels of 6.0% and 4.9% for the third quarter and year-to-date of 2013, respectively, primarily driven by higher travel agent commissions and wages and benefit expenses. Additionally, rooms expense increased $9 million for the year-to-date due to incremental expenses from our Recent Acquisitions.

Food and beverage. Food and beverage costs increased $7 million, or 2.9%, to $251 million and $34 million, or 4.4%, to $815 million for the third quarter and year-to-date of 2013, respectively. Comparable food and beverage expenses increased $7 million and $17 million for the third quarter and year-to-date ended September 30, 2013, respectively, though as a percentage of food and beverage revenues, they were relatively unchanged. Food and beverage costs for year-to-date 2013 also included an incremental $12 million from our Recent Acquisitions.

Other departmental and support expenses. Other departmental and support expenses increased $7 million, or 2.3%, to $313 million and $20 million, or 2.2%, to $944 million for the third quarter and year-to-date of 2013, respectively, primarily due to loyalty program rewards, wages and benefits, and credit card expenses.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $2 million, or 5.1%, to $41 million and $8 million, or 6.8%, to $126 million for the third quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased $2 million to $12 million and

$14 million to $47 million for the third quarter and year-to-date of 2013, respectively. Management fees for year-to-date 2013 also included an incremental $4 million from our Recent Acquisitions.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $43 million, or 30.7%, to $97 million and $146 million, or 33.9%, to $285 million for the third quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods. The decline in other property-level expenses reflects $61 million and $178 million of expenses that were recorded in the 2012 As Adjusted third quarter and year-to-date, respectively, for hotels leased from Hospitality Properties Trust. These leases were terminated on December 31, 2012. Excluding the effects of the termination of the Hospitality Properties Trust leases, other property-level expenses increased $18 million and $32 million for the third quarter and year-to-date of 2013, respectively, primarily driven by an increase in real estate taxes and other operating expenses, which included a $5 million credit in 2012 for property-tax refunds and utility rebates for which comparable credits were not received in 2013. Additionally, other property-level expenses increased $4 million for the year-to-date due to incremental expenses from our Recent Acquisitions.

Depreciation and amortization. Depreciation and amortization increased $10 million, or 6.0%, to $177 million and $33 million, or 6.7%, to $524 million for the third quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods due primarily to capital projects completed at our properties in 2012 and early 2013 and our Recent Acquisitions.

Other Income and Expense

Corporate and other expenses. For the third quarter 2013, corporate and other expenses decreased $5 million, or 15.6%, to $27 million, primarily as a result of lower acquisition costs.  For the year-to-date 2013, corporate and other expenses increased $12 million, or 15.4%, to $90 million, primarily due to the recognition of a litigation loss of $8 million in the second quarter of 2013, as well as an increase in compensation expenses due to an increase in the number of employees, partially offset by the decline in acquisition costs.

Interest income.  Interest income declined $3 million in the quarter and $9 million year-to-date. Interest income in 2012 included a note receivable that was secured by a portfolio of five hotels that was repaid in the fourth quarter of 2012.

Interest expense. Interest expense decreased $33 million, or 33.7%, to $65 million and $48 million, or 16.4%, to $244 million for the third quarter and year-to-date of 2013, respectively, compared to the corresponding 2012 As Adjusted periods.  Excluding debt extinguishment costs, interest expense declined $22 million for the third quarter and $57 million for the year-to-date due to lower debt balances and a decline in our weighted average interest rates due to recent debt repayments and refinancings (see Liquidity and Capital Resources). Debt extinguishment costs totaled $3 million in the third quarter 2013 compared to $14 million in the third quarter 2012.  Debt extinguishment costs were $36 million for the year-to-date period 2013 as compared to $27 million for the corresponding period in 2012.

Net gains on property transactions and other.  For the 2013 year-to-date period, the increase in net gains on property transactions and other primarily represents the $21 million gain on the sale of land adjacent to our Newport Beach Marriott Hotel & Spa and a previously deferred $11 million gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for the highway expansion at the Atlanta Marriott Perimeter Center.

Equity in earnings (losses) of affiliates.  Equity in earnings (losses) of affiliates primarily reflects our approximate one-third minority interest in the Euro JV, which owns 19 properties in nine countries. The Euro JV acquired one property in 2013 and six properties during 2012. It experienced a 3.1% RevPAR growth in constant euros for the third quarter for the remaining 13 properties.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The $11 million and $16 million income tax provision recorded in the third quarter of 2013 and the 2012 As Adjusted, respectively, and the $19 million income tax provision recorded in both the year-to-date of 2013 and 2012 As Adjusted, primarily reflects federal and state income taxes imposed on our taxable REIT subsidiaries as well as foreign income taxes imposed on our consolidated foreign hotels.

Income from discontinued operations. The income from discontinued operations for the year-to-date 2013 primarily consists of the $19 million gain recorded and the $10 million of previously deferred key money recognized as a result of the sale of the Atlanta Marriott Marquis. As part of our decision to invest in ROI and other capital expenditures or in conjunction with the possible acquisition or disposition of properties, we may enter into negotiations with our operators to amend management agreements for which we may receive cash compensation, which is referred to as key money. Key money is considered deferred revenue and recognized over the life of the related management agreements as a reduction to management fee expense. Income from discontinued

operations also includes the operations of The Ritz-Carlton, San Francisco through its sale on June 28, 2013 and a deferred gain of $14 million related to the sale of that property, which we recognized in the third quarter of 2013 after certain post-closing obligations were met. The remainder of the deferred gain is subject to performance guarantees through which we have guaranteed certain annual net operating profit levels for the hotel through 2016, with a maximum payment of $4 million per year, not to exceed $11 million in total. The income from discontinued operations for the 2012 As Adjusted year-to-date primarily consists of the $48 million gain recorded as a result of the sale of San Francisco Airport Marriott.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide stability and financial flexibility, given the inherent volatility in the lodging industry. During 2013, we continued to focus on strategically decreasing our debt-to-EBITDA (leverage) ratio and on increasing our interest coverage ratio through (i) equity issuances and dispositions to fund future acquisitions, and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates.

Our debt profile is structured to allow us to access different forms of financing, primarily senior notes, exchangeable debentures and credit facility draws, as well as mortgage debt in the U.S. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. As of September 30, 2013, 105 of our 118 hotels are unencumbered by mortgage debt and approximately 82% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On September 16, 2013, we declared a dividend of $.12 per share of Host Inc.’s common stock. The dividend, which totaled approximately $91 million, was paid on October 15, 2013. See also “—Dividend Policy” for more information.

Capital Resources. As of September 30, 2013, we had $354 million of cash and cash equivalents and $771 million available under our credit facility. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities, and fund our capital expenditures program. We depend primarily on external sources of capital or proceeds from asset sales to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through an at-the-market equity program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt, taking advantage of favorable market conditions, when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

In October 2013, Host Inc.’s Board of Directors authorized repurchases of up to $680 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and NAREIT Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

During the third quarter of 2013, we issued 6.0 million shares of Host Inc. common stock, at an average price of $18.39 per share, for proceeds of approximately $110 million, net of $1 million in commissions under our 2012 “at-the-market” equity program. The net proceeds were used for general corporate purposes. These issuances completed the remaining capacity under this program.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $273 million to $697 million for the year-to-date period ended September 30, 2013. This increase is due to the effects of the change in the calendar quarter, which accounted for approximately 24% of the increase, and due to improved operations at our hotels and a decrease in cash interest payments.

Cash Used in Investing Activities. Cash used in investing activities is primarily for the acquisition of property, for capital expenditures on our existing portfolio and to fund our investment in joint ventures. For the year-to-date 2013, we invested $564 million for the acquisition of one hotel, new development, to invest in our joint ventures and for capital expenditures at our existing properties.  For 2012, we invested $928 million for the acquisition of one hotel, to acquire land for development, to invest in our joint ventures and for capital expenditures at our existing properties. Cash used for renewal and replacement capital expenditures for year-to-date 2013 and 2012 was $239 million and $245 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures was $100 million and $211 million, respectively. Cash provided by investing activities was $446 million from the sale of two hotels and a parcel of land in 2013 and $117 million in 2012 for the sale of two hotels and the receipt of insurance proceeds.

The following table summarizes significant acquisitions and dispositions that have been completed as of November 4, 2013 (in millions):

Transaction Date	Description of Transaction	Investment Price
Acquisitions/Investments
January - September	Development costs for two hotels in Rio de Janeiro	$(15)
May - August	Investment in Euro JV	(67)
May	Acquisition of Hyatt Place Waikiki Beach (a)	(139)
	Total acquisitions/investments	$(221)

		Sales price
Dispositions
November	Disposition of Portland Marriott Downtown Waterfront (b)	$87
June	Disposition of The Ritz-Carlton, San Francisco (c)	161
April	Sale of land adjacent to Newport Beach Marriott Hotel & Spa	24
January	Disposition of Atlanta Marriott Marquis (d)	293
	Total dispositions	$565

(a)	Purchase price includes $0.5 million for the FF&E replacement fund.

(b)	Proceeds were $83 million, net of $4 million for the FF&E replacement fund retained at the hotel.

(c)

Proceeds were $146 million, net of $9 million for the FF&E replacement fund paid by the purchaser and $6 million for working capital, transfer taxes, commissions and other fees. Under a performance guarantee, we have guaranteed certain annual net operating profit levels for the hotel. The guarantee has a maximum payout of $11 million.

(d)	Proceeds were $276 million, net of $17 million for the FF&E replacement fund paid by the purchaser.

Cash Used in Financing Activities. Cash used in financing activities is primarily for the repayment of the principal amount of debt and dividends on common stock or distribution on OP Units.  Cash used in financing activities was $1,481 million and $1,967 million for year-to-date 2013 and 2012, respectively.  Cash provided by financing activities is primarily from the issuance of senior debt, mortgage loans or draws on the credit facility and the issuance of common stock or OP Units. Cash provided by financing activities was $875 million and $1,792 million for year-to-date 2013 and 2012, respectively.

The following table summarizes significant issuances, net of deferred financing costs, or repayments of debt, including premiums, that have been completed through November 4, 2013 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt Issuances
April – August	Net draw on revolver portion of credit facility	$68
March	Proceeds from the issuance of $400 million of 3 3∕4% Series D senior notes	396
	Total issuances	$464
Cash Repayments
September	Redemption of $200 million of 6 3∕4% Series Q senior notes	$(202)
June	Redemption of $200 million of 6 3∕4% Series Q senior notes	(202)
May	Repayment of mortgage loan on the Orlando World Center Marriott	(246)
May	Redemption of $400 million of 9% Series T senior notes	(418)
February	Repayment on revolver portion of credit facility	(100)
	Total cash repayments	$(1,168)
Non-cash Debt Transaction
March	Exchange of a portion of the 2004 Debentures for common stock	$(174)
	Total non-cash debt transactions	$(174)

The following table summarizes significant equity transactions that have been completed through November 4, 2013 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Equity of Host Inc.
January – October	Dividend payments (a)	$(313)
January – September	Issuance of approximately 16.9 million common shares under Host Inc.’s “at the-market” equity program (b)	297
	Net payments	$(16)
Non-cash Equity Transaction
March	Issuance of approximately 11.7 million common shares through the exchange of the 2004 Debentures (c)	$174
	Total non-cash equity transactions	$174

(a)	In connection with the dividends, Host L.P. made distributions of $317 million.

(b)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 16.5 million common OP units.

(c)	In connection with the exchange, Host L.P. issued approximately 11.5 million common OP Units.

Debt

As of September 30, 2013, our total debt was $4.6 billion with an average interest rate of 4.9% and an average maturity of 5.5 years. Additionally, 74% of our debt has a fixed rate of interest and 105 of our hotels were unencumbered by mortgage debt.

Exchangeable Senior Debentures. As of September 30, 2013, we have $400 million of 2 1∕2% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain other subsequent dates. Holders of the 2009 Debentures also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 130% ($17.40) of the exchange price per share for at least 20 of the last 30 consecutive trading days of the calendar quarter or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or part of, any of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the 2009 Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. The 2009 Debentures are not exchangeable by holders at this time. Currently, each $1,000 Debenture would be exchanged for 74.7034 Host Inc. common shares (for an equivalent per share price of $13.39), for a total of 29.9 million shares.

We separately account for the liability and equity components of our 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the 2009 Debentures, which is the expected life of the debt. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance was $316 million and $82 million, respectively. As of September 30, 2013, the debt carrying value and unamortized discount were $367 million and $33 million, respectively.

Interest expense recorded for our debentures (including interest expense for debentures redeemed in 2013 and 2012) for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	September 30,	September 7,	September 30,	September 7,
	2013	2012	2013	2012
Contractual interest expense (cash)	$2	$4	$8	$14
Non-cash interest expense due to discount amortization	4	3	11	12
Total interest expense	$6	$7	$19	$26

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of September 30, 2013:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio (a)	3.5x	Maximum ratio of 7.25x
Fixed charge coverage ratio	4.3x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	6.7x	Minimum ratio of 1.75x

(a)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants.

Series D Senior Notes

We are in compliance with all of the financial covenants applicable to our Series D senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of September 30, 2013:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	439%	Minimum ratio of 150%
Total indebtedness to total assets	24%	Maximum ratio of 65%
Secured indebtedness to total assets	4%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	5.8x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series other than the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of September 30, 2013 and the covenant requirement contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*	Covenant Requirement
Unencumbered assets tests	449%	Minimum ratio of 125%
Total indebtedness to total assets	24%	Maximum ratio of 65%
Secured indebtedness to total assets	3%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	5.9x	Minimum ratio of 2.0x

*

Because of differences in the calculation methodology between our Series D senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Euro JV Fund I (11 hotels, 3,511 rooms) and a 33.4% interest in Euro JV Fund II (8 hotels, 2,916 rooms). At September 30, 2013, hotel investments by the Euro JV totaled €1.8 billion with €990 million of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. As of September 30, 2013, the partners have funded approximately €631 million, or 91%, of the total equity commitment for Euro JV Fund I and €369 million, or 82%, of the total equity commitment for Euro JV Fund II.

On August 29, 2013, the Euro JV Fund II acquired the 465-room Sheraton Stockholm Hotel in Stockholm, Sweden, for approximately €102 million ($135 million). In connection with the acquisition, the Euro JV Fund II entered into a €61 million ($81 million) mortgage loan with an initial interest rate of 5.87% that matures in 2018. We contributed approximately €14 million ($19 million) to the Euro JV Fund II in connection with this acquisition, funded through a draw on our credit facility.

On October 22, 2013, the Euro JV Fund II sold the Courtyard Paris La Defense West – Colombes for €19 million plus certain customary closing adjustments and will recognize an estimated gain of €2 million.

Asian Joint Venture

We own a 25% non-controlling interest in a joint venture (the “Asia/Pacific JV”) that owns the 278-room Four Points by Sheraton Perth in Perth, Australia and also owns a 36% non-controlling interest in a separate joint venture in India that owns two hotels, with an additional five hotels under development, totaling 1,750 rooms for an estimated $325 million of construction costs. The seven hotels in India will be operated under the Pullman, Novotel and ibis brands. As of September 30, 2013, the partners of the Asia/Pacific JV have funded approximately $133 million of equity and there is no remaining equity commitment for new acquisitions.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 30, 2013, Host Inc. is the owner of approximately 98.7% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

On September 16, 2013, the Board of Directors of Host Inc. declared a regular dividend of $0.12 per share on our common stock, an increase of $0.01 per share from the previous quarter. This dividend was paid on October 15, 2013 to stockholders of record as of September 30, 2013. Accordingly, Host L.P. made a distribution of $0.12257928 per unit on its common OP units. The following chart shows our dividends declared for year-to-date 2013 compared to 2012 and 2011:

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

Of the 118 hotels that we owned on September 30, 2013, 108 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2013 are excluded from comparable hotel results for these periods:

•

The Ritz-Carlton, Naples, removed in the third quarter of 2013 (business interruption due to the closure of the hotel during extensive renovations which included renovations of 450 rooms, including 35 suites, restaurant, façade and windows);

•	Hyatt Place Waikiki Beach (acquired in May 2013);

•	Grand Hyatt Washington (acquired in July 2012);

•

The Westin New York Grand Central (business interruption due to re-branding of the hotel and extensive renovations that were completed in March 2013, including the renovation of 774 guest rooms, lobby, public and meeting spaces, fitness center, restaurant and bar);

•

Two hotels in Christchurch, New Zealand (business interruption due to the closure of the hotels following an earthquake in February 2011 and the subsequent extensive renovations, which hotels reopened August 2013 and September 2012);

•

Orlando World Center Marriott, removed in the third quarter of 2012 (business interruption due to extensive renovations, which include façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool, dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants);

•

Atlanta Marriott Perimeter Center, removed in the third quarter of 2011 (business interruption due to extensive renovations that were completed in April 2012, including renovation of the guest rooms, lobby, bar and restaurant and the demolition of one tower of the hotel);

•

Chicago Marriott O’Hare, removed in the third quarter of 2011 (business interruption due to extensive renovations that were completed in April 2012, including renovating every aspect of the hotel and shutting down over 200 rooms); and

•

Sheraton Indianapolis Hotel at Keystone Crossing, removed in the first quarter of 2011 (business interruption due to extensive renovations that were completed in January 2013, including the conversion of one tower of the hotel into apartments, reducing the room count, and the renovation of the remaining guest rooms, lobby, bar and meeting space).

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

To facilitate comparison against a comparable period in 2012, we are presenting our above non-GAAP financial measures for the quarter and year-to-date ended September 30, 2013 and for the 2012 As Adjusted quarter and year-to-date ended September 30, 2012. We also present Adjusted EBITDA, NAREIT FFO per diluted share and Adjusted FFO per diluted share for our “as reported” quarter and year-to-date ended September 7, 2012. In addition, we present several line items from our statement of operations, such as net income (loss), for the 2012 As Adjusted quarter and year-to-date periods. Because the presentation of these line items on an “As Adjusted” basis is not in accordance with GAAP, they also constitute non-GAAP financial measures. We present these measures because we believe that doing so provides investors and management with useful supplemental information for evaluating the period-to-period performance of our hotels. These results are, however, based on estimates. Our internal allocation methodology used to develop these estimates is based on assumptions, some of which may be inaccurate. For this reason, while management believes presentation of these supplemental measures is beneficial, investors are cautioned from placing undue reliance on the 2012 As Adjusted results and should consider these results together with the presentation of GAAP revenues, net income (loss) and expenses.

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

Other Reconciling Information

The following tables provide a reconciliation for revenue and property-level operating expenses for the quarter and year-to-date ended September 7, 2012 (As reported) and the quarter and year-to-date ended September 30, 2012 (As Adjusted) that are discussed elsewhere herein.

Reconciliation of Revenue for Quarter Ended September 30, 2012 As Adjusted

(in millions)

	Owned Hotels
	Rooms	Food and Beverage	Other	Total	Other Revenues	Total
For the quarter ended September 7, 2012 (As Reported)	$745	$283	$65	$1,093	$65	$1,158
Marriott-managed properties September 8, 2012 through September 30, 2012	104	47	8	159	––	159
Marriott-managed properties June 16, 2012 through June 30, 2012	(68)	(26)	(5)	(99)	––	(99)
Non-Marriott-managed properties—September 2012 operations	136	60	12	208	––	208
Non-Marriott-managed properties—June 2012 operations	(137)	(61)	(12)	(210)	––	(210)
Revenues—hotels leased from HPT and rental income September 8, 2012 through September 30, 2012 less June 16, 2012 through June 30, 2012	––	––	––	––	8	8
For the quarter ended September 30, 2012 (As Adjusted)	$780	$303	$68	$1,151	$73	$1,224

Reconciliation of Revenue for Year-to-Date Ended September 30, 2012 As Adjusted

(in millions)

	Owned Hotels
	Rooms	Food and Beverage	Other	Total	Other Revenues	Total
For the year-to-date ended September 7, 2012 (As Reported)	$2,083	$944	$199	$3,226	$189	$3,415
Marriott-managed properties September 8, 2012 through September 30, 2012	104	47	8	159	––	159
Non-Marriott-managed properties—September 2012 operations	136	60	12	208	––	208
Revenues—hotels leased from HPT and rental income September 8, 2012 through September 30, 2012	––	––	––	––	19	19
For the year-to-date ended September 30, 2012 (As Adjusted)	$2,323	$1,051	$219	$3,593	$208	$3,801

Reconciliation of Property-level Operating Expenses for Quarter Ended September 30, 2012 As Adjusted

(in millions)

	Rooms	Food and Beverage	Other Departmental and Support Expenses	Management Fees	Other Property- Level Expenses	Depreciation and Amortization	Total
For the quarter ended September 7, 2012 (As Reported)	$207	$233	$292	$43	$136	$155	$1,066
Marriott-managed properties September 8, 2012 through September 30, 2012	25	32	39	8	6	18	128
Marriott-managed properties June 16, 2012 through June 30, 2012	(19)	(22)	(25)	(4)	(6)	(13)	(89)
Non-Marriott-managed properties—September 2012 operations	37	45	52	8	12	19	173
Non-Marriott-managed properties—June 2012 operations	(37)	(44)	(52)	(8)	(13)	(12)	(166)
Expenses—hotels leased from HPT September 8, 2012 through September 30, 2012 less June 16, 2012 through June 30, 2012	––	––	––	––	5	––	5
For the quarter ended September 30, 2012 (As Adjusted)	$213	$244	$306	$47	$140	$167	$1,117

Reconciliation of Property-level Operating Expenses for Year-to-Date Ended September 30, 2012 As Adjusted

(in millions)

	Rooms	Food and Beverage	Other Departmental and Support Expenses	Management Fees	Other Property- Level Expenses	Depreciation and Amortization	Total
For the year-to-date ended September 7, 2012 (As Reported)	$569	$704	$833	$130	$398	$454	$3,088
Marriott-managed properties September 8, 2012 through September 30, 2012	25	32	39	8	6	18	128
Non-Marriott-managed properties—September 2012 operations	37	45	52	8	12	19	173
Expenses—hotels leased from HPT September 8, 2012 through September 30, 2012	––	––	––	––	15	––	15
For the year-to-date ended September 30, 2012 (As Adjusted)	$631	$781	$924	$146	$431	$491	$3,404

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

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income (loss), is beneficial to an investor’s complete understanding of our operating performance. Adjusted EBITDA also is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P. (a)

(in millions)

	Quarter ended			Year-to-date ended
	September 30, 2013	As Adjusted September 30, 2012 (a)	As Reported September 7, 2012	September 30, 2013	As Adjusted September 30, 2012 (a)	As Reported September 7, 2012
Net income (loss) (b)(f)	$18	$(32)	$(36)	$199	$89	$48
Interest expense	65	98	93	244	292	272
Depreciation and amortization	177	167	155	524	491	454
Income taxes	11	16	11	19	19	10
Discontinued operations (c)	1	6	5	10	20	18
EBITDA (d)	272	255	228	996	911	802
Gain on dispositions (e)	(14)	––	––	(32)	(48)	(48)
Acquisition costs	––	6	6	1	6	6
Recognition of deferred gain on land condemnation (f)	––	––	––	(11)	––	––
Litigation loss (g)	––	––	––	8	––	––
Amortization of deferred gains	––	(1)	(1)	––	(3)	(3)
Equity investment adjustments:
Equity in (earnings) losses of affiliates	1	1	1	(3)	(3)	(2)
Pro rata Adjusted EBITDA of equity investments	13	9	9	38	25	21
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(2)	(2)	(2)	(13)	(13)	(12)
Adjusted EBITDA (d)	$270	$268	$241	$984	$875	$764

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “—Change in Reporting Periods.”

(b)

The difference of $4 million in net loss between the As Adjusted quarter ended September 30, 2012 and the as reported quarter ended September 7, 2012 includes estimated net income (loss) from September 8, 2012 through September 30, 2012 and excludes estimated net income (loss) from June 16, 2012 through June 30, 2012 for our Marriott-managed hotels and includes the September 2012 operations, which previously were reported in the fourth quarter 2012 results, and excludes the June 2012 operations for the remainder of the portfolio. The difference of $41 million in net income between the As Adjusted year-to-date period ended September 30, 2012 and the as reported year-to-date period ended September 7, 2012 reflects estimated net income (loss) from September 8, 2012 through September 30, 2012 for our Marriott-managed hotels, and the September 2012 operations for the remainder of the portfolio.

(c)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.

(d)

EBITDA and Adjusted EBITDA include a gain of $21 million for the year-to date ended September 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa as a gain on sale of undepreciated property is included in Adjusted EBITDA.

(e)	Reflects the gain recorded on the sale of two hotels in 2013 and 2012, respectively.

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

(g)

Effective April 1, 2013, we modified the definition of Adjusted EBITDA to exclude gains or losses associated with litigation outside the ordinary course of business, which is consistent with the definition of Adjusted FFO that we adopted effective January 1, 2011. On June 28, 2013, the Texas Supreme Court denied our Petition for Review on litigation related to the sale of land under the San Antonio Marriott Rivercenter in 2005. We have accrued $68 million related to this litigation, including $8 million in the second quarter, which we believe reflects substantially all of our obligation assuming we lose the appeal. We have $25 million in restricted cash that will be utilized to pay a portion of any judgment, assuming we lose the appeal. We are continuing to appeal this ruling.

FFO Measures

We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings (loss) per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata FFO of those entities on the same basis.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income (Loss) to

NAREIT and Adjusted Funds From Operations per Diluted Share (a)

(in millions, except per share amount)

	Quarter ended			Year-to-date ended
	September 30, 2013	As Adjusted September 30, 2012 (a)	As Reported September 7, 2012	September 30, 2013	As Adjusted September 30, 2012 (a)	As Reported September 7, 2012
Net income (loss) (b)	$18	$(32)	$(36)	$199	$89	$48
Less: Net (income) loss attributable to non-controlling interests	1	1	2	(5)	(3)	(2)
Net income (loss) attributable to Host Inc.	19	(31)	(34)	194	86	46
Adjustments:
Gain on dispositions, net of taxes (c)	(14)	––	––	(32)	(48)	(48)
Amortization of deferred gains and other property transactions, net of taxes	––	(1)	(1)	––	(3)	(3)
Depreciation and amortization	176	173	160	527	509	471
Partnership adjustments	6	4	3	20	10	7
FFO of non-controlling interests of Host L.P.	(2)	(2)	(2)	(9)	(8)	(7)
NAREIT FFO (d)	185	143	126	700	546	466
Adjustments to NAREIT FFO:
Loss on debt extinguishment	3	18	18	40	32	32
Acquisition costs (e)	––	6	6	1	8	8
Recognition of deferred gain on land condemnation (f)	––	––	––	(11)	––	––
Litigation loss (g)	––	––	––	8	––	––
Loss attributable to non-controlling interests	––	––	––	––	(1)	(1)
Adjusted FFO (d)	$188	$167	$150	$738	$585	$505

For calculation on a per share basis:

Adjustments for dilutive securities (h):
Assuming conversion of Exchangeable Senior Debentures	$7	$1	$1	$19	$23	$21
Diluted NAREIT FFO	$192	$144	$127	$719	$569	$487
Adjustments for dilutive securities (h):
Assuming conversion of Exchangeable Senior Debentures	$7	$8	$7	$19	$23	$21
Diluted Adjusted FFO	$195	$175	$157	$757	$608	$526

Diluted weighted average shares outstanding – EPS	749.7	721.8	721.3	744.9	717.6	715.7
Assuming issuance of common shares granted under the Comprehensive Stock Plan	––	1.2	1.1	––	––	1.2
Assuming conversion of Exchangeable Senior Debentures	29.5	11.6	11.7	29.4	40.4	40.4
Diluted weighted average shares outstanding – NAREIT FFO	779.2	734.6	734.1	774.3	758.0	757.3
Assuming conversion of Exchangeable Senior Debentures	––	28.8	28.8	––	––	––
Diluted weighted average shares outstanding – Adjusted FFO	779.2	763.4	762.9	774.3	758.0	757.3
NAREIT FFO per diluted share	$.25	$.20	$.17	$.93	$.75	$.64
Adjusted FFO per diluted share	$.25	$.23	$.21	$.98	$.80	$.69

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “—Change in Reporting Periods.”

(b)

The difference of $4 million in net loss between the As Adjusted quarter ended September 30, 2012 and the as reported quarter ended September 7, 2012 includes estimated net income (loss) from September 8, 2012 through September 30, 2012 and excludes estimated net income (loss) from June 16, 2012 through June 30, 2012 for our Marriott-managed hotels, and includes the September 2012 operations, which previously were reported in the fourth quarter 2012 results, and excludes the June 2012 operations for the remainder of the portfolio. The difference of $41 million in net income between the As Adjusted year-to-date period ended September 30, 2012 and the as reported year-to-date period ended September 7, 2012 reflects estimated net income (loss) from September 8, 2012 through September 30, 2012 for our Marriott-managed hotels, and the September 2012 operations for the remainder of the portfolio.

(c)	Reflects the gain recorded on the sale of two hotels in 2013 and 2012, respectively.

(d)	NAREIT and Adjusted FFO include a gain of $21 million for the year-to-date ended September 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.

(e)

Includes approximately $2 million for the year-to-date ended September 30, 2012 As Adjusted and the year-to-date ended September 7, 2012 As Reported, related to our share of acquisition costs incurred by unconsolidated joint ventures.

(f)

We have excluded from Adjusted FFO the recognition of deferred gain on the land condemnation at the Atlanta Marriott Perimeter Center. Please see note (f) to the Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P. for further discussion.

(g)	See footnote (g) to the Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein and a reconciliation of the differences between comparable hotel adjusted operating profits, a non-GAAP financial measure, and operating profit, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) comparable hotel revenues and (ii) our total revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) comparable hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, are provided in the footnotes to the reconciliation:

Comparable Hotel Results for Host Inc. and Host L.P. (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended (b)
	September 30, 2013	As Adjusted September 30, 2012 (c)	September 30, 2013	As Adjusted September 30, 2012 (c)
Number of hotels (d)	108	108	108	108
Number of rooms	56,602	56,602	56,602	56,602
Percent change in comparable hotel RevPAR	5.5%	––	5.5%	––
Operating profit margin (e)	6.5%	6.1%	9.7%	8.4%
Comparable hotel adjusted operating profit margin (e)	23.7%	23.7%	25.4%	24.4%
Comparable hotel revenues
Room	$782	$741	$2,324	$2,211
Food and beverage (f)	290	281	1,002	969
Other	65	65	208	199
Comparable hotel revenues (g)	1,137	1,087	3,534	3,379
Comparable hotel expenses
Room	211	199	622	593
Food and beverage (h)	231	224	738	721
Other	36	35	107	107
Management fees, ground rent and other costs	390	371	1,170	1,133
Comparable hotel expenses (i)	868	829	2,637	2,554
Comparable hotel adjusted operating profit	269	258	897	825
Non-comparable hotel results, net (j)	17	15	100	68
Earnings for hotels leased from HPT (k)	––	4	––	1
Hotel results for comparable hotel classified as held-for-sale	(3)	(3)	(7)	(6)
Depreciation and amortization	(177)	(167)	(524)	(491)
Corporate and other expenses (l)	(27)	(32)	(90)	(78)
Operating profit	$79	75	$376	319
Less: Estimated operating profit adjustments for the calendar period (c)		(14)		(66)
Operating profit for the periods June 16, 2012 through September 7, 2012 and January 1, 2012 through September 7, 2012 (as reported)		$61		$253

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “—Change in Reporting Periods”.

(b)	The year-to-date 2012 As Adjusted results include one additional day of operations in February compared to year-to-date 2013 due to the 2012 leap year.

(c)

Comparable hotel results and statistics for September 30, 2012 are based on 2012 As Adjusted results. For the As Adjusted quarter ended September 30, 2012, adjustments for the calendar period reflect (i) estimated operations for the 23 days from September 8, 2012 through September 30, 2012 less 15 days from June 16, 2012 through June 30, 2012 for our Marriott-managed properties and (ii) for the remainder of the portfolio, the inclusion of the month of September 2012 results, which previously were reported in the fourth quarter 2012 results, and the exclusion of the June 2012 results. For the As Adjusted year-to-date ended September 30, 2012, adjustments for the calendar period reflect estimated operations for the 23 days from September 8, 2012 through September 30, 2012 for our Marriott-managed properties and the month of September 2012 results for the remainder of the portfolio.

(d)

During the third quarter, we removed The Ritz-Carlton, Naples from the comparable hotel set as a result of business interruption due to closure of the hotel during extensive renovations. See “—Comparable Hotel Operating Statistics” for discussion of hotels excluded from comparable hotel results.

(e)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the consolidated statements of operations, or amounts As Adjusted. Comparable margins are calculated using amounts presented in the above table.

(f)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended		Year-to-date ended (b)
	September 30, 2013	As Adjusted September 30, 2012 (c)	September 30, 2013	As Adjusted September 30, 2012 (c)
Food and beverage sales per the consolidated statements of operations:
For the periods June 16, 2012 through September 7, 2012 and January 1, 2012 through September 7, 2012 (as reported)		$283		$944
Food and beverage adjustment for the calendar period (c)		20		107
For the quarter and year-to-date ended	$314	303	$1,108	1,051
Non-comparable hotel food and beverage sales	(33)	(31)	(137)	(114)
Food and beverage sales for the comparable hotel classified as held-for-sale	3	2	7	7
Food and beverage sales for the property for which we record rental income	6	7	24	25
Comparable food and beverage sales	$290	$281	$1,002	$969

(g)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended		Year-to-date ended (b)
	September 30, 2013	As Adjusted September 30, 2012 (c)	September 30, 2013	As Adjusted September 30, 2012 (c)
Revenues per the consolidated statements of operations:
For the periods June 16, 2012 through September 7, 2012 and January 1, 2012 through September 7, 2012 (as reported)		$1,158		$3,415
Revenue adjustment for the calendar period (c)		66		386
For the quarter and year-to-date ended	$1,223	1,224	$3,871	3,801
Non-comparable hotel revenues	(108)	(93)	(401)	(305)
Hotel revenues for the comparable hotel classified as held-for-sale	10	9	25	23
Hotel revenues for which we record rental income, net	12	12	39	39
Revenues for hotels leased from HPT (k)	––	(65)	––	(179)
Comparable hotel revenues	$1,137	$1,087	$3,534	$3,379

(h)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended		Year-to-date ended (b)
	September 30, 2013	As Adjusted September 30, 2012 (c)	September 30, 2013	As Adjusted September 30, 2012 (c)
Food and beverage expenses per the consolidated statements of operations:
For the periods June 16, 2012 through September 7, 2012 and January 1, 2012 through September 7, 2012 (as reported)		$233		$704
Food and beverage expenses adjustment for the calendar period (c)		11		77
For the quarter and year-to-date ended	$251	244	$815	781
Non-comparable hotel food and beverage expenses	(27)	(27)	(98)	(81)
Food and beverage expenses for comparable hotel classified as held-for-sale	2	2	5	5
Food and beverage expenses for the property for which we record rental income	5	5	16	16
Comparable food and beverage expenses	$231	$224	$738	$721

(i)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended		Year-to-date ended (b)
	September 30, 2013	As Adjusted September 30, 2012 (c)	September 30, 2013	As Adjusted September 30, 2012 (c)
Operating costs and expenses per the consolidated statements of operations:
For the periods June 16, 2012 through September 7, 2012 and January 1, 2012 through September 7, 2012 (as reported)		$1,097		$3,162
Operating costs and expenses adjustment for the calendar period (c)		52		320
For the quarter and year-to-date ended	$1,144	1,149	$3,495	3,482
Non-comparable hotel expenses	(91)	(78)	(301)	(237)
Hotel expenses for comparable hotel classified as held-for-sale	7	6	18	17
Hotel expenses for which we record rental income	12	12	39	39
Expense for hotels leased from HPT (k)	––	(61)	––	(178)
Depreciation and amortization	(177)	(167)	(524)	(491)
Corporate and other expenses	(27)	(32)	(90)	(78)
Comparable hotel expenses	$868	$829	$2,637	$2,554

(j)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, (ii) gains on property insurance settlements and (iii) the results of our office buildings.

(k)	The leases terminated on December 31, 2012.

(l)

For the year-to-date period ended September 30, 2013, corporate expenses include a litigation loss of $8 million due to an adverse ruling related to our San Antonio ground lease. See Part II. Other Information, Item 1. Legal Proceedings for further information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 30, 2013 and December 31, 2012, 74% and 83%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the first three quarters of 2013. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile and New Zealand and our investments in the European and Asia joint ventures), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. On January 25, 2013, we entered into an additional €30 million ($40 million) forward currency purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of January 29, 2016. We did not enter into any currency hedges in the third quarter. In August 2013, our forward purchase contract to sell the New Zealand Dollar expired and we received approximately $1 million as part of the net cash settlement. The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value – All Contracts
Transaction Date Range	Total Transaction Amount in Foreign Currency	Total Transaction Amount in U.S. Dollars	Forward Purchase Date Range
				Gain (Loss) Quarter ended		Gain (Loss) Year-to-date ended
				September 30, 2013	September 7, 2012	September 30, 2013	September 7, 2012
May 2008-January 2013	€120	$163	May 2014-January 2016	$(6)	$(2)	$(2)	$1

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets, which adjustments offset a portion of the translation adjustment related to our international investments. See Item 7A of our most recent Annual Report on Form 10-K and Note 10 – “Fair Value Measurements” in this quarterly report.

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

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone will only be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title; or (ii) alternatively, $34.3 million for tortious interference of contract; (iii) approximately $6.8 million in pre-judgment and post-judgment interest (as of September 30, 2013 interest is $16 million); (iv) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (v) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

On November 23, 2011, a three-judge panel of the San Antonio Court of Appeals issued its memorandum opinion denying our appeal of the trial court’s June 3, 2010 final judgment. In addition, the panel overturned the trial court’s decision to grant our motion to disregard the jury’s $7.5 million award of exemplary damages. On January 17, 2012, we filed motions seeking rehearing from the three-judge panel and a motion for rehearing by the entire seven-judge court of appeals. Those motions were denied on February 29, 2012.  On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefing concluded in January 2013.  On June 28, 2013, however, the Court issued an order denying the petition for review.  The Court did not explain or comment on that decision.  The Court's procedures provide for the right to seek rehearing of such an order. We exercised that right on August 14 and await the Court’s decision on our rehearing motion.  No assurances can be given as to the outcome of this appeal. We have accrued a loss contingency of approximately $68 million, $8 million of which was recorded in the second quarter of 2013, related to this litigation. Additionally, we previously funded a court-ordered $25 million escrow reserve for this legal proceeding.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2013-July 31, 2013	32,078	*	$17.86	*	––	$––
August 1-August 31, 2013	––		––		––	––
September 1, 2013-September 30, 2013	64,024	**	––		––	––
Total	96,102		$17.86		––	$––

*

Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

**	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.

Issuer Sales of Unregistered Securities (Host Hotels & Resorts, Inc.)

On the date indicated, Host Inc. issued shares of common stock to the trust listed below in exchange for OP Units of Host LP held by the trust.  All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act.

Date	Purchaser	Common Shares Issued (1)	OP Units redeemed (1)
August 29, 2013	Michael D. Schreiber Trust	$12,402	12,142

(1)	Shares were issued based on the current conversion factor of 1.021494 per OP Unit.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2013-July 31, 2013	55,201	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	$––
August 1-August 31, 2013	41,195	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2013-September 30, 2013	78,531	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	174,927			––	$––

*

Reflects (1) 23,798 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 31,403 common OP units cancelled upon cancellation of 32,078 shares of Host Inc.’s common stock by Host Inc. (used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

**	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

***

Reflects (1) 15,854 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 62,677 common OP units cancelled upon cancellation of 64,024 shares of Host Inc.’s common stock by Host Inc. (because of  forfeiture for failure to meet vesting requirements).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-Date ended September 30, 2013 and September 7, 2012, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-Date ended September 30, 2013 and September 7, 2012, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-Date Periods ended September 30, 2013 and September 7, 2012, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-Date ended September 30, 2013 and September 7, 2012, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-Date ended September 30, 2013 and September 7, 2012, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-Date Periods ended September 30, 2013 and September 7, 2012, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

November 6, 2013	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

November 6, 2013	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)