Form 10-K
period 2013-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2014-02-26
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (756,740,181 shares outstanding as of February 21, 2014)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (750,325,094 units outstanding as of February 21, 2014)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Host Hotels & Resorts, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

Host Hotels & Resorts, L.P.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 28, 2013 was $12,310,903,149.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 14, 2014 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2013 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 98.7% of the partnership interests (“OP units”) as of December 31, 2013. The remaining approximate 1.3% partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Host Inc. and Host L.P. into this single report results in the following benefits:

—	enhances investors’ understanding of Host Inc. and Host L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;
—	eliminates duplicative disclosure and provides a more streamlined presentation, since a substantial portion of our disclosure applies to both Host Inc. and Host L.P.; and
—	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same members who direct the management of Host L.P. The executive officers of Host Inc. are appointed by Host Inc.’s board of directors, but are employed by Host L.P. Host L.P. employs everyone who works for Host Inc. or Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are the same on their respective financial statements.

There are a few differences between Host Inc. and Host L.P., which are reflected in the disclosure in this report. We believe it is important to understand the differences between Host Inc. and Host L.P. in the context of how Host Inc. and Host L.P. operate as an interrelated consolidated company. Host Inc. is a real estate investment trust, or REIT, and its only material asset is its ownership of partnership interests of Host L.P. As a result, Host Inc. does not conduct business itself, other than acting as the sole general partner of Host L.P., and issuing public equity from time to time, the proceeds from which are contributed to Host L.P. in exchange for OP units. Host Inc. itself does not issue any indebtedness and does not guarantee the debt or obligations of Host L.P. Host L.P. holds substantially all of our assets and holds the ownership interests in our joint ventures. Host L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Host Inc., Host L.P. generates the capital required by our business through Host L.P.’s operations, by Host L.P.’s direct or indirect incurrence of indebtedness, or through the issuance of OP units.

The substantive difference between the filings of Host Inc. and Host L.P. is that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and in the consolidated statements of operations and comprehensive income (loss) with respect to the manner in which income is allocated to non-controlling interests. Income allocable to the holders of approximately 1.3% of the OP units is reflected as income allocable to non-controlling interests at Host Inc. and within net income at Host L.P. Also, earnings per share generally will be slightly less than the earnings per OP unit, as each Host Inc. common share is the equivalent of .97895 OP units (instead of 1 OP unit). Apart from these differences, the financial statements of Host Inc. and Host L.P. are nearly identical.

i

To help investors understand the differences between Host Inc. and Host L.P., this report presents the following separate sections or portions of sections for each of Host Inc. and Host L.P.:

—

Part II Item 5 - Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc. / Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.;

—	Part II Item 6 - Selected Financial Data;
—

Part II Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined, except for a separate discussion of material differences, if any, in the liquidity and capital resources between Host Inc. and Host L.P.;

—	Part II Item 7A - Quantitative and Qualitative Disclosures about Market Risk is combined, except for separate discussions of material differences, if any, between Host Inc. and Host L.P.; and
—

Part II Item 8 - Consolidated Financial Statements and Supplementary Data. While the financial statements themselves are presented separately, the notes to the financial statements generally are combined, except for separate discussions of differences between equity of Host Inc. and capital of Host L.P.

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Host Inc. and Host L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Host Inc. and the Chief Executive Officer and the Chief Financial Officer of Host Inc. as the general partner of Host L.P. have made the requisite certifications and that Host Inc. and Host L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

ii

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2013 Form 10-K and in Host Inc.’s 2013 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditure plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

We cannot guarantee that any future results discussed in any forward-looking statements will be realized, although we believe that we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those discussed in Item 1A “Risk Factors.” Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those results anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our reports on Form 10-Q and Form 8-K that we file with the Securities and Exchange Commission (“SEC”). Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the discussion of risk factors to be a complete discussion of all of the potential risks or uncertainties that could affect our business.

Item 1.	Business

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.7% of the partnership interests (“OP units”) as of December 31, 2013. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

As of February 14, 2014, our consolidated lodging portfolio consists of 114 primarily luxury and upper-upscale hotels containing approximately 60,000 rooms, with the majority located in the United States, and with 15 of the properties located outside of the U.S. in Canada, New Zealand, Chile, Australia, Mexico and Brazil. We also are developing two hotels in Rio de Janeiro, Brazil. In addition, we own non-controlling interests in two international joint ventures: a joint venture in Europe, which owns 19 luxury and upper upscale hotels with approximately 6,400 rooms in France, Italy, Spain, The Netherlands, the United Kingdom, Belgium, Poland, Germany and Sweden; and a joint venture in Asia/Pacific, which owns one upscale hotel in Australia and minority interests in two operating hotels, one upscale and one midscale, in India and five additional hotels in India currently under development. We also hold non-controlling investments in the 255-room Hyatt Place Nashville Downtown in Tennessee, a 131–unit vacation ownership project under development adjacent to our Hyatt Regency Maui Resort & Spa and the Philadelphia Marriott Downtown in which we sold an 89% ownership interest in January 2014.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

—

Owners—own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties also may be operated as an independent hotel by an independent hotel manager.

—

Owner/Managers—own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel or operated under the owner’s brand. We are prohibited from operating and managing hotels under applicable REIT rules.

—

Franchisors—own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their hotels with brand recognition, marketing support and centralized reservation systems for the franchised hotels.

—	Franchisor/Managers—own a brand or brands and also operate hotels on behalf of the hotel owner or franchisee.
—	Managers—operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel.

The hotel manager is responsible for the day-to-day operation of the hotel, including the employment of hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner. They typically receive fees based on the revenues and profitability of the hotel.

The lodging industry is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. Our portfolio primarily consists of luxury and upper upscale properties that are located in the central business districts of major cities, near airports and resort/conference destinations, which are operated under internationally recognized brand names such as Marriott, Hyatt, Starwood and Accor (see – “Our Hotel Portfolio”). Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 65% of our revenue is generated from room sales, many of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.

The following graphs summarize the composition of the 114 hotels in our consolidated portfolio based on the percentage of revenues represented by our luxury, upper upscale and other categories and by property type:

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy, in addition to local market factors that stimulate travel to specific destinations. In particular, economic indicators such as GDP growth, business investment and employment growth are some of the primary drivers of lodging demand. The global recession of 2008 and 2009 resulted in a considerable decline both in consumer and business spending and a severe decline in demand within the lodging industry.  Beginning in 2010, as economic conditions gradually have stabilized and strengthened, lodging demand has improved steadily, driven by moderate GDP growth in the U.S. coupled with increasing business investment. The primary demand driver has been transient demand from business and leisure travelers and, to a much lesser degree, group business.  We expect demand to continue to improve in 2014, as the potential for growth in group business, and expected continued growth in transient business, could lead to further RevPAR improvements. However, several economic headwinds may hamper lodging demand, including the expected tapering of the U.S. federal reserve bond-buying program known as quantitative easing, the tenuous nature of the Euro Zone recovery, the slow-down in growth in China and general instability in emerging markets.

Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by a number of additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry. As illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand may increase when there is no new supply or supply may grow when demand is declining. The decline in lodging demand during the recession of 2008 through 2009 and the lack of available financing for new hotel construction caused a significant reduction in hotel development. As a result, supply growth was relatively low in 2010 through 2013. Overall, we expect domestic supply growth to remain constrained in 2014, at approximately 1.5%, which still is below the historical average of approximately 2%. Additionally, we believe that the average supply growth for upper upscale hotels in our markets will be approximately 0.9% in 2014.  However, New York City and Washington, D.C. are expected to experience above average growth in supply, which will increase competition in these markets.

We anticipate that demand growth will exceed supply growth in the near term, resulting in continued growth in revenue per available room (“RevPAR”), which is consistent with analysis prepared by PKF Hospitality Research. RevPAR is a commonly used operational measure of hotel performance in the lodging industry calculated as the product of average room rate and occupancy percentage. Occupancy levels in the upper-upscale market currently are above their 15-year average. Therefore, while there is potential for occupancy growth, we believe RevPAR growth primarily will be driven by increases in average room rate. However, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those discussed above.

Our portfolio primarily consists of upper upscale hotels and, accordingly, its performance is best understood in comparison to the upper upscale segment rather than the entire industry. The charts below detail the historical supply, demand and RevPAR growth for the U.S. lodging industry and for the U.S. upper upscale segment for 2009 to 2013 and forecast data for 2014:

U.S. Lodging Industry Supply, Demand and RevPAR Growth

U.S. Upper Upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary long-term business objective is to provide superior total returns to our equity holders through a combination of appreciation in asset values, growth in earnings and dividend distributions. To achieve this objective, we seek to:

—	drive operating results at our properties through aggressive asset management;
—

acquire properties in urban and resort/conference destinations. We will continue to focus on target markets in gateway domestic cities such as New York, Washington, D.C., Boston, Miami, Chicago, Los Angeles, San Francisco, San Diego, Seattle and Hawaii and international cities, such as London, Paris, Munich, Berlin, Madrid, Barcelona, Stockholm,

Sydney, Tokyo, Rio de Janeiro, São Paulo and Mexico City, which we believe have strong demand generators that appeal to multiple customer segments and have high barriers to entry that limit new supply. While our focus will remain primarily on luxury and upper upscale properties, we will remain opportunistic and may acquire or develop hotels in other lodging segments or markets;

—

wherever possible, match each property with the appropriate manager and brand affiliation. For the majority of our portfolio, we seek properties that are franchised or operated by leading management companies as we believe their wide-spread brand recognition and brand loyalty programs can maximize demand. We will also look for opportunities to enhance flexibility in our management agreements which can increase the market value of the property;

—	strategically invest in major redevelopment and return on investment (“ROI”) projects in order to maximize the inherent value in our portfolio;
—

maintain a strong balance sheet with a low leverage level and balanced debt maturities in order to minimize our cost of capital and to maximize our financial flexibility in order to take advantage of opportunities throughout the lodging cycle;

—	expand our global portfolio holdings and revenue sources through joint ventures or direct acquisitions that diversify our investments; and
—

recycle capital through the disposition of assets to better align our portfolio within our target gateway markets. We also may opportunistically dispose of hotels to take advantage of market conditions or in situations where the hotels are at a competitive risk.

Since 2002, the percentage of revenues from our target markets in the U.S. and internationally has increased from approximately 55% to 75%. The following graph summarizes the composition of our consolidated hotels by market based on percentage of revenues (which excludes properties owned by our European and Asia/Pacific joint ventures):

Revenues by Market

Latin America, 2%
Boston, 6%
New York, 18%
Philadelphia, 2%
Washington, D.C., 9%
Atlanta, 3%
Florida, 12%
Chicago, 4%
Denver, 1%
Houston, 2%
Phoenix, 3%
Seattle, 2%
San Francisco, 7%
Los Angeles, 5%
San Diego, 8%
Hawaii, 5%
Other, 9%
Asia-Pacific, 2%
Canada, 2%

Acquisitions and Development. Our acquisition strategy focuses on acquiring hotels at attractive yields that exceed our cost of capital in our target markets. As discussed above, these markets consist of gateway cities in the U.S. and in key international cities that are positioned to attract premium corporate, leisure and international travelers, and have significant barriers to entry.  Based on historical trends, we believe these markets will have favorable long-term supply and demand dynamics and consequently better potential for revenue growth.  In the U.S., we will focus primarily on acquiring upper upscale and luxury hotels at prices below replacement cost and, secondarily, developing midscale and upscale hotels with strategic partners, in target markets. Our efforts in Europe will include the acquisition of upper upscale and luxury hotels in our target markets through our European joint venture. In the

Asia/Pacific and Latin America regions, we will concentrate both on the acquisition of upper upscale and luxury hotels and the development of midscale and upscale hotels in our target markets, which we may look to acquire directly or through joint ventures with strategic partners. We may acquire additional properties through various structures, including transactions involving single assets, portfolios, joint ventures and acquisitions of the securities or assets of other REITs.

Value Enhancement Initiatives. We look to enhance the value of our portfolio by identifying and executing strategies designed to achieve the highest and best use of our properties. These projects have included the development of timeshare, office space or condominium units on excess land, redevelopment or expansion of existing retail space, the purchase or extension of ground leases, the acquisition of air rights or development entitlements or the restructuring of management agreements. We believe that the successful execution of these projects will create significant value for the company.

Redevelopment and Return on Investment Projects. We pursue opportunities to enhance asset value by completing select capital improvements outside the scope of recurring renewal and replacement capital expenditures. These projects are designed to take advantage of changing market conditions and the favorable location of our properties to increase profitability and enhance customer satisfaction. We also evaluate our capital expenditures projects based on their environmental impact. In collaboration with our hotel managers, we evaluate new products and systems designed to optimize energy performance and reduce water consumption. Many of these sustainability projects include the renewal and replacement of systems and equipment reaching the end of its life cycle with more efficient solutions and incorporating sustainable materials and construction practices within renovation projects. We also invest in building infrastructure projects that mitigate potential risks associated with extreme weather events or climate change. Our capital expenditures projects generally fall into the following categories:

Redevelopment projects. These projects are designed to optimally position our hotels within their markets and competitive set. Redevelopment projects include extensive renovations of guest rooms, including bathrooms, lobbies, food and beverage outlets, expanding ballroom and meeting rooms, and major mechanical system upgrades.

Targeted Return on Investment projects. These ROI projects often are smaller and focused on specific areas, such as converting unprofitable or underutilized space into meeting space, adding guestrooms or implementing a building automation system.

Acquisition Capital Expenditures Projects. In connection with the acquisition of a property, we prepare capital and operational improvement plans designed to improve profitability and enhance the guest experience. These projects may include required renewal and replacement projects, significant redevelopment and even re-branding of the property and represent a key component of our decision to invest in a hotel and typically are completed within two to three years of acquisition.

Renewal and Replacement Capital Expenditures. We work closely with our managers to ensure that renewal and replacement capital expenditures are spent efficiently in order to maximize the profitability of the hotel, while minimizing disruption to operations. Typically, room renovations occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, case goods, bathroom and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates in order to maintain brand quality standards. Case goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables and generally are not replaced as frequently. Bathroom renovations include the replacement of tile, vanity, lighting and plumbing fixtures. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade and fire systems.

Asset Management. As the owner of a diverse portfolio of properties, we are in a unique position to work with our managers to maximize revenues, while minimizing operating costs. The size and composition of our portfolio and our affiliation with most of the leading operators and brands in the industry allow us to benchmark similar hotels and identify best practices and efficiencies that can improve the long-term profitability of our hotels by driving group business which allows our operators to shift the mix of business to the higher-rated transient segments. We also carefully evaluate our management and franchise agreements prior to the acquisition of a new hotel or upon termination of an existing contract. This may include obtaining franchise rights for hotels and hiring an independent operator to manage the hotel, which may be more efficient for some hotels, while still maintaining the brand recognition of the existing manager. See “—Operational Agreements” for further discussion.

Capital structure and liquidity profile. In order to maintain its qualification as a REIT, Host Inc. is required to distribute 90% of its taxable income (other than net capital gain) to its stockholders and, as a result, generally relies on external sources of capital, as well as cash from operations, to finance growth. We use a variety of debt and equity instruments to fund our external growth, including senior notes and mortgage debt, exchangeable debentures, common and preferred stock offerings, issuances of OP units and joint ventures/limited partnerships to take advantage of the prevailing market conditions. While we may issue debt at any time, management believes it is prudent, over time, to target a leverage ratio of approximately 3.0x debt-to-EBITDA. We believe that lower leverage reduces our overall cost of capital and our earnings volatility and increases our access to capital, thereby providing us with the necessary flexibility to take advantage of opportunities throughout the lodging cycle, which we consider a key competitive advantage.

We also seek to structure our debt profile to allow us to access different forms of financing, primarily senior notes and exchangeable debentures, as well as mortgage debt (particularly outside of the U.S. when debt is priced reasonably and can be denominated in the local currency). Generally, this means we look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a balanced maturity schedule.

Joint Ventures. We expect to continue to utilize joint ventures to finance external growth. We believe joint ventures provide a significant means to access external capital and spread the inherent risk of hotel ownership. Our primary focus for joint ventures is in international markets, which helps to diversify exposure to market risk.

Dispositions. Our disposition strategy is aligned with our overall portfolio focus to reallocate our investments to target gateway markets. Generally, our dispositions will be focused on secondary or tertiary markets, or as part of our strategy to limit our total investment within individual markets. We may dispose of assets in our target markets through direct sales or through the creation of joint ventures when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives. Additionally, we will dispose of properties where we believe the potential for growth is constrained or on properties with significant capital expenditure requirements where we do not believe we would generate a significant return on the investment. Proceeds from dispositions are deployed to repay debt or fund acquisitions and ROI/redevelopment projects.

Corporate Responsibility

Host’s corporate responsibility strategy integrates fiscal, environmental and social elements at both the corporate and portfolio levels. Our corporate responsibility program focuses on the following themes and objectives:

—	Responsible Investment: invest in proven sustainability practices that create and drive value;
—	Environmental Stewardship: monitor and improve the resource efficiency and environmental footprint of our properties; and
—	Corporate Citizenship: strengthen local communities through financial support, community engagement and volunteer service.

Management and Governance. Our corporate responsibility program is managed by our Corporate Responsibility team and governed by the Nominating and Corporate Governance Committee of the Board of Directors.

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all of its assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 98.7% of the OP units as of December 31, 2013. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, through payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by a factor of 1.021494 (rather than a conversion factor of 1 share/OP unit that existed prior to the December 2009 stock dividend). Host Inc. has the right to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. As of December 31, 2013, non-controlling limited partners held 9.5 million OP units, which were convertible into 9.7 million Host Inc. common shares. Assuming that all OP units held by non-controlling limited partners were converted into common shares, there would have been 764.5 million common shares of Host Inc. outstanding at December 31, 2013.

Our operating structure is as follows:

Because Host Inc. has elected to be treated as a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. Our TRS are subject to income tax and are not limited as to the amount of non-qualifying income they can generate. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in other activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that, while, as a REIT, Host Inc. generally is exempt from federal income tax to the extent that it meets specific distribution requirements, among other REIT requirements, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Hotel Portfolio

As of February 14, 2014, we owned a portfolio of 114 hotel properties, of which 99 are located in the United States and 15 are located in Australia, Brazil, Canada, Chile, Mexico and New Zealand. Our consolidated hotels located outside the United States collectively contain approximately 3,826 rooms. Approximately 5% of our revenues were attributed to the operations of these foreign properties in each of 2013, 2012 and 2011, respectively. We also are developing two hotel properties in Brazil.

Our consolidated hotels primarily consist of luxury and upper upscale properties. All of our hotels generally are located in the central business districts of major cities, near airports or in resort/conference destinations that, because of their locations, typically benefit from barriers to entry for new supply. Thirty-nine of our owned hotels, representing approximately 63% of our revenues, have in excess of 500 rooms.  The average age of our properties is 30 years, although substantially all of the properties have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 14, 2014:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott	57	31,431	49.2%
Ritz-Carlton	7	2,684	7.2
Starwood:
Westin	13	6,900	11.2
Sheraton	8	6,044	9.7
W	3	1,390	3.2
St. Regis	1	232	0.6
The Luxury Collection	1	139	0.1
Hyatt	9	6,809	11.9
Hilton/Embassy Suites	3	1,041	1.6
Swissôtel	1	661	1.1
Four Seasons	1	364	1.0
Fairmont	1	450	1.8
Delta	1	374	0.4
Accor:
ibis	3	455	0.3
Novotel	4	713	0.6
Other	1	151	0.1
	114	59,838	100

(1)	Percentage of revenues is based on forecast 2014 revenues. No individual property contributed more than 7% of total revenues in 2013.

By Location. The following table details the location and number of rooms at our consolidated hotels as of February 14, 2014:

Location	Rooms	Location	Rooms
Arizona		Illinois
Scottsdale Marriott Suites Old Town	243	Chicago Marriott Suites Downers Grove	254
Scottsdale Marriott at McDowell Mountains	266	Chicago Marriott O'Hare	470
The Ritz-Carlton, Phoenix	281	Chicago Marriott Suites O’Hare	256
The Westin Kierland Resort & Spa	732	Courtyard Chicago Downtown/River North	337
California		Embassy Suites Chicago-
Coronado Island Marriott Resort & Spa (1)	300	Downtown/Lakefront	455
Costa Mesa Marriott	253	Swissôtel Chicago	661
JW Marriott Desert Springs Resort & Spa	884	The Westin Chicago River North	424
Hyatt Regency San Francisco Airport	789	Indiana
Manchester Grand Hyatt San Diego (1)	1,628	Sheraton Indianapolis Hotel at Keystone
Manhattan Beach Marriott (1)	385	Crossing (1)	395
Marina del Rey Marriott (1)	370	The Westin Indianapolis	573
Newport Beach Marriott Hotel & Spa	532	Louisiana
Newport Beach Marriott Bayview	254	New Orleans Marriott	1,329
San Diego Marriott Marquis & Marina (1)	1,360	Maryland
San Diego Marriott Mission Valley	350	Gaithersburg Marriott Washingtonian Center	284
San Francisco Marriott Fisherman’s Wharf	285	Massachusetts
San Francisco Marriott Marquis (1)	1,500	Boston Marriott Copley Place	1,144
San Ramon Marriott (1)	368	Hyatt Regency Cambridge, Overlooking Boston	470
Santa Clara Marriott (1)	759	Sheraton Boston Hotel	1,220
Sheraton San Diego Hotel & Marina (1)	1,053	Sheraton Needham Hotel	247
The Powell Hotel	151	The Westin Waltham-Boston	346
The Ritz-Carlton, Marina del Rey (1)	304	Minnesota
The Westin Los Angeles Airport (1)	740	Minneapolis Marriott City Center (1)	583
The Westin Mission Hills Resort & Spa	512	Missouri
The Westin South Coast Plaza, Costa Mesa (2)	390	Kansas City Airport Marriott (1)	384
Colorado		New Jersey
Denver Marriott Tech Center Hotel	628	Newark Liberty International Airport Marriott (1)	591
Denver Marriott West (1)	305	Park Ridge Marriott (1)	289
The Westin Denver Downtown	430	Sheraton Parsippany Hotel	370
Florida		New York
Tampa Airport Marriott (1)	298	New York Marriott Downtown	497
Harbor Beach Marriott Resort & Spa (1)(3)	650	New York Marriott Marquis	1,957
Hilton Singer Island Oceanfront Resort	222	Sheraton New York Times Square Hotel	1,780
Miami Marriott Biscayne Bay (1)	600	The Westin New York Grand Central	774
Orlando World Center Marriott	2,000	W New York	696
Tampa Marriott Waterside Hotel & Marina	719	W New York – Union Square (3)	270
The Ritz-Carlton, Amelia Island	446	North Carolina
The Ritz-Carlton, Naples	450	Greensboro-High Point Marriott Airport (1)	299
The Ritz-Carlton Golf Resort, Naples	295	Ohio
Georgia		Dayton Marriott	399
Atlanta Marriott Suites Midtown (1)	254	The Westin Cincinnati (1)	456
Atlanta Marriott Perimeter Center	341	Pennsylvania
Grand Hyatt Atlanta in Buckhead	439	Four Seasons Hotel Philadelphia	364
JW Marriott Atlanta Buckhead	371	Philadelphia Airport Marriott (1)	419
The Ritz-Carlton, Buckhead	510	Tennessee
The Westin Buckhead Atlanta	365	Sheraton Memphis Downtown	600
Hawaii		Texas
Hyatt Regency Maui Resort & Spa	806	Houston Airport Marriott at George Bush
The Fairmont Kea Lani, Maui	450	Intercontinental (1) (3)	565
Hyatt Place Waikiki Beach	426	Houston Marriott at the Texas Medical Center (1)	394

Location	Rooms	Location	Rooms
Texas (continued)		Australia
JW Marriott Houston	515	Hilton Melbourne South Wharf (1) (3)	364
San Antonio Marriott Rivercenter (1)	1,001	Brazil
San Antonio Marriott Riverwalk (1)	512	JW Marriott Hotel Rio de Janeiro	245
The St. Regis Houston	232	Canada
Virginia		Calgary Marriott	384
Hyatt Regency Reston	518	Delta Meadowvale Hotel & Conference Centre	374
Key Bridge Marriott (1)	582	Toronto Marriott Downtown Eaton Centre Hotel (1)	461
Residence Inn Arlington Pentagon City	299	Chile
The Ritz-Carlton, Tysons Corner (1)	398	San Cristobal Tower, Santiago	139
Washington Dulles Airport Marriott (1)	368	Sheraton Santiago Hotel & Convention Center	379
Westfields Marriott Washington Dulles	336	Mexico
Washington		JW Marriott Hotel Mexico City (3)	312
Seattle Airport Marriott	459	New Zealand
The Westin Seattle	891	Novotel Auckland Ellerslie	147
W Seattle	424	ibis Ellerslie	100
Washington, D.C.		Novotel Wellington	139
Grand Hyatt Washington	897	ibis Wellington	200
Hyatt Regency Washington on Capitol Hill	836	Novotel Queenstown Lakeside	273
JW Marriott Washington D.C.	772	Novotel Christchurch Cathedral Square (1)	154
The Westin Georgetown, Washington, D.C.	267	ibis Christchurch (1)	155
Washington Marriott at Metro Center	459	Total	59,838

(1)	The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.

Other Real Estate Interests

In addition to our consolidated hotel portfolio, we also own non-controlling interests in several entities that, as of February 14, 2014, owned, or owned an interest in, 24 hotel properties, as detailed below. The operations of the properties owned by these entities are not consolidated and are included in equity in earnings in our consolidated results of operations.

European Joint Venture. We own a general and limited partnership interest in a joint venture in Europe (“Euro JV”) with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). The Euro JV consists of two funds, which we refer to as Euro JV Fund I and Euro JV Fund II. We hold a 32.0% limited partner interest and a 0.1% general partner interest in Euro JV Fund I and a 33.3% limited partner interest and a 0.1% general partner interest in Euro JV Fund II. A subsidiary of Host L.P. acts as the asset manager for the hotels owned by the Euro JV, as well as for one hotel in Paris, France, in exchange for a fee. As of February 14, 2014, the Euro JV owns the following hotels:

Hotel	City	Country	Rooms/Units
Fund I:
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	467
Sheraton Roma Hotel & Conference Center	Rome	Italy	640
The Westin Palace, Milan	Milan	Italy	227
The Westin Europa & Regina	Venice	Italy	185
Renaissance Brussels Hotel	Brussels	Belgium	262
Brussels Marriott Hotel	Brussels	Belgium	221
Marriott Executive Apartments	Brussels	Belgium	56
Crowne Plaza Hotel Amsterdam City Centre	Amsterdam	The Netherlands	270
Sheraton Skyline Hotel & Conference Centre	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw	Poland	350
Fund I total rooms			3,511

Hotel	City	Country	Rooms/Units
Fund II:
Paris Marriott Rive Gauche Hotel & Conference Center	Paris	France	757
Pullman Bercy Paris	Paris	France	396
Renaissance Paris La Defense Hotel	Paris	France	327
Renaissance Paris Vendome Hotel	Paris	France	97
Renaissance Amsterdam Hotel	Amsterdam	The Netherlands	402
Le Méridien Piccadilly	London	United Kingdom	280
Le Méridien Grand Hotel Nuremberg	Nuremberg	Germany	192
Sheraton Stockholm Hotel	Stockholm	Sweden	465
Fund II total rooms			2,916
Total European joint venture rooms			6,427

Asia/Pacific Joint Venture. We own a 25% interest in a joint venture (the “Asia/Pacific JV”) with RECO Hotels JV Private Limited, an affiliate of GIC RE. Our Asia/Pacific JV owns the 278-room Four Points by Sheraton Perth in Perth, Australia and a 36% non-controlling interest in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited that owns two hotels, with an additional five hotels under development, totaling 1,750 rooms. The seven hotels in India will be operated under the Pullman, Novotel and ibis brands.

Other U.S. Real Estate Investments. Our other domestic real estate investments include the following:

—

We have a non-controlling 50% interest in a joint venture with White Lodging Services that developed and owns the 255-room Hyatt Place Nashville Downtown in Tennessee. The hotel opened in November 2013.

—

We have a non-controlling 67% interest in a joint venture with Hyatt Residential Group to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa. The project is expected to open in late 2014.

—

We have a non-controlling 11% interest in a joint venture that owns the Philadelphia Marriott Downtown following our January 10, 2014 sale of an 89% interest in the property based on a market value of $303 million. The property is subject to a mortgage loan of $230 million.

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Fairmont®, Four Seasons®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®, Le Méridien®, Marriott Executive Apartments®, Marriott Marquis®, Marriott Suites®, Pullman®, Renaissance®, Sheraton®, Swissôtel® and Westin®. We also may selectively invest in upscale and midscale properties such as Courtyard by Marriott®, Crowne Plaza®, Four Points by Sheraton®, Hyatt Place®, ibis®, Novotel® or Residence Inn by Marriott®, particularly in international markets.1  While our hotels primarily compete with other hotels in the luxury and upper upscale segments, they also may compete with hotels in other lower-tier segments. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets.  As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

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

1 This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities, both in domestic and international markets, as we attempt to position our portfolio to take best advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual property and the region. Hotel sales for our consolidated portfolio averaged approximately 24%, 27%, 23% and 26% for the first, second, third and fourth calendar quarters, respectively, in 2013.

Environmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of hazardous or toxic materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released hazardous or toxic materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we potentially may be liable for various environmental costs or liabilities. Although currently we are not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Operational Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of such hotels also subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

General Terms and Provisions – Agreements governing the management and operation of our hotels typically include the terms described below:

—

Term and fees for operational services. The initial term of our management and operating agreements generally is 15 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our Starwood-managed hotels, the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable to Starwood under a separate license agreement (as described below).

—

License services. In the case of our Starwood-managed hotels, the operation of the hotels is subject to separate license agreements addressing matters pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Although the term of these license agreements with Starwood generally is coterminous with the corresponding operating agreements, the license agreements contemplate the potential for continued brand affiliation even in the event of a termination of the operating agreement. As noted above, the Starwood licensors receive compensation in the form of license fees (generally 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales), which amounts supplement the lower base management fee of 1% of gross revenues received by Starwood under the operating agreements.

—

Chain or system programs and services. Managers are required to provide chain or system programs and services generally that are furnished on a centralized basis. Such services include the development and operation of certain computer systems and reservation services, regional or other centralized management and administrative services, marketing and sales programs and services, training and other personnel services, and other centralized or regional services as may be determined to be more efficiently performed on a centralized, regional or group basis rather than on an individual hotel basis. Costs and expenses incurred in providing these chain or system programs and services generally are allocated on a cost reimbursement basis among all hotels managed by the manager or its affiliates or that otherwise benefit from these services.

—

Working capital and fixed asset supplies. We are required to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We also are responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from working capital are insufficient to meet the financial requirements of the hotels. For certain hotels, the working capital accounts which would otherwise be maintained by the managers for each of such hotels are maintained on a pooled basis, with managers being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the management or operating agreements.

—

Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. In the case of our Starwood-managed hotels, our operating agreements contemplate that this reserve account also may be used to fund the cost of certain major repairs and improvements affecting the hotel building (as described below). For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than funds being deposited into separate reserve accounts at each hotel, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly below the amount that otherwise would have been maintained in such separate hotel reserve accounts. For certain of our Starwood-managed hotels, the periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers for each hotel, are distributed to us and, as to this pool of hotels, we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels.

—

Building alterations, improvements and renewals. The managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, along with alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition that is consistent with brand standards. We generally have approval rights as to such budgets and expenditures, which we review and approve based on our manager’s recommendations and on our judgment. Expenditures for these major repairs and improvements affecting the hotel building typically are funded directly by owners, although (as noted above) our agreements with Starwood contemplate that certain such expenditures may be funded from the reserve account.

—

Treatment of additional owner funding. As additional owner funding becomes necessary either for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at our Marriott-managed hotels is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that is used at our Starwood-managed hotels, as well as with certain expenditures projects at our Marriott-managed hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For our Starwood-managed hotels that are subject to the pooled arrangement described above, the amount of any additional reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

—

Territorial protections. Certain management and operating agreements impose restrictions for a specified period which limit the manager and its affiliates from owning, operating or licensing a hotel of the same brand within a specified area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a multi-mile radius from the hotel in other areas.

—

Sale of the hotel. Subject to specific agreements as to certain hotels (see below under ‘Special Termination Rights’), we generally are limited in our ability to sell, lease or otherwise transfer the hotels by the requirement that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

—

Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights by us to terminate management or operating agreements on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the operator fails to achieve specified performance thresholds over a consecutive two-year period, and are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.

—

Special Termination Rights. In addition to any performance-based or other termination rights set forth in our management and operating agreements, we have specific negotiated termination rights as to certain management and operating agreements. With respect to our Marriott portfolio, subject to certain timing and other limitations, these rights include termination rights applicable to 16 properties. With respect to our Starwood portfolio, subject to certain timing and other limitations, these rights include termination rights applicable to 8 properties. We also have similar termination rights applicable to 8 other properties.  While the brand affiliation of a property may increase the value of a hotel, the ability to dispose of a property unencumbered by a management agreement, or even brand affiliation, also can increase the value for prospective purchasers. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; as well as termination without sale or other condition, which may require payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of properties continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

Employees

As of December 31, 2013, we had 242 employees, of which 218 work in the United States. We had 24 employees located in our offices in London, Rio de Janeiro, Amsterdam and Singapore. None of Host’s employees are covered by collective bargaining agreements, other than those working in our office in Rio de Janeiro. The number of employees referenced above does not include the hotel employees of our nine hotels in Brazil, New Zealand and Australia, which while technically are Host employees, are under the direct supervision and control of our third-party hotel managers. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations with the employees of these third party managers are positive. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Where to Find Additional Information

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000. We maintain an internet website at: www.hosthotels.com. Through our website, we make available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Governance page in the Investor Relations section that includes, among other things, copies of our By-laws, our Code of Business Conduct and Ethics and Conflicts of Interest Policy for our directors, our Code of Business Conduct and Ethics Policy for employees, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently are the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of these charters and policies, Host Inc.’s By-laws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

Item 1A.	Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Financial Risks and Risks of Operation

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.

The lodging industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors.  The performance of the lodging industry has traditionally been closely linked with the performance of the general economy and, specifically, growth in gross domestic product (“GDP”). Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results.  The majority of our hotels are classified as luxury or upper upscale. In an economic downturn, these types of hotels may be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. This characteristic may result from the fact that these hotels generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs on their trips.  During the recession in 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results have improved since then, there continues to be uncertainty in the overall strength of the recovery in the United States, Europe and other parts of the world.  Additionally, continued high unemployment has slowed the pace of the economic recovery. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy. Our results of operations and any forecast we make, may be affected by, and can change based on, a variety of circumstances that affect the lodging industry, including:

—	changes in the international, national, regional and local economic climate;
—	changes in business and leisure travel patterns;
—	the effect of terrorist attacks and terror alerts in the United States and internationally, as well as other geopolitical disturbances;
—	supply growth in markets where we own hotels, which may adversely affect demand at our properties;
—	the attractiveness of our hotels to consumers relative to competing hotels;
—	the performance of the managers of our hotels;
—	outbreaks of disease and the impact on travel of natural disasters and weather;
—	physical damage to our hotels as a result of earthquakes, hurricanes, or other natural disasters, or the income lost as a result of the damage;
—	changes in room rates and increases in operating costs due to inflation and other factors; and
—	unionization of the labor force at our hotels.

A reduction in our revenue or earnings as a result of the above risks may reduce our working capital, impact our long-term business strategy, and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements.

In addition, continued political uncertainty and changes in government policies, in particular with respect to U. S. economic policy, federal budget deficit concerns, and the slowdown in the Federal Reserve’s bond buying program could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world. This in turn could, directly or indirectly, adversely affect lodging demand and therefore our business and financial condition. In addition, U.S. government travel is approximately 5% of our business, and may suffer as a result of U.S. federal spending cuts resulting from  regulations reducing the amount of travel by U.S. government employees and contractors.  In 2013 we experienced weakened government demand for our hotel rooms in some markets such as Washington, D.C., which may continue, depending on factors such as the outcome of U.S. Federal budget negotiations.

Disruptions in the financial markets may affect adversely our business and results of operations, our ability to obtain financing on reasonable and acceptable terms, and our ability to hedge our foreign currency exchange risk.

The United States and global equity and credit markets have experienced and may in the future experience significant price volatility, dislocations and liquidity disruptions.  This may cause the market price of the stock of many companies to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. In the event these disruptions occur, liquidity in the financial markets will be affected, which may make terms for financings less attractive, and, in some cases, result in the lack of availability of certain types of financing. Uncertainty regarding the stability of the equity and credit markets may impact negatively our ability to access additional short-term and long-term financing on reasonable terms or at all, which would impact negatively our liquidity and financial condition. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing and may impact negatively our ability to enter into derivative contracts in order to hedge risks associated with changes in interest rates and foreign currency exchange rates.  While we believe we have adequate sources of liquidity with which to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if our operating results weaken significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could affect materially and adversely our results of operations and financial condition.

Economic conditions may affect adversely the value of our hotels which may result in impairment charges on our properties.

We analyze our assets for impairment throughout the year when events or circumstances occur that indicate that their carrying values may not be recoverable.  For example, we analyze our assets for impairments when a property has current or projected losses from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. We may incur additional impairment charges in the future, which charges will affect negatively our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations. For information on impairment charges taken in 2013 and 2012, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike regular C corporations, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host Inc. to make required distributions are provided through distributions from Host L.P. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including credit market conditions as discussed above, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, or decreases in the market price of the common stock of Host Inc. Our ability to access additional capital also may be limited by the terms of our existing indebtedness which, under certain circumstances, restrict our incurrence of debt and the payment of dividends and Host L.P. distributions. The occurrence of any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth.

We have substantial debt and may incur additional debt.

As of December 31, 2013, we and our subsidiaries had total indebtedness of approximately $4.8 billion. Our substantial indebtedness requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

—	make it more difficult for us to satisfy our obligations with respect to our indebtedness;
—

limit our ability in the future to undertake refinancings of our debt or to obtain financing for expenditures, acquisitions, development or other general corporate needs on terms and conditions acceptable to us, if at all; or

—	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will be required to raise additional funds through:

—	sales of Host L.P.’s OP units or Host Inc.’s common stock;
—	the incurrence of additional permitted indebtedness by Host L.P.; or

—	the sale of our assets.

We cannot make any assurances that any of these sources of funds will be available to us or, if available, will be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan. Under certain circumstances, we would be required to use the cash from some of the events described above to repay other indebtedness.

The terms of our debt place restrictions on us and our subsidiaries and these restrictions reduce our operational flexibility and create default risks.

The documents governing the terms of our senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our ability to:

—	conduct acquisitions, mergers or consolidations, unless the successor entity in such transaction assumes our indebtedness;
—	incur additional debt in excess of certain thresholds and without satisfying certain financial metrics;
—	create liens securing indebtedness, unless an effective provision is made to secure our other indebtedness by such liens;
—	sell assets without using the proceeds from such sales for certain permitted uses or to make an offer to repay or repurchase outstanding indebtedness;
—	make distributions without satisfying certain financial metrics; and
—	conduct transactions with affiliates other than on an arm’s length basis and, in certain instances, without obtaining opinions as to the fairness of such transactions.

In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial performance tests. The restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. In addition, certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels.  In some cases, the lender may apply the escrowed amount to the outstanding balance of the mortgage debt. If such provisions are triggered, the amounts required to be escrowed may affect negatively our liquidity from these mortgaged properties by limiting our access to cash flow after debt service. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on classes and series of Host Inc. capital stock and Host L.P.’s payment of distributions on its classes of units. Under the terms of Host L.P.’s credit facility, distributions to Host L.P. unitholders, including Host Inc., upon which Host Inc. depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that Host L.P. can satisfy certain financial covenant tests (concerning leverage, fixed charge coverage and unsecured interest coverage) and meet other requirements. We also will be subject to similar restrictions under the terms of our senior notes if our senior notes are no longer rated investment grade. We are, however, permitted under our credit facility and senior notes indenture to make distributions of estimated taxable income that are necessary to maintain Host Inc.’s REIT status.

Under the terms of Host L.P.’s outstanding preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid (or funds for payment have been set aside for payment) on our preferred OP units. In the event that we fail to pay the accrued distributions on our preferred OP units for any reason, including any restriction on making such distributions under the terms of our debt instruments (as discussed above), distributions will continue to accrue on such preferred OP units and we will be prohibited from making any distributions on our common OP units until all such accrued but unpaid distributions on our preferred OP units have been paid (or funds for such payment have been set aside).

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate debt and could impact adversely our ability to refinance existing debt or sell assets.

Interest payments for borrowings on our credit facility, the mortgages on certain properties and fixed-to-floating interest rate swaps linked to two other properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. Currently, the majority of our mortgages with floating rates are fully or partially hedged through the use of floating-to-fixed interest rate swaps or interest rate caps and floors. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

Rating agency downgrades may increase our cost of capital.

Our senior notes are rated by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. These independent rating agencies may elect to downgrade their ratings on our senior notes at any time. Such downgrades may affect negatively our access to the capital markets and increase our cost of capital.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the hotels. Our expenses also will be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. In the event of a significant decrease in demand, our hotel managers may not be able to reduce the size of hotel work forces in order to decrease wages and benefits. Our managers also may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures also could adversely affect the future growth of our business and the value of our hotel properties.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek primarily to acquire luxury and upper upscale hotel properties. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host Inc. equity offerings, issuance of limited partnership interests of Host L.P., advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sales of assets. To the extent there are disruptions in credit markets, it may limit our ability to finance acquisitions and may limit the ability of purchasers to finance hotels and therefore our ability to use disposition proceeds to finance acquisitions.

We routinely are actively engaged in the process of identifying, analyzing and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.

We may not achieve the value we anticipate from new hotel developments or value enhancement projects at our existing hotels.

We currently are, and in the future may be, involved in the development of hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. There are risks inherent in any new development, including:

—

We may not obtain the zoning, occupancy and other required governmental permits and authorizations necessary to complete the development. A delay in receiving these approvals could affect adversely the returns we expect to receive.

—	Any new construction involves the possibility of construction delays and cost overruns that may increase project costs.
—	Defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a property to be closed during the period required to rectify the defect.
—	We may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks.
—

The development of timeshare units could become less attractive due to decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell the timeshares for a profit or at the prices or selling pace we anticipate.

In addition, to the extent that developments are conducted through joint ventures, this creates additional risks, including the possibility that our partners may not meet their financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. See “—We may acquire hotel properties through joint ventures with third parties that could result in conflicts.”

Any of the above factors could affect adversely our and our partners’ ability to complete the developments on schedule and along the scope that currently is contemplated, or to achieve the intended value of these projects. For these reasons, there can be no assurances as to the value to be realized by the company from these transactions or any future similar transactions.

We do not control our hotel operations and we are dependent on the managers of our hotels.

To maintain our status as a REIT, we are not permitted to operate any of our hotels.  As a result, we have entered into management agreements with third-party managers to operate our hotel properties. For this reason, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, repositioning of a hotel, food and beverage pricing and certain similar matters.  Although we consult with our hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to these matters.  While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. The cash flow from our hotels may be affected adversely if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name.  Because our management agreements are long term agreements, we also may not be able to terminate these agreements if we believe the manager is not performing adequately.

From time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements or the failure of our managers to adequately manage the risks associated with hotel operations, including cyber-security risks, could affect adversely our results of operations.

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

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, associates at our properties in Brazil, New Zealand and Australia), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts.  Our ability, if any, to have any material impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

We are required by our loan agreements or agreements with our hotel managers to make agreed upon capital expenditures. In addition, we will need to make further capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our properties in accordance with brand standards set by our managers, the manager may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels in which we make these investments.

The ownership of hotels outside the United States and the expansion of our business into new markets outside of the United States will expose us to risks related to owning hotels in those international markets.

Part of our business strategy is to expand our presence outside of the United States. As of December 31, 2013, we own directly 15 hotels located outside of the United States. We also are party to a joint venture that owns 19 hotels in Europe and to a joint venture that owns one hotel in Australia and a non-controlling interest in two hotels currently open and five hotels in development in India. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include:

—	employment laws and practices;
—

tax laws, which may provide for income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding tax requirements or other restrictions and which may affect our ability to repatriate non-U.S. earnings in a tax efficient manner;

—	compliance with and unexpected changes in regulatory requirements or monetary policy;
—	the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;
—	adverse changes in local, political, economic and market conditions;
—	insurance coverage related to terrorist events;
—	changes in interest rates and/or currency exchange rates and difficulties in hedging these risks;
—	regulations regarding the incurrence of debt;
—	difficulties involved in managing an organization doing business in many different countries; and
—	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

Any of these factors could affect adversely our ability to obtain all of the intended benefits of our international country expansion. If we do not effectively manage this expansion and successfully integrate the international hotels into our organization, our operating results and financial condition may be adversely affected.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

We have made investments in joint ventures and are exploring further investment opportunities in the United States, Asia, Europe and Latin America. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly.  We also may sell interests in existing properties to a third party as part of forming a joint venture with such third party.  Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer also could subject the assets to additional risks as a result of any of the following circumstances:

—	our co-venturer might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or
—	our co-venturer may be in a position to take action contrary to our instructions or requests, or contrary to our policies or objectives.

Although generally we will seek to maintain sufficient control of any joint venture in order to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers from focusing their time and effort on our business.

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

We may not be able to recover fully under our existing terrorism insurance program for losses caused by some types of terrorist acts, and neither U. S. nor foreign terrorism insurance laws or regulations ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

We generally obtain terrorism insurance to cover property damage caused by acts of terrorism under separate standalone policies of insurance as well as policies on U.S. properties which currently are subject to U.S. federal government cost sharing as provided in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). We also have terrorism insurance under our general liability program and in our program for directors’ and officers’ coverage. We also obtain terrorism insurance to cover some of our foreign properties through insurance programs involving or administered by foreign governments. We may not be able to recover fully under our existing terrorism insurance policies for losses caused by some types of terrorist acts, and neither U.S. nor foreign terrorism insurance legislation or regulations ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future. TRIPRA is due to expire on December 31, 2014. There is no assurance that terrorism insurance will be readily available or affordable before or after expiration of TRIPRA in December 2014 or that TRIPRA will not be modified, repealed or allowed to expire.

While TRIPRA allows direct insurers to be reimbursed for certain losses they incur on U.S. properties resulting from nuclear, biological, chemical and radiological (“NBCR”) perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reimbursement. Any damage related to war and to NBCR incidents, therefore, is excluded under policies covering our U.S. properties.  Moreover, many of our foreign properties are not covered against NBCR perils. We obtain a certain amount of property insurance coverage on our U.S. properties for NBCR perils through our wholly-owned subsidiary that acts as our direct insurer against such perils to the extent of reimbursement under TRIPRA. We ultimately are responsible for any loss borne by our insurance subsidiary.

As a result of the above, there remains uncertainty regarding the adequacy and cost of terrorism coverage that will be available to protect our interests in the event of terrorist attacks that impact our properties.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida and New Zealand, have in the past been and continue to be particularly susceptible to damage from natural disasters. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the manager, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

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

We have accrued a potential litigation loss of approximately $68 million in connection with a lawsuit in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter. See Part I Item 3. “Legal Proceedings” for more information on the verdict and the status of the appeal.

We also are involved in various other legal proceedings in the normal course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

We also could become the subject of future claims by the operators of our hotels, individuals or companies who use our hotels, our investors, our joint venture partners or regulating entities and these claims could have a significant adverse effect on our financial condition and performance.

We may be subject to unknown or contingent liabilities related to hotels or businesses we acquire.

Assets and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements may not survive long enough for us to become aware of such liabilities and seek recourse against our sellers. While usually we require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may affect adversely our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers generally are contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

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

Exchange rate fluctuations could affect adversely our financial results.

As a result of the expansion of our international operations, currency exchange rate fluctuations could affect our results of operations and financial position. We expect to generate an increasing portion of our revenue and expenses in such foreign currencies as the Euro, the Canadian dollar, the Mexican peso, the Australian dollar, the New Zealand dollar, the British pound sterling, the Polish zloty, Swedish krona, the Brazilian real and the Chilean peso. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts to U.S. dollars can result in an increase or decrease in the amount of our revenues or earnings.

Applicable REIT laws may restrict certain business activities.

As a REIT, Host Inc. is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

We may be unable to sell properties because real estate investments are inherently illiquid.

Real estate properties generally cannot be sold quickly and, accordingly, we may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could affect adversely our financial condition and the ability to service our debt. In addition, under the federal income tax laws applicable to REITs, we may be limited in our ability to recognize the full economic benefit from a sale of our assets.

Our ground lease payments may increase faster than the revenues we receive from the hotels located on the leased ground.

As of December 31, 2013, 36 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which often are based on economic indicators such as the Consumer Price Index. Our ability to pay ground rent could be affected adversely to the extent that our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would be required to assume the ground lease, which may result in a lower sales price.

Environmental problems are possible and can be costly.

We believe that our properties comply in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could have a material adverse effect on our financial condition and performance. Additionally, even after we have sold a property, we may be liable for environmental liabilities that occurred during our ownership. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may be required to pay a governmental entity or third parties for property damage, and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of toxic or hazardous substances. These laws require that owners or operators of buildings properly manage and maintain these substances and notify and train those who may come into contact with them and undertake special precautions. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to toxic or hazardous materials.

Compliance with other government regulations can be costly.

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons. These laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. For example, the ADA was revised substantially in September 2010 and our facilities were required to comply with the new regulations by March 15, 2012. A determination that we are not in compliance with the ADA could result in a court order to bring the hotel into compliance, imposition of fines or an award of attorneys’ fees to private litigants. Compliance with the ADA and other laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

In addition, the operations of our international properties are subject to a variety of United States and international laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). We have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international properties might be subject and the manner in which existing laws might be administered or interpreted.

Risks of Ownership of Host Inc.’s Common Stock

There are limitations on the acquisition of Host Inc. common stock and changes in control.

Host Inc.’s charter and bylaws, the partnership agreement of Host L.P., and the Maryland General Corporation Law (the “MGCL”) contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host Inc.’s stockholders or Host L.P.’s unitholders or otherwise be in their best interests, including the following:

—

Restrictions on transfer and ownership of Host Inc.’s stock. To maintain Host Inc.’s qualification as a REIT for federal income tax purposes, not more than 50% in value of Host Inc.’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, which, as defined in the Code, may include certain entities. In addition, if Host Inc., or one or more owners of 10% or more of Host Inc., actually or constructively owns 10% or more of a tenant of Host Inc. or a tenant of any partnership in which Host Inc. is a partner, the rent received by Host Inc. either directly or through any such partnership from such tenant generally will not be qualifying income for purposes of the REIT income qualification tests of the Code, and, therefore, could jeopardize Host Inc.’s qualification as a REIT, unless the tenant qualifies as a TRS and certain other requirements are met.

Accordingly, Host Inc.’s charter prohibits ownership, directly or by attribution, by any person or persons acting as a group, of more than 9.8% in value or number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class or series of stock, each considered as a separate class or series for this purpose. Together, these limitations are referred to as the “ownership limit.”

Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquirer of the stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of stock or to receive any proceeds from the subsequent sale of the stock in excess of the lesser of the price paid for the stock or the amount realized from the sale. A transfer of shares of Host Inc.’s stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host Inc.’s stock in excess of the ownership limit. These restrictions will not apply if Host Inc.’s Board of Directors determines that it is no longer in Host Inc.’s best interests to continue to qualify as a REIT or that compliance with the restrictions on transfer and ownership is no longer required for Host Inc. to qualify as a REIT.

—

Removal of members of the Board of Directors. Host Inc.’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast in the election of directors. Vacancies on Host Inc.’s Board of Directors may be filled, at any regular meeting or at any special meeting called for that purpose, by the affirmative vote of the remaining directors, except that a vacancy resulting from an increase in the number of directors may be filled by a majority vote of the entire Board of Directors. Any vacancy resulting from the removal of a director by the stockholders may be filled by the affirmative vote of holders of at least two-thirds of the votes entitled to be cast in the election of directors.

—

Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host Inc.’s charter provides that the total number of shares of stock of all classes that Host Inc. has authority to issue is 1,100,000,000, consisting of 1,050,000,000 shares of common stock and 50,000,000 shares of preferred stock. Host Inc.’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock into other classes or series of stock, and to establish the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption for each class or series. Because Host Inc.’s Board of Directors has this power, it may give the holders of any class or series of stock terms, preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

—

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of Host Inc. Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring Host Inc., including:

o

“business combination” provisions that, subject to limitations, prohibit certain business combinations between a corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the corporation’s then outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations: and

o

“control share” provisions that provide that holders of “control shares” of a corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Host Inc. is subject to the Maryland business combination statute. Our bylaws contain a provision exempting us from the control share provisions of the MGCL. There can be no assurance that this bylaw provision exempting us from the control share provisions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our Board of Directors, without stockholder approval and regardless of what currently is provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

—

Merger, consolidation, share exchange and transfer of Host Inc.’s assets. Under Maryland law and Host Inc.’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer Host Inc.’s assets within the meaning of the MGCL if approved (1) by Host Inc.’s Board of Directors in the manner provided in the MGCL, and (2) by Host Inc.’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host Inc. with or into a trust organized for the purpose of changing Host Inc.’s form of organization from a corporation to a trust requires only the approval of Host Inc.’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the MGCL, specified mergers may be approved without a vote of stockholders and a share exchange only is required to be approved by the board of directors of a Maryland corporation if the corporation is the successor entity. Host Inc.’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

—

Certain charter and bylaw amendments. Host Inc.’s charter contains provisions relating to restrictions on transfer and ownership of Host Inc.’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and others, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host Inc.’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Other charter amendments generally require approval of the Board and the affirmative vote of holders of a majority of the votes entitled to be cast on the matter. As permitted under the MGCL, Host Inc.’s charter and bylaws provide that the Board of Directors has the exclusive right to amend Host Inc.’s bylaws. These provisions may make it more difficult to amend Host Inc.’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host Inc. common stock, without the approval of the Board of Directors.

Shares of Host Inc.’s common stock that are or become available for sale could affect the share price of Host Inc.’s common stock.

We have in the past and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2013, there are approximately 9.5 million OP units outstanding owned by third parties that are redeemable, which represents approximately 1.3% of all outstanding units. Further, a substantial number of shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2013, there were approximately 18 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan and 0.7 million outstanding options exercisable with a weighted average exercise price of $15.41 per share.

Also as of December 31, 2013, Host L.P. had outstanding $400 million principal amount of exchangeable senior debentures that currently are exchangeable for cash, shares of Host Inc.’s common stock or any combination thereof. Assuming the holders elected to exchange and we elected to settle in shares of Host Inc. common stock, the debentures would be exchangeable for approximately 29.9 million shares based on the current exchange price. While these debentures currently are exchangeable through March 31, 2014 based on past trading prices of Host Inc. common stock, whether they remain exchangeable after March 31, 2014 will depend on then current trading prices of Host Inc. common stock.

Our earnings and cash distributions will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and secondarily is based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may impact negatively the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would affect adversely the market price of Host Inc.’s common stock.

Market interest rates may affect the price of shares of Host Inc.’s common stock.

We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of Host Inc.’s common stock to decrease.

Federal Income Tax Risks

To qualify as a REIT, each of Host Inc. and its subsidiary REITs are required to distribute at least 90% of its taxable income, excluding net capital gain, regardless of available cash or outstanding obligations.

To continue to qualify as a REIT, Host Inc. is required to distribute to its stockholders with respect to each year at least 90% of its taxable income, excluding net capital gain. To the extent that Host Inc. satisfies this distribution requirement, but distributes less than 100% of its taxable income and net capital gain for the taxable year, it will be subject to federal and state corporate income tax on its undistributed taxable income and net capital gain. In addition, Host Inc. will be subject to a nondeductible 4% excise tax on the amount, if any, by which distributions made by Host Inc. with respect to the calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its net capital gain, and (3) any undistributed taxable income from prior years, less excess distributions from prior years. Host Inc. intends to make distributions, subject to the availability of cash and in compliance with any debt covenants, to its stockholders in order to comply with the distribution requirement and to avoid the imposition of a significant nondeductible 4% excise tax and will rely for this purpose on distributions from Host L.P. and its subsidiaries. There are differences in timing between Host Inc.’s recognition of taxable income and its receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” taxable income, which is taxable income that is not matched with cash flow. Due to transactions entered into in years prior to Host Inc.’s conversion to a REIT, Host Inc. could recognize substantial amounts of “phantom” taxable income in the future. It is possible that any differences between the recognition of taxable income and the receipt of the related cash could require us to borrow funds or for Host Inc. to issue additional equity in order to enable Host Inc. to meet its distribution requirements and, therefore, to maintain its REIT status and to avoid the nondeductible 4% excise tax. In addition, because the REIT distribution requirements prevent Host Inc. from retaining earnings, generally we will be required to refinance debt at its maturity with additional debt or equity. It is possible that any of these sources of funds, if available at all, would not be sufficient to meet Host Inc.’s distribution and tax obligations.

Host L.P. owns 100% of the outstanding common stock and a portion of the outstanding preferred stock of two entities that have elected to be treated as REITs. Each of these subsidiary REITs are subject to the same requirements that Host Inc. must satisfy in order to qualify as a REIT, including the distribution requirements described above.

Adverse tax consequences would occur if Host Inc. or any of its subsidiary REITs fail to qualify as a REIT.

We believe that Host Inc. has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., two entities that have elected to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host Inc.’s subsidiary REITs qualify as a REIT or will continue to qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or any of its subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT would not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

Any determination that Host Inc. or one of its subsidiary REITs does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional tax liability of Host

Inc. or the subsidiary REIT for the year, or years, in which the relevant entity did not qualify as a REIT would reduce its net earnings available for investment, debt service or distributions to stockholders. Furthermore, the non-qualifying entity no longer would be required to make distributions to its stockholders as a condition to REIT qualification and all of its distributions to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on those dividends at capital gain rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

If our leases are not respected as true leases for federal income tax purposes, each of Host Inc. and its subsidiary REITs would fail to qualify as a REIT.

To qualify as a REIT, Host Inc. must satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS, which rental income currently constitutes substantially all of Host Inc.’s and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, our leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the Internal Revenue Service (“IRS”) will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, neither Host Inc. nor either of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each likely would lose its REIT status.

If our affiliated lessees fail to qualify as taxable REIT subsidiaries, each of Host Inc. and its subsidiary REITs would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of Host Inc. will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our subsidiary (or its affiliates) that is taxable as a regular C corporation and that has elected to be treated as a taxable REIT subsidiary with respect to Host Inc. and to each subsidiary REIT. So long as any affiliated lessee qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant.” We believe that our affiliated lessees have qualified and will continue to qualify, and that the taxable REIT subsidiaries of each of our subsidiary REITs have qualified and will continue to qualify, to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a taxable REIT subsidiary for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our affiliated lessees (including the taxable REIT subsidiaries of our subsidiary REITs) from treatment as a taxable REIT subsidiary, it is possible that Host Inc. or a subsidiary REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests. If Host Inc. or a subsidiary REIT failed to meet either the asset tests or the gross income tests, each likely would lose its REIT status.

Despite the REIT status of each of Host Inc. and its subsidiary REITs, we remain subject to various taxes.

One of the subsidiary REITs of Host Inc. will be required to pay federal income tax at the highest regular corporate rate on “built-in gain” recognized as a result of the sale of one or more of its hotels prior to the expiration of the applicable 10-year holding period, including certain hotels acquired from Starwood and its affiliates in 2006. The total amount of gain on which the subsidiary REIT would be subject to corporate income tax if all of its built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to it. Recently enacted legislation, however, has reduced the 10-year period to five years in the case of dispositions of assets in 2012 or 2013.  In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

Notwithstanding Host Inc.’s status as a REIT, Host Inc. and our subsidiaries (including our subsidiary REITs) are subject to federal, state, local and foreign taxes on their income and property in certain cases. For example, Host Inc. and our subsidiary REITs will pay tax on certain types of income that are not distributed and will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s length basis. Moreover, the taxable REIT subsidiaries of Host Inc. and our subsidiary REITs are taxable as regular C corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent that they own assets or conduct operations in foreign jurisdictions.

Host L.P. is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host Inc.

If the IRS were to challenge successfully Host L.P.’s status as a partnership for federal income tax purposes, Host Inc. would cease to qualify as a REIT and would suffer other adverse consequences.

We believe that Host L.P. qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including Host Inc., is required to report and pay tax, if applicable, on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge Host L.P.’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating Host L.P. as a corporation for federal income tax purposes, Host Inc. would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. If Host L.P. fails to qualify as a partnership for federal income tax purposes or Host Inc. fails to qualify as a REIT, either failure would cause an event of default under Host L.P.’s credit facility that, in turn, could constitute an event of default under Host L.P.’s outstanding debt securities. Also, the failure of Host L.P. to qualify as a partnership for federal income tax purposes would cause it to become subject to federal, state and foreign corporate income tax, which tax would reduce significantly the amount of cash available for debt service and for distribution to its partners, including Host Inc.

As a REIT, each of Host Inc. and its subsidiary REITs is subject to limitations on its ownership of debt and equity securities.

Subject to certain exceptions, a REIT generally is prohibited from owning securities in any one issuer to the extent that (1) the value of such securities exceeds 5% of the value of the REIT’s total assets, (2) the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities, or (3) the REIT owns more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 25% of the value of the REIT’s total assets. If Host Inc. or any of its subsidiary REITs were to violate these ownership limitations, each likely would lose its REIT status.

Each of Host Inc. or its subsidiary REITs may be required to pay a penalty tax upon the sale of a hotel.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT from the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels consistent with our investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% excise tax.

Risks Relating to Redemption of OP Units

A holder who offers its OP units for redemption may have adverse tax consequences.

A holder whose OP units are redeemed will be treated for federal and state income tax purposes as having sold the OP units. The sale of these units is a taxable event and the holder thereof will be treated as realizing an amount equal to the sum of (1) the value of the common stock or cash the holder receives, and (2) the amount of Host L.P.’s nonrecourse liabilities allocated to the redeemed OP units. The gain or loss recognized by the holder of OP units is measured by the difference between the amount realized by the holder and the holder’s tax basis in the OP units redeemed (which tax basis includes the amount of Host L.P.’s nonrecourse liabilities allocated to the redeemed OP units). It is possible that the amount of gain and/or the tax liability related thereto that the holder recognizes and pays could exceed the value of the common stock or cash that the holder receives.

Differences between an investment in shares of Host Inc. common stock and Host L.P. OP units may affect redeemed holders of OP units.

If a holder of OP units elects to have its units redeemed, we will determine whether the holder receives cash or shares of Host Inc.’s common stock in exchange for the OP units. Although an investment in shares of Host Inc.’s common stock is substantially similar to an investment in Host L.P. OP units, there are some differences.  These differences include form of organization, management structure, voting rights, liquidity and federal and state income taxation, some of which differences may be material to investors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

See Part 1 Item 1. “Business—Our Hotel Portfolio” above for a discussion of our hotels.

Item 3.	Legal Proceedings

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

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone only will be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title or, alternatively, $34.3 million for tortious interference of contract; (ii) approximately $6.8 million in pre-judgment and post-judgment interest (as of December 31, 2013, interest was $17 million); (iii) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (iv) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

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

On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefing concluded in January 2013. On June 28, 2013, the Court issued an order denying the petition for review; however, on December 13, 2013, the Court granted our motion for rehearing on that order and heard oral argument on our appeal on February 4, 2014. No assurances can be given as to the outcome of this appeal. We have accrued a loss contingency of approximately $68 million related to this litigation. We have funded a court-ordered $25 million escrow reserve for this legal proceeding.

We also are involved in various other legal proceedings in the normal course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4.	Mine Safety Disclosures

Not Applicable.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 1, 2014. Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	75

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	58

W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions and was later named Treasurer and Chief Operating Officer before becoming our Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	55	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz B. Abji Executive Vice President, Asset Management	60

Minaz B. Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Joanne G. Hamilton Executive Vice President, Human Resources	56

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

Gregory J. Larson Executive Vice President, Chief Financial Officer	49

Gregory J. Larson joined our company in 1993. In 1998, Mr. Larson joined the Treasury group as Vice President of Corporate Finance. He assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. In November 2007, Mr. Larson was selected to lead our corporate strategy business and promoted to Executive Vice President. In May 2013 he was named Chief Financial Officer.

James F. Risoleo Executive Vice President & Managing Director, Europe	58

James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President and Chief Investment Officer in 2000. In January 2012, he became managing director of the Company’s European business activities.

Struan B. Robertson Executive Vice President Chief Investment Officer	48

Struan B. Robertson joined our company in January 2013. From 1994 to 2012 he held various positions at Morgan Stanley, most recently as Global Co-Head of its real estate and lodging investment banking business.

Brian G. Macnamara Senior Vice President, Corporate Controller	54

Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Host Inc.’s common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2012
1st Quarter	$17.25	$14.71	$0.06
2nd Quarter	17.06	14.11	0.07
3rd Quarter	16.30	14.06	0.08
4th Quarter	17.25	13.78	0.09

	Stock Price		Dividends Declared Per Share
	High	Low
2013
1st Quarter	$17.73	$16.14	$0.10
2nd Quarter	18.77	16.02	0.11
3rd Quarter	18.70	16.41	0.12
4th Quarter	19.44	17.09	0.13

Under the terms of our senior notes indenture and the credit facility, Host Inc.’s ability to pay dividends and make other payments is dependent on its ability to satisfy certain financial requirements. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and Part I Item 1A. “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.”

As of February 21, 2014, there were 24,750 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 21, 2014, there were 1,696 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc.’s common stock.

Host Inc.’s ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of its stock that a person may own. Its charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class of stock, each considered as a separate class or series for this purpose. Host Inc.’s Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that, after giving effect to such increase, any five beneficial owners of capital stock beneficially could own in the aggregate more than 49.5% of the outstanding capital stock. See Part I Item 1A. “Risk Factors—Risks of Ownership of Host Inc.’s Common Stock—There are limitations on the acquisition of Host Inc. common stock and changes in control.”

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on Host Inc.’s common stock against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the National Association of Real Estate Investment Trust (“NAREIT”) Equity Index. The graph assumes an initial investment of $100 in Host Inc.’s common stock and in each of the indexes, and also assumes the reinvestment of dividends.

Comparison of Five-Year Cumulative Stockholder Returns 2008 – 2013

	2008	2009	2010	2011	2012	2013
Host Hotels & Resorts, Inc.	$100.00	$157.88	$242.26	$202.29	$218.77	$278.51
NAREIT Equity Index	$100.00	$127.99	$163.76	$177.32	$212.26	$218.32
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2013 Host Inc. Sales of Unregistered Securities

On December 6, 2013, Host Inc. issued 12,335 shares of common stock to Fidelity Investments Charitable Gift Fund in exchange for 12,076 OP units of Host L.P. held by the fund.  All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act.  The number of shares issued was based on the current conversion factor of 1.021494 shares per OP unit.

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. The following table sets forth, for the fiscal periods indicated, Host L.P.’s distributions declared per common OP unit:

	Distributions Declared Per Common Unit
	2012	2013
1st Quarter	$0.0613	$0.1021
2nd Quarter	0.0715	0.1124
3rd Quarter	0.0817	0.1226
4th Quarter	0.0919	0.1328

The number of holders of record of Host L.P.’s common OP units on February 21, 2014 was 1,696 . The number of outstanding common OP units as of February 21, 2014 was 750,325,094 of which 740,816,858 were owned by Host Inc. Under the terms of our senior notes indenture and the credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. In addition, under the terms of Host L.P.’s preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid on our preferred OP units. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and Part I Item 1A. “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units”

Fourth Quarter 2013 Host L.P. Purchases of Equity Securities

Period	Total Number of OP Units Purchased		Average Price Paid Per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1, 2013 — October 31, 2013	21,405	*	1.021494 shares of Host Inc. Common Stock*	—	—
November 1, 2013 — November 30, 2013	61,185	*	1.021494 shares of Host Inc. Common Stock*	—	—
December 1, 2013 — December 31, 2013	42,241	*	1.021494 shares of Host Inc. Common Stock*	—	—
Total	124,831			—	—

*	Reflects common OP units redeemed by Host Inc. in exchange for shares of its common stock.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, Inc. for the five years ended December 31, 2013 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,166	$5,059	$4,714	$4,154	$3,882
Income (loss) from continuing operations	210	(8)	(27)	(137)	(188)
Income (loss) from discontinued operations, net of tax (1)	115	71	11	5	(70)
Net income (loss)	325	63	(16)	(132)	(258)
Net income (loss) attributable to Host Hotels & Resorts, Inc.	317	61	(15)	(130)	(252)
Net income (loss) available to common stockholders	317	61	(15)	(138)	(261)
Basic earnings (loss) per common share:
Continuing operations	.27	(.01)	(.04)	(.22)	(.33)
Discontinued operations	.16	.09	.02	.01	(.12)
Basic earnings (loss) per common share	.43	.08	(.02)	(.21)	(.45)
Diluted earnings (loss) per common share:
Continuing operations	.27	(.01)	(.04)	(.22)	(.33)
Discontinued operations	.15	.09	.02	.01	(.12)
Diluted earnings (loss) per common share	.42	.08	(.02)	(.21)	(.45)
Dividends declared per common share	.46	.30	.14	.04	.25
Balance Sheet Data:
Total assets	$12,814	$12,994	$13,090	$12,411	$12,555
Debt	4,759	5,411	5,753	5,477	5,837
Preferred stock	—	—	—	—	97

(1)

Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions.

Item 6.	Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, L.P. for the five years ended December 31, 2013 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2013	2012	2011	2010	2009
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,166	$5,059	$4,714	$4,154	$3,882
Income (loss) from continuing operations	210	(8)	(27)	(137)	(188)
Income (loss) from discontinued operations, net of tax (1)	115	71	11	5	(70)
Net income (loss)	325	63	(16)	(132)	(258)
Net income (loss) attributable to Host Hotels & Resorts, L.P.	321	62	(15)	(132)	(257)
Net income (loss) available to common unitholders	321	62	(15)	(140)	(266)
Basic earnings (loss) per common unit:
Continuing operations	.28	(.01)	(.04)	(.22)	(.32)
Discontinued operations	.15	.10	.02	.01	(.12)
Basic earnings (loss) per common unit	.43	.09	(.02)	(.21)	(.44)
Diluted earnings (loss) per common unit:
Continuing operations	.28	(.01)	(.04)	(.22)	(.33)
Discontinued operations	.15	.10	.02	.01	(.12)
Diluted earnings (loss) per common unit	.43	.09	(.02)	(.21)	(.45)
Distributions declared per common unit	.470	.306	.143	.0408	.025
Balance Sheet Data:
Total assets	$12,814	$12,994	$13,090	$12,410	$12,553
Debt	4,759	5,411	5,753	5,477	5,837
Preferred units	—	—	—	—	97

(1)

Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.7% of its common OP units as of December 31, 2013. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotel properties. As of February 14, 2014, we own 114 hotels in the United States and internationally and have minority ownership interests in an additional 24 hotels through joint ventures in the United States, Europe and the Asia/Pacific region. These hotels are primarily operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority are located in central business districts of major cities, near airports and in resort/conference destinations that benefit from significant barriers to entry by competitors. Since 2002, the percentage of revenues from our target markets has increased from approximately 55% to 75% in 2013, as we have focused our acquisition efforts on these locations, and similarly disposed of non-core assets. While hotels in these markets still are subject to competitive pressures, we believe this strategy of combining premium brands with superior locations provides opportunities to achieve room rate and occupancy premiums in excess of our competitors.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 60%, 35%, and 5%, respectively, of our 2013 room sales. Similar to the majority of the lodging industry, we further categorize business within these broad groups based on characteristics they have in common as follows:

Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than trends in leisure demand. The four key subcategories of the transient business group are:

—

Retail: This is the benchmark rate that a hotel publishes and offers to the general public. It typically is the rate charged to travelers that do not have access to negotiated or discounted rates. It includes the “rack rate,” which typically is applied to rooms during high demand periods and is the highest rate category available. Retail room rates will fluctuate more freely depending on anticipated demand levels (e.g. seasonality and weekday vs. weekend stays).

—

Non-Qualified Discount: These include special rates offered by the hotels, including packages, advance-purchase discounts and promotional offers.  These also include rooms booked through online travel agencies (OTA’s).

—

Special Corporate: This is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel or to hotel brands generally. These rates typically are negotiated annually at a discount to the anticipated retail rate. In addition, this category includes rates offered at the prevailing per diem for approved government travel.

—

Qualified Discount: This category encompasses all discount programs, such as AAA and AARP discounts, rooms booked through wholesale channels, frequent guest program redemptions, and promotional rates and packages offered by a hotel.

Group business represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. The three key sub-categories of the group business category are:

—	Association: group business related to national and regional association meetings and conventions.
—	Corporate: group business related to corporate meetings (e.g., product launches, training programs, contract negotiations, and presentations).
—	Other: group business predominately related to social, military, education, religious, fraternal and youth and amateur sports teams, otherwise known as SMERF business.

Contract business refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Airline crews are typical generators of contract demand for our airport hotels. Additionally, contract rates may be utilized by hotels that are located in markets that are experiencing consistently lower levels of demand.

Understanding Our Performance

Our Revenues and Expenses. Our hotels are operated by third-party managers under long-term agreements, pursuant to which they typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to purchase inventory and to pay wages, utilities, property taxes and other hotel-level expenses. We generally receive a cash distribution from our hotel managers each month, which distribution reflects hotel-level sales less property-level operating expenses (excluding depreciation).

Revenue from owned hotels represents 99% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

		% of 2013 Revenues
•	Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	64%

•	Food and beverage revenue. Food & beverage revenues consist of revenues from group functions, which may include both banquet revenue and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our properties.	29%

•	Other revenue. Occupancy, the nature of the property (e.g., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, entertainment and other guest services.	6%

Hotel operating expenses represent approximately 97% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2013 Operating Costs and Expenses
•	Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	19%

•	Food and beverage expense. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenues. Group functions with banquet sales and audio and visual components will generally have lower overall costs as a percentage of revenues than outlet sales.	23%

•	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenue, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	27%

•	Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	5%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenue at our hotels.	8%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of past capital expenditures.	15%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 55% of our hotel operating expenses.

Key Performance Indicators. Revenue per available room (“RevPAR”) is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage, parking, or other guest service revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is considered the key indicator of core revenues for many hotels.

RevPAR changes that are driven by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven by average room rate. For example, increases in occupancy at a hotel will lead to increases in rooms revenues and ancillary revenues, such as food and beverage revenue, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, will not result in additional room-related costs, with the exception of those charged as a percentage of revenue. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than do changes in RevPAR caused by occupancy levels.

In discussing our operating results, we present RevPAR and certain other financial data for our hotels on a comparable hotel basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared and which operations have been included in our consolidated results. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage or large scale capital improvements. We also present RevPAR separately for our comparable consolidated domestic and international (both on a nominal and constant dollar basis) hotels, as well as for our joint venture in Europe. We provide RevPAR results in constant currency due to the number of consolidated properties we have internationally and the effect that exchange rates have on our reporting. We use constant currency because we believe it is useful to investors because it provides clarity on how the hotels are performing in their local markets. For all other measures (net income, operating profit EBITDA, FFO, etc.) our discussion is only in nominal US$, which is consistent with our financial statement presentation under GAAP.

We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:

—

NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as supplemental measures of company-wide profitability. NAREIT adopted FFO in order to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, acquisition costs and litigation gains or losses outside the ordinary course of business.

—

Hotel adjusted operating profit and margins. Hotel adjusted operating profit measures property-level results before debt service, depreciation and corporate expenses and is a supplemental measure of aggregate property-level profitability. We use hotel adjusted operating profit and associated margins to evaluate the profitability of our comparable hotels.

—

EBITDA and Adjusted EBITDA. Earnings before income taxes, interest expense, depreciation and amortization (“EBITDA”) is a supplemental measure of the operating performance of our properties and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. We also adjust EBITDA for gains and losses related to real estate transactions, impairment losses and litigation gains or losses outside the ordinary course of business (“Adjusted EBITDA”).

Summary of 2013 Operating Results

The following table reflects certain line items from our audited statements of operations and the significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:

			Change			Change
	2013	2012	2012 to 2013		2011	2011 to 2012
Total revenues	$5,166	$5,059	2.1%		$4,714	7.3%
Net income (loss)	325	63	415.9%		(16)	N/M
Operating profit	512	362	41.4%		309	17.2%
Operating profit margin under GAAP	9.9%	7.2%	270	bps	6.6%	60	bps
Adjusted EBITDA	$1,306	$1,190	9.7%		$1,018	16.9%

Diluted earnings (loss) per share	$.42	$.08	425.0%		$(.02)	N/M
NAREIT FFO per diluted share	1.26	1.04	21.2%		.89	16.9%
Adjusted FFO per diluted share	1.31	1.10	19.1%		.92	19.6%

Comparable Hotel Data:

	2013 Comparable Hotels (1)				2012 Comparable Hotels (1)
			Change				Change
	2013	2012	2012 to 2013		2012	2011	2011 to 2012
Comparable hotel revenues	$4,670	$4,452	4.9%		$4,428	$4,195	5.5%
Comparable hotel operating profit	1,190	1,089	9.3%		1,061	946	12.2%
Comparable hotel adjusted operating profit margin	25.5%	24.5%	100	bps	24.0%	22.6%	140	bps
Change in comparable hotel RevPAR - Constant US$ (2)	5.8%				6.6%
Change in comparable hotel RevPAR - Nominal US$	5.6%				6.4%
Change in comparable domestic RevPAR	5.9%				6.3%
Change in comparable international RevPAR - Constant US$ (2)	3.9%				13.0%

(1)

Comparable hotel operating statistics for 2013 and 2012 are based on 105 comparable hotels as of December 31, 2013, while the comparable hotel operating statistics for 2012 and 2011 are based on 103 comparable hotels as of December 31, 2012.

(2)	For a discussion of our constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

In 2013, on a constant US$ basis, RevPAR at our comparable hotels increased 5.8% compared to 2012, marking the fourth straight year of comparable RevPAR growth in excess of 5.5%. While the overall growth in the economy since the 2008-2009 recession has been slow, particularly with regards to GDP growth and the level of unemployment, specific drivers of lodging demand have proven to be more resilient. In particular, corporate business, which is one of the most important demand drivers of our portfolio, has strengthened as corporate profits and business investment have increased at a much greater rate than the overall economy. Additionally, our domestic target markets have benefited from an increase in demand from travel to the U.S. as international arrivals increased.

On a constant US$ basis, RevPAR at our comparable consolidated international hotels increased 3.9% in 2013. The increase reflects improvement in average room rate in all of our consolidated international markets, largely offset by a decrease in occupancy of 5.6 percentage points at our properties in Latin America, which was negatively affected by on-going construction at the JW Marriott Hotel Mexico City.

RevPAR growth in 2013 at our comparable hotels was both rate and occupancy driven, as room rates improved 4.2%, on a nominal US$ basis, and occupancy improved 100 basis points to 76%, which is above our pre-recession occupancy levels in 2007. Our operators have been able to leverage the higher occupancy levels in order to gradually increase room rates, particularly for our transient business. Therefore, much of the room revenue improvement for the year was driven by improvement in transient demand, as transient revenue increased 7.5%, benefiting from an increase in occupancy and a positive mix shift to higher rated business, and group revenue increased 2.6%.

Food and beverage revenues at our comparable hotels increased 4.0% for 2013. The increase was driven primarily by a positive mix shift to banquet and audio visual revenues, which provide higher overall operating margins than outlet revenue, as catered functions generally are more profitable.  Additionally, outlet revenue increased, particularly in the second half of the year, as a result of strategic efforts to drive food and beverage profitability by renovating and repositioning restaurants at certain of our properties. Food and beverage revenue has significantly benefited from restaurant repositionings and renovations completed over the past three years. Overall, food and beverage revenues increased by 5.9% compared to 2012.

In aggregate, revenues for our owned hotels increased $327 million to $5.1 billion for the year, while other revenues decreased $220 million.  The decline in other revenues was due to the expiration of the lease on the 53 Courtyard by Marriott hotels leased from Hospitality Properties Trust (“HPT”) on December 31, 2012. Accordingly, total revenues increased $107 million to approximately $5.2 billion for 2013.

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 270 basis points for the full year 2013. These operating margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, impairments, and corporate expenses.  Our comparable hotel adjusted operating profit margins, which exclude these items, increased 100 basis points to 25.5%. The improvements were driven by the increase in average room rate, as well as a 7.9% increase in comparable food and beverage profit.

Net income for Host Inc. improved $262 million in 2013 to $325 million. Net income benefited from the improvement in operating profit as well as a decrease in interest expense of $69 million due to the repayment or refinancing of debt at lower interest rates, a decrease in impairment expense of $59 million and an increase in gains on hotel dispositions of $49 million. Adjusted EBITDA, which is defined as EBITDA adjusted for gains and losses related to real estate transactions, impairment expense, and other items, increased $116 million, or 9.7%, to $1.3 billion.

During 2013, Host Inc.’s diluted income per common share improved $0.34 per share to $0.42 per common share. The improvement in our income per diluted share reflects the improvement in operating results at our hotels as described above. Host Inc.’s Adjusted FFO per diluted share increased 19.1% to $1.31 per diluted share for 2013.

The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P, as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the outside partners of Host L.P. For the year, Host L.P.’s net income improved $262 million to $325 million, and the diluted income per common unit improved $0.34 per common unit to $0.43 per common unit.

2014 Outlook

We believe that the broad economic trends that have translated into the steady improvement in lodging demand should continue in 2014.  In the United States, according to Blue Chip Economic Indicators, the consensus estimate for real GDP growth in 2014 currently is 2.8%. This growth rate is a notable increase over 2013, due to an improved outlook surrounding private sector demand and consumer sentiment as well as business investment and international travel, which are particularly important indicators of demand at properties located in our targeted gateway markets.  Additionally, significant impediments to growth due to governmental fiscal policy in 2013, such as the Federal government shutdown in the fourth quarter, uncertainty due to the threat of the potential U.S. credit default and austerity efforts at the state and local levels, are not expected to repeat or to have the same negative year-over-year effect for 2014. At the same time, however, certain key factors continue to affect negatively the economic recovery and add to general market uncertainty. These factors include, but are not limited to, continued political uncertainty with respect to U.S. economic policy, including the potential effects of the tapering of the bond-buying program by the Federal Reserve, continued high levels of unemployment, the tenuous nature of the Euro Zone recovery, the slow-down in growth in China, and slower growth and elevated risks associated with emerging markets. As a result of these economic trends, we believe the overall improvement in the economic climate will result in a steady increase in demand for our domestic portfolio during 2014.

In Europe, we expect moderate demand growth, consistent with the slowly improving economic climate. For the Euro JV properties, we anticipate that this moderate demand growth will lead to modest improvements in RevPAR. Our properties in Latin America are expected to exhibit solid RevPAR improvement as Rio de Janeiro will benefit from increased leisure demand generated by the FIFA World Cup. In the Asia/Pacific region, we expect that our properties in Australia and New Zealand will exhibit moderate growth in RevPAR as the increases in new supply will be low.

Over the same period, we have experienced relatively low supply growth in upper upscale hotels in most of our target markets due to the long planning cycle of hotel development projects, lack of available credit in prior years, and the pricing of upper upscale hotels, which have continued to trade below replacement cost.  As a result, demand has exceeded supply growth in the industry.  Overall, we expect this trend to continue into 2014, with the exception of the New York and Washington, D.C. markets, where supply growth is expected to exceed the historical industry average during 2014.

As a result of these trends, we continue to believe that the strong overall fundamentals in the lodging industry should drive improvements in RevPAR growth and operating results. Specifically, based on our current group bookings, we believe there is the potential for increasing group demand, which would allow our operators to shift the business mix to higher-rated corporate group and transient demand as opposed to lower-rated transient discount business. As a result, we believe the majority of the RevPAR growth for 2014 will be driven by improvements in average rate, as we expect occupancy growth will be similar to that experienced in 2013. For the full year 2014, we believe these trends will result in improved operating performance and comparable hotel RevPAR growth on a constant US$ basis of 5% to 6%. We anticipate that comparable food and beverage and other revenue will increase approximately 3% to 4% in 2014 driven in part by the expected increase in group demand.

While we believe that the lodging industry will continue to improve, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See Part I Item 1A. “Risk Factors.”

Investing Activities

Acquisitions and Development. We continue to seek investment opportunities in our target markets, which we have identified as those that are expected to have the greatest lodging demand growth, the fewest additions to supply, and the strongest potential for revenue growth. We see increased competition for acquisitions in our target markets due to the accessibility of capital and the current availability of inexpensive financing. Consequently, pricing for upper upscale and luxury assets has become more aggressive, and recent transaction values have approached replacement cost levels. Our acquisition strategy also includes the acquisition or development of midscale and upscale properties in select target markets. Since January 1, 2013, we have completed the following transactions:

Acquisitions

—

Subsequent to year-end 2013, we acquired the 151-room Powell Hotel in San Francisco, including the fee simple interest in the land, for $75 million. The property includes a significant long-term retail lease with Sephora, a leading provider of perfume and cosmetics. We intend to invest $22 million in an extensive redevelopment of the property beginning late in 2014.

—	On May 31, 2013, we acquired the fee-simple interest in the 426-room Hyatt Place Waikiki Beach in Honolulu, Hawaii for $138.5 million.
—

In December 2013, we made the final incremental payment of $19.9 million for the purchase of the fee simple interest in the land at the New York Marriott Marquis Times Square. In addition, $25 million of the payments made pursuant to the terms of the ground lease have been attributed towards the purchase of the land. The purchase was completed in conjunction with our 2012 lease of the existing retail space to Vornado Realty Trust and its on-going redevelopment which is expected to be completed in early 2015.

Development

—

On November 12, 2013, we opened the 255-room Hyatt Place Nashville Downtown through a 50/50 joint venture with White Lodging Services. Total development costs for the project are approximately $43 million. We have contributed approximately $6 million to the joint venture.

—

We have invested approximately R$94 million ($45 million) as of December 31, 2013 related to the development of two hotels totaling 405 rooms in Rio de Janeiro. The hotels are expected to open in the second quarter of 2014 and will be managed by Accor under the ibis and Novotel brands. Our total investment is expected to be R$131 million ($67 million).

—

We hold a 67% non-controlling interest in a 131–unit vacation ownership project under development in Maui, Hawaii, adjacent to our Hyatt Regency Maui Resort & Spa. The total development cost of the project is expected to be $200 million, of which $110 million will be financed through a construction loan. We have contributed $47 million, including land valued at $36 million, as of December 2013. Sales of the timeshares are underway and we anticipate the project to open in late 2014.

Dispositions. We have sold seven properties (five in 2013, two in 2014) since January 1, 2013 for a total sales price of $960 million. These properties are non-core assets where we believe the potential for growth is constrained or where we were able to opportunistically take advantage of pricing in the market. Significant dispositions include:

—	the February 12, 2014 sale of Courtyard Nashua for $10 million;
—

the January 10, 2014 sale of 89% of the Philadelphia Marriott Downtown based on a market value of $303 million. Total proceeds were $290 million, which includes our 11% portion of the proceeds received from the $230 million mortgage debt issued by the partnership at closing;

—	the December 18, 2013 sale of the Dallas/Addison Marriott Quorum by the Galleria for $56 million;
—	the November 20, 2013 sale of the Four Seasons Hotel Atlanta for $63 million;
—	the November 1, 2013 sale of the Portland Marriott Downtown Waterfront for $87 million;
—	the June 28, 2013 sale of The Ritz-Carlton, San Francisco for $161 million; and
—	the January 11, 2013 sale of the Atlanta Marriott Marquis for $293 million.

During 2014, we believe the disposition market should remain favorable, particularly for assets in our target markets. We are also seeing increased interest in our non-target markets as a result of increased liquidity and plan to remain opportunistic with our disposition activity.

Value Enhancement Initiatives. We also look to enhance the value of our portfolio by identifying and executing strategies designed to achieve the highest and best use of all aspects of our properties. This may include extending ground leases or restructuring management agreements, as well as developing or disposing of underutilized space connected to our properties. We believe that the successful execution of these projects will create significant value for the company. During 2013, we completed the following value-enhancement projects:

—

On April 1, 2013, we sold approximately four acres of excess land adjacent to our Newport Beach Marriott Hotel & Spa to a luxury homebuilder for $24 million and recognized a $21 million gain on the sale. The land, which previously was used for tennis courts, has been approved for the development and sale of 79 luxury condominiums.

—

We reached an agreement with the city of Houston for a new 40-year ground lease for the Houston Airport Marriott, which was set to expire in 2019. Under the terms of the agreement, in addition to the extension, the ground lease expense as a percentage of revenues has been reduced in return for an investment of approximately $35 million to renovate and enhance the hotel, including complete renovation of the guestrooms and public spaces, as well as elevator and systems upgrades.

—

We successfully converted the Memphis Marriott Downtown to the Sheraton Memphis Downtown, which is franchised and managed by Davidson Hotels & Resorts and are in the process of completing the capital plan to reposition the property. We believe that this transaction matches the appropriate brand, operator and capital plan for the market and, as a result, will increase the value of the property.

—

We reached an agreement with Marriott International with respect to the Calgary Marriott Downtown. We agreed to extend the term of the management agreement and received an increase in the owner’s priority threshold, which will reduce current and future management fees. We intend to invest $23 million in repositioning capital expenditures at the hotel.

—

In connection with the negotiation of the franchise and management agreements described above, we also received the right from Marriott International to franchise three additional hotels and accelerated a similar franchise right on a fourth hotel. We believe that this additional flexibility substantially improves the value of these hotels by increasing the potential pool of interested buyers.

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology.  During 2013, we completed renovations of 6,900 guestrooms, over 420,000 square feet of meeting space and approximately 150,000 square feet of public space.

—

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable location of our projects. Approximately $97 million was spent on these projects during 2013 compared to $144 million in 2012. Significant redevelopment and ROI capital expenditures during the year included the following projects:

o

Newark Airport Marriott – the completion of a 20,000 square foot ballroom and renovation to approximately 25,000 square feet of existing ballroom and meeting space. This space was completed in time for the 2014 Super Bowl at MetLife Stadium in East Rutherford, New Jersey;

o

Orlando World Center Marriott – the redevelopment of the pool area, including new waterslides, activity areas and dining facilities as part of the large-scale renovation at the hotel that began in 2012;

o	JW Marriott Desert Springs Resort & Spa – the construction of a new 17,000 square-foot pavilion; and
o	The Ritz-Carlton, Naples – the repositioning of the Terrazza, Dusk and Grill food and beverage outlets.

For 2014, we plan to spend between $70 million and $80 million for redevelopment and ROI projects. The projects will include the renovation of all 600 rooms at the Sheraton Memphis Downtown as part of the conversion from the Marriott brand, the repositioning of 11 restaurants throughout our portfolio, and the beginning phases of the redevelopment at the Houston Airport Marriott in connection with the extension of its ground lease.

—

Acquisition Capital Expenditures.  In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability.  During 2013, we spent approximately $36 million on acquisition capital projects compared to $128 million during 2012 for these designated projects at hotels we acquired from 2010 through 2013. During 2013, significant acquisition capital expenditure projects completed included the following:

o	The renovation of all 897 guest rooms at the Grand Hyatt Washington, which included use of environmentally-friendly materials and installation of energy efficient thermostat systems; and
o

The renovation of all 1,625 guest rooms at the Manchester Grand Hyatt San Diego. We also began the renovation of over 100,000 square feet of meeting space and the expansion of the fitness center as part of the multi-year $84 million renovation of the hotel.

For 2014, we expect to invest between $30 million and $35 million for acquisition capital expenditures, including the completion of the meeting space and fitness center renovation at the Manchester Grand Hyatt San Diego.

—

Renewal and Replacement Capital Expenditures. We spent $303 million and $366 million on renewal and replacement expenditures during 2013 and 2012, respectively.  These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. These projects included the renovation of over 4,300 rooms, 65,000 square feet of public space and 350,000 square feet of meeting space in 2013. Projects that were underway during the fourth quarter of 2013 included the renovation of 230 suites at the Fairmont Kea Lani, the guestrooms at The Westin Indianapolis, The Westin Waltham-Boston and the Newport Beach Marriott Hotel & Spa, as well as the ballroom at the JW Marriott Washington D.C. Major projects completed in 2013 included the following:

o	The renovation of all 312 guestrooms at the JW Marriott Hotel Mexico City;
o	The renovation of 1,452 guestrooms, 47 suites and the concierge lounge at the San Francisco Marriott Marquis;
o	The renovation of almost 40,000 square feet of meeting and public space at The Ritz-Carlton, Tysons Corner; and
o	The renovation of over 36,000 square feet of meeting space at The Westin Denver Downtown, including the installation of energy efficient LED lighting.

We expect that our investment in renewal and replacement expenditures in 2014 will total approximately $320 million to $340 million. These projects will include the renovation of an additional 220 suites at the Fairmont Kea Lani, rooms renovations at Sheraton Boston Hotel, Hyatt Regency Reston and The Westin Buckhead Atlanta, and a ballroom and meeting space renovation at Harbor Beach Marriott Resort & Spa.

International Joint Venture Investments. We continue to utilize joint ventures to expand our portfolio and to help diversify exposure to target markets internationally. During 2013, the Euro JV completed the following transactions:

—

On August 29, 2013, the Euro JV acquired the 465-room Sheraton Stockholm Hotel in Sweden, for approximately €102 million ($135 million). In connection with the acquisition, the Euro JV entered into a €61 million ($81 million) mortgage loan with an interest rate of 5.67% that matures in 2018. We contributed approximately €14 million ($19 million) to the Euro JV in connection with this acquisition, funded through a draw on our credit facility.

—

On October 22, 2013, the Euro JV sold the Courtyard Paris La Defense West – Colombes for €19 million ($26 million) plus certain customary closing adjustments and recognized a gain of approximately €1.7 million ($2.3 million).

Financing Activities

We continued to pursue our long-term goal of a stronger balance sheet by lowering our debt-to-equity ratio and extending debt maturities by raising and deploying capital strategically, thereby improving our overall leverage and coverage ratios. We believe that lower leverage reduces our overall cost of capital and earnings volatility and increases access to capital, thereby providing the necessary flexibility to take advantage of opportunities throughout the lodging cycle, which we consider a key competitive advantage. As our operations have improved, we have focused strategically on raising and deploying capital to improve our leverage ratios, while at the same time completing substantial investments in our portfolio through acquisitions and capital investments. Since January 1, 2013, we have used proceeds from asset dispositions and available cash to repay or refinance $1.6 billion of debt with a weighted average interest rate of 6.3%. Additionally, on March 1, 2014, we intend to repay the $300 million mortgage loan secured by The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa at maturity. As a result of these transactions, and subsequent to the expected March 2014 repayment, we will have decreased our weighted average interest rate compared to 2012 by 45 basis points, to 4.95%, and lengthened our weighted average debt maturity by 0.9 years to 6.0 years. Specifically, we completed the following significant financing transactions:

—

We issued $400 million of 3 3⁄4% Series D senior notes due October of 2023 for net proceeds of $396 million. The net proceeds from the issuance of the Series D senior notes, together with cash on hand, were used to redeem the $400 million of 9% Series T senior notes due 2017 at an aggregate price of $418 million in May 2013.

—	We redeemed $400 million of our 6 3⁄4% Series Q senior notes due 2016 for an aggregate price of $404 million. We redeemed the remaining $150 million of the Series Q senior notes subsequent to year end.
—

In March 2013 we called the remaining $175 million face amount of our 3 1⁄4% exchangeable senior debentures for redemption and holders of $174 million of the debentures elected to exchange their debentures for shares of Host Inc. common stock totaling approximately 11.7 million shares, rather than receive the cash redemption proceeds. The remaining $1 million of debentures were redeemed for cash.

—

We repaid the 4.75%, $246 million mortgage loan on the Orlando World Center Marriott and the 8.51%, $31 million loan on the Westin Denver Downtown. Additionally, we refinanced the 5.55%, $134 million mortgage loan secured by the Harbor Beach Marriott Resort & Spa with a $150 million mortgage loan that bears interest at a fixed rate of 4.75% and matures January 1, 2024.

—

We issued 16.9 million common shares under our “at-the-market” offering programs. The shares were issued at an average price of $17.78 per share for net proceeds of approximately $297 million. The net proceeds were used to fund recent acquisitions, development projects and a portion of our ROI/redevelopment expenditures.

After adjusting for hotel acquisitions and dispositions, debt repayments and dividend payments that have occurred subsequent to year end and the expected March 1, 2014 mortgage loan repayment, we will have approximately $779 million of available capacity under our credit facility and a debt balance of $4,084 million.

We believe that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditures programs and take advantage of investment opportunities. For a detailed discussion, see “—Liquidity and Capital Resources.”

Results of Operations

The following table reflects certain line items from our audited statements of operations (in millions, except percentages):

			% Change		% Change
	2013	2012	2012 to 2013	2011	2011 to 2012
Revenues:
Owned hotel revenues	$5,115	$4,788	6.8%	$4,464	7.3%
Other revenues (1)	51	271	(81.2)%	250	8.4%
Operating costs and expenses:
Property-level costs (2)	4,533	4,601	(1.5)%	4,296	7.1%
Corporate and other expenses (3)	121	107	13.1%	111	(3.6)%
Gain on insurance settlements	—	11	N/M	2	N/M
Operating profit	512	362	41.4%	309	17.2%
Interest expense	304	373	(18.5)%	371	0.5%
Benefit (provision) for income taxes	(21)	(31)	(32.3)%	1	N/M
Income (loss) from continuing operations	210	(8)	N/M	(27)	(70.4)%
Income from discontinued operations	115	71	62.0%	11	N/M

Host Inc.:
Net income (loss) attributable to non-controlling interests	$8	$2	300%	$(1)	N/M
Net income (loss) attributable to Host Inc.	317	61	419.7%	(15)	N/M

Host L.P.:
Net income (loss) attributable to non-controlling interests	$4	$1	300%	$(1)	N/M
Net income (loss) attributable to Host L.P.	321	62	417.7%	(15)	N/M

(1)	For 2012 and 2011, respectively, includes the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”). These leases expired on December 31, 2012.
(2)	Amounts represent operating costs and expenses from our consolidated statements of operations, less corporate and other expenses and the gain on insurance settlements.
(3)	For 2013 includes an $8 million accrual related to the San Antonio Rivercenter litigation. See Legal Proceedings for further details.

N/M=Not Meaningful

Hotel Sales Overview

The following table presents revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

			% Change		% Change
	2013	2012	2012 to 2013	2011	2011 to 2012
Revenues:
Rooms	$3,317	$3,082	7.6%	$2,849	8.2%
Food and beverage	1,503	1,419	5.9%	1,336	6.2%
Other	295	287	2.8%	279	2.9%
Owned hotel revenues	5,115	4,788	6.8%	4,464	7.3%
Other revenues	51	271	(81.2)%	250	8.4%
Total revenues	$5,166	$5,059	2.1%	$4,714	7.3%

2013 Compared to 2012. During 2013, total revenues increased $107 million, primarily due to increased rooms and food and beverage (“F&B”) revenues. The 2012 amounts include $232 million for hotels leased from Hospitality Properties Trust (“HPT”).  These leases were terminated on December 31, 2012.  For 2013, our owned hotel revenues, which exclude the HPT leases, increased $327 million. Our 2013 revenues benefited from the results of the Grand Hyatt Washington, acquired in July 2012 and the Hyatt Place Waikiki Beach, acquired in May 2013 (collectively, our “Recent Acquisitions”), which contributed an incremental $72 million of revenues. Revenues and expenses for eight properties sold in 2013 or 2012 have been reclassified to discontinued operations and, accordingly, are excluded from the revenues and expenses discussed in this section.

Rooms. Rooms revenues increased $235 million in 2013. The improvement in rooms revenues reflects a 5.6% increase in RevPAR at our comparable hotels, as well as RevPAR improvements for recently renovated properties that are not included in our comparable results. In addition, rooms revenues for 2013 increased $51 million due to incremental revenues from our Recent Acquisitions.

Food and beverage. F&B revenues increased $84 million in 2013.  For our comparable hotels, F&B revenues increased 4.0% for 2013, driven by a positive mix shift to banquet, audio visual revenues and outlet revenue growth.  For 2013, the increase in F&B revenues due to our Recent Acquisitions was approximately $20 million.

Other revenues from owned hotels. During 2013, other revenues from owned hotels increased $8 million due to increases in attrition and cancellation fees and garage revenue. The increase in other revenues from owned hotels due to our Recent Acquisitions was approximately $2 million for 2013.

Other revenues. Other revenues decreased $220 million in 2013. Excluding the effects of the terminated HPT leases, other revenues increased $12 million, or 30.8%, primarily due to lease revenue at the New York Marriott Marquis as a result of the new retail lease with Vornado.

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: geographic market, property type (i.e. urban, suburban, resort/conference or airport), and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Geographic Market.

The following table sets forth performance information for our comparable hotels by geographic market as of December 31, 2013 and 2012:

Comparable Hotels by Market in Constant US$(1)

	As of December 31, 2013		Year ended December 31, 2013			Year ended December 31, 2012 (2)
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	6	3,672	$193.69	77.6%	$150.25	$189.22	74.0%	$140.11	7.2%
New York	8	6,450	278.42	86.6	241.20	272.52	83.5	227.64	6.0
Philadelphia	3	2,191	185.36	75.2	139.37	180.98	74.7	135.24	3.1
Washington, D.C.	11	5,119	197.26	74.4	146.68	197.96	73.4	145.21	1.0
Atlanta	5	1,939	171.38	73.6	126.11	165.63	69.5	115.06	9.6
Florida	7	3,230	196.43	75.3	147.99	186.39	74.0	137.95	7.3
Chicago	6	2,387	191.06	75.1	143.52	184.03	75.5	138.94	3.3
Denver	3	1,363	144.17	63.9	92.18	138.62	63.6	88.13	4.6
Houston	4	1,706	181.26	76.6	138.75	157.53	76.5	120.51	15.1
Phoenix	4	1,522	188.53	68.2	128.65	180.15	66.9	120.47	6.8
Seattle	3	1,774	168.60	78.1	131.71	158.04	75.1	118.73	10.9
San Francisco	5	3,701	199.66	80.3	160.41	180.22	80.8	145.55	10.2
Los Angeles	8	3,228	162.93	81.7	133.11	152.29	81.1	123.49	7.8
San Diego	5	4,691	186.14	78.2	145.59	182.78	76.4	139.69	4.2
Hawaii	2	1,256	353.41	82.0	289.89	332.04	83.3	276.47	4.9
Other	12	7,532	155.82	66.8	104.05	146.87	68.0	99.90	4.2
Domestic	92	51,761	199.44	76.3	152.13	191.00	75.2	143.62	5.9

Asia-Pacific	6	1,223	$156.30	82.3%	$128.59	$149.15	79.8%	$118.96	8.1%
Canada	3	1,219	183.53	68.9	126.43	174.08	68.2	118.70	6.5
Latin America	4	1,075	238.71	65.6	156.52	224.15	71.2	159.49	(1.9)
International	13	3,517	187.71	72.6	136.31	179.22	73.2	131.15	3.9
All Markets - Constant US$	105	55,278	198.72	76.0	151.12	190.26	75.1	142.82	5.8

Comparable Hotels in Nominal US$
	As of December 31, 2013		Year ended December 31, 2013			Year ended December 31, 2012 (2)
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	6	1,223	$156.30	82.3%	$128.59	$154.17	79.8%	$122.96	4.6%
Canada	3	1,219	183.53	68.9	126.43	179.47	68.2	122.37	3.3
Latin America	4	1,075	238.71	65.6	156.52	232.18	71.2	165.21	(5.3)
International	13	3,517	187.71	72.6	136.31	185.24	73.2	135.56	0.6
Domestic	92	51,761	199.44	76.3	152.13	191.00	75.2	143.62	5.9
All Markets - Nominal US$	105	55,278	198.72	76.0	151.12	190.64	75.1	143.10	5.6

(1)	For a discussion of our markets and constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”
(2)	The 2012 results include one additional day of operations in February compared to 2013 due to the leap year in 2012.

For 2013, our top performing markets were Houston, Seattle and San Francisco with RevPAR increases of 15.1%, 10.9% and 10.2%, respectively. The increase in our Houston market primarily resulted from higher average room rates as these hotels shifted from lower-rated group and transient business to higher-rated segments as well as aggressive pricing increases in group for both retail and special corporate business. The increase in our Seattle market reflects a 6.7% increase in average room rate and a 3.0 percentage point increase in average occupancy driven by higher-rated group and transient demand. RevPAR growth in our San Francisco market was driven entirely by rate improvements from an improved business mix. Occupancy declined slightly during the year, but still remained at over 80% as strong transient and group demand throughout the city have translated to RevPAR gains at our properties.

RevPAR for our Atlanta hotels increased 9.6% for 2013, reflecting a strong citywide and special event calendar during the year that drove group and transient demand.

For 2013, our Los Angeles market RevPAR increased 7.8% primarily due to improved average room rates as a result of increased transient business driven by a mix shift to higher-rated segments and increased corporate group business.

For 2013, our Florida hotels increased RevPAR 7.3% as a result of a 5.4% increase in average room rate and 1.3 percentage point increase in average occupancy driven by strong leisure demand.

Our Boston market RevPAR increased 7.2% as a result of a 3.5 percentage point increase in average occupancy and a 2.4% increase in average room rate due to strong group performance and transient business due in part to Major League Baseball’s Playoff and World Series events and the favorable 2012 comparisons related to hurricane Sandy.

Our New York hotels increased RevPAR 6.0% as a result of a 3.1 percentage point increase in average occupancy and a 2.2% increase in average room rate. In 2012, RevPAR growth was negatively affected by hurricane Sandy in the fourth quarter and renovation disruption at several of our New York hotels. In 2013, RevPAR results have been tempered by supply growth in this market.

For 2013, our Washington D.C. market RevPAR increased only 1.0% due to a 1.0 percentage point increase in average occupancy resulting from transient room nights. For 2013, the sequestration and U.S. Federal Government shutdown negatively impacted this market by lowering demand for government and related industry business.

Internationally, RevPAR in our Asia/Pacific and Canadian markets increased 8.1% and 6.5%, respectively, on a constant US$ basis.  For 2013, the increase at our Asia/Pacific hotels resulted from a 4.8% increase in average room rate and a 2.5 percentage point increase in average occupancy, driven by transient demand and the results of renovations completed in 2012. The improvement in RevPAR at our Canadian hotels was primarily driven by an increase in average room rate. RevPAR at our Latin American properties decreased 1.9% on a constant US$ basis, largely due to a decrease in occupancy. The nominal RevPAR results of our international properties were negatively affected by the relative strength of the US Dollar during 2013.

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2013 and 2012:

Comparable Hotels by Type in Nominal US$

	As of December 31, 2013		Year ended December 31, 2013			Year ended December 31, 2012 (1)
Property type (2)	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	54	34,183	$212.05	77.8%	$164.95	$205.15	76.4%	$156.81	5.2%
Suburban	28	10,021	163.16	70.7	115.40	152.34	70.7	107.74	7.1
Resort/Conference	12	5,906	239.60	71.5	171.32	228.57	70.3	160.61	6.7
Airport	11	5,168	132.13	80.0	105.74	126.34	79.9	100.91	4.8
All Types	105	55,278	198.72	76.0	151.12	190.64	75.1	143.10	5.6

(1)	The 2012 results include one additional day of operations due to the leap year.
(2)	For a discussion of our property types, see “—Comparable Hotel Operating Statistics.”

For 2013, our suburban properties led the portfolio with a 7.1% increase in RevPAR, as stable average occupancy levels at these properties have allowed operators to increase average daily room rates. We believe strong demand that has led to high average occupancy and increasing rates in adjacent urban markets has contributed to an increase in demand at our suburban properties.  For 2013, our resort/conference hotels experienced RevPAR growth of 6.7%, driven by a 4.8% increase in average room rate and a 1.2 percentage point increase in average occupancy due to higher demand.  Our urban properties experienced a RevPAR growth of 5.2% for 2013, as results were mixed throughout these markets. Strength in several of our west coast markets, as well as our Houston and Atlanta markets were partially offset by weakness in our Washington D.C. and Philadelphia markets.

Hotel Sales by Business Mix.

 The majority of our customers fall into three broad categories:  transient, group and contract business. The information below is derived from business mix results from 102 comparable hotels for which 2013 and 2012 business mix information is available. In 2013, overall revenue growth was due mainly to transient revenues improving 7.5% compared to the prior year, consisting of a 4.0% average room rate increase coupled with a 3.4% growth in transient room nights sold. The transient average room rate increase resulted from a combination of segment price increases and an increasingly favorable business mix.  Higher-rated retail and non-qualified discount transient room nights increased 9.1% for the year, while lower-rated special corporate, government and discount segments decreased 0.9%. During 2013, group revenues increased 2.6% when compared to 2012, reflecting an increase in average room rate of 2.8%, while group room nights sold declined 0.2%. Corporate and association group revenues increased 9.9% and 2.6%, respectively, while discount group revenue decreased 8.4%.

2012 Compared to 2011. During 2012, total revenue increased $345 million, or 7.3%, primarily as a result of growth in room revenues, reflecting an increase in RevPAR, and growth in F&B revenues. In addition, revenues benefited from the acquisition of one hotel in July 2012 and a full year of operations for 10 hotels acquired in 2011. Revenues for properties sold in 2012 or 2011 have been reclassified to discontinued operations.

Rooms. Room revenues increased $233 million, or 8.2%, to $3,082 million in 2012 due to strong growth in room rates coupled with a growth in average occupancy. Comparable hotel RevPAR improved 6.4% as a result of a 3.6% increase in average room rate and a 200 basis point increase in average occupancy, which is discussed in more detail below. In addition, room revenue for 2012 increased $67 million due to incremental revenues from recently acquired hotels.

Food and beverage. F&B revenues increased $83 million, or 6.2%, to $1,419 million in 2012, primarily resulting from an increase in comparable F&B revenue of 3.9%. The increase in comparable F&B revenue was driven by improvements in banquet and audio visual revenues during the first half of the year, while outlet revenue improved in the second half of the year, as new and recently renovated restaurants performed well. In addition, F&B revenues for 2012 increased $31 million due to incremental revenues from recently acquired hotels.

Other revenues from owned hotels. During 2012, other revenues from owned hotels increased $8 million, or 2.9%, to $287 million. The improvement primarily resulted from an increase in operating departments such as garage, spa and golf, partially offset by a decrease in gift shop revenue, as well as $2 million in incremental revenues from recently acquired hotels.

Other revenues. Other revenues increased $21 million, or 8.4%, to $271 million in 2012. The improvement was due to $5 million in retail lease revenue at the New York Marriott Marquis as a result of the new lease agreement with Vornado Realty Trust, as well as an increase of $12 million in revenues for hotels we leased from HPT.

Comparable Hotel Sales by Geographic Market.

The following table sets forth performance information for our comparable hotels by geographic market as of December 31, 2012 and 2011:

Comparable Hotels by Market in Constant US$(1)

	As of December 31, 2012		Year ended December 31, 2012 (2)			Year ended December 31, 2011
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	6	3,672	$189.22	74.0%	$140.11	$174.35	72.4%	$126.19	11.0%
New York	8	6,447	272.52	83.5	227.64	264.83	82.5	218.40	4.2
Philadelphia	3	2,191	180.98	74.7	135.24	179.62	66.1	118.77	13.9
Washington, D.C.	11	5,117	197.96	73.4	145.21	198.51	75.1	149.02	(2.6)
Atlanta	7	3,846	160.57	68.1	109.38	157.31	65.0	102.32	6.9
Florida	8	3,680	210.85	73.7	155.35	196.88	71.7	141.11	10.1
Chicago	6	2,387	184.03	75.5	138.94	176.27	72.6	127.91	8.6
Denver	3	1,363	138.62	63.6	88.13	136.60	61.8	84.38	4.4
Houston	4	1,706	157.53	76.5	120.51	153.34	71.1	109.08	10.5
Phoenix	4	1,522	180.15	66.9	120.47	175.21	67.8	118.83	1.4
Seattle	3	1,774	158.04	75.1	118.73	151.89	73.1	111.06	6.9
San Francisco	6	4,036	194.58	80.6	156.77	180.83	78.4	141.86	10.5
Los Angeles	8	3,228	152.29	81.1	123.49	144.64	77.9	112.70	9.6
San Diego	3	1,703	145.49	78.8	114.60	144.90	76.9	111.41	2.9
Hawaii	2	1,256	332.04	83.3	276.47	318.87	78.7	251.06	10.1
Other	14	8,582	144.02	67.8	97.61	140.66	66.5	93.56	4.3
Domestic	96	52,510	190.60	74.7	142.37	184.10	72.8	133.95	6.3

Canada	3	1,219	$179.47	68.2%	$122.37	$174.73	67.5%	$117.97	3.7%
Latin America	4	1,075	232.18	71.2	165.21	199.18	67.8	135.10	22.3
International	7	2,294	204.73	69.6	142.45	186.23	67.7	126.00	13.0
All Markets - Constant US$	103	54,804	191.15	74.5	142.37	184.19	72.5	133.62	6.6

Comparable Hotels in Nominal US$
	As of December 31, 2012		Year ended December 31, 2012 (2)			Year ended December 31, 2011
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Canada	3	1,219	$179.47	68.2%	$122.37	$177.23	67.5%	$119.66	2.3%
Latin America	4	1,075	232.18	71.2	165.21	214.79	67.8	145.69	13.4
International	7	2,294	204.73	69.6	142.45	194.90	67.7	131.87	8.0
Domestic	96	52,510	190.60	74.7	142.37	184.10	72.8	133.95	6.3
All Markets - Nominal US$	103	54,804	191.15	74.5	142.37	184.52	72.5	133.86	6.4

(1)	For a discussion of our markets and constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”
(2)	The 2012 results include one additional day of operations due to the leap year.

During 2012, several markets experienced double digit RevPAR growth.  For our domestic properties, our Philadelphia market led the portfolio with a RevPAR increase of 13.9% as the properties benefited from the completion of recent renovations.  The renovations were on-going in 2011, which contributed to the year-over-year RevPAR improvements.  That market was followed by our Boston market, with a RevPAR increase of 11.0%, due to strong group demand, which resulted in an increase in average room rate of 8.5% and average occupancy of 1.7 percentage points.

The Florida market had an increase in RevPAR of 10.1% due to a strong performance at our resort properties, which benefited from the completion of several renovations, leading to improvements in average room rates of 7.1% and average occupancy of 2.0 percentage points.

RevPAR at our San Francisco and Los Angeles hotels grew 10.5% and 9.6%, respectively.  The growth in our San Francisco hotels resulted from an increase in average room rates of 7.6% and average occupancy of 2.1 percentage points while average room rates and occupancy increased 5.3% and 3.2 percentage points, respectively, at our San Francisco hotels.

Our Chicago market had an increase in RevPAR of 8.6%, as a result of strong improvements in both group and transient demand. The Atlanta market had an increase in RevPAR of 6.9%, resulting from strong transient demand, which led to an increase in average room rates of 2.1% and average occupancy of 3.1 percentage points.

Lower levels of demand in our New York market resulted in a RevPAR increase of only 4.2% due to cancellations related to Hurricane Sandy, including the closure of three hotels, one of which was closed for 15 days. RevPAR in our Washington D.C. market declined by 2.6% during the year, as average room rate decreased slightly and average occupancy decreased 1.7 percentage points.  The decline was due to weak transient business, as well as cancellations related to Hurricane Sandy and renovations at three of the hotels.

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2012 and 2011:

Comparable Hotels by Type in Nominal US$

	As of December 31, 2012		Year ended December 31, 2012 (1)			Year ended December 31, 2011
Property type (2)	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	33,232	$203.62	75.9%	$154.54	$197.61	74.0%	$146.30	5.6%
Suburban	27	10,321	151.84	69.9	106.08	146.16	68.1	99.59	6.5
Resort/Conference	12	6,083	246.69	70.0	172.76	234.20	67.9	159.09	8.6
Airport	11	5,168	126.34	79.9	100.91	119.95	77.2	92.62	9.0
All Types	103	54,804	191.15	74.5	142.37	184.52	72.5	133.86	6.4

(1)	The 2012 results include one additional day of operations due to the leap year.
(2)	For a discussion of our property types, see “—Comparable Hotel Operating Statistics.”

During 2012, comparable hotel RevPAR increased across all of our hotel property types. Our Airport properties led the portfolio with a 9.0% increase for the year, driven by an improvement in average room rates of 5.3%, as well as strength at our San Francisco, Chicago, Houston and Tampa airport hotels. Our resort/conference hotels also experienced a significant RevPAR increase of 8.6%, led by our Florida and Hawaii properties. Our urban hotels slightly underperformed the portfolio due to renovation activity during the year and the effects of Hurricane Sandy in the fourth quarter.

Hotel Sales by Business Mix.

The information below is derived from business mix data for 103 of our hotels for which 2012 and 2011 business mix information is available. In 2012, overall transient revenues increased 5.9% when compared to 2011, reflecting a 4.2% improvement in average room rate and a 1.6% increase in room nights. During 2012, group revenues increased approximately 6.4% when compared to 2011, reflecting a 2.3% increase in average room rate and a 4.1% increase in room nights. The improvement was due to strong performance in both association and corporate business.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

			% Change		% Change
	2013	2012	2012 to 2013	2011	2011 to 2012
Expenses:
Rooms	$894	$836	6.9%	$780	7.2%
Food and beverage	1,095	1,049	4.4	993	5.6
Other departmental and support expenses	1,249	1,219	2.5	1,179	3.4
Management fees	222	199	11.6	181	9.9
Other property-level expenses	376	576	(34.7)	554	4.0
Depreciation and amortization	697	722	(3.5)	609	18.6
Total property-level operating expenses	$4,533	$4,601	(1.5)%	$4,296	7.1%

2013 compared to 2012 and 2012 compared to 2011. Our operating costs and expenses, which consist of both fixed and variable components, are affected by a number of factors. As previously discussed, room expense is affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense correlates closely with food and beverage revenues, and is affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for both room expense and food and beverage expense is related to wages and employee benefits, which comprise approximately 55% of these expenses in any year. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. The overall increases in operating expenses in 2013 and 2012 are consistent with higher overall revenues at our properties.  The year-over-year increases also reflect the incremental expenses from our recently acquired properties.  For 2013, the recently acquired properties include the Hyatt Place Waikiki Beach that was purchased in May 2013 and six months of incremental operations for the Grand Hyatt Washington.  For 2012, the recently acquired properties include the Grand Hyatt Washington that was purchased in July 2012 and a full year of operations for 10 hotels acquired in 2011.  Property-level operating expenses for hotels sold during the periods presented have been reclassified as discontinued operations.

Rooms. Room expenses increased $58 million during 2013, reflecting an increase of 5.1% at our comparable hotels primarily driven by higher travel agent commissions and wages and benefit expenses. Additionally, rooms expenses increased $12 million for 2013 due to incremental expenses from our Recent Acquisitions.

The increase in room expenses for 2012 reflects an increase of 5.5% at our comparable hotels as a result of higher average occupancy, as well as higher wage rates and benefits. Rooms expenses for 2012 increased an incremental $19 million as a result of acquired hotels.

Food and beverage. F&B expenses increased $46 million during 2013. Comparable F&B expenses increased just 2.7%, as much of the revenue improvement was driven by increases in banquet and audio visual revenues, which have higher overall operating margins than outlet revenue. As a percentage of revenues, F&B expenses decreased 100 basis points for our comparable hotels during 2013. F&B expenses also increased an incremental $13 million due to our Recent Acquisitions.

The increase in F&B expenses for 2012 was a result of a 3.6% increase at our comparable hotels, reflecting higher wages and benefits, partially offset by a slight improvement in productivity. F&B expenses for 2012 also increased an incremental $21 million as a result of acquired hotels.

Other departmental and support expenses. Other departmental and support expenses increased $30 million in 2013, primarily due to increases in loyalty program rewards, wages and benefits, and credit card expenses.  Other departmental and support expenses for 2013 also included an incremental $13 million from our Recent Acquisitions.  For 2012 the increase in these expenses was driven primarily by higher sales and marketing expenses, which are variable and dependent upon revenues, such as loyalty rewards expense and national sales allocations. These increases partially were offset by lower centralized accounting charges and lower utility rates and consumption. For 2012, acquired hotels also increased other departmental and support expenses by an incremental $24 million.

Management fees. Management fees, which generally are calculated as a percentage of revenues and operating profit, increased 11.6% to $222 million for 2013. Base management fees, which are calculated as a percentage of total revenues, increased $11 million in 2013. Incentive management fees, which are calculated based on operating profit after our preferred return, increased $18 million for the year. Management fees increased $5 million for 2013 due to incremental expenses from our Recent Acquisitions. For 2012, base management fees increased 6.7% to $158 million and incentive management fees increased 29.6% to $48 million. Our management fees increased an incremental $4 million in 2012 as a result of acquired hotels.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance.  Other property-level expenses decreased $200 million, or 34.7%, due to the expiration of the HPT leases on December 31, 2012. Excluding the effects of the HPT leases, other property-level expenses increased $34 million, or 10%, in 2013 due to an increase in real estate taxes, as well as $5 million due to incremental expenses from our Recent Acquisitions. For 2012, expenses increased $22 million, or 4.0%, due mainly to increases in property taxes and expenses related to hotels leased from HPT, as well as the inclusion of expenses from recently acquired hotels.

Depreciation and amortization. Depreciation and amortization expense decreased $25 million, or 3.5%, to $697 million in 2013. The decrease is due to a decline in non-cash impairment expenses of $59 million, partially offset by an increase due to Recent Acquisitions and capital expenditures. For 2012, depreciation and amortization expense increased $113 million, or 18.6% to $722 million, which includes a $60 million non-cash impairment charge related to The Westin Mission Hills Resort & Spa. The increase in 2012 also reflects the inclusion of depreciation expense for newly acquired properties and recent capital expenditures.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses primarily consist of wages and benefits, employee stock-based compensation expense, travel, corporate insurance, legal fees, acquisition-related costs, audit fees, building rent and systems costs. Corporate expenses increased approximately $14 million, or 13.1% in 2013, due to higher compensation expenses and legal costs, including litigation accruals of $13 million, which partially were offset by lower acquisition costs.

Corporate expenses decreased approximately $4 million, or 3.6%, in 2012.  Corporate expenses in 2011 include a charge of $15 million related to a forfeited acquisition deposit. During 2012, non-recurrence of this expense was partially offset by increases in acquisition and compensation expenses.

Gain on insurance settlements. We recorded gains of $9 million and $2 million in 2012 and 2011, respectively, related to the receipt of business interruption insurance proceeds for two properties in Christchurch, New Zealand, both of which were affected by an earthquake in February 2011. In 2012, we also recorded a gain of $2 million related to property insurance for two hotels in Chile, both of which were affected by an earthquake in February 2010. For further information on our insurance settlements, see Note 13 to our Consolidated Financial Settlements – Gain on Insurance Settlements.

Interest income. Interest income in 2013 decreased approximately $19 million due to the 2012 maturity of the mortgage loan investment associated with the portfolio of five hotels acquired by the Euro JV in November 2012. For 2012 and 2011, interest income primarily was attributable to amounts earned on this mortgage of $20 million and $17 million, respectively.

Interest expense. Interest expense decreased $69 million, or 18.5%, in 2013 due to the repayment or refinancing of debt that resulted in a decrease in our weighted average interest rates and overall debt balance. Total debt extinguishment costs increased $6 million in 2013. Interest expense increased $2 million, or 0.5%, in 2012. The increase is due primarily to a $21 million increase in debt extinguishment costs, which was partially offset by a lower weighted average interest rate and overall debt balances. In addition, savings from our fixed-to-floating interest rate swap reduced interest expense by $7 million in 2013 and $6 million for each of 2012 and 2011. The following table presents interest expense (in millions):

	Year ended December 31, (1)
	2013		2012	2011
Cash interest expense(1)		$239	$308	$318
Cash incremental interest expense (1)(2)		4	5	1
Non-cash interest expense		25	30	43
Cash debt extinguishment costs(1)		23	21	5
Non-cash debt extinguishment costs		13	9	4
Total interest expense		$304	$373	$371

(1)

Total cash interest expense paid was $282 million, $338 million and $320 million in 2013, 2012 and 2011, respectively, which includes an increase (decrease) due to the change in accrued interest of $16 million, $4 million and $(4) million for 2013, 2012 and 2011, respectively.

(2)	Incremental interest expense reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Net gains on property transactions and other. Net gains on property transactions increased $20 million in 2013 due to the $21 million gain on the sale of land adjacent to our Newport Beach Marriott Hotel & Spa and a deferred $11 million gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for the highway expansion at the Atlanta Marriott Perimeter Center.  The increase in 2012 was due to the $8 million gain related to the sale of land to the Maui JV, compared to a $2 million gain recorded in 2011 for the transfer of the Le Méridien Piccadilly to the Euro JV.

Benefit (provision) for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit.  The decrease in the tax provision in 2013 reflects a decrease in taxable income at the TRS due to an increase in rent expense in excess of the increase in operating profit from the hotels and a reduction of certain foreign taxes, while the increase in 2012 reflects year-over-year improvements in property operations recognized by our TRS, as well as increases in certain foreign taxes.

Income (loss) from discontinued operations. Discontinued operations consist of five hotels disposed of in 2013, three hotels disposed of in 2012 and one hotel disposed of in 2011 and represents the results of operations and the gains or losses on the disposition of these hotels during the indicated periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	Year ended December 31,
	2013	2012	2011
Revenues	$104	$264	$288
Income before taxes	22	24	11
Gain on disposals, net of tax	97	48	—

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt and the issuance of OP units. Host Inc.’s only significant asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of liquidity and capital resources as the discussion applies both to Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. As operations have improved, we have maintained our focus on strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the repayment and refinancing of senior notes and mortgage debt in order to extend maturity dates and lower interest rates.

We have structured our debt profile to maintain a balanced maturity schedule and minimize the number of assets that are encumbered by mortgage debt. We have access to multiple types of financing as approximately 83% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties. During 2013, our senior notes were rated investment grade by both Moody’s and Standard & Poor’s and we subsequently issued $400 million of senior notes at 3¾%. In 2013, we repaid $800 million of senior notes and $277 million of mortgage debt and refinanced $150 million of mortgage debt. Additionally, only 10 of our consolidated hotels, which represented just 3% of our 2013 revenues, will be encumbered by mortgage debt subsequent to the repayment of a mortgage loan on March 1, 2014.

We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs. The table below details our significant cash flows for the three years ended December 31 (in millions):

	2013	2012	2011
Cash and cash equivalents, beginning of year	$417	$826	$1,113
Increase (decrease) in cash and cash equivalents	444	(409)	(287)
Cash and cash equivalents, end of year	$861	$417	$826
Operating activities
Cash provided by operating activities	$1,019	$781	$662
Investing activities
Acquisitions and investments	(259)	(579)	(1,096)
Dispositions and return of capital from investments	643	296	47
Capital expenditures	(436)	(638)	(542)
Financing activities
Issuances of senior notes	400	800	796
Issuances of mortgage debt	150	100	159
Issuance of credit facility term loan	—	500	—
Net draws (repayments) on credit facility revolver	186	142	63
Repurchase of senior notes, including exchangeable debentures	(801)	(1,795)	(404)
Mortgage debt prepayments and scheduled maturities	(411)	(113)	(210)
Host Inc.:
Common stock issuance	303	274	323
Dividends on common stock	(313)	(187)	(70)
Host L.P.:
Common OP unit issuance	303	274	323
Distributions on common OP units	(317)	(190)	(71)

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, as well as dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to make cash distributions are provided by Host L.P. Our primary sources of cash are cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances.

The following graph summarizes our aggregate debt maturities as of February 14, 2014:

(1)	The debt maturing in 2015 assumes the exercise of a put option by the holders of our exchangeable senior debentures.

Capital Resources. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. During 2012 and 2013, we decreased our near-term debt maturities, expanded our borrowing capacity under our credit facility through a term loan and maintained compliance with our senior note and credit facility covenants.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the New York Stock Exchange under any future “at the market” offering program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue debentures exchangeable for shares of Host Inc. common stock or senior notes. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In October 2013, Host Inc.’s Board of Directors authorized repurchases of up to $680 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms), of which $530 million remains available under this authority. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

We continue actively to explore potential acquisitions and anticipate that any such future acquisitions will be funded primarily by proceeds from sales of properties, but also potentially from equity offerings of Host Inc., or by issuances of OP units by Host L.P., the incurrence of debt, available cash or advances under our credit facility. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase. We may acquire additional properties through various structures, including transactions involving single assets, portfolios, joint ventures and acquisitions of the securities or assets of other REITs.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligation to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the $779 million available under our credit facility is mitigated, as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2013, the exposure risk related to our derivative contracts totaled $4 million and the counterparties were investment grade financial institutions.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances and proceeds from asset sales. Uses of cash during the year consisted of acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments and repurchases and distributions to equity holders. We anticipate that our sources and uses of cash will be similar during 2014.

Cash Provided by Operations. Our cash provided by operations for 2013 increased $238 million to $1,019 million compared to 2012, primarily due to improved operations at our hotels and a decrease in cash interest payments.

Cash Used in Investing Activities. Approximately $75 million of cash was used in investing activities during 2013 compared to $886 million in 2012. In addition to the acquisition, investment and disposition activity detailed in the charts below, we spent approximately $436 million on capital expenditures, a decrease of $202 million from 2012. Our renewal and replacement capital expenditures for 2013 were approximately $303 million, which reflects a decrease of approximately 17% from 2012 levels. Our renewal and replacement capital expenditures generally are funded by the furniture, fixture and equipment funds established at certain of our hotels (typically 5% of property revenues) and by our available cash. We also spent approximately $133 million in 2013 on ROI/redevelopment projects and acquisition capital expenditures, which reflects a decrease of approximately 51% compared to 2012 levels. Additionally, we have capitalized certain internal costs and interest expense associated with our capital expenditure projects in accordance with GAAP. These capitalized costs were $11 million, $11 million and $9 million for 2013, 2012 and 2011, respectively. Capital expenditures have totaled approximately $2.3 billion over the past five years and, as a result, we believe that our properties are in a strong competitive position relative to their market competitors.

The following tables summarize significant investment activities and dispositions that have been completed as of February 14, 2014 (in millions):

Transaction Date		Description of Transaction	Cash Paid	Investment Price
Acquisitions/Investments
January	2014	Acquisition of The Powell Hotel	$(75)	$(75)
December	2013	Acquisition of land at the Times Square Marriott Marquis(1)	(20)	(45)
January - December	2013	Development costs for two hotels in Rio de Janeiro	(19)	(19)
May - August	2013	Investment in Euro JV	(67)	(67)
May	2013	Acquisition of Hyatt Place Waikiki Beach	(139)	(139)
November	2012	Investment in Euro JV – acquisition of portfolio of five hotels	(90)	(90)
November	2012	Investment in Maui JV (2)	—	(32)
July	2012	Investment in Euro JV – acquisition of Le Méridien Grand Hotel Nuremberg	(13)	(13)
July	2012	Acquisition of Grand Hyatt Washington (3)	(417)	(417)
June-July	2012	Acquisition of land and development costs for two hotels in Rio de Janeiro	(26)	(26)
May – December	2012	Investment in the Hyatt Place, Nashville joint venture	(5)	(5)
March	2012	Investment in the Asia/Pacific joint venture – Citigate Perth acquisition	(11)	(11)
		Total acquisitions/investments	$(882)	$(939)

(1)	Investment price includes $25 million of consideration paid in prior years.
(2)	Includes $24 million for the fair value of the land transferred to the Maui JV as well as our portion of the pre-formation expenditures of $8 million.
(3)

This hotel was purchased for a price of $400 million, plus approximately $9 million for the settlement of a derivative liability and for other related assets and the acquisition of the FF&E replacement fund for $6 million and $2 million of working capital.

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
February	2014	Disposition of Courtyard Nashua	$9	$10
January	2014	Sale of 89% interest in the Philadelphia Marriott Downtown(2)	290	270
December	2013	Disposition of Dallas/Addison Marriott Quorum by the Galleria	53	56
November	2013	Disposition of Four Seasons Hotel Atlanta	62	63
November	2013	Disposition of Portland Marriott Downtown Waterfront	83	87
June	2013	Disposition of The Ritz-Carlton, San Francisco	146	161
April	2013	Sale of land adjacent to Newport Beach Marriott Hotel & Spa	24	24
January	2013	Disposition of Atlanta Marriott Marquis	276	293
December	2012	Deferred proceeds related to sale of the Hospitality Trust Properties (“HPT”) properties	51	51
November	2012	Proceeds from repayment of a mortgage loan held on the portfolio of hotels acquired by the Euro JV	80	80
November	2012	Proceeds from transfer of land to Maui JV	12	12
November	2012	Disposition of Toronto Airport Marriott	30	32
August	2012	Disposition of Hartford Marriott Rocky Hill	5	7
March	2012	Disposition of San Francisco Airport Marriott	108	113
		Total dispositions	$1,229	$1,259

(1)	Proceeds are net of FF&E replacement funds paid by the purchasers and retained at the hotels and other sales costs.
(2)

Sales price represents the 89% interest in the hotel that was sold. Net proceeds also include our 11% portion of the proceeds received from the $230 million mortgage loan issued by the partnership at closing.

Cash Provided by/Used in Financing Activities. Net cash used in financing activities was $493 million for 2013, as compared to $305 million in 2012. During 2013, cash used consisted of debt repayments or repurchases and dividend payments of approximately $1.7 billion, while we received proceeds of approximately $1.2 billion through the issuance of debt and equity securities.

The following table summarizes significant debt issuances, net of deferred financing costs, that have been completed as of February 14, 2014 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
February-December	2013	Net draw on revolver portion of credit facility	$186
December	2013	Issuance of mortgage debt on the Harbor Beach Marriott Resort & Spa	150
March	2013	Proceeds from the issuance of $400 million 3 3⁄4% Series D senior notes	396
February – December	2012	Net draw on credit facility	142
August	2012	Proceeds from the issuance of $450 million 4 3⁄4% Series C senior notes	443
July	2012	Borrowing of $500 million Term Loan	498
June	2012	Proceeds from the issuance of a mortgage loan secured by the Hyatt Regency Reston	98
March	2012	Proceeds from the issuance of $350 million 5 1⁄4% Series B senior notes	344
		Total issuances	$2,257

The following table presents significant debt repayments, including prepayment premiums, that have been completed as of February 14, 2014 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Cash Repayments
February	2014	Redemption of $150 million of 6 3⁄4% Series Q senior notes	$(152)
January	2014	Repayment on revolver portion of credit facility	(225)
December	2013	Repayment of mortgage loan on The Westin Denver Downtown	(31)
December	2013	Repayment of mortgage loan on the Harbor Beach Marriott Resort & Spa	(134)
September	2013	Redemption of $200 million of 6 3⁄4% Series Q senior notes	(202)
June	2013	Redemption of $200 million of 6 3⁄4% Series Q senior notes	(202)
May	2013	Repayment of mortgage loan on the Orlando World Center Marriott	(246)
May	2013	Redemption of $400 million of 9% Series T senior notes	(418)
December	2012	Redemption of $100 million of 6 3⁄4% Series Q senior notes	(102)
October	2012	Redemption of the remaining 2007 Debentures	(2)
September	2012	Redemption of $150 million of 6 3⁄4% Series Q senior notes	(153)
August-September	2012	Redemption of $650 million of 6 3⁄8% Series O senior notes	(657)
May	2012	Repayment of 10% senior notes due May 2012	(7)
April	2012	Redemption of 2007 Debentures	(386)
April-May	2012	Redemption of $500 million of 6 7⁄8% Series S senior notes	(508)
April	2012	Repayment of 7.5% mortgage loan secured by JW Marriott, Washington, D.C.	(113)
2012/2013		Principal amortization	(4)
		Total cash repayments	$(3,542)

Non-cash Debt Transaction
March	2013	Exchange of a portion of the 2004 Debentures for Host Inc. common stock (1)	$(174)

(1)	In connection with the exchange, Host L.P. issued approximately 11.5 million common OP units to Host Inc.

Equity/Capital Transactions. In 2013, Host Inc. issued 16.9 million shares of common stock, at an average price of $17.78 per share, for proceeds of approximately $297 million, net of commissions of approximately $3 million. These issuances were made in

“at-the-market” offerings pursuant to sales agency financing agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. The net proceeds were used to fund hotel acquisitions, development projects and a portion of our ROI/redevelopment capital expenditures. There were no “at-the-market” issuances in the fourth quarter of 2013 and there is no remaining capacity under these sales agency financing agreements. In 2012, Host Inc. issued 17.5 million shares of common stock in “at-the-market” offerings, at an average price of $15.67 per share, for proceeds of approximately $271 million, net of commissions of approximately $3 million. The net proceeds were used to fund a portion of the acquisition price of the Grand Hyatt Washington and for general corporate purposes. In exchange for the cash proceeds of the shares issued by Host Inc., Host L.P. issued OP Units to Host Inc. of 16.5 million and 17.1 million for 2013 and 2012, respectively.

The following table summarizes significant equity transactions that have been completed as of February 14, 2014 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January	2014	Dividend payment (1) (2)	$(98)
January–December	2013	Dividend payments (2)	(313)
January–September	2013	Issuance of approximately 16.9 million common shares under Host Inc.’s “at the-market” equity program (3)	297
January–December	2012	Dividend payments (2)	(187)
January–December	2012	Issuance of approximately 17 million common shares under Host Inc.’s continuous equity offering programs (3)	271
		Net proceeds from equity transactions	$(30)

Non-cash Equity Transaction
March	2013	Issuance of approximately 11.7 million common shares through the exchange of the 2004 Debentures (4)	$174

(1)	Our dividend payment for the fourth quarter of 2013 was made in January 2014, but accrued at December 31, 2013.
(2)	In connection with the dividends, Host L.P. made distributions of $99 million in 2014, $317 million in 2013 and $190 million in 2012 to its common unit holders.
(3)

In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 16.5 million and 17 million common OP units in 2013 and 2012, respectively.

(4)	In connection with the exchange, Host L.P. issued approximately 11.5 million common OP units to Host Inc.

Financial Condition

As of December 31, 2013, our total debt was approximately $4.8 billion, of which 71% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2013	2012
Series Q senior notes, with a rate of 6¾% due June 2016 (1)	$150	$550
Series T senior notes, with a rate of 9% due May 2017	—	391
Series V senior notes, with a rate of 6% due November 2020	500	500
Series X senior notes, with a rate of 5⅞% due June 2019	497	497
Series Z senior notes, with a rate of 6% due October 2021	300	300
Series B senior notes, with a rate of 5¼% due March 2022	350	350
Series C senior notes, with a rate of 4¾% due March 2023	450	450
Series D senior notes, with a rate of 3¾% due October 2023	400	—
2004 Exchangeable Senior Debentures, with a rate of 3¼% due April 2024	—	175
2009 Exchangeable Senior Debentures, with a rate of 2½% due October 2029	371	356
Total senior notes	3,018	3,569
Credit facility revolver (1)	446	263
Credit facility term loan due July 2017	500	500
Mortgage debt (non-recourse), with an average interest rate of 4.1% and 4.5% at December 31, 2013 and 2012, respectively, maturing through January 2024	709	993
Other	86	86
Total debt	$4,759	$5,411

(1)	The Series Q senior notes were redeemed in the first quarter of 2014. We also repaid $225 million of the revolver.

Aggregate debt maturities at December 31, 2013 are as follows (in millions):

	Senior notes
	and	Mortgage debt
	credit facility	and other	Total
2014	$—	$332	$332
2015 (1)	846	12	858
2016 (2)	150	258	408
2017	500	40	540
2018	—	—	—
Thereafter	2,500	150	2,650
	3,996	792	4,788
Unamortized (discounts) premiums, net	(32)	—	(32)
Fair value hedge adjustment	—	1	1
Capital lease obligations	—	2	2
	$3,964	$795	$4,759

(1)

The debt maturing in 2015 includes $400 million of our exchangeable senior debentures that are subject to a put option by holders in that year and $225 million outstanding under the credit facility that was repaid in January 2014.

(2)	Includes $150 million Series Q senior notes that were repaid in February 2014.

Senior Notes. The following summary is a description of the material provisions of the indentures governing our various senior notes issued by Host L.P., to which we refer to collectively as the senior notes indenture. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host L.P.’s unsubordinated indebtedness and senior to all subordinated obligations of Host L.P.

Pledges and Guarantees. Under the senior notes indenture, all Host L.P. subsidiaries which guarantee Host L.P. debt are required to similarly guarantee debt issuances under the indenture. Also, to the extent the equity of any subsidiaries of Host L.P. are pledged to secure borrowings under the credit facility, such collateral likewise is required to secure senior note issuances under the senior notes indenture. While the credit facility currently does not include any subsidiary guarantees or pledges of equity interests, such guarantees or pledges will be subsequently required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges would ratably benefit the credit facility, as well as the senior notes issued under the senior notes indenture and certain hedging and bank product arrangements with lenders that are parties to the credit facility. If triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would not provide guarantees or pledges of equity interests. Further, if at any time our leverage ratio falls below 6.0x for two consecutive fiscal quarters or Host L.P. has an investment grade long-term unsecured debt rating, such guarantees and pledges may be released.

Series D Senior Notes Restrictive Covenants

On March 28, 2013, we completed an underwritten public offering of $400 million aggregate principal amount of Series D senior notes bearing interest at a rate of 3.75% per year due in 2023. The Series D senior notes are not redeemable prior to 90 days before the October 15, 2023 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. The notes were issued under our existing senior notes indenture and have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends.  Because these senior notes were issued after we attained an investment grade rating while all other series of our senior notes were issued before we had attained an investment grade rating, the covenants are different than the covenants applicable to our other senior notes.

Under the terms of the Series D senior notes, Host L.P.’s ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 1.5x by Host L.P. As calculated, this ratio excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on Host L.P.’s consolidated statement of operations. In addition, the calculation is based on Host L.P.’s pro forma results for the four prior fiscal quarters, giving effect to certain transactions, such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Other covenants limiting Host L.P.’s ability to incur indebtedness include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), maintaining secured indebtedness of less than 40% of adjusted total assets and maintaining total unencumbered assets of at least 150% of the aggregate principal amount of outstanding unsecured indebtedness of Host L.P. and its subsidiaries. So long as Host L.P. maintains the required level of interest coverage and satisfies these and other conditions in the senior notes indenture, it may incur additional debt.

We are in compliance with all of the financial covenants applicable to our Series D senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of December 31, 2013:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	426%	Minimum ratio of 150%
Total indebtedness to total assets	25%	Maximum ratio of 65%
Secured indebtedness to total assets	3.6%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	5.9x	Minimum ratio of 1.5x

Prior Series of Senior Notes Restrictive Covenants

Currently, our senior notes have an investment grade rating from both Moody's and Standard & Poor's. As a result, many of the restrictive covenants contained in the senior notes indenture and the supplemental indentures for our prior series of senior notes are not applicable, as they do not apply for so long as such series of notes maintain an investment grade rating from both Moody's and Standard & Poor's. The following primary covenants continue to apply to our existing senior notes (other than our Series D senior notes):

—	restrict our ability to sell all or substantially all assets or merge with or into other companies; and
—	require us to make an offer to repurchase the existing senior notes then currently outstanding upon the occurrence of a change of control.

If our senior notes no longer are rated investment grade by either or both of Moody's and Standard & Poor's, then the following covenants and other restrictions will be reinstated for our existing senior notes (but will not apply to the Series D senior notes which have different covenants):

—

our ability to incur indebtedness and make distributions will be subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-tointerest coverage ratio of at least 2.0x. We will be able to make distributions to enable Host Inc. to pay dividends on its preferred stock, if any, under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture applicable to our existing senior notes based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value, and, during the year ended December 31, 2013, approximately $15 million of non-cash interest, which represents expense recorded as a result of the implementation in 2009 of an accounting requirement relating to our outstanding Exchangeable Senior Debentures. These amounts are included in interest expense on our consolidated statements of operations;

—

other covenants limiting our ability to incur indebtedness and make distributions would include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), excluding intangible assets, and maintaining secured indebtedness and subsidiary indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture applicable to our existing senior notes, we may make preferred or common OP unit distributions and incur additional debt, including debt incurred in connection with an acquisition. Even if we are below the coverage levels otherwise required to incur debt and make distributions when our senior notes no longer are rated investment grade, we still will be permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $400 million of mortgage debt which proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $150 million of other debt. We also will be permitted to make distributions of estimated taxable income that are necessary to maintain Host Inc.'s REIT status;

—

a requirement to maintain unencumbered assets, based on undepreciated book values, of not less than 125% of the aggregate amount of senior note debt, plus other debt not secured by mortgages. This coverage requirement must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (which consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture); and

—

our ability to make distributions on, redeem or repurchase our OP units; permit payment or distribution restrictions on certain of our subsidiaries; sell assets; enter into transactions with affiliates; and create certain liens will be restricted.

The following summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of December 31, 2013 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture:

	Actual Ratio*	Covenant Requirement

Unencumbered assets tests	434%	Minimum ratio of 125%
Total indebtedness to total assets	24.8%	Maximum ratio of 65%
Secured indebtedness to total assets	3.2%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	5.9x	Minimum ratio of 2.0x

*	Because of differences in the calculation methodology between our Series D senior notes and our other senior notes, our actual ratios as reported can be slightly different.

Exchangeable Debentures. As of December 31, 2013, we have $400 million of 2½% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). On March 28, 2013, we converted $174 million of 3¼% debentures that were issued on March 16, 2004 into 11.7 million shares of Host Inc. common stock and redeemed the remaining $1 million for cash. The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain other subsequent dates. Holders of the 2009 Debentures also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 130% of the exchange price per share for at least 20 of the last 30 consecutive trading days of the calendar quarter or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or part, of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price equal to 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the 2009 Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. As of December 31, 2013, the closing price of Host Inc.’s common stock exceeded 130% of the exchange price for more than 20 of 30 consecutive prior trading days. Therefore, the 2009 Debentures are exchangeable by holders through March 31, 2014. Whether the 2009 Debentures continue to be exchangeable after March 31, 2014 will depend on future trading prices of Host Inc’s common stock. Currently, each $1,000 Debenture would be exchanged for 74.7034 Host Inc. common shares (for an equivalent per share price of $13.39), for a total of 29.9 million shares.

We separately account for the liability and equity components of our 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the 2009 Debentures, which is the expected life of the debt. However, there is no impact of this accounting treatment on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures at issuance based on an effective interest rate of 6.9%. As a result, we attributed $82 million of the proceeds received to the conversion feature of the 2009 Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in Host Inc.’s additional paid-in capital and Host L.P.’s partner’s capital on the consolidated balance sheets. As of December 31, 2013, the debt carrying value and unamortized discount were $371 million and $29 million, respectively.

Interest expense recorded for the 2009 Debentures and our prior series of exchangeable debentures for the periods presented consists of the following (in millions):

	Year ended December 31,
	2013	2012	2011
Contractual interest expense (cash)	$10	$19	$31
Non-cash interest expense due to discount amortization	15	17	31
Total interest expense	$25	$36	$62

Credit Facility. On November 22, 2011, we entered into a new senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros and British pound sterling of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity of November 2015, with an option for Host L.P. to extend the term for one additional year, subject to certain conditions, including the payment of an extension fee.

Credit Facility Term Loan. On July 25, 2012, we expanded the credit facility to add a new term loan facility in an aggregate principal amount of $500 million. The term loan was established through an exercise of the option under the credit facility to increase the amount of the facility by up to $500 million. We also amended the credit facility to allow us to retain the ability to exercise this option in the future for up to an additional $500 million of commitments, subject to obtaining additional loan commitments and the satisfaction of the other conditions specified in the credit facility.

The term loan will mature in July 2017. The maturity date of the revolving loan commitments under the credit facility remains unchanged. The term loan does not require any scheduled amortization payments prior to maturity. In 2013 and prior years, we paid interest on the term loan at floating interest rates plus a margin ranging from 165 to 265 basis points (depending on Host L.P.’s consolidated leverage ratio). On and after January 24, 2014, the date on which Host L.P. elected ratings-based pricing, we will pay interest on the term loan at floating rates plus a margin ranging from 115 to 200 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s unsecured long-term debt rating at January 24, 2014, the margin would be 145 basis points. The term loan otherwise is subject to the same terms and conditions as those in the credit facility regarding subsidiary guarantees and pledges of security interests in subsidiaries, operational covenants, financial covenants and events of default (as discussed below).

Collateral and Guarantees. The credit facility does not currently include any subsidiary guarantees or pledges of equity interests in our subsidiaries or any other security, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges would ratably benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests. Further, if at any time our leverage ratio falls below 6.0x for two consecutive fiscal quarters or Host L.P. has an investment grade long-term unsecured debt rating, such guarantees and pledges may be released.

Prepayments. Voluntary prepayments of the loans under the credit facility are permitted in whole or in part without premium or penalty. The loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to below $10 billion if we do not reinvest the proceeds of those asset sales in new properties. At December 31, 2013, we have adjusted total assets, as defined in our credit facility, of $20 billion.

Financial Covenants.  The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding thereunder and the term loan is repaid, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were ever to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan to establish its fair value and non-cash interest expense due to the implementation in 2009 of accounting standards relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2013:

Covenant Requirement
	Actual Ratio	for all years
Leverage ratio	3.2x	Maximum ratio of 7.25x
Fixed charge coverage ratio	4.3x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	6.6x	Minimum ratio of 1.75x

(1)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. In 2013 and prior years, the margin ranged from 175 to 275 basis points (depending on Host L.P.’s consolidated leverage ratio). On and after January 24, 2014, the date on which Host L.P. elected ratings-based pricing, the margin will range from 100 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 15 to 40 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of January 24, 2014, we will be able to borrow at a rate of LIBOR plus 125 basis points and pay a facility fee of 25 basis points.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x, as currently is the case. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments, dividends and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on incurrence of debt and the payment of dividends and distributions generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT.

The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts due under the credit facility may be accelerated and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts due under the credit facility will automatically become due and payable and the lenders’ commitments automatically will terminate.

Mortgage and Other Debt. As of December 31, 2013, we had 12 hotels that were secured by mortgage debt; however, we expect to pay the $300 million mortgage debt on two of our properties that matures on March 1, 2014. Subsequent to the repayment, revenues from the secured properties accounted for 3% of our total revenues in 2013. Substantially all of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2013, secured debt represented approximately 15% of our total debt and our aggregate secured debt had an average interest rate of 4.1% and an average maturity of 3.1 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2013 (in millions):

	Balance as of
	December 31,
	2013	2014	2015	2016	2017	2018	Thereafter
Mortgage Debt
Harbor Beach Marriott Resort and Spa, 4.75%, due 1/1/2024	$150	$—	$—	$—	$—	$—	$150
The Ritz-Carlton, Naples and Newport Beach Marriott Hotel and Spa, 3.25%, due 3/1/2014 (1)	301	301	—	—	—	—	—
New Zealand hotel portfolio, 6.65%, due 2/18/2016 (2)	87	—	—	87	—	—	—
Hyatt Regency Reston, 3.27%, due 7/1/16 (3)	100	—	—	100	—	—	—
Hilton Melbourne South Wharf, 6.26%, due 11/23/2016 (4)	71	—		71	—	—	—
Total mortgage debt	709	301	—	258	—	—	150
Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7¾%, due 12/1/2017	40	—	—	—	40	—	—
Industrial revenue bonds and other (5)	46	33	13	—	—	—	—
Total other debt	86	33	13	—	40	—	—
Total mortgage and other debt	$795	$334	$13	$258	$40	$—	$150

(1)

During 2009, we entered into three interest rate swap agreements for the total notional amount outstanding on this loan. The rate shown reflects the weighted average interest rate in effect at December 31, 2013. The balance reflects the book value at December 31, 2013, as adjusted, due to the implementation of fair value hedge accounting. The face amount at December 31, 2013 was $300 million.

(2)

The floating interest rate is equal to the 3-month New Zealand Bank Bill Rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum. In addition, we entered into a swap agreement that fixes 75% of the loan at an all-in rate of 7.15%. The rate shown reflects the rate in effect at December 31, 2013.

(3)	This floating rate mortgage is based on LIBOR plus 310 basis points. The rate shown reflects the rate in effect at December 31, 2013.
(4)

The floating interest rate is equal to the 3-month BBSY plus 230 basis points. In addition, we entered into separate swap agreements that fix 75% of the loan at an all-in rate of 6.7% and cap the remaining 25% at an all-in interest rate of 9.9%. The rate shown reflects the rate in effect at December 31, 2013.

(5)	Industrial revenue bonds and other consist of loans with an average interest rate of 7.0% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests. For the entities that we consolidate in our financial statements that have third party non-controlling partnership interests, the portion of mortgage debt included in the above table that is attributable to the non-controlling interests, based on their percentage of ownership of the ventures, is approximately $93 million. Additionally, we have non-controlling interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships and joint ventures attributable to us, based on our percentage of ownership thereof, was $500 million at December 31, 2013. This debt balance primarily is attributable to our approximate one-third ownership interest in the Euro JV. The mortgage debt related to the hotels owned by our Euro JV contains operating covenants that could result in the joint venture being required to escrow cash from operations or make principal repayments without penalty. The debt of our European and Asia/Pacific joint ventures is non-recourse to us and we have jointly and severally guaranteed construction loans incurred by our Maui timeshare and Hyatt Place Nashville joint ventures. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend Policy. Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of December 31, 2013, Host Inc. is the owner of approximately 98.7% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the holders thereof for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio was adjusted from 1.0 to 1.021494 shares of Host Inc. common stock for each OP unit as a result of Host Inc.’s special dividend in 2009, 90% of which was paid in shares of Host Inc. common stock. This adjustment was made to avoid any unintended dilution to the OP unitholders as a result of the portion of Host Inc.’s 2009 special dividend paid in common stock to its stockholders.

Investors should take into account the 1.3% non-controlling position of Host L.P. OP units when analyzing dividend payments by Host Inc. to its stockholders, as these holders of OP units share, on a pro rata basis, in amounts being distributed by Host L.P. to holders of its corresponding OP units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to the other common OP unitholders.

During 2013, Host Inc.’s Board of Directors declared dividends of $0.46 per share (beginning in the first quarter at $0.10 per share and increasing by $0.01 per share each quarter thereafter) on Host Inc.’s common stock. Accordingly, Host L.P. made a distribution of $0.4698872 per unit on its common OP units. Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income. On February 18, 2014, the Board of Directors authorized a regular quarterly cash dividend of $0.14 per share on its common stock. The dividend will be paid on April 15, 2014 to stockholders of record on March 31, 2014. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), pursuant to which we have certain contingent liabilities and guarantees. As of December 31, 2013, we are party to the following material off-balance sheet arrangements:

European Joint Venture. The Euro JV consists of two separate funds, with our partners being APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We serve as the general partner for the joint venture and have a combined general and limited partner interest of 32.1% of Euro JV Fund I and 33.4% of Euro JV Fund II. Due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Euro JV is not consolidated in our financial statements. As of December 31, 2013, the total assets of the Euro JV are approximately €1.9 billion ($2.6 billion).

Our investment and partners’ funding as of December 31, 2013 is as follows:

	Host’s Net Investment		Total Partner Funding
	Euros (in millions)	US$ (in millions)	Euros (in millions)	% of Total Commitment
Euro JV Fund I	€146	$201	€631	91%
Euro JV Fund II	125	173	369	82%
Euro JV	€271	$374	€1,000

The partners expect to utilize the remaining commitment for Euro JV Fund I for capital expenditures and financing needs. During 2013, the Euro JV partners executed an amendment of the Euro JV partnership agreement in order to provide the funds necessary for a €95 million principal reduction associated with the extension of a mortgage loan secured by a portfolio of six properties, as well as to provide funds for general joint venture purposes and to extend the commitment period of Euro JV Fund I to December 2015. The Euro JV partners executed an additional amendment of the Euro JV partnership agreement in order to extend the commitment period of Euro JV Fund II by one year to June 2014 through the exercise of the extension option. As asset manager of the Euro JV funds, we earn an asset management fee based on the amount of equity commitments and equity invested, which in 2013, 2012 and 2011 were approximately $15 million, $13 million and $11 million, respectively.

The following table sets forth operating statistics for the Euro JV comparable hotels as of December 31, 2013 and 2012:

	Comparable Euro JV Hotels in Constant Euros (1)
			Change
	2013	2012	2012 to 2013
Average room rate	€192.70	€192.67	—%
Average occupancy	77.0%	75.6%	1.4 pts.
RevPAR	€148.45	€145.75	1.9%

(1)

The presentation above includes the operating performance for the 12 properties consisting of 3,547 rooms in the joint venture with comparable results. The table excludes the five hotels acquired in 2012 as the joint venture did not own the hotels for the entirety of 2012 and the Sheraton Stockholm hotel, as it was acquired in 2013. The table also excludes one hotel that was under extensive renovations in 2012. See “-Comparable Hotel Operating Statistics.”

The operating statistics of the hotels are presented in constant Euros, the functional currency of the Euro JV, in order to present the results of the hotels without the effects of foreign currency exchange rates. The functional currency of the hotels owned in the United Kingdom and Poland are the British pound sterling and the Polish zloty, respectively. For the year ended December 31, 2013, RevPAR in constant Euros for the Euro JV increased 1.9% for our comparable hotels, as average occupancy increased 140 basis points, and average room rate was flat. The Euro JV hotels in Belgium, The Netherlands and Italy experienced strong increases in RevPAR, as the Euro Zone saw modest improvements in economic growth and these hotels benefited from increased demand. The majority of the portfolio, especially the Euro JV’s hotels in the United Kingdom and Warsaw, was affected negatively by a decline in average room rates, due to a shift in demand to lower-rated discount transient and contract group segments.

For 2013, 2012 and 2011 our portion of the earnings (losses) of the Euro JV were $(12) million, $4 million and $4 million, respectively, and are included in equity in earnings (losses) of affiliates on our statements of operations. The loss in 2013 includes our portion of a €33 million ($46 million) impairment expense related to the Sheraton Roma Hotel & Conference Center. The Euro JV assesses impairment of real estate properties based on whether estimated undiscounted future cash flows from each individual property are less than its carrying value. If a property is impaired, an expense is recorded for the difference between the fair value and the net carrying value of the hotel. We also reviewed our investment in the Euro JV for other-than-temporary impairment and determined that no additional impairment expense was considered necessary.

Cash flows from operating activities of the Euro JV were €36 million, €35 million and €14 million for 2013, 2012 and 2011, respectively. To date, the Euro JV has not made distributions to its partners, and has instead used cash flows from operations, along with contributions from the partners, to invest in capital expenditures projects and to fund other investments. During 2013, 2012 and 2011, the Euro JV invested approximately €32 million, €29 million and €27 million, respectively, in capital expenditures projects. The Euro JV expects to spend between €30 million and €35 million on capital expenditures in 2014, none of which capital expenditures are expected to require additional partner contributions.

On August 29, 2013, Euro JV Fund II acquired the 465-room Sheraton Stockholm Hotel, Sweden, for approximately €102 million ($135 million). In connection with the acquisition, the Euro JV entered into a €61 million ($81 million) mortgage loan with an interest rate of 5.67% that matures in 2018. We contributed approximately €14 million ($19 million) to the Euro JV in connection with this acquisition, funded through a draw on our credit facility.

On October 22, 2013, Euro JV Fund II sold the Courtyard Paris La Defense West – Colombes for €19 million ($26 million) plus certain customary closing adjustments and recognized a gain of approximately €1.7 million ($2.3 million). In connection with the sale, the Euro JV repaid the associated €10.4 million ($14.4 million) mortgage.

The Euro JV has €989 million ($1,363 million) of mortgage debt, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. On June 20, 2013, the Euro JV refinanced a mortgage loan secured by six properties through a €95 million ($126 million) principal reduction extending the maturity date to 2016, with a one year extension option subject to meeting certain conditions. The loan has a fixed and floating rate component with an initial interest rate of 4.5%. In connection with the refinancing, the joint venture reduced the outstanding principal amount of the mortgage loan to €242 million ($320 million). We funded our portion of the principal reduction, as well as certain closing costs and other funding requirements, through a €37 million ($48 million) draw on our credit facility. Additionally, during the year, the Euro JV extended its loan secured by the Crowne Plaza Hotel Amsterdam City Centre by two years, through its extension options, to 2015 and issued a new €17 million ($23 million) mortgage loan secured by the Le Méridien Grand Hotel Nuremberg that bears interest at three-month EURIBOR plus 275 bps and matures in 2016. A €70 million ($96 million) loan secured by three properties in Brussels matures in 2014. The Euro JV is in talks with lenders to refinance this loan, although no assurances can be made that it will be successful in refinancing this debt.

The following presents our portion of the Euro JV debt maturities as of December 31, 2013:

We have entered into five foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between May 2014 and January 2016. We have hedged €194 million (approximately $265 million) of our investment through these contracts and designated draws under our credit facility in Euros. For additional detail on the foreign currency forward sale contracts and our exposure to changes in foreign currency exchange rates, see Part II Item 7A. “—Quantitative and Qualitative Disclosures about Market Risk.”

Asia/Pacific Joint Venture. We have a 25% interest in the Asia/Pacific JV with RECO Hotels JV Private Limited, an affiliate of GIC RE. The Asia/Pacific JV may be terminated after a period of seven years, which occurs in March of 2015. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for equity contributions to the Asia/Pacific JV expired in March 2012. We did not extend the commitment period beyond the expiration date; however, as we continue to invest in Asia, we may offer GIC RE opportunities to participate in certain acquisitions through the existing joint venture or through a new joint venture.

As of December 31, 2013, the Asia/Pacific JV owns one hotel in Australia and the partners have invested approximately $73 million (of which our share was $18 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. This joint venture is developing seven properties in India, totaling approximately 1,750 rooms, two of which opened in Bangalore in 2012 and five of which are under various stages of development in Chennai and Delhi. The hotels will be managed by Accor under the Pullman, ibis and Novotel brands.

Maui Joint Venture. We have a 67% ownership in a joint venture with an affiliate of Hyatt Residential Group (the “Maui JV”) to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa.

Our ownership is a non-controlling interest as a result of the significant economic rights held by the Hyatt member, who also is the managing member. The total estimated development costs are $200 million, which we expect will be funded with a $110 million construction loan, which is jointly and severally guaranteed by both partners, and member contributions. As of December 31, 2013, $50.5 million was drawn on the construction loan. We anticipate that Host’s investment in the Maui JV will be approximately $60 million, which as of December 31, 2013 includes contributions of land valued at $36 million, $8 million in pre-formation expenditures and additional capital contributions of $3 million. As of December 31, 2013, the book value of our investment in the Maui JV is $16 million. The project is expected to open in late 2014.

Hyatt Place Joint Venture. On November 12, 2013, we opened the 255-room Hyatt Place Nashville Downtown in Tennessee, which was developed for $43 million through a joint venture, in which we are a 50% partner, with White Lodging Services. The joint venture has a $34.8 million construction loan for this project, and as of December 31, 2013, $23.6 million was drawn on this facility. Along with White Lodging Services, we have jointly and severally guaranteed the payment of the loan. We invested approximately $6 million for our investment in the joint venture. Due to the significant control rights of our partner, we do not consolidate the joint venture in our financial statements.

Tax Sharing Arrangements. Under tax sharing agreements with former affiliated companies (such as Marriott International, Inc., HMS Host and Barceló Crestline Corporation), we are obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a tax liability that we may be obligated to pay under the tax sharing agreement. Additionally, under the partnership agreement between Host Inc. and Host L.P., Host L.P. is obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) incurred by Host Inc., as well as any liabilities the IRS may successfully assert against Host Inc. We do not expect any amounts paid under these tax sharing arrangements to be material.

Tax Indemnification Agreements. As a result of certain federal and state income tax considerations of the former owners of two hotels currently owned by Host L.P., we have agreed to restrictions on selling such hotels, or repaying or refinancing the mortgage debt, for varying periods. One of these agreements expires in 2028 and the other in 2031.

Guarantees. We have entered into certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not recorded on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

—

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $17 million as of December 31, 2013.

—

In 1997, we owned Leisure Park Venture Limited Partnership, which currently owns and operates a senior living facility. We no longer have an ownership interest in the partnership, but remain obligated under a guarantee of interest and principal with respect to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent that we are required to make any payments under the guarantee, we have been indemnified by Barceló Crestline Corporation, who, in turn, is indemnified by the current owner of the facility.

—

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $12 million through the full term of the leases, including renewal options. We believe that the likelihood of any liability arising related to these ground leases is remote and, in each case, we have been indemnified by the purchaser of the hotel.

Guarantees and environmental liabilities that are recorded on our consolidated balance sheet include:

—	In connection with the sale of the Atlanta Marriott Marquis in January 2013, we retained $5 million of contingent liabilities related to potential environmental liabilities.
—

In connection with the sale of The Ritz-Carlton, San Francisco in June 2013, we recorded a deferred gain of approximately $11 million, the recognition of which is subject to performance guarantees through which we have guaranteed certain annual net operating profit levels for the hotel through 2016, with a maximum payment of $4 million per year, not to exceed $11 million in total.

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2013 (in millions):

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt obligations (1)	$5,780	$548	$1,631	$828	$2,773
Capital lease obligations	2	1	1	—	—
Operating lease obligations	1,804	45	85	83	1,591
Purchase obligations (2)	403	359	44	—	—
Other long-term liabilities reflected on the balance sheet (3)	14	—	4	—	10
Total	$8,003	$953	$1,765	$911	$4,374

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in this category based on the weighted average interest rate.
(2)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(3)

The amounts shown include deferred management fees and the estimated amount of tax expense. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and is, therefore, not determinable. The estimated amount of tax expense relates to uncertain tax liabilities from prior years.

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

Hotels Acquired in a Business Combination. We record our investments in hotel properties based on the fair value of the assets acquired and liabilities assumed at acquisition date. Property and equipment are recorded at fair value and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets.

Other items that we evaluate in a business combination include identifiable intangible assets, capital lease assets and obligations and goodwill. Identifiable intangible assets typically are assumed contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. Capital lease obligations that are assumed as part of the acquisition of a leasehold interest are measured at fair value and included as debt on the accompanying balance sheet and we record the corresponding right-to-use assets. Classification of a lease does not change if it is part of a business combination. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations. In certain situations, a deferred tax liability may be created due to the difference between the fair value and the tax basis of the asset at the acquisition date. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired would be recorded to goodwill. In very limited circumstances, we may record a bargain purchase gain if the consideration paid is less than the net fair value of the assets and liabilities acquired. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

Impairment Testing. We analyze our assets for impairment throughout the year when events or circumstances occur that indicate that the carrying values thereof may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimated life is equal to the GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or that it is more likely than not that the asset will be sold prior to its previously expected useful life. We also consider the effect of regular renewal and replacement capital expenditures on the estimated life of our properties, including critical infrastructure, which regularly is maintained and then replaced at the end of its useful life.

We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

—	projected cash flows, both from operations and the eventual disposition;
—	expected useful life and holding period;
—	future required capital expenditures; and
—	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

While we consider all of the above indicators as preliminary indicators to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations in order to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2013. The projected cash flows consider items such as booking pace, occupancy, room rate and property-level operating costs. As a result of our review, we identified five properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Management considered a range of RevPAR and operating margins compared to prior years’ operating results in evaluating the probability-weighted projected cash flows from operations. To appropriately evaluate if the carrying value of the assets was recoverable, we projected cash flows such that the individual properties would return to normalized levels of operations generally within five years and thereafter grow at a stabilized rate of approximately 3% over the remaining estimated lives of the properties. This stabilized growth rate is lower than the projected growth rate for the urban upper upscale properties, which we believe is most representative of our portfolio, over the period from 2013 through 2023. Based on this testing, four of the properties identified did not require further analysis. Based on additional testing, one property exhibited an impaired value at December 31, 2013. Management believes its assumptions and estimates reflect current market conditions. We recognized impairment expense in the aggregate amount of $1 million and $60 million for 2013 and 2012, respectively, based on a change in their estimated hold periods.

Other-than-Temporary Impairment of an Investment. We review our equity method investments for other-than-temporary impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected hold period or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we generally will have few observable inputs and will determine the fair value based on a discounted cash flow analysis of the investment, as well as considering the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotel properties, to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between its fair value and its carrying value. Based on this test, no other-than-temporary impairment was recorded in 2013.

Classification of Assets as “Held for Sale.” Our policy for the classification of a hotel as held for sale is intended to ensure that the sale of the asset is probable prior to classifying it as such, will be completed within one year and that actions required to complete the sale are unlikely to change or that it is unlikely the planned sale will not occur. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we typically will classify properties that we actively are marketing as held for sale when all of the following conditions are met:

—	Host Inc.’s Board of Directors has approved the sale (to the extent that the dollar amount of the sale requires Board approval);

—	a binding agreement to sell the property has been signed;
—	the buyer has committed a significant amount of non-refundable cash; and
—	no significant contingencies exist which could prevent the transaction from being completed in a timely manner.

To the extent that a property is classified as held for sale and its fair value less selling costs is lower than the net book value of the property, we will record an impairment expense.

Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

Valuation of Deferred Tax Assets. We have approximately $113 million, net of a valuation allowance of $61 million, of net deferred tax assets as of December 31, 2013. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $113 million of net deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense will be recorded in that period.

Valuation of Derivative Contracts. We occasionally will enter into derivative products, including interest rate and foreign currency swaps, caps and collars. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or other comprehensive income (loss), based on the applicable hedge accounting guidance. We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted future expected cash payments. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our derivatives likely will fluctuate from year-to-year based on changing levels of interest and exchange rates and shortening terms to maturity.

Stock Compensation. We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services either as equity awards or liability awards. The classification of Host Inc.’s restricted stock awards either as an equity award or a liability award is based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Awards are classified as liability awards to the extent that settlement features allow the recipient to have a percentage of the restricted stock awards withheld to meet tax withholding requirements. The value of these restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite services.

On January 20, 2012, the Compensation Policy Committee of the Board of Directors adopted a new annual compensation plan for senior management (the “Annual Plan”), that replaces the expired three-year plan (2009-2011) 2009 compensation program. The key components of the Annual Plan include the following awards:

—

Restricted stock awards with vesting based on market conditions. These awards vest based on the total shareholder return (“TSR”) relative to (i) the NAREIT Index, (ii) the S&P Index, and (iii) a Selected Lodging Company Index that serves as a relevant industry/asset specific measurement to our competitors. U.S. based senior management may elect to have amounts withheld for taxes in excess of minimum statutory tax requirements, and, as result, TSR awards granted to these employees are classified as liability awards and are remeasured to fair value each reporting period. In contrast, senior management located outside of the U.S. are limited as to the amount of shares they may use for statutory tax requirements, and, as result, TSR awards granted to these employees are classified as equity awards and are recorded at fair value as of the grant date. The valuation of these awards is a custom calculation that is based on common valuation techniques such as the lattice,

Binomial and Black-Scholes valuation methodologies. The utilization of this model requires us to make certain estimates related to the volatility of the share price of Host Inc.’s common stock, risk-free interest rates, actual TSR from the beginning of the performance period through the measurement date, and Host Inc.’s stock beta as compared to the average risk of the peer groups.

—

Restricted stock awards with vesting based on performance conditions. These awards are earned based on achieving a specified performance target, which will be based on the employee’s and the company’s specific management business objectives for the performance year. Compensation cost will be recognized when the achievement of the performance condition is considered probable. If a performance condition has more than one outcome that is probable, recognition of compensation cost will be based on the condition that is the most likely outcome. For U.S. based senior management, these awards are classified as liability awards due to their cash settlement provisions. Therefore, the value of the shares to be issued by Host Inc. will be based on Host Inc.’s share price on the reporting date.

—

Stock option awards. The stock option awards are equity classified awards, as they do not include cash settlement features. Therefore, the value of the award is determined on the grant date using a binomial pricing model and is not adjusted for future changes in fair value. Vesting for these awards is based on service conditions. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates and the amount of our awards expected to be forfeited, and our expected dividend yield.

On February 6, 2013, Host Inc. granted senior management 1.7 million restricted shares for performance year 2013 (which amount represents the maximum number of shares that can be earned during the year if performance is at the “high” level of achievement). Vesting of these shares is subject to meeting the performance measures outlined above. Approximately 50% of the restricted shares granted are market-based, with the remaining performance-based. In addition, Host Inc. awarded approximately 0.4 million stock options with an exercise price of $16.55 per share for performance year 2013. During 2013, we recorded approximately $18 million of stock compensation expense associated with the 2013 grant.

Consolidation Policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. We consolidate subsidiaries when we have the ability to direct the activities that most significantly impact the economic performance of the subsidiary. For the majority of our hotel and real estate investments, we consider those rights to be (i) approval or amendment of developments plans, (ii) financing decisions, (iii) approval or amendments of operating budgets, and (iv) investment strategy decisions. For those partnerships and joint ventures of which we are the general partner, we review the rights of the limited partners to determine if those rights would preclude the presumption of control as the general partner. Limited partner rights which would preclude presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove us, as the general partner, without cause and substantive participating rights, primarily through voting rights.

We also evaluate our subsidiaries to determine if they should be considered variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We review our subsidiaries and affiliates annually to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in their characteristics.

Foreign Currency Translation. The operations of international subsidiaries are maintained in their functional currency, which generally is the local currency, and are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

Foreign currency transactions are recorded in the functional currency of each entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at period end exchange rates. The resulting exchange differences are recorded in gain (loss) on foreign currency transactions and derivatives, except when recorded in other comprehensive income (loss) as qualifying net investment hedges.

Comparable Hotel Operating Statistics

To facilitate a year-to-year comparison of our operations, we present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, adjusted operating profit and associated margins) for the periods included in this report on a comparable hotel basis. Because these statistics and operating results relate only to our hotel properties, they exclude results for our non-hotel properties and other real estate investments. We define our comparable hotels as properties:

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the Grand Hyatt Washington in July 2012. The hotel was not included in our comparable hotels until January 1, 2014. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 115 hotels we owned on December 31, 2013, 105 have been classified as comparable hotels. The operating results of the following hotels that we owned or leased as of December 31, 2013 are excluded from comparable hotel results for these periods:

—

The Ritz-Carlton, Naples, removed in the third quarter of 2013 (business interruption due to the closure of the hotel during extensive renovations, which included renovations of 450 rooms, including 35 suites, restaurant, façade and windows);

—	Hyatt Place Waikiki Beach (acquired in May 2013);
—	Grand Hyatt Washington (acquired in July 2012);
—

The Westin New York Grand Central (business interruption due to re-branding of the hotel and extensive renovations that were substantially completed by December 2012, including the renovation of 774 guest rooms, lobby, public and meeting spaces, fitness center, restaurant and bar);

—

Two hotels in Christchurch, New Zealand (business interruption due to the closure of the hotels following an earthquake in February 2011 and the subsequent extensive renovations, which hotels reopened August 2013 and September 2012);

—

Orlando World Center Marriott, removed in the third quarter of 2012 (business interruption due to extensive renovations, which included façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants);

—

Atlanta Marriott Perimeter Center, removed in the third quarter of 2011 (business interruption due to extensive renovations that were completed in April 2012, including renovation of the guest rooms, lobby, bar and restaurant and the demolition of one tower of the hotel);

—

Chicago Marriott O’Hare, removed in the third quarter of 2011 (business interruption due to extensive renovations that were completed in April 2012, including renovating every aspect of the hotel and shutting down over 200 rooms); and

—

Sheraton Indianapolis Hotel at Keystone Crossing, removed in the first quarter of 2011 (business interruption due to extensive renovations that were completed in January 2013, including the conversion of one tower of the hotel into apartments, reducing the room count, and the renovation of the remaining guest rooms, lobby, bar and meeting space).

The operating results of eight hotels disposed of in 2013 and 2012 are not included in comparable hotel results for the periods presented herein.

We evaluate the operating performance of our comparable hotels based on both market and property type. These divisions are generally consistent with groupings recognized in the lodging industry.

Our markets consist of the following:

Domestic

—	Boston –Greater Boston Metropolitan area;
—	New York – Greater New York Metropolitan area, including northern New Jersey;
—	Philadelphia – Philadelphia Metropolitan area;
—	Washington D.C. – Metropolitan area, including the Maryland and Virginia suburbs;
—	Atlanta – Atlanta Metropolitan area;
—	Florida – All Florida locations;
—	Chicago – Chicago Metropolitan area;
—	Denver – Denver Metropolitan area;
—	Houston – Houston Metropolitan area;
—	Phoenix – Phoenix Metropolitan area, including Scottsdale;
—	Seattle – Seattle Metropolitan area;
—	San Francisco – Greater San Francisco Metropolitan area, including San Jose;
—	Los Angeles – Greater Los Angeles area, including Orange County;
—	San Diego –San Diego Metropolitan area;
—	Hawaii – All Hawaii locations;
—	Other – Select cities in California, Indiana, Louisiana, Minnesota, Missouri, North Carolina, Ohio, Tennessee, and Texas;

International

—	Asia-Pacific –Australia and New Zealand;
—	Canada – Toronto and Calgary; and
—	Latin America –Brazil, Chile and Mexico.

Our property types consist of the following:

—	Urban—Hotels located in primary business districts of major cities;
—	Suburban—Hotels located in office parks or smaller secondary markets;
—	Resort/conference—Hotels located in resort/conference destinations such as Arizona, Florida, Hawaii and Southern California; and
—	Airport—Hotels located at or near airports.

Constant US$, Nominal US$, and Constant Euros

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for 2012 assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in 2013, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with how we would evaluate our domestic portfolio. However, the effect of changes in foreign currency has been reflected in the actual results of net income, EBITDA, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations consistent with our financial statement presentation.

We also present RevPAR results for our joint venture in Europe in constant Euros using the same methodology as used for the constant US$ presentation.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) EBITDA and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P., (ii) Funds From Operations (“FFO”) and FFO per diluted share (both NAREIT and Adjusted), as a measure of performance for Host Inc., and (iii) comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P.

We calculate NAREIT FFO per diluted share in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. We also calculate Adjusted FFO per diluted share, which measure is not in accordance with NAREIT guidance and may not be comparable to measures calculated by other REITs. EBITDA and Adjusted EBITDA, as presented, also may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), interest expense (for EBITDA and Adjusted EBITDA purposes only) and other items have been and will be made and are not reflected in the EBITDA, Adjusted EBITDA, NAREIT FFO per diluted share and Adjusted FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, NAREIT FFO per diluted share, Adjusted FFO per diluted share, EBITDA and Adjusted EBITDA should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, NAREIT FFO per diluted share and Adjusted FFO per diluted share do not measure, and should not be used as a measure of, amounts that accrue directly to stockholders’ benefit. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

EBITDA and Adjusted EBITDA

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

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. Adjusted EBITDA also is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

—

Real Estate Transactions – We exclude the effect of gains and losses, including the amortization of deferred gains, recorded on the disposition or acquisition of depreciable assets and property insurance gains in our consolidated statement of operations because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, material gains or losses from the depreciated book value of the disposed assets could be less important to investors given that the depreciated asset book value often does not reflect its market value (as noted below for FFO).

—

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense, which are excluded from EBITDA. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investments. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments adjusted for any gains or losses on property transactions multiplied by our percentage ownership in the partnership or joint venture.

—

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships adjusted for any gains or losses on property transactions multiplied by the non-controlling partners’ positions in the partnership or joint venture.

—

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.
—

Impairment Losses – We exclude the effect of impairment expense recorded because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment expense, which is based on historical cost book values, is similar to gains (losses) on dispositions and depreciation expense, both of which also are excluded from EBITDA.

—

Acquisition Costs – Under GAAP, costs associated with completed property acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

—

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

The following table provides a reconciliation of net income to Adjusted EBITDA (in millions):

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for

Host, Inc. and Host Hotels, L.P.

	Year ended December 31,
	2013	2012
Net income (1)	$325	$63
Interest expense	304	373
Depreciation and amortization	696	662
Income taxes	21	31
Discontinued operations (2)	15	32
EBITDA (3)	1,361	1,161
Gain on dispositions (4)	(98)	(48)
Acquisition costs	1	7
Recognition of deferred gain on land condemnation (1)	(11)	—
Litigation loss (5)	8	—
Gain on property insurance settlement	—	(2)
Non-cash impairment expense	1	60
Amortization of deferred gains and other property transactions	—	(4)
Equity investment adjustments:
Equity in (earnings) losses of affiliates (6)	17	(2)
Pro rata Adjusted EBITDA of equity investments	48	34
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(21)	(16)
Adjusted EBITDA (3)	$1,306	$1,190

(1)

During the first quarter of 2013, we recognized a previously deferred gain of approximately $11 million related to the eminent domain claim by the State of Georgia for 2.9 acres of land at the Atlanta Marriott Perimeter Center for highway expansion, for which we received cash proceeds in 2007. We have included the gain in NAREIT FFO per diluted share, which is consistent with the treatment of gains recognized on the disposition of undepreciated assets. However, due to the significant passage of time since we received the proceeds, we have excluded the gain from Adjusted FFO per diluted share and Adjusted EBITDA for the year.

(2)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.
(3)

EBITDA and Adjusted EBITDA include a gain on sale of undepreciated property of $21 million for the year ended December 31, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa, as a gain on sale of undepreciated property.

(4)	Reflects the gain recorded on the sale of five hotels in 2013 and three hotels in 2012.
(5)

Effective April 1, 2013, we modified the definition of Adjusted EBITDA to exclude gains or losses associated with litigation outside the ordinary course of business, which is consistent with the definition of Adjusted FFO that we adopted effective January 1, 2011. On December 13, 2013, the Texas Supreme Court

granted our Petition for Review on litigation related to the sale of land under the San Antonio Marriott Rivercenter in 2005. We have accrued $68 million related to this litigation which we believe reflects substantially all of our obligation assuming we lose the appeal. We have $25 million in restricted cash that will be utilized to pay a portion of any judgment, assuming we lose the appeal.

(6)

Includes an adjustment of $15 million for our portion of the non-cash impairment charges related to one of the hotels in our joint venture in Europe. The impairment charge has no effect on Adjusted EBITDA, NAREIT FFO or Adjusted FFO.

NAREIT FFO, NAREIT FFO per Diluted Share and Adjusted FFO per Diluted Share. We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. NAREIT defines FFO as net income (calculated in accordance with GAAP), excluding gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata share of the FFO of those entities on the same basis.

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

We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

—

Gains and Losses on the Extinguishment of Debt – We exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of the write off of deferred financing costs from the original issuance of the debt being redeemed or retired. We also exclude the gains on debt repurchases and the original issuance costs associated with the retirement of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

—

Acquisition Costs –Under GAAP, costs associated with completed property acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

—

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

The following table provides a reconciliation of net income to NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Income

to NAREIT and Adjusted Funds From Operations per Diluted Share

	Year ended December 31,
	2013	2012
Net income	$325	$63
Less: Net income attributable to non-controlling interests	(8)	(2)
Net income attributable to Host Inc.	317	61
Adjustments:
Gain on dispositions, net of taxes (1)	(97)	(48)
Gain on property insurance settlement	—	(2)
Amortization of deferred gains and other property transactions, net of taxes	—	(4)
Depreciation and amortization	703	691
Non-cash impairment expense	1	60
Equity investment adjustments:
Equity in (earnings) losses of affiliates (2)	17	(2)
Pro rata FFO of equity investments	26	20
Consolidated partner adjustments:
FFO adjustment for non-controlling partnerships	(8)	(7)
FFO adjustments for non-controlling interests of Host L.P.	(8)	(10)
NAREIT FFO (3)	951	759
Adjustments to NAREIT FFO:
Loss on debt extinguishment	40	35
Acquisition costs (4)	1	10
Recognition of deferred gain on land condemnation (5)	(11)	—
Litigation loss (6)	8	—
Loss attributable to non-controlling interests	—	(1)
Adjusted FFO (3)	$989	$803

For calculation on a per share basis:

Adjustments for dilutive securities (7):
Assuming conversion of Exchangeable Senior Debentures	$26	$31
Diluted NAREIT FFO	$977	$790
Diluted Adjusted FFO	$1,015	$834

Diluted weighted average shares outstanding-EPS	747.9	719.6
Assuming conversion of Exchangeable Senior Debentures	29.5	40.4
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	777.4	760.0
NAREIT FFO per diluted share	$1.26	$1.04
Adjusted FFO per diluted share	$1.31	$1.10

(1)	Reflects the gain recorded on the sale of five hotels in 2013 and three hotels in 2012.
(2)	See footnote (6) to the Reconciliation of Net Income to EBITDA and Adjusted EBITDA.
(3)	NAREIT and Adjusted FFO include a gain on sale of $21 million for the year ended December 31, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.
(4)	Includes approximately $3 million for the year ended December 31, 2012, related to our share of acquisition costs incurred by unconsolidated joint ventures.
(5)	See footnote (1) to the Reconciliation of Net Income to EBITDA and Adjusted EBITDA.
(6)	See footnote (5) to the Reconciliation of Net Income to EBITDA and Adjusted EBITDA.
(7)

Earnings (loss) per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Operating Results. We present certain operating results for our hotels, such as hotel revenues, expenses, adjusted operating profit and adjusted operating profit margin, on a comparable hotel, or “same store,” basis as supplemental information for investors. Our comparable hotel results present operating results for hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements during these periods. We present these comparable hotel operating results by eliminating corporate-level costs, including expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses to arrive at property level results because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and investors in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at comparable hotels (which represent the vast majority of our portfolio) or from other factors, such as the effect of acquisitions or dispositions. While management believes that presentation of comparable hotel results is a “same store” supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of these hotels, as these decisions are based on data for individual hotels and are not based on comparable portfolio hotel results. For these reasons, we believe that comparable hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2013	2012 (1)
Number of hotels	105	105
Number of rooms	55,278	55,278
Percent change in comparable hotel RevPAR - Constant US$	5.8%	—
Percent change in comparable hotel RevPAR – Nominal US$	5.6%	—
Operating profit margin (2)	9.9%	7.2%
Comparable hotel adjusted operating profit margin (2)	25.5%	24.5%
Comparable hotel revenues
Room	$3,051	$2,896
Food and beverage (3)	1,347	1,295
Other	272	261
Comparable hotel revenues (4)	4,670	4,452
Comparable hotel expenses
Room	817	777
Food and beverage (5)	983	958
Other	139	139
Management fees, ground rent and other costs	1,541	1,489
Comparable hotel expenses (6)	3,480	3,363
Comparable hotel adjusted operating profit	1,190	1,089
Non-comparable hotel results, net (7)	140	105
Earnings for hotels leased from HPT (8)	—	(3)
Depreciation and amortization	(697)	(722)
Corporate and other expenses (9)	(121)	(107)
Operating profit	$512	$362

(1)	The full year 2012 is a leap year and includes one additional day of operations compared to the full year 2013.
(2)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the consolidated statements of operations. Comparable margins are calculated using amounts presented in the above table.

(3)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:
	Year ended December 31,
	2013	2012 (1)
Food and beverage per the consolidated statements of operations	$1,503	$1,419
Non-comparable hotel food and beverage sales	(189)	(157)
Food and beverage sales for the property for which we record rental income	33	33
Comparable food and beverage sales	$1,347	$1,295

(4)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:
	Year ended December 31,
	2013	2012 (1)
Revenues per the consolidated statements of operations	$5,166	$5,059
Non-comparable hotel revenues	(548)	(426)
Hotel revenues for which we record rental income, net	52	51
Revenues for hotels leased from HPT (8)	—	(232)
Comparable hotel revenues	$4,670	$4,452

(5)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:
	Year ended December 31,
	2013	2012 (1)
Food and beverage expenses per the consolidated statements of operations	$1,095	$1,049
Non-comparable hotel food and beverage expenses	(133)	(112)
Food and beverage expenses for the property for which we record rental income	21	21
Comparable food and beverage expenses	$983	$958

(6)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:
	Year ended December 31,
	2013	2012 (1)
Operating costs and expenses per the consolidated statements of operations	$4,654	$4,697
Non-comparable hotel expenses	(408)	(321)
Hotel expenses for which we record rental income	52	51
Expense for hotels leased from HPT (8)	—	(235)
Depreciation and amortization	(697)	(722)
Corporate and other expenses (9)	(121)	(107)
Comparable hotel expenses	$3,480	$3,363

(7)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our consolidated statements of operations as continuing operations, (ii) gains on property insurance settlements, and (iii) the results of our office buildings.

(8)	The lease terminated on December 31, 2012.
(9)	For the year ended December 31, 2013, corporate expenses include a litigation loss of $8 million due to an adverse ruling related to our San Antonio ground lease.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks.

The interest payments on 71% of our debt are fixed in nature (this percentage does not include $300 million of mortgage debt for which we have swapped fixed interest payments for floating interest payments), which largely mitigates the effect of changes in interest rates on our cash interest payments. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes and the Debentures are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $15 million in 2014.

The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
								Fair
	2014	2015	2016	2017	2018	Thereafter	Total	Value
Liabilities
Debt:
Fixed rate (1)	$317	$398	$150	$40	$—	$2,650	$3,555	$3,916
Average interest rate	5.58%	5.54%	5.35%	5.31%	5.28%	5.19%

Variable rate (1)	$—	$446	$258	$500	$—	$—	$1,204	$1,204
Average interest rate (2)	2.49%	2.50%	2.31%	1.82%	—%	—%
Total debt							$4,759	$5,120

Interest rate derivative
Fixed to variable-notional	$300	$—	$—	$—	$—	$—
Fair value (asset)/liability								$(1)
Average pay rate (2)	3.25%	—%	—%	—%	—%	—%
Average receive rate	5.531%	—%	—%	—%	—%	—%
Variable to fixed-notional	$—	$—	$118	$—	$—	$—
Fair value (asset)/liability								$3
Average pay rate	6.95%	6.95%	6.77%	—%	—%	—%
Average receive rate (2)	5.04%	5.04%	4.96%	—%	—%	—%

(1)	The amounts are net of unamortized discounts and premiums.
(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2013. No adjustments are made for forecast changes in the rate.

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in benchmark interest rates associated with variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2013. The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
	Total					Gain (Loss)
Transaction	Notional		Maturity	Swapped		Year ended December 31,
Date	Amount		Date	Index	All-in-Rate	2013	2012
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$1	$(2)
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$2	$—

(1)	The swap was entered into in connection with the A$82 million ($71 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($87 million) mortgage loan on seven properties in New Zealand.

Interest Rate Swap Derivatives Designated as Fair Value Hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The change in the fair value of the derivative is offset largely by the corresponding change in the fair value of the underlying debt due to change in the 3-month LIBOR rate, which is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recorded in net income (loss).

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount of $300 million. During 2013 and 2012, the fair value of the swaps decreased $6 million and $4 million, respectively. As a result, we will pay a floating interest rate equal to the 3-month LIBOR, plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. During 2013 and 2012, the cash settlement received under the swap agreement decreased interest expense by $7 million and $6 million, respectively.

Exchange Rate Sensitivity

We have currency exchange risk as a result of our hotel ownership in Australia, Canada, Chile, Mexico, Brazil, and New Zealand and our investment in the European and Asia/Pacific joint ventures. We utilize several strategies to mitigate the exposure of exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, and (iii) investing through partnership and joint venture structures. For 2013 and 2012, revenues from our consolidated foreign operations were $271 million (or 5% of total revenues) and $268 million (or 5% of our total revenues), respectively. As of December 31, 2013, our international investments consisted of the following (in millions):

Consolidated
							2013 Net
							Gain/(Loss)
	Consolidated		Non-		Credit		on Foreign
	Assets	Mortgage	Controlling		Facility	Net Asset	Currency
Country	(Book Value)	Debt	interest	Net Assets	Draw	Exposure	Exposure (1)
Australia	$123	$(71)	$(11)	$41	$—	$41	$(8)
Brazil	104	—	—	104	—	104	(9)
Canada	114	—	—	114	(100)	14	(1)
Chile	72	—	—	72	—	72	(7)
Mexico	36	—	(17)	19	—	19	—
New Zealand	163	(87)	—	76	—	76	—
United Kingdom	—	—	—	—	(19)	(19)	—
	$612	$(158)	$(28)	$426	$(119)	$307	$(25)

Unconsolidated

		Foreign
		Currency			2013 Net
		Forward			Gain/(Loss )
		Purchase	Credit		on Foreign
	Investment	Contracts	Facility	Net Asset	Currency
	Balance	(notional)	Draw	Exposure	Exposure (1)
European Joint Venture	$374	$(163)	$(102)	$109	$7
Asia/Pacific Joint Venture	20	—	—	20	(3)
	$394	$(163)	$(102)	$129	$4

(1)	Includes a net amount of $(23) million that is included in accumulated other comprehensive income and $2 million recognized during 2013 in our Statement of Operations.

Hedging Instruments. As described above, to manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option foreign currency purchase contracts or designate a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes.

As of December 31, 2013, we have five foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in Europe. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to other comprehensive income (loss) within the equity portion of our balance sheets. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the Euro amount, as applicable, and receive the U.S. dollar amount on the forward sale date.

We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding				Change in Fair Value – All Contracts
	Total Transaction	Total
	Amount in	Transaction	Forward	Gain (Loss)
Transaction	Foreign	Amount	Purchase	Year ended December 31,
Date Range	Currency	in Dollars	Date Range	2013	2012
May 2008-January 2013	€120	$163	May 2014-January 2016	$(5)	$4

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss) within the equity portion of our balance sheet, which adjustments offset a portion of the translation adjustment related to our international investments. The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Year ended December 31,
Currency	US$	Foreign Currency		2013	2012
Canadian dollars (1)	$29	C$	31	$2	$—
Euros	$102		€74	$(5)	$(2)

(1)	We have drawn an additional $71 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

Item 8.      Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Host Hotels & Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9a Controls and Procedures—Internal Control over Financial Reporting of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Host Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 26, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L. P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, Virginia
February 26, 2014

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(in millions, except per share amounts)

	2013	2012
ASSETS
Property and equipment, net	$10,995	$11,588
Due from managers	52	80
Advances to and investments in affiliates	415	347
Deferred financing costs, net	42	53
Furniture, fixtures and equipment replacement fund	173	154
Other	244	319
Restricted cash	32	36
Cash and cash equivalents	861	417
Total assets	$12,814	$12,994

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $371 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,018	$3,569
Credit facility, including the $500 million term loan	946	763
Mortgage debt	709	993
Other	86	86
Total debt	4,759	5,411
Accounts payable and accrued expenses	214	194
Other	389	372
Total liabilities	5,362	5,977

Non-controlling interests - Host Hotels & Resorts, L.P.	190	158

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 754.8 million and 724.6 million shares issued and outstanding, respectively	8	7
Additional paid-in capital	8,492	8,040
Accumulated other comprehensive income (loss)	(9)	12
Deficit	(1,263)	(1,234)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,228	6,825
Non-controlling interests—other consolidated partnerships	34	34
Total equity	7,262	6,859
Total liabilities, non-controlling interests and equity	$12,814	$12,994

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

(in millions, except per common share amounts)

	2013	2012	2011
REVENUES
Rooms	$3,317	$3,082	$2,849
Food and beverage	1,503	1,419	1,336
Other	295	287	279
Owned hotel revenues	5,115	4,788	4,464
Other revenues	51	271	250
Total revenues	5,166	5,059	4,714
EXPENSES
Rooms	894	836	780
Food and beverage	1,095	1,049	993
Other departmental and support expenses	1,249	1,219	1,179
Management fees	222	199	181
Other property-level expenses	376	576	554
Depreciation and amortization	697	722	609
Corporate and other expenses	121	107	111
Gain on insurance settlements	—	(11)	(2)
Total operating costs and expenses	4,654	4,697	4,405
OPERATING PROFIT	512	362	309
Interest income	4	23	20
Interest expense	(304)	(373)	(371)
Net gains on property transactions and other	33	13	7
Gain (loss) on foreign currency transactions and derivatives	3	(4)	3
Equity in earnings (losses) of affiliates	(17)	2	4
INCOME (LOSS) BEFORE INCOME TAXES	231	23	(28)
Benefit (provision) for income taxes	(21)	(31)	1
INCOME (LOSS) FROM CONTINUING OPERATIONS	210	(8)	(27)
Income from discontinued operations, net of tax	115	71	11
NET INCOME (LOSS)	325	63	(16)
Less: Net (income) loss attributable to non-controlling interests	(8)	(2)	1
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$317	$61	$(15)
Basic earnings (loss) per common share:
Continuing operations	$.27	$(.01)	$(.04)
Discontinued operations	.16	.09	.02
Basic earnings (loss) per common share	$.43	$.08	$(.02)
Diluted earnings (loss) per common share:
Continuing operations	$.27	$(.01)	$(.04)
Discontinued operations	.15	.09	.02
Diluted earnings (loss) per common share	$.42	$.08	$(.02)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
NET INCOME (LOSS)	$325	$63	$(16)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(18)	20	(27)
Change in fair value of derivative instruments	(3)	(7)	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(21)	13	(26)
COMPREHENSIVE INCOME (LOSS)	304	76	(42)
Less: Comprehensive (income) loss attributable to non-controlling interests	(8)	(2)	1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$296	$74	$(41)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBISIDARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2013, 2012 and 2011

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-controlling Interest of Other Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P.
675.6	Balance, December 31, 2010	$7	$7,236	$25	$(965)	$29	$191
—	Net loss	—	—	—	(15)	(1)	—
—	Other changes in ownership	—	33	—	—	—	(33)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(27)	—	—	—
—	Change in fair value of derivative instruments	—	—	1	—	—	—
27.9	Common stock issuances	—	459	—	—	—	—
—	Common OP unit issuances	—	—	—	—	—	6
1.3	Comprehensive stock and employee stock purchase plans	—	17	—	—	—	—
—	Common stock dividends	—	—	—	(99)	—	—
0.3	Redemptions of limited partner interests for common stock	—	5	—	—	—	(5)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	12	—
—	Distributions to non-controlling interests	—	—	—	—	(4)	(1)
705.1	Balance, December 31, 2011	$7	$7,750	$(1)	$(1,079)	$36	$158
—	Net income	—	—	—	61	1	1
—	Other changes in ownership	—	(12)	—	—	—	12
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	20	—	—	—
—	Change in fair value of derivative instruments	—	—	(7)	—	—	—
17.5	Common stock issuances	—	274	—	—	—	—
1.4	Comprehensive stock and employee stock purchase plans	—	18	—	—	—	—
—	Common stock dividends	—	—	—	(216)	—	—
0.6	Redemptions of limited partner interests for common stock	—	10	—	—	—	(10)
—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	1	—
—	Distributions to non-controlling interests	—	—	—	—	(4)	(3)
724.6	Balance, December 31, 2012	$7	$8,040	$12	$(1,234)	$34	$158
—	Net income	—	—	—	317	4	4
—	Other changes in ownership	—	(38)	—	—	(3)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	—	—
—	Change in fair value of derivative instruments	—	—	(3)	—	—	—
28.7	Common stock issuances	1	476	—	—	—	—
1.2	Comprehensive stock and employee stock purchase plans	—	8	—	—	—	—
—	Common stock dividends	—	—	—	(346)	—	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	(6)
—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	7	—
—	Distributions to non-controlling interests	—	—	—	—	(8)	(4)
754.8	Balance, December 31, 2013	$8	$8,492	$(9)	$(1,263)	$34	$190

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$325	$63	$(16)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(97)	(48)	—
Depreciation	10	32	46
Depreciation and amortization	697	722	609
Amortization of finance costs, discounts and premiums, net	25	13	30
Non-cash loss on extinguishment of debt	13	9	4
Stock compensation expense	18	16	19
Deferred income taxes	6	17	(11)
Net gains on property transactions and other	(33)	(13)	(7)
(Gain) loss on foreign currency transactions and derivatives	(3)	4	(3)
Gain on property insurance settlement	—	(2)	—
Equity in (earnings) losses of affiliates	17	(2)	(4)
Change in due from managers	21	(42)	—
Changes in other assets	39	11	(8)
Changes in other liabilities	(19)	1	3
Cash provided by operating activities	1,019	781	662

INVESTING ACTIVITIES
Proceeds from sales of assets, net	643	160	46
Acquisitions	(166)	(441)	(1,047)
Deferred sale proceeds received from HPT	—	51	—
Advances to and investments in affiliates	(74)	(132)	(49)
Return on investment	—	3	—
Return on mortgage loan investment	—	82	1
Capital expenditures:
Renewals and replacements	(303)	(366)	(327)
Redevelopment and acquisition-related investments	(133)	(272)	(215)
New development	(19)	(6)	—
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(23)	16	4
Property insurance proceeds	—	19	11
Cash used in investing activities	(75)	(886)	(1,576)

FINANCING ACTIVITIES
Financing costs	(4)	(18)	(23)
Issuances of debt	550	900	955
Draws on credit facility	393	231	153
Term loan issuance	—	500	—
Repayment on credit facility	(207)	(89)	(90)
Repurchase/redemption of senior notes	(801)	(1,795)	(404)
Mortgage debt prepayments and scheduled maturities	(411)	(113)	(210)
Scheduled principal repayments	(2)	(2)	(5)
Issuance of common stock	303	274	323
Dividends on common stock	(313)	(187)	(70)
Contributions from non-controlling interests	7	1	1
Distributions to non-controlling interests	(12)	(7)	(5)
Change in restricted cash for financing activities	4	—	3
Cash provided by (used in) financing activities	(493)	(305)	628
Effects of exchange rate changes on cash held	(7)	1	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	444	(409)	(287)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826	1,113
CASH AND CASH EQUIVALENTS, END OF PERIOD	$861	$417	$826

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2013, 2012 and 2011

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2013, 2012 and 2011, Host Inc. issued approximately 0.3 million, 0.6 million and 0.3 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $6  million, $10 million and $5 million, respectively.

In March 2013, holders of approximately $174 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

In November 2012, we contributed land with a book value of $11 million and a fair value of $36 million to a joint venture with Hyatt Residential Group to develop a vacation ownership project in Maui, Hawaii. We recorded an initial investment of $8 million related to our 67% ownership in the joint venture and a gain of $8 million related to the portion of the land attributable to Hyatt Residential Group’s 33% interest, for which we received cash of $12 million.

In June 2011, holders of approximately $134 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 8.8 million shares of Host Inc. common stock.

On June 28, 2011, we transferred the Le Méridien Piccadilly to the Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. We also transferred the capital lease asset and corresponding liability associated with the building, each valued at £38 million ($61 million), to the Euro JV Fund II. We retained a 33.4% interest in the property through our general and limited partner interests in the Euro JV Fund II and received cash proceeds on the transfer of £25 million ($40 million).

On April 29, 2011, we acquired a 75% controlling interest in the Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt.

On March 17, 2011, we acquired the Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host Hotels & Resorts, L.P. issued approximately 0.3 million OP units valued at approximately $6 million.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(in millions)

	2013	2012
ASSETS
Property and equipment, net	$10,995	$11,588
Due from managers	52	80
Advances to and investments in affiliates	415	347
Deferred financing costs, net	42	53
Furniture, fixtures and equipment replacement fund	173	154
Other	244	319
Restricted cash	32	36
Cash and cash equivalents	861	417
Total assets	$12,814	$12,994

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $371 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,018	$3,569
Credit facility, including the $500 million term loan	946	763
Mortgage debt	709	993
Other	86	86
Total debt	4,759	5,411
Accounts payable and accrued expenses	214	194
Other	389	372
Total liabilities	5,362	5,977

Limited partnership interests of third parties	190	158

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,236	6,812
Accumulated other comprehensive income (loss)	(9)	12
Total Host Hotels & Resorts, L.P. capital	7,228	6,825
Non-controlling interests—consolidated partnerships	34	34
Total capital	7,262	6,859
Total liabilities, limited partnership interest of third parties and capital	$12,814	$12,994

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2013, 2012 and 2011

(in millions, except per common unit amounts)

	2013	2012	2011
REVENUES
Rooms	$3,317	$3,082	$2,849
Food and beverage	1,503	1,419	1,336
Other	295	287	279
Owned hotel revenues	5,115	4,788	4,464
Other revenues	51	271	250
Total revenues	5,166	5,059	4,714
EXPENSES
Rooms	894	836	780
Food and beverage	1,095	1,049	993
Other departmental and support expenses	1,249	1,219	1,179
Management fees	222	199	181
Other property-level expenses	376	576	554
Depreciation and amortization	697	722	609
Corporate and other expenses	121	107	111
Gain on insurance settlements	—	(11)	(2)
Total operating costs and expenses	4,654	4,697	4,405
OPERATING PROFIT	512	362	309
Interest income	4	23	20
Interest expense	(304)	(373)	(371)
Net gains on property transactions and other	33	13	7
Gain (loss) on foreign currency transactions and derivatives	3	(4)	3
Equity in earnings (losses) of affiliates	(17)	2	4
INCOME (LOSS) BEFORE INCOME TAXES	231	23	(28)
Benefit (provision) for income taxes	(21)	(31)	1
INCOME (LOSS) FROM CONTINUING OPERATIONS	210	(8)	(27)
Income from discontinued operations, net of tax	115	71	11
NET INCOME (LOSS)	325	63	(16)
Less: Net (income) loss attributable to non-controlling interests	(4)	(1)	1
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$321	$62	$(15)
Basic earnings (loss) per common unit:
Continuing operations	$.28	$(.01)	$(.04)
Discontinued operations	.15	.10	.02
Basic earnings (loss) per common unit	$.43	$.09	$(.02)
Diluted earnings (loss) per common unit:
Continuing operations	$.28	$(.01)	$(.04)
Discontinued operations	.15	.10	.02
Diluted earnings (loss) per common unit	$.43	$.09	$(.02)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
NET INCOME (LOSS)	$325	$63	$(16)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(18)	20	(27)
Change in fair value of derivative instruments	(3)	(7)	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(21)	13	(26)
COMPREHENSIVE INCOME (LOSS)	304	76	(42)
Less: Comprehensive (income) loss attributable to non-controlling interests	(4)	(1)	1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$300	$75	$(41)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBISIDARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2013, 2012 and 2011

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties
661.4	Balance, December 31, 2010	$1	$6,276	$25	$29	$191
—	Net loss	—	(15)	—	(1)	—
—	Other changes in ownership	—	33	—	—	(33)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(27)	—	—
—	Change in fair value of derivative instruments	—	—	1	—	—
27.3	Common OP unit issuances	—	460	—	—	6
1.3	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	17	—	—	—
—	Distributions on common OP units	—	(99)	—	—	(1)
0.3	Redemptions of limited partnership interests of third parties	—	5	—	—	(5)
—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	12	—
—	Distributions to non-controlling interests	—	—	—	(4)	—
690.3	Balance, December 31, 2011	$1	$6,677	$(1)	$36	$158
—	Net income	—	61	—	1	1
—	Other changes in ownership	—	(12)	—	—	12
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	20	—	—
—	Change in fair value of derivative instruments	—	—	(7)	—	—
17.1	Common OP unit issuances	—	274	—	—	—
1.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	18	—	—	—
—	Distributions on common OP units	—	(216)	—	—	(3)
0.6	Redemptions of limited partnership interests of third parties	—	10	—	—	(10)
—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	1	—
—	Distributions to non-controlling interests	—	—	—	(4)	—
709.4	Balance, December 31, 2012	$1	$6,812	$12	$34	$158
—	Net income	—	317	—	4	4
—	Other changes in ownership	—	(38)	—	(3)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	—
—	Change in fair value of derivative instruments	—	—	(3)	—	—
28.1	Common OP unit issuances	—	477	—	—	—
1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	8	—	—	—
—	Distributions on common OP units	—	(346)	—	—	(4)
0.3	Redemptions of limited partnership interests of third parties	—	6	—	—	(6)
—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	7	—
—	Distributions to non-controlling interests	—	—	—	(8)	—
738.9	Balance, December 31, 2013	$1	$7,236	$(9)	$34	$190

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(in millions)

	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$325	$63	$(16)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(97)	(48)	—
Depreciation	10	32	46
Depreciation and amortization	697	722	609
Amortization of finance costs, discounts and premiums, net	25	13	30
Non-cash loss on extinguishment of debt	13	9	4
Stock compensation expense	18	16	19
Deferred income taxes	6	17	(11)
Net gains on property transactions and other	(33)	(13)	(7)
(Gain) loss on foreign currency transactions and derivatives	(3)	4	(3)
Gain on property insurance settlement	—	(2)	—
Equity in (earnings) losses of affiliates	17	(2)	(4)
Change in due from managers	21	(42)	—
Changes in other assets	39	11	(8)
Changes in other liabilities	(19)	1	3
Cash provided by operating activities	1,019	781	662

INVESTING ACTIVITIES
Proceeds from sales of assets, net	643	160	46
Acquisitions	(166)	(441)	(1,047)
Deferred sale proceeds received from HPT	—	51	—
Advances to and investments in affiliates	(74)	(132)	(49)
Return on investment	—	3	—
Return on mortgage loan investment	—	82	1
Capital expenditures:
Renewals and replacements	(303)	(366)	(327)
Redevelopment and acquisition-related investments	(133)	(272)	(215)
New development	(19)	(6)	—
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(23)	16	4
Property insurance proceeds	—	19	11
Cash used in investing activities	(75)	(886)	(1,576)

FINANCING ACTIVITIES
Financing costs	(4)	(18)	(23)
Issuances of debt	550	900	955
Draws on credit facility	393	231	153
Term loan issuance		500	—
Repayment on credit facility	(207)	(89)	(90)
Repurchase/redemption of senior notes	(801)	(1,795)	(404)
Mortgage debt prepayments and scheduled maturities	(411)	(113)	(210)
Scheduled principal repayments	(2)	(2)	(5)
Issuance of common OP units	303	274	323
Distributions on common OP units	(317)	(190)	(71)
Contributions from non-controlling interests	7	1	1
Distributions to non-controlling interests	(8)	(4)	(4)
Change in restricted cash for financing activities	4	—	3
Cash provided by (used in) financing activities	(493)	(305)	628
Effects of exchange rate changes on cash held	(7)	1	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	444	(409)	(287)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826	1,113
CASH AND CASH EQUIVALENTS, END OF PERIOD	$861	$417	$826

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2013, 2012 and 2011, non-controlling partners converted common operating partnership units (“OP units”) valued at $6 million, $10 million and $5 million, respectively, in exchange for 0.3 million, 0.6 million and 0.3 million shares, respectively, of Host Inc. common stock.

In March 2013, holders of approximately $174 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock. In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 11.5 million common OP units.

In November 2012, we contributed land with a book value of $11 million and a fair value of $36 million to a joint venture with Hyatt Residential Group to develop a vacation ownership project in Maui, Hawaii. We recorded an initial investment of $8 million related to our 67% ownership in the joint venture and a gain of $8 million related to the portion of the land attributable to Hyatt Residential Group’s 33% interest, for which we received cash of $12 million.

In June 2011, holders of approximately $134 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 8.8 million shares of Host Inc. common stock.  In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 8.6 common OP units.

On June 28, 2011, we transferred the Le Méridien Piccadilly to the Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. We also transferred the capital lease asset and corresponding liability associated with the building, each valued at £38 million ($61 million), to the Euro JV Fund II. We retained a 33.4% interest in the property through our general and limited partner interests in the Euro JV Fund II and received cash proceeds on the transfer of £25 million ($40 million).

On April 29, 2011, we acquired a 75% controlling interest in the Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt.

On March 17, 2011, we acquired the Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host Hotels & Resorts, L.P. issued approximately 0.3 million OP units valued at approximately $6 million.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through Host Hotels & Resorts, L.P. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc. and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. holds approximately 98.7% of Host L.P.’s partnership interests, or OP units.

Consolidated Portfolio

As of December 31, 2013, the hotels in our consolidated portfolio are located in the following countries:

Hotels
United States	100
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7
Total	115

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (8 hotels).

As of December 31, 2013, the Euro JV hotels are located in the following countries:

Hotels
Belgium	3
France	4
Germany	1
Italy	3
Poland	1
Spain	2
Sweden	1
The Netherlands	2
United Kingdom	2
Total	19

Asia/Pacific Joint Venture

We have a 25% non-controlling interest in a joint venture in Asia (“Asia/Pacific JV”) that owns the 278-room Four Points by Sheraton, Perth, in Australia. The Asia/Pacific JV also has a non-controlling interest in a joint venture in India that is investing in seven hotels, two in Bangalore and five that are in various stages of development.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of Host Inc., Host L.P. and their subsidiaries and controlled affiliates, including joint ventures and partnerships. We consolidate subsidiaries when we have the ability

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to direct the activities that most significantly impact the economic performance of the entity. For those partnerships and joint ventures where we are the general partner, we review the rights of the limited partners to determine if those rights would overcome the presumption of control as the general partner. Limited partner rights which would overcome presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause and substantive participating rights over activities considered most significant to the business of the partnership or joint venture, primarily voting rights.

We also evaluate our subsidiaries to determine if they are variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We review our subsidiaries at least annually to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics of these entities.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture, fixtures and equipment replacement, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions, and a reserve required for potential legal damages. For purposes of the statements of cash flows, changes in restricted cash caused by changes in required legal reserves are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures and equipment replacement are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements and are reflected in cash flows from financing activities.

Property and Equipment

Generally, property and equipment is recorded at cost. For properties we develop, cost includes interest and real estate taxes incurred during construction. For property and equipment acquired in a business combination, we record the assets based on their fair value as of the acquisition date. Replacements and improvements and capital leases are capitalized, while repairs and maintenance are expensed as incurred. We depreciate our property and equipment using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We capitalize certain inventory (such as china, glass, silver, linen) at the time of a hotel opening or acquisition, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts are then amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when placed in service.

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which generally is funded with 5% of property revenues.

We analyze our consolidated properties for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of the future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable. For impaired assets, we record an impairment expense equal to the excess of the asset’s carrying value over its fair value. In the evaluation of the impairment of our assets, we make

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

many assumptions and estimates, including assumptions of the projected cash flows, both from operations and the eventual disposition, the expected useful life and holding period of the asset, the future required capital expenditures and fair values, including consideration of capitalization rates, discount rates and comparable selling prices, as well as available third-party appraisals. During 2013 and 2012, we recognized impairment expenses of $1 million and $60 million, respectively, each on one property, which impairment expenses are included in depreciation and amortization, based on changes in estimated holding periods.

We perform a similar analysis for our equity method investments for impairment based on the occurrence of triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we generally will have few observable inputs and will determine fair value based on a discounted cash flow analysis of the investment, as well as consideration of the impact of other elements (i.e. control premiums, etc.). If an equity method investment is impaired and that impairment is determined to be other than temporary, an expense is recorded for the difference between the fair value and the carrying value of the investment.

We will classify a hotel as held for sale when the sale thereof is probable, will be completed within one year and actions to complete the sale unlikely are to change or that the sale will not occur. We typically classify assets as held for sale when Host Inc.’s Board of Directors has approved the sale, a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will cease recording depreciation and will record an impairment expense if the fair value less costs to sell is less than the carrying amount of the hotel. We will classify the impairment expense, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statements of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities, when incurred, which generally is upon acquisition, construction, or development and/or through the normal operation of the asset, if sufficient information exists with which to reasonably estimate the fair value of the obligation.

Intangible Assets and Liabilities

In conjunction with our acquisitions, we may identify intangible assets and liabilities. Identifiable intangible assets and liabilities typically include contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets and liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2013, we consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $34 million as of December 31, 2013 and 2012. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at the end of, but not prior to, the finite life. At December 31, 2013 and 2012, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $68 million and $65 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income (loss) attributable to non-controlling interests of third parties is $4 million, $1 million and $(1) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Host Inc.’s treatment of the non-controlling interests of Host L.P. Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on its historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. We have estimated that the redemption value is equivalent to the number of shares issuable upon conversion of the OP units currently owned by unrelated third parties (one OP unit

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may be exchanged for 1.021494 shares of Host Inc. common stock) valued at the market price of Host Inc. common stock at the balance sheet date. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	As of December 31,
	2013	2012
OP units outstanding (millions)	9.5	9.9
Market price per Host Inc. common share	$19.44	$15.67
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$190	$158
Historical cost (millions)	95	96
Book value (millions) (1)	190	158

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $4 million, $1 million and $(0.2) million for 2013, 2012 and 2011, respectively.

Distributions from Investments in Affiliates

We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.

Income Taxes

Host Inc. has elected to be treated as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its revenues) generally is not subject to federal and state income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition to paying federal and state income tax on any retained income, one of our subsidiary REITs is subject to a tax on “built-in gains” on sales of certain assets. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign income tax. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of our taxable REIT subsidiaries, state, local, and foreign income and franchise taxes incurred by Host L.P.

Under the partnership agreement, Host L.P. generally is required to reimburse Host Inc. for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Inc. and its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, capital loss, and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes.  We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method.

Foreign Currency Translation

As of December 31, 2013, our international operations consist of hotels located in Australia, Brazil, Canada, Chile, Mexico, and New Zealand, as well as investments in the Euro JV and the Asia/Pacific JV. The financial statements of these hotels and our investments therein are maintained in their functional currency and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

Foreign currency transactions are recorded in the functional currency for each entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at period end exchange rates. The resulting exchange differences are recorded in gain (loss) on foreign currency transactions and derivatives on the accompanying consolidated statements of operations, except when recorded in other comprehensive income (loss) as qualifying net investment hedges.

Derivative Instruments

We are subject to market exposures in several aspects of our business and may enter into derivative instruments in order to hedge the effect of these market exposures on our operations. Potential market exposures for which we may use derivative instruments to hedge include: (i) changes in the fair value of our international investments due to fluctuations in currency exchange rates, (ii) changes in the fair value of our fixed-rate debt due to changes in the underlying interest rates, and (iii) variability in interest payments due to changes in the underlying interest rate for our floating-rate debt. Prior to entering into the derivative instrument, we evaluate whether the transaction will qualify for hedge accounting and continue to evaluate hedge effectiveness throughout the life of the instrument. Derivative instruments that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to net income (loss) or other comprehensive income (loss), based on the applicable hedge accounting guidance. We incorporate credit valuation adjustments to reflect, as applicable, our own nonperformance risk or the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and accumulated guarantees.

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2013	2012
Gain on foreign currency forward contracts	$—	$5
Loss on interest rate swap cash flow hedges	(2)	(4)
Foreign currency translation	(7)	11
Total accumulated other comprehensive income (loss)	$(9)	$12

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no material amounts reclassified out of accumulated other comprehensive income (loss) to net income for the year ended December 31, 2013. During 2012, we reclassified a net gain of $2 million that previously had been recognized in gain on foreign currency forward sale contracts in other comprehensive income related to two foreign currency denominated subsidiaries that were substantially liquidated during the year and recognized such gain in gain (loss) on foreign currency transactions and derivatives on our consolidated statement of operations.

Revenues

Our results of operations include revenues and expenses of our hotels. Revenues are recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations.

Fair Value Measurement

In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (“observable inputs”) and a reporting entity’s own assumptions about market data (“unobservable inputs”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction (an “exit price”). Assets and liabilities are measured using inputs from three levels of the fair value hierarchy. The three levels are as follows:

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions occur with sufficient frequency and volume to provide pricing on an ongoing basis.

Level 2 — Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means.

Level 3 — Unobservable inputs reflect our assumptions about the pricing of an asset or liability when observable inputs are not available.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings (loss) per common share is shown below (in million, except per share amounts):

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$325	$63	$(16)
Less: Net (income) loss attributable to non-controlling interests	(8)	(2)	1
Net income (loss) attributable to Host Inc.	$317	$61	$(15)
Diluted income (loss) attributable to Host Inc.	$317	$61	$(15)

Basic weighted average shares outstanding	744.4	718.2	693.0
Diluted weighted average shares outstanding (1)	747.9	719.6	693.0

Basic earnings (loss) per common share	$.43	$.08	$(.02)
Diluted earnings (loss) per common share	$.42	$.08	$(.02)

(1)

There are 30 million, 40 million and 47 million potentially dilutive shares for our exchangeable senior debentures and shares granted under comprehensive stock plans which were not included in the computation of diluted EPS as of December 31, 2013, 2012 and 2011, respectively, because to do so would have been anti-dilutive for the period.

Host L.P. Earnings (Loss) Per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) attributable to common unitholders by the weighted average number of common units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) attributable to common unitholders, as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

The calculation of basic and diluted earnings (loss) per common unit is shown below (in million, except per unit amounts):

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$325	$63	$(16)
Less: Net (income) loss attributable to non-controlling interests	(4)	(1)	1
Net income (loss) attributable to Host L.P.	$321	$62	$(15)
Diluted income (loss) attributable to Host L.P.	$322	$62	$(15)

Basic weighted average shares outstanding	738.4	713.3	688.9
Diluted weighted average shares outstanding (1)	741.9	714.6	688.9

Basic earnings (loss) per common unit	$.43	$.09	$(.02)
Diluted earnings (loss) per common unit	$.43	$.09	$(.02)

(1)

There are 29 million, 40 million and 46 million potentially dilutive units for our exchangeable senior debentures and for units distributable to Host Inc. for Host Inc. shares granted under comprehensive stock plans which were not included in the computation of diluted earnings per unit as of December 31, 2013, 2012 and 2011, respectively, because to do so would have been anti-dilutive for the period.

Share-Based Payments

At December 31, 2013, Host Inc. maintained two stock-based employee compensation plans. Upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. These liabilities are included in the consolidated financial statements for Host Inc. and Host L.P.
Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts due or payable under our derivative contracts. At December 31, 2013 and December 31, 2012, our exposure risk related to our derivative instruments totaled $4 million and $14 million, respectively, and the counterparties to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $554 million available under our credit facility is spread among a diversified group of investment grade financial institutions. Following a repayment subsequent to year-end, we have $779 million available under our credit facility.

Business Combinations

We recognize identifiable assets acquired, liabilities assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. Capital lease obligations that are assumed as part of the acquisition of a leasehold interest are fair valued and included as debt on the accompanying balance sheet and we will record the corresponding capital lease assets. In certain situations, a deferred tax liability is recognized due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2.	Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2013	2012
Land and land improvements	$1,973	$1,996
Buildings and leasehold improvements	13,435	13,665
Furniture and equipment	2,223	2,227
Construction in progress	176	199
	17,807	18,087
Less accumulated depreciation and amortization	(6,812)	(6,499)
	$10,995	$11,588

The aggregate cost of real estate for federal income tax purposes is approximately $10.7 billion at December 31, 2013.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments in Affiliates

We own investments in joint ventures that are accounted for under the equity method of accounting. The debt of the Euro JV and Asia/Pacific JV is non-recourse to, and not guaranteed by, us. The debt of the Maui JV and Hyatt Place JV is jointly and severally guaranteed by the partners of the joint ventures. Investments in affiliates consist of the following (in millions):

	As of December 31, 2013
	Ownership	Our	Our Portion
	Interests	Investment	of Debt	Total Debt	Assets
Euro JV	32.1% - 33.4%	$374	$444	$1,363	Nineteen hotels in Europe
Asia/Pacific JV	25%	20	10	39	One hotel in Australia and a 36% interest in two operating hotels and five hotels under development in India
Maui JV	67%	16	34	50	131-unit vacation ownership project in Maui, Hawaii
Hyatt Place JV	50%	5	12	24	One hotel in Nashville, Tennessee
Total		$415	$500	$1,476

	As of December 31, 2012
	Ownership	Our	Our Portion
	Interests	Investment	of Debt	Total Debt	Assets
Euro JV	32.1% - 33.4%	$305	$443	$1,360	Nineteen hotels in Europe
Asia/Pacific JV	25%	22	11	44	One hotel in Australia and a 36% interest in two operating hotels and five hotels under development in India
Maui JV	67%	15	7	10	131-unit vacation ownership project in Maui, Hawaii
Hyatt Place JV	50%	5	—	—	One hotel under development in Nashville, Tennessee
Total		$347	$461	$1,414

European Joint Venture

We own general and limited partner interests in the Euro JV that consists of two separate funds, with the other partners thereof including APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We have a combined 32.1% ownership interest of Euro JV Fund I and a combined 33.4% interest of Euro JV Fund II. We do not consolidate the Euro JV due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets. The joint venture agreement expires in 2021, subject to two one-year extensions. As of December 31, 2013, the total assets of the Euro JV are approximately €1.9 billion ($2.6 billion). As asset manager of the Euro JV funds, we earn asset management fees based on the amount of equity commitments and equity invested, which in 2013, 2012 and 2011 were approximately $15 million, $13 million and $11 million, respectively.

As of December 31, 2013, the partners have funded approximately €631 million, or 91%, of the total equity commitment for Euro JV Fund I and €369 million, or 82%, of the total equity commitment for Euro JV Fund II. On April 17, 2013 and June 25, 2013, the Euro JV partners executed amendments of the Euro JV partnership agreement in order to provide the funds necessary for a €95 million principal reduction associated with the refinancing of a mortgage loan secured by a portfolio of six properties, as well as to provide funds for general joint venture purposes, to extend the commitment period of Euro JV Fund I to December 2015 and to extend the commitment period of Euro JV Fund II by one year to June 2014 through the exercise of the extension option. The partners expect to utilize the remaining equity commitment for Euro JV Fund I for capital expenditures and financing needs.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 29, 2013, Euro JV Fund II acquired the 465-room Sheraton Stockholm Hotel in Sweden, for approximately €102 million ($135 million). In connection with the acquisition, the Euro JV entered into a €61 million ($81 million) mortgage loan with an interest rate of 5.67% that matures in 2018. We contributed approximately €14 million ($19 million) to the Euro JV in connection with this acquisition, funded through a draw on our credit facility.

On October 22, 2013, Euro JV Fund II sold the Courtyard Paris La Defense West – Colombes for €19 million ($26 million) plus certain customary closing adjustments and recognized a gain of approximately €1.7 million ($2.3 million). In connection with the sale, the Euro JV repaid the associated €10.4 million ($14.4 million) mortgage.

The Euro JV has €989 million ($1,363 million) of mortgage debt, including debt incurred in its recent acquisitions, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. On June 20, 2013, the Euro JV refinanced a mortgage loan secured by six properties, extending the maturity date to 2016, with a one year extension option subject to meeting certain conditions. The loan has a fixed and floating rate component with an initial interest rate of 4.5%. In connection with the refinancing, the joint venture reduced the outstanding principal amount of the mortgage loan from €337 million ($446 million) to €242 million ($320 million). We funded our portion of the principal reduction, as well as certain closing costs and other funding requirements, through a €37 million ($48 million) draw on our credit facility.

We have entered into five foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between May 2014 and January 2016. We have hedged €194 million (approximately $265 million) of our investment through these contracts and designated draws under our credit facility in Euros. See Note 12 – “Fair Value Measurement” for further information.

Our unconsolidated investees assess impairment of real estate properties based on whether estimated undiscounted future cash flows from each individual property are less than its carrying value. If a property is impaired, an expense is recorded for the difference between the fair value and the carrying value of the hotel. In 2013, we recognized an expense of approximately $15 million reflecting our share of the impairment of one such property in equity in earnings (losses) of affiliates.

Asia/Pacific Joint Venture

We own a 25% general and limited partner interest in the Asia/Pacific JV, with the other partner thereof including RECO Hotels JV Private Limited, an affiliate of GIC RE. The Asia/Pacific JV may be terminated after a period of seven years, which occurs in March of 2015. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for the equity contributions to the joint venture expired in March of 2012. As a result, unanimous approval of the joint-holding companies is necessary to fund additional acquisitions. Certain funding commitments remain, however, related to existing investments.

As of December 31, 2013, the Asia/Pacific JV partners have invested approximately $73 million (of which our share was $18 million) in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. This joint venture owns two hotels in Bangalore and is developing five properties in Chennai and Delhi. The hotels will be managed by Accor under the Pullman, ibis and Novotel brands.

Other Investments

Maui Joint Venture. On November 9, 2012, we entered into a joint venture with an affiliate of Hyatt Residential Group (the “Maui JV”) to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa. We have a 67% ownership interest in the Maui JV, which is a non-controlling interest as a result of the significant economic rights held by the Hyatt member, which also is the managing member. The development costs are being funded with a $110 million construction loan and member contributions. As of December 31, 2013, $50.5 million has been drawn on the construction loan. The construction loan is jointly and severally guaranteed by both partners and matures in December 2015. As of December 31, 2013, we have contributed land valued at $36 million, approximately $8 million in pre-formation expenditures and additional capital contributions of $3 million. As of December 31, 2013, the book value of our investment in the Maui JV is $16 million, which represents our portion of the historical cost basis of the land plus the pre-formation expenditures and subsequent contributions.

Hyatt Place Joint Venture. In May 2012, we entered into a 50/50 joint venture agreement with White Lodging Services to develop the 255-room Hyatt Place Nashville Downtown in Tennessee for approximately $43 million, including the purchase of the land. The hotel opened in November 2013. The joint venture has a $34.8 million construction loan for this project, and as of December

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31, 2013, $23.6 million was drawn on this facility. Along with White Lodging Services, we have jointly and severally guaranteed the payment of the loan. The loan matures in May 2015. If the joint venture fails to perform on the loan, White Lodging Services and we are jointly and severally liable for the outstanding loan. As of December 31, 2013 we have invested cash of approximately $6 million for our investment in the joint venture. Due to the significant control rights of our partner, we do not consolidate the joint venture in our financial statements.

Combined Financial Information of Unconsolidated Investees

Combined summarized balance sheet information for our affiliates is as follows (in millions):

	As of December 31,
	2013	2012
Property and equipment, net	$2,480	$2,289
Other assets	376	312
Total assets	$2,856	$2,601
Debt	$1,476	$1,414
Other liabilities	135	164
Equity	1,245	1,023
Total liabilities and equity	$2,856	$2,601

Combined summarized operating results for our affiliates is as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Total revenues	$617	$428	$381
Operating expenses
Expenses	(473)	(346)	(294)
Depreciation and amortization	(112)	(56)	(46)
Operating profit	32	26	41
Interest expense	(59)	(43)	(43)
Gain on disposition	2	—	—
Net loss	$(25)	$(17)	$(2)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2013	2012
Series Q senior notes, with a rate of 6¾% due June 2016	$150	$550
Series T senior notes, with a rate of 9% due May 2017	—	391
Series V senior notes, with a rate of 6% due November 2020	500	500
Series X senior notes, with a rate of 5⅞% due June 2019	497	497
Series Z senior notes, with a rate of 6% due October 2021	300	300
Series B senior notes, with a rate of 5¼% due March 2022	350	350
Series C senior notes, with a rate of 4¾% due March 2023	450	450
Series D senior notes, with a rate of 3¾% due October 2023	400	—
2004 Exchangeable Senior Debentures, with a rate of 3¼% due April 2024	—	175
2009 Exchangeable Senior Debentures, with a rate of 2½% due October 2029	371	356
Total senior notes	3,018	3,569
Credit facility revolver	446	263
Credit facility term loan due July 2017	500	500
Mortgage debt (non-recourse), with an average interest rate of 4.1% and 4.5% at December 31, 2013 and 2012, respectively, maturing through January 2024	709	993
Other	86	86
Total debt	$4,759	$5,411

Senior Notes

General. Under the terms of our senior notes indenture, which includes our Exchangeable Senior Debentures, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all of our subordinated obligations. The face amount of our senior notes as of December 31, 2013 and 2012 was $3.1 billion and $3.6 billion, respectively. The senior notes balance as of December 31, 2013 and 2012 includes discounts of approximately $32 million and $56 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2013, we are in compliance with all of these covenants.

We completed the following senior notes transactions:

—

We redeemed $400 million ($200 million in June 2013 and $200 million in September 2013) of our 6¾% Series Q senior notes due 2016, for an aggregate price of $404 million, using proceeds from debt issuances and asset dispositions. Subsequent to year-end, we redeemed the remaining $150 million of Series Q senior notes for an aggregate price of $152 million.

—

On March 19, 2013, we issued $400 million of our 3 3⁄4% Series D senior notes due October of 2023 for net proceeds of approximately $396 million. The net proceeds from the issuance of the Series D, together with cash on hand, were used to redeem the $400 million of our 9% Series T senior notes due 2017 at an aggregate price of $418 million in May 2013.

—

In March 2013, holders of $174 million face amount of our 3 1⁄4% exchangeable senior debentures (the “2004 Debentures”) elected to exchange their debentures for shares of Host Inc. common stock totaling approximately 11.7 million shares, rather than receive the cash redemption proceeds. In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 11.5 million common OP units. The remaining $1 million of debentures were redeemed for cash.

—	On December 31, 2012, we redeemed $100 million of our 6 3⁄4% Series Q senior notes due 2016 for a redemption price of $102 million.
—

On August 9, 2012, we issued $450 million of our 4 3⁄4% Series C senior notes due 2023 for net proceeds of approximately $443 million. On September 5, 2012, a portion of the proceeds were used to redeem the $250 million of our 6 3⁄8% Series O senior notes due 2015 for a redemption price of $253 million and $150 million of our 6 3⁄4% Series Q senior notes due 2016 for a redemption price of $153 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

—	On August 27, 2012, we redeemed $400 million of our 6 3⁄8% Series O senior notes due 2015 with proceeds from our credit facility term loan at a redemption price of $404 million.
—

On April 16, 2012, the holders of $386 million face amount of 2 5⁄8% exchangeable senior debentures due 2027 (the “2007 Debentures”) exercised their option to require us to repurchase their debentures at par. We redeemed the remaining $2 million in October 2012.

—

On April 13, 2012, we redeemed $250 million of our 6 7⁄8% Series S senior notes due in 2014, and on May 29, 2012, we redeemed the remaining $250 million Series S notes for a total redemption price of $508 million.

—

On March 22, 2012, we issued $350 million of 5 1⁄4% Series A senior notes due 2022. Net proceeds of the offering of approximately $344 million, and available cash, were used to repay the $113 million loan with a 7.5% interest rate secured by the JW Marriott, Washington, D.C. on April 2, 2012, and to redeem $250 million of our 6 7⁄8% Series S senior notes, as noted above. The Series A senior notes were exchanged for Series B senior notes in October 2012. The terms of the Series B senior notes are substantially identical in all respects to those of the Series A senior notes, except that the Series B senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

Exchangeable Debentures. As of December 31, 2013, we have $400 million of 2 1⁄2% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain other subsequent dates. Holders of the 2009 Debentures also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 130% ($17.40) of the exchange price per share for at least 20 of the last 30 consecutive trading days of the calendar quarter or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or part of, any of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the 2009 Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash, or a combination thereof, at our option. Based on Host Inc.’s stock price at December 31, 2013, the 2009 Debentures’ if-converted value would exceed the outstanding principal amount by $181 million. As of December 31, 2013, the closing price of Host Inc.‘s common stock exceeded 130% of the exchange price for more than 20 of 30 consecutive trading days. Therefore, the 2009 Debentures are exchangeable by holders through March 31, 2014. Currently, each $1,000 Debenture would be exchanged for 74.7034 Host Inc. common shares (for an equivalent per share price of $13.39), for a total of 29.9 million shares.

We separately account for the liability and equity components of our 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the 2009 Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the 2009 Debentures, which is the expected life of the debt. However, there is no effect of this accounting treatment on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures at issuance based on an effective interest rate of 6.9%. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance was $316 million and $82 million, respectively. As of December 31, 2013, the debt carrying value and unamortized discount were $371 million and $29 million, respectively.

Interest expense recorded for our exchangeable senior debentures (including interest expense for debentures redeemed in 2013 and 2012) consists of the following (in millions):

	Year ended December 31,
	2013	2012	2011
Contractual interest expense (cash)	$10	$19	$31
Non-cash interest expense due to discount amortization	15	17	31
Total interest expense	$25	$36	$62

Losses on the repurchased debentures are recorded in interest expense in the consolidated financial statements. We evaluated the fair value of the repurchased debentures based on the fair value of the cash flows at the date of the repurchase, discounted at risk

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjusted rates. Based on this calculation, the fair value of our repurchased debentures generally has been greater than the conversion price; therefore, substantially all of the repurchase price was allocated to the debt portion of the debentures.

Authorization for Senior Notes and Exchangeable Senior Debentures Repurchase. Host Inc.’s Board of Directors has authorized repurchases of up to $680 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms), of which $530 million remains available under this authority following our senior notes redemption subsequent to year-end.

Credit Facility. On November 22, 2011, we entered into a new senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and certain other agents and lenders. The amounts outstanding under the prior credit facility were transferred and remain outstanding. Based on our draws at December 31, 2013, we had $554 million of available capacity under our credit facility. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros and British pound sterling of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity date of November 2015, with an option for Host L.P. to extend the term for one additional year, subject to certain conditions, including the payment of an extension fee.

We had the following transactions under this credit facility during 2013 and 2012 (draws used for bridge financing to facilitate transactions are not included in the below discussion):

—	In 2013, we drew $68 million in net proceeds in Euros on the revolver portion of our credit facility, primarily to facilitate acquisitions and a debt refinancing through investment in the Euro JV.
—

In 2013, we also drew $118 million of net proceeds of the revolver portion of our credit facility in U.S. dollars (net of a $7 million repayment of our draw in Australian dollars) primarily to facilitate the redemption of the Series Q senior notes. Subsequent to year-end, $225 million was repaid on the revolver portion of our credit facility and we have $779 million of available capacity.

—	In July 2012, we drew $100 million in net proceeds on the revolver portion of our credit facility to facilitate the acquisition of the Grand Hyatt Washington.
—

In 2012, we also drew $42 million in net proceeds, in various currencies, including the Euro, Canadian dollars and Australian dollars, on the revolver portion of our credit facility, primarily to facilitate acquisitions through investments in our joint ventures.

—

On July 25, 2012, we entered into a $500 million term loan (“Term Loan”) through an amendment of our credit facility. The Term Loan has a five-year maturity and a floating interest rate of LIBOR plus 165 basis points based on our leverage ratio, as defined in our credit facility, at December 31, 2013 (or approximately a 1.8% all-in interest rate).

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan in order to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards related to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2013, we are in compliance with the financial covenants under our credit facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral and Guarantees. The credit facility initially does not include any subsidiary guarantees or pledges of equity interests in our subsidiaries, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges ratably would benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests. As of December 31, 2013, our leverage ratio was 3.2x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. During 2013 and prior years, the margin ranged from 175 to 275 basis points (depending on Host L.P.’s consolidated leverage ratio). Based on our leverage ratio at December 31, 2013 of 3.2x, we would be able to borrow at a rate of LIBOR plus 175 basis points. When using leverage-based pricing, to the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 25 to 35 basis points, depending on our average revolver usage during the applicable period. On and after January 24, 2014, the date on which Host L.P. elected ratings-based pricing, the margin will range from 100 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also will pay a facility fee ranging from 15 to 40 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of January 24, 2014, we will be able to borrow at a rate of LIBOR plus 125 basis points and pay a facility fee of 25 basis points. During 2013 and prior years, the interest rate margin on the Term Loan ranged from 165 to 265 basis points (depending on Host L.P.’s consolidated leverage ratio). On and after January 24, 2014, the date on which Host L.P. elected ratings-based pricing, we will pay interest on the term loan at floating rates plus a margin ranging from 115 to 200 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s unsecured long-term debt rating at January 24, 2014, the margin would be 145 basis points.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on the incurrence of debt and the payment of dividends generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT. Our senior notes and credit facility have cross default provisions that would trigger a default under those agreements if we were to have a payment default or an acceleration prior to maturity of other debt of Host L.P. or its subsidiaries. The amount of other debt in default needs to be above certain thresholds to trigger a cross default and the thresholds are greater for secured debt than unsecured debt. The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts owed under the credit facility may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts owed under the credit facility will become due and payable and the lenders’ commitments will terminate.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2013, we have 12 assets that are secured by mortgage debt, with an average interest rate of 4.1%, that mature between 2014 and 2024. Interest is payable monthly. As of December 31, 2013, we are in compliance with the covenants under all of our mortgage debt obligations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had the following mortgage debt issuances and repayments since January 2012:

			Maturity
Transaction Date	Property	Rate	Date	Amount
Issuances/Assumptions				(in millions)
December 2013	Harbor Beach Marriott Resort & Spa	4.75%	1/1/2024	$150
June 2012	Hyatt Regency Reston (1)	3.3%	7/1/2016	100
Repayments
December 2013	Harbor Beach Marriott Resort & Spa	5.55%	3/1/2014	(134)
December 2013	The Westin Denver Downtown	8.51%	12/11/2023	(31)
May 2013	Orlando World Center Marriott	4.75%	7/1/2013	(246)
April 2012	JW Marriott, Washington, D.C. (2)	7.5%	4/2/2013	(113)

(1)

The floating interest rate is equal to 1-month LIBOR plus 310 basis points. The rate shown reflects the rate in effect at December 31, 2013. We have the option to extend the maturity for one year, subject to certain conditions.

(2)	We prepaid the mortgage including an exit fee of $1 million.

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of
December 31, 2013
2014	$332
2015 (1)	858
2016 (2)	408
2017	540
2018	-
Thereafter	2,650
4,788
Unamortized (discounts) premiums, net	(32)
Fair value hedge adjustment	1
Capital lease obligations	2
$4,759

(1)Includes $225 million outstanding under the credit facility that was repaid in January 2014.

(2)Includes $150 million Series Q senior notes that were repaid in February 2014.

Interest

The following items are included in interest expense (in millions):

	Year ended December 31,
	2013(1)	2012(1)	2011(1)
Interest expense	$304	$373	$371
Amortization of debt premiums/discounts, net (2)	(15)	(18)	(32)
Amortization of deferred financing costs	(10)	(12)	(11)
Non-cash losses on debt extinguishments	(13)	(9)	(4)
Change in accrued interest	16	4	(4)
Interest paid (3)	$282	$338	$320

(1)	Interest expense and interest paid for 2013, 2012 and 2011 includes cash prepayment premiums of approximately $23 million, $21 million and $5 million, respectively.
(2)	Primarily represents the amortization of the debt discount on our Debentures, which is non-cash interest expense.
(3)	Does not include capitalized interest of $6 million, $6 million and $4 million during 2013, 2012 and 2011, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our debt repayments resulted in debt extinguishment costs included in interest expense for 2013, 2012 and 2011 of $36 million, $30 million and $9 million, respectively.

Amortization of property and equipment under capital leases totaled $1 million, $1 million and $3 million for 2013, 2012 and 2011, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 754.8 million and 724.6 million were outstanding as of December 31, 2013 and 2012, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares were outstanding as of December 31, 2013 and 2012.

Capital of Host L.P.

As of December 31, 2013, Host Inc. is the owner of approximately 98.7% of Host L.P.’s common OP units. The remaining 1.3% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2013 and 2012, Host L.P. has 748.4 million and 719.2 million OP units outstanding, respectively, of which Host Inc. held 738.9 million and 709.4 million, respectively.

Issuances of Common Stock and Common OP Units

During 2013, Host Inc. issued 16.9 million shares of common stock, at an average price of $17.78 per share, for net proceeds of approximately $297 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In connection with the common stock issuance, Host L.P. issued 16.5 million common OP units. These issuances completed the capacity under the current agreements.

During March 2013, $174 million of the 2004 Debentures were exchanged for shares of Host Inc. common stock, totaling approximately 11.7 million shares. In connection with the exchange, Host L.P. issued 11.5 million common OP units.

In 2012, Host Inc. issued 17.5 million shares of common stock, at an average price of $15.67 per share, for net proceeds of approximately $271 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In connection with the common stock issuance, Host L.P. issued 17.1 million common OP units.

Dividends/Distributions

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

The dividends that were taxable to our stockholders in 2013 were considered 96.5% ordinary income and 3.5% unrecaptured Section 1250 gain. All dividends that were taxable to our stockholders in 2012 were considered 100% ordinary income. None of such dividends was considered qualified dividends subject to a reduced tax rate.

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2013	2012	2011
Common stock	$.46	$.30	$.14
Common OP units	.470	.306	.143

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 18, 2014, Host Inc.’s Board of Directors authorized a regular quarterly cash dividend of $0.14 per share on Host Inc.’s common stock. The dividend is payable on April 15, 2014 to stockholders of record on March 31, 2014.

6.	Income Taxes

We have recorded a 100% valuation allowance of approximately $44 million against the deferred tax asset related to the net operating loss and asset tax credit carryovers as of December 31, 2013 with respect to our hotel in Mexico. There is a $4 million valuation allowance against the deferred tax asset related to the net operating loss and capital loss carryovers as of December 31, 2013 with respect to our hotels in Canada. There is a $3 million valuation allowance related to the net operating loss incurred by our office in Rio de Janeiro. Finally, there is a $10 million valuation allowance against the deferred tax asset related to the net operating loss carryovers as of December 31, 2013 with respect to certain of our U.S. taxable REIT subsidiaries that acted as lessee pursuant to the terminated HPT leases. We expect that the remaining net operating loss and alternative minimum tax credit carryovers for U.S. federal income tax purposes will be realized. The net decrease and the net increase in the valuation allowance for the year ending December 31, 2013 and December 31, 2012 is approximately $2 million and $16 million, respectively. The primary components of our net deferred tax asset are as follows (in millions):

	As of December 31,
Deferred tax assets	2013	2012
Accrued related party interest	$19	$17
Net operating loss and capital loss carryovers	85	101
Alternative minimum tax credits	5	4
Property and equipment	4	4
Investments in domestic affiliates	3	3
Other	1	2
Deferred revenue	57	54
Total gross deferred tax assets	174	185
Less: Valuation allowance	(61)	(63)
Total deferred tax assets, net of valuation allowance	$113	$122
Deferred tax liabilities
Property and equipment	(21)	(23)
Investments in domestic and foreign affiliates	(6)	(6)
Other	(3)	(3)
Total gross deferred tax liabilities	(30)	(32)
Net deferred tax assets	$83	$90

At December 31, 2013, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryovers of approximately $250 million. We have deferred tax assets related to these loss and tax credit carryovers of approximately $85 million, with a valuation allowance of approximately $61 million. Our net operating loss carryovers expire through 2031, and our foreign capital loss carryovers have no expiration period. Our domestic alternative minimum tax credits have no expiration period and our foreign asset tax credits expire through 2017.

Our U.S. and foreign income (loss) from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2013	2012	2011
U.S. income (loss)	$213	$(22)	$(60)
Foreign income	18	45	32
Total	$231	$23	$(28)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes for continuing operations consists of (in millions):

		Year ended December 31,
		2013	2012	2011
Current	—Federal	$2	$3	$1
	—State	4	1	1
	—Foreign	9	10	8
		15	14	10
Deferred	—Federal	4	11	(11)
	—State	1	1	(2)
	—Foreign	1	5	2
		6	17	(11)
Income tax provision (benefit) – continuing operations		$21	$31	$(1)

The total provision (benefit) for income taxes, including the amounts associated with discontinued operations, was $26 million, $32 million, and ($2) million in 2013, 2012, and 2011, respectively.

The differences between the income tax provision (benefit) calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax provision (benefit) recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Statutory federal income tax provision (benefit) – continuing operations	$81	$8	$(10)
Adjustment for nontaxable (income) loss of Host Inc. – continuing operations	(77)	4	—
State income tax provision (benefit), net	5	2	(1)
Provision for uncertain tax positions	2	2	—
Foreign income tax provision	10	15	10
Income tax provision (benefit) – continuing operations	$21	$31	$(1)

Cash paid for income taxes, net of refunds received, was $17 million, $12 million, and $8 million in 2013, 2012, and 2011, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2013	2012
Balance at January 1	$3	$5
Reduction due to expiration of certain statutes of limitation	—	(4)
Other increases (decreases)	2	2
Balance at December 31	$5	$3

All of such uncertain tax position amount, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year.

We expect an increase to the balance of unrecognized tax benefits within 12 months of the reporting date of approximately $2 million. As of December 31, 2013, the tax years that remain subject to examination by major tax jurisdictions generally include 2010-2013.

There were no material interest or penalties recognized for the years ended December 31, 2013, 2012 and 2011.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Vornado Lease

On July 30, 2012, we leased the retail and signage components of the New York Marriott Marquis to Vornado Realty Trust (“Vornado”). Vornado will redevelop and expand the existing retail space and a portion of the parking garage into a high-end retail space, as well as create a six-story, block front, LED signage. The lease has a 20-year term and, over the term of the lease, each party has options that, if exercised, would result in ownership of the retail space being conveyed to Vornado at a price based on the future cash flow of the leased property. Minimum rental revenue is recognized on a straight-line basis over the term of the lease. The future minimum rental revenue under the non-cancelable lease is $12.5 million on an annual basis. Percentage rent is accrued when the specified income targets have been met.

Ground Leases

As of December 31, 2013, all or a portion of 36 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

Hospitality Properties Trust

We owned a leasehold interest in 53 Courtyard by Marriott and 18 Residence Inn by Marriott properties, which properties were sold to Hospitality Properties Trust (“HPT”) and leased back to us in 1995 and 1996. In connection with our conversion to a REIT, we entered into subleases with a subsidiary of Barceló Crestline Corporation (“Barceló”) for these properties and Barceló guaranteed rent payments to HPT as part of the sublease. We terminated the subleases effective July 6, 2010 and resumed acting as owner under the management agreements. Effective upon termination of the subleases, we recorded the operations of the hotels as opposed to rental income.

We terminated the master lease with HPT on the 18 Residence Inn properties effective December 31, 2010 and received $17.2 million of deferred proceeds related to the initial sale and additional amounts held in the tenant collection account. We terminated the lease on the 53 Courtyard by Marriott properties effective December 31, 2012. At the expiration of the lease in 2012, HPT paid us deferred proceeds related to the initial sale of approximately $51 million. Approximately $11 million related to tenant collections accounts and $5 million for working capital were received in 2013.

Other Lease Information

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $17 million as of December 31, 2013. However, management considers the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes those entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for either as operating or capital leases, depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization expense applicable to capitalized leases is included in depreciation expense.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee (in millions):

	As of December 31, 2013
	Capital	Operating
	Leases	Leases
2014	$1	$45
2015	1	43
2016	—	42
2017	—	42
2018	—	41
Thereafter	—	1,591
Total minimum lease payments	$2	$1,804

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $5 million per year that are payable to us under non-cancelable subleases.

Rent expense is included in other property-level expenses on our consolidated statements of operations and consists of (in millions):

	Year ended December 31,
	2013	2012	2011
Minimum rentals on operating leases	$50	$117	$114
Additional rentals based on sales	32	31	26
Rental payments based on real estate tax assessments	24	23	22
Less: sublease rentals	(3)	(3)	(3)
	$103	$168	$159

8.	Employee Stock Plans

Upon the issuance of Host Inc.’s common stock under either of the two stock-based compensation plans described below, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock awards of Host Inc.’s common stock and options to purchase our common stock and the Employee Stock Purchase Plan (“ESPP”). At December 31, 2013, there were approximately 18 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

We recognize costs resulting from share-based payments in our financial statements over their vesting periods. No compensation cost is recognized for awards for which employees do not render the requisite services. We classify share-based payment awards granted in exchange for employee services as either equity or liability awards. Equity awards are measured based on their fair value as of the date of grant. In contrast, liability awards are re-measured to fair value each reporting period.

During 2013, 2012 and 2011, we recorded stock-based compensation expense of approximately $18 million, $16 million and $19 million, respectively. Shares granted in 2013, 2012 and 2011 totaled 2.2 million, 1.8 million and 0.2 million, respectively, while 1.2 million, 0.9 million and 1.5 million, respectively, vested during those years.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Executive Plan

During 2013, Host Inc. granted 1.7 million shares of restricted stock awards and 0.4 million shares of stock option awards to senior executives (the “Annual Plan”). The restricted stock awards and stock option awards vest on an annual basis; therefore, no awards were outstanding at December 31, 2013.

Restricted stock awards

Vesting of restricted stock awards is based on (1) the achievement of relative total shareholder return (“TSR”) and (2) the company and the personal performance of employees attributable to specific management business objectives. Approximately 50% of the restricted stock awards are based on the satisfaction of the TSR compared to (i) the NAREIT index, (ii) the Standards & Poor index, and (iii) a Selected Lodging Company index that serves as a relevant industry/asset specific measurement to our competitors, with the remaining 50% based on the achievement of management business objectives. Restricted stock awards granted to U.S. senior executives are classified as liability awards, due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding requirements. The fair value of these shares is adjusted at each balance sheet date and, at year end, is equal to the number of shares earned during the year at the December 31, 2013 stock price. Of the awards granted in 2013, 93% were classified as liability awards. In contrast, restricted stock awards granted to senior executives operating out of our international offices do not have this settlement feature and are considered equity awards. The fair value of these equity awards is based on the fair value on the grant date, and is not adjusted for subsequent movements in fair value.

During 2013, 2012 and 2011, we recorded compensation expense of approximately $14 million, $12 million and $15 million, respectively, related to the restricted stock awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2013:

	Year ended December 31,
	2013		2012		2011
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Balance, at beginning of year	—	$—	—	$—	3.7	$11
Granted	1.7	16	1.6	14	0.1	17
Vested (1)	(0.8)	19	(0.6)	16	(1.3)	15
Forfeited/expired	(0.9)	19	(1.0)	16	(2.5)	15
Balance, at end of year	—	—	—	—	—	—
Issued in calendar year (1)	0.3	19	0.8	16	1.1	15

(1)

Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.3 million shares issued in 2013 include shares vested at December 31, 2012, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $5.5 million, $9.5 million and $15.4 million, for 2013, 2012 and 2011, respectively.

Stock Option Awards

As of December 31, 2013, 0.7 million shares of stock option awards were outstanding and exercisable with a weighted average remaining life of 8 years and a weighted average exercise price of $15.41 per share. During 2013, 2012 and 2011, stock option grants totaled 420,000, 201,000 and 22,000, respectively. Stock compensation expense was $1.8 million, $1.6 million and $1.8 million during 2013, 2012 and 2011, respectively, and all stock option awards outstanding as of December 31, 2013 were fully vested. We expense stock option awards over the vesting period based on the estimated fair value of the options at the grant date using a binomial pricing model. To calculate the fair value of stock option awards granted from 2011 to 2013, we assumed (i) a volatility ranging between 36% and 66%, (ii) a risk free rate ranging between 1.0% and 2.2%, (iii) a dividend yield ranging between 3.0% and 3.5%, and (iv) an expected life of 5.5 years.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The awards are time-based equity awards that vest within three years of the grant date and expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a 10% discount of the lower price of the beginning and ending stock price each quarter. During 2013, 2012 and 2011, we granted

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

116,000 shares, 84,000 shares and 93,000 shares, respectively, under both of these programs and recorded expense of $2.0 million, $1.9 million and $1.9 million, respectively.

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2013.

10.	Dispositions

Discontinued Operations

We disposed of five hotels in 2013, three hotels in 2012 and one hotel in 2011. The operations for these hotels are included in discontinued operations. The following table summarizes the revenues, income before taxes, and the gain on disposals, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	Year ended December 31,
	2013	2012	2011
Revenues	$104	$264	$288
Income before taxes	22	24	11
Gain on disposals, net of tax	97	48	—

Net income (loss) attributable to Host Inc. is allocated between continuing and discontinued operations as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Continuing operations, net of tax	$203	$(10)	$(26)
Discontinued operations, net of tax	114	71	11
Net income (loss) attributable to Host Inc.	$317	$61	$(15)

Net income (loss) attributable to Host L.P. is allocated between continuing and discontinued operations as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Continuing operations, net of tax	$206	$(9)	$(26)
Discontinued operations, net of tax	115	71	11
Net income (loss) attributable to Host L.P.	$321	$62	$(15)

Dispositions in 2013 included (i) the Dallas/Addison Marriot Quorum by the Galleria for $56 million, (ii) the Four Seasons Hotel Atlanta for $63 million, (iii) the Portland Marriott Downtown Waterfront for $87 million, (iv) The Ritz-Carlton, San Francisco for $161 million, and (v) the Atlanta Marriott Marquis for $293 million.

In connection with the sale of The Ritz-Carlton, San Francisco, we recorded a deferred gain of approximately $11 million, the recognition of which is subject to performance guarantees through which we have guaranteed certain annual net operating profit levels for the hotel through 2016, with a maximum payment of $4 million per year, not to exceed $11 million in total.

In connection with the sale of the Atlanta Marriott Marquis, we recorded a gain on the sale of approximately $19 million, net of $5 million deferred for an environmental contingency.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Dispositions

During 2013 and 2012, we disposed of certain assets that do not result in reclassification of prior years’ operations to discontinued operations. These transactions included:

—	On April 1, 2013, we sold approximately four acres of land adjacent to our Newport Beach Marriott Hotel & Spa for $24 million and recognized a $21 million gain on the sale.
—	On November 9, 2012, in connection with the Maui JV, we sold land valued at $36 million to the joint venture and we recognized a gain of $8 million on the sale.

Subsequent to year end, on January 10, 2014, we sold an 89% controlling interest in the entity that owns the Philadelphia Marriott Downtown. As a result, the hotel no longer will be consolidated in our financial statements. Due to our remaining 11% interest in the hotel, the operations of the hotel recorded prior to the sale will not be reclassified to discontinued operations.  Additionally, on February 12, 2014, we sold the Courtyard Nashua for $10 million.

11.	Acquisitions

Business Combinations

We acquired one hotel during 2013 and recorded $1 million of acquisition related expenses and acquired one hotel during 2012 and recorded $6 million of acquisition-related expenses. Subsequent to year-end, we acquired one hotel and recorded $1 million of acquisition related expenses. For 2013 and 2012, including subsequent events, our business combinations were as follows:

—	On January 21, 2014, we acquired the 151-room Powell Hotel in San Francisco, California, including retail space and the fee simple interest in the land, for approximately $75 million.
—	On May 31, 2013, we acquired the 426-room Hyatt Place Waikiki Beach in Honolulu, Hawaii for approximately $138.5 million, including a $0.5 million FF&E replacement fund.
—

On July 16, 2012, we acquired the 888-room Grand Hyatt Washington for approximately $400 million. In connection with the acquisition, we also paid $17 million, net, for the FF&E replacement fund, working capital and other assets.

Accounting for the acquisition of a hotel property or an entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The purchase price allocations are estimated based on current available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for the acquisition of the Powell Hotel, which was acquired subsequent to year-end. The estimated fair value of the assets acquired related to this acquisition is $75 million; other assets acquired and liabilities assumed are immaterial.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for our 2013 and 2012 hotel acquisitions (in millions):

	As of December 31,
	2013	2012
Property and equipment	$138	$409
Restricted cash, FF&E reserves and other assets	1	9
Total assets	139	418
Other liabilities	—	(1)
Net assets acquired	$139	$417

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our summarized unaudited consolidated pro forma results of operations, assuming the 2013 and 2012 hotel acquisitions, including subsequent events, occurred on January 1, 2011 and excluding the acquisition costs discussed above, are as follows (in millions, except per share and per unit amounts):

	Year ended December 31,
	2013	2012
Revenues	$5,185	$5,136
Income from continuing operations	214	12
Net income	329	83

Host Inc.:
Net income attributable to Host Inc.	$321	$81

Basic earnings per common share:
Continuing operations	$.27	$.02
Discontinued operations	.16	.09
Basic earnings per common share	$.43	$.11

Diluted earnings per common share:
Continuing operations	$.28	$.02
Discontinued operations	.15	.09
Diluted earnings per common share	$.43	$.11

Host L.P.:
Net income attributable to Host L.P.	$325	$82

Basic earnings per common unit:
Continuing operations	$.29	$.01
Discontinued operations	.15	.10
Basic earnings per common unit	$.44	$.11

Diluted earnings per common unit:
Continuing operations	$.29	$.01
Discontinued operations	.15	.10
Diluted earnings per common unit	$.44	$.11

For 2013 and 2012, we have included $109 million and $37 million of revenues, respectively, and $19 million and $6 million of net income, respectively, in our consolidated statements of operations related to the operations of the hotels acquired in 2013 and 2012.

New Development and Other Asset Acquisitions

For 2013 and 2012, our new development and other asset acquisitions were as follows:

—

On December 10, 2013, we made the final incremental payment of $19.9 million for the purchase of the fee simple interest in the land at the New York Marriott Marquis Times Square. In addition, $25 million of the payments made pursuant to the terms of the ground lease have been attributed toward the purchase of the land. The purchase was completed in conjunction with our 2012 lease of the existing retail space to Vornado Realty Trust and its on-going redevelopment.

—

On June 8, 2012, we acquired land and entered into a construction agreement to develop two hotels in Rio de Janeiro, Brazil. We have invested approximately R$94 million ($45 million) as of December 31, 2013. The hotels will be managed by Accor under the ibis and Novotel brands.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Fair Value Measurements

Overview

Our recurring fair value measurements consist of the valuation of our derivative instruments, all of which are designated as accounting hedges. Non-recurring fair value measurements during 2013 and 2012 consisted of the impairment of two of our hotel properties.

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements that we completed during 2013 and 2012 due to the impairment of non-financial assets (in millions):

	Fair Value at Measurement Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (1)	$1	$—	$1	$—
Foreign currency forward sale contracts (1)	3	—	3	—
Liabilities
Interest rate swap derivatives (1)	(3)	—	(3)	—
Foreign currency forward sale contracts (1)	(6)	—	(6)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	9	—	—	9

	Fair Value at Measurement Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (1)	$7	$—	$7	$—
Foreign currency forward sale contracts (1)	5	—	5	—
Liabilities
Interest rate swap derivatives (1)	(6)	—	(6)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	34	—	—	34

(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2013 and December 31, 2012, respectively.

Impairment

During 2013, we recorded an impairment expense of approximately $1 million related to the Courtyard Nashua. The fair value was based on expected sale proceeds of the property, which property was sold on February 12, 2014. During 2012, we recorded an impairment loss of $60 million related to The Westin Mission Hills Resort & Spa. We evaluated the recoverability of the hotel’s

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying value assuming that it was more likely than not that the hotel will be sold before the end of its estimated useful life. Using an estimated undiscounted net cash flow, we concluded that the carrying value of the hotel was not fully recoverable. We estimated the fair value of the hotel using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, a capitalization rate of 11%, and a discount rate of 12%. The discount and capitalization rates used for the fair value of the property reflect its heightened risk profile and are not indicative of our portfolio as a whole.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2013. The following table summarizes our interest rate swap derivatives designed as cash flow hedges (in millions):

						Change in Fair Value
	Total					Gain (Loss)
Transaction	Notional		Maturity	Swapped		Year ended December 31,
Date	Amount		Date	Index	All-in-Rate	2013	2012
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$1	$(2)
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$2	$—

(1)	The swap was entered into in connection with the A$82 million ($71 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($87 million) mortgage loan on seven properties in New Zealand.

Interest rate swap derivatives designated as fair value hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The changes in the fair value of the derivatives are largely offset by corresponding changes in the fair value of the underlying debt due to changes in the 3-month LIBOR rate, which change is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recognized in net income (loss).

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million. We pay a floating interest rate equal to the 3-month LIBOR plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. During 2013 and 2012, the fair value of the swaps decreased $6 million and $4 million, respectively.

Foreign Investment Hedging Instruments. We have five foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to other comprehensive income (loss) within the equity portion of our balance sheet. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding				Change in Fair Value - All Contracts
	Total
	Transaction	Total
	Amount in	Transaction	Forward	Gain (Loss)
Transaction	Foreign	Amount	Purchase	Year ended December 31,
Date Range	Currency	in Dollars	Date Range	2013	2012
May 2008-January 2013	€120	$163	May 2014-January 2016	$(5)	$4

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss) within the equity portion of our balance sheet, which adjustments offset a portion of the translation adjustment related to our foreign investments. The following table summarizes the draws on our credit facility that are designated as hedges of net investments in international operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Year ended December 31,
Currency	US$	Foreign Currency		2013	2012
Canadian dollars (1)	$29	C$	31	$2	$—
Euros	$102		€74	$(5)	$(2)

(1)	We have drawn an additional $71 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

Other Assets and Liabilities

Fair Value of Other Financial Assets and Liabilities. We did not elect the fair value measurement option for any of our other financial assets or liabilities. The fair values of secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior Notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial assets and liabilities and other financial instruments are shown below (in millions):

	As of December 31,
	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Senior notes (Level 1)	$2,647	$2,766	$3,038	$3,296
Exchangeable Senior Debentures (Level 1)	371	603	531	725
Credit facility (Level 2)	946	946	763	763
Mortgage debt and other, excluding capital leases (Level 2)	793	802	1,078	1,094

13.	Gain on Insurance Settlements

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in substantial damage to the Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. The ibis reopened in September 2012 and the Novotel reopened in August 2013; however, the historic portion of the Novotel, the Warners building, has been demolished and is not expected to be replaced. We believe the insurance coverage provided by our property manager will be able to cover to the majority of our insured claims for both property and business interruption. We recorded a loss of $3 million which represents the estimated deductible under our insurance policy in the second quarter of 2011.

We estimated that we incurred approximately $33 million of property damage, which amount represents the book value of the properties and equipment written off less any deductible, and the related repairs and clean-up costs incurred. Any gains resulting from insurance proceeds are not recognized until all contingencies are resolved. During 2012 and 2011, we recognized a gain of $9 million and $2 million, respectively, for the receipt of business interruption insurance proceeds. As of December 31, 2013 we have agreed upon settlement amounts with our primary insurer for all property and business interruption insurance, except for real property damage to the Warners building. While the primary insurer has recognized its liability with regard to the Warners building, there is no agreed settlement amount for real property damage to the Warners building as the ground lessor has filed suit to recover a portion of the insurance proceeds from the primary insurer for the hotel. While we can provide no assurance as to the timing of when this dispute will be settled, we believe that it is more likely than not that we will recover the full value of our insurance receivable. In addition, we have made a separate claim for reimbursement under our corporate policy, though we have not recorded any additional amounts of insurance receivable with regard to this claim. We have received $21 million of cash for property insurance and have an outstanding insurance receivable of $8 million which is included in other assets, representing the remaining claims for property damage.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operation under the designated brand. The hotel brands of three of our managers, Marriott, Starwood and Hyatt, represent 58%, 24% and 12% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. For the majority of our properties, we have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial term of our agreements generally is 15 to 25 years, with one or more renewal terms at the option of the manager. The majority of our agreements condition the manager’s right to exercise options for renewal upon the satisfaction of specified economic performance criteria. The manager typically receives a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment. In the case of our Starwood-managed hotels, the base management fee only is 1% of annual gross revenues, but that amount is supplemented by license fees payable to Starwood under a separate license agreement pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Under the license agreement Starwood generally receives 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales in addition to a base management fee.

As part of the agreements, the manager furnishes the hotels with certain chain services, which generally are provided on a central or regional basis to all hotels in the manager’s hotel system. Chain services include central training, advertising and promotion, national reservation systems, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among the hotels managed, owned or leased by the manager on a fair and equitable basis. In addition, our managers generally will sponsor a guest rewards program, the costs of which will be charged to all of the hotels that participate in such program.

We are obligated to provide the manager with sufficient funds, generally 5% of the revenue generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which normally are capitalized, and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements.

We generally are limited in our ability to sell, lease or otherwise transfer the hotels unless the transferee assumes the related management agreement. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).

In addition to any performance-based or other termination rights, we have negotiated with Marriott, Starwood and some of our other managers specific termination rights related to specific agreements. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; as well as termination without sale or other condition, which may require the payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of properties continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our office buildings) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our international operations consist of hotels in six countries. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2013		2012		2011
		Property and		Property and		Property and
	Revenues	Equipment, net	Revenues	Equipment, net	Revenues	Equipment, net
United States	$4,895	$10,498	$4,791	$11,095	$4,461	$10,874
Australia	40	106	42	133	27	136
Brazil	30	76	33	39	33	42
Canada	97	89	95	97	92	126
Chile	34	54	37	63	28	58
Mexico	24	32	25	26	24	23
New Zealand	46	140	36	135	32	124
United Kingdom	—	—	—	—	17	—
Total	$5,166	$10,995	$5,059	$11,588	$4,714	$11,383

16.	Guarantees and Contingencies

We have certain guarantees which consist of commitments made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including the default by an unrelated party. We also may have contingent environmental liabilities related to the presence of hazardous or toxic substances. We consider the likelihood of any material payments under these guarantees and contingencies to be remote. The guarantees and contingencies that are not recognized in our consolidated financial statements are listed below:

—

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $17 million as of December 31, 2013.

—

In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership to Barceló as part of the REIT conversion, but we remain obligated under a guarantee of interest and principal with respect to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Barceló, who, in turn, is indemnified by the current owner of the facility.

—

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $12 million through the full term of the leases, including renewal options. We believe that the likelihood of any material payments related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

Guarantees and environmental liabilities that are recorded on our consolidated balance sheet include:

—	In connection with the sale of the Atlanta Marriott Marquis in January 2013, we retained $5 million of contingent liabilities related to potential environmental liabilities.
—

In connection with the sale of the Ritz-Carlton San Francisco hotel in June 2013, we agreed to guarantee the hotel’s operating income through December 31, 2016.  During this period, we will make support payments of up to $4 million a year, not to exceed $11 million for the life of the agreement.  As of December 31, 2013, we have accrued $11 million for the guarantee.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels and company matters. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent.

Based on our analysis of legal proceedings with which we are currently involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $18 million as of December 31, 2013. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $50 million. We believe this range represents the maximum potential loss for all of our legal proceedings, with the exception of the San Antonio litigation discussed below. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

San Antonio Litigation. On April 27, 2005, we initiated a lawsuit against Keystone-Texas Property Holding Corporation (“Keystone”) seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property.

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone only will be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title; or (ii) alternatively, $34.3 million for tortious interference of contract; (iii) approximately $6.8 million in pre-judgment and post-judgment interest (as of December 31, 2013 interest was $17 million); (iv) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (v) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

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

On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefing concluded in January 2013. On June 28, 2013, the Court issued an order denying the petition for review; however, on December 13, 2013, the Court granted our motion for rehearing on that order and heard oral argument on our appeal on February 4, 2014. No assurances can be given as to the outcome of this appeal. We have accrued a loss contingency of approximately $68 million. We have funded a court-ordered $25 million escrow reserve for this legal proceeding.

18.	Quarterly Financial Data (unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following quarter for those calendar reporting hotel managers. As a result, our 2012 quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

We did not restate the previously filed 2012 quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) because certain property-level operating expenses for our Marriott-managed properties necessary to restate operations are unavailable on a daily basis. Because we rely upon our operators for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements in accordance with GAAP unfeasible. Accordingly, the corresponding 2012 quarterly historical operating results are not comparable to our 2013 quarterly operating results.

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,225	$1,399	$1,211	$1,331
Operating profit	90	205	79	138
Income from continuing operations	34	116	1	59
Income from discontinued operations	26	5	17	67
Net income	60	121	18	126
Net income attributable to Host Hotels & Resorts, Inc.	56	119	19	123
Basic earnings per common share:
Continuing operations	.04	.16	.01	.07
Discontinued operations	.04	—	.02	.09
Basic earnings per common share	.08	.16	.03	.16
Diluted earnings per common share:
Continuing operations	.04	.16	.01	.07
Discontinued operations	.04	—	.02	.09
Diluted earnings per common share	.08	.16	.03	.16
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	57	120	19	125
Basic earnings per common unit:
Continuing operations	.04	.15	.01	.08
Discontinued operations	.04	.01	.02	.09
Basic earnings per common unit	.08	.16	.03	.17
Diluted earnings per common unit:
Continuing operations	.04	.15	.01	.08
Discontinued operations	.04	.01	.02	.09
Diluted earnings per common unit	.08	.16	.03	.17

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$929	$1,308	$1,149	$1,673
Operating profit	16	175	63	108
Income (loss) from continuing operations	(54)	79	(39)	5
Income from discontinued operations	54	4	3	10
Net income (loss)	—	83	(36)	15
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(2)	82	(34)	15
Basic earnings (loss) per common share:
Continuing operations	(.08)	.11	(.05)	.01
Discontinued operations	.08	—	—	.01
Basic earnings (loss) per common share	—	.11	(.05)	.02
Diluted earnings (loss) per common share:
Continuing operations	(.08)	.11	(.05)	.01
Discontinued operations	.08	—	—	.01
Diluted earnings (loss) per common share	—	.11	(.05)	.02
Host Hotels & Resorts, L.P.(1):
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(2)	83	(35)	16
Basic earnings (loss) per common unit:
Continuing operations	(.08)	.11	(.05)	.01
Discontinued operations	.08	.01	—	.01
Basic earnings (loss) per common unit	—	.12	(.05)	.02
Diluted earnings (loss) per common unit:
Continuing operations	(.08)	.11	(.05)	.01
Discontinued operations	.08	.01	—	.01
Diluted earnings (loss) per common unit	—	.12	(.05)	.02

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

The sum of the basic and diluted earnings per common share and OP units for the four quarters in all years presented differs from the annual earnings per common share and OP units due to the required method of computing the weighted average number of shares and OP units in the respective periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures (Host Hotels & Resorts, Inc.)

Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting of Host Inc., which appears in Item 8.

Controls and Procedures (Host Hotels & Resorts, L.P.)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of Host L.P.’s independent registered public accounting firm from regarding internal control over financial reporting. Management’s report was not subject to attestation by Host L.P.’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

Item 9B.	Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2014 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 10 of the Code of Business Conduct and Ethics, entitled “Special Ethics Obligations of Employees with Financial Reporting Obligations.” The Code is available at the Investor Information/Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders and unitholders upon request to the company at the address set forth in Item 1 of this Annual Report under the section “Business—Where to Find Additional Information.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders entitled “Auditor Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i)FINANCIAL STATEMENTS

All financial statements of the registrants are set forth under Item 8 of this Report on Form 10-K.

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

(b) EXHIBITS

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

—	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
—	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
—	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
—	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1

Articles of Restatement of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, L.P. Registration Statement on Form S-4 (SEC File No. 333-170934), filed on December 2, 2010).

3.1A

Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

4.	Instruments Defining Rights of Security Holders

4.1

See Exhibit 3.1 and 3.2 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

4.2

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.3

Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K dated August 6, 1998) (SEC File No. 001-05664).

4.4

Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998) (SEC File No. 333-55807).

4.5

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

4.6

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

4.7

Thirty-Sixth Supplemental Indenture, dated October 25, 2010, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on October 29, 2010).

4.8

Thirty-Ninth Supplemental Indenture, dated May 11, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and the Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 12, 2011).

4.9

Forty-First Supplemental Indenture, dated November 18, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on November 18, 2011).

4.10

Forty-Second Supplemental Indenture, dated March 22, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on March 23, 2012).

Exhibit No.	Description
4.11

Forty-Third Supplemental Indenture, dated August 9, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on August 9, 2012).

4.12

Forty-Fourth Supplemental Indenture, dated March 28, 2013, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on March 28, 2013).

10.	Material Contracts

10.1*	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2014.

10.2*	Trust Agreement between Wilmington Trust Company and Host Hotels & Resorts, L.P., dated June 1, 2006, relating to the Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan.

10.3

Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.4*	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of December 16, 2013.

10.5

Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.7 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012).

10.6

Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.7

Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.8

Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.9

Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

10.10#

Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 27, 2011, by and among HST GP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.23 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on July 25, 2011).

10.11

First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of April 17, 2013, by and among HHR EURO II GP B.V., HST LP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.19 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on May 7, 2013).

10.12

Credit Agreement, dated as of November 22, 2011, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on November 29, 2011).

10.13

Amendment Agreement to Credit Agreement, dated as of July 25, 2012, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P.,  Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. filed on July 25, 2012).

Exhibit No.	Description
10.14*

Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of December 15, 2009, as further amended February 2, 2012 and February 6, 2014.

10.15

Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.16

Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels & Resorts, Inc. and Scotia Capital (USA) Inc., as sales agent (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.17

Amendment No. 1, dated as of April 25, 2013, to the Sales Agency Financing Agreement dated as of April 24, 2012, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc. Report on Form 8-K, filed on April 25, 2013).

10.18

Amendment No. 1, dated as of April 25, 2013,  to the Sales Agency Financing Agreement dated as of April 24, 2012, between Host Hotels & Resorts, Inc. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc. Report on Form 8-K, filed on April 25, 2013).

10.19

Employment Offer Letter between Host Hotels & Resorts, L.P. and Mr. Struan Robertson dated January 17, 2013. (incorporated by reference to Exhibit 10.18 of the combined Annual Report on Form 10-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. filed on February 25, 2013).

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

Date: February 26, 2014	By:	/s/ GREGORY J. LARSON
Gregory J. Larson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 26, 2014
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
W. Edward Walter

/s/ GREGORY J. LARSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2014
Gregory J. Larson

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2014
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 26, 2014
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 26, 2014
Sheila C. Bair

/s/ ROBERT M. BAYLIS	Director	February 26, 2014
Robert M. Baylis

/s/ TERENCE C. GOLDEN	Director	February 26, 2014
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 26, 2014
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 26, 2014
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 26, 2014
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 26, 2014
Gordon H. Smith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 26, 2014	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ GREGORY J. LARSON
Gregory J. Larson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 26, 2014
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
W. Edward Walter

/s/ GREGORY J. LARSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2014
Gregory J. Larson

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2014
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 26, 2014
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 26, 2014
Sheila C. Bair

/s/ ROBERT M. BAYLIS	Director	February 26, 2014
Robert M. Baylis

/s/ TERENCE C. GOLDEN	Director	February 26, 2014
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 26, 2014
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 26, 2014
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 26, 2014
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 26, 2014
Gordon H. Smith

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2013				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
Atlanta Marriott Perimeter Center	$—	$15	$7	$35	$—	$15	$42	$57	$25	—	1976	40
Atlanta Marriott Suites Midtown	—	—	26	9	—	—	35	35	17	—	1996	40
Boston Marriott Copley Place	—	—	203	64	—	—	267	267	96	—	2002	40
Calgary Marriott	—	5	18	17	—	5	35	40	20		1996	40
Chicago Marriott O'Hare	—	4	26	54	—	4	80	84	50	—	1998	40
Chicago Marriott Suites Downers Grove	—	2	14	7	—	2	21	23	11	—	1989	40
Chicago Marriott Suites O'Hare	—	5	36	9	—	5	45	50	19	—	1997	40
Coronado Island Marriott Resort & Spa	—	—	53	26	—	—	79	79	40	—	1997	40
Costa Mesa Marriott	—	3	18	7	—	3	25	28	13	—	1996	40
Courtyard Chicago Downtown/ River North	—	7	27	14	—	7	41	48	22	—	1992	40
Courtyard Nashua	—	3	14	5	—	2	20	22	14	—	1989	40
Dayton Marriott	—	2	30	8	—	2	38	40	16	—	1998	40
Delta Meadowvale Hotel & Conference Center	—	4	20	27	—	4	47	51	26	—	1996	40
Denver Marriott Tech Center Hotel	—	6	26	29	—	6	55	61	29	—	1994	40
Denver Marriott West	—	—	12	11	—	—	23	23	16	—	1983	40
Embassy Suites Chicago –Downtown/Lakefront	—	—	86	8	—	—	94	94	24	—	2004	40
Four Seasons Hotel Philadelphia	—	26	60	21	—	27	80	107	37	—	1998	40
Gaithersburg Marriott Washingtonian Center	—	7	22	12	—	7	34	41	17	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	23	—	8	111	119	46	—	1998	40
Grand Hyatt Washington	—	154	247	12	—	154	259	413	14	—	2012	33
Greensboro-Highpoint Marriott Airport	—	—	19	13	—	—	32	32	18	—	1983	40
Harbor Beach Marriott Resort & Spa	150	—	62	101	—	—	163	163	86	—	1997	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2013

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2013				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hilton Melbourne South Wharf	71	—	136	4	(30)	—	110	110	11	—	2011	31
Hilton Singer Island Oceanfront Resort	—	2	10	20	—	2	30	32	16	—	1986	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	39	—	—	49	49	42	—	1984	40
Houston Marriott at the Texas Medical Center	—	—	19	19	—	—	38	38	23	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	—	—	12	120	132	2	—	2013	34
Hyatt Regency Cambridge, Overlooking Boston	—	18	84	6	—	19	89	108	44	—	1998	40
Hyatt Regency Maui Resort & Spa	—	92	212	28	—	81	251	332	74	—	2003	40
Hyatt Regency Reston	100	11	78	21	—	12	98	110	41	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	53	—	20	168	188	69	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	38	—	40	268	308	62	—	2006	40
JW Marriott Atlanta Buckhead	—	16	21	25	—	16	46	62	28	—	1990	40
JW Marriott Desert Springs Resort & Spa	—	13	143	132	—	13	275	288	122	—	1997	40
JW Marriott Hotel Rio de Janeiro	—	13	29	2	(12)	9	23	32	2	—	2010	40
JW Marriott Houston	—	4	26	22	—	6	46	52	29	—	1994	40
JW Marriott Mexico City	—	11	35	15	—	10	51	61	37	—	1996	40
JW Marriott Washington, D.C.	—	26	98	44	—	26	142	168	64	—	2003	40
Kansas City Airport Marriott	—	—	8	25	—	—	33	33	29	—	1993	40
Key Bridge Marriott	—	—	38	31	—	—	69	69	62	—	1997	40
Manchester Grand Hyatt, San Diego	—	—	548	27	—	—	575	575	54	—	2011	35
Manhattan Beach Marriott	—	—	29	26	—	—	55	55	28	—	1997	40
Marina del Rey Marriott	—	—	13	24	—	—	37	37	20	—	1995	40
Marriott at Metro Center	—	20	24	25	—	20	49	69	27	—	1994	40
Memphis Marriott Downtown	—	—	16	37	—	—	53	53	26	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2013

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2013				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Miami Marriott Biscayne Bay	—	—	27	30	—	—	57	57	35	—	1998	40
Minneapolis Marriott City Center	—	—	27	42	—	—	69	69	48	—	1986	40
New Orleans Marriott	—	16	96	112	—	16	208	224	117	—	1996	40
New York Marriott Downtown	—	19	79	39	—	19	118	137	60	—	1997	40
New York Marriott Marquis	—	49	552	178	—	49	730	779	492	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	26	—	—	56	56	29	—	1984	40
Newport Beach Marriott Bayview	—	6	14	9	—	6	23	29	13	—	1975	40
Newport Beach Marriott Hotel & Spa	100	11	13	110	—	8	126	134	73	—	1975	40
New Zealand Hotel Portfolio	87	34	105	(3)	11	34	113	147	10	—	2011	35
Orlando World Center Marriott	—	18	157	356	—	29	502	531	204	—	1997	40
Park Ridge Marriott	—	—	20	12	—	—	32	32	15	—	1987	40
Philadelphia Airport Marriott	—	—	42	17	—	—	59	59	25	—	1995	40
Philadelphia Marriott Downtown	—	3	144	110	—	11	246	257	109	—	1995	40
Residence Inn Arlington Pentagon City	—	6	29	11	—	6	40	46	18	—	1996	40
San Antonio Marriott Rivercenter	—	—	86	83	—	—	169	169	77	—	1996	40
San Antonio Marriott Riverwalk	—	—	45	17	—	—	62	62	33	—	1995	40
San Cristobal Tower, Santiago	—	7	15	1	—	7	16	23	4	—	2006	40
San Diego Marriott Marquis & Marina	—	—	202	278	—	—	480	480	198	—	1996	40
San Diego Marriott Mission Valley	—	4	23	15	—	4	38	42	19	—	1998	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	20	—	6	40	46	23	—	1994	40
San Francisco Marriott Marquis	—	—	278	110	—	—	388	388	219	—	1989	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2013

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2013				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
San Ramon Marriott	—	—	22	21	—	—	43	43	20	—	1996	40
Santa Clara Marriott	—	—	39	55	—	—	94	94	75	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	7	—	8	55	63	13	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	10	—	3	30	33	14	—	1988	40
Seattle Airport Marriott	—	3	42	20	—	3	62	65	39	—	1998	40
Sheraton Boston Hotel	—	42	262	50	—	42	312	354	71	—	2006	40
Sheraton Indianapolis Hotel at Keystone Crossing	—	3	51	27	—	3	78	81	16	—	2006	40
Sheraton Needham Hotel	—	5	27	12	—	5	39	44	9	—	1986	40
Sheraton New York Times Square Hotel	—	346	409	183	—	346	592	938	131	—	2006	40
Sheraton Parsippany Hotel	—	8	30	17	—	8	47	55	12	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	31	—	—	359	359	76	—	2006	40
Sheraton Santiago Hotel & Convention Center	—	19	11	8	(1)	19	18	37	7	—	2006	40
Swissôtel Chicago	—	29	132	82	—	30	213	243	73	—	1998	40
Tampa Airport Marriott	—	—	9	22	—	—	31	31	24	—	2000	40
Tampa Marriott Waterside Hotel & Marina	—	11	84	14	—	11	98	109	37	2000	—	40
The Fairmont Kea Lani, Maui	—	55	294	34	—	55	328	383	84	—	2003	40
The Ritz-Carlton, Amelia Island	—	25	115	69	—	25	184	209	76	—	1998	40
The Ritz-Carlton, Buckhead	—	14	81	63	—	15	143	158	72	—	1996	40
The Ritz-Carlton, Marina del Rey	—	—	52	26	—	—	78	78	41	—	1997	40
The Ritz-Carlton, Naples	201	19	126	129	—	21	253	274	122	—	1996	40
The Ritz-Carlton, Naples Golf Resort	—	22	10	67	—	22	77	99	22	2002	—	40
The Ritz-Carlton, Phoenix	—	10	63	8	—	10	71	81	31	—	1998	40
The Ritz-Carlton, Tysons Corner	—	—	89	19	—	—	108	108	47	—	1998	40
The St. Regis Houston	—	6	33	18	—	6	51	57	15	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2013

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2013				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Westin Buckhead Atlanta	—	5	84	25	—	6	108	114	44	—	1998	40
The Westin Chicago River North	—	33	116	2	—	33	118	151	10	—	2010	40
The Westin Cincinnati	—	—	54	13	—	—	67	67	17	—	2006	40
The Westin Denver Downtown	—	—	89	12	—	—	101	101	22	—	2006	40
The Westin Georgetown, Washington, D.C.	—	16	80	14	—	16	94	110	23	—	2006	40
The Westin Indianapolis	—	12	100	8	—	12	108	120	24	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	21	—	100	301	401	57	—	2006	40
The Westin Los Angeles Airport	—	—	102	15	—	—	117	117	28	—	2006	40
The Westin Mission Hills Resort & Spa	—	40	47	(41)	—	13	33	46	17	—	2006	40
The Westin New York Grand Central	—	156	152	75	—	156	227	383	32	—	2011	40
The Westin Seattle	—	39	175	23	—	39	198	237	39	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	10	—	—	56	56	25	—	2006	40
The Westin Waltham-Boston	—	9	59	11	—	9	70	79	16	—	2006	40
Toronto Marriott Downtown Eaton Centre Hotel	—	—	27	19	—	—	46	46	25	—	1995	40
W New York	—	138	102	64	—	138	166	304	43	—	2006	40
W New York – Union Square	—	48	145	7	—	48	152	200	14	—	2010	40
W Seattle	—	11	125	5	—	11	130	141	25	—	2006	40
Washington Dulles Airport Marriott	—	—	3	37	—	—	40	40	33	—	1970	40
Westfields Marriott Washington Dulles	—	7	32	16	—	7	48	55	27	—	1994	40
Total hotels:	709	1,966	9,359	4,076	(32)	1,952	13,417	15,369	5,037
Other properties, each less than 5% of total	—	21	4	17	(3)	21	18	39	11	—	various	40
TOTAL	$709	$1,987	$9,363	$4,093	$(35)	$1,973	$13,435	$15,408	$5,048

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2013

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2013, 2012 and 2011 is as follows:

Balance at December 31, 2010	$13,749
Additions:
Acquisitions	1,155
Capital expenditures and transfers from construction-in-progress	338
Deductions:
Dispositions and other	(214)
Impairments	(8)
Balance at December 31, 2011	15,020
Additions:
Acquisitions	427
Capital expenditures and transfers from construction-in-progress	443
Deductions:
Dispositions and other	(172)
Impairments	(57)
Balance at December 31, 2012	15,661
Additions:
Acquisitions	184
Capital expenditures and transfers from construction-in-progress	353
Deductions:
Dispositions and other	(789)
Impairments	(1)
Balance at December 31, 2013	$15,408
(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2013, 2012 and 2011 is as follows:

Balance at December 31, 2010	$3,834
Depreciation and amortization	496
Dispositions and other	(24)
Balance at December 31, 2011	4,306
Depreciation and amortization	537
Dispositions and other	(75)
Balance at December 31, 2012	4,768
Depreciation and amortization	550
Dispositions and other	(270)
Balance at December 31, 2013	$5,048
(C)	The aggregate cost of real estate for federal income tax purposes is approximately $10,745 million at December 31, 2013.
(D)	The total cost of properties excludes construction-in-progress properties.

EXHIBIT INDEX
Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1

Articles of Restatement of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, L.P. Registration Statement on Form S-4 (SEC File No. 333-170934), filed on December 2, 2010).

3.1A

Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

4.	Instruments Defining Rights of Security Holders

4.1

See Exhibit 3.1 and 3.2 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

4.2

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.3

Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K dated August 6, 1998) (SEC File No. 001-05664).

4.4

Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998) (SEC File No. 333-55807).

4.5

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

4.6

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

4.7

Thirty-Sixth Supplemental Indenture, dated October 25, 2010, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on October 29, 2010).

4.8

Thirty-Ninth Supplemental Indenture, dated May 11, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and the Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 12, 2011).

EXHIBIT INDEX
Exhibit No.	Description
4.9

Forty-First Supplemental Indenture, dated November 18, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on November 18, 2011).

4.10

Forty-Second Supplemental Indenture, dated March 22, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on March 23, 2012).

4.11

Forty-Third Supplemental Indenture, dated August 9, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on August 9, 2012).

4.12

Forty-Fourth Supplemental Indenture, dated March 28, 2013, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on March 28, 2013).

10.	Material Contracts

10.1*	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2014.

10.2*	Trust Agreement between Wilmington Trust Company and Host Hotels & Resorts, L.P., dated June 1, 2006, relating to the Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan.

10.3

Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.4*	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of December 16, 2013.

10.5

Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.7 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012).

10.6

Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.7

Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.8

Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.9

Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

10.10#

Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 27, 2011, by and among HST GP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.23 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on July 25, 2011).

EXHIBIT INDEX
Exhibit No.	Description
10.11

First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of April 17, 2013, by and among HHR EURO II GP B.V., HST LP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.19 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on May 7, 2013).

10.12

Credit Agreement, dated as of November 22, 2011, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on November 29, 2011).

10.13

Amendment Agreement to Credit Agreement, dated as of July 25, 2012, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. filed on July 25, 2012).

10.14*

Host Hotels & Resorts, Inc.’s Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of December 15, 2009, as further amended February 2, 2012 and February 6, 2014.

10.15

Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.16

Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels & Resorts, Inc. and Scotia Capital (USA) Inc., as sales agent (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.17

Amendment No. 1, dated as of April 25, 2013, to the Sales Agency Financing Agreement dated as of April 24, 2012, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc. Report on Form 8-K, filed on April 25, 2013).

10.18

Amendment No. 1, dated as of April 25, 2013,  to the Sales Agency Financing Agreement dated as of April 24, 2012, between Host Hotels & Resorts, Inc. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc. Report on Form 8-K, filed on April 25, 2013).

10.19

Employment Offer Letter between Host Hotels & Resorts, L.P. and Mr. Struan Robertson dated January 17, 2013 (incorporated by reference to Exhibit 10.18 of the combined Annual Report on Form 10-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. filed on February 25, 2013).

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT INDEX
Exhibit No.	Description
31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2013, 2012 and 2011, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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