Form 10-Q
period 2014-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2014-05-02
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

As of May 1, 2014 there were 756,937,640 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”). The remaining OP units are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control. Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same persons who direct the management of Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective condensed consolidated financial statements and the disclosures of Host Inc. and Host L.P. also are substantially similar. For these reasons, we believe that the combination into a single report of the quarterly reports on Form 10-Q of Host Inc. and Host L.P. results in benefits to management and investors.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2013 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(in millions, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$10,817	$10,995
Due from managers	111	52
Advances to and investments in affiliates	412	415
Deferred financing costs, net	39	42
Furniture, fixtures and equipment replacement fund	149	173
Other	256	244
Restricted cash	33	32
Cash and cash equivalents	392	861
Total assets	$12,209	$12,814

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $375 million and $371 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,872	$3,018
Credit facility, including the $500 million term loan	718	946
Mortgage debt	417	709
Other	86	86
Total debt	4,093	4,759
Accounts payable and accrued expenses	185	214
Other	386	389
Total liabilities	4,664	5,362

Non-controlling interests - Host Hotels & Resorts, L.P.	196	190

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 755.3 million and 754.8 million shares issued and outstanding, respectively	8	8
Additional paid-in capital	8,494	8,492
Accumulated other comprehensive loss	(2)	(9)
Deficit	(1,189)	(1,263)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,311	7,228
Non-controlling interests—other consolidated partnerships	38	34
Total equity	7,349	7,262
Total liabilities, non-controlling interests and equity	$12,209	$12,814

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2014 and 2013

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2014	2013
REVENUES
Rooms	$808	$762
Food and beverage	405	369
Other	96	93
Total revenues	1,309	1,224
EXPENSES
Rooms	226	215
Food and beverage	284	272
Other departmental and support expenses	315	307
Management fees	50	47
Other property-level expenses	97	94
Depreciation and amortization	172	173
Corporate and other expenses	34	26
Gain on insurance settlements	(3)	—
Total operating costs and expenses	1,175	1,134
OPERATING PROFIT	134	90
Interest income	1	1
Interest expense	(58)	(76)
Gain on sale of other assets	—	12
Gain on foreign currency transactions and derivatives	—	2
Equity in losses of affiliates	(8)	(2)
INCOME BEFORE INCOME TAXES	69	27
Benefit for income taxes	7	7
INCOME FROM CONTINUING OPERATIONS	76	34
Income from discontinued operations, net of tax	—	26
INCOME BEFORE GAIN ON SALE OF PROPERTY	76	60
Gain on sale of property, net of tax	109	—
NET INCOME	185	60
Less: Net income attributable to non-controlling interests	(6)	(4)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$179	$56
Basic earnings per common share:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Basic earnings per common share	$.24	$.08
Diluted earnings per common share:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Diluted earnings per common share	$.24	$.08

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2014 and 2013

(unaudited, in millions)

	Quarter ended March 31,
	2014	2013
NET INCOME	$185	$60
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	7	(3)
Change in fair value of derivative instruments	—	5
OTHER COMPREHENSIVE INCOME, NET OF TAX	7	2
COMPREHENSIVE INCOME	192	62
Less: Comprehensive income attributable to non-controlling interests	(6)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS INC.	$186	$58

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2014 and 2013

(unaudited, in millions)

	Quarter ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$185	$60
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(19)
Depreciation	—	4
Depreciation and amortization	172	173
Amortization of finance costs, discounts and premiums, net	6	7
Non-cash loss on extinguishment of debt	1	—
Stock compensation expense	4	4
Deferred income taxes	(11)	(5)
Gain on sale of other assets	—	(12)
Gain on sale of property	(109)	—
Gain on foreign currency transactions and derivatives	—	(2)
Equity in losses of affiliates	8	2
Change in due from managers	(58)	(21)
Changes in other assets	(9)	21
Changes in other liabilities	(18)	(36)
Cash provided by operating activities	171	176

INVESTING ACTIVITIES
Proceeds from sales of assets, net	274	279
Return of investment	25	—
Acquisitions	(73)	—
Advances to and investments in affiliates	(14)	(1)
Capital expenditures:
Renewals and replacements	(76)	(87)
Redevelopment and acquisition-related investments	(14)	(36)
New development	—	(5)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	12	(3)
Cash provided by investing activities	134	147

FINANCING ACTIVITIES
Financing costs	—	(3)
Issuances of debt	—	400
Repayment of credit facility	(225)	(100)
Repurchase/redemption of senior notes	(150)	(1)
Mortgage debt prepayments and scheduled maturities	(301)	—
Scheduled principal repayments	—	(1)
Issuance of common stock	1	103
Dividends on common stock	(98)	(65)
Contributions from non-controlling interests	—	2
Distributions to non-controlling interests	(1)	(1)
Change in restricted cash for financing activities	(1)	—
Cash provided by (used in) financing activities	(775)	334
Effects of exchange rate changes on cash held	1	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(469)	658
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$392	$1,075

 See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2014 and 2013

(unaudited)

Supplemental disclosure of cash flow information (in millions)

	Quarter ended March 31,
	2014	2013
Interest paid - periodic interest expense	$48	$70
Interest paid - debt extinguishments	2	—
Total interest paid	$50	$70
Income taxes paid	$8	$4

Supplemental disclosure of noncash investing and financing activities:

For the quarters ended March 31, 2014 and 2013, Host Inc. issued approximately 0.1 million shares and 0.1 million shares, respectively, upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $1 million and $1 million, respectively.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

(in millions)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$10,817	$10,995
Due from managers	111	52
Advances to and investments in affiliates	412	415
Deferred financing costs, net	39	42
Furniture, fixtures and equipment replacement fund	149	173
Other	256	244
Restricted cash	33	32
Cash and cash equivalents	392	861
Total assets	$12,209	$12,814

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $375 million and $371 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,872	$3,018
Credit facility, including the $500 million term loan	718	946
Mortgage debt	417	709
Other	86	86
Total debt	4,093	4,759
Accounts payable and accrued expenses	185	214
Other	386	389
Total liabilities	4,664	5,362

Limited partnership interests of third parties	196	190

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,312	7,236
Accumulated other comprehensive loss	(2)	(9)
Total Host Hotels & Resorts, L.P. capital	7,311	7,228
Non-controlling interests—consolidated partnerships	38	34
Total capital	7,349	7,262
Total liabilities, limited partnership interest of third parties and capital	$12,209	$12,814

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2014 and 2013

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2014	2013
REVENUES
Rooms	$808	$762
Food and beverage	405	369
Other	96	93
Total revenues	1,309	1,224
EXPENSES
Rooms	226	215
Food and beverage	284	272
Other departmental and support expenses	315	307
Management fees	50	47
Other property-level expenses	97	94
Depreciation and amortization	172	173
Corporate and other expenses	34	26
Gain on insurance settlements	(3)	—
Total operating costs and expenses	1,175	1,134
OPERATING PROFIT	134	90
Interest income	1	1
Interest expense	(58)	(76)
Gain on sale of other assets	—	12
Gain on foreign currency transactions and derivatives	—	2
Equity in losses of affiliates	(8)	(2)
INCOME BEFORE INCOME TAXES	69	27
Benefit for income taxes	7	7
INCOME FROM CONTINUING OPERATIONS	76	34
Income from discontinued operations, net of tax	—	26
INCOME BEFORE GAIN ON SALE OF PROPERTY	76	60
Gain on sale of property, net of tax	109	—
NET INCOME	185	60
Less: Net income attributable to non-controlling interests	(4)	(3)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$181	$57
Basic earnings per common unit:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Basic earnings per common unit	$.24	$.08
Diluted earnings per common unit:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Diluted earnings per common unit	$.24	$.08

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2014 and 2013

(unaudited, in millions)

	Quarter ended March 31,
	2014	2013
NET INCOME	$185	$60
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	7	(3)
Change in fair value of derivative instruments	—	5
OTHER COMPREHENSIVE INCOME, NET OF TAX	7	2
COMPREHENSIVE INCOME	192	62
Less: Comprehensive income attributable to non-controlling interests	(4)	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$188	$59

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2014 and 2013

(unaudited, in millions)

	Quarter ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$185	$60
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(19)
Depreciation	—	4
Depreciation and amortization	172	173
Amortization of finance costs, discounts and premiums, net	6	7
Non-cash loss on extinguishment of debt	1	—
Stock compensation expense	4	4
Deferred income taxes	(11)	(5)
Gain on sale of other assets	—	(12)
Gain on sale of property	(109)	—
Gain on foreign currency transactions and derivatives	—	(2)
Equity in losses of affiliates	8	2
Change in due from managers	(58)	(21)
Changes in other assets	(9)	21
Changes in other liabilities	(18)	(36)
Cash provided by operating activities	171	176

INVESTING ACTIVITIES
Proceeds from sales of assets, net	274	279
Return of investment	25	—
Acquisitions	(73)	—
Advances to and investments in affiliates	(14)	(1)
Capital expenditures:
Renewals and replacements	(76)	(87)
Redevelopment and acquisition-related investments	(14)	(36)
New development	—	(5)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	12	(3)
Cash provided by investing activities	134	147

FINANCING ACTIVITIES
Financing costs	—	(3)
Issuances of debt	—	400
Repayment of credit facility	(225)	(100)
Repurchase/redemption of senior notes	(150)	(1)
Mortgage debt prepayments and scheduled maturities	(301)	—
Scheduled principal repayments	—	(1)
Issuance of common OP units	1	103
Distributions on common OP units	(99)	(66)
Contributions from non-controlling interests	—	2
Change in restricted cash for financing activities	(1)	—
Cash provided by (used in) financing activities	(775)	334
Effects of exchange rate changes on cash held	1	1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(469)	658
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$392	$1,075

 See notes to condensed consolidated statements

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2014 and 2013

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended March 31,
	2014	2013
Interest paid - periodic interest expense	$48	$70
Interest paid - debt extinguishments	2	—
Total interest paid	$50	$70
Income taxes paid	$8	$4

Supplemental disclosure of noncash investing and financing activities:

For the quarters ended March 31, 2014 and 2013, limited partners converted OP units valued at approximately $1 million and $1 million, respectively, in exchange for approximately 0.1 million and 0.1 million shares, respectively, of Host Inc. common stock.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2014, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of March 31, 2014, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	99
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7
Total	114

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (8 hotels).

As of March 31, 2014, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	3
France	4
Germany	1
Italy	3
Poland	1
Spain	2
Sweden	1
The Netherlands	2
United Kingdom	2
Total	19

In addition, our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns one hotel in Australia and a non-controlling interest in an entity with two hotels operational and five additional hotels in various stages of development in India.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2014, and the results of our operations and cash flows for the quarters ended March 31, 2014 and 2013, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

Application of New Accounting Standard

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity (“ASU 2014-08 Reporting for Discontinued Operations.”) Under this standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  In addition, it requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. However, the gain or loss on the sale of a hotel will be reported separately below income from continuing operations. We adopted this standard as of January 1, 2014. No prior year restatements are permitted for this change in policy. For purposes of earnings per share calculation, beginning in 2014 gains and losses on property sales will be included in continuing operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Host Inc. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings per common share is computed by dividing net income attributable to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2014	2013
Net income	$185	$60
Less: Net income attributable to non-controlling interests	(6)	(4)
Net income attributable to Host Inc.	179	56
Assuming conversion of exchangeable senior debentures	7	—
Diluted income attributable to Host Inc.	$186	$56

Basic weighted average shares outstanding	754.9	728.2
Assuming weighted average shares for conversion of exchangeable senior debentures	29.9	9.9
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.5
Diluted weighted average shares outstanding (1)	785.1	738.6

Basic earnings per common share	$.24	$.08
Diluted earnings per common share	$.24	$.08

(1)

There were approximately 29 million potentially dilutive shares for the quarter ended March 31, 2013, related to our exchangeable senior debentures, which shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period. Income allocated to non-controlling interests in Host L.P. has been excluded from the numerator and common OP units in Host L.P. have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts would have no impact.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Host L.P. Earnings Per Common Unit

Basic earnings per common unit is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding. Diluted earnings per common unit is computed by dividing net income attributable to common unitholders, as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units issued to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2014	2013
Net income	$185	$60
Less: Net income attributable to non-controlling interests	(4)	(3)
Net income attributable to Host L.P.	181	57
Assuming conversion of exchangeable senior debentures	7	—
Diluted income attributable to Host L.P.	$188	$57

Basic weighted average units outstanding	748.5	722.7
Assuming weighted average units for conversion of exchangeable senior debentures	29.3	9.6
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.3	0.5
Diluted weighted average units outstanding (1)	778.1	732.8

Basic earnings per common unit	$.24	$.08
Diluted earnings per common unit	$.24	$.08

(1)

There were approximately 29 million potentially dilutive units for the quarter ended March 31, 2013, related to our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2014	December 31, 2013
Land and land improvements	$1,995	$1,973
Buildings and leasehold improvements	13,283	13,435
Furniture and equipment	2,194	2,223
Construction in progress	153	176
	17,625	17,807
Less accumulated depreciation and amortization	(6,808)	(6,812)
	$10,817	$10,995

5.	Debt

Mortgage debt: On February 28, 2014, we repaid the $300 million mortgage loan secured by The Ritz-Carlton, Naples and Newport Beach Marriott Hotel, at maturity.

Senior notes: In February 2014, we redeemed the remaining $150 million 6¾ Series Q senior notes due 2016 for an aggregate price of $152 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit facility: On January 10, 2014, we repaid $225 million on the revolver portion of our credit facility and as of March 31, 2014, we have $782 million of available capacity.

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2013	$7,228	$34	$7,262	$190
Net income	179	4	183	2
Issuance of common stock	8	—	8	—
Dividends declared on common stock	(106)	—	(106)	—
Distributions to non-controlling interests	—	—	—	(1)
Other changes in ownership	(5)	—	(5)	5
Other comprehensive income	7	—	7	—
Balance, March 31, 2014	$7,311	$38	$7,349	$196

Capital of Host L.P.

As of March 31, 2014, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

				Limited
		Non-		Partnership
	Capital of	controlling	Total	Interests of
	Host L.P	Interests	Capital	Third Parties
Balance, December 31, 2013	$7,228	$34	$7,262	$190
Net income	179	4	183	2
Issuance of common OP units	8	—	8	—
Distributions declared on common OP units	(106)	—	(106)	(1)
Distributions to non-controlling interests	—	—	—	—
Other changes in ownership	(5)	—	(5)	5
Other comprehensive income	7	—	7	—
Balance, March 31, 2014	$7,311	$38	$7,349	$196

For Host Inc. and Host L.P., there were no material amounts reclassified out of accumulated other comprehensive income (loss) to net income for the quarter ended March 31, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends/Distributions

On February 18, 2014, Host Inc.’s Board of Directors declared a regular dividend of $0.14 per share on its common stock. The dividend was paid on April 15, 2014 to stockholders of record as of March 31, 2014. Accordingly, Host L.P. made a distribution of $0.14300916 per unit on its common OP units based on the current conversion ratio.

7.	Dispositions

Effective January 1, 2014, we adopted ASU 2014-08 Reporting for Discontinued Operations. As a result, operations of hotels sold subsequent to December 31, 2013 will continue to be reported in continuing operations, while gains (losses) on sale will be included in Gain on sale of property, net of tax below continuing operations. The results of properties sold in 2013, including the gain (loss) on sale, prior to adoption will continue to be reported in discontinued operations.

During the first quarter of 2014, we sold an 89% controlling interest in the Philadelphia Marriott Downtown. As a result, the hotel is not consolidated in our financial statements. Additionally, we disposed of the Courtyard Nashua for approximately $10 million. We recognized a gain of $109 million related to the sale of these two hotels, net of tax. During the first quarter of 2013, we disposed of one property for a net gain of $19 million.

The following table provides summary results of operations for the five hotels sold in 2013 which have been included in discontinued operations (in millions):

Quarter ended March 31, 2013
Revenues	$34
Income before income taxes	11
Gain on disposition, net of tax	19

8.	Acquisitions

On January 21, 2014, we acquired the 151-room Powell Hotel in San Francisco, California, including retail space and the fee simple interest in the land, for approximately $75 million. Accounting for the acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed at their respective estimated fair values. The purchase price allocations are estimated based on current available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Property and equipment	$73
Other assets	2
Total assets	75
Other liabilities	—
Net assets acquired	$75

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisition completed during 2014 occurred on January 1, 2013, are as follows (in millions, except per share and per unit amounts):

	Quarter ended March 31,
	2014	2013
Revenues	$1,309	$1,226
Income from continuing operations	77	35
Net income	186	61

Host Inc.:
Net income attributable to Host Inc.	$180	$57

Basic earnings per common share:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Basic earnings per common share	$.24	$.08

Diluted earnings per common share:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Diluted earnings per common share	$.24	$.08

Host L.P.:
Net income attributable to Host L.P.	$182	$58

Basic earnings per common unit:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Basic earnings per common unit	$.24	$.08

Diluted earnings per common unit:
Continuing operations	$.24	$.04
Discontinued operations	—	.04
Diluted earnings per common unit	$.24	$.08

The above pro forma results of operations exclude $1 million of acquisition costs for the quarter ended March 31, 2014. The condensed consolidated statements of operations for the quarter ended March 31, 2014 include approximately $1 million of revenues and $0.2 million of net income for the quarter related to our 2014 acquisition.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at March 31, 2014 and December 31, 2013, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$2	$—	$2	$—
Liabilities
Interest rate swap derivatives (1)	(3)	—	(3)	—
Foreign currency forward sale contracts (1)	(5)	—	(5)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (1)	$1	$—	$1	$—
Foreign currency forward sale contracts (1)	3	—	3	—
Liabilities
Interest rate swap derivatives (1)	(3)	—	(3)	—
Foreign currency forward sale contracts (1)	(6)	—	(6)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	9	—	—	9

(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect subsequent book values.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets. The hedges were fully effective as of March 31, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
						Gain (Loss)
	Total Notional					Quarter ended March 31,
Transaction Date	Amount		Maturity Date	Swapped Index	All-in-Rate	2014	2013
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$—	$1
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$—	$—

(1)	The swap was entered into in connection with the A$82 million ($76 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($91 million) mortgage loan on seven properties in New Zealand.

Interest rate swap derivatives designated as fair value hedges. We had three fixed-to-floating interest rate swap agreements with an aggregate notional amount totaling $300 million that matured on March 1, 2014. During the quarter ended March 31, 2013, the fair value of the swaps decreased $1 million.

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

The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value - All Contracts
	Total
	Transaction	Total
	Amount in	Transaction		Gain (Loss)
Transaction Date	Foreign	Amount	Forward Purchase	Quarter ended March 31,
Range	Currency	in Dollars	Date Range	2014	2013
May 2008-January 2013	€120	$163	May 2014-January 2016	$—	$3

In addition to the forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets.

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended March 31,
Currency	US$	Foreign Currency		2014	2013
Canadian dollars (1)	$28	C$	31	$1	$1
Euros	$102		€74	$—	$1

(1)	We have an additional $69 million outstanding on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of certain financial liabilities are shown below (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,497	$2,679	$2,647	$2,766
Exchangeable Senior Debentures (Level 1)	375	622	371	603
Credit facility (Level 2)	718	718	946	946
Mortgage debt and other, excluding capital leases (Level 2)	501	515	793	802

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in six countries. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Property and Equipment, net
	Quarter ended March 31,
	2014	2013	March 31, 2014	December 31, 2013
United States	$1,243	$1,159	$10,312	$10,498
Australia	9	10	111	106
Brazil	7	8	80	76
Canada	19	21	84	89
Chile	9	8	51	54
Mexico	7	6	32	32
New Zealand	15	12	147	140
Total	$1,309	$1,224	$10,817	$10,995

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate six majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the condensed consolidated balance sheets and totaled $38 million and $34 million as of March 31, 2014 and December 31, 2013, respectively. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At March 31, 2014 and December 31, 2013, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $72 million and approximately $68 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income attributable to non-controlling interests of third parties, which is included in the determination of net income (loss) attributable to Host Inc. and Host L.P., was $4 million and $3 million for the quarters ended March 31, 2014 and 2013, respectively.

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2014	December 31, 2013
OP units outstanding (millions)	9.5	9.5
Market price per Host Inc. common share	$20.24	$19.44
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$196	$190
Historical cost (millions)	95	95
Book value (millions) (1)	196	190

(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests of Host L.P. The net income attributable to the non-controlling interests of Host L.P. was $2 million and $1 million for the quarters ended March 31, 2014 and 2013, respectively.

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

Excluding the San Antonio litigation discussed below, based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $23 million as of March 31, 2014 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings could be as much as $50 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

We also have accrued a loss contingency of approximately $69 million related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter. On May 16, 2012, we filed a Petition for review in the Texas Supreme Court and provided briefing on the merits, which were concluded in January 2013. On June 28, 2013, the Court issued an order denying the petition for review; however, on December 13, 2013, the Court granted our motion for rehearing on that order and heard oral arguments on our appeal on February 4, 2014. No assurances can be given as to the outcome of this appeal. In relation to this legal proceeding, we previously funded a court-ordered $25 million escrow reserve, which is included in restricted cash. For further details on this legal proceeding, see Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Host Inc. operates as a self-managed and self-administered REIT. Host Inc. is the sole general partner of Host L.P. and holds approximately 99% of its partnership interests. Host L.P. is a limited partnership operating through an umbrella partnership structure. The remaining common OP units are owned by various unaffiliated limited partners.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,		% Change
	2014	2013	2013 to 2014
Total revenues	$1,309	$1,224	6.9%
Net income	185	60	208.3%
Operating profit	134	90	48.9%
Operating profit margin under GAAP	10.2%	7.4%	280	bps
Adjusted EBITDA (1)	$308	$283	8.8%

Diluted earnings per share	$.24	$.08	200.0%
NAREIT FFO per diluted share (1)	.32	.29	10.3%
Adjusted FFO per diluted share (1)	.33	.28	17.9%

Comparable Hotel Data:

	2014 Comparable Hotels (2)
	Quarter ended March 31,		Change
	2014	2013	2013 to 2014
Comparable hotel revenues (1)	$1,204	$1,126	6.9%
Comparable hotel operating profit (1)	289	257	12.5%
Comparable hotel adjusted operating profit margin (1)	24.0%	22.8%	120	bps
Change in comparable hotel RevPAR - Constant US$	6.8%
Change in comparable hotel RevPAR - Nominal US$	6.2%
Change in comparable domestic RevPAR	6.6%
Change in comparable international RevPAR - Constant US$	10.3%

(1)

Adjusted EBITDA, NAREIT and Adjusted FFO per diluted share and comparable hotel operating results (including comparable hotel revenues and comparable hotel adjusted operating profit and margins) are non-GAAP (U.S. generally accepted accounting principles) financial measures within the meaning of the rules of the SEC. See “-Non-GAAP Financial Measures” for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)	Comparable hotel operating statistics for 2014 and 2013 are based on 109 hotels as of March 31, 2014.

Total revenues increased $85 million to $1.3 billion for the first quarter driven by an increase in rooms revenues of $46 million and food and beverage revenue of $36 million. The growth in operating results were driven by an increase in comparable RevPAR of 6.8% on a constant US$ basis, reflecting strong growth in average room rates coupled with continued improvements in occupancy, and an increase of 9.4% in comparable food and beverage operations. The growth in room revenues was primarily driven by a strong increase in group business, particularly in New York and several of our west coast markets, which helped our operators shift the mix of business to higher-rated transient business. Additionally, this increase in group business helped drive a 13.5% increase in comparable food and beverage banquet and audio/visual revenues. On a nominal US$ basis, which includes the effect of foreign currency fluctuations, comparable hotel RevPAR increased 6.2% for the first quarter.

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 280 basis points to 10.2% for the first quarter of 2014. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, impairments, and corporate expenses.  Our comparable hotel adjusted operating profit margins, which exclude these items, increased 120 basis points to 24.0%. These improvements were driven by the increase in average room rate, as well as a 21.1% increase in comparable food and beverage profit, reflecting the increase in the more profitable banquet and audio/visual business.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P, as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P. For the first quarter, net income for Host Inc. and Host L.P. improved $125 million to $185 million from the same period in the prior year. Net income benefited from the improvement in operating profit, as well as a decrease in interest expense of $18 million due to the repayment or refinancing of debt at lower interest rates, and an increase in gains on property transactions and other of $100 million. During the first quarter of 2014, Host Inc.’s diluted income per common share improved $0.16 per common share to $0.24 per common share. Host L.P.’s diluted income per common unit improved $0.16 per common unit to $0.24 per common unit.

Host Inc.’s Adjusted FFO per diluted share increased 17.9% to $.33 per diluted share for the first quarter of 2014.  Adjusted EBITDA, which is defined as EBITDA adjusted for gains and losses related to real estate transactions, impairment expense, and other items, increased $25 million, or 8.8%, to $308 million.

Outlook

For the remainder of 2014, we believe that the broad economic trends that have translated into the steady improvement in lodging demand should continue to drive RevPAR growth and operating results. Specifically, based on our current group bookings, we believe increasing group demand will allow our operators to shift the business mix to higher-rated corporate group and transient demand, as opposed to lower-rated transient discount business, helping to drive profitability. As a result, we believe the majority of the RevPAR growth will be driven by improvements in average rate, and we expect occupancy growth will be similar to that experienced in 2013. For the full year 2014, we believe these trends will result in improved operating performance and comparable hotel RevPAR growth on a constant US$ basis of 5% to 6%. We anticipate that comparable food and beverage and other revenue will increase approximately 4% to 5% in 2014 driven in part by the expected increase in group demand.

While we believe that the lodging industry will continue to improve, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Investing activities

Acquisitions. We continue to seek investment opportunities in our target markets, which we have identified as those that are expected to have the greatest lodging demand growth, the fewest additions to supply, and consequently the strongest potential for revenue growth. We see increased competition for acquisitions in our target markets due to an abundance of capital and the current availability of inexpensive financing. Consequently, pricing for upper upscale and luxury assets has become more aggressive, and recent transaction values have approached replacement cost levels. Our acquisition strategy also includes the acquisition or development of midscale and upscale properties in select target markets.  During the first quarter, we completed the acquisition of the 151-room Powell Hotel in San Francisco, including retail space and the fee simple interest in the land, for approximately $75 million. The property includes a significant long-term retail lease with Sephora, a leading provider of perfume and cosmetics.  We intend to invest approximately $22 million in an extensive redevelopment of the property beginning early 2015.

Dispositions. We attempt to dispose of properties which are considered non-core assets when we believe the potential for growth is constrained or where we are able opportunistically to take advantage of the pricing in the market.  On January 10, 2014, we sold an 89% interest in the Philadelphia Marriott Downtown based on a market value of $303 million. On February 12, 2014, we sold the Courtyard Nashua for a sales price of $10 million.

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology.  During the first quarter, we have completed renovations of 1,800 guestrooms, over 100,000 square feet of meeting space and approximately 42,000 square feet of public space.

•

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, repositioning of a hotel restaurant or the installation of energy efficient systems. During the first quarter of 2014 and 2013, we invested $11 million and $21 million, respectively, on redevelopment and ROI projects, of which $5 million in 2014 was invested in restaurant repositionings and energy projects. During 2014, we plan to spend between $70 million and $80 million for redevelopment and ROI projects. Significant redevelopment and ROI capital expenditures completed during the first quarter included the expansion of the 9,000 square foot Willow Stream Spa at The Fairmont Kea Lani, Maui and the repositioning of the Cast & Plow restaurant and public space at The Ritz-Carlton, Marina del Rey.

•

Acquisition Capital Expenditures. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability.  During the first quarter of 2014 and 2013, we spent approximately $3 million and $15 million, respectively, on acquisition capital projects and expect to invest between $30 million and $35 million during 2014. During the first quarter, we completed the first phase of the renovation of over 100,000 square feet of meeting space and expansion of the fitness center at the Manchester Grand Hyatt San Diego.

•

Renewal and Replacement Capital Expenditures. We spent $76 million and $87 million on renewal and replacement capital expenditures during the first quarter of 2014 and 2013, respectively. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. During the first quarter of 2014, we completed the renovation of all guest rooms at The Westin Indianapolis and the Newport Beach Marriott Hotel & Spa and almost 12,000 square feet of public space at the Sheraton San Diego Hotel & Marina. We expect that our investment in renewal and replacement expenditures in 2014 will total approximately $320 million to $340 million.

Financing activities

Debt Transactions.  During the quarter, we completed the following transactions:

•	On February 28, 2014, we repaid the $300 million mortgage loan secured by The Ritz-Carlton, Naples and Newport Beach Marriott Hotel at maturity.
•	In February 2014, we redeemed $150 million of our 6¾% Series Q senior notes due 2016 for an aggregate price of $152 million.
•	On January 10, 2014, we repaid $225 million on the revolver portion of our credit facility and currently have $782 million of remaining available capacity.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,		% Change
	2014	2013	2013 to 2014
Total revenues	$1,309	$1,224	6.9%
Operating costs and expenses:
Property-level costs (1)	1,144	1,108	3.2
Corporate and other expenses	34	26	30.8
Operating profit	134	90	48.9
Interest expense	58	76	(23.7)
Benefit for income taxes	7	7	—
Income from continuing operations	76	34	123.5
Income from discontinued operations	—	26	N/M
Gain on sale of property, net of tax	109	—	N/M

Host Inc.:
Net income attributable to non-controlling interests	$6	$4	50.0%
Net income attributable to Host Inc.	179	56	219.6

Host L.P.:
Net income attributable to non-controlling interests	$4	$3	33.3%
Net income attributable to Host L.P.	181	57	217.5

(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

2014 Compared to 2013

The comparisons of our hotel revenues and expenses are affected by the results of the hotels acquired and sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”).  Our first quarter 2014 operations benefited from the results of the Powell Hotel, acquired in January 2014 and the Hyatt Place Waikiki Beach, acquired in May 2013.  This was offset by the results for two hotels sold in 2014, which operations prior to sale now are included in continuing operations due to the adoption of ASU 2014-08 Reporting for Discontinued Operations.

Hotel Sales Overview

The following table presents total revenues (in millions, except percentages) and includes both comparable and non-comparable hotels:

	Quarter ended March 31,		% Change
	2014	2013	2013 to 2014
Revenues:
Rooms	$808	$762	6.0%
Food and beverage	405	369	9.8
Other	96	93	3.2
Total revenues	$1,309	$1,224	6.9

Rooms. Rooms revenues increased $46 million, or 6.0%, to $808 million compared to the first quarter of 2013. The improvement in rooms revenues reflects a 6.2% increase in RevPAR at our comparable hotels, which is discussed in more detail below, as well as RevPAR improvements from recently renovated properties that are not considered comparable. The increase in rooms revenues was offset partially by a net decrease of $5 million due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. Food and beverage (“F&B”) revenues increased $36 million, or 9.8%, to $405 million compared to the first quarter of 2013. For our comparable hotels, F&B revenues increased 9.4% for the quarter, driven by increased volume at our New York market properties related to the Super Bowl. Additionally, the Sheraton New York Times Square Hotel and Newark Liberty International Airport Marriott benefited from substantial renovations, which were completed in 2013. In addition, several properties had double-digit F&B revenue increases, including San Diego Marriott Marquis & Marina, Sheraton San Diego Hotel & Marina, JW Marriott Desert Springs Resort & Spa, and San Francisco Marriott Marquis.  The increase in F&B revenues was offset partially by a net decrease of $5 million as a result of our Recent Acquisitions and Dispositions.

Other revenues . Other revenues increased $3 million, or 3.2%, to $96 million for the first quarter of 2014, compared to the first quarter of 2013 due to increased  (i) golf revenues, (ii) attrition and cancellation fees and (iii) rental income and commissions. The increase in other revenues from owned hotels was offset partially by a net decrease of $1 million due to the results of our Recent Acquisitions and Dispositions.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or have undergone large scale capital projects during these periods. As of March 31, 2014, 109 of our 114 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort or airport), geographic market and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Geographic Market

The following table sets forth performance information for our comparable hotels by geographic market as of March 31, 2014 and 2013, respectively:

Comparable Hotels by Market in Constant US$

	As of March 31, 2014		Quarter ended March 31, 2014			Quarter ended March 31, 2013
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	5	3,432	$172.94	60.9%	$105.36	$163.11	66.4%	$108.30	(2.7)%
New York	9	7,224	246.13	77.6	190.89	232.73	78.7	183.14	4.2
Philadelphia	2	776	192.34	78.6	151.17	198.64	63.0	125.20	20.7
Washington, D.C.	12	6,016	205.70	69.6	143.14	210.95	68.0	143.40	(0.2)
Atlanta	6	2,280	171.62	74.8	128.36	162.00	72.2	116.95	9.8
Florida	7	3,230	245.25	85.8	210.43	239.05	84.2	201.27	4.6
Chicago	7	2,857	142.64	59.6	85.01	148.46	58.9	87.47	(2.8)
Denver	3	1,363	145.62	62.0	90.33	136.61	55.4	75.72	19.3
Houston	4	1,706	191.53	79.9	152.98	175.59	82.3	144.53	5.8
Phoenix	4	1,522	245.17	82.6	202.58	235.30	79.1	186.12	8.8
Seattle	3	1,774	163.37	72.1	117.75	150.31	66.1	99.38	18.5
San Francisco	5	3,701	214.98	77.6	166.78	185.71	71.7	133.15	25.3
Los Angeles	8	3,228	171.01	81.2	138.80	159.34	80.3	127.88	8.5
San Diego	5	4,691	196.10	80.4	157.68	185.32	73.4	136.09	15.9
Hawaii	2	1,256	401.96	86.4	347.40	371.82	89.4	332.31	4.5
Other	13	7,929	166.94	68.4	114.17	165.23	68.3	112.79	1.2
Domestic	95	52,985	203.71	74.0	150.65	195.20	72.4	141.29	6.6

Asia-Pacific	7	1,378	$158.80	85.5%	$135.72	$150.56	83.3%	$125.49	8.2%
Canada	3	1,219	169.91	62.0	105.37	162.74	64.3	104.64	0.7
Latin America	4	1,075	249.10	69.1	172.04	211.53	67.3	142.38	20.8
International	14	3,672	186.71	73.0	136.27	170.57	72.4	123.53	10.3
All Markets - Constant US$	109	56,657	202.61	73.9	149.71	193.59	72.4	140.13	6.8

Comparable Hotels in Nominal US$
	As of March 31, 2014		Quarter ended March 31, 2014			Quarter ended March 31, 2013
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	7	1,378	$158.80	85.5%	$135.72	$160.52	83.3%	$133.79	1.4%
Canada	3	1,219	169.91	62.0	105.37	178.00	64.3	114.45	(7.9)
Latin America	4	1,075	249.10	69.1	172.04	241.89	67.3	162.81	5.7
International	14	3,672	186.71	73.0	136.27	187.57	72.4	135.85	0.3
Domestic	95	52,985	203.71	74.0	150.65	195.20	72.4	141.29	6.6
All Markets - Nominal US$	109	56,657	202.61	73.9	149.71	194.70	72.4	140.93	6.2

Several of our western markets had extremely strong RevPAR results, as our properties in the San Diego, San Francisco, Seattle and Denver markets all experienced RevPAR growth exceeding 15%. Increases were the combined result of strong group market demand and the benefit from renovation activity in the prior year (both in terms of demand growth generated from the renovations and less disruption). While the results were not as strong as other west coast markets, our Los Angeles market also outperformed the portfolio with a RevPAR increase of 8.5%.  For the first quarter, RevPAR for our Philadelphia market increased 20.7%, due to an increase in occupancy driven by a shift of city-wide business to the first quarter and weather related flight delays increasing occupancy at the Philadelphia Airport Marriott.

RevPAR results in several of our east coast markets and Chicago underperformed the portfolio.  For our New York market, demand from the Super Bowl drove a 4.2% increase in RevPAR despite the decline in demand due to the severe weather and an increase in supply.  For the first quarter, RevPAR for our Washington, D.C. market was relatively unchanged as increased occupancy driven by group demand was offset by a decrease in average room rates from the first quarter of 2013, which benefited from inauguration activities. Our Boston market had a decrease in RevPAR as a result of lower occupancy, driven by room renovations at two of our hotels. Our Chicago market RevPAR was negatively impacted by decreased citywide room nights as well as severe winter weather.

For the quarter, RevPAR for our Latin American markets increased 20.8% on a constant dollar basis, primarily reflecting improved operations at our recently renovated JW Marriott Mexico City. RevPAR for our Asia/Pacific markets increased 8.2% on a constant dollar basis, driven by a strong quarter for the Hilton Melbourne South Wharf.

Comparable Hotel Sales by Property Type

The following table sets forth performance information for our comparable hotels by property type as of March 31, 2014 and 2013, respectively:

Comparable Hotels by Type in Nominal US$

	As of March 31, 2014		Quarter ended March 31, 2014			Quarter ended March 31, 2013
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	57	35,243	$208.68	73.6%	$153.60	$201.11	72.6%	$146.08	5.1%
Suburban	29	10,206	165.46	67.2	111.24	156.73	66.2	103.76	7.2
Resort	11	5,570	286.62	82.3	235.89	274.47	80.8	221.88	6.3
Airport	12	5,638	138.32	79.4	109.88	130.43	73.6	96.03	14.4
All Types	109	56,657	202.61	73.9	149.71	194.70	72.4	140.93	6.2

For the first quarter 2014, our airport hotels throughout the East Coast benefited from frequent weather events as travelers found themselves displaced.  Conversely, this same weather pattern negatively affected our urban properties in the east. However, several of our west coast urban properties increased RevPAR by double digits, as noted above. Suburban property RevPAR increased 7.2% as a result of a 5.6%  increase in average room rates and 1.0 percentage point increase in average occupancy.  RevPAR for our resort hotels increased 6.3% due to a 4.4% increase in average room rates and a 1.5 percentage point increase in average occupancy.

Hotels Sales by Business Mix

The majority of our customers fall into three broad groups: transient, group, and contract business. The information below is derived from business mix data for 109 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.  For the first quarter, overall revenue growth primarily resulted from an 11.0% increase in group revenues, consisting of 6.3% growth in group room nights sold and a 4.4% average room rate increase. Corporate group revenues increased 15.6%, driven by the Super Bowl in the New York market and more broadly in our western markets.  Other group revenues, including group government business, improved 14.7% primarily as result of the negative effects of the first quarter 2013 fiscal cliff and pending sequestration. Additionally, group revenues benefited from the shift of the Easter holiday into the second quarter of 2014. Transient revenues increased 3.3%, primarily due to a 3.5% increase in average room rates due to a positive mix shift to higher-rated demand as non-qualified revenues improved 7.1%, partially offset by a decline in discount revenues of 7.0%.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,		% Change
	2014	2013	2013 to 2014
Expenses:
Rooms	$226	$215	5.1%
Food and beverage	284	272	4.4
Other departmental and support expenses	315	307	2.6
Management fees	50	47	6.4
Other property-level expenses	97	94	3.2
Depreciation and amortization	172	173	(0.6)
Total property-level operating expenses	$1,144	$1,108	3.2

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which exclude depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.

Rooms. Rooms expenses increased $11 million for the first quarter of 2014 compared to 2013, reflecting a 6.4% increase at our comparable hotels, primarily driven by travel agent commissions and wages and related benefits.  The increase in rooms expenses was offset partially by a net decrease of $2 million due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. Food and beverage expenses increased $12 million for first quarter 2014, reflecting the increase in revenues driven by improved group demand. Comparable food and beverage expenses increased $14 million to $264 million. The increase in food and beverage expenses was offset partially by a net decrease of $5 million due to the results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $8 million for the first quarter 2014, primarily due to credit card expenses, wages and benefits costs, and information systems expenses. The increase in other departmental and support expenses was offset partially by a net decrease of $3 million due to the results of our Recent Acquisitions and Dispositions.

Management fees.  For the first quarter 2014, base management fees, which generally are calculated as a percentage of total revenues, increased $3 million to $42 million. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased $1 million to $13 million for the first quarter of 2014.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $3 million, or 3.2%, to $97 million for the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in utility expenses. The increase in other property-level expenses was offset partially by a net decrease of $1 million due to the results of our Recent Acquisitions and Dispositions.

Other Income and Expense

Corporate and other expenses. For the first quarter of 2014, corporate and other expenses increased $8 million, primarily as a result of an increase in acquisition costs and legal expenses.

Gain on insurance settlements.  During the first quarter of 2014, we recorded a gain of $3 million related to the receipt of business interruption insurance proceeds resulting from Hurricane Sandy.

Interest expense. Interest expense decreased $18 million for the first quarter of 2014, compared to 2013, primarily due to the repayment or refinancing of debt that resulted in a decrease in our weighted average interest rates and overall debt balance. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2014	2013
Cash interest expense(1)	$49	$69
Non-cash interest expense	7	7
Cash debt extinguishment costs(1)	2	—
Total interest expense	$58	$76

(1)	Including the change in accrued interest, total cash interest expense paid was $48 million and $70 million for the first quarter of 2014 and 2013, respectively.

Gain on sale of other assets. During the first quarter of 2013, we recognized a deferred $11 million gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for the highway expansion at the Atlanta Marriott Perimeter Center.

Equity in losses of affiliates.  Equity in losses of affiliates primarily reflects our interest in the operations of the Euro JV. The increased loss for the quarter is due primarily to the non-recurrence in 2014 of a first quarter 2013 income tax benefit, which offset improvements in operating results.

Benefit from income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The $7 million income tax benefit recorded in the first quarter of 2014 and 2013, respectively, primarily reflects tax losses incurred by the TRS in these quarters as a result of the seasonality of hotel operations.

Income from discontinued operations, net of tax. The income from discontinued operations for the first quarter of 2013 primarily consists of the $19 million gain recorded as a result of the sale of the Atlanta Marriott Marquis.

Gain on sale of property, net of tax. During the first quarter of 2014, we recognized a $109 million gain, net of tax, on the sale of an 89% interest in the Philadelphia Marriott Downtown.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt, the issuance of OP units or the sale of properties.  Host Inc. is a REIT and its only significant asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase its stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources as the discussion below applies to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. As operations have improved, in the past several years, we have maintained our focus on strategically decreasing our debt-to-equity ratio and on increasing our interest coverage ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the repayment and refinancing of senior notes and mortgage debt in order to extend maturity dates and lower interest rates. As we achieve our balance sheet objectives, we intend to use available cash predominantly for acquisitions or other investments in our portfolio to the extent that we are able to find suitable investment opportunities that meet our return requirements. If we are unable to find appropriate investment opportunities and assuming operations continue to improve, we may, over time, consider other uses of any available cash, such as a return of capital through dividends or stock repurchases.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt.  We have access to multiple types of financing, as approximately 88% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.  We believe that we have sufficient liquidity and access to capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On April 15, 2014, we paid a dividend of $0.14 per share of Host Inc.’s common stock, which totaled approximately $106 million.

Capital Resources. As of March 31, 2014, we had $392 million of cash and cash equivalents and $782 million available under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions.  As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure.  Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which includes, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE under any future “at-the-market” offering program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense. In October 2013, Host Inc.’s Board of Directors authorized repurchases of up to $680 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms), of which $530 million remains available under this authority. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations decreased $5 million to $171 million compared to 2013. The decrease is due to the timing of cash received from hotel managers, despite the overall improvements in operating results.

Cash Used in Investing Activities. Cash used in investing activities was used primarily for the acquisition of property, for capital expenditures on our existing portfolio and to fund our investment in joint ventures. For the quarter ended March 31, 2014, we invested $177 million for the acquisition of one hotel, investments in our joint ventures, and for capital expenditures at our existing properties.  For the quarter ended March 31, 2013, we invested $132 million for capital expenditures at our existing properties and investments in our joint ventures. Cash used for renewal and replacement capital expenditures for the first quarter of 2014 and 2013 was $76 million and $87 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures was $14 million and $36 million, respectively. Cash provided by investing activities was $299 million from the sale of two assets in the first quarter of 2014 and $279 million from the sale of one hotel in the first quarter of 2013.

The following tables summarize significant acquisitions and dispositions that have been completed as of May 1, 2014 (in millions):

Transaction Date		Description of Transaction	Cash Paid	Investment Price
Acquisitions/Investments
January	2014	Acquisition of The Powell Hotel	$(75)	$(75)
		Total acquisitions/investments	$(75)	$(75)

Transaction Date		Description of Transaction	Net Proceeds	Sales Price
Dispositions
February	2014	Disposition of Courtyard Nashua	$9	$10
January	2014	Sale of 89% interest in the Philadelphia Marriott Downtown(1)	290	270
		Total dispositions	$299	$280

(1)

Sales price represents the 89% interest in the hotel that was sold. Net proceeds also include our 11% portion of the proceeds received from the $230 million mortgage loan issued by the partnership at closing.

Cash Used in Financing Activities. In the first quarter of 2014, cash used in financing activities was $775 million, compared to cash provided by financing activities of $334 million in the first quarter of 2013.  Cash used in financing activities, primarily for the repayment of debt and dividends, increased $605 million compared to the first quarter of 2013.  In the first quarter of 2013, $503 million was provided by financing activities through the issuance of debt and common stock.  We did not receive any proceeds from the issuance of debt or common stock (other than $1 million upon the exercise of employee stock options) during the first quarter of 2014.

The following table summarizes significant redemptions and repayments of debt, including premiums, that have been completed through May 1, 2014 (in millions). There have been no new debt issuances.

			Transaction
Transaction Date		Description of Transaction	Amount
Cash Repayments
February	2014	Repayment of mortgage loan on the Ritz-Carlton, Naples and Newport Beach Marriott	$(300)
February	2014	Redemption of $150 million of 6¾ % Series Q senior notes	(152)
January	2014	Repayment on revolver portion of credit facility	(225)
		Total cash repayments	$(677)

The following table summarizes significant equity transactions that have been completed through May 1, 2014 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January-April	2014	Dividend payments (1)	$(204)
		Cash payments on equity transactions	$(204)

(1)	In connection with the dividends, Host L.P. made distributions of $208 million.

Debt

As of March 31, 2014, our total debt was $4.1 billion, with an average interest rate of 4.9% and an average maturity of 5.7 years. Additionally, 79% of our debt has a fixed rate of interest and 104 of our hotels are unencumbered by mortgage debt.

Exchangeable Senior Debentures. As of March 31, 2014, we have $400 million of 2½% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain other subsequent dates.

Holders also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 130% of the exchange price per share ($13.20) for at least 20 of the last 30 consecutive trading days of the calendar quarter, or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or a portion of, the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange their debentures for common stock at the exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash, or a combination thereof, at our option. The 2009 Debentures currently are exchangeable by holders at this time and each $1,000 Debenture would be exchanged for 75.7559 Host Inc. common shares (for an equivalent per share price of $13.20), for a total of 30.3 million shares.

We separately account for the liability and equity components of the 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date, which is the expected life thereof. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance was $316 million and $82 million, respectively. As of March 31, 2014, the debt carrying value and unamortized discount were $375 million and $25 million, respectively.

Interest expense recorded for our debentures (including interest expense for debentures redeemed in 2014 and 2013) for the periods presented consists of the following (in millions):

	Quarter ended March 31,
	2014	2013
Contractual interest expense (cash)	$3	$3
Non-cash interest expense due to discount amortization	4	4
Total interest expense	$7	$7

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of March 31, 2014:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	3.0x	Maximum ratio of 7.25x
Fixed charge coverage ratio	4.7x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	7.7x	Minimum ratio of 1.75x

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Series D Senior Notes

We are in compliance with all of the financial covenants applicable to our Series D senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of March 31, 2014:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	466%	Minimum ratio of 150%
Total indebtedness to total assets	22%	Maximum ratio of 65%
Secured indebtedness to total assets	2%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	6.6x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series other than the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of March 31, 2014 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*	Covenant Requirement
Unencumbered assets tests	475%	Minimum ratio of 125%
Total indebtedness to total assets	22%	Maximum ratio of 65%
Secured indebtedness to total assets	2%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	6.6x	Minimum ratio of 2.0x

*

Because of differences in the calculation methodology between our Series D senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 31, 2014, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should take into account the non-controlling interest in the Host L.P. common OP units when analyzing common dividend payments by Host Inc. to its stockholders, as these common OP unit holders share, on a pro rata basis, in cash amounts distributed by Host L.P. to all of its common OP unit holders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income. The amount of any future dividends will be determined by the Board of Directors of Host Inc.

On February 18, 2014, the Board of Directors of Host Inc. declared a regular dividend of $0.14 per share on our common stock, an increase of $0.01 per share from the previous quarter. This dividend was paid on April 15, 2014 to stockholders of record as of March 31, 2014. Accordingly, Host L.P. made a distribution of $0.14300916 per unit on its common OP units.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Euro JV Fund I (11 hotels, 3,511 rooms) and a 33.4% interest in Euro JV Fund II (8 hotels, 2,916 rooms). At March 31, 2014, hotel investments by the Euro JV totaled €1.9 billion, with €1.0 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. Our investment, partners’ funding and debt outstanding as of March 31, 2014 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment	Debt balance (1)	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)		(in millions)	(in millions)
Euro JV Fund I	€143	€631	91%	€568	€182
Euro JV Fund II	122	369	82%	419	140
	€265	€1,000		€987	€322

(1)	€70 million loan secured by three hotels in Brussels matures in July 2014.

The following table sets forth operating statistics for the 18 comparable hotels as of March 31, 2014 and 2013:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended March 31,		Change
	2014	2013	2014 to 2013
Average room rate	€161.56	€162.41	(0.5)%
Average occupancy	67.8%	65.6%	220	bps
RevPAR	€109.57	€106.57	2.8%

(1)

The presentation above includes the operating performance for the 18 properties consisting of 5,962 rooms. The table excludes the one hotel acquired in 2013 as the joint venture did not own the hotel for the entirety of 2013. See “-Comparable Hotel Operating Statistics.”

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Effective January 1, 2014, we early adopted ASU 2014-08 Reporting for Discontinued Operations, under which only dispositions representing a strategic shift in operations will be reclassified to discontinued operations. Previously, we had reported the disposition of a hotel as discontinued operations. With this adoption, we present the gain on the disposition of hotel property as gain on property sales within income from continuing operations and do not reclassify the operating results of the hotel to discontinued operations. The treatment is prospective and, as a result, we have not restated prior periods.

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the Hyatt Place Waikiki Beach in May 2013. The hotel will not be included in our comparable hotel set until January 1, 2015. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 114 hotels that we owned on March 31, 2014, 109 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 31, 2014 are excluded from comparable hotel results for these periods:

•	Powell Street Hotel (acquired in January 2014)
•

The Ritz-Carlton, Naples, removed in the third quarter of 2013 (business interruption due to the closure of the hotel during extensive renovations that were substantially completed in October 2013, which included renovations of 450 rooms, including 35 suites, restaurant, façade and windows);

•	Hyatt Place Waikiki Beach (acquired in May 2013);
•

Novotel Christchurch Cathedral Square (business interruption due to the closure of the hotel following an earthquake in February 2011 and the subsequent extensive renovations, which hotel reopened in August 2013);

•

Orlando World Center Marriott, removed in the third quarter of 2012 (business interruption due to extensive renovations that were substantially completed in July 2013, which include façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool, dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants).

The operating results of seven hotels disposed of in 2014 and 2013 are not included in comparable hotel results for the periods presented herein.

CONSTANT US$, NOMINAL US$ AND CONSTANT EUROS

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for the prior year assuming that the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in the current year, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it shows growth in RevPAR in the local currency of the hotel consistent with the manner in which we evaluate our domestic portfolio. However, the estimated effect of changes in foreign currency has been reflected in the actual and forecast results of net income, EBITDA, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations, consistent with our financial statement presentation.

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable to it. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2013, further explanations of the adjustment being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures, and the limitations on their use.

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

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense from these investments, which are excluded from EBITDA. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investments. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments, adjusted for any gains or losses on property transactions, multiplied by our ownership percentage in the partnership or joint venture.

•

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships, adjusted for any gains or losses on property transactions, multiplied by the non-controlling partners’ ownership percentage in the partnership or joint venture.
•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment losses recorded because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, we believe that impairment losses, which are based on historical cost accounting of the relevant asset, are similar to gains (losses) on dispositions and depreciation expense, both of which also are excluded from EBITDA.

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2014	2013
Net income (1)	$185	$60
Interest expense	58	76
Depreciation and amortization	172	173
Income taxes	(4)	(7)
Discontinued operations (2)	—	7
EBITDA	411	309
Gain on dispositions (3)	(112)	(19)
Acquisition costs	1	—
Recognition of deferred gain on land condemnation (1)	—	(11)
Equity investment adjustments:
Equity in losses of affiliates	8	2
Pro rata Adjusted EBITDA of equity investments	8	8
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(8)	(6)
Adjusted EBITDA	$308	$283

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

(2)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.
(3)	Reflects the sale of an 89% controlling interest in one hotel in 2014 and the sale of one hotel during the first quarter of both 2014 and 2013.

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

We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process, and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

•

Gains and Losses on the Extinguishment of Debt – We exclude the effect of finance charges and redemption premiums associated with the extinguishment of debt, including the acceleration of the write-off of deferred financing costs from the original issuance of the debt being redeemed or retired. We also exclude the gains on debt repurchases and the original issuance costs associated with the retirement of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

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

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2014	2013
Net income	$185	$60
Less: Net income attributable to non-controlling interests	(6)	(4)
Net income attributable to Host Inc.	179	56
Adjustments:
Gain on dispositions, net of taxes (1)	(109)	(19)
Depreciation and amortization	171	176
Equity investment adjustments:
Equity in losses of affiliates	8	2
Pro rata FFO of equity investments	1	6
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(2)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(1)	(2)
NAREIT FFO	247	218
Adjustments to NAREIT FFO:
Loss on debt extinguishment	2	—
Acquisition costs	1	—
Recognition of deferred gain on land condemnation (2)	—	(11)
Adjusted FFO	$250	$207

For calculation on a per share basis:

Adjustments for dilutive securities (3):
Assuming conversion of Exchangeable Senior Debentures	$7	$7
Diluted NAREIT FFO	$254	$225
Diluted Adjusted FFO	$257	$214

Diluted weighted average shares outstanding-EPS	785.1	738.6
Assuming conversion of Exchangeable Senior Debentures	—	29.1
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	785.1	767.7
NAREIT FFO per diluted share	$0.32	$0.29
Adjusted FFO per diluted share	$0.33	$0.28

(1)	Reflects the sale of an 89% controlling interest in one hotel in 2014 and the sale of one hotel during the first quarter of both 2014 and 2013.
(2)	See footnote (1) to the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
(3)

Earnings per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2014	2013
Number of hotels	109	109
Number of rooms	56,657	56,657
Percent change in comparable hotel RevPAR - Constant US$	6.8%	—
Percent change in comparable hotel RevPAR - Nominal US$	6.2%	—
Operating profit margin (1)	10.2%	7.4%
Comparable hotel adjusted operating profit margin (1)	24.0%	22.8%
Comparable hotel revenues
Room	$764	$719
Food and beverage (2)	370	338
Other	70	69
Comparable hotel revenues (3)	1,204	1,126
Comparable hotel expenses
Room	215	202
Food and beverage (4)	264	250
Other	35	35
Management fees, ground rent and other costs	401	382
Comparable hotel expenses (5)	915	869
Comparable hotel adjusted operating profit	289	257
Non-comparable hotel results, net (6)	51	32
Depreciation and amortization	(172)	(173)
Corporate and other expenses	(34)	(26)
Operating profit	$134	$90

(1)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel adjusted operating profit margins are calculated using amounts presented in the above table.

(2)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended March 31,
	2014	2013
Food and beverage sales per the consolidated statements of operations	$405	$369
Non-comparable hotel food and beverage sales	(46)	(41)
Food and beverage sales for the property for which we record rental income	11	10
Comparable food and beverage sales	$370	$338

(3)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended March 31,
	2014	2013
Revenues per the consolidated statements of operations	$1,309	$1,224
Non-comparable hotel revenues	(121)	(112)
Hotel revenues for which we record rental income, net	16	14
Comparable hotel revenues	$1,204	$1,126

(4)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended March 31,
	2014	2013
Food and beverage expenses per the consolidated statements of operations	$284	$272
Non-comparable hotel food and beverage expenses	(26)	(28)
Food and beverage expenses for the property for which we record rental income	6	6
Comparable food and beverage expenses	$264	$250

(5)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended March 31,
	2014	2013
Operating costs and expenses per the consolidated statements of operations	$1,175	$1,134
Non-comparable hotel expenses	(70)	(80)
Hotel expenses for which we record rental income	16	14
Depreciation and amortization	(172)	(173)
Corporate and other expenses	(34)	(26)
Comparable hotel expenses	$915	$869

(6)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels whose operations are included in our consolidated statements of operations as continuing operations, (ii) gains on property insurance settlements and (iii) the results of our office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 31, 2014 and December 31, 2013, 79% and 71%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the first quarter of 2014. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile and New Zealand and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We did not enter into any currency hedges in the first quarter of 2014. The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value - All Contracts
	Total
	Transaction	Total
	Amount in	Transaction		Gain (Loss)
Transaction Date	Foreign	Amount	Forward Purchase	Quarter ended March 31,
Range	Currency	in Dollars	Date Range	2014	2013
May 2008-January 2013	€120	$163	May 2014-January 2016	$—	$3

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2014 – January 31, 2014	15,670	*	$19.28	*	––	$––
February 1, 2014 – February 28, 2014	368,410	*	18.32	*	––	––
March 1, 2014 – March 31, 2014	857,742	**	19.37	**	––	––
Total	1,241,822		$18.36		––	$––

*

Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

**

Reflects (1) 856,559 shares of restricted stock forfeited for failure to meet vesting criteria and (2) 1,183 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2014 – January 31, 2014	34,732	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	$––
February 1, 2014 – February 28, 2014	391,369	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2014 – March 31, 2014	843,146	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	1,269,247			––	$––

*

Reflects (1) 19,392 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 15,340 common OP units cancelled upon cancellation of 15,670 shares of Host Inc.’s common stock by Host Inc. (and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

**

Reflects (1) 30,711 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 360,658 common OP units cancelled upon cancellation of 368,410 shares of Host Inc.’s common stock by Host Inc. (and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

***

Reflects (1) 3,453 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2)  839,693 common OP units cancelled upon cancellation of 857,742 shares of Host Inc.’s common stock by Host Inc. (either because of  forfeiture for failure to meet vesting requirements or used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

3	Articles of Incorporation and Bylaws

3.3

Articles Supplementary of Host Hotels & Resorts, Inc. filed with the State Department of Assessments and Taxation of Maryland on March 27, 2014 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8‑K, filed on March 27, 2014).

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

Exhibit No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

May 2, 2014	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

May 2, 2014	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)