Form 10-Q
period 2014-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2014-08-01
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

As of July 30, 2014 there were 757,235,777 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(in millions, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$10,749	$10,995
Due from managers	129	52
Advances to and investments in affiliates	416	415
Deferred financing costs, net	39	42
Furniture, fixtures and equipment replacement fund	171	173
Other	238	244
Restricted cash	33	32
Cash and cash equivalents	440	861
Total assets	$12,215	$12,814

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $378 million and $371 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,876	$3,018
Credit facility, including the $500 million term loan	722	946
Mortgage debt	419	709
Other	13	86
Total debt	4,030	4,759
Accounts payable and accrued expenses	202	214
Other	388	389
Total liabilities	4,620	5,362

Non-controlling interests - Host Hotels & Resorts, L.P.	211	190

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 755.6 million shares and 754.8 million shares issued and outstanding, respectively	8	8
Additional paid-in capital	8,485	8,492
Accumulated other comprehensive income (loss)	3	(9)
Deficit	(1,148)	(1,263)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,348	7,228
Non-controlling interests—other consolidated partnerships	36	34
Total equity	7,384	7,262
Total liabilities, non-controlling interests and equity	$12,215	$12,814

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2014 and 2013

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
REVENUES
Rooms	$921	$891	$1,729	$1,654
Food and beverage	415	418	820	787
Other	95	90	191	183
Total revenues	1,431	1,399	2,740	2,624
EXPENSES
Rooms	234	227	460	442
Food and beverage	285	286	569	558
Other departmental and support expenses	320	316	635	623
Management fees	66	65	116	111
Other property-level expenses	98	92	195	187
Depreciation and amortization	174	171	346	345
Corporate and other expenses	29	37	63	63
Gain on insurance settlements	—	—	(3)	—
Total operating costs and expenses	1,206	1,194	2,381	2,329
OPERATING PROFIT	225	205	359	295
Interest income	1	1	2	2
Interest expense	(55)	(103)	(113)	(179)
Gain on sale of assets	—	21	111	32
Gain (loss) on foreign currency transactions and derivatives	(1)	1	(1)	3
Equity in earnings (losses) of affiliates	4	6	(3)	4
INCOME BEFORE INCOME TAXES	174	131	355	157
Provision for income taxes	(15)	(15)	(11)	(7)
INCOME FROM CONTINUING OPERATIONS	159	116	344	150
Income from discontinued operations, net of tax	—	5	—	31
NET INCOME	159	121	344	181
Less: Net income attributable to non-controlling interests	(4)	(2)	(10)	(6)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$155	$119	$334	$175
Basic earnings per common share:
Continuing operations	$.21	$.15	$.44	$.20
Discontinued operations	—	.01	—	.04
Basic earnings per common share	$.21	$.16	$.44	$.24
Diluted earnings per common share:
Continuing operations	$.21	$.15	$.44	$.20
Discontinued operations	—	.01	—	.04
Diluted earnings per common share	$.21	$.16	$.44	$.24

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2014 and 2013

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
NET INCOME	$159	$121	$344	$181
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	4	(26)	11	(29)
Change in fair value of derivative instruments	1	—	1	5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5	(26)	12	(24)
COMPREHENSIVE INCOME	164	95	356	157
Less: Comprehensive income attributable to non-controlling interests	(4)	(2)	(10)	(6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$160	$93	$346	$151

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2014 and 2013

(unaudited, in millions)

	Year-to-date ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$344	$181
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(19)
Depreciation	—	6
Depreciation and amortization	346	345
Amortization of finance costs, discounts and premiums, net	13	14
Non-cash loss on extinguishment of debt	2	12
Stock compensation expense	10	8
Deferred income taxes	(3)	(1)
Gain on sale of assets	(111)	(32)
(Gain) loss on foreign currency transactions and derivatives	1	(3)
Equity in (earnings) losses of affiliates	3	(4)
Change in due from managers	(76)	(55)
Changes in other assets	6	34
Changes in other liabilities	(10)	(26)
Cash provided by operating activities	525	460

INVESTING ACTIVITIES
Proceeds from sales of assets, net	274	446
Return of investment	42	—
Acquisitions	(73)	(139)
Advances to and investments in affiliates	(32)	(50)
Capital expenditures:
Renewals and replacements	(147)	(163)
Redevelopment and acquisition-related investments	(36)	(69)
New development	(5)	(11)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(11)	(39)
Cash provided by (used in) investing activities	12	(25)

FINANCING ACTIVITIES
Financing costs	(4)	(4)
Issuances of debt	—	400
Draws on credit facility	—	148
Repayment of credit facility	(225)	(200)
Repurchase/redemption of senior notes	(150)	(601)
Mortgage debt and other prepayments and scheduled maturities	(373)	(246)
Scheduled principal repayments	—	(1)
Issuance of common stock	3	192
Dividends on common stock	(204)	(140)
Contributions from non-controlling interests	1	3
Distributions to non-controlling interests	(7)	(6)
Change in restricted cash for financing activities	(1)	1
Cash used in financing activities	(960)	(454)
Effects of exchange rate changes on cash held	2	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	(421)	(24)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$440	$393

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2014 and 2013

(unaudited)

Supplemental disclosure of cash flow information (in millions)

	Year-to-date ended June 30,
	2014	2013
Interest paid - periodic interest expense	$93	$148
Interest paid - debt extinguishments	2	20
Total interest paid	$95	$168
Income taxes paid	$14	$6

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 30, 2014 and 2013, Host Inc. issued approximately 0.1 million shares and 0.1 million shares, respectively, upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $3 million and $2 million, respectively.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

(in millions)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$10,749	$10,995
Due from managers	129	52
Advances to and investments in affiliates	416	415
Deferred financing costs, net	39	42
Furniture, fixtures and equipment replacement fund	171	173
Other	238	244
Restricted cash	33	32
Cash and cash equivalents	440	861
Total assets	$12,215	$12,814

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $378 million and $371 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,876	$3,018
Credit facility, including the $500 million term loan	722	946
Mortgage debt	419	709
Other	13	86
Total debt	4,030	4,759
Accounts payable and accrued expenses	202	214
Other	388	389
Total liabilities	4,620	5,362

Limited partnership interests of third parties	211	190

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,344	7,236
Accumulated other comprehensive income (loss)	3	(9)
Total Host Hotels & Resorts, L.P. capital	7,348	7,228
Non-controlling interests—consolidated partnerships	36	34
Total capital	7,384	7,262
Total liabilities, limited partnership interest of third parties and capital	$12,215	$12,814

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2014 and 2013

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
REVENUES
Rooms	$921	$891	$1,729	$1,654
Food and beverage	415	418	820	787
Other	95	90	191	183
Total revenues	1,431	1,399	2,740	2,624
EXPENSES
Rooms	234	227	460	442
Food and beverage	285	286	569	558
Other departmental and support expenses	320	316	635	623
Management fees	66	65	116	111
Other property-level expenses	98	92	195	187
Depreciation and amortization	174	171	346	345
Corporate and other expenses	29	37	63	63
Gain on insurance settlements	—	—	(3)	—
Total operating costs and expenses	1,206	1,194	2,381	2,329
OPERATING PROFIT	225	205	359	295
Interest income	1	1	2	2
Interest expense	(55)	(103)	(113)	(179)
Gain on sale of assets	—	21	111	32
Gain (loss) on foreign currency transactions and derivatives	(1)	1	(1)	3
Equity in earnings (losses) of affiliates	4	6	(3)	4
INCOME BEFORE INCOME TAXES	174	131	355	157
Provision for income taxes	(15)	(15)	(11)	(7)
INCOME FROM CONTINUING OPERATIONS	159	116	344	150
Income from discontinued operations, net of tax	—	5	—	31
NET INCOME	159	121	344	181
Less: Net income attributable to non-controlling interests	(2)	(1)	(5)	(4)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$157	$120	$339	$177
Basic earnings per common unit:
Continuing operations	$.21	$.15	$.45	$.20
Discontinued operations	—	.01	—	.04
Basic earnings per common unit	$.21	$.16	$.45	$.24
Diluted earnings per common unit:
Continuing operations	$.21	$.15	$.45	$.20
Discontinued operations	—	.01	—	.04
Diluted earnings per common unit	$.21	$.16	$.45	$.24

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2014 and 2013

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
NET INCOME	$159	$121	$344	$181
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	4	(26)	11	(29)
Change in fair value of derivative instruments	1	—	1	5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5	(26)	12	(24)
COMPREHENSIVE INCOME	164	95	356	157
Less: Comprehensive income attributable to non-controlling interests	(2)	(1)	(5)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$162	$94	$351	$153

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2014 and 2013

(unaudited, in millions)

	Year-to-date ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$344	$181
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(19)
Depreciation	—	6
Depreciation and amortization	346	345
Amortization of finance costs, discounts and premiums, net	13	14
Non-cash loss on extinguishment of debt	2	12
Stock compensation expense	10	8
Deferred income taxes	(3)	(1)
Gain on sale of assets	(111)	(32)
(Gain) loss on foreign currency transactions and derivatives	1	(3)
Equity in (earnings) losses of affiliates	3	(4)
Change in due from managers	(76)	(55)
Changes in other assets	6	34
Changes in other liabilities	(10)	(26)
Cash provided by operating activities	525	460

INVESTING ACTIVITIES
Proceeds from sales of assets, net	274	446
Return of investment	42	—
Acquisitions	(73)	(139)
Advances to and investments in affiliates	(32)	(50)
Capital expenditures:
Renewals and replacements	(147)	(163)
Redevelopment and acquisition-related investments	(36)	(69)
New development	(5)	(11)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(11)	(39)
Cash provided by (used in) investing activities	12	(25)

FINANCING ACTIVITIES
Financing costs	(4)	(4)
Issuances of debt	—	400
Draws on credit facility	—	148
Repayment of credit facility	(225)	(200)
Repurchase/redemption of senior notes	(150)	(601)
Mortgage debt and other prepayments and scheduled maturities	(373)	(246)
Scheduled principal repayments	—	(1)
Issuance of common OP units	3	192
Distributions on common OP units	(207)	(142)
Contributions from non-controlling interests	1	3
Distributions to non-controlling interests	(4)	(4)
Change in restricted cash for financing activities	(1)	1
Cash used in financing activities	(960)	(454)
Effects of exchange rate changes on cash held	2	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	(421)	(24)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$440	$393

See notes to condensed consolidated statements

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2014 and 2013

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended June 30,
	2014	2013
Interest paid - periodic interest expense	$93	$148
Interest paid - debt extinguishments	2	20
Total interest paid	$95	$168
Income taxes paid	$14	$6

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 30, 2014 and 2013, limited partners converted OP units valued at approximately $3 million and $2 million, respectively, in exchange for approximately 0.1 million and 0.1 million shares, respectively, of Host Inc. common stock.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2014, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of June 30, 2014, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	99
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7
Total	114

International Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (8 hotels).

As of June 30, 2014, the Euro JV owned hotels located in the following countries:

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2014, and the results of our operations for the quarter and year-to-date periods ended June 30, 2014 and 2013, respectively, and cash flows for the year-to-date periods ended June 30, 2014 and 2013, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016.  We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity (“ASU 2014-08 Reporting for Discontinued Operations.”) Under this standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  In addition, it requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. We adopted this standard as of January 1, 2014. No prior year restatements are permitted for this change in policy.

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

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Net income	$159	$121	$344	$181
Less: Net income attributable to non-controlling interests	(4)	(2)	(10)	(6)
Net income attributable to Host Inc.	$155	$119	$334	$175
Diluted income attributable to Host Inc.	$155	$119	$334	$175

Basic weighted average shares outstanding	755.4	745.2	755.1	736.8
Assuming weighted average shares for conversion of exchangeable senior debentures	—	—	—	4.9
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	0.7	0.5	0.7
Diluted weighted average shares outstanding (1)	755.9	745.9	755.6	742.4

Basic earnings per common share	$.21	$.16	$.44	$.24
Diluted earnings per common share	$.21	$.16	$.44	$.24

(1)

There were approximately 30 million potentially dilutive shares for both the quarter and year-to-date periods ended June 30, 2014, and approximately 29 million potentially dilutive shares for both the quarter and year-to-date periods ended June 30, 2013, related to our exchangeable senior debentures, which shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period. Income allocated to non-controlling interests of Host L.P. has been excluded from the numerator and common OP units in Host L.P. have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts would have no impact.

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

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Net income	$159	$121	$344	$181
Less: Net income attributable to non-controlling interests	(2)	(1)	(5)	(4)
Net income attributable to Host L.P.	$157	$120	$339	$177
Diluted income attributable to Host L.P.	$157	$120	$339	$177

Basic weighted average units outstanding	748.9	739.3	748.7	731.1
Assuming weighted average units for conversion of exchangeable senior debentures	—	—	—	4.8
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.6	0.7	0.5	0.6
Diluted weighted average units outstanding (1)	749.5	740.0	749.2	736.5

Basic earnings per common unit	$.21	$.16	$.45	$.24
Diluted earnings per common unit	$.21	$.16	$.45	$.24

(1)

There were approximately 30 million and 29 million potentially dilutive units for the quarter and year-to-date periods ended June 30, 2014, respectively, and approximately 29 million potentially dilutive units for both the quarter and year-to-date periods ended June 30, 2013, related to our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2014	December 31, 2013
Land and land improvements	$1,998	$1,973
Buildings and leasehold improvements	13,354	13,435
Furniture and equipment	2,214	2,223
Construction in progress	163	176
	17,729	17,807
Less accumulated depreciation and amortization	(6,980)	(6,812)
	$10,749	$10,995

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Debt

Credit facility. On June 27, 2014, we amended and restated our senior unsecured credit facility with Bank of America, N.A. as administrative agent. The borrowing capacity under the credit facility remains the same at $1 billion and now includes the ability to draw in Mexican pesos and swingline borrowings in Euros and British pound sterling. Under the amendment, we extended the maturity of the revolver portion of the credit facility to June 2018, with two six-month renewal options and amended the maturity of the $500 million term loan under the credit facility to June 2017, with two one-year renewal options, resulting in a maturity for the entire credit facility in June 2019, if all renewal options are exercised.  The amendment also reduced the interest rate margin and facility fee on our borrowings. Interest on revolver borrowings consists of floating rates equal to LIBOR plus a margin ranging from 87.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points depending on our rating, regardless of usage. Based on Host L.P.’s long-term debt rating as of June 30, 2014, our applicable margin on the revolver borrowings will be 100 basis points and we will pay a facility fee of 20 basis points. Interest on the term loan consists of floating interest rates equal to LIBOR plus a margin ranging from 90 to 175 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of June 30, 2014, our applicable margin on the term loan is 112.5 basis points, for an all-in interest rate of 1.28%. As of June 30, 2014, we have $778 million of available capacity under the credit facility.

Other.  On June 25, 2014, we redeemed the $40 million 7.75% Philadelphia Airport Industrial Development Revenue Bonds. Additionally, on June 15, 2014, we redeemed the $32 million 7% Newark Airport Industrial Development Refunding Revenue Bonds.

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2013	$7,228	$34	$7,262	$190
Net income	334	5	339	5
Issuance of common stock	13	—	13	—
Dividends declared on common stock	(219)	—	(219)	—
Distributions to non-controlling interests	—	(4)	(4)	(3)
Other changes in ownership	(20)	1	(19)	19
Other comprehensive income	12	—	12	—
Balance, June 30, 2014	$7,348	$36	$7,384	$211

Capital of Host L.P.

As of June 30, 2014, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

				Limited
		Non-		Partnership
	Capital of	controlling	Total	Interests of
	Host L.P.	Interests	Capital	Third Parties
Balance, December 31, 2013	$7,228	$34	$7,262	$190
Net income	334	5	339	5
Issuance of common OP units	13	—	13	—
Distributions declared on common OP units	(219)	—	(219)	(3)
Distributions to non-controlling interests	—	(4)	(4)	—
Other changes in ownership	(20)	1	(19)	19
Other comprehensive income	12	—	12	—
Balance, June 30, 2014	$7,348	$36	$7,384	$211

For Host Inc. and Host L.P., there were no material amounts reclassified out of accumulated other comprehensive income (loss) to net income for the quarter and year-to-date periods ended June 30, 2014.

Dividends/Distributions

On May 14, 2014, Host Inc.’s Board of Directors declared a regular dividend of $0.15 per share on its common stock. The dividend was paid on July 15, 2014 to stockholders of record as of June 30, 2014. Accordingly, Host L.P. made a distribution of $0.1532241 per unit on its common OP units based on the current conversion ratio. In addition, on July 31, 2014, Host Inc.’s Board of Directors declared a regular dividend of $0.20 per share on its common stock for the third quarter. The dividend is payable on October 15, 2014 to stockholders of record as of September 30, 2014.

7.	Dispositions

Effective January 1, 2014, we adopted ASU 2014-08 Reporting for Discontinued Operations. As a result, operations of hotels sold subsequent to December 31, 2013 will continue to be reported in continuing operations, while gains on sales will be included in gain on sale of assets, within income from continuing operations. The results of properties sold in 2013, including the gain on sale, prior to adoption will continue to be reported in discontinued operations.

The following table provides summary results of operations for the five hotels sold in 2013 which have been included in discontinued operations (in millions):

	Quarter ended	Year-to-date ended
	June 30, 2013	June 30, 2013
Revenues	$35	$70
Income before income taxes	5	17
Gain on disposition, net of tax	—	19

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Acquisitions

On January 21, 2014, we acquired the 151-room Powell Hotel in San Francisco, California, including retail space and the fee simple interest in the land, for approximately $75 million. Accounting for the acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed at their respective estimated fair values. The purchase price allocations are estimated based on currently available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Property and equipment	$74
Other assets	2
Total assets	76
Other liabilities	(1)
Net assets acquired	$75

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisition that was completed during 2014 occurred on January 1, 2013, are as follows (in millions, except per share and per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Revenues	$1,431	$1,401	$2,740	$2,628
Income from continuing operations	159	117	346	151
Net income	159	122	346	182

Host Inc.:
Net income attributable to Host Inc.	$155	$120	$336	$176

Basic earnings per common share:
Continuing operations	$.21	$.15	$.44	$.20
Discontinued operations	—	.01	—	.04
Basic earnings per common share	$.21	$.16	$.44	$.24

Diluted earnings per common share:
Continuing operations	$.21	$.15	$.44	$.20
Discontinued operations	—	.01	—	.04
Diluted earnings per common share	$.21	$.16	$.44	$.24

Host L.P.:
Net income attributable to Host L.P.	$157	$121	$341	$178

Basic earnings per common unit:
Continuing operations	$.21	$.15	$.46	$.20
Discontinued operations	—	.01	—	.04
Basic earnings per common unit	$.21	$.16	$.46	$.24

Diluted earnings per common unit:
Continuing operations	$.21	$.15	$.46	$.20
Discontinued operations	—	.01	—	.04
Diluted earnings per common unit	$.21	$.16	$.46	$.24

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The above pro forma results of operations exclude $2 million of acquisition costs for the year-to-date period ended June 30, 2014. The condensed consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2014 include approximately $2 million and $4 million of revenues, respectively, and $1 million of net income for both the quarter and year-to-date periods ended June 30, 2014 related to our 2014 acquisition.

9.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at June 30, 2014 and December 31, 2013, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Liabilities
Interest rate swap derivatives (1)	$(3)	$—	$(3)	$—
Foreign currency forward sale contracts (1)	(5)	—	(5)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (1)	$1	$—	$1	$—
Foreign currency forward sale contracts (1)	3	—	3	—
Liabilities
Interest rate swap derivatives (1)	(3)	—	(3)	—
Foreign currency forward sale contracts (1)	(6)	—	(6)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	9	—	—	9

(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect subsequent book values.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss). The hedges were fully effective as of June 30, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
						Gain (Loss)		Gain (Loss)
	Total Notional		Maturity	Swapped	All-in-	Quarter ended June 30,		Year-to-date ended June 30,
Transaction Date	Amount		Date	Index	Rate	2014	2013	2014	2013
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$—	$—	$—	$1
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$—	$1	$—	$1

(1)	The swap was entered into in connection with the A$82 million ($77 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($92 million) mortgage loan on seven properties in New Zealand.

Foreign Investment Hedging Instruments. We have five foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to other comprehensive income (loss). The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value - All Contracts
	Total
	Transaction	Total
	Amount in	Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign	Amount	Forward Purchase	Quarter ended June 30,		Year-to-date ended June 30,
Range	Currency	in Dollars	Date Range	2014	2013	2014	2013
July 2010-May 2014	€120	$160	October 2014-May 2017	$1	$(2)	$1	$1

In addition to the forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended June 30,		Year-to-date ended June 30,
Currency	US$	Foreign Currency		2014	2013	2014	2013
Canadian dollars (1)	$29	C$	31	$(1)	$1	$—	$2
Euros	$102		€74	$1	$(1)	$1	$—

(1)	We have an additional $71 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,498	$2,693	$2,647	$2,766
Exchangeable Senior Debentures (Level 1)	378	682	371	603
Credit facility (Level 2)	722	722	946	946
Mortgage debt and other, excluding capital leases (Level 2)	431	437	793	802

10.	Geographic Information

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

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
United States	$1,358	$1,332	$2,601	$2,492	$10,236	$10,498
Australia	10	10	19	20	112	106
Brazil	12	8	19	15	87	76
Canada	24	26	44	47	86	89
Chile	8	8	16	17	50	54
Mexico	7	5	14	11	31	32
New Zealand	12	10	27	22	147	140
Total	$1,431	$1,399	$2,740	$2,624	$10,749	$10,995

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate six majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the condensed consolidated balance sheets and totaled $36 million and $34 million as of June 30, 2014 and December 31, 2013, respectively. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At both June 30, 2014 and December 31, 2013, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $68 million.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties, which is included in the determination of net income attributable to Host Inc. and Host L.P., was $2 million and $1 million for the quarters ended June 30, 2014 and 2013, respectively. Net income attributable to non-controlling interests of third parties was $5 million and $4 million for the year-to-date periods ended June 30, 2014 and 2013, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2014	December 31, 2013
OP units outstanding (millions)	9.4	9.5
Market price per Host Inc. common share	$22.01	$19.44
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$211	$190
Historical cost (millions)	95	95
Book value (millions) (1)	211	190

(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests of Host L.P. The net income attributable to the non-controlling interests of Host L.P. for the quarter and year-to-date ended June 30, 2014 was $2 million and $5 million, respectively. The income attributable to the non-controlling interests of Host L.P. for the quarter and year-to-date ended June 30, 2013 was $1 million and $2 million, respectively.

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

Excluding the San Antonio litigation discussed below, based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $23 million as of June 30, 2014 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings could be as much as $51 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter and provided briefing on the merits, which were concluded in January 2013. On June 28, 2013, the Court issued an order denying the petition for review; however, on December 13, 2013, the Court granted our motion for rehearing on that order and heard oral arguments on our appeal on February 4, 2014. On June 13, 2014, the Court reversed the court of appeals judgment, the effect of which is that we are no longer liable for the jury verdict and punitive damages award. However, Keystone-Texas Property Holding Corporation (“Keystone”) has indicated that it will request a rehearing on the Court’s decision.  We have accrued a loss contingency of approximately $69 million related to this litigation, which includes the funding of a court-ordered $25 million escrow reserve. If the motion for rehearing is denied, we will reverse the accrual and cancel the escrow reserve bond when the Court concludes the case by issuance of its final mandate. No assurances can be given, however, as to the outcome of the motion for rehearing.

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

•

the ability of Host Inc. and each of the REIT entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes, Host L.P’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and

•

risks associated with our ability to effectuate our dividend policy, including factors such as investment activity, operating results and the economic outlook which may influence our board of director’s decision whether to pay future dividends at levels previously disclosed or to use available cash to make special dividends.

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2014	2013	Change		2014	2013	Change
Total revenues	$1,431	$1,399	2.3%		$2,740	$2,624	4.4%
Net income	159	121	31.4%		344	181	90.1%
Operating profit	225	205	9.8%		359	295	21.7%
Operating profit margin under GAAP	15.7%	14.7%	100	bps	13.1%	11.2%	190	bps
Adjusted EBITDA (1)	$411	$431	(4.6)%		$719	$714	0.7%

Diluted earnings per share	$.21	$.16	31.3%		$.44	$.24	83.3%
NAREIT FFO per diluted share (1)	.43	.39	10.3%		.75	.68	10.3%
Adjusted FFO per diluted share (1)	.43	.45	(4.4)%		.76	.73	4.1%

Comparable Hotel Data:
	2014 Comparable Hotels (2)
	Quarter ended June 30,				Year-to-date ended June 30,
	2014	2013	Change		2014	2013	Change
Comparable hotel revenues (1)	$1,350	$1,305	3.4%		$2,553	$2,431	5.0%
Comparable hotel operating profit (1)	400	379	5.5%		689	636	8.3%
Comparable hotel adjusted operating profit margin (1)	29.6%	29.0%	60	bps	27.0%	26.2%	80	bps
Change in comparable hotel RevPAR - Constant US$	5.1%				5.9%
Change in comparable hotel RevPAR - Nominal US$	4.8%				5.4%
Change in comparable domestic RevPAR	4.5%				5.5%
Change in comparable international RevPAR - Constant US$	16.2%				13.3%

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

(2)	Comparable hotel operating statistics for 2014 and 2013 are based on 109 hotels as of June 30, 2014.

The growth in revenues for the second quarter and year-to-date was driven by an increase in rooms revenues as comparable hotel RevPAR, on a constant US$ basis, increased 5.1% for the second quarter, reflecting a 4.1% increase in average room rates and an increase in occupancy to 81%, primarily due to strong transient business. Group business increased 2.1% for the quarter, primarily reflecting a 6.6% decline in April group results due to the Easter holiday shift to the second quarter in 2014. RevPAR increased 5.9% year-to-date on a constant dollar basis, reflecting a 4.3% increase in average room rates and a slight increase in occupancy to 77.5% due to improvements in both group and transient business. On a nominal US$ basis, which includes the effect of foreign currency fluctuations, comparable hotel RevPAR increased 4.8% and 5.4%, respectively, for the second quarter and year-to-date. Comparable food and beverage revenues increased 0.8% for the quarter. Food and beverage revenues decreased by $3 million for the quarter and increased $33 million year-to-date. For the quarter, food & beverage revenues were affected negatively by the weakness in group business. The growth in revenues for all revenue categories were affected negatively by the timing of hotels acquired and sold during the comparable periods, which resulted in a net decrease of $25 million in total revenues for the quarter and $35 million year-to-date.

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 100 basis points and 190 basis points for the second quarter and year-to-date 2014, respectively, as compared to the same periods in 2013. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, impairment expense, and corporate expenses. Our comparable hotel adjusted operating profit margins, which exclude these items, increased 60 basis points and 80 basis points for the second quarter and year-to-date 2014, respectively, compared to 2013. The improvement in operating profit margins was driven by the improvements in average room rates at the properties and well-managed operating costs, which increased 2.6% for the quarter and 3.8% year-to-date at our comparable hotels, respectively.

The increase in net income for the second quarter of 2014 primarily reflects the improvement in operations, described above, and a $48 million, or 47%, decline in interest expense. The improvements in net income were partially offset by several recent transactions, including (i) the second quarter 2013 gain of $21 million on sale of four acres of excess land adjacent to the Newport Beach Marriott Resort & Spa (ii) the timing of acquisitions and dispositions and (iii) cost (primarily selling expenses) recorded for the Maui timeshare, which is currently under development. The significant decline in interest expense reflects an improvement of $17 million due to the refinancing or repayment of debt that has resulted in lower weighted average interest rates and a decrease in total debt and a decline in debt extinguishment costs of $30 million for the quarter. Year-to-date 2014, net income also benefited from $108 million of gains on property sales. The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P, as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P. For the second quarter and year-to-date 2014, Host Inc.’s diluted income per common share improved $0.05 per common share and $0.20 per common share, respectively. Host L.P.’s diluted income per common unit improved $0.05 per common unit for the second quarter 2014 and improved $0.21 per common unit for year-to-date 2014.

Comparable hotel adjusted operating profit increased $21 million, or 5.5%, for the quarter and increased $53 million, or 8.3%, year-to-date. However, for the quarter, Adjusted EBITDA declined $20 million and Adjusted FFO per diluted share decreased $.02 while, year-to-date, Adjusted EBITDA increased by $5 million and Adjusted FFO per diluted share increased $.03 compared to the corresponding 2013 periods. Comparisons of Adjusted EBITDA and Adjusted FFO per diluted share to prior periods were also negatively affected by the recent transactions described above by $39 million and $57 million for the quarter and year-to-date, respectively.

Outlook

For the remainder of 2014, we believe that the broad economic trends that have translated into the steady improvement in lodging demand should continue to drive RevPAR growth and operating results. Forecasts for full year 2014 GDP and investment growth in the U.S. have declined significantly since January, as the weather-induced slump and the expiration of unemployment benefits in the first quarter of the year had a much more severe affect than initially anticipated. However, consumer confidence has been strong in recent months, and growth is expected to accelerate in the last two quarters. While we believe these economic trends will continue to effect individual markets unevenly, based on our current overall group bookings, we believe that increasing group demand will allow our operators to shift the business mix to higher-rated corporate group and transient demand, as opposed to lower-rated transient discount business, helping to drive profitability. As a result, we believe the majority of the RevPAR growth will be driven by improvements in average rate, and we expect occupancy growth will be similar to that experienced in 2013. For the full year 2014, we believe these trends will result in improved operating performance and comparable hotel RevPAR growth on a constant US$ basis of 5.75% to 6.25%.

While we believe that the lodging industry will continue to improve, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology.  Year-to-date, we have completed renovations of 2,800 guestrooms, over 100,000 square feet of meeting space and approximately 60,000 square feet of public space.

•

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, repositioning of a hotel restaurant or the installation of energy efficient systems. Approximately $29 million of cash was used for these projects during the first half of 2014, compared to $47 million used during the first half of 2013. During 2014, we plan to spend between $65 million and $75 million for redevelopment and ROI projects. Significant redevelopment and ROI capital expenditures completed during the second quarter included the renovation of approximately 10,000 square feet of restaurant and pubic space at the Denver Marriott West.

•

Acquisition Capital Expenditures. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. During the first two quarters of 2014, we spent approximately $7 million on acquisition capital projects, compared to $22 million during the first two quarters of 2013. For the full year 2014, we expect to invest between $25 million and $30 million.

•

Renewal and Replacement Capital Expenditures. We spent $71 million and $147 million on renewal and replacement capital expenditures during the second quarter and year-to-date of 2014, respectively, compared to $76 million and $163 million during the second quarter and year-to-date of 2013. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. During the second quarter of 2014, we completed the renovation of 428 rooms in the south tower of the Sheraton Boston Hotel along with 2,700 square feet of restaurant and public space. We expect that our investment in renewal and replacement expenditures in 2014 will total approximately $330 million to $350 million.

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

Dispositions. We attempt to dispose of properties which are considered non-core assets when we believe the potential for growth is constrained or where we are able opportunistically to take advantage of the pricing in the market. During the second half of 2014, we anticipate asset sales totaling approximately $200 million, although given the nature of these transactions, there can be no assurances that we will complete these sales in this time period.

Financing activities

Debt Transactions.  On June 27, 2014, we completed the amendment and restatement of our revolving credit facility, scheduled to mature in 2015, and our term loan, scheduled to mature in 2017, extending the final maturity for both to 2019, including extensions. The new credit facility also improved pricing and based on Host L.P.’s current unsecured long-term debt rating, the all-in-pricing for borrowings was reduced 30 basis points on the revolver and 32.5 basis points on the term loan. Therefore, U.S. dollar denominated borrowings today on the revolver and term loan would result in an initial all-in rate of 1.35% and 1.28%, respectively.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2014	2013	% Change	2014	2013	% Change
Total revenues	$1,431	$1,399	2.3%	$2,740	$2,624	4.4%
Operating costs and expenses:
Property-level costs (1)	1,177	1,157	1.7	2,321	2,266	2.4
Corporate and other expenses	29	37	(21.6)	63	63	—
Operating profit	225	205	9.8	359	295	21.7
Interest expense	55	103	(46.6)	113	179	(36.9)
Gain on sale of assets	—	21	N/M	111	32	N/M
Provision for income taxes	15	15	—	11	7	57.1
Income from continuing operations	159	116	37.1	344	150	129.3
Income from discontinued operations	—	5	N/M	—	31	N/M

Host Inc.:
Net income attributable to non-controlling interests	$4	$2	100.0	$10	$6	66.7
Net income attributable to Host Inc.	155	119	30.3	334	175	90.9

Host L.P.:
Net income attributable to non-controlling interests	$2	$1	100.0	$5	$4	25.0
Net income attributable to Host L.P.	157	120	30.8	339	177	91.5

(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

2014 Compared to 2013

The comparisons of our hotel revenues and expenses are affected by the results of the hotels acquired and sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”). Our second quarter and year-to-date periods for 2014 operations were affected by the sale of two hotels in 2014, most notably the Philadelphia Marriott Downtown, which operations prior to sale are included in continuing operations. This decrease in operations was offset by the results of the Powell Hotel, acquired in January 2014 and the Hyatt Place Waikiki Beach, acquired in May 2013.

Hotel Sales Overview

The following table presents total revenues (in millions, except percentages) and includes both comparable and non-comparable hotels:

	Quarter ended June 30,			Year-to-date ended June 30,
	2014	2013	% Change	2014	2013	% Change
Revenues:
Rooms	$921	$891	3.4%	$1,729	$1,654	4.5%
Food and beverage	415	418	(0.7)	820	787	4.2
Other	95	90	5.6	191	183	4.4
Total revenues	$1,431	$1,399	2.3	$2,740	$2,624	4.4

Rooms. The improvement in room revenues reflects the overall improvement in comparable RevPAR, partially offset by the effect of our Recent Acquisitions and Dispositions.  For the second quarter, comparable hotel RevPAR, on a constant US$ basis, increased 5.1%, driven by average rate improvement of 4.1%. The results for the second quarter were affected negatively by the shift of the Easter and Passover holidays from March of 2013 to April of 2014. For the year-to-date, comparable hotel RevPAR, on a constant US$ basis, increased 5.9%. The increases in rooms revenues were offset partially by a net decrease of $16 million and $21 million for the quarter and year-to-date periods, respectively, due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. The decline in food and beverage (“F&B”) revenues for the quarter is due to the effects of our Recent Acquisitions and Dispositions, partially offset by a 0.8% improvement in F&B revenues at our comparable hotels. For the quarter, the shift in business mix from group to transient resulted in slower growth in banquet and audio visual revenues. Year-to-date, F&B revenues at our comparable hotels increased 4.8% driven by strong growth in banquet and audio visual revenues in the first quarter, partially offset by slower growth in the second quarter. F&B revenues for the quarter and year-to-date were affected negatively by $7 million and $12 million, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other revenues. For the second quarter and year-to-date 2014, other revenues increased $5 million and $8 million, respectively, due to increases in parking, rental and lease income.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or have undergone large scale capital projects during these periods. As of June 30, 2014, 109 of our 114 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort or airport), geographic market and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of June 30, 2014 and 2013, respectively:

Comparable Hotels by Market in Constant US$

	As of June 30, 2014		Quarter ended June 30, 2014			Quarter ended June 30, 2013
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	5	3,432	$233.05	86.2%	$200.93	$215.13	86.7%	$186.47	7.8%
New York	9	7,224	290.98	92.1	267.95	283.11	89.7	253.94	5.5
Philadelphia	2	776	223.54	82.8	185.17	223.85	85.0	190.21	(2.7)
Washington, D.C.	12	6,016	211.20	86.0	181.59	219.23	84.8	185.98	(2.4)
Atlanta	6	2,280	169.06	74.0	125.06	168.53	74.6	125.66	(0.5)
Florida	7	3,230	207.29	81.3	168.53	195.91	75.8	148.51	13.5
Chicago	7	2,857	200.06	83.2	166.40	204.68	82.8	169.48	(1.8)
Denver	3	1,363	154.27	69.6	107.44	147.40	67.8	99.93	7.5
Houston	4	1,706	203.46	75.3	153.24	193.60	77.6	150.30	2.0
Phoenix	4	1,522	187.92	73.5	138.03	179.50	70.3	126.13	9.4
Seattle	3	1,774	186.77	81.2	151.63	171.62	80.6	138.33	9.6
San Francisco	5	3,701	219.61	85.0	186.74	197.54	84.1	166.17	12.4
Los Angeles	8	3,228	173.19	83.8	145.11	161.80	84.3	136.45	6.3
San Diego	5	4,691	194.74	81.5	158.80	185.38	81.1	150.39	5.6
Hawaii	2	1,256	353.24	77.5	273.89	334.04	79.7	266.15	2.9
Other	13	7,929	160.65	71.6	115.04	157.31	72.4	113.94	1.0
Domestic	95	52,985	213.10	81.6	173.90	205.76	80.9	166.46	4.5

Asia-Pacific	7	1,378	$149.26	79.0%	$117.99	$146.68	78.0%	$114.43	3.1%
Canada	3	1,219	186.61	71.0	132.48	175.17	71.4	125.03	6.0
Latin America	4	1,075	297.46	66.7	198.37	225.73	62.6	141.38	40.3
International	14	3,672	200.64	72.8	146.09	176.19	71.4	125.74	16.2
All Markets - Constant US$	109	56,657	212.37	81.0	172.08	204.05	80.3	163.80	5.1

Comparable Hotels in Nominal US$
	As of June 30, 2014		Quarter ended June 30, 2014			Quarter ended June 30, 2013
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	7	1,378	$149.26	79.0%	$117.99	$147.88	78.0%	$115.36	2.3%
Canada	3	1,219	186.61	71.0	132.48	186.61	71.4	133.19	(0.5)
Latin America	4	1,075	297.46	66.7	198.37	245.84	62.6	153.97	28.8
International	14	3,672	200.64	72.8	146.09	185.58	71.4	132.44	10.3
Domestic	95	52,985	213.10	81.6	173.90	205.76	80.9	166.46	4.5
All Markets - Nominal US$	109	56,657	212.37	81.0	172.08	204.59	80.3	164.23	4.8

Comparable Hotels by Market in Constant US$

	As of June 30, 2014		Year-to-date ended June 30, 2014			Year-to-date ended June 30, 2013
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	5	3,432	$208.34	73.6%	$153.44	$192.71	76.6%	$147.60	4.0%
New York	9	7,224	270.60	84.9	229.63	259.71	84.2	218.73	5.0
Philadelphia	2	776	208.44	80.7	168.26	213.18	74.1	157.89	6.6
Washington, D.C.	12	6,016	208.75	77.8	162.47	215.58	76.5	164.82	(1.4)
Atlanta	6	2,280	170.34	74.4	126.70	165.34	73.4	121.33	4.4
Florida	7	3,230	226.68	83.5	189.36	218.49	80.0	174.74	8.4
Chicago	7	2,857	176.25	71.5	125.93	181.46	70.9	128.70	(2.2)
Denver	3	1,363	150.22	65.9	98.93	142.58	61.6	87.89	12.6
Houston	4	1,706	197.35	77.6	153.11	184.38	80.0	147.43	3.9
Phoenix	4	1,522	218.07	78.0	170.13	208.90	74.7	155.95	9.1
Seattle	3	1,774	175.83	76.7	134.79	162.07	73.4	118.96	13.3
San Francisco	5	3,701	217.41	81.3	176.82	192.13	77.9	149.75	18.1
Los Angeles	8	3,228	172.12	82.5	141.97	160.61	82.3	132.19	7.4
San Diego	5	4,691	195.41	81.0	158.24	185.35	77.3	143.28	10.4
Hawaii	2	1,256	378.79	82.0	310.44	353.91	84.5	299.05	3.8
Other	13	7,929	163.71	70.0	114.61	161.13	70.4	113.36	1.1
Domestic	95	52,985	208.66	77.8	162.34	200.80	76.7	153.94	5.5

Asia-Pacific	7	1,378	$154.19	82.2%	$126.81	$148.67	80.7%	$119.93	5.7%
Canada	3	1,219	178.87	66.5	119.00	169.31	67.9	114.89	3.6
Latin America	4	1,075	272.99	67.9	185.28	218.41	65.0	141.87	30.6
International	14	3,672	193.70	72.9	141.21	173.37	71.9	124.64	13.3
All Markets - Constant US$	109	56,657	207.74	77.5	160.96	199.12	76.4	152.03	5.9

Comparable Hotels in Nominal US$
	As of June 30, 2014		Year-to-date ended June 30, 2014			Year-to-date ended June 30, 2013
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	7	1,378	$154.19	82.2%	$126.81	$154.37	80.7%	$124.53	1.8%
Canada	3	1,219	178.87	66.5	119.00	182.55	67.9	123.87	(3.9)
Latin America	4	1,075	272.99	67.9	185.28	243.80	65.0	158.37	17.0
International	14	3,672	193.70	72.9	141.21	186.58	71.9	134.13	5.3
Domestic	95	52,985	208.66	77.8	162.34	200.80	76.7	153.94	5.5
All Markets - Nominal US$	109	56,657	207.74	77.5	160.96	199.93	76.4	152.65	5.4

For the quarter, RevPAR for our Latin American markets increased 40.3% on a constant dollar basis, as our JW Marriott Hotel Rio de Janeiro benefited from the FIFA World Cup and the JW Marriott Hotel Mexico City experienced significant post-renovation improvements in operations.

For the second quarter, our West coast markets continue to be our strongest performing domestic region with RevPAR growth of 7.1%.  The improvements in our Seattle and San Francisco market reflected growth in average room rates driven by strong group demand, which allowed for a positive mix shift to higher-rated transient business. Our Phoenix market also had a strong quarter, with a combination of rate and occupancy growth due to strong weekday group demand, which enabled these hotels to drive a better transient business mix.

For the second quarter, our top-performing domestic market was Florida due to strong leisure demand which was strengthened by the Easter holiday shift to the second quarter.

Our Boston market outperformed the portfolio, driven by a shift towards higher-rated transient business, which drove an 8.3% growth in average room rate. Our New York market performed in-line with the portfolio as occupancy reached 92% for the quarter.  However, room rate growth for the quarter was tempered by new supply in the market.

For the second quarter, our Atlanta, Washington D.C. and Philadelphia markets all significantly underperformed our portfolio.  The Atlanta market decrease was due to less city-wide events, as the city hosted the NCAA Final Four in the second quarter of 2013 and group shortfall in corporate and association segments. The Washington D.C. market decrease was a result of weak group demand. The Philadelphia market decrease was driven by a combination of decrease in group room nights due to declining city wide events and lower transient rates.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 30, 2014 and 2013, respectively:

Comparable Hotels by Type in Nominal US$

	As of June 30, 2014		Quarter ended June 30, 2014			Quarter ended June 30, 2013
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	57	35,243	$231.08	83.1%	$191.91	$224.16	82.4%	$184.66	3.9%
Suburban	29	10,206	162.15	75.9	123.11	154.59	74.8	115.64	6.5
Resort	11	5,570	253.46	74.2	188.02	240.05	73.2	175.69	7.0
Airport	12	5,638	143.29	84.4	120.89	134.56	84.0	113.04	6.9
All Types	109	56,657	212.37	81.0	172.08	204.59	80.3	164.23	4.8

	As of June 30, 2014		Year-to-date ended June 30, 2014			Year-to-date ended June 30, 2013
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	57	35,243	$220.62	78.4%	$172.86	$213.42	77.5%	$165.48	4.5%
Suburban	29	10,206	163.70	71.6	117.21	155.59	70.5	109.74	6.8
Resort	11	5,570	270.81	78.2	211.82	258.02	77.0	198.66	6.6
Airport	12	5,638	140.90	81.9	115.42	132.64	78.8	104.59	10.4
All Types	109	56,657	207.74	77.5	160.96	199.93	76.4	152.65	5.4

For the quarter, our resort properties outperformed the portfolio, as the shift in the Easter holiday to second quarter was a benefit to leisure travel.  Our urban properties underperformed, as these properties rely more heavily on corporate and group demand, which was negatively affected by the Easter holiday shift.

Hotels Sales by Business Mix

The majority of our customers fall into three broad groups: transient, group, and contract business. The information below is derived from business mix data for 109 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the second quarter, our revenue growth was primarily driven by transient segment revenue growth of 6.7%, as group revenue increased 2.1%. The transient segment improvement for the quarter was driven by a 5.0% increase in average room rate and a 1.6% increase in demand. For the quarter, the leisure segments experienced substantial room night growth while transient business segment room nights decreased.  Comparisons to prior year for the second quarter were significantly affected by the shift of the Easter holiday from March of 2013 to April of 2014. In particular, it caused a significant reduction in overall group and corporate transient demand for the month of April, while strengthening transient leisure demand for that month. Therefore, management believes that year-to-date comparisons, which eliminate the effects of the holiday shift from March of 2013 to April 2014, provide a better analysis of the current trends for transient and group business.

Year-to-date, transient and group revenues increased 5.1% and 6.2%, respectively. The improvement in group revenues was both rate and occupancy driven, as room rate increased 2.7%, while demand increased 3.4%.  The primary driver of the group business was corporate group, which benefitted from a 5.4% increase in demand and a 5.0% increase in rate, leading to a revenue increase 10.7%. Year-to-date, transient RevPAR growth was primarily driven by the 4.4% improvement in room rates, as the improvements in group demand allowed our operators to focus on rate growth at our properties. Transient room nights increased .7% year-to-date.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2014	2013	% Change	2014	2013	% Change
Expenses:
Rooms	$234	$227	3.1%	$460	$442	4.1%
Food and beverage	285	286	(0.3)	569	558	2.0
Other departmental and support expenses	320	316	1.3	635	623	1.9
Management fees	66	65	1.5	116	111	4.5
Other property-level expenses	98	92	6.5	195	187	4.3
Depreciation and amortization	174	171	1.8	346	345	0.3
Total property-level operating expenses	$1,177	$1,157	1.7	$2,321	$2,266	2.4

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

Rooms. Rooms expenses increased $7 million and $18 million for the second quarter and year-to-date 2014, respectively, reflecting a 4.7% and 5.5% increase at our comparable hotels for the second quarter and year-to-date, respectively. The increases were primarily driven by increased travel agent commissions and wages and benefits.  The increases in rooms expenses were offset partially by a net decrease of $4 million and $6 million for the quarter and year-to-date periods, respectively, due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. Food and beverage (“F&B”) expenses decreased $1 million for the second quarter and increased $11 million for year-to-date 2014, reflecting the changes in F&B revenues as well as an increase in food cost, partially offset by an improvement in F&B hourly productivity. Comparable F&B expenses increased $3 million to $268 million for quarter and $17 million to $532 million for the year-to-date.  In addition, the change in F&B expenses for the quarter and year-to-date were affected by a decrease of $5 million and $10 million, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $4 million for the second quarter and $12 million for the year-to-date 2014, primarily due to increased credit card fees and wages and benefits.  The increases in other departmental and support expenses were partially offset by a net decrease of $5 million and $8 million for the quarter and the year-to-date, respectively, due to the results of our Recent Acquisitions and Dispositions.

Management fees.  For the second quarter and year-to-date 2014, the increase in base management fees, which generally are calculated as a percentage of total revenues, reflect our improving operations. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, decreased slightly for the second quarter 2014 and were unchanged for the year-to-date 2014, respectively.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $6 million and $8 million for the second quarter and year-to-date 2014, respectively, primarily due to an increase in property taxes. The increases in other property-level expenses were partially offset by a net decrease of $1 million and $2 million for the quarter and year-to-date, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other Income and Expense

Corporate and other expenses. For the second quarter 2014, corporate and other expenses decreased $8 million, primarily due to the recognition of an $8 million accrual related to the San Antonio litigation in the second quarter of 2013. For further details on this legal proceeding, see Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10‑Q. Year-to-date, corporate and other expenses remained flat compared to the first half of 2013 as the second quarter decrease was offset by an increase in acquisition costs, other legal expenses and compensation expense related to restricted stock expense, which varies, in part, based on our stock price.

Interest expense. Interest expense decreased $48 million and $66 million for the second quarter and year-to-date 2014, respectively, compared to the corresponding 2013 periods primarily due to the repayment or refinancing of debt that resulted in a $17 million decrease reflecting the decline in our weighted average interest rate and overall debt balance in addition to a decrease of $30 million in debt extinguishment costs for the second quarter. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Cash interest expense(1)	$47	$64	$96	$133
Non-cash interest expense	6	7	13	14
Non-cash debt extinguishment costs	2	12	2	12
Cash debt extinguishment costs(1)	—	20	2	20
Total interest expense	$55	$103	$113	$179

(1)	Including the change in accrued interest, total cash interest expense paid was $95 million and $168 million for the year-to-date 2014 and 2013, respectively.

Gain (loss) on sale of assets.  During the second quarter of 2013, we recognized a $21 million gain on the sale of land adjacent to our Newport Beach Marriott Hotel & Spa. In addition, the year-to-date 2013 includes the recognition of a previously deferred $11 million gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for the highway expansion at the Atlanta Marriott Perimeter Center. During the first quarter 2014, we recognized a $112 million gain on the sale of an 89% interest in the Philadelphia Marriott Downtown.

Equity in earnings (losses) of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV. The year-to-date decline is due primarily to the non-recurrence of a first quarter 2013 income tax benefit, which non-recurrence offset improvements in operating results. For both second quarter and year-to-date 2014, equity in earnings was impacted by selling costs incurred at our Maui timeshare joint venture, which is currently under development.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax provision recorded in the second quarter and year-to-date 2014 primarily reflects year-over-year improvements in property operations recognized by our TRS, as well as an increase in taxes at our foreign subsidiaries.

Income from discontinued operations, net of tax. The income from discontinued operations for year-to-date 2013 primarily consists of the $19 million gain recorded and the $10 million of previously deferred key money recognized as a result of the sale of the Atlanta Marriott Marquis. Beginning in 2014, we adopted ASU 2014-08 Reporting for Discontinued Operations. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility. We believe this strategy will result in a lower overall cost of capital, allow us to complete opportunistic investments and acquisitions at all times in the lodging cycle and position us to manage potential declines in operations caused by the inherent volatility in the lodging industry. As operations have improved in the past several years, we have maintained our focus on strategically decreasing our debt-to-equity ratio and on increasing our interest coverage ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the repayment and refinancing of senior notes and mortgage debt in order to extend maturity dates and lower interest rates. On June 27, 2014, we completed the amendment and restatement of our revolving credit facility and our term loan, extending the final maturity for both to 2019 (including extensions). The amended credit facility also improved pricing and based on Host L.P.’s current unsecured long-term debt rating, the all-in pricing for borrowings was reduced 30 basis points on the revolver and 32.5 basis points on the term loan.  Therefore, U.S. dollar denominated borrowings today for the revolver and term loan would result in an initial all-in rate of 1.35% and 1.28%, respectively. See “—Debt” for more information on the new credit facility.

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

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, 96% of our hotels (as measured by revenues) are unencumbered by mortgage debt. We have access to multiple types of financing, as approximately 89% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.  We believe that we have sufficient liquidity and access to capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On July 15, 2014, we paid a dividend of $0.15 per share of Host Inc.’s common stock, which totaled approximately $113 million. On July 31, 2014, the Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on Host Inc.’s common stock, to be paid on October 15, 2014 to stockholders of record on September 30, 2014.

Capital Resources. As of June 30, 2014, we had $440 million of cash and cash equivalents and $778 million available under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions.  As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure.  Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which includes, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE under any future “at-the-market” offering program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense. In October 2013, Host Inc.’s Board of Directors authorized repurchases of up to $680 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms), of which $458 million remains available under this authority. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $65 million to $525 million for the year-to-date period ended June 30, 2014 compared to the same period in 2013. The increase is due to improved operating results and the decline in debt extinguishment costs and other interest expense.

Cash Used in Investing Activities. Cash used in investing activities was used primarily for capital expenditures on our existing portfolio, for the acquisition of property, and to fund our investment in joint ventures, with respect to which we invested in the aggregate $304 million and $471 million during the first half of 2014 and 2013, respectively. Cash used for renewal and replacement capital expenditures for the first half of 2014 and 2013 was $147 million and $163 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same periods was $36 million and $69 million, respectively. Cash provided by investing activities was $316 million from the sale of two hotels and return of investments in the first half of 2014 compared to $446 million from the sale of two hotels and a parcel of land in the first half of 2013.

The following tables summarize significant acquisitions and dispositions that have been completed as of July 31, 2014 (in millions):

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

Cash Used in Financing Activities. Year-to-date 2014, net cash used in financing activities was $960 million, compared to $454 million for year-to-date 2013. Cash used in financing activities for year-to-date 2014, primarily for the repayment of debt and dividends, decreased $234 million compared to year-to-date 2013. We did not receive any proceeds from the issuance of debt or common stock (other than upon the exercise of employee stock options) during the first half of 2014. For year-to-date 2013, $744 million was provided by financing activities primarily through the issuance of debt and common stock.

The following table summarizes significant redemptions and repayments of debt, including premiums, that have been completed through July 31, 2014 (in millions). There have been no new debt issuances during 2014.

			Transaction
Transaction Date		Description of Transaction	Amount
Cash Repayments
June	2014	Redemption of Philadelphia Airport Marriott industrial revenue bond	$(40)
June	2014	Redemption of Newark Liberty International Airport Marriott industrial revenue bond	(32)
February	2014	Repayment of mortgage loan on the Ritz-Carlton, Naples and Newport Beach Marriott	(300)
February	2014	Redemption of $150 million of 6 3/4% Series Q senior notes	(152)
January	2014	Repayment on revolver portion of credit facility	(225)
		Total cash repayments	$(749)

The following table summarizes significant equity transactions that have been completed through July 31, 2014 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January-July	2014	Dividend payments (1)	$(317)
		Cash payments on equity transactions	$(317)

(1)	In connection with the dividends, Host L.P. made distributions of $322 million.

Debt

As of June 30, 2014, our total debt was $4.0 billion, with an average interest rate of 4.8% and an average maturity of 5.7 years. Additionally, 79% of our debt has a fixed rate of interest and 104 of our hotels are unencumbered by mortgage debt. Currently, 96% of our hotels (as measured by revenues) are unencumbered by mortgage debt.

Credit Facility.  On June 27, 2014 Host L.P. entered into a new senior revolving credit and term loan facility with Bank of America, N.A., as administrative agent and certain other agents and lenders. The new facility replaces and refinances our existing $1 billion senior revolving credit facility and $500 million term loan facility which would have matured in November 2015 (in the case of the revolving facility) and July 2017 (in the case of the term loan facility). As with the existing facility, the new facility includes a revolving credit facility in an aggregate principal amount of up to $1 billion and a term loan facility in an aggregate principal amount of $500 million. The new facility provides for:

•

an interest rate on all borrowings based on LIBOR or a base rate plus a margin that varies according to Host L.P.’s unsecured long-term debt rating, with such rate being (1) in the case of revolving credit facility borrowings, either LIBOR plus a margin ranging from 87.5 to 155 basis points or a base rate ranging from zero to 55 basis points, and (2) in the case of the term loan facility borrowings, either LIBOR plus a margin ranging from 90 to 175 basis points or a base rate ranging from zero to 75 basis points;

•

in the case of the revolving credit facility, a facility fee payable on the total amount of the revolving credit facility commitment at a rate ranging from 12.5 to 30 basis points, with the actual rate determined according to Host L.P.’s long-term unsecured debt rating;

•

a maturity date of (1) in the case of the revolving credit facility, June 27, 2018, which date may be extended by up to one year by the exercise of up to two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee, and (2) in the case of the term loan facility, June 27, 2017, which date may be extended up to two years by the exercise of up to two 1-year extension options, each of which is subject to certain conditions, including the payment of an extension fee;

•

a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar and Mexican peso borrowings;

•

an option for Host L.P. to increase the aggregate principal amount of the revolving credit facility and/or term loan facility of the new facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions;

•

a subfacility of up to $100 million for swingline borrowings in U.S. dollars, Canadian dollars, Euros or British pounds sterling and a subfacility of up to $100 million for issuances of letters of credit;

•	no required scheduled amortization payments prior to the maturity date of the revolving credit facility or term loan facility, as applicable; and
•

financial covenants that are comparable to the existing facility, see “—Financial Covenants” below.  The new facility also includes financial covenant tests applicable to the incurrence of debt that are consistent with the limitations applicable under the indenture for our Series D senior notes.

Borrowings under the new facility may be used for working capital and other general corporate purposes. As of June 30, 2014, Host L.P. had approximately CAD 106,900,000, EUR 74,200,000 and GBP 11,720,000 (for a total of approximately U.S. $220 million) outstanding under the revolving credit facility and $500 million outstanding under the term loan facility. Based on Host L.P.’s current long-term debt rating, U.S.$ denominated borrowings today would result in an initial all-in rate of 1.35% for revolving credit facility borrowings and 1.28% for term loan borrowings.

The new facility initially does not include any subsidiary guarantees or pledges of equity interests, and such guarantees and pledges would be required only in the event that Host L.P.’s leverage ratio exceeds 6:1 for two consecutive fiscal quarters at a time when Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement are triggered, the guarantees and pledges would benefit ratably the new facility as well as the notes outstanding under Host L.P.’s senior notes indenture and certain hedging and bank product arrangements with lenders that are parties to the new facility.

The new facility imposes restrictions on customary matters that also were restricted in the former facility. As with the existing facility, certain covenants are less restrictive at any time that our leverage ratio is below 6:1. In particular, at any time that our leverage ratio is below 6:1, the limitations in respect of dividends are not applicable, and acquisition and investment transactions generally are permitted without limitation so long as, after giving effect to any such transaction, we are in compliance with the financial covenants under the credit facility.  The new facility also includes usual and customary events of default for facilities of this nature, and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the new facility may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the new facility automatically will become due and payable and the lenders’ commitments automatically will terminate.

Exchangeable Senior Debentures. As of June 30, 2014, we have $400 million of 2½% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain subsequent dates. Holders also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is in excess of 130% of the exchange price per share ($13.20) for at least 20 of the last 30 consecutive trading days of the calendar quarter, or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or a portion of, the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange their debentures for common stock at the exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash, or a combination thereof, at our option. The 2009 Debentures currently are exchangeable by holders at this time and each $1,000 Debenture would be exchanged for 75.7559 Host Inc. common shares (for an equivalent per share price of $13.20), for a total of 30.3 million shares.

We separately account for the liability and equity components of the 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date, which is the expected life thereof. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, was $316 million and $82 million, respectively. As of June 30, 2014, the debt carrying value and unamortized discount were $378 million and $22 million, respectively.

Interest expense recorded for our debentures (including interest expense for the debentures redeemed in 2014 and 2013) for the periods presented consists of the following (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Contractual interest expense (cash)	$2	$2	$5	$5
Non-cash interest expense due to discount amortization	4	4	8	8
Total interest expense	$6	$6	$13	$13

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. There were no significant changes to these financial covenants in connection with the amendment of the credit facility. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants would not be an event of default thereunder.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of June 30, 2014:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	3.0x	Maximum ratio of 7.25x
Fixed charge coverage ratio	4.7x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	7.9x	Minimum ratio of 1.75x

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Series D Senior Notes

We are in compliance with all of the financial covenants applicable to our Series D senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of June 30, 2014:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	477%		Minimum ratio of 150%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	6.7	x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series other than the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of June 30, 2014 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	486%		Minimum ratio of 125%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	6.8	x	Minimum ratio of 2.0x

*

Because of differences in the calculation methodology between our Series D senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2013.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 30, 2014, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy is that it generally intends to distribute, over time, 100% of its taxable income, which is primarily dependent on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.15 per share on its common stock on July 15, 2014 to stockholders of record on June 30, 2014. On July 31, 2014, the Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on its common stock for the third quarter. The dividend will be paid on October 15, 2014 to stockholders of record on September 30, 2014. The third quarter dividend is a 33% increase over the prior quarter and represents Host Inc.’s intended regular quarterly dividend for the next several quarters, subject to Board approval. Host Inc. may pay a special dividend in the fourth quarter so that its annual distribution equates to its taxable income in order to satisfy its REIT distribution requirements. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other uses, such as special dividends, which would be in addition to taxable income. Any special dividend would be subject to approval by Host Inc.’s Board of Directors.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Euro JV Fund I (11 hotels, 3,511 rooms) and a 33.4% interest in Euro JV Fund II (8 hotels, 2,916 rooms). At June 30, 2014, hotel investments by the Euro JV totaled €1.8 billion, with €980 million of mortgage debt. On July 3, 2014, the Euro JV refinanced the €69 million ($94 million) loan secured by three properties in Brussels with Natixis, reducing the outstanding principal amount of the mortgage loan to €47.8 million using funds provided by the partners. Interest on the new loan is a combination of fixed and floating for an initial all-in rate of 2.0% and has a maturity date of July 3, 2019. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. In June 2014, the Euro JV partners executed an amendment and restatement of the Euro JV partnership agreement which allows contributions to the joint venture in the form of loans, as opposed to only equity contributions. In July 2014, the Euro JV partners also amended the agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2015. Our investment, total partners’ funding and debt outstanding as of June 30, 2014 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment	Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)		(in millions)	(in millions)
Euro JV Fund I	€151	€647	94%	€563	€181
Euro JV Fund II	112	334	74%	417	139
	€263	€981		€980	€320

The following table sets forth operating statistics for the 18 comparable hotels as of June 30, 2014 and 2013:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended June 30,				Year-to-date ended June 30,
	2014	2013	Change		2014	2013	Change
Average room rate	€189.89	€191.22	(0.7)%		€177.41	€178.68	(0.7)%
Average occupancy	85.3%	84.2%	110	bps	76.6%	75.0%	160	bps
RevPAR	€161.92	€161.00	0.6%		€135.89	€133.93	1.5%

(1)

The presentation above includes the operating performance for the 18 properties consisting of 5,962 rooms. The table excludes one hotel acquired in 2013 as the joint venture did not own the hotel for the entirety of 2013. See “-Comparable Hotel Operating Statistics.”

Cash flows from operations were approximately €35 million and €8 million for the year-to-date periods ended June 30, 2014 and June 30, 2013, respectively.  During the second quarter 2014, the Euro JV made a cash distribution to its partners totaling €37 million, of which Host’s share was €12 million ($17 million).  However, the majority of future cash flows from operations are expected to continue to be used to invest in the portfolio through capital expenditures and to fund other investments.  No similar distribution was made during the year-to-date period ended June 30, 2013.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016.  We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

Effective January 1, 2014, we adopted early ASU 2014-08 Reporting for Discontinued Operations, under which only dispositions representing a strategic shift in operations will be reclassified to discontinued operations. Previously, we reported the disposition of a hotel as discontinued operations. With this adoption, we present the gain on the disposition of hotel property as gain on property sales within income from continuing operations and we do not reclassify the operating results of the hotel to discontinued operations. This treatment is prospective and, as a result, we have not restated prior periods.

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

Of the 114 hotels that we owned on June 30, 2014, 109 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2014 are excluded from comparable hotel results for these periods:

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Net income (1)	$159	$121	$344	$181
Interest expense	55	103	113	179
Depreciation and amortization	174	171	346	345
Income taxes	15	15	11	7
Discontinued operations (2)	—	4	—	11
EBITDA (1)	403	414	814	723
Gain on dispositions (3)	—	—	(111)	(19)
Acquisition costs	—	1	2	1
Recognition of deferred gain on land condemnation (4)	—	—	—	(11)
Litigation loss (5)	—	8	—	8
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(4)	(6)	3	(4)
Pro rata Adjusted EBITDA of equity investments	19	18	26	26
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(7)	(4)	(15)	(10)
Adjusted EBITDA (1)	$411	$431	$719	$714

(1)	EBITDA and Adjusted EBITDA include a gain of $21 million for the second quarter and year-to-date ended June 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.
(2)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.
(3)	Reflects the sale of an 89% controlling interest in one hotel in 2014 and the sale of one hotel during the first quarter of both 2014 and 2013.
(4)

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

(5)

Effective April 1, 2013, we modified the definition of Adjusted EBITDA to exclude gains or losses associated with litigation outside the ordinary course of business, which is consistent with the definition of Adjusted FFO that we adopted effective January 1, 2011. The 2013 accrual relates to the Keystone litigation. See Part II, Item I Legal Proceedings for more information on the status of this case.

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

We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process, and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

•

Gains and Losses on the Extinguishment of Debt – We exclude the effect of finance charges and redemption premiums associated with the extinguishment of debt, including the acceleration of the write-off of deferred financing costs from the original issuance of the debt being redeemed or retired and incremental interest expense incurred during the refinancing period. We also exclude the gains on debt repurchases and the original issuance costs associated with the retirement of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Net income (1)	$159	$121	$344	$181
Less: Net income attributable to non-controlling interests	(4)	(2)	(10)	(6)
Net income attributable to Host Inc.	155	119	334	175
Adjustments:
Gain on dispositions, net of taxes (3)	—	—	(108)	(19)
Depreciation and amortization	173	174	344	350
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(4)	(6)	3	(4)
Pro rata FFO of equity investments	12	14	13	19
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(2)	(2)	(4)	(3)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)	(3)	(4)
NAREIT FFO (1)	332	297	579	514
Adjustments to NAREIT FFO:
Loss on debt extinguishment	2	37	4	37
Acquisition costs	—	1	2	1
Recognition of deferred gain on land condemnation (4)	—	—	—	(11)
Litigation loss (5)	—	8	—	8
Loss attributable to non-controlling interests	—	(1)	—	—
Adjusted FFO (1)	$334	$342	$585	$549

For calculation on a per share basis:

Adjustments for dilutive securities (2):
Assuming conversion of Exchangeable Senior Debentures	$7	$6	$13	$13
Diluted NAREIT FFO	$339	$303	$592	$527
Diluted Adjusted FFO	$341	$348	$598	$562

Diluted weighted average shares outstanding-EPS	755.9	745.9	755.6	742.4
Assuming conversion of Exchangeable Senior Debentures	30.3	29.5	30.1	29.3
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	786.2	775.4	785.7	771.7
NAREIT FFO per diluted share	$0.43	$0.39	$0.75	$0.68
Adjusted FFO per diluted share	$0.43	$0.45	$0.76	$0.73

(1)	NAREIT and Adjusted FFO include a gain of $21 million for the second quarter and year-to-date ended June 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.
(2)

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

(3-5)	Refer to the corresponding footnotes on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Number of hotels	109	109	109	109
Number of rooms	56,657	56,657	56,657	56,657
Percent change in comparable hotel RevPAR - Constant US$	5.1%	—	5.9%	—
Percent change in comparable hotel RevPAR - Nominal US$	4.8%	—	5.4%	—
Operating profit margin (1)	15.7%	14.7%	13.1%	11.2%
Comparable hotel adjusted operating profit margin (1)	29.6%	29.0%	27.0%	26.2%
Comparable hotel revenues
Room	$888	$847	$1,651	$1,566
Food and beverage (2)	389	386	759	724
Other	73	72	143	141
Comparable hotel revenues (3)	1,350	1,305	2,553	2,431
Comparable hotel expenses
Room	225	215	440	417
Food and beverage (4)	268	265	532	515
Other	36	36	71	71
Management fees, ground rent and other costs	421	410	821	792
Comparable hotel expenses (5)	950	926	1,864	1,795
Comparable hotel adjusted operating profit	400	379	689	636
Non-comparable hotel results, net (6)	28	34	79	67
Depreciation and amortization	(174)	(171)	(346)	(345)
Corporate and other expenses	(29)	(37)	(63)	(63)
Operating profit	$225	$205	$359	$295

(1)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel adjusted operating profit margins are calculated using amounts presented in the above table.

(2)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Food and beverage sales per the consolidated statements of operations	$415	$418	$820	$787
Non-comparable hotel food and beverage sales	(36)	(40)	(82)	(82)
Food and beverage sales for the property for which we record rental income	10	8	21	19
Comparable food and beverage sales	$389	$386	$759	$724

(3)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Revenues per the consolidated statements of operations	$1,431	$1,399	$2,740	$2,624
Non-comparable hotel revenues	(95)	(107)	(217)	(220)
Hotel revenues for which we record rental income, net	14	13	30	27
Comparable hotel revenues	$1,350	$1,305	$2,553	$2,431

(4)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Food and beverage expenses per the consolidated statements of operations	$285	$286	$569	$558
Non-comparable hotel food and beverage expenses	(23)	(26)	(49)	(54)
Food and beverage expenses for the property for which we record rental income	6	5	12	11
Comparable food and beverage expenses	$268	$265	$532	$515

(5)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2014	2013	2014	2013
Operating costs and expenses per the consolidated statements of operations	$1,206	$1,194	$2,381	$2,329
Non-comparable hotel expenses	(67)	(73)	(138)	(153)
Hotel expenses for which we record rental income	14	13	30	27
Depreciation and amortization	(174)	(171)	(346)	(345)
Corporate and other expenses	(29)	(37)	(63)	(63)
Comparable hotel expenses	$950	$926	$1,864	$1,795

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

Interest Rate Sensitivity

As of June 30, 2014 and December 31, 2013, 79% and 71%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the second quarter of 2014. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile and New Zealand and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the quarter, upon maturity of a €15 million forward currency purchase contract, we entered into a new €15 million ($21 million) forward currency purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of May 30, 2017. The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value - All Contracts
	Total
	Transaction	Total
	Amount in	Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign	Amount	Forward Purchase	Quarter ended June 30,		Year-to-date ended June 30,
Range	Currency	in Dollars	Date Range	2014	2013	2014	2013
July 2010-May 2014	€120	$160	October 2014-May 2017	$1	$(2)	$1	$1

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss), which adjustments offset a portion of the translation adjustment related to our international investments. See Item 7A of our most recent Annual Report on Form 10-K and Note 9 – “Fair Value Measurements” in this quarterly report.

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

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone only will be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title or, alternatively, $34.3 million for tortious interference of contract; (ii) approximately $6.8 million in pre-judgment and post-judgment interest (as of June 30, 2014, interest was $18 million); (iii) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (iv) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

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

On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefing concluded in January 2013. On June 28, 2013, the Court issued an order denying the petition for review; however, on December 13, 2013, the Court granted our motion for rehearing on that order and heard oral argument on our appeal on February 4, 2014. On June 13, 2014, the Court reversed the court of appeals judgment, the effect of which is that we are no longer liable for the jury verdict and punitive damages award. However, Keystone has indicated that it will request a rehearing on the Court’s decision.  We have accrued a loss contingency of approximately $69 million related to this litigation, which includes the funding of a court-ordered $25 million escrow reserve.  If the motion for rehearing is denied, we will reverse the accrual and cancel the escrow reserve bond when the Court concludes the case by issuance of its final mandate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2014 – April 30, 2014	18	*	$19.25	*	––	$––
May 1, 2014 – May 31, 2014	—		—		––	––
June 1, 2014 – June 30, 2014	—		—		––	––
Total	18		$19.25		––	$––

*

Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2014 – April 30, 2014	11,169	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	$––
May 1, 2014 – May 31, 2014	33,118	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2014 – June 30, 2014	41,405	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	85,692			––	$––

*

Reflects (1) 11,152 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 17 common OP units cancelled upon cancellation of 18 shares of Host Inc.’s common stock by Host Inc. (and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

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

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

10	Material Contracts

10.1

Second Amended and Restated Credit Agreement, dated as of June 27, 2014, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank Securities Inc., The Bank of Nova Scotia, Bank of New York Mellon, Credit Agricole Corporate & Investment Bank and Goldman Sachs Bank USA as documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed on July 2, 2014).

10.2#*

Fifth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 6, 2014, by and among HHR Euro II GP B.V., HST LP Euro B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited.

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

Exhibit No.	Description
101	XBRL

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

August 1, 2014	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

August 1, 2014	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)