Form 10-Q
period 2014-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2014-10-31
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

As of October 28, 2014 there were 757,318,670 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(in millions, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$10,629	$10,995
Assets held for sale	74	—
Due from managers	156	52
Advances to and investments in affiliates	409	415
Deferred financing costs, net	37	42
Furniture, fixtures and equipment replacement fund	158	173
Other	254	244
Restricted cash	31	32
Cash and cash equivalents	387	861
Total assets	$12,135	$12,814

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $382 million and $371 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,880	$3,018
Credit facility, including the $500 million term loan	712	946
Mortgage debt	407	709
Other	13	86
Total debt	4,012	4,759
Accounts payable and accrued expenses	244	214
Other	325	389
Total liabilities	4,581	5,362

Non-controlling interests - Host Hotels & Resorts, L.P.	204	190

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 755.7 million shares and 754.8 million shares issued and outstanding, respectively	8	8
Additional paid-in capital	8,494	8,492
Accumulated other comprehensive loss	(32)	(9)
Deficit	(1,155)	(1,263)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,315	7,228
Non-controlling interests—other consolidated partnerships	35	34
Total equity	7,350	7,262
Total liabilities, non-controlling interests and equity	$12,135	$12,814

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2014 and 2013

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
REVENUES
Rooms	$884	$825	$2,613	$2,479
Food and beverage	330	310	1,150	1,097
Other	80	76	271	259
Total revenues	1,294	1,211	4,034	3,835
EXPENSES
Rooms	236	226	696	668
Food and beverage	260	248	829	806
Other departmental and support expenses	314	309	949	932
Management fees	55	50	171	162
Other property-level expenses	94	97	289	283
Depreciation and amortization	178	175	524	520
Corporate and other expenses	(38)	27	25	90
Gain on insurance settlements	(7)	—	(10)	—
Total operating costs and expenses	1,092	1,132	3,473	3,461
OPERATING PROFIT	202	79	561	374
Interest income	1	1	3	3
Interest expense	(51)	(65)	(164)	(244)
Gain on sale of assets	1	—	112	33
Gain (loss) on foreign currency transactions and derivatives	(1)	(1)	(2)	2
Equity in earnings (losses) of affiliates	(1)	(1)	(4)	3
INCOME BEFORE INCOME TAXES	151	13	506	171
Provision for income taxes	(6)	(11)	(17)	(19)
INCOME FROM CONTINUING OPERATIONS	145	2	489	152
Income from discontinued operations, net of tax	—	16	—	47
NET INCOME	145	18	489	199
Less: Net (income) loss attributable to non-controlling interests	(1)	1	(11)	(5)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$144	$19	$478	$194
Basic earnings per common share:
Continuing operations	$.19	$.01	$.63	$.20
Discontinued operations	—	.02	—	.06
Basic earnings per common share	$.19	$.03	$.63	$.26
Diluted earnings per common share:
Continuing operations	$.19	$.01	$.63	$.20
Discontinued operations	—	.02	—	.06
Diluted earnings per common share	$.19	$.03	$.63	$.26

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2014 and 2013

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
NET INCOME	$145	$18	$489	$199
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(47)	17	(36)	(12)
Change in fair value of derivative instruments	12	(5)	13	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(35)	12	(23)	(12)
COMPREHENSIVE INCOME	110	30	466	187
Less: Comprehensive (income) loss attributable to non-controlling interests	(1)	1	(11)	(5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$109	$31	$455	$182

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2014 and 2013

(unaudited, in millions)

	Year-to-date ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$489	$199
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(32)
Depreciation	—	9
Depreciation and amortization	524	520
Amortization of finance costs, discounts and premiums, net	18	19
Non-cash loss on extinguishment of debt	2	13
Stock compensation expense	15	12
Deferred income taxes	2	11
Gain on sale of assets	(112)	(33)
(Gain) loss on foreign currency transactions and derivatives	2	(2)
Equity in (earnings) losses of affiliates	4	(3)
Change in due from managers	(102)	(12)
Changes in other assets	(19)	17
Changes in other liabilities	(59)	(21)
Cash provided by operating activities	764	697

INVESTING ACTIVITIES
Proceeds from sales of assets, net	274	446
Return of investment	42	—
Acquisitions	(137)	(139)
Advances to and investments in affiliates	(55)	(71)
Capital expenditures:
Renewals and replacements	(218)	(239)
Redevelopment and acquisition-related investments	(69)	(100)
New development	(9)	(15)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	2	(34)
Property insurance proceeds	2	—
Cash used in investing activities	(168)	(152)

FINANCING ACTIVITIES
Financing costs	(4)	(4)
Issuances of debt	4	400
Draws on credit facility	4	168
Repayment of credit facility	(225)	(200)
Repurchase/redemption of senior notes	(150)	(801)
Mortgage debt and other prepayments and scheduled maturities	(373)	(246)
Scheduled principal repayments	—	(1)
Issuance of common stock	4	303
Dividends on common stock	(318)	(222)
Contributions from non-controlling interests	1	4
Distributions to non-controlling interests	(9)	(7)
Change in restricted cash for financing activities	1	—
Cash used in financing activities	(1,065)	(606)
Effects of exchange rate changes on cash held	(5)	(2)
DECREASE IN CASH AND CASH EQUIVALENTS	(474)	(63)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$387	$354

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2014 and 2013

(unaudited)

Supplemental disclosure of cash flow information (in millions)

	Year-to-date ended September 30,
	2014	2013
Interest paid - periodic interest expense	$139	$204
Interest paid - debt extinguishments	2	23
Total interest paid	$141	$227
Income taxes paid	$20	$13

Supplemental disclosure of noncash investing and financing activities:

Host Inc. issued approximately 0.2 million shares for both of the year-to-date periods ended September 30, 2014 and 2013 upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $4 million and $3 million, respectively.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

(in millions)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Property and equipment, net	$10,629	$10,995
Assets held for sale	74	—
Due from managers	156	52
Advances to and investments in affiliates	409	415
Deferred financing costs, net	37	42
Furniture, fixtures and equipment replacement fund	158	173
Other	254	244
Restricted cash	31	32
Cash and cash equivalents	387	861
Total assets	$12,135	$12,814

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $382 million and $371 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,880	$3,018
Credit facility, including the $500 million term loan	712	946
Mortgage debt	407	709
Other	13	86
Total debt	4,012	4,759
Accounts payable and accrued expenses	244	214
Other	325	389
Total liabilities	4,581	5,362

Limited partnership interests of third parties	204	190

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,346	7,236
Accumulated other comprehensive loss	(32)	(9)
Total Host Hotels & Resorts, L.P. capital	7,315	7,228
Non-controlling interests—consolidated partnerships	35	34
Total capital	7,350	7,262
Total liabilities, limited partnership interest of third parties and capital	$12,135	$12,814

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2014 and 2013

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
REVENUES
Rooms	$884	$825	$2,613	$2,479
Food and beverage	330	310	1,150	1,097
Other	80	76	271	259
Total revenues	1,294	1,211	4,034	3,835
EXPENSES
Rooms	236	226	696	668
Food and beverage	260	248	829	806
Other departmental and support expenses	314	309	949	932
Management fees	55	50	171	162
Other property-level expenses	94	97	289	283
Depreciation and amortization	178	175	524	520
Corporate and other expenses	(38)	27	25	90
Gain on insurance settlements	(7)	—	(10)	—
Total operating costs and expenses	1,092	1,132	3,473	3,461
OPERATING PROFIT	202	79	561	374
Interest income	1	1	3	3
Interest expense	(51)	(65)	(164)	(244)
Gain on sale of assets	1	—	112	33
Gain (loss) on foreign currency transactions and derivatives	(1)	(1)	(2)	2
Equity in earnings (losses) of affiliates	(1)	(1)	(4)	3
INCOME BEFORE INCOME TAXES	151	13	506	171
Provision for income taxes	(6)	(11)	(17)	(19)
INCOME FROM CONTINUING OPERATIONS	145	2	489	152
Income from discontinued operations, net of tax	—	16	—	47
NET INCOME	145	18	489	199
Less: Net (income) loss attributable to non-controlling interests	1	1	(4)	(2)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$146	$19	$485	$197
Basic earnings per common unit:
Continuing operations	$.19	$.01	$.65	$.21
Discontinued operations	—	.02	—	.06
Basic earnings per common unit	$.19	$.03	$.65	$.27
Diluted earnings per common unit:
Continuing operations	$.19	$.01	$.65	$.21
Discontinued operations	—	.02	—	.06
Diluted earnings per common unit	$.19	$.03	$.65	$.27

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2014 and 2013

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
NET INCOME	$145	$18	$489	$199
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(47)	17	(36)	(12)
Change in fair value of derivative instruments	12	(5)	13	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(35)	12	(23)	(12)
COMPREHENSIVE INCOME	110	30	466	187
Less: Comprehensive (income) loss attributable to non-controlling interests	1	1	(4)	(2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$111	$31	$462	$185

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2014 and 2013

(unaudited, in millions)

	Year-to-date ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$489	$199
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(32)
Depreciation	—	9
Depreciation and amortization	524	520
Amortization of finance costs, discounts and premiums, net	18	19
Non-cash loss on extinguishment of debt	2	13
Stock compensation expense	15	12
Deferred income taxes	2	11
Gain on sale of assets	(112)	(33)
(Gain) loss on foreign currency transactions and derivatives	2	(2)
Equity in (earnings) losses of affiliates	4	(3)
Change in due from managers	(102)	(12)
Changes in other assets	(19)	17
Changes in other liabilities	(59)	(21)
Cash provided by operating activities	764	697

INVESTING ACTIVITIES
Proceeds from sales of assets, net	274	446
Return of investment	42	—
Acquisitions	(137)	(139)
Advances to and investments in affiliates	(55)	(71)
Capital expenditures:
Renewals and replacements	(218)	(239)
Redevelopment and acquisition-related investments	(69)	(100)
New development	(9)	(15)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	2	(34)
Property insurance proceeds	2	—
Cash used in investing activities	(168)	(152)

FINANCING ACTIVITIES
Financing costs	(4)	(4)
Issuances of debt	4	400
Draws on credit facility	4	168
Repayment of credit facility	(225)	(200)
Repurchase/redemption of senior notes	(150)	(801)
Mortgage debt and other prepayments and scheduled maturities	(373)	(246)
Scheduled principal repayments	—	(1)
Issuance of common OP units	4	303
Distributions on common OP units	(322)	(225)
Contributions from non-controlling interests	1	4
Distributions to non-controlling interests	(5)	(4)
Change in restricted cash for financing activities	1	—
Cash used in financing activities	(1,065)	(606)
Effects of exchange rate changes on cash held	(5)	(2)
DECREASE IN CASH AND CASH EQUIVALENTS	(474)	(63)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$387	$354

See notes to condensed consolidated statements

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2014 and 2013

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended September 30,
	2014	2013
Interest paid - periodic interest expense	$139	$204
Interest paid - debt extinguishments	2	23
Total interest paid	$141	$227
Income taxes paid	$20	$13

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended September 30, 2014 and 2013, limited partners converted OP units valued at approximately $4 million and $3 million, respectively, in exchange for approximately 0.2 million shares for both of the year-to-date periods ended September 30, 2014 and 2013 of Host Inc. common stock.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2014, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of September 30, 2014, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	100
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7
Total	115

International Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (9 hotels).

As of September 30, 2014, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	3
France	4
Germany	2
Italy	3
Poland	1
Spain	2
Sweden	1
The Netherlands	2
United Kingdom	2
Total	20

In addition, our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns one hotel in Australia and a non-controlling interest in an entity that owns three operating hotels and four additional hotels in various stages of development in India.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2014, and the results of our operations for the quarter and year-to-date periods ended September 30, 2014 and 2013, respectively, and cash flows for the year-to-date periods ended September 30, 2014 and 2013, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity (“ASU 2014-08 Reporting for Discontinued Operations”). Under this standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  In addition, it requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations, unless the sale represents a strategic shift. We adopted this standard as of January 1, 2014. No prior year restatements are permitted for this change in policy.

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Net income	$145	$18	$489	$199
Less: Net (income) loss attributable to non-controlling interests	(1)	1	(11)	(5)
Net income attributable to Host Inc.	$144	$19	$478	$194
Diluted income attributable to Host Inc.	$144	$19	$478	$194

Basic weighted average shares outstanding	755.6	749.0	755.3	740.9
Assuming weighted average shares for conversion of exchangeable senior debentures	—	—	—	3.2
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.8	0.7	0.7	0.8
Diluted weighted average shares outstanding (1)	756.4	749.7	756.0	744.9

Basic earnings per common share	$.19	$.03	$.63	$.26
Diluted earnings per common share	$.19	$.03	$.63	$.26

(1)

There were approximately 30 million potentially dilutive shares for both the quarter and year-to-date periods ended September 30, 2014, and approximately 30 million and 29 million potentially dilutive shares for the quarter and year-to-date periods ended September 30, 2013, respectively, related to our exchangeable senior debentures, which shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period. Net income allocated to non-controlling interests of Host L.P. has been excluded from the numerator and common OP units in Host L.P. have been omitted from the denominator for the purpose of computing diluted earnings per share since the effect of including these amounts would have no impact.

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Net income	$145	$18	$489	$199
Less: Net (income) loss attributable to non-controlling interests	1	1	(4)	(2)
Net income attributable to Host L.P.	$146	$19	$485	$197
Diluted income attributable to Host L.P.	$146	$19	$485	$197

Basic weighted average units outstanding	749.1	743.0	748.8	735.1
Assuming weighted average units for conversion of exchangeable senior debentures	—	—	—	3.1
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.8	0.6	0.7	0.8
Diluted weighted average units outstanding (1)	749.9	743.6	749.5	739.0

Basic earnings per common unit	$.19	$.03	$.65	$.27
Diluted earnings per common unit	$.19	$.03	$.65	$.27

(1)

There were approximately 30 million potentially dilutive units for both the quarter and year-to-date periods ended September 30, 2014, respectively, and approximately 29 million potentially dilutive units for both the quarter and year-to-date periods ended September 30, 2013, related to our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2014	December 31, 2013
Land and land improvements	$1,993	$1,973
Buildings and leasehold improvements	13,318	13,435
Furniture and equipment	2,209	2,223
Construction in progress	188	176
	17,708	17,807
Less accumulated depreciation and amortization	(7,079)	(6,812)
	$10,629	$10,995

5.	Investment In Affiliates

On September 30, 2014, the Euro JV Fund II acquired a 90% ownership interest in the 394-room Grand Hotel Esplanade in Berlin. The hotel was acquired based on an aggregate gross value of €81 million ($102 million), and is

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subject to approximately €48 million ($61 million) of debt with a margin of 219 basis points over the Euro Interbank Offered Rate (“Euribor”), which is non-recourse to the Euro JV. We contributed approximately €10 million ($14 million) to the Euro JV in connection with this acquisition, partially funded through a draw on our credit facility.

Subsequent to quarter end, on October 16, 2014, the Euro JV Fund I sold the 350-room Sheraton Skyline Hotel & Conference Centre for £33 million ($53 million).

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31,2013	$7,228	$34	$7,262	$190
Net income	478	4	482	7
Issuance of common stock	15	—	15	—
Dividends declared on common stock	(370)	—	(370)	—
Distributions to non-controlling interests	—	(5)	(5)	(4)
Other changes in ownership	(13)	2	(11)	11
Other comprehensive loss	(23)	—	(23)	—
Balance, September 30, 2014	$7,315	$35	$7,350	$204

Capital of Host L.P.

As of September 30, 2014, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

				Limited
		Non-		Partnership
	Capital of	controlling	Total	Interests of
	Host L.P.	Interests	Capital	Third Parties
Balance, December 31, 2013	$7,228	$34	$7,262	$190
Net income	478	4	482	7
Issuance of common OP units	15	—	15	—
Distributions declared on common OP units	(370)	—	(370)	(4)
Distributions to non-controlling interests	—	(5)	(5)	—
Other changes in ownership	(13)	2	(11)	11
Other comprehensive loss	(23)	—	(23)	—
Balance, September 30, 2014	$7,315	$35	$7,350	$204

For Host Inc. and Host L.P., there were no material amounts reclassified out of accumulated other comprehensive income (loss) to net income for the quarter and year-to-date periods ended September 30, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends/Distributions

On July 31, 2014, Host Inc.’s Board of Directors declared a regular dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2014 to stockholders of record as of September 30, 2014. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

7.	Dispositions

Effective January 1, 2014, we adopted ASU 2014-08 Reporting for Discontinued Operations. As a result, operations and any gain or loss on sale of hotels sold subsequent to December 31, 2013 will continue to be reported in continuing operations. The results of properties sold in 2013, including the gain on sale, prior to adoption will continue to be reported in discontinued operations.

On October 1, 2014, we sold the Tampa Marriott Waterside Hotel & Marina for approximately $199 million, which includes a $9 million FF&E replacement fund retained at the hotel. The hotel is classified as held for sale as of September 30, 2014. We will record a gain on sale of approximately $115 million in the fourth quarter. Additionally, during the first quarter of 2014, we sold an 89% controlling interest in the Philadelphia Marriott Downtown based on a gross sales price of $303 million and sold the Courtyard Nashua for approximately $10 million.

The following table provides summary results of operations for the hotel held for sale and two hotels sold in 2014, which are included in continuing operations (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013

Revenues	$11	$35	$45	$117
Income before income taxes	2	1	11	14
Gain on disposition	—	—	112	—

The following table provides summary results of operations for the five hotels sold in 2013, which are included in discontinued operations (in millions):

	Quarter ended	Year-to-date ended
	September 30, 2013	September 30, 2013
Revenues	$21	$91
Income before income taxes	3	20
Gain on disposition, net of tax	14	32

8.	Acquisitions

On August 11, 2014, we acquired the 242-room b2 miami downtown hotel for approximately $58 million. On January 21, 2014, we acquired the 151-room Powell Hotel in San Francisco, California, including retail space, for approximately $75 million. Accounting for acquisitions requires an allocation of the purchase price to the assets acquired and the liabilities assumed at their respective estimated fair values. The purchase price allocation for the b2 miami downtown hotel is estimated based on currently available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for this acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to these acquisitions (in millions):

Property and equipment	$131
Other assets	3
Total assets	134
Other liabilities	(1)
Net assets acquired	$133

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisitions that were completed during 2014 occurred on January 1, 2013, are as follows (in millions, except per share and per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Revenues	$1,295	$1,215	$4,042	$3,843
Income from continuing operations	145	3	492	154
Net income	145	19	492	201

Host Inc.:
Net income attributable to Host Inc.	$144	$20	$481	$196

Basic earnings per common share:
Continuing operations	$.19	$.01	$.64	$.20
Discontinued operations	—	.02	—	.06
Basic earnings per common share	$.19	$.03	$.64	$.26

Diluted earnings per common share:
Continuing operations	$.19	$.01	$.64	$.20
Discontinued operations	—	.02	—	.06
Diluted earnings per common share	$.19	$.03	$.64	$.26

Host L.P.:
Net income attributable to Host L.P.	$146	$20	$488	$199

Basic earnings per common unit:
Continuing operations	$.19	$.01	$.65	$.21
Discontinued operations	—	.02	—	.06
Basic earnings per common unit	$.19	$.03	$.65	$.27

Diluted earnings per common unit:
Continuing operations	$.19	$.01	$.65	$.21
Discontinued operations	—	.02	—	.06
Diluted earnings per common unit	$.19	$.03	$.65	$.27

The above pro forma results of operations exclude $2 million of acquisition costs for the year-to-date period ended September 30, 2014. The condensed consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2014 include approximately $3 million and $7 million of revenues, respectively, and $2 million of net income for the year-to-date period ended September 30, 2014 related to our 2014 acquisitions. Net income related to our 2014 acquisitions was immaterial for the quarter ended September 30, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at September 30, 2014 and December 31, 2013, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$7	$—	$7	$—
Liabilities
Interest rate swap derivatives (1)	(2)	—	(2)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used	18	—	—	18

	Fair Value at Measurement Date Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (1)	$1	$—	$1	$—
Foreign currency forward sale contracts (1)	3	—	3	—
Liabilities
Interest rate swap derivatives (1)	(3)	—	(3)	—
Foreign currency forward sale contracts (1)	(6)	—	(6)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used	9	—	—	9

(1)	These derivative contracts have been designated as hedging instruments.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss). The hedges were fully effective as of September 30, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
						Gain (Loss)		Gain (Loss)
	Total Notional		Maturity	Swapped	All-in-	Quarter ended September 30,		Year-to-date ended September 30,
Transaction Date	Amount		Date	Index	Rate	2014	2013	2014	2013
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$—	$—	$—	$1
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$—	$—	$—	$1

(1)	The swap was entered into in connection with the A$86 million ($75 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($82 million) mortgage loan on seven properties in New Zealand.

Foreign Investment Hedging Instruments. We have four foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to other comprehensive income (loss). The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value - All Contracts
	Total
	Transaction	Total		Gain (Loss)		Gain (Loss)
Transaction Date	Amount in Foreign	Transaction Amount	Forward Purchase	Quarter ended September 30,		Year-to-date ended September 30,
Range	Currency	in Dollars	Date Range	2014	2013	2014	2013
July 2011-May 2014	€100	$135	August 2015-May 2017	$12	$(6)	$13	$(2)

In addition to the forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

				Gain (Loss)		Gain (Loss)
	Balance Outstanding	Balance Outstanding in		Quarter ended September 30,		Year-to-date ended September 30,
Currency	US$	Foreign Currency		2014	2013	2014	2013
Canadian dollars (1)	$28	C$	31	$1	$(1)	$1	$1
Euros	$97		€77	$8	$(3)	$9	$(3)

(1)	We have an additional $67 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,498	$2,662	$2,647	$2,766
Exchangeable Senior Debentures (Level 1)	382	662	371	603
Credit facility (Level 2)	712	712	946	946
Mortgage debt and other, excluding capital leases (Level 2)	419	426	793	802

Impairment

During the third quarter, an impairment loss of $6 million was triggered for one property due to a change in its expected hold period.  The fair value of the property of $18 million is based on the expected cash flows over the remaining life of the property. The loss is included in depreciation expense.

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

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
United States	$1,225	$1,148	$3,826	$3,640	$10,149	$10,498
Australia	10	10	29	30	109	106
Brazil	9	7	29	22	84	76
Canada	22	22	65	69	82	89
Chile	7	7	23	24	46	54
Mexico	7	6	21	17	30	32
New Zealand	14	11	41	33	129	140
Total	$1,294	$1,211	$4,034	$3,835	$10,629	$10,995

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate six majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the condensed consolidated balance sheets and totaled $35 million and $34 million as of September 30, 2014 and December 31, 2013, respectively. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At September 30, 2014 and December 31, 2013, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $70 million and $68 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net loss attributable to non-controlling interests of third parties, which is included in the determination of net income (loss) attributable to Host Inc. and Host L.P., was $(1) million for both the quarters ended September 30, 2014 and 2013, respectively. Net income attributable to non-controlling interests of third parties was $4 million and $2 million for the year-to-date periods ended September 30, 2014 and 2013, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2014	December 31, 2013
OP units outstanding (millions)	9.4	9.5
Market price per Host Inc. common share	$21.33	$19.44
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$204	$190
Historical cost (millions)	94	95
Book value (millions) (1)	204	190

(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. The net income attributable to the non-controlling interests of Host L.P. for the quarter and year-to-date ended September 30, 2014 was $2 million and $7 million, respectively. The income attributable to the non-controlling interests of Host L.P. was immaterial for the quarter ended September 30, 2013 and $3 million for the year-to-date ended September 30, 2013.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $31 million as of September 30, 2014 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings could be as much as $50 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

On October 3, 2014, the final motion for rehearing by Keystone-Texas Property Holding Corporation (“Keystone”) to the Texas Supreme Court was denied, finalizing the court’s decision. As a result, we have reversed the $69 million loss contingency previously recorded related to this litigation in the third quarter of 2014, which is included in corporate and other expenses. In addition, a court-ordered bond of $25 million was released October 17, 2014, which is included in restricted cash as of September 30, 2014. For further details on this legal proceeding, see Part II, Item 1, Legal Proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about how long and at what level the U.S. economic recovery will be sustained and global economic prospects, and (ii) other factors such as natural disasters, weather, pandemics, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

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

•

the impact of geopolitical developments outside the U.S., such as the pace of the economic recovery in Europe, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including for our foreign hotel properties;

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

•

the ability of Host Inc. and each of the REIT entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes, Host L.P.’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and

•

risks associated with our ability to execute our dividend policy, including factors such as investment activity, operating results and the economic outlook, any or all of which may influence our board of director’s decision whether to pay future dividends at levels previously disclosed or to use available cash to make special dividends.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2014	2013	Change		2014	2013	Change
Total revenues	$1,294	$1,211	6.9%		$4,034	$3,835	5.2%
Net income	145	18	705.6%		489	199	145.7%
Operating profit	202	79	155.7%		561	374	50.0%
Operating profit margin under GAAP	15.6%	6.5%	910	bps	13.9%	9.8%	410	bps
Adjusted EBITDA (1)	$331	$270	22.6%		$1,050	$984	6.7%

Diluted earnings per share	$.19	$.03	533.3%		$.63	$.26	142.3%
NAREIT FFO per diluted share (1)	.42	.25	68.0%		1.17	.93	25.8%
Adjusted FFO per diluted share (1)	.34	.25	36.0%		1.10	.98	12.2%

Comparable Hotel Data:
	2014 Comparable Hotels (2)
	Quarter ended September 30,				Year-to-date ended September 30,
	2014	2013	Change		2014	2013	Change
Comparable hotel revenues (1)	$1,240	$1,149	7.9%		$3,794	$3,580	6.0%
Comparable hotel operating profit (1)	328	269	21.9%		1,018	904	12.6%
Comparable hotel adjusted operating profit margin (1)	26.45%	23.4%	305	bps	26.8%	25.25%	155	bps
Change in comparable hotel RevPAR - Constant US$	7.9%				6.6%
Change in comparable hotel RevPAR - Nominal US$	7.8%				6.2%
Change in comparable domestic RevPAR	7.7%				6.2%
Change in comparable international RevPAR - Constant US$	11.0%				12.5%

(1)

Adjusted EBITDA, NAREIT and Adjusted FFO per diluted share and comparable hotel operating results (including comparable hotel revenues and comparable hotel adjusted operating profit and margins) are non-GAAP (U.S. generally accepted accounting principles) financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)	Comparable hotel operating statistics for 2014 and 2013 are based on 109 hotels as of September 30, 2014.

For the third quarter and year-to-date 2014, multiple factors drove significant improvements in our operating results. The increase in total revenues was driven by the continued growth in rooms revenues, as well as strong food and beverage and other revenue results. Room revenues increased as a result of the growth in comparable hotel RevPAR, on a constant US$ basis, of 7.9% for the quarter and 6.6% year-to-date, driven by strong average rate growth of 6.4% and 5.0% for the quarter and year-to-date, respectively, coupled with a 1.1 percentage point increase in occupancy for both the quarter and year-to-date. For the third quarter, occupancy reached 79.9% at our comparable hotels, which was the highest third quarter occupancy since 2000. Improving group demand for the quarter allowed our operators to strengthen average room rates, while maintaining high occupancy levels. Quarterly and year-to-date results also reflect increases of 6.1% and 5.2%, respectively, in comparable food and beverage revenues, which were driven by strong banquet sales and audio visual revenues. The growth in revenues for all revenue categories were affected negatively by the timing of hotels acquired and sold during the comparable periods, which resulted in a net decrease of $22 million in total revenues for the quarter and $57 million year-to-date.

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 910 basis points and 410 basis points for the third quarter and year-to-date 2014, respectively, as compared to the same periods in 2013. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, impairment expense, and corporate expenses, including a $69 million gain recorded in the third quarter for the successful resolution of litigation related to the ground lease for the San Antonio Marriott Rivercenter. Our comparable hotel adjusted operating profit margins, which exclude these items, increased 305 basis points and 155 basis points for the third quarter and year-to-date 2014, respectively, compared to 2013. The improvement in comparable hotel adjusted operating profit margins was driven by the improvements in average room rates and significantly slower growth in operating costs, which increased 3.6% for the quarter and 3.7% year-to-date at our comparable hotels, respectively.

The significant improvements in net income and diluted earnings per share are the result of the overall growth in operations at our properties, as well as several other gains recorded during the year.

•

Adjusted EBITDA increased $61 million in the quarter and $66 million year-to-date reflecting improvements in the operating results of our portfolio, as comparable hotel adjusted operating profit increased 21.9% for the quarter and 12.6% year-to-date. The improvements in Adjusted EBITDA partially were offset by $10 million and $41 million for third quarter and year-to-date, respectively, due to the timing of acquisitions and dispositions.

•

Interest expense declined $14 million for the quarter and $80 million year-to-date due to a reduction in the overall debt balance and weighted average interest rate, combined with a decline in debt extinguishment costs compared to the prior year.

•	As a result of the improvements in EBITDA and interest expense described above, Adjusted FFO per diluted share increased 36% to $0.34 per share for the quarter and 12.2% to $1.10 year-to-date.
•	As described above, we recorded a gain in the third quarter of $69 million due to the reversal of previously accrued litigation costs.
•	For the quarter, gains on asset sales decreased $14 million, while, year-to-date, gains on asset sales increased $47 million (in 2013, certain of the gains are included in discontinued operations).

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

For the fourth quarter of 2014, we believe that the broad economic trends that have led to the steady improvement in lodging demand should continue to drive RevPAR growth and operating results. GDP growth is expected to improve through the fourth quarter and into 2015, driven by business investment and consumer spending. Additionally, supply growth is expected to remain below historical averages in the majority of our target markets. We expect the combination of improving demand and low supply growth to translate to improving RevPAR, driven by strong rate growth coupled with continued high occupancy levels.  While we believe that RevPAR will continue to increase in the fourth quarter, we do not anticipate RevPAR growth will be as strong as it was in the third quarter, mainly as a result of shifting holidays and business disruption related to several significant renovations at our large, convention center hotels. However, when looking at the third and fourth quarter combined, we expect RevPAR growth for the second half of 2014 to be stronger than the first half of the year, resulting in expected comparable hotel RevPAR growth for the full year of 6.0% to 6.25% on a constant US$ basis. For 2015, we generally believe that the current trends in the lodging industry of improving lodging demand outpacing moderate supply growth will continue, leading to the potential for continued RevPAR improvement.

While we believe that the lodging industry will continue to improve, concerns remain in the near term around sluggish wage growth and the risks of economic slowdowns in Europe and developing countries. Therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Investing Activities

Capital Expenditures Projects. We continue to pursue opportunities to invest in our existing portfolio through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design, and replace aging equipment and systems with more efficient technology.  Year-to-date, we have completed renovations of 3,745 guestrooms, over 196,000 square feet of meeting space and approximately 98,000 square feet of public space. We anticipate that 35% of our overall 2014 capital expenditures will be in the fourth quarter, including a disproportionally high number of projects that are expected to cause significant disruption to operations, such as rooms and meeting space renovations.

•

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. We spent approximately $57 million for these projects during the first three quarters of 2014, compared to $71 million during the first three quarters of 2013. During the year, as part of the conversion and rebranding of the Sheraton Memphis Downtown, we renovated over 21,000 square feet of public space and all 600 guest rooms. We also renovated six additional food and beverage outlets, following the success of 16 previous restaurant redevelopments and added, or will be constructing, over 16,000 square feet of meeting space to our portfolio in order to enhance our appeal to the higher rated corporate segment. We expect that ROI capital expenditures for 2014 will range from $65 million to $75 million.

•

Acquisition Capital Expenditures. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability and to enhance the guest experience. During the first three quarters of 2014, we spent approximately $12 million on acquisition capital projects, compared to $29 million during the first three quarters of 2013. For the full year 2014, we expect to invest between $20 million to $25 million for acquisition capital expenditures.

•

Renewal and Replacement Capital Expenditures. We spent $71 million and $218 million on renewal and replacement capital expenditures during the third quarter and year-to-date 2014, respectively, compared to $76 million and $239 million during the third quarter and year-to-date 2013. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Major renewal and replacement projects completed during the third quarter included the renovation of all 365 rooms at The Westin Buckhead Atlanta, 50,000 square feet of ballroom space at the Harbor Beach Marriott Resort & Spa and 39,000 square feet of ballroom space at the Grand Hyatt Atlanta Buckhead. We expect that our investment in renewal and replacement expenditures in 2014 will total approximately $330 million to $345 million.

Acquisitions. We continue to seek investment opportunities in our target markets, which we have identified as those that are expected to have the greatest lodging demand growth, the fewest additions to supply, and consequently the strongest potential for revenue growth over the long term. We see increased competition for acquisitions in our target markets due to an abundance of capital and the current availability of inexpensive financing. Consequently, pricing for upper upscale and luxury assets has become more aggressive, and recent transaction values have approached replacement cost levels. Our acquisition strategy also includes the acquisition or development of midscale and upscale properties in our target markets that may be operated under a franchise agreement or independently through a third party manager. During the third quarter, we completed the acquisition of the 242-room b2 miami downtown hotel for $58 million. In conjunction with the acquisition, we entered into a management agreement with Destination Hotels & Resorts to reposition and re-launch the hotel under a new independent identity. The hotel is located in Miami’s business and financial district, within walking distance of the American Airlines Arena across from Bayfront Park and with unobstructed water views.

Dispositions. We attempt to dispose of properties which are considered non-core assets when we believe the potential for growth is constrained or where we are able opportunistically to take advantage of the pricing in the market. On October 1, 2014, we sold the 719-room Tampa Marriott Waterside Hotel & Marina for a sales price of $199 million, which includes a $9 million FF&E replacement fund retained at the hotel. Over the next several months, we anticipate asset sales totaling approximately $50 million to $150 million, although given the nature of these transactions, there can be no assurances that we will complete these sales in this time period.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2014	2013	Change	2014	2013	Change
Total revenues	$1,294	$1,211	6.9%	$4,034	$3,835	5.2%
Operating costs and expenses:
Property-level costs (1)	1,137	1,105	2.9	3,458	3,371	2.6
Corporate and other expenses	(38)	27	N/M	25	90	(72.2)
Operating profit	202	79	155.7	561	374	50.0
Interest expense	51	65	(21.5)	164	244	(32.8)
Gain on sale of assets	1	—	N/M	112	33	239.4
Provision for income taxes	6	11	(45.5)	17	19	(10.5)
Income from continuing operations	145	2	7,150.0	489	152	221.7
Income from discontinued operations	—	16	N/M	—	47	N/M

Host Inc.:
Net income (loss) attributable to non-controlling interests	$1	$(1)	N/M	$11	$5	120.0
Net income attributable to Host Inc.	144	19	657.9	478	194	146.4

Host L.P.:
Net income (loss) attributable to non-controlling interests	$(1)	$(1)	—	$4	$2	100.0
Net income attributable to Host L.P.	146	19	668.4	485	197	146.2

(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

2014 Compared to 2013

The comparisons of our hotel revenues and expenses are affected by the results of the hotels acquired and sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”). Our operations for the third quarter and year-to-date were affected by the sale of two hotels in 2014, most notably the Philadelphia Marriott Downtown, which operations prior to sale are included in continuing operations for prior periods. This resulting decrease in operations was partially offset by the results of the b2 miami downtown hotel, acquired in August 2014, the Powell Hotel, acquired in January 2014, and the Hyatt Place Waikiki Beach, acquired in May 2013.

Hotel Sales Overview

The following table presents total revenues (in millions, except percentages) and includes both comparable and non-comparable hotels:

	Quarter ended September 30,			Year-to-date ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues:
Rooms	$884	$825	7.2%	$2,613	$2,479	5.4%
Food and beverage	330	310	6.5	1,150	1,097	4.8
Other	80	76	5.3	271	259	4.6
Total revenues	$1,294	$1,211	6.9	$4,034	$3,835	5.2

Rooms. The improvement in rooms revenues reflects the overall improvement in comparable RevPAR, partially offset by the effect of our Recent Acquisitions and Dispositions.  For the third quarter, comparable hotel RevPAR on a constant US$ basis increased 7.9%, driven by average rate improvement of 6.4%. For the year-to-date, comparable hotel RevPAR, on a constant US$ basis, increased 6.6%. The increases in rooms revenues were offset partially by a net decrease of $14 million and $35 million for the quarter and year-to-date periods, respectively, due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. The increase in food and beverage (“F&B”) revenues for both the quarter and year-to-date was driven by strong growth in banquet and audio visual revenues, which increased by 8.4% during the quarter and 7.1% year-to-date at our comparable hotels. Overall, comparable F&B revenues increased 6.1% for the quarter and 5.2% year-to-date. Additionally, F&B revenues include an increase of $9 million and $22 million, for the third quarter and year-to-date, respectively, at our non-comparable properties that were under renovation in the prior year. These increases in F&B revenues were offset partially by a net decrease of $6 million and $19 million, for the third quarter and year-to-date, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other revenues. For the third quarter and year-to-date 2014, other revenues increased $4 million and $12 million, respectively, due to increases in parking and lease income.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of September 30, 2014, 109 of our 115 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of September 30, 2014 and 2013, respectively:

Comparable Hotels by Market in Constant US$

	As of September 30, 2014		Quarter ended September 30, 2014			Quarter ended September 30, 2013
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	5	3,432	$218.54	89.3%	$195.07	$199.03	89.0%	$177.12	10.1%
New York	9	7,224	280.37	90.1	252.62	271.73	89.3	242.69	4.1
Philadelphia	2	776	207.85	77.8	161.67	198.21	75.2	149.11	8.4
Washington, D.C.	12	6,016	190.32	80.2	152.60	181.20	77.3	140.05	9.0
Atlanta	6	2,280	172.75	76.9	132.86	162.06	74.6	120.95	9.9
Florida	7	3,230	166.67	71.5	119.10	160.65	70.2	112.71	5.7
Chicago	7	2,857	195.46	85.1	166.33	188.97	81.8	154.56	7.6
Denver	3	1,363	156.15	77.8	121.45	145.60	74.5	108.44	12.0
Houston	4	1,706	177.16	71.8	127.22	176.17	72.0	126.79	0.3
Phoenix	4	1,522	141.66	61.5	87.18	136.68	58.7	80.18	8.7
Seattle	3	1,774	218.62	90.8	198.54	183.76	92.2	169.34	17.2
San Francisco	5	3,701	233.25	87.8	204.82	203.93	88.4	180.35	13.6
Los Angeles	8	3,228	193.00	83.8	161.79	172.96	85.1	147.22	9.9
San Diego	5	4,691	199.04	84.7	168.56	191.26	86.4	165.30	2.0
Hawaii	2	1,256	364.59	81.6	297.38	351.66	80.8	284.13	4.7
Other	13	7,929	143.75	66.1	94.96	134.66	63.4	85.35	11.3
Domestic	95	52,985	206.17	80.2	165.44	194.11	79.1	153.61	7.7

Asia-Pacific	7	1,390	$157.25	81.8%	$128.69	$152.89	81.6%	$124.74	3.2%
Canada	3	1,219	189.22	72.2	136.58	179.30	71.9	128.86	6.0
Latin America	4	1,075	253.56	67.0	170.01	215.15	62.7	134.83	26.1
International	14	3,684	192.67	74.4	143.28	176.99	72.9	129.02	11.0
All Markets - Constant US$	109	56,669	205.35	79.9	163.99	193.07	78.7	152.00	7.9

Comparable Hotels in Nominal US$
	As of September 30, 2014		Quarter ended September 30, 2014			Quarter ended September 30, 2013
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	7	1,390	$157.25	81.8%	$128.69	$147.76	81.6%	$120.56	6.7%
Canada	3	1,219	189.22	72.2	136.58	187.96	71.9	135.08	1.1
Latin America	4	1,075	253.56	67.0	170.01	224.62	62.7	140.76	20.8
International	14	3,684	192.67	74.4	143.28	179.98	72.9	131.20	9.2
Domestic	95	52,985	206.17	80.2	165.44	194.11	79.1	153.61	7.7
All Markets - Nominal US$	109	56,669	205.35	79.9	163.99	193.25	78.7	152.14	7.8

Comparable Hotels by Market in Constant US$

	As of September 30, 2014		Year-to-date ended September 30, 2014			Year-to-date ended September 30, 2013
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	5	3,432	$212.23	78.9%	$167.48	$195.05	80.8%	$157.55	6.3%
New York	9	7,224	274.03	86.6	237.38	263.92	85.9	226.81	4.7
Philadelphia	2	776	208.25	79.7	166.04	208.08	74.5	154.93	7.2
Washington, D.C.	12	6,016	202.42	78.6	159.15	203.90	76.7	156.47	1.7
Atlanta	6	2,280	171.17	75.2	128.78	164.22	73.8	121.20	6.3
Florida	7	3,230	208.49	79.5	165.69	200.65	76.7	153.84	7.7
Chicago	7	2,857	183.49	76.0	139.55	184.23	74.6	137.42	1.5
Denver	3	1,363	152.44	69.9	106.52	143.73	66.0	94.81	12.4
Houston	4	1,706	190.89	75.6	144.39	181.80	77.3	140.47	2.8
Phoenix	4	1,522	196.20	72.5	142.17	188.29	69.3	130.42	9.0
Seattle	3	1,774	191.92	81.4	156.27	170.52	79.7	135.94	15.0
San Francisco	5	3,701	223.03	83.5	186.25	196.45	81.5	160.06	16.4
Los Angeles	8	3,228	179.23	82.9	148.65	164.86	83.3	137.26	8.3
San Diego	5	4,691	196.67	82.2	161.72	187.49	80.4	150.70	7.3
Hawaii	2	1,256	374.02	81.8	306.04	353.17	83.3	294.02	4.1
Other	13	7,929	157.24	68.7	107.99	152.82	68.0	103.92	3.9
Domestic	95	52,985	207.81	78.6	163.38	198.50	77.5	153.83	6.2

Asia-Pacific	7	1,390	$155.22	82.1%	$127.44	$150.11	81.0%	$121.55	4.8%
Canada	3	1,219	182.55	68.4	124.93	172.81	69.2	119.60	4.5
Latin America	4	1,075	266.49	67.6	180.13	217.34	64.2	139.50	29.1
International	14	3,684	193.35	73.4	141.91	174.60	72.2	126.12	12.5
All Markets - Constant US$	109	56,669	206.92	78.3	161.98	197.04	77.2	152.02	6.6

Comparable Hotels in Nominal US$
	As of September 30, 2014		Year-to-date ended September 30, 2014			Year-to-date ended September 30, 2013
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	7	1,390	$155.22	82.1%	$127.44	$152.13	81.0%	$123.19	3.5%
Canada	3	1,219	182.55	68.4	124.93	184.44	69.2	127.65	(2.1)
Latin America	4	1,075	266.49	67.6	180.13	237.49	64.2	152.43	18.2
International	14	3,684	193.35	73.4	141.91	184.33	72.2	133.14	6.6
Domestic	95	52,985	207.81	78.6	163.38	198.50	77.5	153.83	6.2
All Markets - Nominal US$	109	56,669	206.92	78.3	161.98	197.63	77.2	152.48	6.2

In the third quarter, our international markets continued their strong growth, led by our Latin American properties for the second quarter in a row, with RevPAR growth of 26.1%, on a constant US$ basis, as the JW Marriott Hotel Rio de Janeiro benefited from the FIFA World Cup and the JW Marriott Hotel Mexico City experienced strong growth throughout the quarter, benefiting from the rooms renovation completed in the prior year.

RevPAR at our Seattle, San Francisco and Los Angeles markets increased 17.2%, 13.6% and 9.9%, respectively, as already high levels of demand and solid group business allowed for significant rate improvements for both group and transient business in each of the markets. For the quarter and year-to-date, respectively, Seattle and San Francisco led the domestic portfolio in RevPAR growth, which is expected to continue in the fourth quarter. Our San Diego properties underperformed the portfolio for the quarter, as demand was impacted by meeting space renovation at two of our larger properties.

Our East coast markets rebounded from underperformance in the second quarter to perform better than expected in the third quarter. RevPAR in our Boston market increased 10.1%, primarily driven by increases in transient room rates. Our Washington, D.C. hotels experienced RevPAR growth of 9%, as both downtown and suburban hotels benefited from solid transient growth as a result of strong September citywide events. Philadelphia and Atlanta also performed well as a result of higher-rated group business and strong improvement in transient rates, respectively.  New York experienced moderate RevPAR growth, as the market continues to absorb the recent supply growth.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 30, 2014 and 2013, respectively:

Comparable Hotels by Type in Nominal US$

	As of September 30, 2014		Quarter ended September 30, 2014			Quarter ended September 30, 2013
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	57	35,255	$222.11	82.3%	$182.90	$209.57	81.2%	$170.23	7.4%
Suburban	29	10,206	165.10	76.4	126.11	154.51	74.6	115.34	9.3
Resort	11	5,570	231.21	68.4	158.04	220.23	68.0	149.68	5.6
Airport	12	5,638	146.59	81.9	120.13	133.17	81.1	108.01	11.2
All Types	109	56,669	205.35	79.9	163.99	193.25	78.7	152.14	7.8

	As of September 30, 2014		Year-to-date ended September 30, 2014			Year-to-date ended September 30, 2013
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	57	35,255	$221.14	79.7%	$176.24	$212.08	78.8%	$167.08	5.5%
Suburban	29	10,206	164.19	73.2	120.21	155.21	71.9	111.62	7.7
Resort	11	5,570	258.63	74.9	193.70	246.32	73.9	182.15	6.3
Airport	12	5,638	142.82	81.9	117.00	132.83	79.6	105.74	10.7
All Types	109	56,669	206.92	78.3	161.98	197.63	77.2	152.48	6.2

The RevPAR improvement at our urban properties reflect strong quarter over quarter rate growth of 6%, coupled with continued high occupancy levels of 82.3% for the quarter, primarily due to improvements in several of our target metro markets.  We believe that the high occupancy levels and demand in urban markets has helped to drive demand in the adjacent suburban markets, leading to the RevPAR improvements for our suburban properties. Our airport properties led the portfolio for the quarter with RevPAR growth of 11.2%, driven by strong group performance at our Philadelphia and Chicago hotels and strong rate growth at our west coast airport properties.
Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 109 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

Strong group demand drove our overall improvements for the quarter, with a 5.8% growth in room nights, and a 4.6% average growth in rate, which led to a 10.6% increase in revenues. Association business was the strongest performing group segment with room night growth of 13.7% which, when coupled with an increase in rate of 3.2%, led to an overall increase in association group revenues of 17.3%.

The strong base of group business for the quarter allowed our operators to drive price increases for our transient business.  Transient revenues increased 6.2% due to an increase in average daily rate of 6.6%.  Total transient room nights declined slightly, .4%, due to a decline in discounted transient room nights.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2014	2013	Change	2014	2013	Change
Expenses:
Rooms	$236	$226	4.4%	$696	$668	4.2%
Food and beverage	260	248	4.8	829	806	2.9
Other departmental and support expenses	314	309	1.6	949	932	1.8
Management fees	55	50	10.0	171	162	5.6
Other property-level expenses	94	97	(3.1)	289	283	2.1
Depreciation and amortization	178	175	1.7	524	520	0.8
Total property-level operating expenses	$1,137	$1,105	2.9	$3,458	$3,371	2.6

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which exclude depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses increased $10 million and $28 million for the third quarter and year-to-date 2014, respectively, reflecting a 5.6% and 5.5% increase at our comparable hotels for the third quarter and year-to-date, respectively. The increases were driven primarily by increases in wages and benefits, as well as increased travel agent commissions and laundry and guest supply costs. The increases in rooms expenses were offset partially by a net decrease of $4 million and $10 million for the quarter and year-to-date periods, respectively, due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. Food and beverage expenses for the third quarter and year-to-date 2014 were well-controlled, as continued improvements in F&B hourly productivity led to a decline in F&B costs as a percentage of revenues, compared to prior year. Comparable F&B expenses increased $11 million to $244 million for the quarter and $26 million to $775 million for year-to-date. In addition, the change in F&B expenses for the quarter and year-to-date was affected by a decrease of $5 million and $15 million, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $5 million for the third quarter and $17 million for the year-to-date 2014, primarily due to increased credit card fees, wages and benefits, and sales and marketing costs. The increases in other departmental and support expenses were offset partially by a net decrease of $5 million and $13 million for the quarter and the year-to-date, respectively, due to the results of our Recent Acquisitions and Dispositions.

Management fees.  For the third quarter and year-to-date 2014, the increase in base management fees, which generally are calculated as a percentage of total revenues, reflect our improving operations. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased slightly for the third quarter and year-to-date 2014, respectively.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $3 million for the third quarter, primarily due to a decrease in insurance premiums. Other property-level expenses increased $6 million for year-to-date 2014, primarily due to an increase in property taxes, partially offset by a decrease in insurance premiums. Other property-level expenses were also affected by a net decrease of $1 million and $3 million for the quarter and year-to-date, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other Income and Expense

Corporate and other expenses. For the third quarter, corporate and other expenses includes the reversal of the previously recorded litigation accrual of $69 million relating to the San Antonio Marriott Rivercenter. Excluding this item, corporate and other expenses increased $4 million for the quarter and year-to-date, primarily due to an increase in other legal expenses and compensation expense related to our restricted stock awards, which varies, in part, based on our stock price.

Gain on insurance settlements. We recorded a gain of $6 million and $9 million for the third quarter and year-to-date 2014, respectively, related to the receipt of business interruption insurance proceeds for several of our properties in New York and Washington, D.C., which were affected by Hurricane Sandy in October 2012. We also recorded a $1 million gain in the third quarter related to property insurance proceeds.

Interest expense. Interest expense decreased $14 million and $80 million for the third quarter and year-to-date 2014, respectively, compared to the corresponding 2013 periods, primarily due to the repayment or refinancing of debt, which has lowered our weighted average interest rate and overall debt balance, in addition to a decrease of $3 million and $32 million in debt extinguishment costs for the third quarter and year-to-date, respectively. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Cash interest expense(1)	$45	$56	$141	$189
Non-cash interest expense	6	6	19	19
Non-cash debt extinguishment costs	—	1	2	13
Cash debt extinguishment costs(1)	—	2	2	23
Total interest expense	$51	$65	$164	$244

(1)	Including the change in accrued interest, total cash interest expense paid was $141 million and $227 million for the year-to-date 2014 and 2013, respectively.

Gain (loss) on sale of assets.  During the first quarter of 2014, we recognized a $112 million gain on the sale of an 89% interest in the Philadelphia Marriott Downtown. The year-to-date 2013 includes a $21 million gain on the sale of land adjacent to our Newport Beach Marriott Hotel & Spa and the recognition of a previously deferred $11 million gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for the highway expansion at the Atlanta Marriott Perimeter Center.

Equity in earnings (losses) of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV. The increase for the quarter reflects improved operations at the European hotels. The year-to-date decline is due primarily to the non-recurring income tax benefit recorded in 2013. For both third quarter and year-to-date 2014, equity in earnings was impacted by selling costs incurred by our Maui timeshare joint venture, which is currently under development.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax provision recorded in the third quarter and year-to-date 2014 primarily reflects year-over-year improvements in property operations recognized by our TRS, as well as an increase in income taxes at our foreign subsidiaries.

Income from discontinued operations, net of tax. The income from discontinued operations for year-to-date 2013 primarily consists of the $19 million gain recorded and the $10 million of previously deferred key money recognized as a result of the sale of the Atlanta Marriott Marquis, as well as a $14 million gain recorded as a result of the sale of The Ritz-Carlton, San Francisco. Beginning in 2014, we adopted ASU 2014-08 Reporting for Discontinued Operations. As a result, the operations of sold properties through the date of their disposal will be included in continuing operations.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility. We believe this strategy will result in a lower overall cost of capital, allow us to complete opportunistic investments and acquisitions at all times in the lodging cycle, and will position us to manage potential declines in operations caused by the inherent volatility in the lodging industry. As operations have improved in the past several years, we have successfully executed on our strategy to decrease our debt-to-equity ratio and increase our interest coverage ratio. Currently, these financial metrics, as defined in in our credit facility, are stronger than at any point since we split from Marriott International in 1993. These improvements were due to stronger operations but also were accomplished through acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and the repayment and refinancing of senior notes and mortgage debt in order to extend maturity dates and generate lower interest rates.

As we continue to achieve our balance sheet objectives, we intend to use available cash predominantly for acquisitions or other investments in our portfolio to the extent that we are able to find suitable investment opportunities that meet our return requirements. If we are unable to find appropriate investment opportunities and, assuming operations continue to improve, we may, over time, consider other uses of any available cash, such as a return of capital through dividends or stock repurchases.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, 96% of our hotels (as measured by revenues) are unencumbered by mortgage debt. We have access to multiple types of financing, as approximately 90% of our debt consists of senior notes, exchangeable debentures, and borrowings under our credit facility, none of which are collateralized by specific hotel properties. We believe that we have sufficient liquidity and access to capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On October 15, 2014, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $151 million.

Capital Resources. As of September 30, 2014, we had $387 million of cash and cash equivalents and $788 million available under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions.  As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure.  Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which includes, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE under any future “at-the-market” offering program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense. In October 2013, Host Inc.’s Board of Directors authorized repurchases of up to $680 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms), of which $446 million remains available under this authority. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $67 million to $764 million for the year-to-date period ended September 30, 2014 compared to the same period in 2013. The increase is due to improved operating results and the decline in debt extinguishment costs and other interest expense.

Cash Used in Investing Activities. Cash used in investing activities primarily consists of capital expenditures on our existing portfolio, the acquisition of property, and investments in our joint ventures, which totaled $488 million and $598 million during the first three quarters of 2014 and 2013, respectively. Cash used for renewal and replacement capital expenditures for the first three quarters of 2014 and 2013 was $218 million and $239 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same periods was $69 million and $100 million, respectively. Cash provided by investing activities was $318 million from the sale of two hotels, return of investments and the receipt of insurance proceeds in the first three quarters of 2014 compared to $446 million from the sale of two hotels and a parcel of land in the first three quarters of 2013.

The following tables summarize significant acquisitions and dispositions that have been completed as of October 30, 2014 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
August	2014	Acquisition of b2 miami downtown hotel	$(58)
January	2014	Acquisition of The Powell Hotel	(75)
		Total acquisitions/investments	$(133)

Transaction Date		Description of Transaction	Net Proceeds	Sales Price
Dispositions
October	2014	Disposition of Tampa Marriott Waterside Hotel & Marina(1)	$189	$199
February	2014	Disposition of Courtyard Nashua	9	10
January	2014	Sale of 89% interest in the Philadelphia Marriott Downtown(1)(2)	290	270
		Total dispositions	$488	$479

(1)	Proceeds are net of FF&E replacement funds paid by the purchasers and retained at the hotels and other sales costs.
(2)

Sales price relates to the 89% interest in the hotel that was sold. Net proceeds also include our 11% portion of the proceeds received from the $230 million mortgage loan issued by the partnership at closing

Cash Used in Financing Activities. Year-to-date 2014, net cash used in financing activities was $1,065 million, compared to $606 million for year-to-date 2013. Cash used in financing activities for year-to-date 2014, primarily for the repayment of debt and dividends, decreased $402 million compared to year-to-date 2013. For year-to-date 2014 and 2013, $14 million and $875 million, respectively, was provided by financing activities, primarily through the issuance of debt and common stock.

The following table summarizes significant redemptions and repayments of debt, including premiums, that have been completed through October 30, 2014 (in millions). There have been no significant debt issuances during 2014.

			Transaction
Transaction Date		Description of Transaction	Amount
Cash Repayments
January - October	2014	Net repayment on revolver portion of credit facility	$(221)
June	2014	Redemption of Philadelphia Airport Marriott industrial revenue bond	(40)
June	2014	Redemption of Newark Liberty International Airport Marriott industrial revenue bond	(32)
February	2014	Repayment of mortgage loan on the Ritz-Carlton, Naples and Newport Beach Marriott	(300)
February	2014	Redemption of $150 million of 6 3/4% Series Q senior notes	(152)
		Total cash repayments	$(745)

The following table summarizes significant equity transactions that have been completed through October 30, 2014 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January-October	2014	Dividend payments (1)	$(469)
		Cash payments on equity transactions	$(469)

(1)	In connection with the dividends, Host L.P. made distributions of $475 million.

Debt

As of September 30, 2014, our total debt was $4.0 billion, with an average interest rate of 4.8% and an average maturity of 5.4 years. Additionally, 79% of our debt has a fixed rate of interest and 105 of our hotels, representing 96% of our revenues, are unencumbered by mortgage debt.

Exchangeable Senior Debentures. As of September 30, 2014, we have $400 million of 2½% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain subsequent dates. Holders also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is in excess of 130% of the exchange price per share ($12.99) for at least 20 of the last 30 consecutive trading days of the calendar quarter, or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or a portion, of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange their debentures for common stock at the exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash, or a combination thereof, at our option. The 2009 Debentures currently are exchangeable by holders at this time and each $1,000 Debenture would be exchanged for 76.9748 Host Inc. common shares (for an equivalent per share price of $12.99), for a total of 30.8 million shares.

We separately account for the liability and equity components of the 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date, which is the expected life thereof. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, was $316 million and $82 million, respectively. As of September 30, 2014, the debt carrying value and unamortized discount were $382 million and $18 million, respectively.

Interest expense recorded for our debentures (including interest expense for the debentures redeemed in 2014 and 2013) for the periods presented consists of the following (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Contractual interest expense (cash)	$3	$2	$8	$8
Non-cash interest expense due to discount amortization	4	4	12	11
Total interest expense	$7	$6	$20	$19

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage, and required fixed charge coverage. There were no significant changes to these financial covenants in connection with the recent amendment of the credit facility. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants would not be an event of default thereunder.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests contained in the credit facility as of September 30, 2014:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.9	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.1	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	8.4	x	Minimum ratio of 1.75x

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Series D Senior Notes

We are in compliance with all of the financial covenants applicable to our Series D senior notes. The following table summarizes the results of the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of September 30, 2014:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	479%		Minimum ratio of 150%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.2	x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series other than the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of September 30, 2014 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	488%		Minimum ratio of 125%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	7.2	x	Minimum ratio of 2.0x

*

Because of differences in the calculation methodology between our Series D senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 30, 2014, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy is that it generally intends to distribute, over time, 100% of its taxable income, which is primarily dependent on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on October 15, 2014 to stockholders of record on September 30, 2014. The third quarter dividend is a 33% increase over the prior quarter and represents Host Inc.’s intended regular quarterly dividend for the next several quarters, subject to Board approval. To the extent that we are unable to execute our strategy generally to achieve tax free exchanges for our asset sales this year, we expect to declare a special dividend of approximately $.05 in the fourth quarter. Any special dividend would be subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other uses, such as special dividends or stock repurchases.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. At September 30, 2014, we own a 32.1% interest in Euro JV Fund I (11 hotels, 3,511 rooms) and a 33.4% interest in Euro JV Fund II (9 hotels, 3,310 rooms). Hotel investments by the Euro JV total approximately €1.9 billion, with €1.0 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. Our investment, total partners’ funding, and debt outstanding as of September 30, 2014 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment	Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)		(in millions)	(in millions)
Euro JV Fund I	€152	€647	94%	€542	€174
Euro JV Fund II	122	364	81%	465	155
	€274	€1,011		€1,007	€329

The following table sets forth operating statistics for the 18 comparable Euro JV hotels as of September 30, 2014 and 2013:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended September 30,				Year-to-date ended September 30,
	2014	2013	Change		2014	2013	Change
Average room rate	€179.74	€175.98	2.1%		€178.24	€177.72	0.3%
Average occupancy	82.6%	81.0%	160	bps	78.6%	77.0%	160	bps
RevPAR	€148.53	€142.63	4.1%		€140.15	€136.86	2.4%

(1)

The presentation above includes the operating performance for the 18 properties consisting of 5,962 rooms. This table excludes one hotel acquired in each of 2014 and 2013 as the joint venture did not own the hotels for the entirety of the periods presented and includes the results of one hotel sold subsequent to quarter end. See “-Comparable Hotel Operating Statistics.”

On September 30, 2014, the Euro JV Fund II acquired a 90% ownership interest in the 394-room Grand Hotel Esplanade in Berlin. The hotel was acquired based on an aggregate gross value of €81 million ($102 million), and is subject to approximately €48 million ($61 million) of debt with a margin of 219 basis points over Euribor, which debt is non-recourse to the partners of the Euro JV. We contributed approximately €10 million ($14 million) to the Euro JV in connection with this acquisition, partially funded through a draw on our credit facility.

Subsequent to quarter end, on October 16, 2014, the Euro JV Fund I sold the 350-room Sheraton Skyline Hotel & Conference Centre for £33 million ($53 million).

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

Comparable Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we present certain operating statistics (i.e., RevPAR, average daily rate, and average occupancy) and operating results (revenues, expenses, adjusted operating profit, and associated margins) for the periods included in this report on a comparable hotel basis to enable our investors to better evaluate our operating performance.

Because these statistics and operating results relate to our hotel properties, they exclude results for our non-hotel properties and other real estate investments. We define our comparable hotels as properties:

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

The hotel business is capital-intensive and renovations are a regular part of the business. Generally, hotels under renovation remain comparable hotels. A large scale capital project that would cause a hotel to be excluded from our comparable hotel set is an extensive renovation of several core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if the renovation would cause a hotel to be removed from the comparable hotel set, including unusual or exceptional circumstances such as: a reduction or increase in room count, rebranding, a significant alteration of the business operations, or the closing of the hotel during the renovation.

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

Of the 115 hotels that we owned on September 30, 2014, 109 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2014 are excluded from comparable hotel results for these periods:

•	b2 miami downtown hotel (acquired in August 2014)
•	Powell Hotel (acquired in January 2014)
•

The Ritz-Carlton, Naples, removed in the third quarter of 2013 (business interruption due to the closure of the hotel during extensive renovations that were substantially completed in October 2013, including renovations of 450 rooms, including 35 suites, restaurant, façade and windows);

•	Hyatt Place Waikiki Beach (acquired in May 2013);
•

Novotel Christchurch Cathedral Square (business interruption due to the closure of the hotel following an earthquake in February 2011 and the subsequent extensive renovations, which hotel reopened in August 2013); and

•

Orlando World Center Marriott, removed in the third quarter of 2012 (business interruption due to extensive renovations that were substantially completed in July 2013, including façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool, dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants).

The operating results of seven hotels disposed of in 2014 and 2013 are not included in comparable hotel results for the periods presented herein.

CONSTANT US$, NOMINAL US$ AND CONSTANT EUROS

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for the prior year assuming that the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in the current year, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it shows growth in RevPAR in the local currency of the hotel consistent with the manner in which we evaluate our domestic portfolio. However, the estimated effect of changes in foreign currency has been reflected in the actual and forecast results of net income, EBITDA, earnings per diluted share, and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations, consistent with our financial statement presentation.

We also present RevPAR results for our joint venture in Europe in constant Euros using the same methodology as used for the constant US$ presentation.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical or future financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include the following:

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Net income	$145	$18	$489	$199
Interest expense	51	65	164	244
Depreciation and amortization	172	175	518	520
Income taxes	6	11	17	19
Discontinued operations (1)	—	3	—	14
EBITDA (2)	374	272	1,188	996
Gain on dispositions (3)	—	(14)	(111)	(32)
Gain on property insurance settlement	(1)	—	(1)	—
Acquisition costs	—	—	2	1
Recognition of deferred gain on land condemnation (4)	—	—	—	(11)
Litigation (gain) loss (5)	(59)	—	(59)	8
Non-cash impairment loss	6	—	6	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	1	1	4	(3)
Pro rata Adjusted EBITDA of equity investments	14	13	40	38
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(4)	(2)	(19)	(13)
Adjusted EBITDA (2)	$331	$270	$1,050	$984

(1)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.
(2)	EBITDA and Adjusted EBITDA include a gain of $21 million for the year-to-date ended September 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.
(3)	Reflects the sale of an 89% controlling interest in one hotel in 2014, the sale of one hotel in 2014 and the sale of two hotels in 2013.
(4)

During the first quarter of 2013, we recognized a previously deferred gain of approximately $11 million related to the eminent domain claim by the State of Georgia for 2.9 acres of land at the Atlanta Marriott Perimeter Center for highway expansion, for which we received cash proceeds in 2007. We have included the gain in NAREIT FFO per diluted share, which is consistent with the treatment of gains recognized on the disposition of non-depreciated assets. However, due to the significant passage of time since we received the proceeds, we have excluded the gain from Adjusted FFO per diluted share and Adjusted EBITDA for the year.

(5)

As of September 30, 2014, we had accrued litigation losses totaling $69 million (including $8 million in 2013) for litigation related to the ground lease for the San Antonio Marriott Rivercenter in 2005. On October 3, 2014, the final motion for rehearing by Keystone-Texas Property Holding Corporation to the Texas Supreme Court was denied. As a result, in the third quarter of 2014, we reversed the $69 million loss contingency, which is included as a reduction to corporate expense in net income. Consistent with our definition of Adjusted EBITDA and Adjusted FFO, we have excluded $59 million of the gain, as the related accrual for these amounts was similarly excluded in prior years. We are including $10 million of the gain in Adjusted EBITDA and Adjusted FFO, which represents periodic interest accrued on the judgments since 2010, as this amount was included as a reduction in Adjusted EBITDA and Adjusted FFO in prior years. See Part II, Item I Legal Proceedings for more information on the resolution of this case.

FFO Measures

We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings (loss) per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. NAREIT defines FFO as net income (loss) (calculated in accordance with GAAP), excluding gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments, and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata FFO of those entities on the same basis.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Net income	$145	$18	$489	$199
Less: Net (income) loss attributable to non-controlling interests	(1)	1	(11)	(5)
Net income attributable to Host Inc.	144	19	478	194
Adjustments:
Gain on dispositions, net of taxes (3)	(2)	(14)	(110)	(32)
Gain on property insurance settlement	(1)	—	(1)	—
Depreciation and amortization	172	176	516	527
Non-cash impairment loss	6	—	6	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	1	1	4	(3)
Pro rata FFO of equity investments	6	7	19	26
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(2)	(2)	(7)	(5)
FFO adjustments for non-controlling interests of Host L.P.	(3)	(2)	(5)	(7)
NAREIT FFO (1)	321	185	900	700
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	3	4	40
Acquisition costs	—	—	2	1
Recognition of deferred gain on land condemnation (4)	—	—	—	(11)
Litigation (gain) loss (5)	(59)	—	(59)	8
Income attributable to non-controlling interests	1	—	1	—
Adjusted FFO (1)	$263	$188	$848	$738

For calculation on a per share basis:

Adjustments for dilutive securities (2):
Assuming conversion of Exchangeable Senior Debentures	$7	$7	$20	$19
Diluted NAREIT FFO	$328	$192	$920	$719
Diluted Adjusted FFO	$270	$195	$868	$757
Diluted weighted average shares outstanding-EPS	756.4	749.7	756.0	744.9
Assuming conversion of Exchangeable Senior Debentures	30.3	29.5	30.2	29.4
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	786.7	779.2	786.2	774.3
NAREIT FFO per diluted share	$0.42	$0.25	$1.17	$0.93
Adjusted FFO per diluted share	$0.34	$0.25	$1.10	$0.98

(1)	Both NAREIT and Adjusted FFO include a gain of $21 million for the year-to-date ended September 30, 2013 for the sale of excess land adjacent to our Newport Beach Marriott Hotel & Spa.
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

(3-5)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses, adjusted operating profit and adjusted operating profit margin, on a comparable hotel, or “same store” basis as supplemental information for investors. For an explanation of which properties we consider to be “comparable hotels”, see “Comparable Hotel Operating Statistics” above.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Number of hotels	109	109	109	109
Number of rooms	56,669	56,669	56,669	56,669
Percent change in comparable hotel RevPAR - Constant US$	7.9%	—	6.6%	—
Percent change in comparable hotel RevPAR - Nominal US$	7.8%	—	6.2%	—
Operating profit margin (1)	15.6%	6.5%	13.9%	9.8%
Comparable hotel adjusted operating profit margin (1)	26.45%	23.4%	26.8%	25.25%
Comparable hotel revenues
Room	$855	$793	$2,507	$2,359
Food and beverage (2)	309	291	1,068	1,015
Other	76	65	219	206
Comparable hotel revenues (3)	1,240	1,149	3,794	3,580
Comparable hotel expenses
Room	227	215	667	632
Food and beverage (4)	244	233	775	749
Other	35	36	107	107
Management fees, ground rent and other costs	406	396	1,227	1,188
Comparable hotel expenses (5)	912	880	2,776	2,676
Comparable hotel adjusted operating profit	328	269	1,018	904
Non-comparable hotel results, net (6)	14	12	92	80
Depreciation and amortization	(178)	(175)	(524)	(520)
Corporate and other expenses	38	(27)	(25)	(90)
Operating profit	$202	$79	$561	$374

(1)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel adjusted operating profit margins are calculated using amounts presented in the above table.

(2)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Food and beverage sales per the consolidated statements of operations	$330	$310	$1,150	$1,097
Non-comparable hotel food and beverage sales	(28)	(25)	(110)	(106)
Food and beverage sales for the property for which we record rental income	7	6	28	24
Comparable food and beverage sales	$309	$291	$1,068	$1,015

(3)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Revenues per the consolidated statements of operations	$1,294	$1,211	$4,034	$3,835
Non-comparable hotel revenues	(67)	(74)	(283)	(294)
Hotel revenues for the property for which we record rental income, net	13	12	43	39
Comparable hotel revenues	$1,240	$1,149	$3,794	$3,580

(4)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Food and beverage expenses per the consolidated statements of operations	$260	$248	$829	$806
Non-comparable hotel food and beverage expenses	(21)	(20)	(71)	(73)
Food and beverage expenses for the property for which we record rental income	5	5	17	16
Comparable food and beverage expenses	$244	$233	$775	$749

(5)	The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2014	2013	2014	2013
Operating costs and expenses per the consolidated statements of operations	$1,092	$1,132	$3,473	$3,461
Non-comparable hotel expenses	(53)	(62)	(191)	(214)
Hotel expenses for the property for which we record rental income	13	12	43	39
Depreciation and amortization	(178)	(175)	(524)	(520)
Corporate and other expenses	38	(27)	(25)	(90)
Comparable hotel expenses	$912	$880	$2,776	$2,676

(6)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, and (ii) the results of our office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 30, 2014 and December 31, 2013, 79% and 71%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the third quarter of 2014. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile and New Zealand and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No material forward or option contracts were entered into during the year. The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding				Change in Fair Value - All Contracts
	Total
	Transaction	Total		Gain (Loss)		Gain (Loss)
Transaction Date	Amount in Foreign	Transaction Amount	Forward Purchase	Quarter ended September 30,		Year-to-date ended September 30,
Range	Currency	in Dollars	Date Range	2014	2013	2014	2013
July 2011-May 2014	€100	$135	August 2015-May 2017	$12	$(6)	$13	$(2)

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

				Gain (Loss)		Gain (Loss)
	Balance Outstanding	Balance Outstanding in		Quarter ended September 30,		Year-to-date ended September 30,
Currency	US$	Foreign Currency		2014	2013	2014	2013
Canadian dollars(1)	$28	C$	31	$1	$(1)	$1	$1
Euros	$97		€77	$8	$(3)	$9	$(3)

(1)	We have an additional $67 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 9 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone was only entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title or, alternatively, $34.3 million for tortious interference of contract; (ii) approximately $6.8 million in pre-judgment and post-judgment interest (as of September 30, 2014, interest was $18 million); (iii) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (iv) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

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

On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefing concluded in January 2013. On June 28, 2013, the Court issued an order denying the petition for review; however, on December 13, 2013, the Court granted our motion for rehearing on that order and heard oral argument on our appeal on February 4, 2014. On June 13, 2014, the Court reversed the court of appeals judgment, the effect of which is that we are no longer liable for the jury verdict and punitive damages award. Keystone requested a rehearing of the Texas Supreme Court’s decision, but that motion was denied on October 3, 2014, finalizing the Texas Supreme Court’s decision. As a result, in the third quarter of 2014, we reversed the $69 million loss contingency previously recorded related to this litigation. In addition, a court-ordered bond of $25 million was released on October 17, 2014, which is included in restricted cash as of September 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2014 – July 31, 2014	—		$—	––	$––
August 1, 2014 – August 31, 2014	2,943	*	—	––	––
September 1, 2014 – September 30, 2014	514	*	—	––	––
Total	3,457		$—	––	$––

*	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.

Issuer Sales of Equity Securities (Host Hotels & Resorts, Inc.)

On August 15, 2014, Host Inc. issued 12,335 shares of common stock to MNKY LLC in exchange for 12,076 OP units of Host L.P. held by MNKY.  All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act.  The number of shares issued was based on the current conversion factor of 1.021494 common shares per OP unit.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2014 – July 31, 2014	5,540	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	$––
August 1, 2014 – August 31, 2014	27,535	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2014 – September 30, 2014	16,223	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	49,298			––	$––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc. common stock
**

Reflects (1) 24,654 common OP units redeemed by holders in exchange for shares of Host Inc. common stock and (2) 2,881 common OP units cancelled upon cancellation of 2,943 shares of Host Inc. common stock by Host Inc. (which were forfeited for failure to meet vesting criteria).

***

Reflects (1) 15,720 common OP units redeemed by holders in exchange for shares of Host Inc. common stock and (2) 503 common OP units cancelled upon cancellation of 514 shares of Host Inc. common stock by Host Inc. (which were forfeited for failure to meet vesting criteria).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

October 31, 2014	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

October 31, 2014	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)