Form 10-Q
period 2015-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2015-05-01
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

As of April 29, 2015 there were 757,674,729 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(in millions, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$10,495	$10,575
Due from managers	149	70
Advances to and investments in affiliates	387	433
Deferred financing costs, net	33	35
Furniture, fixtures and equipment replacement fund	169	129
Other	292	281
Cash and cash equivalents	485	684
Total assets	$12,010	$12,207

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $390 million and $386 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,888	$2,884
Credit facility, including the $500 million term loan	685	704
Mortgage debt	395	404
Total debt	3,968	3,992
Accounts payable and accrued expenses	224	298
Other	304	324
Total liabilities	4,496	4,614

Non-controlling interests - Host Hotels & Resorts, L.P.	191	225

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 756.3 million shares and 755.8 million shares issued and outstanding, respectively	8	8
Additional paid-in capital	8,519	8,476
Accumulated other comprehensive loss	(87)	(50)
Deficit	(1,151)	(1,098)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,289	7,336
Non-controlling interests—other consolidated partnerships	34	32
Total equity	7,323	7,368
Total liabilities, non-controlling interests and equity	$12,010	$12,207

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2015 and 2014

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2015	2014
REVENUES
Rooms	$818	$808
Food and beverage	403	405
Other	96	96
Total revenues	1,317	1,309
EXPENSES
Rooms	220	226
Food and beverage	283	284
Other departmental and support expenses	321	315
Management fees	52	50
Other property-level expenses	98	97
Depreciation and amortization	175	172
Corporate and other expenses	24	34
Gain on insurance settlements	—	(3)
Total operating costs and expenses	1,173	1,175
OPERATING PROFIT	144	134
Interest income	1	1
Interest expense	(51)	(58)
Gain on sale of assets	4	112
Loss on foreign currency transactions and derivatives	(1)	—
Equity in losses of affiliates	(2)	(8)
INCOME BEFORE INCOME TAXES	95	181
Benefit for income taxes	9	4
NET INCOME	104	185
Less: Net income attributable to non-controlling interests	(6)	(6)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$98	$179
Basic earnings per common share	$.13	$.24
Diluted earnings per common share	$.13	$.24

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2015 and 2014

(unaudited, in millions)

	Quarter ended March 31,
	2015	2014
NET INCOME	$104	$185
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(47)	7
Change in fair value of derivative instruments	15	—
Amounts reclassified from other comprehensive income (loss)	(5)	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(37)	7
COMPREHENSIVE INCOME	67	192
Less: Comprehensive income attributable to non-controlling interests	(6)	(6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$61	$186

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2015 and 2014

(unaudited, in millions)

	Quarter ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$104	$185
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	175	172
Amortization of finance costs, discounts and premiums, net	6	6
Non-cash loss on extinguishment of debt	—	1
Stock compensation expense	5	4
Deferred income taxes	(13)	(11)
Gain on sale of assets	(4)	(112)
Loss on foreign currency transactions and derivatives	1	—
Equity in losses of affiliates	2	8
Change in due from managers	(75)	(58)
Distributions from equity investments	4	—
Changes in other assets	13	(6)
Changes in other liabilities	(45)	(18)
Cash provided by operating activities	173	171

INVESTING ACTIVITIES
Proceeds from sales of assets, net	33	274
Return of investment	—	25
Acquisitions	—	(73)
Advances to and investments in affiliates	—	(14)
Capital expenditures:
Renewals and replacements	(125)	(76)
Redevelopment and acquisition-related investments	(45)	(14)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(30)	12
Cash provided by (used in) investing activities	(167)	134

FINANCING ACTIVITIES
Repayment of credit facility	—	(225)
Repurchase/redemption of senior notes	—	(150)
Mortgage debt and other prepayments and scheduled maturities	—	(301)
Issuance of common stock	1	1
Dividends on common stock	(197)	(98)
Distributions to non-controlling interests	(2)	(1)
Change in restricted cash for financing activities	—	(1)
Cash used in financing activities	(198)	(775)
Effects of exchange rate changes on cash held	(7)	1
DECREASE IN CASH AND CASH EQUIVALENTS	(199)	(469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$485	$392

See notes to condensed consolidated statements

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2015 and 2014

(unaudited)

Supplemental disclosure of cash flow information (in millions)

	Quarter ended March 31,
	2015	2014
Interest paid - periodic interest expense	$44	$48
Interest paid - debt extinguishments	—	2
Total interest paid	$44	$50
Income taxes paid	$1	$8

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

(in millions)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$10,495	$10,575
Due from managers	149	70
Advances to and investments in affiliates	387	433
Deferred financing costs, net	33	35
Furniture, fixtures and equipment replacement fund	169	129
Other	292	281
Cash and cash equivalents	485	684
Total assets	$12,010	$12,207

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $390 million and $386 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,888	$2,884
Credit facility, including the $500 million term loan	685	704
Mortgage debt	395	404
Total debt	3,968	3,992
Accounts payable and accrued expenses	224	298
Other	304	324
Total liabilities	4,496	4,614

Limited partnership interests of third parties	191	225

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,375	7,385
Accumulated other comprehensive loss	(87)	(50)
Total Host Hotels & Resorts, L.P. capital	7,289	7,336
Non-controlling interests—consolidated partnerships	34	32
Total capital	7,323	7,368
Total liabilities, limited partnership interest of third parties and capital	$12,010	$12,207

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2015 and 2014

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2015	2014
REVENUES
Rooms	$818	$808
Food and beverage	403	405
Other	96	96
Total revenues	1,317	1,309
EXPENSES
Rooms	220	226
Food and beverage	283	284
Other departmental and support expenses	321	315
Management fees	52	50
Other property-level expenses	98	97
Depreciation and amortization	175	172
Corporate and other expenses	24	34
Gain on insurance settlements	—	(3)
Total operating costs and expenses	1,173	1,175
OPERATING PROFIT	144	134
Interest income	1	1
Interest expense	(51)	(58)
Gain on sale of assets	4	112
Loss on foreign currency transactions and derivatives	(1)	—
Equity in losses of affiliates	(2)	(8)
INCOME BEFORE INCOME TAXES	95	181
Benefit for income taxes	9	4
NET INCOME	104	185
Less: Net income attributable to non-controlling interests	(5)	(4)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$99	$181
Basic earnings per common unit	$.13	$.24
Diluted earnings per common unit	$.13	$.24

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2015 and 2014

(unaudited, in millions)

	Quarter ended March 31,
	2015	2014
NET INCOME	$104	$185
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(47)	7
Change in fair value of derivative instruments	15	—
Amounts reclassified from other comprehensive income (loss)	(5)	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(37)	7
COMPREHENSIVE INCOME	67	192
Less: Comprehensive income attributable to non-controlling interests	(5)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$62	$188

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2015 and 2014

(unaudited, in millions)

	Quarter ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$104	$185
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	175	172
Amortization of finance costs, discounts and premiums, net	6	6
Non-cash loss on extinguishment of debt	—	1
Stock compensation expense	5	4
Deferred income taxes	(13)	(11)
Gain on sale of assets	(4)	(112)
Loss on foreign currency transactions and derivatives	1	—
Equity in losses of affiliates	2	8
Change in due from managers	(75)	(58)
Distributions from equity investments	4	—
Changes in other assets	13	(6)
Changes in other liabilities	(45)	(18)
Cash provided by operating activities	173	171

INVESTING ACTIVITIES
Proceeds from sales of assets, net	33	274
Return of investment	—	25
Acquisitions	—	(73)
Advances to and investments in affiliates	—	(14)
Capital expenditures:
Renewals and replacements	(125)	(76)
Redevelopment and acquisition-related investments	(45)	(14)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(30)	12
Cash provided by (used in) investing activities	(167)	134

FINANCING ACTIVITIES
Repayment of credit facility	—	(225)
Repurchase/redemption of senior notes	—	(150)
Mortgage debt and other prepayments and scheduled maturities	—	(301)
Issuance of common OP units	1	1
Distributions on common OP units	(199)	(99)
Change in restricted cash for financing activities	—	(1)
Cash used in financing activities	(198)	(775)
Effects of exchange rate changes on cash held	(7)	1
DECREASE IN CASH AND CASH EQUIVALENTS	(199)	(469)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$485	$392

See notes to condensed consolidated statements

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2015 and 2014

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended March 31,
	2015	2014
Interest paid - periodic interest expense	$44	$48
Interest paid - debt extinguishments	—	2
Total interest paid	$44	$50
Income taxes paid	$1	$8

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2015, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of March 31, 2015, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	97
Australia	1
Brazil	3
Canada	2
Chile	2
Mexico	1
New Zealand	7
Total	113

International Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (10 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (9 hotels).

As of March 31, 2015, the Euro JV owned hotels located in the following countries:

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2015, and the results of our operations and cash flows for the quarters ended March 31, 2015 and 2014, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation. In particular, gain on sale of assets, which previously was presented net of tax following income from continuing operations on our statement of operations, has been reclassified to be included in income before income taxes following guidance issued by the SEC upon adoption of ASU 2014-08, Reporting for Discontinued Operations.

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015. Upon adoption of the standard we will reclassify deferred financing costs, net from total assets to be shown net of debt in the liabilities section of our balance sheet. Adoption of this standard will only affect the presentation of our balance sheet.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016, however in April 2015, the FASB proposed to defer the effective date to December 15, 2017. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Host Inc. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings per common share is computed by dividing net income attributable to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. We have 9.2 million OP units which are convertible into 9.4 million common shares which are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2015	2014
Net income	$104	$185
Less: Net income attributable to non-controlling interests	(6)	(6)
Net income attributable to Host Inc.	98	179
Assuming conversion of exchangeable senior debentures	—	7
Diluted income attributable to Host Inc.	$98	$186

Basic weighted average shares outstanding	756.0	754.9
Assuming weighted average shares for conversion of exchangeable senior debentures	—	29.9
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.3
Diluted weighted average shares outstanding (1)	756.3	785.1

Basic earnings per common share	$.13	$.24
Diluted earnings per common share	$.13	$.24
___________

(1)

There were approximately 31 million potentially dilutive shares for the quarter ended March 31, 2015 related to our exchangeable senior debentures, which shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

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

	Quarter ended March 31,
	2015	2014
Net income	$104	$185
Less: Net income attributable to non-controlling interests	(5)	(4)
Net income attributable to Host L.P.	99	181
Assuming conversion of exchangeable senior debentures	—	7
Diluted income attributable to Host L.P.	$99	$188

Basic weighted average units outstanding	749.4	748.5
Assuming weighted average units for conversion of exchangeable senior debentures	—	29.3
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.3	0.3
Diluted weighted average units outstanding (1)	749.7	778.1

Basic earnings per common unit	$.13	$.24
Diluted earnings per common unit	$.13	$.24
___________

(1)

There were approximately 30 million potentially dilutive units for the quarter ended March 31, 2015 related to our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2015	December 31, 2014
Land and land improvements	$1,985	$1,990
Buildings and leasehold improvements	13,368	13,336
Furniture and equipment	2,263	2,217
Construction in progress	183	209
	17,799	17,752
Less accumulated depreciation and amortization	(7,304)	(7,177)
	$10,495	$10,575

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2014	$7,336	$32	$7,368	$225
Net income	98	5	103	1
Issuance of common stock	10	—	10	—
Dividends declared on common stock	(151)	—	(151)	—
Distributions to non-controlling interests	—	—	—	(2)
Other changes in ownership	33	(3)	30	(33)
Other comprehensive loss	(37)	—	(37)	—
Balance, March 31, 2015	$7,289	$34	$7,323	$191

Capital of Host L.P.

As of March 31, 2015, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

				Limited
		Non-		Partnership
	Capital of	controlling	Total	Interests of
	Host L.P.	Interests	Capital	Third Parties
Balance, December 31, 2014	$7,336	$32	$7,368	$225
Net income	98	5	103	1
Issuance of common OP units	10	—	10	—
Distributions declared on common OP units	(151)	—	(151)	(2)
Distributions to non-controlling interests	—	—	—	—
Other changes in ownership	33	(3)	30	(33)
Other comprehensive loss	(37)	—	(37)	—
Balance, March 31, 2015	$7,289	$34	$7,323	$191

For Host Inc. and Host L.P., during the first quarter of 2015, we reclassified a net gain of $5 million that had been recognized previously in foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates in other comprehensive income related to the sale of the Delta Meadowvale Hotel & Conference Centre and recognized such gain in gain on sale of assets on our consolidated statement of operations.

Dividends/Distributions

On February 17, 2015, Host Inc.’s Board of Directors declared a regular dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2015 to stockholders of record as of March 31, 2015. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Dispositions

On March 16, 2015, we sold the Delta Meadowvale Hotel & Conference Centre for approximately C$40 million ($31 million) plus an additional C$2 million ($2 million) for the FF&E replacement fund.

The following table provides summary results of operations for the one hotel sold in 2015 and the five hotels sold in 2014, which are included in continuing operations (in millions):

	Quarter ended March 31,
	2015	2014
Revenues	$4	$31
Income before taxes	—	5
Gain on disposals	3	112

7.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at March 31, 2015 and December 31, 2014, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$28	$—	$28	$—
Liabilities
Interest rate swap derivatives (1)	(2)	—	(2)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$13	$—	$13	$—
Liabilities
Interest rate swap derivatives (1)	(2)	—	(2)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties sold (2)	—	—	—	18
___________
(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2014.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of March 31, 2015.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
						Gain (Loss)
	Total Notional		Maturity	Swapped	All-in-	Quarter ended March 31,
Transaction Date	Amount		Date	Index	Rate	2015	2014
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$—	$—
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$—	$—
___________
(1)	The swap was entered into in connection with the A$86 million ($66 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($78 million) mortgage loan on seven properties in New Zealand.

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

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended March 31,
Range	Currency		in Dollars	Date Range	2015	2014
July 2011-May 2014		€100	$135	August 2015-May 2017	$14	$—
November 2014	C$	25	$22	November 2016	$1	$—

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended March 31,
Currency	US$	Foreign Currency		2015	2014
Canadian dollars (1)	$36	C$	46	$2	$1
Euros	$83		€77	$10	$—
___________
(1)	We have drawn an additional $48 million on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,498	$2,665	$2,498	$2,668
Exchangeable Senior Debentures (Level 1)	390	630	386	739
Credit facility (Level 2)	685	685	704	704
Mortgage debt and other, excluding capital leases (Level 2)	394	408	403	413

8.	Geographic Information

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

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
United States	$1,258	$1,243	$10,089	$10,111
Australia	9	9	95	102
Brazil	7	7	67	82
Canada	14	19	55	82
Chile	7	9	43	44
Mexico	7	7	24	26
New Zealand	15	15	122	128
Total	$1,317	$1,309	$10,495	$10,575

9.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate six majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the condensed consolidated balance sheets and totaled $34 million and $32 million as of March 31, 2015 and December 31, 2014, respectively. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At March 31, 2015 and December 31, 2014, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $94 million and $85 million, respectively.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties was $5 million and $4 million for the quarters ended March 31, 2015 and 2014, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2015	December 31, 2014
OP units outstanding (millions)	9.2	9.3
Market price per Host Inc. common share	$20.18	$23.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$191	$225
Historical cost (millions)	92	94
Book value (millions) (1)	191	225
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to the non-controlling interests of Host L.P. for the quarters ended March 31, 2015 and 2014 was $1 million and $2 million, respectively.

10.	Legal Proceedings

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $4 million as of March 31, 2015 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings will not exceed $10 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth and global economic prospects, and (ii) other factors such as natural disasters, weather, pandemics, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

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

•

the impact of geopolitical developments outside the U.S., such as the pace of the economic recovery in Europe, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including with respect to our foreign hotel properties;

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

•	the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber attacks;
•	the effects of tax legislative action and other changes in laws and regulations, or the interpretation thereof, including the need for compliance with new environmental and safety requirements;

•

the ability of Host Inc. and each of the REIT entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes, Host L.P.’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and

•

risks associated with our ability to execute our dividend policy, including factors such as investment activity, operating results and the economic outlook, any or all of which may influence the decision of our board of directors as to whether to pay future dividends at levels previously disclosed or to use available cash to make special dividends.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2015	2014	Change
Total revenues	$1,317	$1,309	0.6%
Net income	104	185	(43.8)%
Operating profit	144	134	7.5%
Operating profit margin under GAAP	10.9%	10.2%	70	bps
Adjusted EBITDA (1)	$321	$308	4.2%

Diluted earnings per share	$.13	$.24	(45.8)%
NAREIT FFO per diluted share (1)	.35	.32	9.4%
Adjusted FFO per diluted share (1)	.35	.33	6.1%

Comparable Hotel Data:
	2015 Comparable Hotels (2)
	Quarter ended March 31,
	2015	2014	Change
Comparable hotel revenues (1)	$1,267	$1,231	3.0%
Comparable hotel EBITDA (1)	324	309	5.0%
Comparable hotel EBITDA margin (1)	25.6%	25.1%	50	bps
Change in comparable hotel RevPAR - Constant US$	3.8%
Change in comparable hotel RevPAR - Nominal US$	3.0%
Change in comparable domestic RevPAR	3.9%
Change in comparable international RevPAR - Constant US$	1.3%
___________

(1)

Adjusted EBITDA, NAREIT FFO and Adjusted FFO per diluted share and comparable hotel operating results (including comparable hotel revenues and comparable hotel EBITDA and margins) are non-GAAP (U.S. generally accepted accounting principles) financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)	Comparable hotel operating statistics for 2015 and 2014 are based on 106 hotels as of March 31, 2015.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant dollar basis improved 3.8% for the quarter, driven by rate growth of 4.8%, partially offset by a decrease in occupancy of 0.7 percentage points.  Improving group demand for the quarter, as well as relatively high occupancy rates overall, has allowed our operators to strengthen average room rates.  However, certain factors in individual markets as well as significant disruption due to renovations of rooms and public spaces at several of our properties led to a decrease in occupancy levels. Our domestic portfolio growth of 3.9% was led by our west coast markets, including San Francisco and Phoenix, with both markets experiencing double-digit RevPAR growth. Our east coast markets lagged the portfolio, as New York and Washington, D.C. continue to be impacted by new supply and renovation disruption, respectively; however our Boston market outperformed with a 20.5% increase in RevPAR in the first quarter, with average room rates increasing 9.5% and occupancy up over 6 percentage points. At our international properties, RevPAR increased 1.3%, on a constant U.S. dollar basis, however, excluding the Calgary Marriott Downtown, which experienced a RevPAR decrease of 42% during the quarter due to renovation, our international properties had a RevPAR increase of 6.0%.

Rooms

Our comparable room revenue increased 3.0% for the quarter, reflecting a 3.8% increase in comparable RevPAR on a constant dollar basis, partially offset by currency translation effects for our international properties. At the same time, comparable rooms expenses declined slightly for the quarter as the improvements in RevPAR were rate driven, as opposed to occupancy, which will typically allow our operators to limit the growth in departmental costs, particularly wages and benefits, and improve overall profitability.

Total revenues

Total revenues increased 0.6% for the quarter, reflecting revenue growth of 3.0% at our comparable properties, partially offset by disposition activity that exceeded acquisitions over the past twelve months and reduced total revenue growth by $23 million for the quarter. Revenue growth for our comparable properties was significantly affected by rooms and meeting space renovations underway during the first quarter of 2015.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 70 basis points for the first quarter 2015, as compared to the same period in 2014. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, impairment expense, and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 50 basis points for the first quarter 2015 compared to first quarter 2014. The improvement in comparable hotel EBITDA margins was driven by the improvements in average room rates and slower growth in operating costs, which increased 2.3% for the quarter at our comparable hotels.

Net income

Net income for the quarter decreased $81 million, or 43.8%, due to a decrease of $108 million in gains on sales of assets, partially offset by improvements in operations and declines in both interest expense and corporate expenses.  Adjusted EBITDA increased $13 million, or 4.2%, as improvements in operations partially were offset by the greater level of dispositions than acquisitions, which reduced Adjusted EBITDA by $6 million compared to first quarter 2014. The improvements in operations, as well as the reduction in interest expense, led to a $0.02, or 6.1%, increase in Adjusted FFO per diluted share for the quarter.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

For the remainder of 2015, we expect continued strength in the U.S. lodging industry as overall growth in GDP, driven by employment, consumer confidence and business investment, is expected to continue to drive consistent demand growth. At the same time, we anticipate that supply growth will increase compared to recent years, but will remain below historical levels for the industry overall, although growth in individual markets may vary. As a result, we expect that the majority of the 2015 RevPAR growth will be rate driven, which should lead to improvements in our operating margins and results. However, several near-term trends that negatively affected results in the first quarter of 2015 are expected to continue to hinder 2015 operating results. These trends include (i) recent underperformance in the New York and Washington, D.C. markets, which represent approximately 27% of our revenue on an annual basis and (ii) increased disruption within our portfolio as discussed below. Additionally, our results could be impacted due to the expected continued strength of the US Dollar.

We experienced a significant amount of disruption in the first quarter of 2015 to hotels that are included in our comparable operating results due to renovations of guest rooms and public space. First quarter projects represented 35% of our projected renewal and replacement expenditures for the entire year and exceeded similar expenditures in the first quarter 2014 by 65%. We expect the impact from these types of projects to moderate throughout the year, though it will continue to negatively affect our comparable hotel operating statistics, net income and Adjusted EBITDA. Separately, disruption from redevelopment and ROI projects will increase throughout the year, as only 16% of our projected spend was completed in the first quarter, including three hotels that will be closed for redevelopment during the second quarter. For the full year 2015, seven properties have been, or will be, excluded from our comparable hotel statistics due to these projects, but will still negatively impact growth in revenues, net income and Adjusted EBITDA. We expect to see meaningful growth as a result of these projects beginning in 2016. Despite these headwinds and the issues discussed in the preceding paragraph, we anticipate that strong transient demand and improvement in group performance will result in expected comparable hotel RevPAR growth for 2015 of 4.5% to 5.5% on a constant US$ basis.

While we believe that the lodging industry will continue to improve, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Strategic Initiatives

Stock Repurchase Program

As we have achieved our long term balance sheet objectives and expect to continue to generate cash from operations and proceeds of asset sales, Host Inc.’s Board of Directors has authorized a program to repurchase up to $500 million of common stock. The common stock may be purchased in the open market or through private transactions from time to time over the next 18 months depending upon market conditions. The level of purchases will also depend upon operating results, funds generated by sales activity, dividends that may be required by those sales, and investment options that may be available, including reinvesting in our portfolio or acquiring new hotels, as well as maintaining our strong leverage position. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Portfolio

Acquisitions. We continue to seek investment opportunities in our target markets, which we have identified as those that are expected over the long term to have the greatest lodging demand growth, the fewest additions to supply, and the strongest potential for revenue growth. We continue to see a high level of competition for acquisitions in our target markets due to the accessibility of capital and the current availability of inexpensive financing. Consequently, pricing for upper upscale and luxury assets has become more aggressive, and recent transaction values have approached replacement cost levels.

Dispositions. We attempt to dispose of properties which are considered non-core assets when we believe the potential for growth is constrained or where we are able opportunistically to take advantage of the pricing in the market. Consistent with this strategy, we sold the Delta Meadowvale Hotel & Conference Centre for a sales price of C$40 million ($31 million), plus an additional C$2 million ($2 million) for the FF&E replacement fund, during the first quarter of 2015.

Capital Investment

Value enhancement. We have continued to make significant progress on our strategic initiative to evaluate and opportunistically adjust the operator, brand and contract terms of each of our hotels. This may include new relationships with independent operators that may be an improved fit for smaller or unique properties.  We believe successful execution of these projects will create value for the company. These value enhancement initiatives include:

•

We completed an agreement in April to convert The Ritz-Carlton, Phoenix to an independent hotel to be operated by Destination Hotels. The property will close in July 2015 for extensive renovation work and reopen in early 2016 as part of the Autograph Collection.

•

We continued our progress on the rebranding of the Four Seasons Philadelphia to an independent luxury hotel to be operated by Sage Hospitality. The property will close in June 2015 in order to expedite the renovation and we anticipate it will reopen by the end of the year.

Capital Expenditures Projects. We continue to pursue opportunities to invest in our existing portfolio through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design, and replace aging equipment and systems with more efficient technology. During the first quarter, we have completed renovations of 1,412 guestrooms, over 180,000 square feet of meeting space and approximately 40,000 square feet of public space.

•

Redevelopment and Return on Investment and Acquisition Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We spent approximately $45 million for these projects during the first quarter of 2015, compared to $14 million during the first quarter of 2014. Projects completed during the first quarter include the conversion of an existing restaurant to approximately 4,800 square feet of meeting space at the Hilton Melbourne South Wharf, the conversion of underutilized space at the Hyatt Regency Maui Resort & Spa into approximately 6,300 square feet of meeting space and the renovation of over 13,000 square feet of public space at the Marina del Rey Marriott.

For 2015, we anticipate completing several large-scale redevelopment projects which entail the closure of hotels and meeting spaces. We expect that ROI projects, including acquisition capital expenditures, for 2015 will range from $270 million to $285 million.

•

Renewal and Replacement Capital Expenditures. We spent $125 million on renewal and replacement capital expenditures during the first quarter of 2015 compared to $76 million during the first quarter 2014. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Major renewal and replacement projects in process during the first quarter included rooms renovations at the Calgary Marriott Downtown, JW Marriott Washington, D.C., JW Marriott Houston, San Antonio Marriott Riverwalk, The Westin South Coast Plaza Costa Mesa and The Westin Chicago River North as well as lobby and meeting space renovations at the Grand Hyatt Washington, The Westin Seattle and Boston Marriott Copley Place. We expect that our investment in renewal and replacement expenditures in 2015 will total approximately $335 million to $355 million.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2015	2014	Change
Total revenues	$1,317	$1,309	0.6%
Operating costs and expenses:
Property-level costs (1)	1,149	1,144	0.4
Corporate and other expenses	24	34	(29.4)
Gain on insurance settlements	—	3	N/M
Operating profit	144	134	7.5
Interest expense	51	58	(12.1)
Gain on sale of assets	4	112	(96.4)
Benefit for income taxes	9	4	125.0

Host Inc.:
Net income attributable to non-controlling interests	$6	$6	—
Net income attributable to Host Inc.	98	179	(45.3)

Host L.P.:
Net income attributable to non-controlling interests	$5	$4	25.0
Net income attributable to Host L.P.	99	181	(45.3)
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

The comparisons of our hotel revenues and expenses are affected by the results of the hotels acquired and sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”). Our operations for the first quarter of 2015 were affected by the sale of one hotel in the first quarter of 2015 and five hotels during 2014, which operations prior to sale are included in continuing operations for prior periods, as well as the acquisition or new development of four hotels: the YVE Hotel Miami acquired in August 2014, the Axiom Hotel acquired in January 2014, and the ibis and Novotel Rio de Janeiro Parque Olimpico hotels, which opened in the fourth quarter of 2014. Additionally, on January 1, 2015, our operators adopted the 11th edition of the Uniform System of Accounts for the Lodging Industry (“USALI”), which reclassifies certain revenue and expense items. The 2014 results were not restated for the changes and therefore impact our comparative operating results. Please see “-Comparable Hotel Operating Results” for further discussion.

Hotel Sales Overview

The following table presents total revenues (in millions, except percentages) and includes both comparable and non-comparable hotels:

	Quarter ended March 31,
	2015	2014	Change
Revenues:
Rooms	$818	$808	1.2%
Food and beverage	403	405	(0.5)
Other	96	96	—
Total revenues	$1,317	$1,309	0.6

Rooms. The improvement in rooms revenues reflects the overall improvement in comparable RevPAR, partially offset by the effect of our Recent Acquisitions and Dispositions.  For the first quarter, comparable hotel RevPAR on a constant US$ basis increased 3.8%, driven by average rate improvement of 4.8%. The increase in rooms revenues was offset partially by a net decrease of $13 million for the quarter due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. The decline in food and beverage (“F&B”) revenues for the quarter was due to the effect of our Recent Acquisitions and Dispositions, which had a net negative effect of $8 million for the quarter. Additionally, F&B revenues include a decrease of $5 million for the first quarter at our non-comparable properties that are under renovation. On a comparable hotel basis, F&B revenues increased $13 million, or 3.2%, for the quarter, with a 3.3% growth in banquet revenue and a 2.9% growth in outlet revenue.  The growth in comparable F&B revenues includes the impact of certain reclassifications as a result of the adoption of USALI. We estimate the USALI effect increased comparable F&B revenues by approximately 300 basis points.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2015	2014	Change
Expenses:
Rooms	$220	$226	(2.7)%
Food and beverage	283	284	(0.4)
Other departmental and support expenses	321	315	1.9
Management fees	52	50	4.0
Other property-level expenses	98	97	1.0
Depreciation and amortization	175	172	1.7
Total property-level operating expenses	$1,149	$1,144	0.4

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 56% of the operating expenses at our hotels (which exclude depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses decreased $6 million for the first quarter, reflecting a slight decrease of 0.8% at our comparable hotels for the first quarter. Cost per occupied room for the quarter was flat compared to 2014 due to an improvement in hourly productivity offset by a slight increase in controllable expenses and wages and benefits. In addition, rooms expense was also affected by a net decrease of $3 million for the quarter due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. Continued improvements in F&B hourly productivity at our comparable hotels led to a decline in F&B costs as a percentage of revenues, compared to 2014. Comparable F&B expenses increased $7 million to $277 million for the quarter. In addition, the change in F&B expenses for the quarter was affected by a decrease of $5 million due to the results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $6 million for the first quarter, primarily due to increased credit card fees, wages and benefits, sales and marketing costs and information system expenses. The increases in other departmental and support expenses were offset partially by a net decrease of $6 million for the quarter due to the results of our Recent Acquisitions and Dispositions.

Management fees.  For the first quarter 2015, base management fees, which generally are calculated as a percentage of total revenues, decreased $1 million to $41 million. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased 2.9% to $13 million as 61 of our properties earned incentive management fees for the first quarter of 2015.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Quarter ended March 31,
	2015	2014
General and administrative cost	$25	$23
Non-cash stock-based compensation expense	5	4
Litigation (recoveries) accruals and acquisition costs, net	(6)	7
Total corporate and other expenses	$24	$34

Interest expense. Interest expense decreased $7 million for the first quarter compared to the corresponding 2014 period, primarily due to the repayment or refinancing of debt in the first quarter of 2014, which lowered our overall debt balance, and a decrease of $3 million in debt extinguishment costs for the first quarter. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2015	2014
Cash interest expense(1)	$45	$49
Non-cash interest expense	6	6
Non-cash debt extinguishment costs	—	1
Cash debt extinguishment costs(1)	—	2
Total interest expense	$51	$58
___________
(1)	Including the change in accrued interest, total cash interest expense paid was $44 million and $50 million for the first quarter of 2015 and 2014, respectively.

Gain (loss) on sale of assets.  During the first quarter of 2015, we recognized a $3 million gain on the sale of the Delta Meadowvale Hotel & Conference Centre. During the first quarter of 2014, we recognized a $112 million gain on the sale of an 89% interest in the Philadelphia Marriott Downtown.

Equity in earnings (losses) of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV. The improvement in equity in earnings in the first quarter 2015 primarily results from sales of timeshares at our Maui timeshare joint venture and an improvement in operations combined with a decrease in interest expense at our Euro JV.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax benefit recorded in the first quarter 2015 primarily reflects that rent expense for the quarter paid to Host L.P. exceeded the operating profit at the hotels.

Comparable Hotel Sales Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of March 31, 2015, 106 of our 113 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of March 31, 2015 and 2014, respectively:

Comparable Hotels by Market in Constant US$

	As of March 31, 2015		Quarter ended March 31, 2015			Quarter ended March 31, 2014
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	5	3,432	$189.44	67.0%	$126.98	$172.94	60.9%	$105.36	20.5%
New York	9	7,224	241.96	75.1	181.60	246.13	77.6	190.89	(4.9)
Washington, D.C.	12	6,016	205.24	66.2	135.95	205.70	69.6	143.14	(5.0)
Atlanta	6	2,280	183.47	74.4	136.50	171.62	74.8	128.36	6.3
Florida	8	4,965	288.09	83.1	239.33	269.40	82.6	222.60	7.5
Chicago	7	2,857	150.72	57.8	87.17	142.64	59.6	85.01	2.5
Denver	3	1,363	154.94	60.4	93.53	145.62	62.0	90.33	3.5
Houston	3	1,141	219.29	68.8	150.77	227.30	73.5	166.99	(9.7)
Phoenix	4	1,522	283.87	81.7	232.00	245.17	82.6	202.58	14.5
Seattle	3	1,774	166.85	72.2	120.47	163.37	72.1	117.75	2.3
San Francisco	5	3,701	237.18	81.1	192.46	214.98	77.6	166.78	15.4
Los Angeles	8	3,228	186.54	80.5	150.25	171.01	81.2	138.80	8.3
San Diego	4	3,331	199.26	81.7	162.84	186.57	80.9	150.98	7.9
Hawaii	3	1,682	351.79	90.2	317.19	343.83	87.6	301.12	5.3
Other	12	7,650	176.39	68.8	121.33	170.89	70.3	120.17	1.0
Domestic	92	52,166	218.18	73.6	160.67	208.73	74.1	154.65	3.9

Asia-Pacific	8	1,544	$152.74	86.7%	$132.41	$139.93	85.2%	$119.17	11.1%
Canada	2	845	169.51	49.2	83.48	168.00	63.5	106.67	(21.7)
Latin America	4	1,075	247.16	61.7	152.43	214.66	69.1	148.25	2.8
International	14	3,464	181.32	69.9	126.72	166.94	74.9	125.11	1.3
All Markets - Constant US$	106	55,630	215.98	73.4	158.55	206.09	74.1	152.80	3.8

Comparable Hotels in Nominal US$
	As of March 31, 2015		Quarter ended March 31, 2015			Quarter ended March 31, 2014
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	8	1,544	$152.74	86.7%	$132.41	$157.66	85.2%	$134.27	(1.4)%
Canada	2	845	169.51	49.2	83.48	189.04	63.5	120.03	(30.4)
Latin America	4	1,075	247.16	61.7	152.43	249.10	69.1	172.04	(11.4)
International	14	3,464	181.32	69.9	126.72	190.11	74.9	142.47	(11.1)
Domestic	92	52,166	218.18	73.6	160.67	208.73	74.1	154.65	3.9
All Markets - Nominal US$	106	55,630	215.98	73.4	158.55	207.55	74.1	153.89	3.0

RevPAR improvements were led by our properties in our west coast markets. Our San Francisco market had another strong quarter, as solid group business and sturdy transient demand led to double digit RevPAR growth for all of the properties in the region.  Our Phoenix properties also had a strong quarter, benefiting from strong group and transient demand as well as the Super Bowl. In addition, Los Angeles and San Diego had significant RevPAR growth for the quarter. The Los Angeles RevPAR growth was driven by a 9.1% improvement in rate, the result of strong transient demand in higher-rated segments. Strong group demand at our San Diego hotels allowed our operators to drive both group and transient rates during the quarter. At our Hawaiian properties, average occupancy exceeded 90% for the first quarter of 2015, as lower air ticket prices and strong group performance led to solid RevPAR growth. Our Seattle properties underperformed our portfolio as strong group and city-wide demand was partially offset by renovation disruption at The Westin Seattle.

With the exception of Boston, where improvement in group demand in 2015 and less disruption as a result of the completion of significant renovations in 2014 led to 20.5% RevPAR growth, our east coast markets, in particular New York and Washington, D.C., considerably underperformed the overall portfolio. Several factors led to the overall RevPAR decline in New York including difficult comparisons due to the 2014 Super Bowl, a reduction in city-wide events, increased supply and a series of winter storms. This all led to uncertain demand conditions and overall pricing weakness. In Washington, D.C., weak group demand coupled with renovations at the Grand Hyatt Washington, Key Bridge Marriott and the JW Marriott Washington, D.C. led to the overall RevPAR decline.

Our Florida market had a strong quarter as leisure demand, particularly at our Ritz-Carlton properties, led to strong rate growth for the region. Similarly, our Atlanta properties benefited from strong transient demand. In our Chicago market, rate growth for both transient and group business offset the disruptions due to rooms renovations at The Westin Chicago River North, Chicago Marriott Suites Downers Grove and Embassy Suites Chicago-Downtown/Lakefront, leading to a slight improvement for the quarter. A combination of renovation disruption and overall weakness in the Houston market due to the decline in the energy sector led to a decline in RevPAR of 9.7% at our properties.

Internationally, our Asia-Pacific properties experienced strong growth in RevPAR of 11.1%, on a constant US$ basis, primarily due to leisure demand from the Cricket World Cup matches in New Zealand and Australia. However, our Canadian properties were affected negatively by falling oil prices and renovations, resulting in a decrease in RevPAR of 21.7%. RevPAR at our Latin American properties increased by 2.8%, due to an increase in average rate of 15.1%, offset by a decrease in occupancy of 7.4 percentage points.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 31, 2015 and 2014, respectively:

Comparable Hotels by Type in Nominal US$

	As of March 31, 2015		Quarter ended March 31, 2015			Quarter ended March 31, 2014
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	56	33,399	$211.49	72.3%	$152.80	$207.60	73.4%	$152.45	0.2%
Suburban	27	9,433	183.77	68.7	126.31	168.83	68.1	114.95	9.9
Resort	13	8,024	299.45	82.6	247.31	284.51	81.3	231.37	6.9
Airport	10	4,774	150.41	75.3	113.28	140.06	79.0	110.63	2.4
All Types	106	55,630	215.98	73.4	158.55	207.55	74.1	153.89	3.0

Our suburban properties led the portfolio for the quarter driven by strong rate growth of 8.9% specifically in the Phoenix area due to the Super Bowl. Strong transient rates, particularly at our Florida properties, led to a 6.9% improvement in RevPAR at our resort properties. The RevPAR improvement at our airport properties was due to an increase in rates of 7.4% driven by our properties in San Francisco and Philadelphia, offset by a decrease in occupancy of 3.7 percentage points due to renovation at the Newark Airport Marriott and continued reduction in airline crews as hotels reduce these contracts. Our urban properties experienced slight RevPAR growth of 0.2%, as the majority of our renovation disruption was at our downtown hotels and improvements in several of our west coast markets were offset by the declines in New York and Washington, D.C.

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 106 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

Overall, group revenues improved 4.0% for the quarter, consisting of a 3.0% average rate increase coupled with 1.0% growth in group room nights sold, despite current year renovation activity and difficult prior year comparisons. Association business was the strongest performing group segment with room night growth of 8.7% which, when coupled with an increase in rate of 2.6%, led to an overall increase in association group revenues of 11.5%. Corporate business experienced strong rate growth of 3.9%, while corporate demand remained almost flat for the quarter.

Transient revenues increased 2.6% due to an increase in average daily rate of 4.7% for the quarter. Total transient room nights declined 2.0%, due in part to the accelerated renovation activity and increased group business. Retail business was the strongest performing transient segment with room night growth of 2.0% and an increase in rate of 2.2%, which led to an overall increase in retail business revenues of 4.3%.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility. We believe this strategy will result in a lower overall cost of capital, allow us to complete opportunistic investments and acquisitions at all times in the lodging cycle, and will position us to manage potential declines in operations caused by the inherent volatility in the lodging industry. As operations have improved in the past several years, we have successfully executed on our strategy to decrease our leverage as measured by our net debt-to-EBITDA ratio and reduce our debt service obligations, leading to an increase in our interest coverage ratio. These improvements were due to stronger operations but also were accomplished through acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and the repayment and refinancing of senior notes and mortgage debt in order to extend maturity dates and obtain lower interest rates.

We intend to use available cash predominantly for acquisitions or other investments in our portfolio to the extent that we are able to find suitable investment opportunities that meet our return requirements. If we are unable to find appropriate investment opportunities and, assuming operations continue to improve, we may, over time, consider other uses of any available cash, such as a return of capital through dividends or common stock repurchases.  As such, in April 2015, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of common stock, though there is no obligation to repurchase any specific number of shares.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, 95% of our hotels (as measured by revenues) are unencumbered by mortgage debt. We have access to multiple types of financing, as approximately 90% of our debt consists of senior notes, exchangeable debentures, and borrowings under our credit facility, none of which are collateralized by specific hotel properties. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On April 15, 2015, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $151 million.

Capital Resources. As of March 31, 2015, we had $485 million of cash and cash equivalents and $815 million available under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2015, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt other than in accordance with its terms, of which the entire amount remains available under this authority. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. In addition, as noted above, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent we do not identify appropriate investments, we may elect in the future to use available cash for other uses, including share repurchases. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for the first quarter of 2015 was2 $173 million compared to $171 million in the first quarter of 2014.

Cash Used in Investing Activities. Cash used in investing activities primarily consists of capital expenditures on our existing portfolio, the acquisition of property, and investments in our joint ventures, which totaled $200 million and $177 million during the first quarter of 2015 and 2014, respectively. Cash used for renewal and replacement capital expenditures for the first quarter of 2015 and 2014 was $125 million and $76 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $45 million and $14 million, respectively. Cash provided by investing activities was $33 million from the sale of one hotel in the first quarter of 2015 compared to $311 million from the sale of two hotels and return of investment in the first quarter of 2014.

Cash Used in Financing Activities. In the first quarter of 2015, net cash used in financing activities was $198 million, compared to $775 million in the first quarter of 2014. Cash used in financing activities, primarily for the repayment of debt and dividends, decreased $577 million compared to the first quarter of 2014. There were no significant debt issuances or repayments during the first quarter of 2015.

Debt

As of March 31, 2015, our total debt was $4.0 billion, with an average interest rate of 4.8% and an average maturity of 5 years. Additionally, 79% of our debt has a fixed rate of interest and 103 of our hotels, representing 95% of our revenues, are unencumbered by mortgage debt.

Exchangeable Senior Debentures. As of March 31, 2015, we have $400 million of 2½% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain subsequent dates. Holders also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is in excess of 130% of the exchange price per share ($12.85) for at least 20 of the last 30 consecutive trading days of the calendar quarter, or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or a portion, of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange their debentures for common stock at the exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash, or a combination thereof, at our option. The 2009 Debentures currently are exchangeable by holders and each $1,000 Debenture would be exchanged for 77.8265 Host Inc. common shares (for an equivalent price of $12.85 per share), for a total of 31.1 million shares.

We separately account for the liability and equity components of the 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date, which is the expected life thereof. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, was $316 million and $82 million, respectively. As of March 31, 2015, the debt carrying value and unamortized discount were $390 million and $10 million, respectively.

Interest expense recorded for our debentures for the periods presented consists of the following (in millions):

	Quarter ended March 31,
	2015	2014
Contractual interest expense (cash)	$3	$3
Non-cash interest expense due to discount amortization	4	4
Total interest expense	$7	$7

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests contained in the credit facility as of March 31, 2015:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.7	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.5	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	8.6	x	Minimum ratio of 1.75x

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Series D Senior Notes

We are in compliance with all of the financial covenants applicable to our Series D senior notes. The following table summarizes the results of the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of March 31, 2015:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	492%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.5	x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series other than the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of March 31, 2015 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	500%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	7.5	x	Minimum ratio of 2.0x

*

Because of differences in the calculation methodology between our Series D senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 31, 2015, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on April 15, 2015 to stockholders of record on March 31, 2015. The first quarter dividend represents Host Inc.’s intended regular quarterly dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other uses, such as common stock repurchases or increased dividends, which could be in excess of taxable income.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. At March 31, 2015, we own a 32.1% interest in Euro JV Fund I (10 hotels, 3,161 rooms) and a 33.4% interest in Euro JV Fund II (9 hotels, 3,310 rooms). Hotel investments by the Euro JV total approximately €1.8 billion, with €1.0 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. Our investment, total partners’ funding, and debt outstanding as of March 31, 2015 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment	Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)		(in millions)	(in millions)
Euro JV Fund I	€158	€647	94%	€492	€158
Euro JV Fund II	121	364	81%	490	164
	€279	€1,011		€982	€322

The following table sets forth operating statistics for the 18 comparable Euro JV hotels as of March 31, 2015 and 2014:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended March 31,
	2015	2014	Change
Average room rate	€169.56	€165.73	2.3%
Average occupancy	68.4%	67.2%	120	bps
RevPAR	€115.96	€111.34	4.2%
___________
(1)

The presentation above includes the operating performance for the 18 comparable properties consisting of 6,077 rooms. This table excludes one hotel that was acquired in 2014 as the joint venture did not own the hotel for the entirety of the periods presented. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR on a constant euro basis increased approximately 4.2% for the first quarter 2015. The comparable RevPAR results were driven by strength in transient business, leading to occupancy increases of 1.2 percentage points for the quarter and rate growth of 2.3%. The increase in comparable hotel RevPAR was partially offset by a decrease of 0.8% in food and beverage revenues, which resulted in a total revenue increase of 2.7% at the Euro JV’s comparable properties on a constant euro basis.

In February 2015, the Euro JV distributed €10 million to its partners, of which Host’s share was €3 million ($4 million).

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015. Upon adoption of the standard we will reclassify deferred financing costs, net from total assets to be shown net of debt in the liabilities section of our balance sheet. Adoption of this standard will only affect the presentation of our balance sheet.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

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

Because these statistics and operating results relate to our hotel properties, they exclude results for our non-hotel properties and other real estate investments. We define our comparable hotels as properties:

(i)	that are owned or leased by us and the operations of which are included in our consolidated results for the entirety of the reporting periods being compared; and
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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the YVE Hotel Miami in August 2014. The hotel will not be included in our comparable hotel set until January 1, 2016. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 113 hotels that we owned on March 31, 2015, 106 have been classified as comparable hotels. The operating results of the following hotels that we owned or leased as of March 31, 2015 are excluded from comparable hotel results for these periods:

•	Novotel Rio de Janeiro Parque Olimpico and ibis Rio de Janeiro Parque Olimpico (opened in the fourth quarter of 2014);
•	YVE Hotel Miami (acquired as the b2 miami downtown hotel in August 2014);
•	Axiom Hotel (acquired as the Powell Hotel in January 2014);
•

Four Seasons Philadelphia, removed in the first quarter of 2015 (business interruption due to rebranding, including a reduction in available rooms, partial closure of the only food and beverage outlet and reduced staffing resulting in a reduction in certain rooms and other lodging services);

•

Houston Airport Marriott at George Bush Intercontinental, removed in the first quarter of 2015 (business interruption due to complete repositioning of the hotel, including guest room renovations and the closing of two restaurants to create a new food and beverage outlet and lobby experience); and

•	Marriott Marquis San Diego Marina, removed in the first quarter of 2015 (business interruption due to the demolition of the existing conference center and new exhibit hall).

The operating results of six hotels disposed of in 2015 and 2014 are not included in comparable hotel results for the periods presented herein.

CONSTANT US$, NOMINAL US$ AND CONSTANT EUROS

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for the prior year assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in the current year, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with the manner in which we would evaluate our domestic portfolio. However, the estimated effect of changes in foreign currency has been reflected in the actual and forecast results of net income, EBITDA, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations, consistent with our financial statement presentation.

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable to it. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our

Annual Report on Form 10-K for the year ended December 31, 2014, further explanations of the adjustment being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures, and the limitations on their use.

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

•

Litigation Gains and Losses – We exclude the effect of gains or losses associated with litigation recorded under GAAP that we consider outside the ordinary course of business, which is consistent with our definition of Adjusted FFO. We believe that including these items is not consistent with our ongoing operating performance.

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2015	2014
Net income	$104	$185
Interest expense	51	58
Depreciation and amortization	175	172
Income taxes	(9)	(4)
EBITDA (1)	321	411
Gain on dispositions (2)	(3)	(112)
Acquisition costs	—	1
Equity investment adjustments:
Equity in losses of affiliates	2	8
Pro rata Adjusted EBITDA of equity investments	10	8
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(9)	(8)
Adjusted EBITDA (1)	$321	$308
___________

(1)

Net income, EBITDA, Adjusted EBITDA, NAREIT FFO, and Adjusted FFO include a gain of $1 million for the quarter ended March 31, 2015 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of an 89% controlling interest in one hotel in 2014 and the sale of one hotel in each of 2014 and 2015.

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

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2015	2014
Net income (1)	$104	$185
Less: Net loss attributable to non-controlling interests	(6)	(6)
Net income attributable to Host Inc.	98	179
Adjustments:
Gain on dispositions, net of taxes (2)	(3)	(109)
Depreciation and amortization	174	171
Equity investment adjustments:
Equity in losses of affiliates	2	8
Pro rata FFO of equity investments	4	1
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(2)	(2)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(1)
NAREIT FFO (1)	271	247
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	2
Acquisition costs	—	1
Adjusted FFO (1)	$271	$250

For calculation on a per share basis:

Adjustments for dilutive securities (3):
Assuming conversion of Exchangeable Senior Debentures	$7	$7
Diluted NAREIT FFO	$278	$254
Diluted Adjusted FFO	$278	$257

Diluted weighted average shares outstanding-EPS	756.3	785.1
Assuming conversion of Exchangeable Senior Debentures	31.1	—
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	787.4	785.1
NAREIT FFO per diluted share	$.35	$.32
Adjusted FFO per diluted share	$.35	$.33
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
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

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses, EBITDA and EBITDA margin, on a comparable hotel, or “same store” basis as supplemental information for investors. For an explanation of which properties we consider to be “comparable hotels”, see “Comparable Hotel Operating Statistics” above.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein and a reconciliation of the differences between comparable hotel EBITDA, a non-GAAP financial measure, and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) comparable hotel revenues and (ii) our total revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) comparable hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, are provided in the footnotes to the reconciliation:

Comparable Hotel Results for Host Inc. and Host L.P. (1)

(in millions, except hotel statistics)

	Quarter ended March 31,
	2015	2014
Number of hotels	106	106
Number of rooms	55,630	55,630
Percent change in comparable hotel RevPAR - Constant US$	3.8%	—
Percent change in comparable hotel RevPAR - Nominal US$	3.0%	—
Operating profit margin (2)	10.9%	10.2%
Comparable hotel EBITDA margin (2)	25.6%	25.1%
Comparable hotel revenues
Room	$794	$771
Food and beverage (3)	399	386
Other	74	74
Comparable hotel revenues (4)	1,267	1,231
Comparable hotel expenses
Room	213	214
Food and beverage (5)	277	270
Other	33	38
Management fees, ground rent and other costs	420	400
Comparable hotel expenses (6)	943	922
Comparable hotel EBITDA	324	309
Non-comparable hotel results, net (7)	19	31
Depreciation and amortization	(175)	(172)
Interest expense	(51)	(58)
Benefit for income taxes	9	4
Gain on sale of property and corporate level income/expense	(22)	71
Net income	$104	$185
___________

(1)

As previously disclosed, the adoption of the 11th edition of the Uniform System of Accounts for the Lodging Industry (“USALI”) on January 1, 2015 will impact our comparative operating results. The impact of USALI in the first quarter reduced each of our comparable RevPAR growth and comparable hotel EBITDA margins by approximately 20 basis points, while increasing comparable food and beverage revenue growth by approximately 300 basis points. For the full year, the implementation is expected to lower our comparable RevPAR growth and comparable hotel EBITDA margin growth by approximately 20 basis points each, while comparable food and beverage revenue growth is expected to increase by an additional 300 basis points (primarily reflecting new reporting for service charges).

(2)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel EBITDA margins are calculated using amounts presented in the above table.

(3)

The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended March 31,
	2015	2014
Food and beverage sales per the consolidated statements of operations	$403	$405
Non-comparable hotel food and beverage sales	(16)	(30)
Food and beverage sales for the property for which we record rental income	12	11
Comparable food and beverage sales	$399	$386

(4)

The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended March 31,
	2015	2014
Revenues per the consolidated statements of operations	$1,317	$1,309
Non-comparable hotel revenues	(66)	(94)
Hotel revenues for the property for which we record rental income, net	16	16
Comparable hotel revenues	$1,267	$1,231

(5)

The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended March 31,
	2015	2014
Food and beverage expenses per the consolidated statements of operations	$283	$284
Non-comparable hotel food and beverage expenses	(13)	(20)
Food and beverage expenses for the property for which we record rental income	7	6
Comparable food and beverage expenses	$277	$270

(6)

The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended March 31,
	2015	2014
Operating costs and expenses per the consolidated statements of operations	$1,173	$1,175
Non-comparable hotel expenses	(47)	(63)
Hotel expenses for the property for which we record rental income	16	16
Depreciation and amortization	(175)	(172)
Corporate and other expenses	(24)	(34)
Comparable hotel expenses	$943	$922

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

Interest Rate Sensitivity

As of March 31, 2015 and December 31, 2014, 79% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 7 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Chile, Mexico and New Zealand and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended March 31,
Range	Currency		in Dollars	Date Range	2015	2014
July 2011-May 2014		€100	$135	August 2015-May 2017	$14	$—
November 2014	C$	25	$22	November 2016	$1	$—

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended March 31,
Currency	US$	Foreign Currency		2015	2014
Canadian dollars (1)	$36	C$	46	$2	$1
Euros	$83		€77	$10	$—
___________

(1)	We have an additional $48 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 7 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2015 – January 31, 2015	14,475	*	$23.76	––	$––
February 1, 2015 – February 28, 2015	1,123,902	**	23.55	––	––
March 1, 2015 – March 31, 2015	1,729	***	20.15	––	––
Total	1,140,106		$23.55	––	$––

*

Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

**

Reflects (1) 688,111 shares of restricted stock forfeited for failure to meet vesting criteria and (2) 435,791 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

***

Reflects (1) 1,097 shares of restricted stock forfeited for failure to meet vesting criteria and (2) 632 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2015 – January 31, 2015	32,716	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	$––
February 1, 2015 – February 28, 2015	1,106,036	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2015 – March 31, 2015	15,955	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	1,154,707			––	$––

*

Reflects (1) 18,546 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 14,170 common OP units cancelled upon cancellation of 14,475 shares of Host Inc.’s common stock by Host Inc. (and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

**

Reflects (1) 5,783 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 1,100,253 common OP units cancelled upon cancellation of 1,123,902 shares of Host Inc.’s common stock by Host Inc. (either because of forfeiture for failure to meet vesting requirements or used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

***

Reflects (1) 14,263 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 1,692 common OP units cancelled upon cancellation of 1,729 shares of Host Inc.’s common stock by Host Inc. (either because of forfeiture for failure to meet vesting requirements or used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

May 1, 2015	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 1, 2015	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)