Form 10-Q
period 2015-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2015-07-31
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

As of July 30, 2015 there were 751,122,824 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(in millions, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$10,776	$10,575
Due from managers	135	70
Advances to and investments in affiliates	419	433
Deferred financing costs, net	31	35
Furniture, fixtures and equipment replacement fund	151	129
Other	264	281
Restricted cash	3	—
Cash and cash equivalents	262	684
Total assets	$12,041	$12,207

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $395 million and $386 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,894	$2,884
Credit facility, including the $500 million term loan	770	704
Mortgage debt	389	404
Total debt	4,053	3,992
Accounts payable and accrued expenses	230	298
Other	310	324
Total liabilities	4,593	4,614

Non-controlling interests - Host Hotels & Resorts, L.P.	186	225

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 749.9 million shares and 755.8 million shares issued and outstanding, respectively	7	8
Additional paid-in capital	8,396	8,476
Accumulated other comprehensive loss	(84)	(50)
Deficit	(1,089)	(1,098)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,230	7,336
Non-controlling interests—other consolidated partnerships	32	32
Total equity	7,262	7,368
Total liabilities, non-controlling interests and equity	$12,041	$12,207

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2015 and 2014

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
REVENUES
Rooms	$937	$921	$1,755	$1,729
Food and beverage	420	415	823	820
Other	92	95	188	191
Total revenues	1,449	1,431	2,766	2,740
EXPENSES
Rooms	233	234	453	460
Food and beverage	289	285	572	569
Other departmental and support expenses	330	320	651	635
Management fees	68	66	120	116
Other property-level expenses	99	98	197	195
Depreciation and amortization	180	174	355	346
Corporate and other expenses	23	29	47	63
Gain on insurance settlements	—	—	—	(3)
Total operating costs and expenses	1,222	1,206	2,395	2,381
OPERATING PROFIT	227	225	371	359
Interest income	1	1	2	2
Interest expense	(73)	(55)	(124)	(113)
Gain on sale of assets	53	—	57	111
Loss on foreign currency transactions and derivatives	(1)	(1)	(2)	(1)
Equity in earnings (losses) of affiliates	22	4	20	(3)
INCOME BEFORE INCOME TAXES	229	174	324	355
Provision for income taxes	(13)	(15)	(4)	(11)
NET INCOME	216	159	320	344
Less: Net income attributable to non-controlling interests	(4)	(4)	(10)	(10)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$212	$155	$310	$334
Basic earnings per common share	$.28	$.21	$.41	$.44
Diluted earnings per common share	$.28	$.21	$.41	$.44

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2015 and 2014

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
NET INCOME	$216	$159	$320	$344
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	3	4	(44)	11
Change in fair value of derivative instruments	—	1	15	1
Amounts reclassified from other comprehensive income (loss)	—	—	(5)	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	5	(34)	12
COMPREHENSIVE INCOME	219	164	286	356
Less: Comprehensive income attributable to non-controlling interests	(4)	(4)	(10)	(10)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$215	$160	$276	$346

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2015 and 2014

(unaudited, in millions)

	Year-to-date ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$320	$344
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	355	346
Amortization of finance costs, discounts and premiums, net	13	13
Non-cash loss on extinguishment of debt	6	2
Stock compensation expense	8	10
Deferred income taxes	(1)	(3)
Gain on sale of assets	(57)	(111)
Loss on foreign currency transactions and derivatives	2	1
Equity in (earnings) losses of affiliates	(20)	3
Change in due from managers	(60)	(76)
Distributions from equity investments	7	—
Changes in other assets	33	6
Changes in other liabilities	(44)	(10)
Cash provided by operating activities	562	525

INVESTING ACTIVITIES
Proceeds from sales of assets, net	174	274
Return of investment	—	42
Acquisitions	(402)	(73)
Advances to and investments in affiliates	(2)	(32)
Capital expenditures:
Renewals and replacements	(220)	(147)
Redevelopment and acquisition-related investments	(101)	(36)
New development	—	(5)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(12)	(11)
Change in restricted cash for investing activities	(3)	—
Cash provided by (used in) investing activities	(566)	12

FINANCING ACTIVITIES
Financing costs	(4)	(4)
Issuances of debt	499	—
Draws on credit facility	250	—
Repayment of credit facility	(170)	(225)
Repurchase/redemption of senior notes	(500)	(150)
Mortgage debt and other prepayments and scheduled maturities	—	(373)
Common stock repurchase	(131)	—
Dividends on common stock	(348)	(204)
Other financing activities	(6)	(4)
Cash used in financing activities	(410)	(960)
Effects of exchange rate changes on cash held	(8)	2
DECREASE IN CASH AND CASH EQUIVALENTS	(422)	(421)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$262	$440

See notes to condensed consolidated statements

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2015 and 2014

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended June 30,
	2015	2014
Interest paid - periodic interest expense	$88	$93
Interest paid - debt extinguishments	15	2
Total interest paid	$103	$95
Income taxes paid	$6	$14

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

(in millions)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$10,776	$10,575
Due from managers	135	70
Advances to and investments in affiliates	419	433
Deferred financing costs, net	31	35
Furniture, fixtures and equipment replacement fund	151	129
Other	264	281
Restricted cash	3	—
Cash and cash equivalents	262	684
Total assets	$12,041	$12,207

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $395 million and $386 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,894	$2,884
Credit facility, including the $500 million term loan	770	704
Mortgage debt	389	404
Total debt	4,053	3,992
Accounts payable and accrued expenses	230	298
Other	310	324
Total liabilities	4,593	4,614

Limited partnership interests of third parties	186	225

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,313	7,385
Accumulated other comprehensive loss	(84)	(50)
Total Host Hotels & Resorts, L.P. capital	7,230	7,336
Non-controlling interests—consolidated partnerships	32	32
Total capital	7,262	7,368
Total liabilities, limited partnership interest of third parties and capital	$12,041	$12,207

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2015 and 2014

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
REVENUES
Rooms	$937	$921	$1,755	$1,729
Food and beverage	420	415	823	820
Other	92	95	188	191
Total revenues	1,449	1,431	2,766	2,740
EXPENSES
Rooms	233	234	453	460
Food and beverage	289	285	572	569
Other departmental and support expenses	330	320	651	635
Management fees	68	66	120	116
Other property-level expenses	99	98	197	195
Depreciation and amortization	180	174	355	346
Corporate and other expenses	23	29	47	63
Gain on insurance settlements	—	—	—	(3)
Total operating costs and expenses	1,222	1,206	2,395	2,381
OPERATING PROFIT	227	225	371	359
Interest income	1	1	2	2
Interest expense	(73)	(55)	(124)	(113)
Gain on sale of assets	53	—	57	111
Loss on foreign currency transactions and derivatives	(1)	(1)	(2)	(1)
Equity in earnings (losses) of affiliates	22	4	20	(3)
INCOME BEFORE INCOME TAXES	229	174	324	355
Provision for income taxes	(13)	(15)	(4)	(11)
NET INCOME	216	159	320	344
Less: Net income attributable to non-controlling interests	(1)	(2)	(6)	(5)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$215	$157	$314	$339
Basic earnings per common unit	$.29	$.21	$.42	$.45
Diluted earnings per common unit	$.29	$.21	$.42	$.45

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2015 and 2014

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
NET INCOME	$216	$159	$320	$344
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	3	4	(44)	11
Change in fair value of derivative instruments	—	1	15	1
Amounts reclassified from other comprehensive income (loss)	—	—	(5)	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	5	(34)	12
COMPREHENSIVE INCOME	219	164	286	356
Less: Comprehensive income attributable to non-controlling interests	(1)	(2)	(6)	(5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$218	$162	$280	$351

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2015 and 2014

(unaudited, in millions)

	Year-to-date ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$320	$344
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	355	346
Amortization of finance costs, discounts and premiums, net	13	13
Non-cash loss on extinguishment of debt	6	2
Stock compensation expense	8	10
Deferred income taxes	(1)	(3)
Gain on sale of assets	(57)	(111)
Loss on foreign currency transactions and derivatives	2	1
Equity in (earnings) losses of affiliates	(20)	3
Change in due from managers	(60)	(76)
Distributions from equity investments	7	—
Changes in other assets	33	6
Changes in other liabilities	(44)	(10)
Cash provided by operating activities	562	525

INVESTING ACTIVITIES
Proceeds from sales of assets, net	174	274
Return of investment	—	42
Acquisitions	(402)	(73)
Advances to and investments in affiliates	(2)	(32)
Capital expenditures:
Renewals and replacements	(220)	(147)
Redevelopment and acquisition-related investments	(101)	(36)
New development	—	(5)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(12)	(11)
Change in restricted cash for investing activities	(3)	—
Cash provided by (used in) investing activities	(566)	12

FINANCING ACTIVITIES
Financing costs	(4)	(4)
Issuances of debt	499	—
Draws on credit facility	250	—
Repayment of credit facility	(170)	(225)
Repurchase/redemption of senior notes	(500)	(150)
Mortgage debt and other prepayments and scheduled maturities	—	(373)
Repurchase of common OP units	(131)	—
Distributions on common OP units	(352)	(207)
Other financing activities	(2)	(1)
Cash used in financing activities	(410)	(960)
Effects of exchange rate changes on cash held	(8)	2
DECREASE IN CASH AND CASH EQUIVALENTS	(422)	(421)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$262	$440

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2015 and 2014

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended June 30,
	2015	2014
Interest paid - periodic interest expense	$88	$93
Interest paid - debt extinguishments	15	2
Total interest paid	$103	$95
Income taxes paid	$6	$14

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2015, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of June 30, 2015, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	95
Australia	1
Brazil	3
Canada	2
Chile	2
Mexico	1
New Zealand	7
Total	111

International Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (9 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (9 hotels).

As of June 30, 2015, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	3
France	4
Germany	2
Italy	3
Poland	1
Spain	2
Sweden	1
The Netherlands	1
United Kingdom	1
Total	18

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

In our opinion, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2015, and the results of our operations for the quarter and year-to-date periods ended June 30, 2015 and 2014, respectively, and cash flows for the year-to-date periods ended June 30, 2015 and 2014, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015. Upon adoption of the standard we will reclassify deferred financing costs, net, from total assets to net of debt in the liabilities section of our balance sheet. Adoption of this standard will affect only the presentation of our balance sheet.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We currently are evaluating the effect of the ASU on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2017. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

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

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Net income	$216	$159	$320	$344
Less: Net income attributable to non-controlling interests	(4)	(4)	(10)	(10)
Net income attributable to Host Inc.	212	155	310	334
Assuming conversion of exchangeable senior debentures	7	—	—	—
Diluted income attributable to Host Inc.	$219	$155	$310	$334

Basic weighted average shares outstanding	753.9	755.4	755.0	755.1
Assuming weighted average shares for conversion of exchangeable senior debentures	31.2	—	—	—
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.4	0.5	0.4	0.5
Diluted weighted average shares outstanding (1)	785.5	755.9	755.4	755.6

Basic earnings per common share	$.28	$.21	$.41	$.44
Diluted earnings per common share	$.28	$.21	$.41	$.44
___________

(1)

There were approximately 31 million potentially dilutive shares for the year-to-date period ended June 30, 2015, and approximately 30 million potentially dilutive units for both the quarter and year-to-date periods ended June 30, 2014, related to our exchangeable senior debentures, which shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

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

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Net income	$216	$159	$320	$344
Less: Net income attributable to non-controlling interests	(1)	(2)	(6)	(5)
Net income attributable to Host L.P.	215	157	314	339
Assuming conversion of exchangeable senior debentures	7	—	—	—
Diluted income attributable to Host L.P.	$222	$157	$314	$339

Basic weighted average units outstanding	747.3	748.9	748.3	748.7
Assuming weighted average units for conversion of exchangeable senior debentures	30.5	—	—	—
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.3	0.6	0.4	0.5
Diluted weighted average units outstanding (1)	778.1	749.5	748.7	749.2

Basic earnings per common unit	$.29	$.21	$.42	$.45
Diluted earnings per common unit	$.29	$.21	$.42	$.45
___________

(1)

There were approximately 30 million potentially dilutive units for the year-to-date ended June 30, 2015, and approximately 30 million and 29 million potentially dilutive shares for the quarter and year-to-date periods ended June 30, 2014, respectively, related to our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2015	December 31, 2014
Land and land improvements	$2,047	$1,990
Buildings and leasehold improvements	13,665	13,336
Furniture and equipment	2,281	2,217
Construction in progress	165	209
	18,158	17,752
Less accumulated depreciation and amortization	(7,382)	(7,177)
	$10,776	$10,575

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Debt

Senior notes. On May 15, 2015, we issued $500 million of 4% Series E senior notes due June of 2025 for net proceeds of approximately $495 million. Interest on the Series E senior notes is payable semi-annually in arrears on June 15 and December 15, commencing June 15, 2015. In contemplation of this issuance, we entered into interest rate hedging transactions that reduced our effective interest rate on the 4% Series E senior notes to 3.93%. The net proceeds from the issuance of the Series E senior notes, along with cash on hand, were used on June 15, 2015 to redeem $500 million of 5 7/8% Series X senior notes due 2019 at an aggregate redemption price of $515 million.

Credit facility. During the quarter, we had net borrowings under the revolver portion of our credit facility of $80 million. As of June 30, 2015, we have $730 million of available capacity under the credit facility.

6.	Investment in Affiliates

On June 5, 2015 the Euro JV Fund I sold the Crowne Plaza Hotel Amsterdam City Centre for €106 million ($118 million), which includes the €3 million ($3 million) FF&E reserve, for a gain of approximately €36 million ($40 million). In connection with the sale, the Euro JV Fund I repaid the €44 million ($49 million) mortgage loan associated with the property. Subsequent to quarter end, on July 8, 2015, the European joint venture distributed proceeds of the sale to its Fund I partners, of which Host’s share was approximately €19 million ($21 million). Additionally, in July 2015, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2016.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2014	$7,336	$32	$7,368	$225
Net income	310	6	316	4
Issuance of common stock	12	—	12	—
Repurchase of common stock	(131)	—	(131)	—
Dividends declared on common stock	(301)	—	(301)	—
Distributions to non-controlling interests	—	(5)	(5)	(4)
Other changes in ownership	38	(1)	37	(39)
Other comprehensive loss	(34)	—	(34)	—
Balance, June 30, 2015	$7,230	$32	$7,262	$186

Capital of Host L.P.

As of June 30, 2015, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

				Limited
		Non-		Partnership
	Capital of	controlling	Total	Interests of
	Host L.P.	Interests	Capital	Third Parties
Balance, December 31, 2014	$7,336	$32	$7,368	$225
Net income	310	6	316	4
Issuance of common OP units	12	—	12	—
Repurchase of common OP units	(131)	—	(131)	—
Distributions declared on common OP units	(301)	—	(301)	(4)
Distributions to non-controlling interests	—	(5)	(5)	—
Other changes in ownership	38	(1)	37	(39)
Other comprehensive loss	(34)	—	(34)	—
Balance, June 30, 2015	$7,230	$32	$7,262	$186

Dividends/Distributions

On June 11, 2015, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on July 15, 2015 to stockholders of record as of June 30, 2015. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

Share Repurchase

Host Inc.’s Board of Directors has authorized a program to repurchase up to $500 million of common stock. The common stock may be purchased in the open market or through private transactions from time to time through December 31, 2016, dependent upon market conditions. The plan does not obligate us to repurchase any specific number of shares and may be suspended at any time at management’s discretion. As of June 30, 2015, the Company has repurchased 6.55 million shares at an average price of $20.07 for a total purchase price of approximately $131 million. The shares repurchased constitute authorized but unissued shares. We have $369 million of repurchase capacity remaining under the program.

8.	Dispositions

On June 23, 2015, we sold the Park Ridge Marriott and the Chicago Marriott O’Hare for approximately $89 million. Additionally, on June 3, 2015, we sold the Sheraton Needham for approximately $54 million. The following table provides summary results of operations for the four hotels sold in 2015 and the five hotels sold in 2014, which are included in continuing operations (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Revenues	$16	$45	$32	$89
Income before taxes	2	7	—	10
Gain on disposals	53	—	56	111

9.	Acquisitions

On June 8, 2015, we acquired The Phoenician, a 643-room Luxury Collection resort, in Scottsdale, Arizona for $400 million. In connection with the acquisition, we incurred $1 million of acquisition costs. Accounting for the acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed at their respective estimated fair values. The purchase price allocations are estimated based on currently available information; however, we

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

still are in the process of obtaining appraisals and finalizing the accounting for the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Property and equipment	$400
Other assets	1
Total assets	401
Other liabilities	(1)
Net assets acquired	$400

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisition completed during 2015 occurred on January 1, 2014, are as follows (in millions, except per share and per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Revenues	$1,478	$1,461	$2,838	$2,810
Income from continuing operations	226	163	345	361
Net income	226	163	345	361

Host Inc.:
Net income attributable to Host Inc.	$222	$159	$335	$351

Basic earnings per common share	$.29	$.21	$.44	$.46
Diluted earnings per common share	$.29	$.21	$.44	$.46

Host L.P.:
Net income attributable to Host L.P.	$225	$161	$339	$356

Basic earnings per common unit	$.30	$.21	$.45	$.48
Diluted earnings per common unit	$.30	$.21	$.45	$.48

The above pro forma results of operations exclude $1 million of acquisition costs for both the quarter and year-to-date periods ended June 30, 2015. The condensed consolidated statements of operations for both the quarter and year-to-date periods ended June 30, 2015 include approximately $5 million of revenues and $1 million of net loss for both the quarter and year-to-date periods ended June 30, 2015 related to our 2015 acquisition.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at June 30, 2015 and December 31, 2014, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$24	$—	$24	$—
Liabilities
Interest rate swap derivatives (1)	(2)	—	(2)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$13	$—	$13	$—
Liabilities
Interest rate swap derivatives (1)	(2)	—	(2)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties sold (2)	—	—	—	18
___________
(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2014.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of June 30, 2015.

During 2015, in contemplation of issuing the 4% Series E senior notes, we entered into three forward swaps and two treasury locks for total notional amounts of $150 million and $200 million, respectively. The purpose of the forward swaps and treasury locks was to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a 10-year period and the treasury locks hedged the risk of changes in the 10-year U.S. Treasury rate. Subsequent to the pricing date of the 4% Series E senior notes, we net settled the three forward swaps and two treasury locks for total proceeds of approximately $4 million. The gain on the forward swaps and treasury locks has been recorded to other comprehensive income and will be amortized over the 10-year life of the Series E senior notes, as a reduction to interest expense.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the second quarter and year-to-date 2015, there was no material change in the fair value of our interest rate swap derivatives designated as cash flow hedges. The following table summarizes our outstanding contracts (in millions):

	Total Notional		Maturity	Swapped	All-in-
Transaction Date	Amount		Date	Index	Rate
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%
___________
(1)	The swap was entered into in connection with the A$86 million ($66 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($71 million) mortgage loan on seven properties in New Zealand.

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

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended June 30,		Year-to-date ended June 30,
Range	Currency		in Dollars	Date Range	2015	2014	2015	2014
July 2011-May 2014		€100	$135	August 2015-May 2017	$(4)	$1	$10	$1
November 2014	C$	25	$22	November 2016	$—	$—	$1	$—

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended June 30,		Year-to-date ended June 30,
Currency	US$	Foreign Currency		2015	2014	2015	2014
Canadian dollars (1)	$37	C$	46	$(1)	$(1)	$1	$—
Euros	$86		€77	$(3)	$1	$7	$1
___________
(1)	We have drawn an additional $49 million on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,499	$2,608	$2,498	$2,668
Exchangeable Senior Debentures (Level 1)	395	621	386	739
Credit facility (Level 2)	770	770	704	704
Mortgage debt and other, excluding capital leases (Level 2)	388	396	403	413

11.	Geographic Information

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

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Revenues		Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
United States	$1,394	$1,358	$2,652	$2,601	$10,373	$10,111
Australia	8	10	17	19	95	102
Brazil	8	12	15	19	69	82
Canada	15	24	29	44	66	82
Chile	6	8	13	16	42	44
Mexico	7	7	14	14	22	26
New Zealand	11	12	26	27	109	128
Total	$1,449	$1,431	$2,766	$2,740	$10,776	$10,575

12.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate six majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $32 million for both June 30, 2015 and December 31, 2014. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At June 30, 2015 and December 31, 2014, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $94 million and $85 million, respectively.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties was $1 million and $2 million for the quarters ended June 30, 2015 and 2014, respectively, and $6 million and $5 million for the year-to-date periods ended June 30, 2015 and 2014, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2015	December 31, 2014
OP units outstanding (millions)	9.2	9.3
Market price per Host Inc. common share	$19.83	$23.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$186	$225
Historical cost (millions)	92	94
Book value (millions) (1)	186	225
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to the non-controlling interests of Host L.P. for the quarter and year-to- date periods ended June 30, 2015 was $3 million and $4 million, respectively. The income attributable to the non-controlling interests of Host L.P. for the quarter and year-to-date periods ended June 30, 2014 was $2 million and $5 million, respectively.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $4 million as of June 30, 2015 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings will not exceed $10 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

the impact of geopolitical developments outside the U.S., such as the pace of the economic recovery in Europe, the slowing of growth in emerging markets such as China and Brazil, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including with respect to our foreign hotel properties;

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

•

the ability of Host Inc. and each of the REITs acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes, Host L.P.’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and

•

risks associated with our ability to execute our dividend policy, including factors such as investment activity, operating results and the economic outlook, any or all of which may influence the decision of our board of directors as to whether to pay future dividends at levels previously disclosed or to use available cash to make special dividends.

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2015	2014	Change		2015	2014	Change
Total revenues	$1,449	$1,431	1.3%		$2,766	$2,740	0.9%
Net income	216	159	35.8%		320	344	(7.0)%
Operating profit	227	225	0.9%		371	359	3.3%
Operating profit margin under GAAP	15.7%	15.7%	—		13.4%	13.1%	30	bps
Adjusted EBITDA (1)	$422	$411	2.7%		$743	$719	3.3%

Diluted earnings per share	$.28	$.21	33.3%		$.41	$.44	(6.8)%
NAREIT FFO per diluted share (1)	.43	.43	—		.78	.75	4.0%
Adjusted FFO per diluted share (1)	.46	.43	7.0%		.81	.76	6.6%

Comparable Hotel Data:
	2015 Comparable Hotels (2)
	Quarter ended June 30,				Year-to-date ended June 30,
	2015	2014	Change		2015	2014	Change
Comparable hotel revenues (1)	$1,379	$1,326	4.0%		$2,627	$2,536	3.6%
Comparable hotel EBITDA (1)	413	394	4.8%		735	700	5.1%
Comparable hotel EBITDA margin (1)	29.95%	29.7%	25	bps	28.0%	27.6%	40	bps
Change in comparable hotel RevPAR - Constant US$	4.8%				4.4%
Change in comparable hotel RevPAR - Nominal US$	3.9%				3.6%
Change in comparable domestic RevPAR	5.3%				4.7%
Change in comparable international RevPAR - Constant US$	(5.9)%				(1.3)%
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

(2)	Comparable hotel operating statistics for 2015 and 2014 are based on 101 hotels as of June 30, 2015.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis improved 4.8% for the second quarter, driven by rate growth of 4.5%, and a slight increase in occupancy of 0.2 percentage points. Year-to-date, comparable RevPAR on a constant US$ basis improved 4.4%, as rate growth of 4.7% was partially offset by a slight decrease in occupancy. During the first half of 2015, operating results were significantly affected by disruption related to the renovation of guest rooms and public spaces, although the disruption effect was less significant in the second quarter. Comparable RevPAR at our domestic properties improved 5.3% for the quarter and 4.7% year-to-date, led by our west coast markets with double digit RevPAR increases in the San Diego, Seattle, San Francisco and Hawaii markets. Our New York and Houston markets underperformed the portfolio, primarily due to increased supply and the downturn in the oil industry, respectively. RevPAR increased 6.8% for the quarter at our Washington D.C. hotels, despite on-going renovations at three of the properties.

On a constant US$ basis, RevPAR at our international properties decreased 5.9% for the second quarter and 1.3% year-to-date. The decline was due to difficult comparisons for our JW Marriott Hotel Rio de Janeiro, as Brazil hosted the FIFA World Cup during the second and third quarters of 2014, as well as renovation disruption during 2015 at the Calgary Marriott Downtown. Additionally, the continued strength in the U.S. Dollar continued to hamper results, as RevPAR at our international properties decreased 21.9% on a nominal dollar basis for the second quarter.

Rooms

Our comparable room revenue increased 4.0% for the quarter, reflecting a 4.8% increase in comparable RevPAR on a constant US$ basis, partially offset by currency translation effects for our international properties. At the same time, comparable rooms expenses increased only 0.9% for the quarter as the improvements in RevPAR were rate driven, as opposed to occupancy driven, which limits the growth in departmental costs, particularly wages and benefits, and improves overall profitability. For the year-to-date, our comparable rooms revenue increased 3.7%, while comparable rooms expenses were flat compared to 2014.

Total revenues

For the second quarter and year-to-date, total revenues increased 1.3% and 0.9%, respectively, reflecting revenue growth of 4.0% and 3.6%, respectively, at our comparable properties, partially offset by the operating results at our non-comparable hotels and recent dispositions. Our non-comparable properties that are currently under-going major renovations are estimated to have decreased revenues by approximately $13 million and $21 million for the quarter and year-to-date, respectively. Additionally, the net effect of our recent acquisition and disposition activity reduced total revenues by $20 million for the quarter and $41 million year-to-date.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) remained flat for the second quarter and increased 30 basis points year-to-date. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 25 basis points, to nearly 30%, for the second quarter and 40 basis points, to 28%, year-to-date, driven by the growth in average room rates and comparable food and beverage revenues, compared to slower growth in operating costs of 3.6% for the quarter and 3.1% year-to-date. Our EBITDA margins were negatively impacted by 20 basis points for the second quarter and year-to-date due to the previously disclosed adoption on January 1, 2015 of the 11th Edition of the Uniform System of Accounts for the Lodging Industry (“USALI”).

Net income

Net income for the quarter increased $57 million, due primarily to improvements in operations and gains from the sale of assets, partially offset by an increase in debt extinguishment costs. Year-to-date, net income decreased $24 million, due to a decrease in the gains on sale of assets and an increase in debt extinguishment costs. Adjusted EBITDA increased $11 million for the quarter and $24 million year-to-date, as improvements in operations were partially offset by acquisition and disposition activity, which on a net basis reduced Adjusted EBITDA by $9 million and $16 million, respectively, compared to the corresponding 2014 periods. The improvements in operations led to an increase of $0.03, or 7.0%, in Adjusted FFO per diluted share for the quarter and $0.05, or 6.6%, year-to-date.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

For the remainder of 2015, we expect continued strength in the U.S. lodging industry as overall growth in GDP, driven by employment, consumer confidence and business investment, is expected to continue to drive consistent demand growth. At the same time, we anticipate that supply growth will increase compared to recent years, but will remain below historical levels for the industry overall, although growth in individual markets may vary. As occupancies remain at peak levels, we expect that the majority of the 2015 RevPAR growth will be rate driven, which should lead to improvements in our operating margins and results. However, several near-term trends that negatively affected results in the first half of 2015 are expected to continue to hinder 2015 operating results, including the recent underperformance in the New York and Houston markets, which we believe will continue in the second half of the year. Additionally, the expected continued strength of the U.S. dollar could negatively impact growth in international demand. We anticipate that RevPAR growth in the second half of the year will exceed the first half performance, resulting in RevPAR growth for 2015 of 4.5% to 5.0% on a constant US$ basis.

We experienced a significant amount of disruption in the first half of 2015 due to renovations of guest rooms and public space for hotels that are included in our comparable operating results. First and second quarter projects represented approximately 65% of our projected renewal and replacement expenditures for the entire year and exceeded similar expenditures in the first half of 2014 by 50%. Separately, we have begun major redevelopment and repositioning projects at seven of our properties, including three hotels that were closed for redevelopment during the second quarter. While these properties have been excluded from our comparable hotel statistics, they still will affect negatively our growth in revenues, net income and Adjusted EBITDA. We expect to see meaningful growth as a result of these projects beginning in 2016.

While we believe that the lodging industry will continue to improve, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy, changes in travel patterns, and international economic and political instability.

Strategic Initiatives

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

Portfolio

Our portfolio includes multiple types of premium hotels, primarily located within a defined set of target markets that meet our investment criteria.  We look to acquire properties with strong demand generators that appeal to multiple customer segments, that have relatively high barriers to entry to limit supply, and where possible, concentrated within individual markets to create efficiencies and increase our knowledge of local market dynamics. Conversely, we will dispose of properties, primarily in secondary and tertiary markets where we believe the potential for growth is constrained, the level of capital expenditures would not generate a significant return on our investment, or where we are able opportunistically to take advantage of the pricing in the market.

Acquisitions. On June 8, 2015, we acquired The Phoenician, a 643-room Luxury Collection resort, in Scottsdale, Arizona for $400 million. Located in a premium resort market with multiple demand generators for both transient and group business the property features nine food and beverage outlets and approximately 83,500 square feet of indoor meeting space. The purchase also includes two adjacent parcels of land totaling over nine acres zoned for residential development. We plan to undertake a comprehensive renovation over the next several years that will strategically occur during the hotel’s seasonal, low-occupancy summer periods to minimize disruption. In connection with the acquisition, we entered into a long-term management agreement with Starwood to operate the hotel.

Dispositions. During the quarter, we sold the Park Ridge Marriott, Chicago Marriott O’Hare and the Sheraton Needham for approximately $143 million during the second quarter of 2015 and recorded a total gain of $53 million.  While profitable, these assets were located in secondary markets and have an average RevPAR approximately 40% below our overall portfolio.

Capital Investments

Value enhancement. We have continued to make significant progress on our strategic initiative to evaluate and opportunistically adjust the operator, brand and contract terms of each of our hotels. This may include new relationships with independent operators that may be an improved fit for smaller or unique properties.  We believe successful execution of these projects will create value for the company. These value enhancement initiatives include:

•

We completed an agreement in April to convert The Ritz-Carlton, Phoenix to an independent hotel to be operated by Destination Hotels. The property closed in July 2015 for extensive renovation work and will reopen as ‘The Camby Hotel’ in early 2016, as part of Marriott’s Autograph Collection.

•

We continued our progress on the rebranding of the Four Seasons Philadelphia to an independent luxury hotel to be operated by Sage Hospitality. The property was closed in June 2015 in order to expedite the renovation and will reopen by the end of the year as ‘The Logan’, part of the Curio – A Collection by Hilton.

•	During the second quarter, we reached an agreement to franchise the Sheraton Parsippany Hotel and have selected HEI Hotels & Resorts as the operator.

Capital Expenditures Projects. We continue to pursue opportunities to invest in our existing portfolio through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design, and replace aging equipment and systems with more efficient technology. Year-to-date, we have completed renovations of 5,300 guestrooms, over 225,000 square feet of meeting space and approximately 95,000 square feet of public space.

•

Redevelopment and Return on Investment and Acquisition Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We spent approximately $101 million for these projects during the first half of 2015, compared to $36 million during the first half of 2014. Projects completed during the second quarter include the transformation of the lobby at the Grand Hyatt Washington and the existing 11,000 square foot restaurant at the Manchester Grand Hyatt San Diego to create new food and beverage outlets with flexible catering space. Additionally, we added 14,000 square feet of meeting and public space at the Grand Hyatt Washington and renovated all 591 rooms at the Newark Liberty International Airport Marriott, which completed an extensive multi-year redevelopment project at the property.

For 2015, we anticipate completing several large-scale redevelopment projects which entail the closure of hotels and meeting spaces. Additionally, our strategic approach incorporates sustainable environmental practices designed to enhance the profitability and valuation of our assets, including the installation of various energy saving projects. Recent projects include the installation of an energy-efficient chiller plant at the Westin Los Angeles Airport, the steam to gas conversion at the New York Marriott Marquis and the planned installation of rooftop solar panels at the Hyatt Regency Maui Resort & Spa and The Fairmont Kea Lani, Maui for an expected total investment of approximately $15 million. We expect that ROI projects, including acquisition capital expenditures, for 2015 will range from $270 million to $285 million.

•

Renewal and Replacement Capital Expenditures. We spent $95 million and $220 million on renewal and replacement capital expenditures during the second quarter and year-to-date 2015, respectively, compared to $71 million and $147 million during the second quarter and year-to-date 2014, respectively. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Significant renewal and replacement projects completed during the second quarter included the disruptive major rooms renovations at the JW Marriott Washington D.C., San Antonio Marriott Riverwalk and Westin South Coast Plaza Costa Mesa, as well as the comprehensive lobby and room renovations at the Calgary Marriott Downtown Hotel and meeting space renovations at the Hyatt Regency Cambridge. We expect that our investment in renewal and replacement expenditures in 2015 will total approximately $335 million to $355 million.

Balance Sheet

We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility. As operations have improved in the past several years, we have successfully executed on our strategy to decrease our leverage as measured by our net debt-to-EBITDA ratio and reduce our debt service obligations, leading to an increase in our interest coverage ratio and an investment grade rating for Host L.P.’s senior notes. These improvements were due to stronger operations but also were accomplished through acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and the repayment and refinancing of senior notes and mortgage debt in order to extend maturity dates and obtain lower interest rates.  For further detail, including the results of our financial tests under our credit facility and senior notes indentures as of June 30, 2015, see “Liquidity and  Capital Resources” and “Debt”.

Stock Repurchase Program. As we have achieved our long term balance sheet objectives and expect to continue to generate cash from operations and sales of assets, Host Inc.’s Board of Directors announced a program to repurchase up to $500 million of common stock on April 30, 2015. The common stock may be purchased in the open market or through private transactions from time to time through December 31, 2016, depending upon market conditions. The level of purchases also will depend upon operating results, funds generated by sales activity, dividends that may be required by those sales and investment options that may be available, including reinvesting in our portfolio or acquiring new hotels, as well as maintaining our strong leverage position. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. As of June 30, 2015, the Company has repurchased 6.55 million shares at an average price of $20.07 for a total purchase price of $131 million. We have $369 million of repurchase capacity remaining under the program.

Debt transactions. During the quarter, we continued to take advantage of favorable market conditions and our investment grade rating to decrease our weighted average interest rate and extend our weighted average debt maturity. On May 15, 2015, we issued $500 million of 4% Series E senior notes due June of 2025 and received net proceeds of approximately $495 million, net of discount, underwriting fees, and expenses. In contemplation of this issuance, we entered into interest rate hedging transactions that reduced our effective interest rate on these notes to 3.93%. The net proceeds from the issuance of the Series E senior notes, along with cash on hand, were used on June 15, 2015 to redeem $500 million of 5 7/8% Series X senior notes due 2019, at an aggregate redemption price of $515 million.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2015	2014	Change	2015	2014	Change
Total revenues	$1,449	$1,431	1.3%	$2,766	$2,740	0.9%
Operating costs and expenses:
Property-level costs (1)	1,199	1,177	1.9	2,348	2,321	1.2
Corporate and other expenses	23	29	(20.7)	47	63	(25.4)
Gain on insurance settlements	—	—	N/M	—	3	N/M
Operating profit	227	225	0.9	371	359	3.3
Interest expense	73	55	32.7	124	113	9.7
Gain on sale of assets	53	—	N/M	57	111	(48.6)
Provision for income taxes	13	15	(13.3)	4	11	(63.6)
Income from continuing operations	216	159	35.8	320	344	(7.0)

Host Inc.:
Net income attributable to non- controlling interests	$4	$4	—	$10	$10	—
Net income attributable to Host Inc.	212	155	36.8	310	334	(7.2)

Host L.P.:
Net income attributable to non- controlling interests	$1	$2	(50)	$6	$5	20.0
Net income attributable to Host L.P.	215	157	36.9	314	339	(7.4)
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the second quarter and year-to-date 2015, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) had the largest impact on year-over-year comparisons. Our operations for the second quarter and year-to-date periods of 2015 were affected by the sale of four hotels in the first half of 2015 and five hotels during 2014, as well as the acquisition or new development of four hotels: The Phoenician acquired in June 2015, the YVE Hotel Miami acquired in August 2014 and the ibis and Novotel Rio de Janeiro Parque Olimpico hotels, which opened in the fourth quarter of 2014. The net effect of our Recent Acquisitions and Dispositions reduced total revenues by $20 million for the quarter and $41 million year-to-date, net income by $7 million for the quarter and $11 million year-to-date, and Adjusted EBITDA by $9 million for the quarter and $16 million year-to-date.

•

The results of our non-comparable properties that are under renovation decreased total revenues by $13 million for the quarter and $21 million year-to-date, while net income and Adjusted EBITDA have been negatively affected by $7 million and $11 million for the second quarter and year-to-date, respectively, when compared their 2014 results.

•

Our domestic hotel portfolio represents approximately 96% of our revenues and total assets. However, for international properties, we are exposed to currency exchange risks in the normal course of business. Due to the strengthening of the U.S. dollar, total revenues were negatively affected by approximately $9 million for the second quarter and $16 million year-to-date. Additionally, currency fluctuations decreased net income approximately $2 million for the second quarter and year-to-date and Adjusted EBITDA by $6 million for the second quarter and $10 million year-to-date.

•

As previously disclosed, on January 1, 2015, our operators adopted the 11th edition of the Uniform System of Accounts for the Lodging Industry (“USALI”), which reclassifies certain hotel-level revenue and expense items. The 2014 results were not restated for the changes and therefore impact our comparative operating results. We estimate the adoption of USALI decreased rooms revenue growth by 20 basis points for the second quarter and year to date, increased comparable F&B revenues growth by approximately 310 basis points and 300 basis points for the second quarter and year-to-date, respectively, and decreased other revenue growth by 30 basis points for the second quarter and 50 basis points year-to-date. The adoption of USALI did not impact net income, comparable hotel EBITDA, or Adjusted EBITDA. Please see “-Comparable Hotel Operating Results” for further discussion.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2015	2014	Change	2015	2014	Change
Revenues:
Rooms	$937	$921	1.7%	$1,755	$1,729	1.5%
Food and beverage	420	415	1.2	823	820	0.4
Other	92	95	(3.2)	188	191	(1.6)
Total revenues	$1,449	$1,431	1.3	$2,766	$2,740	0.9

Rooms. The improvement in rooms revenues reflects the overall improvement in comparable RevPAR, partially offset by the effect of our Recent Acquisitions and Dispositions. For the second quarter, comparable hotel RevPAR on a constant US$ basis increased 4.8%, driven by average rate improvement of 4.5%. For the year-to-date, comparable hotel RevPAR on a constant US$ basis increased 4.4%. The increases in rooms revenues was offset partially by a net decrease of $12 million and $24 million for the quarter and year-to-date periods, respectively, due to the results of our Recent Acquisitions and Dispositions.

Food and beverage. The increase in food and beverage (“F&B”) revenues for the quarter and year-to-date was due to a 4.9% and 4.1% improvement at our comparable hotels for the quarter and year-to-date, respectively, driven by improvements in banquet/audio visual revenues as well as improvements due to the implementation of USALI, partially offset by the effect of our Recent Acquisitions and Dispositions, which had a net negative effect of $7 million and $15 million for the quarter and year-to-date, respectively.

Other revenues. For both the second quarter and year-to-date 2015, other revenues decreased by $3 million to $92 million and $188 million, respectively, due to a lower guest room internet revenue, partially offset by an increase in attrition and cancellation fees. Additionally, our Recent Acquisitions and Dispositions had a net negative effect of $1 million and $2 million for the quarter and year-to-date, respectively.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2015	2014	Change	2015	2014	Change
Expenses:
Rooms	$233	$234	(0.4)%	$453	$460	(1.5)%
Food and beverage	289	285	1.4	572	569	0.5
Other departmental and support expenses	330	320	3.1	651	635	2.5
Management fees	68	66	3.0	120	116	3.4
Other property-level expenses	99	98	1.0	197	195	1.0
Depreciation and amortization	180	174	3.4	355	346	2.6
Total property-level operating expenses	$1,199	$1,177	1.9	$2,348	$2,321	1.2

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (excluding depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses decreased $1 million and $7 million for the second quarter and year-to-date 2015, respectively, due to a net decrease of $3 million and $6 million for the quarter and year-to-date periods, respectively, for our Recent Acquisitions and Dispositions. Rooms expense at our comparable hotels increased slightly for the quarter and year-to-date. For the quarter, wages and benefits costs were well-controlled, while travel agent commissions experienced a slight increase.

Food and beverage. F&B expenses increased $4 million and $3 million for the second quarter and year-to-date 2015, respectively, reflecting an increase of 3.9% for the quarter and 3.3% year-to-date at our comparable hotels, primarily due to the effect of the implementation of USALI, despite savings in food cost as a percentage of revenues. The increase in F&B expenses at our comparable hotels was partially offset by a decrease of $4 million and $9 million for the quarter and year-to date periods, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $10 million for the second quarter and $16 million year-to-date, primarily due to increased credit card fees, sales and marketing costs and information system expenses, as well as the implementation of USALI. The increases in other departmental and support expenses at our comparable hotels were offset partially by a net decrease of $3 million and $9 million for the quarter and year-to-date, respectively, due to the results of our Recent Acquisitions and Dispositions.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, were flat for the second quarter, and decreased $1 million for the year-to-date. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased 16% to $25 million for the second quarter and 11% to $38 million for year-to-date 2015 as 65 of our properties earned incentive management fees for the second quarter of 2015.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
General and administrative cost	$18	$22	$43	$45
Non-cash stock-based compensation expense	3	6	8	10
Litigation (recoveries) accruals and acquisition costs, net	2	1	(4)	8
Total corporate and other expenses	$23	$29	$47	$63

Interest expense. Interest expense increased $18 million and $11 million for the second quarter and year-to-date 2015, respectively, due to an increase of $19 million and $17 million, respectively, in debt extinguishment costs, slightly offset by the decline in our weighted average interest rate. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Cash interest expense(1)	$45	$47	$90	$96
Non-cash interest expense	7	6	13	13
Non-cash debt extinguishment costs	6	2	6	2
Cash debt extinguishment costs(1)	15	—	15	2
Total interest expense	$73	$55	$124	$113
___________
(1)	Including the change in accrued interest, total cash interest paid was $103 million and $95 million for year-to-date 2015 and 2014, respectively.

Gain (loss) on sale of assets.  During the second quarter and year-to-date 2015, we recognized a $53 million and $57 million gain on sale of assets, respectively, due to the sale of three hotels in the second quarter and one hotel in the first quarter. During the first quarter of 2014, we recognized a $112 million gain on the sale of an 89% interest in the Philadelphia Marriott Downtown.

Equity in earnings (losses) of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV. The improvement in equity in earnings for both the second quarter and year-to-date 2015 primarily results from the €36 million ($40 million) gain recorded by the Euro JV on the sale of the Crowne Plaza Amsterdam City Centre and the sale of timeshares by our Maui timeshare joint venture.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax provision recorded in the second quarter and year-to-date 2015 primarily reflects hotel operations, and foreign income taxes and an accrual for uncertain tax positions, respectively.

Comparable Hotel Sales Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of June 30, 2015, 101 of our 111 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of June 30, 2015 and 2014, respectively:

Comparable Hotels by Market in Constant US$

	As of June 30, 2015		Quarter ended June 30, 2015			Quarter ended June 30, 2014
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$251.78	84.4%	$212.53	$238.74	86.3%	$206.11	3.1%
New York	8	6,951	301.13	89.9	270.85	296.43	92.8	275.00	(1.5)
Washington, D.C.	12	6,019	228.63	84.8	193.86	211.20	86.0	181.59	6.8
Atlanta	6	2,280	178.28	79.0	140.87	169.06	74.0	125.06	12.6
Florida	8	4,965	229.70	78.6	180.59	218.99	77.9	170.57	5.9
Chicago	6	2,387	226.15	82.4	186.30	210.57	83.2	175.14	6.4
Denver	3	1,363	160.23	72.3	115.83	154.27	69.6	107.44	7.8
Houston	3	1,142	211.55	73.7	155.86	242.58	70.2	170.23	(8.4)
Phoenix	4	1,522	196.05	70.5	138.24	187.92	73.5	138.03	0.1
Seattle	3	1,774	211.48	82.7	174.97	186.77	81.2	151.63	15.4
San Francisco	5	3,701	234.79	87.5	205.52	219.61	85.0	186.74	10.1
Los Angeles	8	3,228	189.54	81.7	154.87	173.19	83.8	145.11	6.7
San Diego	4	3,331	198.94	88.3	175.57	186.22	81.1	151.12	16.2
Hawaii	3	1,682	305.49	89.6	273.85	301.85	80.6	243.24	12.6
Other	12	7,650	172.42	71.6	123.51	165.26	72.5	119.79	3.1
Domestic	89	51,180	226.70	81.8	185.53	216.38	81.4	176.20	5.3

Asia-Pacific	8	1,544	$129.64	79.2%	$102.64	$125.18	78.1%	$97.75	5.0%
Canada	2	845	189.33	61.1	115.66	187.88	73.0	137.13	(15.7)
Latin America	2	557	281.31	70.7	198.97	306.09	72.4	221.71	(10.3)
International	12	2,946	171.80	72.4	124.43	174.99	75.6	132.25	(5.9)
All Markets - Constant US$	101	54,126	224.02	81.3	182.18	214.27	81.1	173.79	4.8

Comparable Hotels in Nominal US$
	As of June 30, 2015		Quarter ended June 30, 2015			Quarter ended June 30, 2014
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	8	1,544	$129.64	79.2%	$102.64	$148.24	78.1%	$115.76	(11.3)%
Canada	2	845	189.33	61.1	115.66	211.92	73.0	154.68	(25.2)
Latin America	2	557	281.31	70.7	198.97	398.77	72.4	288.84	(31.1)
International	12	2,946	171.80	72.4	124.43	210.86	75.6	159.35	(21.9)
Domestic	89	51,180	226.70	81.8	185.53	216.38	81.4	176.20	5.3
All Markets - Nominal US$	101	54,126	224.02	81.3	182.18	216.10	81.1	175.28	3.9

	As of June 30, 2015		Year-to-date ended June 30, 2015			Year-to-date ended June 30, 2014
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$225.03	76.4%	$171.96	$212.80	73.7%	$156.89	9.6%
New York	8	6,951	276.26	82.7	228.53	274.96	85.6	235.35	(2.9)
Washington, D.C.	12	6,019	218.44	75.6	165.07	208.75	77.8	162.47	1.6
Atlanta	6	2,280	180.78	76.7	138.69	170.34	74.4	126.70	9.5
Florida	8	4,965	259.54	80.8	209.80	244.80	80.2	196.44	6.8
Chicago	6	2,387	196.85	70.3	138.38	184.24	71.2	131.25	5.4
Denver	3	1,363	157.84	66.4	104.74	150.22	65.9	98.93	5.9
Houston	3	1,142	215.26	71.2	153.33	234.81	71.8	168.62	(9.1)
Phoenix	4	1,522	242.96	76.1	184.86	218.07	78.0	170.13	8.7
Seattle	3	1,774	190.81	77.5	147.87	175.83	76.7	134.79	9.7
San Francisco	5	3,701	235.93	84.4	199.02	217.41	81.3	176.82	12.6
Los Angeles	8	3,228	188.06	81.1	152.57	172.12	82.5	141.97	7.5
San Diego	4	3,331	199.09	85.0	169.24	186.39	81.0	151.05	12.0
Hawaii	3	1,682	328.58	89.9	295.40	323.59	84.1	272.02	8.6
Other	12	7,650	174.36	70.2	122.43	168.02	71.4	119.98	2.0
Domestic	89	51,180	223.30	77.9	173.99	213.33	77.9	166.21	4.7

Asia-Pacific	8	1,544	$141.65	82.9%	$117.44	$132.83	81.6%	$108.40	8.3%
Canada	2	845	180.55	55.2	99.69	178.68	68.3	121.99	(18.3)
Latin America	2	557	293.32	69.8	204.84	285.44	71.8	205.04	(0.1)
International	12	2,946	177.50	72.6	128.78	171.67	76.0	130.42	(1.3)
All Markets - Constant US$	101	54,126	220.95	77.6	171.52	211.10	77.8	164.25	4.4

Comparable Hotels in Nominal US$
	As of June 30, 2015		Year-to-date ended June 30, 2015			Year-to-date ended June 30, 2014
International Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	8	1,544	$141.65	82.9%	$117.44	$153.13	81.6%	$124.96	(6.0)%
Canada	2	845	180.55	55.2	99.69	201.34	68.3	137.45	(27.5)
Latin America	2	557	293.32	69.8	204.84	355.47	71.8	255.34	(19.8)
International	12	2,946	177.50	72.6	128.78	201.40	76.0	153.01	(15.8)
Domestic	89	51,180	223.30	77.9	173.99	213.33	77.9	166.21	4.7
All Markets - Nominal US$	101	54,126	220.95	77.6	171.52	212.69	77.8	165.49	3.6

RevPAR improvements continued to be led by our properties on the west coast and Hawaii, with double digit RevPAR growth in four of these markets in the second quarter. Our San Diego market had another strong quarter, due to corporate group demand and completed renovations including new meeting space at the Manchester Grand Hyatt San Diego. Our Seattle properties also had a strong quarter, as strong group and city-wide demand benefited from the U.S. Golf Association Open Championship and led to an average rate growth of 13.2%. At our Hawaiian properties, average occupancy increased by 9.1 percentage points as lower air ticket prices led to strong transient demand. RevPAR growth at our San Francisco and Los Angeles markets were driven by strong group demand resulting in rate improvement of 6.9% and 9.4%, respectively. Our Phoenix properties had a decline in average occupancy due to weak group and transient demand resulting in slight RevPAR growth of 0.1%.

On the east coast, our Washington, D.C. properties experienced a 6.8% RevPAR growth due to strength in the highly-rated association group business, despite renovations underway at three of our larger properties during the quarter. However, our other east coast markets underperformed the overall portfolio. In New York, supply growth continued to outpace demand and our Newark Liberty International Airport Marriott was under renovation, leading to a RevPAR decline. In Boston, the increase in average room rate of 5.5% was slightly offset by a decline in occupancy of 1.9 percentage points due to fewer city wide events.

With the exception of our Houston market, where overall weakness in the oil industry has led to reduced demand in the market, our properties in the southern and central U.S. outperformed our portfolio. Our Atlanta and Denver markets benefited from a combination of rate improvement and an increase in average occupancy due to strong group demand. Additionally, completed renovations at the Westin Buckhead Atlanta and Grand Hyatt Atlanta in Buckhead also bolstered our Atlanta results. In our Chicago market, a strong city-wide calendar offset the disruptions due to rooms renovations, leading to an improvement in RevPAR of 6.4% for the quarter. Our Florida market had a strong quarter due to a 4.9% increase in average rate primarily in the transient segment.

Our Asia-Pacific properties experienced growth in RevPAR of 5.0% on a constant US$ basis, due to a combination of strong group and transient demand. However, our Canadian properties were affected negatively by falling oil prices and renovations at the Calgary Marriott Downtown, resulting in a decrease in RevPAR of 15.7% on a constant US$ basis. RevPAR at our Latin America properties also experienced a decline in RevPAR primarily due to difficult comparisons to the second and third quarters of 2014 when the JW Marriott Hotel Rio de Janeiro benefited from the FIFA World Cup.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 30, 2015 and 2014, respectively:

Comparable Hotels by Type in Nominal US$

	As of June 30, 2015		Quarter ended June 30, 2015			Quarter ended June 30, 2014
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	54	32,901	$238.10	83.4%	$198.68	$232.17	83.6%	$194.09	2.4%
Suburban	25	8,897	177.47	76.6	135.88	166.36	76.3	126.99	7.0
Resort	13	8,024	251.03	76.5	192.13	242.60	73.9	179.31	7.1
Airport	9	4,304	158.74	83.9	133.19	144.98	85.3	123.73	7.6
All Types	101	54,126	224.02	81.3	182.18	216.10	81.1	175.28	3.9

	As of June 30, 2015		Year-to-date ended June 30, 2015			Year-to-date ended June 30, 2014
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	54	32,901	$226.05	78.0%	$176.37	$220.93	78.6%	$173.65	1.6%
Suburban	25	8,897	181.61	73.0	132.51	168.17	72.5	121.91	8.7
Resort	13	8,024	276.03	79.5	219.56	264.44	77.6	205.19	7.0
Airport	9	4,304	155.56	80.6	125.45	143.31	83.1	119.12	5.3
All Types	101	54,126	220.95	77.6	171.52	212.69	77.8	165.49	3.6

Our urban properties underperformed the portfolio for the quarter as the increase in domestic urban properties’ RevPAR of 4.2% was offset by a decline of 7.3% at our international urban properties on a constant US$ basis.  The domestic urban properties were negatively affected by renovation activity, as well as weakness at our New York and Houston downtown properties.  The international urban properties’ decline primarily reflects difficult comparisons due to the FIFA World Cup in Rio de Janeiro in 2014, as well as renovation disruption at our Calgary Marriott Downtown. Our resort properties outperformed the portfolio for the quarter, driven by double digit occupancy increases in Hawaii and strong group demand at our west coast resorts. In addition, our suburban properties outperformed the portfolio due to strong rate growth of 6.7%. Our airport properties led the portfolio for the quarter with RevPAR growth of 7.6%, driven by strong rate growth at our west coast airport properties.

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

For the second quarter, our revenue growth was driven by a mix of group revenue growth of 5.0% and transient revenue growth of 3.1%. The group revenue growth was driven by a 2.5% increase in both average rate and group room nights sold. Group revenue at our domestic properties increased 7.2% for the quarter, driven by a 2.7% increase in room nights and a shift towards higher-rated association group business. Association business was the strongest performing segment with room night growth of 13.1% which, when coupled with an increase in rate of 1.6%, led to an overall increase in association group revenues of 14.9%. Our transient business benefited from a shift towards higher-rated segments leading to an increase in rate of 4.1%, despite a 1% decrease in room nights.

Year-to-date, our revenue growth was primarily driven by group revenue growth of 4.7%, coupled with transient segment revenue growth of 2.9%. Similar to the quarter, the group revenue growth was driven by a 13.2% revenue increase by the association business, and the transient revenue growth was driven by a 7.8% revenue increase by the higher rated segments. The increase in transient revenues was due to an increase in average daily rate of 4.4%, offset by a decline in total transient room nights of 1.4%, due in part to the accelerated renovation activity and increased group business.

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

We intend to use available cash predominantly for acquisitions or other investments in our portfolio to the extent that we are able to find suitable investment opportunities that meet our return requirements. If we are unable to find appropriate investment opportunities and, assuming operations continue to improve, we may, over time, consider other uses of any available cash, such as a return of capital through dividends or common stock repurchases. As noted earlier, in April 2015, Host Inc.’s Board of Directors announced a program to repurchase up to $500 million of common stock, and $369 million remains available for repurchase under this program.

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

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders and stock and unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On July 15, 2015, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $150 million.

Capital Resources. As of June 30, 2015, we had $262 million of cash and cash equivalents and $730 million available under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

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

Cash Provided by Operations. Our cash provided by operations increased $37 million to $562 million for the year-to-date period ended June 30, 2015 compared to the same period in 2014, reflecting the improvement in our operations.

Cash Used in Investing Activities. Net cash used for investing activities was $566 million for the first half of 2015 and net cash provided by investing activities was $12 million for the first half of 2014. Cash used in investing activities primarily consists of capital expenditures on our existing portfolio, the acquisition of property and investments in our joint ventures, and totaled $740 million and $304 million during the first half of 2015 and 2014, respectively. Cash used for renewal and replacement capital expenditures for the first half of 2015 and 2014 was $220 million and $147 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $101 million and $36 million, respectively. Cash provided by investing activities was $174 million from the sale of four hotels in the first half of 2015 compared to $316 million from the sale of two hotels and return of investment in the first half of 2014.

The following table summarizes significant acquisitions and dispositions that have been competed as of July 30, 2015 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
June	2015	Acquisition of The Phoenician	$(400)
		Total acquisitions/investments	$(400)

Transaction Date		Description of Transaction	Sales Price
Dispositions/Return on Investments
July	2015	Distribution from Euro JV	$21
June	2015	Disposition of Park Ridge Marriott and Chicago Marriott O'Hare	89
June	2015	Disposition of Sheraton Needham	54
March	2015	Disposition of Delta Meadowvale Hotel & Conference Centre (1)	33
February	2015	Distribution from Euro JV	4
		Total dispositions/return on investments	$201
___________
(1)	Sales price includes payment of $2 million for FF&E replacement fund.

Cash Used in Financing Activities. Year-to-date 2015, net cash used in financing activities was $410 million, compared to $960 million for year-to-date 2014. Cash used in financing activities primarily consisted of the repayment of debt for our refinanced senior notes, the payment of dividends and the repurchase of Host Inc. common stock. Cash provided by financing activities year-to-date 2015 included the issuance of the Series E senior notes and a net draw on the revolver portion of our credit facility.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through July 30, 2015 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
June	2015	Net draw on revolver portion of credit facility	$80
May	2015	Proceeds from the issuance of $500 million 4% Series E senior notes	495
		Total issuances	$575

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
June	2015	Redemption of $500 million of 5 7/8% Series X senior notes	$(515)
		Total cash repayments	$(515)

The following table summarizes significant equity transactions that have been completed through July 30, 2015 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - July	2015	Dividend payments (1)	$(498)
May - June	2015	Repurchase of 6.55 million shares of Host Inc. common stock	(131)
		Cash payments on equity transactions	$(629)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $504 million.

Debt

As of June 30, 2015, our total debt was $4.1 billion, with an average interest rate of 4.5% and an average maturity of 5.4 years. Additionally, 78% of our debt has a fixed rate of interest and 101 of our hotels, representing 96% of our revenues, are unencumbered by mortgage debt.

Exchangeable Senior Debentures. As of June 30, 2015, we have $400 million of 2½% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain subsequent dates. Holders also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is in excess of 130% of the exchange price per share ($12.60) for at least 20 of the last 30 consecutive trading days of the calendar quarter, or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or a portion, of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange their debentures for common stock at the exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash, or a combination thereof, at our option. The 2009 Debentures currently are exchangeable by holders and each $1,000 Debenture would be exchanged for 79.3618 Host Inc. common shares (for an equivalent price of $12.60 per share), for a total of 31.7 million shares.

We separately account for the liability and equity components of the 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date, which is the expected life thereof. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, was $316 million and $82 million, respectively. As of June 30, 2015, the debt carrying value and unamortized discount were $395 million and $5 million, respectively.

Interest expense recorded for our debentures for the periods presented consists of the following (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Contractual interest expense (cash)	$2	$2	$5	$5
Non-cash interest expense due to discount amortization	4	4	8	8
Total interest expense	$6	$6	$13	$13

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests contained in the credit facility as of June 30, 2015:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.8	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.1	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.4	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Series D and Series E Senior Notes

On May 15, 2015, we completed an underwritten public offering of $500 million aggregate principal amount of Series E senior notes bearing interest at a rate of 4% per year due in 2025. The Series E senior notes are not redeemable prior to 90 days before the June 15, 2025 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. The notes were issued under a new senior notes indenture and have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends.  These senior notes have covenants similar to our Series D senior notes, but are different than the covenants applicable to our prior series of senior notes issued before our investment grade rating.

We are in compliance with all of the financial covenants applicable to our Series D and Series E senior notes. The following table summarizes the results of the financial tests contained in the senior notes indentures for our Series D and Series E senior notes and our actual credit ratios as of June 30, 2015:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	487%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	8.1	x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D and Series E senior notes) as of June 30, 2015 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	496%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	8.2	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D and Series E senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 30, 2015, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on July 15, 2015 to stockholders of record on June 30, 2015. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other uses, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. At June 30, 2015, we own a 32.1% interest in Euro JV Fund I (9 hotels, 2,892 rooms) and a 33.4% interest in Euro JV Fund II (9 hotels, 3,310 rooms). Hotel investments by the Euro JV total approximately €1.8 billion, with €0.9 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. In July 2015, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2016. Our investment, total partners’ funding, and debt outstanding as of June 30, 2015 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment	Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)		(in millions)	(in millions)
Euro JV Fund I	€173	€647	94%	€442	€142
Euro JV Fund II	124	364	81%	489	163
	€297	€1,011		€931	€305

The following table sets forth operating statistics for the 17 comparable Euro JV hotels as of June 30, 2015 and 2014:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended June 30,				Year-to-date ended June 30,
	2015	2014	Change		2015	2014	Change
Average room rate	€207.91	€197.06	5.5%		€191.69	€184.03	4.2%
Average occupancy	84.2%	84.3%	(20	bps)	75.9%	75.4%	40	bps
RevPAR	€175.03	€166.22	5.3%		€145.42	€138.84	4.7%
___________
(1)

The presentation above includes the operating performance for the 17 comparable properties consisting of 5,808 rooms. This table excludes one hotel that was acquired in 2014 as the joint venture did not own the hotel for the entirety of the periods presented. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR on a constant euro basis increased approximately 5.3% and 4.7% for the second quarter and year-to-date, respectively. The increase in comparable hotel RevPAR was partially offset by a decrease of 0.5% and 0.9%, respectively, in food and beverage revenues, which resulted in a total revenue increase of 3.5% and 3.0%, respectively, at the Euro JV’s comparable properties on a constant euro basis.

On June 5, 2015 the Euro JV Fund I sold the Crowne Plaza Hotel Amsterdam City Centre for €106 million ($118 million), which includes €3 million ($3 million) for the FF&E reserve, and repaid the €44 million ($49 million) mortgage loan associated with the property. A gain of €36 million ($40 million) was recorded on the sale. Subsequent to quarter end, on July 8, 2015, the European joint venture distributed proceeds from the sale of €59 million ($65 million) to its Fund I partners, of which Host’s share was approximately €19 million ($21 million).

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. For a detailed discussion of the new accounting standards, see “Note 2. Summary of Significant Accounting Policies.”

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the YVE Hotel Miami in August of 2014. The hotel will not be included in our comparable hotels until January 1, 2016. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 111 hotels that we owned on June 30, 2015, 101 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2015 are excluded from comparable hotel results for these periods:

•	Novotel Rio de Janeiro Parque Olimpico and ibis Rio de Janeiro Parque Olimpico (opened in the fourth quarter of 2014);
•	The Phoenician (acquired in June 2015);
•	YVE Hotel Miami (acquired as the b2 miami downtown hotel in August 2014);
•	Axiom Hotel (acquired as the Powell Hotel in January 2014);
•

Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Santiago, removed in the second quarter of 2015 (business interruption due to extensive guestroom renovation and reconfiguration, which requires temporary closure of a significant portion of the guestrooms);

•

The Logan (previously the Four Seasons Philadelphia), removed in the first quarter of 2015 (business interruption due to rebranding, including closure of the hotel in order to expedite renovation efforts);

•

Houston Airport Marriott at George Bush Intercontinental, removed in the first quarter of 2015 (business interruption due to complete repositioning of the hotel, including guest room renovations and the closure of two restaurants to create a new food and beverage outlet and lobby experience); and

•	Marriott Marquis San Diego Marina, removed in the first quarter of 2015 (business interruption due to the demolition of the existing conference center and new exhibit hall).

The operating results of nine hotels disposed of in 2015 and 2014 are not included in comparable hotel results for the periods presented herein.

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Net income (1)	$216	$159	$320	$344
Interest expense	73	55	124	113
Depreciation and amortization	180	174	355	346
Income taxes	13	15	4	11
EBITDA (1)	482	403	803	814
Gain on dispositions (2)	(53)	—	(56)	(111)
Acquisition costs	1	—	1	2
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(22)	(4)	(20)	3
Pro rata Adjusted EBITDA of equity investments	20	19	30	26
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(6)	(7)	(15)	(15)
Adjusted EBITDA (1)	$422	$411	$743	$719
___________
(1)

Net income, EBITDA, Adjusted EBITDA, NAREIT FFO, and Adjusted FFO include a gain of $1 million for the year-to-date ended June 30, 2015 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of four hotels in 2015, the sale of one hotel in 2014 and the sale of an 89% controlling interest in one hotel in 2014.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Net income (1)	$216	$159	$320	$344
Less: Net income attributable to non-controlling interests	(4)	(4)	(10)	(10)
Net income attributable to Host Inc.	212	155	310	334
Adjustments:
Gain on dispositions, net of taxes (2)	(53)	—	(56)	(108)
Depreciation and amortization	179	173	353	344
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(22)	(4)	(20)	3
Pro rata FFO of equity investments	15	12	19	13
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(2)	(2)	(4)	(4)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)	(4)	(3)
NAREIT FFO (1)	327	332	598	579
Adjustments to NAREIT FFO:
Loss on debt extinguishment	24	2	24	4
Acquisition costs	1	—	1	2
Adjusted FFO (1)	$352	$334	$623	$585

For calculation on a per share basis:

Adjustments for dilutive securities (3):
Assuming conversion of Exchangeable Senior Debentures	$7	$7	$14	$13
Diluted NAREIT FFO	$334	$339	$612	$592
Diluted Adjusted FFO	$359	$341	$637	$598

Diluted weighted average shares outstanding-EPS	785.5	755.9	755.4	755.6
Assuming conversion of Exchangeable Senior Debentures	—	30.3	31.1	30.1
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	785.5	786.2	786.5	785.7
NAREIT FFO per diluted share	$.43	$.43	$.78	$.75
Adjusted FFO per diluted share	$.46	$.43	$.81	$.76
___________
(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
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

Comparable Hotel Results for Host Inc. and Host L.P. (1)

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Number of hotels	101	101	101	101
Number of rooms	54,126	54,126	54,126	54,126
Percent change in comparable hotel RevPAR - Constant US$	4.8%	—	4.4%	—
Percent change in comparable hotel RevPAR - Nominal US$	3.9%	—	3.6%	—
Operating profit margin (2)	15.7%	15.7%	13.4%	13.1%
Comparable hotel EBITDA margin (2)	29.95%	29.7%	28.0%	27.6%
Comparable hotel revenues
Room	$898	$863	$1,681	$1,621
Food and beverage (3)	407	388	798	767
Other	74	75	148	148
Comparable hotel revenues (4)	1,379	1,326	2,627	2,536
Comparable hotel expenses
Room	222	220	431	431
Food and beverage (5)	276	266	548	530
Other	33	38	66	76
Management fees, ground rent and other costs	435	408	847	799
Comparable hotel expenses (6)	966	932	1,892	1,836
Comparable hotel EBITDA	413	394	735	700
Non-comparable hotel results, net (7)	17	34	38	68
Depreciation and amortization	(180)	(174)	(355)	(346)
Interest expense	(73)	(55)	(124)	(113)
Provision for income taxes	(13)	(15)	(4)	(11)
Gain on sale of property and corporate level income/expense	52	(25)	30	46
Net income	$216	$159	$320	$344
___________

(1)

As previously disclosed, the adoption of the 11th edition of the Uniform System of Accounts for the Lodging Industry (“USALI”) on January 1, 2015 will impact our comparative operating results. The impact of USALI in both the second quarter and year-to-date reduced both our comparable RevPAR growth and comparable hotel EBITDA margins by approximately 20 basis points, while increasing comparable food and beverage revenue growth by approximately 310 basis points for the quarter and 300 basis points for the year-to-date. For the full year, the implementation is expected to lower our comparable RevPAR growth and comparable hotel EBITDA margin growth by approximately 20 basis points each, while comparable food and beverage revenue growth is expected to increase by an additional 300 basis points (primarily reflecting new reporting for service charges).

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

(3)

The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Food and beverage sales per the consolidated statements of operations	$420	$415	$823	$820
Non-comparable hotel food and beverage sales	(23)	(37)	(47)	(74)
Food and beverage sales for the property for which we record rental income	10	10	22	21
Comparable food and beverage sales	$407	$388	$798	$767

(4)

The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Revenues per the consolidated statements of operations	$1,449	$1,431	$2,766	$2,740
Non-comparable hotel revenues	(86)	(119)	(171)	(234)
Hotel revenues for the property for which we record rental income, net	16	14	32	30
Comparable hotel revenues	$1,379	$1,326	$2,627	$2,536

(5)

The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Food and beverage expenses per the consolidated statements of operations	$289	$285	$572	$569
Non-comparable hotel food and beverage expenses	(19)	(25)	(37)	(51)
Food and beverage expenses for the property for which we record rental income	6	6	13	12
Comparable food and beverage expenses	$276	$266	$548	$530

(6)

The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended June 30,		Year-to-date ended June 30,
	2015	2014	2015	2014
Operating costs and expenses per the consolidated statements of operations	$1,222	$1,206	$2,395	$2,381
Non-comparable hotel expenses	(69)	(85)	(133)	(166)
Hotel expenses for the property for which we record rental income	16	14	32	30
Depreciation and amortization	(180)	(174)	(355)	(346)
Corporate and other expenses	(23)	(29)	(47)	(63)
Comparable hotel expenses	$966	$932	$1,892	$1,836

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

Interest Rate Sensitivity

As of June 30, 2015 and December 31, 2014, 78% and 79%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – “Fair Value Measurements” in this quarterly report.

During 2015, in contemplation of issuing the 4% Series E senior notes, we entered into three forward swaps and two treasury locks for total notional amounts of $150 million and $200 million, respectively. The purpose of the forward swaps and treasury locks were to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a 10-year period and the treasury locks hedged the risk of changes in the 10-year U.S. Treasury rate. Subsequent to the pricing date of the 4% Series E senior notes, we net settled the three forward swaps and two treasury locks for total proceeds of approximately $4 million. The gain on the forward swaps and treasury locks has been recorded to other comprehensive income and will be amortized over the 10-year life of the Series E senior notes, as a reduction to interest expense.

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

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended June 30,		Year-to-date ended June 30,
Range	Currency		in Dollars	Date Range	2015	2014	2015	2014
July 2011-May 2014		€100	$135	August 2015-May 2017	$(4)	$1	$10	$1
November 2014	C$	25	$22	November 2016	$—	$—	$1	$—

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended June 30,		Year-to-date ended June 30,
Currency	US$	Foreign Currency		2015	2014	2015	2014
Canadian dollars (1)	$37	C$	46	$(1)	$(1)	$1	$—
Euros	$86		€77	$(3)	$1	$7	$1
___________
(1)	We have an additional $49 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 10 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On April 30, 2015 Host Inc. announced a program to repurchase up to $500 million of common stock.  The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2015 – April 30, 2015	11,811	*	$$23.78	––	$500
May 1, 2015 – May 31, 2015	5,379,897	**	$20.14	5,250,000	394.3
June 1, 2015 – June 30, 2015	1,307,751	***	$19.80	1,300,000	368.5
Total	6,699,459		$$20.08	6,550,000	$368.5

*

Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

**

Reflects (1) 5,250,000 common shares repurchased as part of Host Inc.’s publicly announced share repurchase program, (2) 100,621 shares of restricted stock forfeited for failure to meet vesting criteria, and (3) 29,276 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock purchased pursuant to the share repurchase program).

***

Reflects (1) 1,300,000 common shares repurchased as part of Host Inc.’s publicly announced share repurchase program, and (2) 7,751 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock purchased pursuant to the share repurchase program).

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2015 – April 30, 2015	30,152	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	$––
May 1, 2015 – May 31, 2015	5,285,048	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2015 – June 30, 2015	1,293,388	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	6,608,588			––	$––

*

Reflects (1) 18,590 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock, and (2) 11,562 common OP units cancelled upon cancellation of 11,811 shares of Host Inc.’s common stock by Host Inc. (and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

**

Reflects (1) 5,139,530  common OP units repurchased to fund the repurchase by Host Inc. of 5,250,000 shares of common stock as part of its publicly announced share repurchase program, (2) 18,355 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock, and (3) 127,163 common OP units cancelled upon cancellation of 129,897 shares of Host Inc.’s common stock by Host Inc. (either because of forfeiture for failure to meet vesting requirements or used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

***

Reflects (1) 1,272,645 common OP units repurchased to fund the repurchase by Host Inc. of 1,300,000 shares of common stock as part of its publicly announced share repurchase program, (2) 13,156 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock, and (3) 7,587 common OP units cancelled upon cancellation of 7,751 shares of Host Inc.’s common stock by Host Inc. (and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

4	Instruments Defining Rights of Security Holders

4.13

Indenture, dated May 15, 2015, and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed May 15, 2015).

4.14

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 15, 2015).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

July 31, 2015	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

July 31, 2015	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)