Form 10-Q
period 2015-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2015-10-30
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of October 28, 2015 there were 751,610,719 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(in millions, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$10,683	$10,575
Assets held for sale	24	—
Due from managers	130	70
Advances to and investments in affiliates	400	433
Deferred financing costs, net	32	35
Furniture, fixtures and equipment replacement fund	165	129
Other	267	281
Restricted cash	14	—
Cash and cash equivalents	265	684
Total assets	$11,980	$12,207

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $391 million and $386 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,890	$2,884
Credit facility, including the term loan of $800 million and $500 million, respectively	1,009	704
Mortgage debt	379	404
Total debt	4,278	3,992
Accounts payable and accrued expenses	248	298
Other	318	324
Total liabilities	4,844	4,614

Non-controlling interests - Host Hotels & Resorts, L.P.	148	225

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 738.5 million shares and 755.8 million shares issued and outstanding, respectively	7	8
Additional paid-in capital	8,224	8,476
Accumulated other comprehensive loss	(119)	(50)
Deficit	(1,152)	(1,098)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,960	7,336
Non-controlling interests—other consolidated partnerships	28	32
Total equity	6,988	7,368
Total liabilities, non-controlling interests and equity	$11,980	$12,207

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2015 and 2014

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
REVENUES
Rooms	$870	$884	$2,625	$2,613
Food and beverage	337	330	1,160	1,150
Other	80	80	268	271
Total revenues	1,287	1,294	4,053	4,034
EXPENSES
Rooms	228	236	681	696
Food and beverage	258	260	830	829
Other departmental and support expenses	322	314	973	949
Management fees	51	55	171	171
Other property-level expenses	99	94	296	289
Depreciation and amortization	180	178	535	524
Corporate and other expenses	21	(38)	68	25
Gain on insurance settlements	(4)	(7)	(4)	(10)
Total operating costs and expenses	1,155	1,092	3,550	3,473
OPERATING PROFIT	132	202	503	561
Interest income	—	1	2	3
Interest expense	(49)	(51)	(173)	(164)
Gain on sale of assets	5	1	62	112
Loss on foreign currency transactions and derivatives	(1)	(1)	(3)	(2)
Equity in earnings (losses) of affiliates	7	(1)	27	(4)
INCOME BEFORE INCOME TAXES	94	151	418	506
Provision for income taxes	(9)	(6)	(13)	(17)
NET INCOME	85	145	405	489
Less: Net income attributable to non-controlling interests	—	(1)	(10)	(11)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$85	$144	$395	$478
Basic earnings per common share	$.11	$.19	$.53	$.63
Diluted earnings per common share	$.11	$.19	$.53	$.63

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2015 and 2014

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
NET INCOME	$85	$145	$405	$489
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(27)	(47)	(71)	(36)
Change in fair value of derivative instruments	(8)	12	7	13
Amounts reclassified from other comprehensive income (loss)	—	—	(5)	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(35)	(35)	(69)	(23)
COMPREHENSIVE INCOME	50	110	336	466
Less: Comprehensive income attributable to non-controlling interests	—	(1)	(10)	(11)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$50	$109	$326	$455

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2015 and 2014

(unaudited, in millions)

	Year-to-date ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$405	$489
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	535	524
Amortization of finance costs, discounts and premiums, net	19	18
Non-cash loss on extinguishment of debt	6	2
Stock compensation expense	9	15
Deferred income taxes	4	2
Gain on sale of assets	(62)	(112)
Loss on foreign currency transactions and derivatives	3	2
Gain on property insurance settlement	(4)	—
Equity in (earnings) losses of affiliates	(27)	4
Change in due from managers	(56)	(102)
Distributions from equity investments	9	—
Changes in other assets	23	(19)
Changes in other liabilities	(46)	(59)
Cash provided by operating activities	818	764

INVESTING ACTIVITIES
Proceeds from sales of assets, net	183	274
Return of investment	21	42
Acquisitions	(402)	(137)
Advances to and investments in affiliates	(4)	(55)
Capital expenditures:
Renewals and replacements	(297)	(218)
Redevelopment and acquisition-related investments	(175)	(69)
New development	—	(9)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(24)	2
Change in restricted cash for investing activities	(15)	—
Property insurance proceeds	11	2
Cash used in investing activities	(702)	(168)

FINANCING ACTIVITIES
Financing costs	(7)	(4)
Issuances of debt	499	4
Draws on credit facility	485	4
Term loan issuance	300	—
Repayment of credit facility	(460)	(225)
Repurchase/redemption of senior notes	(500)	(150)
Mortgage debt and other prepayments and scheduled maturities	—	(373)
Common stock repurchase	(330)	—
Dividends on common stock	(498)	(318)
Other financing activities	(10)	(3)
Cash used in financing activities	(521)	(1,065)
Effects of exchange rate changes on cash held	(14)	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	(419)	(474)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$265	$387

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2015 and 2014

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended September 30,
	2015	2014
Interest paid - periodic interest expense	$133	$139
Interest paid - debt extinguishments	15	2
Total interest paid	$148	$141
Income taxes paid	$6	$20

Supplemental disclosure of noncash financing activities:

During the third quarter, holders of $8.7 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to convert their debentures into 0.7 million shares of Host Inc. common stock.

Additionally, $22 million of the shares repurchased during the quarter were not settled until subsequent to September 30, 2015. Therefore, the corresponding cash payment did not occur until the fourth quarter.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(in millions)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Property and equipment, net	$10,683	$10,575
Asset held for sale	24	—
Due from managers	130	70
Advances to and investments in affiliates	400	433
Deferred financing costs, net	32	35
Furniture, fixtures and equipment replacement fund	165	129
Other	267	281
Restricted cash	14	—
Cash and cash equivalents	265	684
Total assets	$11,980	$12,207

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $391 million and $386 million, respectively, net of discount, of Exchangeable Senior Debentures	$2,890	$2,884
Credit facility, including the term loan of $800 million and $500 million, respectively	1,009	704
Mortgage debt	379	404
Total debt	4,278	3,992
Accounts payable and accrued expenses	248	298
Other	318	324
Total liabilities	4,844	4,614

Limited partnership interests of third parties	148	225

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,078	7,385
Accumulated other comprehensive loss	(119)	(50)
Total Host Hotels & Resorts, L.P. capital	6,960	7,336
Non-controlling interests—consolidated partnerships	28	32
Total capital	6,988	7,368
Total liabilities, limited partnership interest of third parties and capital	$11,980	$12,207

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2015 and 2014

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
REVENUES
Rooms	$870	$884	$2,625	$2,613
Food and beverage	337	330	1,160	1,150
Other	80	80	268	271
Total revenues	1,287	1,294	4,053	4,034
EXPENSES
Rooms	228	236	681	696
Food and beverage	258	260	830	829
Other departmental and support expenses	322	314	973	949
Management fees	51	55	171	171
Other property-level expenses	99	94	296	289
Depreciation and amortization	180	178	535	524
Corporate and other expenses	21	(38)	68	25
Gain on insurance settlements	(4)	(7)	(4)	(10)
Total operating costs and expenses	1,155	1,092	3,550	3,473
OPERATING PROFIT	132	202	503	561
Interest income	—	1	2	3
Interest expense	(49)	(51)	(173)	(164)
Gain on sale of assets	5	1	62	112
Loss on foreign currency transactions and derivatives	(1)	(1)	(3)	(2)
Equity in earnings (losses) of affiliates	7	(1)	27	(4)
INCOME BEFORE INCOME TAXES	94	151	418	506
Provision for income taxes	(9)	(6)	(13)	(17)
NET INCOME	85	145	405	489
Less: Net (income) loss attributable to non-controlling interests	1	1	(5)	(4)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$86	$146	$400	$485
Basic earnings per common unit	$.12	$.19	$.54	$.65
Diluted earnings per common unit	$.12	$.19	$.54	$.65

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2015 and 2014

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
NET INCOME	$85	$145	$405	$489
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(27)	(47)	(71)	(36)
Change in fair value of derivative instruments	(8)	12	7	13
Amounts reclassified from other comprehensive income (loss)	—	—	(5)	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(35)	(35)	(69)	(23)
COMPREHENSIVE INCOME	50	110	336	466
Less: Comprehensive (income) loss attributable to non- controlling interests	1	1	(5)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$51	$111	$331	$462

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2015 and 2014

(unaudited, in millions)

	Year-to-date ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$405	$489
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	535	524
Amortization of finance costs, discounts and premiums, net	19	18
Non-cash loss on extinguishment of debt	6	2
Stock compensation expense	9	15
Deferred income taxes	4	2
Gain on sale of assets	(62)	(112)
Loss on foreign currency transactions and derivatives	3	2
Gain on property insurance settlement	(4)	—
Equity in (earnings) losses of affiliates	(27)	4
Change in due from managers	(56)	(102)
Distributions from equity investments	9	—
Changes in other assets	23	(19)
Changes in other liabilities	(46)	(59)
Cash provided by operating activities	818	764

INVESTING ACTIVITIES
Proceeds from sales of assets, net	183	274
Return of investment	21	42
Acquisitions	(402)	(137)
Advances to and investments in affiliates	(4)	(55)
Capital expenditures:
Renewals and replacements	(297)	(218)
Redevelopment and acquisition-related investments	(175)	(69)
New development	—	(9)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(24)	2
Change in restricted cash for investing activities	(15)	—
Property insurance proceeds	11	2
Cash used in investing activities	(702)	(168)

FINANCING ACTIVITIES
Financing costs	(7)	(4)
Issuances of debt	499	4
Draws on credit facility	485	4
Term loan issuance	300	—
Repayment of credit facility	(460)	(225)
Repurchase/redemption of senior notes	(500)	(150)
Mortgage debt and other prepayments and scheduled maturities	—	(373)
Repurchase of common OP units	(330)	—
Distributions on common OP units	(505)	(322)
Other financing activities	(3)	1
Cash used in financing activities	(521)	(1,065)
Effects of exchange rate changes on cash held	(14)	(5)
DECREASE IN CASH AND CASH EQUIVALENTS	(419)	(474)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861
CASH AND CASH EQUIVALENTS, END OF PERIOD	$265	$387

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2015 and 2014

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended September 30,
	2015	2014
Interest paid - periodic interest expense	$133	$139
Interest paid - debt extinguishments	15	2
Total interest paid	$148	$141
Income taxes paid	$6	$20

Supplemental disclosure of noncash financing activities:

During the third quarter, holders of $8.7 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to convert their debentures into 0.7 million shares of Host Inc. common stock.

Additionally, $22 million of the shares repurchased during the quarter were not settled until subsequent to September 30, 2015. Therefore, the corresponding cash payment did not occur until the fourth quarter.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2015, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Subsequent to quarter end, we completed several dispositions in both our consolidated portfolio and through our joint ventures, as well as several debt and equity transactions that are each discussed in their applicable footnotes.

Consolidated Portfolio

As of September 30, 2015 and following dispositions subsequent to quarter end, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

	Hotels
	September 30, 2015	October 28, 2015
United States	94	94
Australia	1	1
Brazil	3	3
Canada	2	2
Chile	2	2
Mexico	1	1
New Zealand	7	5
Total	110	108

International Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels as of October 28, 2015) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels as of October 28, 2015).

As of September 30, 2015 and following dispositions subsequent to quarter end, the Euro JV owned hotels located in the following countries:

	Hotels
	September 30, 2015	October 28, 2015
Belgium	3	1
France	4	3
Germany	2	1
Italy	3	—
Poland	1	—
Spain	2	2
Sweden	1	1
The Netherlands	1	1
United Kingdom	1	1
Total	18	10

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, as of September 30, 2015, our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owned one hotel in Australia, which was sold on October 14, 2015, and a non-controlling interest in an entity that owns three operating hotels and four additional hotels in various stages of development in India.

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

In our opinion, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2015, and the results of our operations for the quarter and year-to-date periods ended September 30, 2015 and 2014, respectively, and cash flows for the year-to-date periods ended September 30, 2015 and 2014, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015. Upon adoption of the standard, we will reclassify deferred financing costs, net, from total assets to net of debt in the liabilities section of our balance sheet. Adoption of this standard will affect only the presentation of our balance sheet.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Net income	$85	$145	$405	$489
Less: Net income attributable to non-controlling interests	—	(1)	(10)	(11)
Net income attributable to Host Inc.	85	144	395	478
Diluted income attributable to Host Inc.	$85	$144	$395	$478

Basic weighted average shares outstanding	746.4	755.6	752.1	755.3
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.4	0.8	0.4	0.7
Diluted weighted average shares outstanding (1)	746.8	756.4	752.5	756.0

Basic earnings per common share	$.11	$.19	$.53	$.63
Diluted earnings per common share	$.11	$.19	$.53	$.63
___________

(1)

There were approximately 31 million potentially dilutive shares for both the quarter ended and year-to-date period ended September 30, 2015, and approximately 30 million potentially dilutive shares for both the quarter and year-to-date periods ended September 30, 2014, related to our exchangeable senior debentures, which shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Net income	$85	$145	$405	$489
Less: Net (income) loss attributable to non- controlling interests	1	1	(5)	(4)
Net income attributable to Host L.P.	86	146	400	485
Diluted income attributable to Host L.P.	$86	$146	$400	$485

Basic weighted average units outstanding	739.9	749.1	745.5	748.8
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.4	0.8	0.4	0.7
Diluted weighted average units outstanding (1)	740.3	749.9	745.9	749.5

Basic earnings per common unit	$.12	$.19	$.54	$.65
Diluted earnings per common unit	$.12	$.19	$.54	$.65
___________

(1)

There were approximately 31 million potentially dilutive units for both the quarter ended and year-to-date period ended September 30, 2015 and approximately 30 million potentially dilutive units for both the quarter and year-to-date periods ended September 30, 2014 related to our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2015	December 31, 2014
Land and land improvements	$2,033	$1,990
Buildings and leasehold improvements	13,631	13,336
Furniture and equipment	2,301	2,217
Construction in progress	224	209
	18,189	17,752
Less accumulated depreciation and amortization	(7,506)	(7,177)
	$10,683	$10,575

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Debt

On September 10, 2015, we entered into a $500 million term loan (“2015 Term Loan Facility”) by exercising the accordion feature of our existing credit facility and drew $300 million on the 2015 Term Loan Facility. We have the option to draw all or a portion of the remaining $200 million through March 8, 2016. The 2015 Term Loan Facility matures in September 2020 and has a floating interest rate of LIBOR plus a margin ranging from 90 to 175 basis points (depending on Host L.P.’s long-term unsecured debt rating). Based on Host L.P.’s unsecured long-term debt rating, at September 30, 2015, our applicable margin is 110 basis points (or approximately a 1.3% all-in interest rate). During the quarter, we also had net repayments under the revolver portion of our credit facility of $55 million. As of September 30, 2015, we had $791 million of available capacity under the revolver portion of the credit facility.

During the third quarter, holders of $8.7 million of our 2.5% Exchangeable Senior Debentures due 2029 (the “Debentures”) elected to convert their debentures into 0.7 million shares of Host Inc. common stock.

The following paragraphs describe significant financing events that occurred subsequent to the end of the quarter:

On October 14, 2015, we issued $400 million of 4.5% Series F senior notes due February 2026 for proceeds of approximately $395 million, net of discounts, underwriting fees and expenses. Interest on the Series F senior notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2016. In contemplation of this issuance, we entered into interest rate hedging transactions that increased our effective interest rate on the 4.5% Series F senior notes to 4.8%. The net proceeds from the issuance of the Series F senior notes, along with cash on hand and an additional $100 million draw on the credit facility will be used to redeem $500 million of our 6% Series V senior notes due 2020 at an aggregate redemption price of $515 million. In October 2015, we gave notice to redeem these senior notes in November 2015.

On October 19, 2015, Host L.P. gave notice that it will redeem all of its outstanding Debentures in the amount of $391.3 million at a cash redemption price of 100% of the principal amount, plus accrued interest to the November 3, 2015 redemption date. As the current stock price exceeds the exchange price of $12.45, we expect the holders will elect to redeem the Debentures for shares of common stock, or approximately 32.1 million shares (including shares issued for debentures already exchanged). The last date by which holders have to elect to exchange is October 30, 2015.

On October 2, 2015, we drew an additional $70 million on our credit facility.

6.	Investment in Affiliates

On July 8, 2015, the Euro JV distributed proceeds from the sale of the Crowne Plaza Hotel Amsterdam City Centre to its Fund I partners, of which Host’s share was approximately €19 million ($21 million). Additionally, in July 2015, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2016.

Subsequent to quarter end, on October 28, 2015, the Euro JV sold a portfolio of eight hotels for approximately €420 million ($464 million) and repaid the corresponding €185 million ($204 million) of mortgage loans associated with the properties. We anticipate a gain on sale for the Euro JV of approximately €26 million ($29 million) in the fourth quarter.

On October 14, 2015, our Asia/Pacific JV sold the Four Points by Sheraton Perth for A$91.5 million ($67 million) and repaid A$43 million ($32 million) of associated mortgage debt. The joint venture will record a gain on sale of approximately A$23 million ($17 million) in the fourth quarter.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2014	$7,336	$32	$7,368	$225
Net income	395	5	400	5
Issuance of common stock	22	—	22	—
Repurchase of common stock	(352)	—	(352)	—
Dividends declared on common stock	(449)	—	(449)	—
Distributions to non-controlling interests	—	(6)	(6)	(5)
Other changes in ownership	77	(3)	74	(77)
Other comprehensive loss	(69)	—	(69)	—
Balance, September 30, 2015	$6,960	$28	$6,988	$148

Capital of Host L.P.

As of September 30, 2015, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

				Limited
		Non-		Partnership
	Capital of	controlling	Total	Interests of
	Host L.P.	Interests	Capital	Third Parties
Balance, December 31, 2014	$7,336	$32	$7,368	$225
Net income	395	5	400	5
Issuance of common OP units	22	—	22	—
Repurchase of common OP units	(352)	—	(352)	—
Distributions declared on common OP units	(449)	—	(449)	(5)
Distributions to non-controlling interests	—	(6)	(6)	—
Other changes in ownership	77	(3)	74	(77)
Other comprehensive loss	(69)	—	(69)	—
Balance, September 30, 2015	$6,960	$28	$6,988	$148

Dividends/Distributions

On September 14, 2015, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2015 to stockholders of record as of September 30, 2015. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share Repurchase

In October 2015, Host Inc.’s Board of Directors authorized a second program to repurchase up to $500 million of common stock. Along with the $100 million of repurchase capacity remaining under the initial program, we have $600 million of repurchase capacity. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time, dependent upon market conditions. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at management’s discretion. The shares repurchased constitute authorized but unissued shares. As of October 8, 2015, we have repurchased 21.7 million shares at an average price of $18.45 for a total purchase price of approximately $400 million. During the third quarter, Host Inc. repurchased 12.2 million shares at an average price of $18.05 for a total purchase price of approximately $220 million. As of September 30, 2015, Host Inc. had repurchased 18.7 million shares at an average price of $18.76 for a total purchase price of approximately $352 million.

8.	Dispositions

On August 5, 2015, we sold the Kansas City Airport Marriott for approximately $8.5 million, and recognized a gain on the sale of $3.5 million. The following table provides summary results of operations for the five hotels sold in each of 2015 and 2014, which are included in continuing operations (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Revenues	$1	$44	$41	$140
Loss before taxes	(1)	(3)	—	8
Gain on disposals	5	—	61	112

On October 14, 2015, we sold the Novotel Auckland Ellerslie and the ibis Auckland Ellerslie for NZ$55 million ($38 million). We will record a gain on sale of approximately $13 million in the fourth quarter.

9.	Acquisitions

On June 8, 2015, we acquired The Phoenician, a 643-room Luxury Collection resort, in Scottsdale, Arizona, for $400 million. In connection with the acquisition, we incurred $1 million of acquisition costs. Accounting for the acquisition requires an allocation of the purchase price to the assets acquired and the liabilities assumed at their respective estimated fair values. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Property and equipment	$400
Total assets	400
Other liabilities	(2)
Net assets acquired	$398

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming that this acquisition occurred on January 1, 2014, are as follows (in millions, except per share and per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Revenues	$1,287	$1,309	$4,125	$4,119
Income from continuing operations	85	139	427	497
Net income	85	139	427	497

Host Inc.:
Net income attributable to Host Inc.	$85	$138	$417	$486

Basic earnings per common share	$.11	$.18	$.55	$.64
Diluted earnings per common share	$.11	$.18	$.55	$.64

Host L.P.:
Net income attributable to Host L.P.	$86	$140	$422	$493

Basic earnings per common unit	$.12	$.19	$.57	$.66
Diluted earnings per common unit	$.12	$.19	$.57	$.66

The above pro forma results of operations exclude $1 million of acquisition costs for the year-to-date period ended September 30, 2015. The condensed consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2015 include approximately $18 million and $23 million, respectively, of revenues and $5 million and $6 million, respectively, of net loss related to our 2015 acquisition.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at September 30, 2015 and December 31, 2014, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$14	$—	$14	$—
Liabilities
Interest rate swap derivatives (1)	(12)	—	(12)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$13	$—	$13	$—
Liabilities
Interest rate swap derivatives (1)	(2)	—	(2)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties sold (2)	—	—	—	18
___________
(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurement is as of the measurement date of the impairment and may not reflect the book value of the asset as of December 31, 2014.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of September 30, 2015.

During the third quarter, in contemplation of issuing the 4.5% Series F senior notes, we entered into five forward swaps for a total notional amount of $350 million. The purpose of the forward swaps was to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a 10-year period. Subsequent to the pricing date of the 4.5% Series F senior notes in October 2015, we net settled the five forward swaps for a total payment of approximately $9 million. The loss on the forward swaps will be recorded to other comprehensive income and will be amortized over the 10-year life of the Series F senior notes, as an increase to interest expense.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value
						Gain (Loss)		Gain (Loss)
	Total Notional		Maturity	Swapped	All-in-	Quarter ended September 30,		Year-to-date ended September 30,
Transaction Date	Amount		Date	Index	Rate	2015	2014	2015	2014
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$—	$—	$—	$—
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	—	—	—	—
September 2015		$350	September 2025			(10)	—	(10)	—
___________
(1)	The swap was entered into in connection with the A$86 million ($60 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($67 million) mortgage loan on seven properties in New Zealand.

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

During the third quarter, in connection with the maturity of two foreign currency forward sale contracts with a total notional amount of €55 million, for which we received total proceeds of approximately $12 million, we entered into two new foreign currency forward sale contracts with a total notional amount of €55 million. The gain related to the matured contracts is included in accumulated other comprehensive income and will be recognized in earnings when our investment in the Euro JV has been repatriated.

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended September 30,		Year-to-date ended September 30,
Range	Currency		in Dollars	Date Range	2015	2014	2015	2014
January 2013-September 2015		€100	$124	January 2016-September 2017	$—	$12	$10	$13
November 2014	C$	25	$22	November 2016	$2	$—	$3	$—

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended September 30,		Year-to-date ended September 30,
Currency	US$	Foreign Currency		2015	2014	2015	2014
Canadian dollars (1)	$34	C$	46	$3	$1	$4	$1
Euros	$86		€77	$—	$8	$7	$9
___________
(1)	We have drawn an additional $46 million on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

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

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,499	$2,597	$2,498	$2,668
Exchangeable Senior Debentures (Level 1)	391	476	386	739
Credit facility (Level 2)	1,009	1,009	704	704
Mortgage debt and other, excluding capital leases (Level 2)	378	387	403	413

11.	Geographic Information

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

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Revenues		Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2015	2014	2015	2014	2015	2014
United States	$1,234	$1,225	$3,886	$3,826	$10,338	$10,111
Australia	8	10	25	29	85	102
Brazil	7	9	22	29	54	82
Canada	15	22	44	65	65	82
Chile	5	7	18	23	41	44
Mexico	7	7	21	21	20	26
New Zealand	11	14	37	41	80	128
Total	$1,287	$1,294	$4,053	$4,034	$10,683	$10,575

12.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate six majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $28 million and $32 million as of September 30, 2015 and December 31, 2014, respectively. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At September 30, 2015 and December 31, 2014, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $92 million and $85 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income (loss) attributable to non-controlling interests of third parties was $(1) million for both quarters ended September 30, 2015 and 2014 and $5 million and $4 million for the year-to-date periods ended September 30, 2015 and 2014, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2015	December 31, 2014
OP units outstanding (millions)	9.2	9.3
Market price per Host Inc. common share	$15.81	$23.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$148	$225
Historical cost (millions)	89	94
Book value (millions) (1)	148	225
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to the non-controlling interests of Host L.P. was $1 million and $5 million for the quarter and year-to-date period ended September 30, 2015, respectively. The income attributable to the non-controlling interests of Host L.P. for the quarter and year-to-date periods ended September 30, 2014 was $2 million and $7 million, respectively.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $4 million as of September 30, 2015 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings will not exceed $10 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth, global economic prospects and the value of the U.S. dollar, and (ii) other factors such as natural disasters, weather, pandemics, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

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

•

our ability to maintain our properties in a first-class manner, including meeting capital expenditures requirements, and the effect of renovations, including temporary closures, on our hotel occupancy and financial results;

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2015	2014	Change		2015	2014	Change
Total revenues	$1,287	$1,294	(0.5)%		$4,053	$4,034	0.5%
Net income	85	145	(41.4)%		405	489	(17.2)%
Operating profit	132	202	(34.7)%		503	561	(10.3)%
Operating profit margin under GAAP	10.3%	15.6%	(530	bps)	12.4%	13.9%	(150	bps)
Adjusted EBITDA (1)	$323	$331	(2.4)%		$1,066	$1,050	1.5%

Diluted earnings per share	$.11	$.19	(42.1)%		$.53	$.63	(15.9)%
NAREIT FFO per diluted share (1)	.34	.42	(19.0)%		1.12	1.17	(4.3)%
Adjusted FFO per diluted share (1)	.34	.34	—		1.15	1.10	4.5%

Comparable Hotel Data:
	2015 Comparable Hotels (2)
	Quarter ended September 30,				Year-to-date ended September 30,
	2015	2014	Change		2015	2014	Change
Comparable hotel revenues (1)	$1,226	$1,201	2.1%		$3,830	$3,716	3.1%
Comparable hotel EBITDA (1)	315	315	—		1,045	1,009	3.5%
Comparable hotel EBITDA margin (1)	25.65%	26.2%	(55	bps)	27.3%	27.2%	10	bps
Change in comparable hotel RevPAR - Constant US$	2.8%				3.9%
Change in comparable hotel RevPAR - Nominal US$	1.6%				2.9%
Change in comparable domestic RevPAR	2.8%				4.0%
Change in comparable international RevPAR - Constant US$	2.2%				(0.1)%
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

(2)	Comparable hotel operating statistics for 2015 and 2014 are based on 99 hotels as of September 30, 2015.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis improved 2.8% for the third quarter, driven by rate growth of 2.3%, and a slight increase in occupancy of 30 basis points to 80.3%. The low growth in RevPAR for the third quarter was due to difficult comparisons to prior year, when comparable RevPAR increased 7.9%, as well as the shifting of holidays in the third quarter 2015 and softer than expected leisure business and international travel in August. Additionally, RevPAR was impacted negatively by 20 basis points for the third quarter and year-to-date due to the previously disclosed adoption on January 1, 2015 of the 11th Edition of the Uniform System of Accounts for the Lodging Industry (“USALI”). Year-to-date, comparable RevPAR on a constant US$ basis improved 3.9%, driven almost entirely by rate growth. Year-to-date 2015 operating results were significantly affected by disruption related to the renovation of guest rooms and public spaces during the first half of the year.

On a constant US$ basis, RevPAR at our international properties increased 2.2% for the third quarter and decreased 0.1% year-to-date. The year-to-date decline was primarily due to difficult comparisons for the JW Marriott Hotel Rio de Janeiro due to the FIFA World Cup that generated exceptional results in the second and third quarter of 2014, as well as renovation disruption during 2015 at the Calgary Marriott Downtown Hotel. The decline offset a strong performance in our Asia-Pacific market where RevPAR increased 6.2% and 7.7% for the quarter and year-to-date, respectively. Additionally, the comparative strength in the U.S. dollar continued to hamper results, as RevPAR at our international properties decreased 20.7% on a nominal dollar basis for the third quarter.

Our European joint venture’s (“Euro JV”) comparable hotel RevPAR on a constant euro basis increased approximately 9.1% and 6.3% for the third quarter and year-to-date, respectively, driven by rate growth of 4.3% and 4.2%, respectively, and an increase in occupancy of 3.8 and 1.6 percentage points, respectively. The third quarter increase was primarily driven by additional transient and contract business which led to a total revenue increase of 6.9% and 4.3%, respectively, at the Euro JV’s comparable properties on a constant euro basis.

Rooms

Our comparable room revenue increased 1.6% for the quarter, reflecting the 2.8% increase in comparable RevPAR on a constant US$ basis, partially offset by currency translation effects for our international properties. At the same time, comparable rooms expenses decreased 0.5% for the quarter as the improvements in RevPAR were rate driven, as opposed to occupancy driven, which limits the growth in departmental costs, particularly wages and benefits, and improves overall profitability. Comparable rooms expenses also benefitted from the adoption of USALI. For the year-to-date, our comparable rooms revenue increased 3.0%, while comparable rooms expenses were relatively flat compared to 2014.

Food and beverage

We experienced strong growth in comparable food and beverage revenue with an increase of 6.5% and 4.8% for the quarter and year-to-date.  While approximately 280 and 290 basis points of the increase can be attributed to the implementation of USALI for the quarter and year-to-date, respectively, the results were also driven by improved group banquet business, as several large group events exceeded expected results due to increased attendance or additional spend.

Total revenues

For the third quarter and year-to-date, total revenues decreased 0.5% and increased 0.5%, respectively, reflecting revenue growth of 2.1% and 3.1%, respectively, at our comparable properties, offset by the operating results at our non-comparable hotels and recent dispositions. Additionally, comparable revenues in the third quarter of 2014 includes $9 million of business interruption proceeds for Hurricane Sandy. Our non-comparable properties that are under-going major renovations are estimated to have decreased revenues by approximately $18 million and $39 million for the quarter and year-to-date, respectively. Additionally, the net effect of our acquisition and disposition activity reduced total revenues by $21 million for the quarter and $63 million year-to-date.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) decreased 530 basis points for the third quarter and 150 basis points year-to-date. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, and corporate expenses. The third quarter 2014 corporate expenses included a $69 million gain due to the reversal of previously accrued litigation costs. Our comparable hotel EBITDA margins, which exclude these items, decreased 55 basis points, to 25.65%, for the third quarter and increased 10 basis points, to

27.3%, year-to-date. Comparable hotel EBITDA margins were affected by a combination of the adoption of USALI and the receipt of $9 million of business interruption proceeds related to Hurricane Sandy in the third quarter of 2014, which reduced comparable hotel EBITDA margins by approximately 35 basis points and 25 basis points for the quarter and year-to-date, respectively.

Net income

Net income for the quarter decreased $60 million, due primarily to the litigation accrual reversal that occurred in 2014. Year-to-date, net income decreased $84 million, due to a decrease in the gains on sale of assets, the 2014 litigation accrual reversal and an increase in debt extinguishment costs, partially offset by improvements in operations. Adjusted EBITDA decreased $8 million for the quarter and increased $16 million year-to-date, as improvements in operations were offset by acquisition and disposition activity, which, on a net basis, reduced Adjusted EBITDA by $11 million and $27 million, respectively, compared to the corresponding 2014 periods. These items also led to Adjusted FFO per diluted share of $0.34 for the quarter, while year-to-date Adjusted FFO per diluted share increased $0.05, or 4.5%, to $1.15.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

We believe that RevPAR growth for the fourth quarter of 2015 will be driven by growth in GDP, due to strength in employment and business investment, which will continue to drive U.S. lodging demand. At the same time, supply growth remains below historical levels for the industry overall, however, growth in individual markets, such as New York, may exceed historical levels. We anticipate that fourth quarter RevPAR growth will be both rate and occupancy driven, while the full year RevPAR growth will be primarily rate driven, which should lead to improvements in our operating margins and results, based on observed improvements in group booking pace. However, several near-term trends that have affected the first three quarters of 2015 are expected to continue into the fourth quarter. Globally, the recent slowdown in the China economy, continued unease with the emerging market economic prospects and the strength of the U.S. dollar could negatively impact international lodging demand. Weakness in the energy and oil markets are causing a decline in demand in our Houston and Calgary markets, while underperformance in certain of our other U.S. markets, including New York, will hinder full year and fourth quarter results.

As a result of the trends described above, we anticipate that comparable hotel RevPAR growth in the fourth quarter will lead to overall growth for full year 2015 of between 4.0% to 4.5% on a constant US$ basis. For 2016, although we expect supply growth to approach historical averages, we generally believe that the current trends in the lodging industry will continue and that increases in lodging demand will outpace increases in lodging supply. Based on these trends and our current booking pace for 2016, we expect stronger RevPAR growth in 2016.

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

Strategic Initiatives

Our goal is to be the premier lodging real estate company and to generate superior total returns for our stockholders through a combination of appreciation in asset values, growth in earnings and dividend distributions.  To achieve this objective, we seek to:

•	Own a high-quality portfolio of hotel real estate primarily located in our target markets;
•	Create value in our existing portfolio through well-integrated asset management and capital investment;
•	Allocate and recycle capital with discipline in order to earn returns that exceed our cost of capital;
•	Maintain a flexible capital structure that fosters external growth throughout the lodging cycle; and
•	Align our organizational structure with our business objectives to be an employer of choice and a responsible corporate citizen.

Portfolio

Our portfolio includes multiple types of premium hotels, primarily located within a defined set of target markets that meet our investment criteria. We continue to focus on long-term results by investing in locations that we believe have strong demand generators that appeal to multiple customer segments, achieve premium rates and have relatively high barriers to entry that limit new supply. At the same time, we intend to reallocate capital out of markets where we expect lower growth prospects or higher capital expenditures requirements. We may also dispose of assets in target markets when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives.

We have begun to execute on our strategy, announced in September 2015, to exit the Asia-Pacific market. While we are pleased with the overall performance of these assets, we do not believe we can find additional properties that meet our investment criteria. Subsequent to quarter end, we completed the sales of the Novotel Auckland Ellerslie and ibis Auckland Ellerslie hotels, New Zealand for NZ$55 million ($38 million), including the repayment of NZ$22 million ($15 million) of associated mortgage debt. Additionally, our joint venture in Asia, in which we own a 25% interest, completed the sale of the Four Points by Sheraton Perth in Perth, Australia for A$91.5 million ($67 million), including the repayment of A$43 million ($32 million) of associated debt. We expect to sell our six remaining properties in New Zealand and Australia over the next twelve months but can provide no assurance on the timing or completion of those sales.

On October 28, 2015, the Euro JV sold a portfolio of eight hotels, including the Sheraton Roma Hotel & Conference Center, The Westin Palace Milan, The Westin Europa & Regina, the Sheraton Warsaw Hotel & Towers, the Pullman Bercy Paris, the Le Méridien Grand Hotel Nuremberg, the Renaissance Brussels Hotel and the Brussels Marriott Executive Apartments, for approximately €420 million ($464 million) and repaid €185 million ($204 million) of mortgage debt associated with those properties. We anticipate a gain on sale for the Euro JV of approximately €26 million ($29 million) in the fourth quarter. Our approximate 33% pro rata share of the gain will be recorded in equity in earnings of affiliates.

Including the transactions discussed above, we or our joint ventures have successfully completed the sale of 17 assets year-to-date for net proceeds to us of approximately $325 million after debt repayments of $107 million. We expect to use proceeds from the sales to fund the stock repurchase program, capital expenditures and other corporate objectives.

Balance Sheet

We believe that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and the necessary flexibility to take advantage of opportunities throughout the lodging cycle, positioning us for opportunistic external growth. We remain committed to maintaining an investment grade rating, with an appropriate balance of cash, debt, and equity. As operations have improved in the past several years, we have executed successfully on our strategy to decrease our leverage as measured by our net debt to EBITDA ratio and to reduce our debt service obligations, leading to an increase in our interest coverage ratio and an investment grade rating for Host L.P.’s senior notes. These improvements were due to stronger operations but also were accomplished through acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and the repayment and refinancing of senior notes and mortgage debt in order to extend maturity dates and obtain lower interest rates.  For further detail, including the results of our financial tests under our credit facility and senior notes indentures as of September 30, 2015, see “Liquidity and Capital Resources” and “Debt”.

Stock Repurchase Program and Dividends. In October 2015, Host Inc.’s Board of Directors approved a second program to repurchase up to $500 million of common stock. Along with the $100 million of repurchase capacity remaining under the initial program announced in April 2015, we have $600 million of repurchase capacity. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The level of purchases also will depend upon operating results, funds generated by sales activity, dividends that may be required by tax gains on those sales and other investment options that may be available, including reinvesting in our portfolio or acquiring new hotels. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. As of October 8, 2015, we have repurchased 21.7 million shares at an average price of $18.45 for a total purchase price of approximately $400 million. During the third quarter and through early October, we repurchased 15.2 million shares at an average price of $17.76 per share for a total purchase price of $269 million.

The execution of our stock repurchase program and our quarterly dividend has resulted in over $1 billion of cash returned to our stockholders during 2015. We remain committed to our long-term strategic goal of generating superior returns to our stockholders by driving operating performance, refining our strategy to adapt to changes in the lodging industry, and making well-considered investments that will create real growth in stockholder value.

Debt transactions. During the quarter, we entered into a new $500 million term loan (“2015 Term Loan Facility”) by exercising the accordion feature of our existing credit facility and, at closing, drew $300 million. We have the option to draw all or a portion of the remaining $200 million through March 8, 2016. The Term Loan has a five-year maturity and a floating interest rate of LIBOR plus 110 basis points based on Host L.P.’s current unsecured long-term debt rating at September 30, 2015 (or approximately a 1.3% all-in interest rate). Proceeds were used to repay outstanding amounts on the revolver portion of the credit facility. During the quarter, we had net repayments under the revolver portion of our credit facility of $55 million and, as of September 30, 2015, had $791 million of remaining available capacity.

Additionally, during the quarter, holders of $8.7 million of our 2.5% Exchangeable Senior Debentures due 2029 (the “Debentures”) elected to exchange their debentures into 0.7 million shares of Host Inc. common stock.

Subsequent to quarter end, we had several additional debt transactions, including:

On October 14, 2015, we issued $400 million of 4.5% Series F senior notes due February 2026 for proceeds of approximately $395 million, net of discounts, underwriting fees and expenses. Interest on the Series F senior notes is payable semi-annually in arrears on February 1 and August 1, commencing February 1, 2016. The net proceeds from the issuance of the Series F senior notes, along with cash on hand and a draw on the credit facility will be used to redeem $500 million of our 6% Series V senior notes due 2020 at an aggregate redemption price of $515 million in November 2015.

On October 19, 2015, Host L.P. gave notice that it will redeem all of its currently outstanding Debentures in the amount of $391 million at a cash redemption price of 100% of the principal amount, plus accrued interest to the November 3, 2015 redemption date. The exchange price is equivalent to a Host Inc. share price of $12.45. Based on Host Inc.’s current stock price, the exchange value of the debentures exceeds the cash redemption price and for this reason we would expect the holders to elect to exchange their debentures for common stock at the exchange value rather than receive the cash redemption price at par. The last date by which holders have to elect to exchange is October 30, 2015. If all of the outstanding debentures are exchanged, this would result in the issuance of approximately 32.1 million shares of common stock by Host Inc. (including shares issued for debentures already exchanged). These shares have been included in the quarter and year-to-date calculations of Adjusted FFO per diluted share on a weighted average basis; however, they have been excluded from the calculation of earnings per diluted share, as they have been anti-dilutive for all periods presented.

Capital Investments

Value enhancement. We have continued to make significant progress on our strategic initiative to appropriately match each hotel within its specific market with the best operator and brand to optimize operating performance. This initiative may include new relationships with independent operators that may be an improved fit for smaller or unique properties. In September 2015, we reached an agreement to franchise The Westin Indianapolis and have selected HEI Hotels & Resorts as the operator. In October 2015 we reached an agreement to franchise the Chicago Marriott Suites O’Hare and have selected Davidson Hotels & Resorts as the operator. Year-to-date, we have successfully negotiated new franchise or management agreements at six properties, for a total of 14 third party managed hotels in our consolidated and joint venture portfolio.

Capital Expenditures Projects. We continue to pursue opportunities to invest in our existing portfolio through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design, and replace aging equipment and systems with more efficient technology. Year-to-date, we have completed renovations of 6,700 guestrooms, over 385,000 square feet of meeting space and approximately 100,000 square feet of public space.

•

Redevelopment and Return on Investment and Acquisition Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We spent approximately $175 million for these projects during the first three quarters of 2015, compared to $69 million during the first three quarters of 2014. Projects completed during the third quarter include the addition of approximately 6,000 square feet of meeting space at the New Orleans Marriott and 1,800 square feet of meeting space at the Washington Marriott at Metro Center.

We continue to progress on our strategic asset repositioning and rebranding initiatives for three properties. The Logan, Philadelphia, part of the Curio – A Collection by Hilton, and The Camby Hotel, Phoenix, part of Marriott’s Autograph Collection, both of which were closed in summer 2015 to expedite the transition, are expected to be substantially completed by year end and begin operations. The Axiom Hotel, San Francisco, which has been closed the entire year, is expected to be completed in early 2016. As these properties re-establish their respective market presence and ramp up operations in 2016, we believe that net income and hotel-level EBITDA will exceed 2015 results for these three properties by approximately $18 million and $26 million, respectively, based on preliminary internal forecasts. The forecast is based on internal estimates of operating performance metrics including expected occupancy, average room rate, mix of group and transient customers, as well as market specific estimates of demand drivers.  Additionally, based on like hotels in our portfolio we have estimated costs such as utilities, marketing, general overhead costs, and management fees. Each of these hotels has been completely repositioned and will be operated by a new management company. For this reason, historical operating data is not predictive of future results and there can be no assurances that we will achieve these 2016 forecasts due to potential delays in the renovations, less than expected demand or a slower than expected ramp-up in operations.

We expect that fourth quarter spending for ROI projects, including acquisition capital expenditures, will be approximately $108 million, compared to $43 million in 2014, resulting in expected total spend for 2015 of $275 million to $290 million.

•

Renewal and Replacement Capital Expenditures. We spent $77 million and $297 million on renewal and replacement capital expenditures during the third quarter and year-to-date 2015, respectively, compared to $71 million and $218 million during the third quarter and year-to-date 2014, respectively. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Significant renewal and replacement projects completed during the third quarter included the renovation of 1,328 rooms at the New Orleans Marriott, renovation of the 20,000 square foot pavilion at the Sheraton San Diego Hotel & Marina and renovation of 3,100 square feet of public space at the New York Marriott Marquis. We expect that our investment in renewal and replacement expenditures in 2015 will total approximately $345 million to $360 million. Our expected spend of approximately $55 million in the fourth quarter represents a decrease of 48% compared to $106 million spent in the fourth quarter of 2014.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2015	2014	Change	2015	2014	Change
Total revenues	$1,287	$1,294	(0.5)%	$4,053	$4,034	0.5%
Operating costs and expenses:
Property-level costs (1)	1,138	1,137	0.1	3,486	3,458	0.8
Corporate and other expenses	21	(38)	N/M	68	25	172.0
Gain on insurance settlements	4	7	(42.9)	4	10	(60.0)
Operating profit	132	202	(34.7)	503	561	(10.3)
Interest expense	49	51	(3.9)	173	164	5.5
Gain on sale of assets	5	1	400.0	62	112	(44.6)
Provision for income taxes	9	6	50.0	13	17	(23.5)
Income from continuing operations	85	145	(41.4)	405	489	(17.2)

Host Inc.:
Net income attributable to non- controlling interests	$—	$1	N/M	$10	$11	(9.1)
Net income attributable to Host Inc.	85	144	(41.0)	395	478	(17.4)

Host L.P.:
Net income (loss) attributable to non-controlling interests	$(1)	$(1)	—	$5	$4	25.0
Net income attributable to Host L.P.	86	146	(41.1)	400	485	(17.5)
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the third quarter and year-to-date 2015, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) had a significant impact on year-over-year comparisons. Our operations for the third quarter and year-to-date periods of 2015 were affected by the sale of five hotels in the first three quarters of 2015 and five hotels during 2014, as well as the acquisition or new development of four hotels: The Phoenician acquired in June 2015, the YVE Hotel Miami acquired in August 2014 and the ibis and Novotel Rio de Janeiro Parque Olimpico hotels, which opened in the fourth quarter of 2014. The net effect of our Recent Acquisitions and Dispositions was to reduce total revenues by $21 million for the quarter and $63 million year-to-date, net income by $3 million for the quarter and $15 million year-to-date, and Adjusted EBITDA by $11 million for the quarter and $27 million year-to-date.

•

The results of our non-comparable properties that are under renovation decreased total revenues by approximately $18 million for the quarter and $39 million year-to-date, while net income and Adjusted EBITDA have been negatively affected by $4 million and $15 million for the third quarter and year-to-date, respectively, when compared to their 2014 results.

•

Our domestic hotel portfolio represents approximately 96% of our revenues and total assets. However, for international properties, we are exposed to currency exchange risks in the normal course of business. Due to the strengthening of the U.S. dollar, total revenues were affected negatively by approximately $15 million for the third quarter and $32 million year-to-date. Additionally, currency fluctuations decreased net income approximately $2 million for the third quarter and $4 million year-to-date and Adjusted EBITDA by $8 million for the third quarter and $18 million year-to-date.

•

As previously disclosed, on January 1, 2015, our operators adopted the 11th edition of USALI, which reclassifies certain hotel-level revenue and expense items. The 2014 results were not restated for the changes and therefore impact our comparative operating results. We estimate the adoption of USALI decreased rooms revenue growth by 20 basis points for the third quarter and year to date, increased comparable F&B revenues growth by approximately 280 basis points and 290 basis points for the third quarter and year-to-date, respectively, and increased other revenue growth by 40 basis points for the third quarter and decreased other revenue growth by 10 basis points year-to-date. The adoption of USALI did not impact net income, comparable hotel EBITDA, or Adjusted EBITDA. Please see “-Comparable Hotel Operating Results” for further discussion.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues:
Rooms	$870	$884	(1.6)%	$2,625	$2,613	0.5%
Food and beverage	337	330	2.1	1,160	1,150	0.9
Other	80	80	—	268	271	(1.1)
Total revenues	$1,287	$1,294	(0.5)	$4,053	$4,034	0.5

Rooms. Rooms revenues decreased 1.6% for the quarter and increased 0.5% for the year to date primarily due to the effect of our Recent Acquisitions and Dispositions, which decreased rooms revenues by a net $17 million and $41 million for the quarter and year-to-date periods, respectively. The decrease was partially offset by the improvement in comparable RevPAR.

Food and beverage. Food and beverage (“F&B”) revenues increased 2.1% and 0.9% for the quarter and year-to-date, respectively. For our comparable hotels, F&B revenues increased 6.5% and 4.8%, respectively, for the quarter and year-to-date, driven by growth in banquet and audio visual revenues of 8.8% and 5.6%, respectively, in addition to improvements due to the implementation of USALI. F&B revenues also reflect a decline of $5 million and $20 million for the quarter and year-to-date, respectively, due to the effect of our Recent Acquisitions and Dispositions.

Other revenues. Other revenues were unchanged at $80 million for the quarter and decreased $3 million to $268 million, for the year to date due to lower guest room telephone and internet revenue, offset by an increase in attrition and cancellation fees and the positive impact of the implementation of USALI. Additionally, our Recent Acquisitions and Dispositions had a net positive effect of $1 million for the quarter and a net negative effect of $1 million for the year-to-date.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2015	2014	Change	2015	2014	Change
Expenses:
Rooms	$228	$236	(3.4)%	$681	$696	(2.2)%
Food and beverage	258	260	(0.8)	830	829	0.1
Other departmental and support expenses	322	314	2.5	973	949	2.5
Management fees	51	55	(7.3)	171	171	—
Other property-level expenses	99	94	5.3	296	289	2.4
Depreciation and amortization	180	178	1.1	535	524	2.1
Total property-level operating expenses	$1,138	$1,137	0.1	$3,486	$3,458	0.8

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 56% of the operating expenses at our hotels (excluding depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses decreased $8 million and $15 million for the third quarter and year-to-date 2015, respectively, due to a net decrease of $4 million and $9 million for the quarter and year-to-date periods, respectively, for our Recent Acquisitions and Dispositions as well as a slight decline at our comparable hotels for the quarter and year-to-date. For the quarter, travel agent commissions decreased and rooms wages and benefits costs were well-controlled, leading to a 1.0% decrease in cost per occupied room compared to third quarter 2014.

Food and beverage. F&B expenses decreased $2 million and increased $1 million for the third quarter and year-to-date 2015, respectively, reflecting an increase of 3.0% for the quarter and 3.2% year-to-date at our comparable hotels, primarily due to the effect of the implementation of USALI, offset by savings in food cost and controllable expenses. The increase in F&B expenses at our comparable hotels was offset by a decrease of $3 million and $12 million for the quarter and year-to date periods, respectively, due to the results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $8 million for the third quarter and $24 million year-to-date, primarily due to increases in wages and benefits and linen purchases, as well as the implementation of USALI. The increases in other departmental and support expenses at our comparable hotels were offset partially by a net decrease of $2 million and $11 million for the quarter and year-to-date, respectively, due to the results of our Recent Acquisitions and Dispositions.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $1 million and $3 million for the third quarter and year-to-date 2015, respectively. The decline in base management fees was primarily due to our recent dispositions, as base management fees at our comparable properties were relatively unchanged compared to the prior year for both the quarter and year-to-date. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, decreased 12.1% to $13 million for the third quarter and increased 4.2% to $50 million for year-to-date 2015, as 64 of our properties earned incentive management fees for the third quarter of 2015.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
General and administrative cost	$20	$18	$63	$63
Non-cash stock-based compensation expense	1	5	9	15
Litigation (recoveries) accruals and acquisition costs, net	—	(61)	(4)	(53)
Total corporate and other expenses	$21	$(38)	$68	$25

Interest expense. Interest expense decreased $2 million and increased $9 million for the third quarter and year-to-date 2015, respectively. The increase year-to-date is due to an increase of $17 million in debt extinguishment costs, offset by the decline in our weighted average interest rate. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Cash interest expense(1)	$43	$45	$133	$141
Non-cash interest expense	6	6	19	19
Non-cash debt extinguishment costs	—	—	6	2
Cash debt extinguishment costs(1)	—	—	15	2
Total interest expense	$49	$51	$173	$164
___________
(1)	Including the change in accrued interest, total cash interest paid was $148 million and $141 million for year-to-date 2015 and 2014, respectively.

Gain (loss) on sale of assets.  During the third quarter and year-to-date 2015, we recognized a $5 million and a $62 million gain on sale of assets, respectively, due to the sale of one hotel in the third quarter, three hotels in the second quarter and one hotel in the first quarter. During the first quarter of 2014, we recognized a $112 million gain on the sale of an 89% interest in the Philadelphia Marriott Downtown.

Equity in earnings (losses) of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV. The improvement in equity in earnings for the third quarter reflects improved operations at our Euro JV and the sale of timeshares by our Maui timeshare joint venture, offset by the negative effect of foreign currency. The year-to-date improvement primarily resulted from the €36 million ($40 million) gain recorded by the Euro JV on the sale of the Crowne Plaza Hotel Amsterdam City Centre.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax provision recorded in the third quarter and year-to-date 2015 primarily reflects hotel operations, foreign income taxes, and an accrual for uncertain tax positions.

Comparable Hotel Sales Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of September 30, 2015, 99 of our 110 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of September 30, 2015 and 2014, respectively:

Comparable Hotels by Market in Constant US$

	As of September 30, 2015		Quarter ended September 30, 2015			Quarter ended September 30, 2014
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$234.93	89.6%	$210.50	$223.10	89.6%	$199.83	5.3%
New York	8	6,960	287.21	91.3	262.16	285.86	90.5	258.85	1.3
Washington, D.C.	12	6,020	183.30	80.4	147.43	190.32	80.2	152.60	(3.4)
Atlanta	6	2,280	181.82	76.3	138.68	172.75	76.9	132.86	4.4
Florida	8	4,965	182.35	67.9	123.86	173.09	69.8	120.74	2.6
Chicago	6	2,392	211.59	86.9	183.81	204.07	86.1	175.66	4.6
Denver	3	1,363	160.09	80.3	128.59	156.15	77.8	121.45	5.9
Houston	3	1,142	188.51	66.6	125.50	205.54	67.6	138.95	(9.7)
Phoenix	3	1,241	137.98	63.6	87.75	141.36	62.8	88.77	(1.2)
Seattle	3	1,774	243.96	89.4	217.99	218.62	90.8	198.54	9.8
San Francisco	5	3,701	244.01	89.2	217.62	233.25	87.8	204.82	6.2
Los Angeles	8	3,228	207.67	85.0	176.47	193.00	83.8	161.79	9.1
San Diego	4	3,331	198.41	86.0	170.56	188.64	85.6	161.50	5.6
Hawaii	3	1,682	310.13	87.7	271.94	315.64	84.8	267.82	1.5
Other	11	7,270	150.31	67.1	100.79	152.18	66.0	100.42	0.4
Domestic	87	50,534	213.65	80.6	172.18	208.90	80.2	167.47	2.8

Asia-Pacific	8	1,544	$125.22	82.4%	$103.22	$121.15	80.2%	$97.15	6.2%
Canada	2	849	184.18	69.1	127.20	179.66	74.6	134.06	(5.1)
Latin America	2	557	264.79	69.5	184.11	248.75	71.0	176.54	4.3
International	12	2,950	164.38	76.2	125.24	159.45	76.9	122.57	2.2
All Markets - Constant US$	99	53,484	211.06	80.3	169.57	206.26	80.0	164.97	2.8

Comparable Hotels in Nominal US$
	As of September 30, 2015		Quarter ended September 30, 2015			Quarter ended September 30, 2014
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	8	1,544	$125.22	82.4%	$103.22	$155.72	80.2%	$124.87	(17.3)%
Canada	2	849	184.18	69.1	127.20	215.93	74.6	161.13	(21.1)
Latin America	2	557	264.79	69.5	184.11	347.17	71.0	246.38	(25.3)
International	12	2,950	164.38	76.2	125.24	205.56	76.9	158.02	(20.7)
Domestic	87	50,534	213.65	80.6	172.18	208.90	80.2	167.47	2.8
All Markets - Nominal US$	99	53,484	211.06	80.3	169.57	208.72	80.0	166.94	1.6

Comparable Hotels by Market in Constant US$

	As of September 30, 2015		Year-to-date ended September 30, 2015			Year-to-date ended September 30, 2014
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$228.73	80.9%	$184.95	$216.73	79.1%	$171.36	7.9%
New York	8	6,960	280.20	85.6	239.88	278.77	87.3	243.27	(1.4)
Washington, D.C.	12	6,020	206.10	77.2	159.12	202.42	78.6	159.15	-
Atlanta	6	2,280	181.13	76.6	138.69	171.17	75.2	128.78	7.7
Florida	8	4,965	236.44	76.5	180.84	222.82	76.7	170.93	5.8
Chicago	6	2,392	202.54	75.9	153.70	191.79	76.2	146.22	5.1
Denver	3	1,363	158.70	71.1	112.78	152.44	69.9	106.52	5.9
Houston	3	1,142	206.64	69.7	143.95	225.33	70.4	158.62	(9.2)
Phoenix	3	1,241	212.13	72.6	154.07	196.59	73.7	144.80	6.4
Seattle	3	1,774	210.45	81.5	171.50	191.92	81.4	156.27	9.7
San Francisco	5	3,701	238.75	86.0	205.29	223.03	83.5	186.25	10.2
Los Angeles	8	3,228	194.87	82.4	160.63	179.23	82.9	148.65	8.1
San Diego	4	3,331	198.86	85.3	169.68	187.18	82.6	154.57	9.8
Hawaii	3	1,682	322.47	89.2	287.49	320.90	84.3	270.60	6.2
Other	11	7,270	169.19	69.1	116.85	165.60	69.4	114.98	1.6
Domestic	87	50,534	220.48	78.9	173.90	212.36	78.7	167.13	4.0

Asia-Pacific	8	1,544	$136.13	82.7%	$112.65	$128.94	81.1%	$104.61	7.7%
Canada	2	849	181.97	59.9	108.98	179.03	70.4	126.06	(13.5)
Latin America	2	557	283.73	69.7	197.85	273.18	71.5	195.43	1.2
International	12	2,950	172.93	73.8	127.59	167.52	76.3	127.78	(0.1)
All Markets - Constant US$	99	53,484	218.00	78.6	171.33	209.95	78.6	164.95	3.9

Comparable Hotels in Nominal US$
	As of September 30, 2015		Year-to-date ended September 30, 2015			Year-to-date ended September 30, 2014
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	8	1,544	$136.13	82.7%	$112.65	$153.99	81.1%	$124.93	(9.8)%
Canada	2	849	181.97	59.9	108.98	206.55	70.4	145.43	(25.1)
Latin America	2	557	283.73	69.7	197.85	352.69	71.5	252.32	(21.6)
International	12	2,950	172.93	73.8	127.59	202.81	76.3	154.69	(17.5)
Domestic	87	50,534	220.48	78.9	173.90	212.36	78.7	167.13	4.0
All Markets - Nominal US$	99	53,484	218.00	78.6	171.33	211.85	78.6	166.44	2.9

RevPAR improvements continued to be led by our properties on the west coast, with four of these markets outperforming our portfolio. Our Seattle properties had a strong quarter, as a shift in business mix to higher-rated transient business at peak summer rates led to an average rate growth of 11.6%. RevPAR growth at our Los Angeles, San Francisco and San Diego markets were driven by rate improvement of 7.6%, 4.6% and 5.2%, respectively, driven by strong transient demand. At our Hawaiian properties, average occupancy increased by 2.8 percentage points driven by strong transient market demand due to stable airline ticket prices and an increase in airlift, while average rate declined 1.7% primarily due to fewer highly-rated timeshare preview rooms at the Hyatt Regency Maui Resort & Spa. Our Phoenix properties, which have outperformed the portfolio year-to-date, had a difficult third quarter due to a decline in group business.

On the east coast, our Boston properties outperformed the portfolio with 5.3% RevPAR growth driven entirely by rate growth.  Strong group business at the Boston Marriott Copley Place and the Westin Waltham Boston contributed to group revenue growth of over 16% in the quarter. However, our other east coast markets underperformed the overall portfolio. Our Washington, D.C. properties experienced a decline in average rate of 3.7% due to difficult comparisons as several large citywide events in 2014 did not repeat this year. In New York, supply growth continued to hamper RevPAR growth, although RevPAR did increase 1.3% which outperformed the upper upscale lodging segment as defined by Smith Travel Research by 90 basis points, driven by an increase in transient occupancy.

In the southern and central U.S., the Denver, Chicago, and Atlanta markets outperformed our portfolio. Our Denver market benefitted from a combination of rate and occupancy improvement due to solid corporate group production at The Westin Denver

Downtown and strong transient demand at Denver Marriott Tech Center and Denver Marriott West. Chicago’s RevPAR growth was driven by an 8.6% increase in transient rate as three hotels benefitted from renovations earlier in the year. The Atlanta market primarily benefited from rate improvement due to renovations completed last year at The Westin Buckhead Atlanta and Grand Hyatt Atlanta in Buckhead; however, results were hampered by certain cancellations and city wide events that did not create the anticipated compression. Our Florida market slightly underperformed our portfolio due to a decrease in occupancy of 1.8 percentage points. Results were negatively affected by cancellations and emergency shut downs related to Tropical Storm Erika in August, as well as renovations at Orlando World Center Marriott. Our Houston market continued to underperform our portfolio due to overall weakness in the oil industry which has significantly reduced demand in the market.

Our Asia-Pacific properties experienced growth in RevPAR of 6.2% for the quarter on a constant US$ basis due to strong group demand. RevPAR at our Latin America properties also experienced growth in RevPAR as strong group demand at the JW Marriott Hotel Mexico City offset the decline at our JW Marriott Hotel Rio de Janeiro, which was negatively affected by difficult comparisons to the World Cup in 2014. At our Canadian properties, falling oil prices significantly impacted the Calgary Marriott Downtown Hotel and led to a decrease in RevPAR of 5.1% on a constant US$ basis. Due to the continued strength of the U.S. dollar on a relative basis, RevPAR at our international properties declined 20.7% for the quarter.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 30, 2015 and 2014, respectively:

Comparable Hotels by Type in Nominal US$

	As of September 30, 2015		Quarter ended September 30, 2015			Quarter ended September 30, 2014
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	32,643	$223.49	83.7%	$187.17	$224.12	83.3%	$186.63	0.3%
Suburban	25	8,897	178.57	77.8	138.99	170.22	76.6	130.46	6.5
Resort	13	8,024	216.50	66.8	144.56	212.54	68.1	144.81	(0.2)
Airport	8	3,920	168.03	85.5	143.61	155.41	84.4	131.22	9.4
All Types	99	53,484	211.06	80.3	169.57	208.72	80.0	166.94	1.6

	As of September 30, 2015		Year-to-date ended September 30, 2015			Year-to-date ended September 30, 2014
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	32,643	$225.06	80.0%	$180.03	$222.08	80.2%	$178.12	1.1%
Suburban	25	8,897	180.54	74.6	134.70	168.88	73.9	124.79	7.9
Resort	13	8,024	258.22	75.2	194.29	248.42	74.4	184.85	5.1
Airport	8	3,920	163.01	82.8	134.95	150.03	84.1	126.10	7.0
All Types	99	53,484	218.00	78.6	171.33	211.85	78.6	166.44	2.9

Our urban properties underperformed the portfolio for the quarter as average rate declined 0.3% and occupancy increased slightly by 0.5 percentage points. The domestic urban properties were negatively affected by renovation activity, as well as weakness at our Washington, D.C., New York and Houston downtown properties.  The international urban properties’ decline primarily reflects lower transient business due to the oil business at our Calgary Marriott Downtown Hotel, lower group rates at our New Zealand properties and difficult comparisons to the World Cup in 2014 at our JW Marriott Hotel Rio de Janeiro. Our resort properties also underperformed the portfolio for the quarter, driven by a decline in occupancy primarily due to renovations at Orlando World Center Marriott. Our suburban properties outperformed the portfolio due to strong rate growth of 4.9%, as high occupancy levels in urban markets has helped drive demand in adjacent suburban markets. Our airport properties led the portfolio for the quarter with RevPAR growth of 9.4%, driven by strong rate growth at our west coast airport properties.

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 99 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the third quarter, group revenue declined 1.2%, offset by transient revenue growth of 3.0%. The group revenue decline was driven by a 1.3% decrease in group room nights sold due to difficult comparisons to 2014 and a less favorable holiday calendar. As a result, association business was the weakest performing segment with room night decline of 16.1% which, when coupled with a decrease in rate of 2.8%, led to an overall decrease in association group revenues of 18.5%. Our transient business benefited from a shift towards higher-rated segments leading to an increase in both rate and room nights of 1.6% and 1.4%, respectively.

Year-to-date, our revenue growth was driven by a mix of group and transient revenue growth of 2.9% each. The group revenue growth was driven by a 3.9% increase in association business, and the transient revenue growth was driven by a 9.6% increase in higher-rated leisure segments. The increase in transient revenues was also due to an increase in average daily rate of 3.4%, offset by a decline in total transient room nights of 0.4%.

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

We intend to use available cash for acquisitions or other investments in our portfolio to the extent that we are able to find suitable investment opportunities that meet our return requirements. We may also continue, over time, to use available cash for other purposes, such as a return of capital through dividends or common stock repurchases. In April 2015, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of common stock, of which $100 million remains available, and, in October 2015, authorized a second program to repurchase an additional $500 million of common stock. Accordingly, we currently have $600 million remaining repurchase capacity.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, 96% of our hotels (as measured by revenues) are unencumbered by mortgage debt. We have access to multiple types of financing, as approximately 91% of our debt consists of senior notes, exchangeable debentures, and borrowings under our credit facility, none of which are collateralized by specific hotel properties. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders and stock and unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On October 15, 2015, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $148 million.

Capital Resources. As of September 30, 2015, we had $265 million of cash and cash equivalents, $791 million available under the revolver portion of our credit facility and $200 million of capacity under the 2015 Term Loan Facility. After adjusting for the significant disposition, debt and equity transactions that have occurred or have been announced subsequent to quarter end, we have approximately $214 million of cash and cash equivalents, $621 million available under the revolver portion and $200 million available under the 2015 Term Loan Facility of our credit facility and $3.9 billion of debt. In addition, after adjusting for the debt transactions that occurred after quarter end, our average debt maturity is 6.2 years with no significant maturities until 2019, with an average interest rate of 3.7%, including 67% with a fixed rate of interest. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2015, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt other than in accordance with its terms, of which the entire amount remains available under this authority. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. In addition, as noted above, to the extent we do not identify appropriate investments, we may elect in the future to use available cash for other uses, including share repurchases. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $54 million to $818 million for the year-to-date period ended September 30, 2015 compared to the same period in 2014, reflecting the improvement in our operations.

Cash Used in Investing Activities. Net cash used for investing activities was $702 million and $168 million for the first three quarters of 2015 and 2014, respectively. Cash used in investing activities primarily consists of capital expenditures on our existing portfolio, the acquisition of property and investments in our joint ventures, and totaled $917 million and $488 million during the first three quarters of 2015 and 2014, respectively. Cash used for renewal and replacement capital expenditures for the first three quarters of 2015 and 2014 was $297 million and $218 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $175 million and $69 million, respectively. Cash provided by investing activities was $215 million from the sale of five hotels and return of investment in the first three quarters of 2015 compared to $320 million from the sale of two hotels and return of investment in the first three quarters of 2014.

The following table summarizes significant acquisitions and dispositions that have been completed as of October 29, 2015 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
June	2015	Acquisition of The Phoenician	$(400)
		Total acquisitions/investments	$(400)

Transaction Date		Description of Transaction	Sales Price
Dispositions/Return on Investments
October	2015	Disposition of Novotel Auckland Ellerslie and ibis Auckland Ellerslie	$38
August	2015	Disposition of Kansas City Airport Marriott	9
July	2015	Distribution from the Euro JV	21
June	2015	Disposition of Park Ridge Marriott and Chicago Marriott O'Hare	89
June	2015	Disposition of Sheraton Needham	54
March	2015	Disposition of Delta Meadowvale Hotel & Conference Centre (1)	33
February	2015	Distribution from the Euro JV	4
		Total dispositions/return on investments	$248
___________

(1)	Sales price includes the receipt of $2 million for FF&E replacement fund.

Cash Used in Financing Activities. Year-to-date 2015, net cash used in financing activities was $521 million, compared to $1,065 million for year-to-date 2014. Cash used in financing activities primarily consisted of the repayment of debt for our refinanced senior notes, the payment of dividends and the repurchase of Host Inc. common stock. Significant debt transactions year-to-date September 30, 2015 include the issuance of the Series E senior notes to redeem the Series X senior notes, a $300 million draw on the 2015 Term Loan Facility, and the net draw on the revolver portion of our credit facility.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through October 29, 2015 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
January - October	2015	Net draw on revolver portion of credit facility	$95
October	2015	Proceeds from the issuance of $400 million 4.5% Series F senior notes(1)	395
September	2015	Borrowings on the $500 million 2015 Term Loan Facility	300
May	2015	Proceeds from the issuance of $500 million 4% Series E senior notes	495
		Total issuances	$1,285
___________
(1)	The proceeds from the issuance of the Series F senior notes will be used to redeem the 6% Series V senior notes due 2020 in November 2015.
			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
October	2015	Repayment of NZ$22 million mortgage loan on the Novotel Auckland Ellerslie and the ibis Auckland Ellerslie	$(15)
June	2015	Redemption of $500 million of 5 7/8% Series X senior notes	(515)
		Total cash repayments	$(530)
Non-cash Debt Transaction
July	2015	Exchange of portion of Debentures for common stock	$(9)

The following table summarizes significant equity transactions that have been completed through October 29, 2015 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - October	2015	Dividend payments (1)(2)	$(646)
May - October	2015	Repurchase of 21.7 million shares of Host Inc. common stock	(400)
		Cash payments on equity transactions	$(1,046)

Non-cash Equity Transaction
July	2015	Issuance of approximately 0.7 million common shares for the exchange of the Debentures (3)	$9
___________
(1)	In connection with the dividends, Host L.P. made distributions of $654 million.
(2)	Includes the cash payment for the fourth quarter 2014 dividend that was paid in January 2015.
(3)	In connection with the exchange, Host L.P. issued approximately 0.7 million common OP units.

Debt

As of September 30, 2015, our total debt was $4.3 billion, with an average interest rate of 4.3% and an average maturity of 5.2 years. Additionally, 73% of our debt has a fixed rate of interest and 100 of our hotels, representing 96% of our revenues, are unencumbered by mortgage debt.

Amended and Restated Credit Facility.  On September 10, 2015, Host L.P. entered into an amendment and restatement of its existing $1 billion revolving loan facility and $500 million term loan bank credit facility with Bank of America, N.A., as administrative agent, for the purpose of adding a new $500 million delayed draw term loan facility. The 2015 Term Loan Facility was established through an exercise of the option under the existing credit facility to increase the amount of the facility by up to $500 million. The restatement also included the opportunity to add an additional $500 million of commitments which may be used for revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments and the satisfaction of the other conditions specified in the restatement.

Host L.P. drew $300 million under the 2015 Term Loan Facility on September 10, 2015, and the remaining $200 million balance is available for drawing at Host L.P.’s election through March 8, 2016. Borrowings under the 2015 Term Loan Facility may be used for working capital and other general corporate purposes. The initial $300 million draw was used to repay amounts outstanding under the revolver portion of the credit facility.  Host L.P. is required to pay a quarterly unused commitment fee equal to 0.20% per annum times the average daily undrawn portion of the 2015 Term Loan Facility. Such unused commitment fee shall accrue from and after the 60th day following the Closing Date until the earlier of the commitment termination date and the date on which the 2015 Term Loan Facility is fully drawn.

The 2015 Term Loan Facility will mature in September 2020. The maturity dates of the revolving loan facility and the existing term loan facility under the existing credit facility remain unchanged, with initial scheduled maturity dates of June 2018 (in the case of the revolving loan facility), with the option for Host L.P. to extend the term for two additional six month terms, and June 2017 (in the case of the existing term loan facility), with the option for Host L.P. to extend the term for two additional years, in both cases subject to certain conditions, including the payment of an extension fee. Neither the revolving loan facility, existing term loan facility nor the 2015 Term Loan Facility require any scheduled amortization payments prior to maturity. Voluntary prepayments of the 2015 Term Loan Facility may be made without premium or penalty, but amounts repaid cannot be redrawn. Host L.P. will pay interest on borrowings under the 2015 Term Loan Facility at floating interest rates plus, in the case of loans based on LIBOR, a margin ranging from 90 to 175 basis points (depending on Host L.P.’s long-term unsecured debt rating). Based on Host LP’s long-term unsecured debt rating at September 30, 2015, our applicable margin for LIBOR loans is 110 basis points. The 2015 Term Loan Facility is otherwise subject to terms and conditions similar to those in the existing credit facility regarding subsidiary guarantees and pledges of security interests in subsidiaries, operational covenants, financial covenants and events of acceleration, all of which remain unchanged under the restatement.

Exchangeable Senior Debentures. As of September 30, 2015, we have $391 million of 2½% exchangeable senior debentures outstanding that were issued on December 22, 2009.  The Debentures are equal in right of payment with all of our other senior notes. On October 19, 2015, Host L.P. gave notice that it will redeem all of its currently outstanding Debentures at a cash redemption price of 100% of the principal amount, plus accrued interest to the November 3, 2015 redemption date. The Debentures currently are exchangeable and the exchange price is equivalent to a Host Inc. share price of $12.45. Based on Host Inc.’s current stock price, the exchange value of the Debentures exceeds the cash redemption price. For this reason, we expect holders to elect to exchange their Debentures at the exchange value rather than receive the redemption price at par.  The last date by which holders have to elect to exchange is October 30, 2015. We intend to settle all exchanges in shares of Host Inc.’s common stock and the exchange rate is equal to 80.3053 shares of Host Inc. common stock per $1,000 of Debentures (for an equivalent price of $12.45 per share as noted above). If all of the debentures are exchanged, this would result in the issuance of approximately 32.1 million shares of common stock by Host Inc. (including shares issued for debentures already exchanged).

We separately account for the liability and equity components of the Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date, which is the expected life thereof. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, was $316 million and $82 million, respectively. As of September 30, 2015, the debt carrying value was $391 million.

Interest expense recorded for our debentures for the periods presented consists of the following (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Contractual interest expense (cash)	$2	$3	$7	$8
Non-cash interest expense due to discount amortization	5	4	13	12
Total interest expense	$7	$7	$20	$20

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of September 30, 2015:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	3.0	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.3	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.3	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

On October 14, 2015, we completed an underwritten public offering of $400 million aggregate principal amount of Series F senior notes bearing interest at a rate of 4.5% per year due in 2026. The Series F senior notes are not redeemable prior to 90 days before the February 1, 2026 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. The notes were issued under a new senior notes indenture and have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends. These senior notes have covenants similar to our Series D and Series E senior notes, but are different than the covenants applicable to the prior series of senior notes issued before our investment grade rating.

We are in compliance with all of the financial covenants applicable to our Series D, Series E and Series F senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E and Series F senior notes and our actual credit ratios as of September 30, 2015:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	463%		Minimum ratio of 150%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	8.1	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating.   Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E and Series F senior notes) as of September 30, 2015 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	470%		Minimum ratio of 125%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	8.2	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E and Series F senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 30, 2015, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on October 15, 2015 to stockholders of record on September 30, 2015. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other uses, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) and a 33.4% interest in the second fund (“Euro JV Fund II”). At September 30, 2015, hotel investments by the Euro JV total approximately €1.8 billion, with €0.9 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. In July 2015, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2016. Our investment, total partners’ funding, and debt outstanding as of September 30, 2015 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment	Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)		(in millions)	(in millions)
Euro JV Fund I	€156	€597	87%	€441	€142
Euro JV Fund II	122	364	81%	484	162
	€278	€961		€925	€304

On July 8, 2015, the Euro JV distributed proceeds of the sale of the Crowne Plaza Hotel Amsterdam City Centre to its Fund I partners, of which Host’s share was approximately €19 million ($21 million).

Subsequent to quarter end, on October 28, 2015, the Euro JV sold a portfolio of eight hotels, noted earlier, for approximately €420 million ($464 million) and repaid the corresponding €185 million ($204 million) of mortgage loans associated with the properties. The Euro JV will record a gain on sale of approximately €26 million ($29 million) in the fourth quarter. Following the sale, Euro JV Fund I owns three hotels with 1,171 rooms and Euro JV Fund II owns seven hotels with 2,722 rooms.

The following table sets forth operating statistics for the 17 comparable Euro JV hotels as of September 30, 2015 and 2014:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended September 30,				Year-to-date ended September 30,
	2015	2014	Change		2015	2014	Change
Average room rate	€193.60	€185.64	4.3%		€192.39	€184.60	4.2%
Average occupancy	85.3%	81.5%	380	bps	79.0%	77.5%	160	bps
RevPAR	€165.12	€151.29	9.1%		€152.06	€143.04	6.3%
___________
(1)

The presentation above includes the operating performance for the 17 comparable properties consisting of 5,808 rooms. This table excludes one hotel that was acquired in 2014 as the joint venture did not own the hotel for the entirety of the periods presented. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR on a constant euro basis increased approximately 9.1% and 6.3% for the third quarter and year-to-date, respectively, which resulted in a total revenue increase of 6.9% and 4.3%, respectively, at the Euro JV’s comparable properties on a constant euro basis.

Asia/Pacific Joint Venture

In connection with our decision to exit the Asia/Pacific market, on October 14, 2015, our joint venture in Asia, in which we own a 25% non-controlling interest, sold the Four Points by Sheraton Perth for A$91.5 million ($67 million) and repaid A$43 million ($32 million) of associated mortgage debt. The joint venture will record a gain on sale of approximately A$23 million ($17 million) in the fourth quarter.

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

Of the 110 hotels that we owned on September 30, 2015, 99 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2015 are excluded from comparable hotel results for these periods:

•	Novotel Rio de Janeiro Parque Olimpico and ibis Rio de Janeiro Parque Olimpico (opened in the fourth quarter of 2014);
•	The Phoenician (acquired in June 2015);
•	YVE Hotel Miami (acquired as the b2 Miami downtown hotel in August 2014);
•	Axiom Hotel (acquired as the Powell Hotel in January 2014);
•

The Camby Hotel (previously The Ritz-Carlton, Phoenix), removed in the third quarter of 2015 (business interruption due to rebranding, including closure of the hotel in July 2015 for extensive renovation work);

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

The operating results of ten hotels disposed of in 2015 and 2014 are not included in comparable hotel results for the periods presented herein.

CONSTANT US$, NOMINAL US$ AND CONSTANT EUROS

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for the prior year assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in the current year, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe that this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with the manner in which we would evaluate our domestic portfolio. However, the estimated effect of changes in foreign currency has been reflected in the actual and forecast results of net income, EBITDA, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations, consistent with our financial statement presentation.

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
•

Funds From Operations (“FFO”) and FFO per diluted share, both calculated in accordance with National Association of Real Estate Investment Trusts (“NAREIT”) guidelines and with certain adjustments from those guidelines, as a measure of performance for Host Inc., and

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Net income (1)	$85	$145	$405	$489
Interest expense	49	51	173	164
Depreciation and amortization	180	172	535	518
Income taxes	9	6	13	17
EBITDA (1)	323	374	1,126	1,188
Gain on dispositions (2)	(5)	—	(61)	(111)
Gain on property insurance settlement	(4)	(1)	(4)	(1)
Acquisition costs	—	—	1	2
Litigation gain (3)	—	(59)	—	(59)
Non-cash impairment loss	—	6	—	6
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(7)	1	(27)	4
Pro rata Adjusted EBITDA of equity investments	20	14	50	40
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(4)	(4)	(19)	(19)
Adjusted EBITDA (1)	$323	$331	$1,066	$1,050
___________
(1)

Net income, EBITDA, Adjusted EBITDA, NAREIT FFO, and Adjusted FFO include a gain of $1 million and $2 million for the quarter and year-to-date ended September 30, 2015, respectively, for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of five hotels in 2015, the sale of one hotel in 2014 and the sale of an 89% controlling interest in one hotel in 2014.
(3)

As of September 30, 2014, we had accrued litigation losses totaling $69 million for litigation related to the ground lease for the San Antonio Marriott Rivercenter in 2005. On October 3, 2014 the final motion for rehearing by Keystone-Texas Property Holding Corporation to the Texas Supreme Court was denied. As a result, in the third quarter of 2014, we reversed the $69 million loss contingency, which was included as a reduction to corporate expense in net income. Consistent with our definition of Adjusted EBITDA and Adjusted FFO, we had excluded $59 million of the gain, as the related accrual for these amounts were similarly excluded in prior years. We included $10 million of the gain in Adjusted EBITDA and Adjusted FFO, which represents periodic interest accrued on the judgments since 2010, as this amount was included as a reduction in Adjusted EBITDA and Adjusted FFO in prior years.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Net income (1)	$85	$145	$405	$489
Less: Net income attributable to non-controlling interests	—	(1)	(10)	(11)
Net income attributable to Host Inc.	85	144	395	478
Adjustments:
Gain on dispositions, net of taxes (2)	(5)	(2)	(61)	(110)
Gain on property insurance settlement	(4)	(1)	(4)	(1)
Depreciation and amortization	179	172	532	516
Non-cash impairment loss	—	6	—	6
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(7)	1	(27)	4
Pro rata FFO of equity investments	15	6	34	19
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(2)	(2)	(6)	(7)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(3)	(6)	(5)
NAREIT FFO (1)	259	321	857	900
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	—	25	4
Acquisition costs	—	—	1	2
Litigation gain (3)	—	(59)	—	(59)
Income attributable to non-controlling interests	—	1	—	1
Adjusted FFO (1)	$259	$263	$883	$848

For calculation on a per share basis:

Adjustments for dilutive securities (4):
Assuming conversion of Exchangeable Senior Debentures	$7	$7	$21	$20
Diluted NAREIT FFO	$266	$328	$878	$920
Diluted Adjusted FFO	$266	$270	$904	$868

Diluted weighted average shares outstanding-EPS	746.8	756.4	752.5	756.0
Assuming conversion of Exchangeable Senior Debentures	31.3	30.3	31.2	30.2
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	778.1	786.7	783.7	786.2
NAREIT FFO per diluted share	$.34	$.42	$1.12	$1.17
Adjusted FFO per diluted share	$.34	$.34	$1.15	$1.10
___________
(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
(4)

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

Comparable Hotel Results for Host Inc. and Host L.P. (1)

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Number of hotels	99	99	99	99
Number of rooms	53,484	53,484	53,484	53,484
Percent change in comparable hotel RevPAR - Constant US$	2.8%	—	3.9%	—
Percent change in comparable hotel RevPAR - Nominal US$	1.6%	—	2.9%	—
Operating profit margin (2)	10.3%	15.6%	12.4%	13.9%
Comparable hotel EBITDA margin (2)	25.65%	26.2%	27.3%	27.2%
Comparable hotel revenues
Room	$835	$821	$2,501	$2,429
Food and beverage (3)	324	304	1,115	1,064
Other	67	76	214	223
Comparable hotel revenues (4)	1,226	1,201	3,830	3,716
Comparable hotel expenses
Room	219	220	646	647
Food and beverage (5)	247	240	789	765
Other	32	36	98	112
Management fees, ground rent and other costs	413	390	1,252	1,183
Comparable hotel expenses (6)	911	886	2,785	2,707
Comparable hotel EBITDA	315	315	1,045	1,009
Non-comparable hotel results, net (7)	18	27	61	101
Depreciation and amortization	(180)	(178)	(535)	(524)
Interest expense	(49)	(51)	(173)	(164)
Provision for income taxes	(9)	(6)	(13)	(17)
Gain on sale of property and corporate level income/expense	(10)	38	20	84
Net income	$85	$145	$405	$489
___________

(1)

As previously disclosed, the adoption of the 11th edition of the Uniform System of Accounts for the Lodging Industry (“USALI”) on January 1, 2015 will impact our comparative operating results. The impact of USALI in both the third quarter and year-to-date 2015 reduced our comparable RevPAR growth by approximately 20 basis points. In addition, the impact of USALI on the third quarter and year-to-date 2015 reduced our comparable hotel EBITDA margins by approximately 15 basis points each, while increasing comparable food and beverage revenue growth by approximately 280 and 290 basis points, respectively. For the full year, the implementation is expected to lower our comparable RevPAR growth and comparable hotel EBITDA margin growth by approximately 20 basis points each, while comparable food and beverage revenue growth is expected to increase by an additional 300 basis points (primarily reflecting new reporting for service charges).

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

(3)

The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Food and beverage sales per the consolidated statements of operations	$337	$330	$1,160	$1,150
Non-comparable hotel food and beverage sales	(21)	(33)	(74)	(114)
Food and beverage sales for the property for which we record rental income	8	7	29	28
Comparable food and beverage sales	$324	$304	$1,115	$1,064

(4)

The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Revenues per the consolidated statements of operations	$1,287	$1,294	$4,053	$4,034
Non-comparable hotel revenues	(75)	(106)	(268)	(361)
Hotel revenues for the property for which we record rental income, net	14	13	45	43
Comparable hotel revenues	$1,226	$1,201	$3,830	$3,716

(5)

The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Food and beverage expenses per the consolidated statements of operations	$258	$260	$830	$829
Non-comparable hotel food and beverage expenses	(16)	(25)	(59)	(81)
Food and beverage expenses for the property for which we record rental income	5	5	18	17
Comparable food and beverage expenses	$247	$240	$789	$765

(6)

The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Quarter ended September 30,		Year-to-date ended September 30,
	2015	2014	2015	2014
Operating costs and expenses per the consolidated statements of operations	$1,155	$1,092	$3,550	$3,473
Non-comparable hotel expenses	(57)	(79)	(207)	(260)
Hotel expenses for the property for which we record rental income	14	13	45	43
Depreciation and amortization	(180)	(178)	(535)	(524)
Corporate and other expenses	(21)	38	(68)	(25)
Comparable hotel expenses	$911	$886	$2,785	$2,707

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

Interest Rate Sensitivity

As of September 30, 2015 and December 31, 2014, 73% and 79%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – “Fair Value Measurements” in this quarterly report.

During the third quarter, in contemplation of issuing the 4.5% Series F senior notes, we entered into five forward swaps for a total notional amount of $350 million. The purpose of the forward swaps is to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a 10-year period. Subsequent to the pricing date of the 4.5% Series F senior notes in October 2015, we net settled the five forward swaps for a total payment of approximately $9 million. The loss on the forward swaps will be recorded to other comprehensive income and will be amortized over the 10-year life of the Series F senior notes, as an increase to interest expense.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Chile, Mexico and New Zealand and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter, in connection with the maturity of two foreign currency forward sale contracts with a total notional amount of €55 million, for which we received total proceeds of approximately $12 million, we entered into two new foreign currency forward sale contracts with a total notional amount of €55 million, to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The following table summarizes our foreign currency sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended September 30,		Year-to-date ended September 30,
Range	Currency		in Dollars	Date Range	2015	2014	2015	2014
January 2013-September 2015		€100	$124	January 2016-September 2017	$—	$12	$10	$13
November 2014	C$	25	$22	November 2016	$2	$—	$3	$—

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended September 30,		Year-to-date ended September 30,
Currency	US$	Foreign Currency		2015	2014	2015	2014
Canadian dollars (1)	$34	C$	46	$3	$1	$4	$1
Euros	$86		€77	$—	$8	$7	$9
___________
(1)	We have an additional $46 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 10 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On April 30, 2015, Host Inc. announced a program to repurchase up to $500 million of its common stock, of which approximately $100 million remains available as of October 29, 2015 (including share repurchases made in early October). On October 29, 2015 Host Inc. announced a second program to repurchase up to an additional $500 million of common stock. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The programs do not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2015 – July 31, 2015	—		$—	—	$368.5
August 1, 2015 – August 31, 2015	7,500,000	*	18.77	7,500,000	227.7
September 1, 2015 – September 30, 2015	4,713,851	**	16.90	4,689,700	148.5
Total	12,213,851		$18.05	12,189,700	$148.5	***

*	Reflects common shares repurchased as part of Host Inc.’s publicly announced share repurchase program.
**

Reflects (1) 4,689,700 common shares repurchased as part of Host Inc.’s publicly announced share repurchase program and (2) 24,151 shares of restricted stock forfeited for failure to meet vesting criteria.

***	Does not include an additional $500 million announced on October 29, 2015.

Issuer Sales of Unregistered Securities (Host Hotels & Resorts, Inc.)

On July 29, 2015 we issued approximately 0.7 million shares of Host Inc. common stock to holders of our 2.50% Exchangeable Senior Debentures due 2029 who had elected to exchange their debentures pursuant to their terms. At our election, the settlement was made in all shares at the then current exchange rate of 79.3618 shares of Host Inc. common stock per $1,000 principal amount of debentures (which is equivalent to a Host Inc. share price of $12.60). The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We received no proceeds from the issuance of common stock in these exchanges.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2015 – July 31, 2015	5,881	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	$––
August 1, 2015 – August 31, 2015	7,353,784	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2015 – September 30, 2015	4,621,184	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	11,980,849			––	$––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.
**

Reflects (1) 7,342,187 common OP units repurchased to fund the repurchase by Host Inc. of 7,500,000 shares of common stock as part of its publicly announced share repurchase program and (2) 11,597 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

***

Reflects (1) 4,591,020 common OP units repurchased to fund the repurchase by Host Inc. of 4,689,700 shares of common stock as part of its publicly announced share repurchase program, (2) 6,522 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock, and (3) 23,642 common OP units cancelled upon cancellation of 24,151 shares of Host Inc.’s common stock by Host Inc. for failure to meet vesting criteria.

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

4.15

Second Supplemental Indenture, dated October 14, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed October 14, 2015).

10	Material Contracts

10.13

Third Amended and Restated Credit Agreement, dated as of September 10, 2015, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank Securities Inc., The Bank of Nova Scotia, Bank of New York Mellon, Credit Agricole Corporate and Investment Bank and Goldman Sachs Bank USA as documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed September 14, 2015).

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

Exhibit No.	Description

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

October 30, 2015	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

October 30, 2015	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)