Form 10-K
period 2015-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2016-02-22
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (752,278,409 shares outstanding as of February 19, 2016)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (745,576,892 units outstanding as of February 19, 2016)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 30, 2015 was $14,592,475,672.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 12, 2016 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2015 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2015. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2015 Form 10-K and in Host Inc.’s 2015 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2015. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

As of February 19, 2016, our consolidated lodging portfolio consists of 105 primarily luxury and upper-upscale hotels containing approximately 57,000 rooms, with the majority located in the United States, and with 12 of the properties located outside of the U.S. in Australia, Brazil, Canada, Chile, Mexico and New Zealand. In addition, we own non-controlling interests in two international joint ventures: approximately a 33% interest in a joint venture in Europe, which owns 10 luxury and upper-upscale hotels with approximately 3,900 rooms in Belgium, France, Germany, Spain, Sweden, the Netherlands and the United Kingdom; and a 9% indirect interest, through joint ventures, in five operating hotels in India and two additional hotels in India currently under development. We also hold non-controlling investments in two domestic hotels and a timeshare joint venture in Hawaii.

Business Strategy

Our goal is to be the preeminent owner of high-quality lodging real estate at the epicenter of dynamic, growing markets and to generate superior long-term risk-adjusted returns for our stockholders throughout all lodging cycles, through a combination of appreciation in asset values, growth in earnings, and dividend distributions. Our strategy to achieve this objective includes:

•	Superior Portfolio - Own a geographically-diverse portfolio of hotels located in major urban centers and resort destinations with relatively higher barriers to entry;
•	Disciplined Capital Allocation - Allocate and recycle capital to earn returns that exceed our cost of capital and actively return capital to stockholders;
•	Strong Asset Management Capabilities - Create value in our existing portfolio through intelligent asset management and capital investment;
•	Powerful and Flexible Capital Structure - A flexible capital structure that allows us to execute our strategy throughout the lodging cycle; and

•	Employer of Choice and Responsible Corporate Citizen - Our organizational structure is aligned with our business objectives to be an employer of choice and a responsible corporate citizen.

Portfolio. We will focus on refining our portfolio to include multiple types of hotels in locations which we believe have strong demand generators that appeal to multiple customer segments, achieve premium rates, and have relatively higher barriers to entry. While we will continually evaluate and refine our portfolio, we generally focus on the following types of assets:

•	Resorts in locations with strong airlift and limited supply growth. These assets feature superior amenities and are operated by premier operators;
•	Convention destination hotels that are group oriented in urban/resort markets. These assets feature extensive, high-caliber meeting facilities and are often connected to prominent convention centers;
•	City-center hotels in urban and coastal markets with high barriers to entry. Positioned in prime locations, these assets possess multiple demand drivers for both business and leisure travelers; and
•	Suburban and airport hotels that either are market leaders in prime suburban commercial locations, or connected to airport terminals or conveniently located on airport ground.

We also will seek to have a well-balanced portfolio within select major markets. Our general goal is that 80% to 90% of our portfolio revenues will be generated by hotels located within these markets, which will allow us the flexibility to make opportunistic investments in alternative locations that we expect will perform well over time. Domestically, these markets include Los Angeles, San Francisco, San Diego, Seattle, Hawaii, New York, Washington, D.C., Boston, Florida, and Chicago. These markets historically have outperformed the overall U.S. lodging industry in terms of real revenue per available room (“RevPAR”) growth, although there can be no assurances that this outperformance will continue for any number of reasons, including changes in travel patterns or supply in these markets. The following chart details the long-term performance of our domestic major markets over the past 20 years:

We will strive for diversified exposure within multiple brands, focused asset classes, and favorable location types. As one of the largest owners of Marriott, Starwood and Hyatt properties, our hotels primarily are operated under brand names that are among the most respected and widely recognized in the lodging industry. Within these diversified brands, we have focused predominately on the upper-upscale and luxury asset classes, as we believe they have a broad appeal for both the individual and group leisure and business customers.

Internationally, our focus is on premium assets in major Western European markets through our European Joint Venture platform like London, Paris and Berlin. At the same time, we plan to reduce our exposure to markets in the Asia-Pacific region and in South and Central America.

Capital Allocation. Guided by a disciplined approach to capital allocation, we are positioned to make capital decisions around delivering the greatest value and returning capital to stockholders. Our goal is to allocate and recycle capital to earn returns that exceed our risk-adjusted cost of capital.

We will look to refine our portfolio through our disposition strategy.  Generally, our dispositions will be focused on non-core assets where we believe the potential for growth is constrained or on properties with significant capital expenditures requirements that we do not believe would generate a return on the investment. Prior to the sale of assets, we will look for opportunities to increase the sale price, which may include value-added capital expenditures projects and ground lease extensions. We also will look to take advantage of opportunities to capture attractive pricing for hotels that have management contract flexibility. In robust transaction markets, we also may opportunistically dispose of higher-quality assets through direct sales or through the creation of joint ventures to capitalize on value enhancement strategies and prices that are in excess of our estimated long-term value of holding the asset.

Through our disciplined approach to acquisitions and new development, we seek investments that we believe can achieve unlevered returns that exceed our cost of capital in locations that we expect to outperform in the long-term. Generally, we will look to invest capital early in the lodging cycle and benefit from the subsequent industry-wide increase in values. As we move further into the lodging cycle, we will increase our focus on opportunities where we believe we can add value through redevelopment, repositioning or new development, or pursue a portfolio or larger redevelopment asset where our scale is a competitive advantage.

We focus on creating and mining value from our existing portfolio through capital investments and value enhancement initiatives. These projects may include significant changes to guest rooms, public space and meeting space, as well as a repositioning of the property under a different operator or brand. We work closely with our managers to attempt to time these projects so as to minimize disruption to operations and the impact to the environment.

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

Throughout the lodging cycle, to the extent that we are unable to find appropriate investment opportunities that meet our return requirements, we will focus on returning capital to stockholders through dividends or common stock repurchases. Significant factors we review to determine the level and timing of the returns to stockholders include the current stock price compared to our determination of the underlying value of our assets, current and forecasted operating results and the completion of hotel sales.

Asset Management. As the owner of a large and diverse portfolio, we believe we are in a unique position to work with our managers to drive operating performance and implement value-added real estate decisions. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our asset managers to benchmark similar hotels and identify best practices and efficiencies that can improve long-term profitability. Our asset managers are supported by a feasibility team that provides independent underwriting of ROI and value-enhancement projects, as well as dedicated resources around business intelligence, revenue management and restaurant and bar operations.  We also carefully evaluate and monitor our property agreements, including our management and franchise agreements, in an effort to obtain flexibility and drive overall value. Ultimately, our goal is to differentiate our assets within their competitive market, drive operating performance and enhance the value of the real estate.

•

Enhance profitability by using our proprietary business intelligence system to benchmark and monitor hotel performance and cost controls and complete deep-dive analytic reviews across brands and properties to identify new opportunities that could increase profit.

•

Drive revenue growth by conducting detailed strategic reviews with our managers on market pricing and segment mix in order to develop the appropriate group/transient mix and market share targets for each property. We also work with our managers to ensure that their brands’ on-line presence addresses a broad customer base, including group customers and overseas travelers.
•

Strategically position food & beverage outlets through initiatives such as combining bars and restaurants to create a more relevant experience for consumers throughout the day or outsourcing outlets when a viable partnership may improve profitability and increase our customer base.

•

Work with leading brands, as well as independent operators, in the lodging industry and actively seek to diversify operators within our portfolio. We will look to capitalize on situations where we have management agreement flexibility to appropriately match a hotel and its operator, brand and contract terms.  This will include new relationships with independent operators that may be an improved fit for smaller or unbranded products.

•	Improve contract flexibility through the extension or purchase of ground leases or the restructuring of management agreements to enhance overall value.

Financing Strategy.  Our goal is to maintain a flexible capital structure that allows us to execute our strategy throughout the lodging cycle. In order to maintain its qualification as a REIT, Host Inc. is required to distribute 90% of its taxable income (other than net capital gain, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash) to its stockholders and, as a result, generally relies on external sources of capital, as well as cash from operations, to finance growth. We use a variety of debt and equity instruments to fund our external growth, including senior notes and mortgage debt, exchangeable debentures, common and preferred stock offerings, issuances of OP units and joint ventures/limited partnerships to take advantage of the prevailing market conditions.

•

Management believes that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and positions us for external growth. While we may issue debt at any time, generally we will target a net debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, (or “Leverage Ratio,” as defined in our credit facility) of 2.5x to 3.0x and seek to maintain an investment grade rating on our senior unsecured debt. We believe the investment grade rating and lower leverage will deliver the most consistent access to capital, thereby providing us with the necessary flexibility to take advantage of opportunities throughout the lodging cycle.

•

We seek to structure our debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing; primarily senior notes and exchangeable debentures, as well as mortgage debt. Generally, we look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a balanced maturity schedule. We may issue debt in foreign currencies to match the proceeds thereof with their intended use in order to reduce the potential costs of investing in foreign properties in terms of foreign currency fluctuation and local taxes. Depending on market conditions, we also may utilize variable rate debt which can provide greater protection during a decline in the lodging industry. Generally we will target our floating rate debt to be 20% to 35% of total debt, in part depending on our outlook on future interest rates.

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

●

Environmental Stewardship: We seek to improve the environmental footprint of our properties.  We have established goals to reduce energy use and carbon emissions from across our portfolio and will continue to report on actual performance in our environmental disclosures. As part of our asset management approach, we work closely with our hotel managers to monitor environmental performance and support implementation of operational best practices.  In our redevelopment and ROI projects, we target specific environmental efficiency projects, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment.

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

Supply and Demand Trends. Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy, in addition to local market factors that stimulate travel to specific destinations. In particular, trends in economic indicators such as GDP growth, business investment and employment growth are key indicators of the relative strength of lodging demand. Lodging demand also will be affected by changes to international travel.

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

Additionally, the rapid growth of on-line short-term rentals has added a new source of supply for the industry; however, the overall impact on the hotel industry has been difficult to track. Additionally, the availability of these outlets is more variable than typical changes in supply and tends to be very market specific.

Our portfolio primarily consists of upper upscale hotels and, accordingly, its performance is best understood in comparison to the upper upscale segment rather than the entire industry. Since the market downturn in 2008 and 2009, new supply of this segment has been limited and has remained well below historic levels and, as a result, demand has increased at a greater rate than supply, leading to RevPAR growth. However, as the market has continued to strengthen, supply has increased and for 2016 is expected to be commensurate with its historic cumulative average growth rate from 1988 to 2015 of approximately 2% for the industry. However, for the upper-upscale segments in which the majority of our properties compete, we continue to have a lower level of supply growth of approximately 1.5%. The charts below detail the historical supply, demand and RevPAR growth for the U.S. lodging industry and for the U.S. upper upscale segment for 2011 to 2015 and forecast data for 2016:

U.S. Lodging Industry Supply, Demand and RevPAR Growth

U.S. Upper Upscale Supply, Demand and RevPAR Growth

Managers and Operational Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of such hotels also subject to separate franchise or license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

As of February 19, 2016, our hotels are managed by the following hotel management companies:

Manager	# of hotels	Brands
Marriott International, Inc.	53	Ritz-Carlton®, JW Marriott®, Marriott Marquis®, Marriott®, Courtyard by Marriott®, Residence Inn by Marriott®
Starwood Hotels and Resorts Worldwide, Inc.	23	W®, Westin®, Sheraton®, Luxury Collection®, St. Regis®
Hyatt Hotels Corporation	8	Grand Hyatt®, Hyatt Regency®
AccorHotels	5	ibis®, Novotel®
Hilton Hotels & Resorts	2	Hilton®, Embassy Suites®
Crestline Hotels & Resorts	2	Marriott®, Hilton®
Sage Hospitality	2	Marriott®, Curio - A Collection by Hilton®
Kokua Hospitality	2	Axiom Hotel®, Hyatt Place®
Destination Hotels	2	Autograph Collection by Marriott®, YVE Hotel Miami®
HEI Hotels & Resorts	2	Westin®, Sheraton®
Davidson Hotels & Resorts	2	Marriott®, Sheraton®
FRHI Hotels & Resorts	2	Fairmont®, Swissôtel®
	105

These management agreements can affect the value of the property associated with it based on the pricing and flexibility of the agreement. We often will seek to negotiate the terms of an agreement to provide greater value to the associated asset. See “Performance Termination Rights” and “Special Termination Rights” described below. Currently, 32 of our management agreements have termination rights, subject to certain conditions detailed below, that can lend to the flexibility of the agreement. We have an additional eight properties currently operating under agreements that will end within the next 20 years, with no further extension options exercisable by the manager.

General Terms and Provisions – Agreements governing our hotels managed by brand owners (Marriott, Starwood, Hyatt, Hilton and AccorHotels, above) typically include the terms described below:

●

Term and fees for operational services. The initial term of our management and operating agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our Starwood-managed hotels, the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable to Starwood under a separate license agreement (as described below).

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
●

Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights by us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the operator fails to achieve specified performance thresholds over a consecutive two-year period, and are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.

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

In addition to hotels managed by brand owners, we have ten branded hotels and two non-branded hotels operated by independent managers.  Our management agreements with independent managers, while similar in operational scope to agreements with our brand managers, typically have shorter initial terms, no renewal rights, more flexible termination rights, and more limited system-wide services. However, while we have additional flexibility with regard to these operators, all but two of those hotels remain subject to the underlying franchise or licensing agreements.

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all of its assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2015. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, through payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2015, non-controlling limited partners held 9.1 million OP units, which were convertible into 9.4 million Host Inc. common shares. Assuming that all OP units held by non-controlling limited partners were converted into common shares, there would have been 759.7 million common shares of Host Inc. outstanding at December 31, 2015.

Our operating structure is as follows:

(1)We own a 25% interest in a joint venture in Asia, which owns a 36% non-controlling interest in a separate joint venture in India.

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. Our TRS are subject to income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in other activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Consolidated Hotel Portfolio

As of February 19, 2016, we owned a portfolio of 105 hotel properties, of which 93 are located in the United States and 12 are located in Australia, Brazil, Canada, Chile, Mexico and New Zealand. Our consolidated hotels located outside the United States collectively contain approximately 3,200 rooms. Approximately 4% of our revenues were attributed to the operations of these foreign properties in 2015, and 5% in each of 2014 and 2013. See Note 15 Geographic and Business Segment Information in our Notes to Consolidated Financial Statements for more information on revenues in the geographic regions in which we operate.

The lodging industry is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Hyatt, Starwood and Accor Hotels. There also has been a trend towards specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these properties will be operated by an independent third party and either will have no brand affiliation, or will be associated with a major brand, while maintaining the majority of its independent identity (which we refer to as “soft-branded” properties). We have expanded our investments to include independent and soft-branded properties where we believe it is the best fit for the hotel.

Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 64% of our revenue is generated from room sales, many of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.

Forty-one of our consolidated hotels, representing approximately 66% of our revenues, have in excess of 500 rooms.  The average age of our properties is 30 years, although substantially all of the properties have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 19, 2016:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott:
Marriott	43	25,145	41.8%
Autograph Collection	1	281	0.3
JW Marriott	6	3,105	5.5
Residence Inn	1	299	0.3
Ritz-Carlton	6	2,403	7.6
Starwood:
Westin	13	6,912	11.8
Sheraton	7	5,797	9.3
W	3	1,390	3.1
St. Regis	1	232	0.5
The Luxury Collection	2	782	1.2
Hyatt:
Grand Hyatt	2	1,336	2.3
Hyatt Place	1	426	0.5
Hyatt Regency	6	5,049	10.1
Hilton:
Curio	1	357	0.3
Hilton	2	598	1.0
Embassy Suites	1	455	0.6
FRHI Hotels & Resorts
Swissôtel	1	661	1.1
Fairmont	1	450	2.0
AccorHotels:
ibis	3	612	0.3
Novotel	2	304	0.2
Other/Independent	2	394	0.2
	105	56,988	100
___________
(1)

Percentage of revenues is based on 2015 revenues (revenues of $5,338 million excludes properties owned by our joint ventures in the United States, Europe and the Asia/Pacific region, and sold hotels). No individual property contributed more than 7% of total revenues in 2015.

By Location. The following table details the location and number of rooms at our consolidated hotels as of February 19, 2016:

Location	Rooms	Location	Rooms
Arizona		Illinois
Scottsdale Marriott Suites Old Town	243	Chicago Marriott Suites Downers Grove	254
Scottsdale Marriott at McDowell Mountains	266	Chicago Marriott Suites O’Hare	256
The Phoenician, A Luxury Collection Resort	643	Courtyard Chicago Downtown/River North	337
The Camby Hotel	281	Embassy Suites by Hilton Chicago Downtown
The Westin Kierland Resort & Spa	732	Magnificent Mile	455
California		Swissôtel Chicago	661
Axiom Hotel	151	The Westin Chicago River North	429
Coronado Island Marriott Resort & Spa (1)	300	Indiana
Costa Mesa Marriott	253	Sheraton Indianapolis Hotel at Keystone Crossing	395
JW Marriott Desert Springs Resort & Spa	884	The Westin Indianapolis	575
Hyatt Regency San Francisco Airport	789	Louisiana
Manchester Grand Hyatt San Diego (1)	1,628	New Orleans Marriott	1,333
Manhattan Beach Marriott (1)	385	Maryland
Marina del Rey Marriott (1)	370	Gaithersburg Marriott Washingtonian Center	284
Marriott Marquis San Diego Marina (1)	1,360	Massachusetts
Newport Beach Marriott Hotel & Spa	532	Boston Marriott Copley Place	1,144
Newport Beach Marriott Bayview	254	Hyatt Regency Cambridge, Overlooking Boston	470
San Francisco Marriott Fisherman’s Wharf	285	Sheraton Boston Hotel	1,220
San Francisco Marriott Marquis (1)	1,500	The Westin Waltham Boston	351
San Ramon Marriott (1)	368	Minnesota
Santa Clara Marriott (1)	759	Minneapolis Marriott City Center	583
Sheraton San Diego Hotel & Marina (1)	1,053	New Jersey
The Ritz-Carlton, Marina del Rey (1)	304	Newark Liberty International Airport Marriott (1)	591
The Westin Los Angeles Airport (1)	740	Sheraton Parsippany Hotel	370
The Westin Mission Hills Resort & Spa	512	New York
The Westin South Coast Plaza, Costa Mesa (2)	390	New York Marriott Downtown	513
Colorado		New York Marriott Marquis	1,966
Denver Marriott Tech Center	605	Sheraton New York Times Square Hotel	1,780
Denver Marriott West (1)	305	The Westin New York Grand Central	774
The Westin Denver Downtown	430	W New York	696
Florida		W New York – Union Square	270
Tampa Airport Marriott (1)	298	Ohio
Fort Lauderdale Marriott Harbor Beach Resort		The Westin Cincinnati (1)	456
& Spa (1)(3)	650	Pennsylvania
Hilton Singer Island Oceanfront/Palm Beaches		The Logan	357
Resort	222	Philadelphia Airport Marriott (1)	419
Miami Marriott Biscayne Bay (1)	600	Tennessee
Orlando World Center Marriott	2,004	Sheraton Memphis Downtown	600
The Ritz-Carlton, Amelia Island	446	Texas
The Ritz-Carlton, Naples	450	Houston Airport Marriott at George Bush
The Ritz-Carlton Golf Resort, Naples	295	Intercontinental (1) (3)	573
YVE Hotel Miami	243	Houston Marriott at the Texas Medical Center (1)	394
Georgia		JW Marriott Houston	516
Atlanta Marriott Suites Midtown (1)	254	San Antonio Marriott Rivercenter (1)	1,001
Atlanta Marriott Perimeter Center	341	San Antonio Marriott Riverwalk (1)	512
Grand Hyatt Atlanta in Buckhead	439	The St. Regis Houston	232
JW Marriott Atlanta Buckhead	371	Virginia
The Ritz-Carlton, Buckhead	510	Hyatt Regency Reston	518
The Westin Buckhead Atlanta	365	Key Bridge Marriott (1)	582
Hawaii		Residence Inn Arlington Pentagon City	299
Hyatt Regency Maui Resort & Spa	806	The Ritz-Carlton, Tysons Corner (1)	398
Fairmont Kea Lani, Maui	450	Washington Dulles Airport Marriott (1)	368
Hyatt Place Waikiki Beach	426	Westfields Marriott Washington Dulles	336

Washington		Brazil (continued)
Seattle Airport Marriott	459	Novotel Rio de Janeiro Parque Olimpico	150
The Westin Seattle	891	Canada
W Seattle	424	Calgary Marriott Downtown	388
Washington, D.C.		Toronto Marriott Downtown Eaton Centre Hotel (1)	461
Grand Hyatt Washington	897	Chile
Hyatt Regency Washington on Capitol Hill	838	San Cristobal Tower, Santiago	139
JW Marriott Washington DC	777	Sheraton Santiago Hotel and Convention Center	379
The Westin Georgetown, Washington, D.C.	267	Mexico
Washington Marriott at Metro Center	459	JW Marriott Hotel Mexico City (3)	312
Australia		New Zealand
Hilton Melbourne South Wharf (1) (3)	376	ibis Wellington	200
Brazil		Novotel Christchurch Cathedral Square (1)	154
ibis Rio de Janeiro Parque Olimpico	257	ibis Christchurch (1)	155
JW Marriott Hotel Rio de Janeiro	245	Total	56,988
___________
(1)	The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.

By Market: In 2015, our major markets in the U.S. and internationally represent 90% of our revenues. The following table summarizes the composition of our consolidated hotels as of February 19, 2016 by market based on percentage of 2015 revenues (percentages are based on revenues of $5,338 million, which exclude sold hotels and properties owned by our joint ventures in the United States, Europe and the Asia/Pacific region):

	Number	Percentage of
	of Hotels	Revenues
Northeast
Boston	4	6%
New York	8	17%
	12	23%
Midatlantic/Southeast
Washington, D.C.	12	10%
Atlanta	6	3%
Florida	9	12%
	27	25%
Central
Chicago	6	3%
Denver	3	1%
Houston	4	2%
	13	6%
West
Seattle	3	3%
San Francisco	6	7%
Phoenix	5	4%
Los Angeles	8	5%
San Diego	4	8%
Hawaii	3	5%
	29	32%

Other Domestic	12	10%

International
Asia-Pacific	4	1%
Canada	2	1%
Latin America	6	2%
	12	4%
	105	100%

By Class:  We have focused on investing in the upper-upscale and luxury asset classes, as we believe they have broad appeal for both the leisure and business customer. We also may invest in other property types which we believe have the potential for strong demand growth, including urban select service. The following graph summarizes the composition of the 105 hotels in our consolidated portfolio based on the percentage of 2015 revenues represented by our luxury, upper upscale and other categories (percentages are based on revenues of $5,338 million, which exclude sold hotels and properties owned by our joint ventures in the United States, Europe and the Asia/Pacific region):

By Type:  Our focus has been on gateway markets in urban and resort/conference destinations.  The following graph summarizes the composition of the 105 hotels in our consolidated portfolio based on the percentage of 2015 revenues represented by our property type categories (percentages are based on revenues of $5,338 million, which exclude sold hotels and properties owned by our joint ventures in the United States, Europe and the Asia/Pacific region):

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 19, 2016, owned, or owned an interest in 17 hotel properties, as detailed below. The operations of the properties owned by these entities are not consolidated and are included in equity in earnings in our consolidated results of operations. See Part II Item 8. “Financial Statements and Supplementary Data – Note 3. Investments in Affiliates.”

European Joint Venture. We own a general and limited partnership interest in a joint venture in Europe (“Euro JV”) with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). The Euro JV consists of two funds, which we refer to as Euro JV Fund I and Euro JV Fund II. We hold a 32.0% limited partner interest and a 0.1% general partner interest in Euro JV Fund I and a 33.3% limited partner interest and a 0.1% general partner interest in Euro JV Fund II. A subsidiary of Host L.P. acts as the asset manager for the hotels owned by the Euro JV, as well as for one hotel in Paris, France, in exchange for a fee. As of February 19, 2016, the Euro JV owns the following hotels:

Hotel	City	Country	Rooms/Units
Fund I:
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	467
Brussels Marriott Hotel Grand Place	Brussels	Belgium	221
Fund I total rooms			1,171

Fund II:
Paris Marriott Rive Gauche Hotel & Conference Center	Paris	France	757
Renaissance Paris La Defense Hotel	Paris	France	327
Renaissance Paris Vendome Hotel	Paris	France	97
Renaissance Amsterdam Hotel	Amsterdam	The Netherlands	402
Le Méridien Piccadilly	London	United Kingdom	280
Sheraton Stockholm Hotel	Stockholm	Sweden	465
Sheraton Berlin Grand Hotel Esplanade	Berlin	Germany	394
Fund II total rooms			2,722
Total European joint venture rooms			3,893

Asia/Pacific Joint Venture. We own a 9% indirect interest through joint ventures (the “Asia/Pacific JV”), which own five operating hotels in India and two additional hotels in India currently under development, totaling 1,750 rooms. The seven hotels in India are or will be operated under the Pullman, Novotel and ibis brands.

Other U.S. Real Estate Investments. Our other domestic real estate investments include the following:

●	We have a non-controlling 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee.
●

We have a non-controlling 67% interest in a joint venture with HV Global Group, a subsidiary of Interval Leisure Group, to develop, sell and operate the Hyatt Ka’anapali Beach, A Hyatt Residence Club, a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa. The project opened in December 2014.

●	We have a non-controlling 11% interest in a joint venture that owns the Philadelphia Marriott Downtown following our January 10, 2014 sale of an 89% interest in the property.

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Fairmont®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, Autograph Collection®, Curio – A Collection by Hilton®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®, Le Méridien®, Marriott Marquis®, Marriott Suites®, Pullman®, Renaissance®, Sheraton®, Swissôtel® and Westin®. We also may selectively invest in upscale and midscale properties such as Courtyard by Marriott®, Hyatt Place®, ibis®, Novotel® or Residence Inn by Marriott®, particularly in international markets. (1)  While our hotels primarily compete with other hotels in the luxury and upper upscale segments, they also may compete with hotels in other lower-tier segments. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

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

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities, both in domestic and international markets, as we attempt to position our portfolio to best take advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual property and the region. Hotel sales for our consolidated portfolio averaged approximately 24%, 27%, 24% and 25% for the first, second, third and fourth calendar quarters, respectively, in 2015.

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

Employees

As of February 19, 2016 we had 240 employees, of which 226 work in the United States, including our regional offices in Miami and San Diego. We opened our regional offices in 2015 to establish a localized asset management, design and construction and investment presence. We had 8 employees located in our offices in London and Amsterdam. None of Host’s employees are covered by collective bargaining agreements. The number of employees referenced above does not include the hotel employees of our 7 hotels in Brazil, New Zealand and Australia, which, while technically Host employees, are under the direct supervision and control of our third-party hotel managers. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations with the employees of these third party managers are positive. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

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

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information to our earnings releases. We also post to our website copies of investor presentations and we update those presentations periodically, which also contain important information about us. The website has a Corporate Governance page in the Our Company section that includes, among other things, copies of our By-laws, our Code of Business Conduct and Ethics and Conflicts of Interest Policy for our directors, our Code of Business Conduct and Ethics Policy for employees, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently include the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of these charters and policies, Host Inc.’s By-laws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

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

The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product (“GDP”). Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations. The majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs of their trips. Consequently, our luxury or upper upscale hotels may be more susceptible to a decrease in revenue during an economic downturn, as compared to hotels in other categories that have lower room rates.  For instance, reductions in overall travel during the recession in 2008 and 2009 significantly affected our results of operations. Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:

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

●

the impact of geopolitical developments outside the U.S., such as the pace of the economic recovery in Europe, the slowing of growth in emerging markets such as China and Brazil, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including with respect to our foreign hotel properties;

●

the continuing volatility in global financial and credit markets, and the impact of budget deficits and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, which could materially adversely affect U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;
●	operating risks associated with the hotel business, including the effect of increasing labor costs or changes in workplace rules that affect labor costs;
●	the ability of our hotels to compete effectively in areas such as access, location, quality of accommodations and room rate structures; and
●	supply growth in markets where we own hotels, which may adversely affect demand at our properties.

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

Unlike C corporations that do not elect REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host Inc. to make required distributions are provided by distributions from Host L.P. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

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

The occurrence of any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth and on our results of operations and financial condition.  Potential consequences of disruptions in U.S. and global equity and credit markets and, as a result, an inability for us to access external capital at times, and on terms, reasonably acceptable to us could include:

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

As of December 31, 2015, we and our subsidiaries had total indebtedness of approximately $4 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will be required to raise additional funds through:

●	sales of Host L.P.’s OP units or Host Inc.’s common stock;
●	the incurrence of additional permitted indebtedness by Host L.P.; or
●	sales of our assets.

We cannot make any assurances that any of these sources of funds will be available to us or, if available, will be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan. Under certain circumstances, we would be required to use the cash generated by any or all of the events described above to repay other indebtedness.

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

Interest payments for borrowings on our credit facility and the mortgages on certain properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2015, approximately 35% of our debt is subject to floating interest rates and we generally target our floating rate debt to be 20% to 35% of our total debt.

Rising interest rates also could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. Currently, the majority of our mortgages with floating rates are fully or partially hedged through the use of floating-to-fixed interest rate swaps or interest rate caps. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. Also, as of December 31, 2015, 31 of our hotels are subject to third-party ground leases, which generally require periodic increases in ground rent payments. Our ability to pay these rents could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate ownership entities. We anticipate that our acquisitions will be financed with a combination of methods and a variety of sources of external capital, including proceeds from Host Inc. equity offerings, issuance of limited partnership interests of Host L.P., advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sale of assets. Our inability to access external sources of capital may limit our ability to finance acquisitions. For a discussion of factors that may limit our access to sources of capital, see “—We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times, and on terms reasonably acceptable to us, may affect adversely our business and results of operations.”  In addition, certain of these factors, such as disruption in the global capital markets, may limit the ability of purchasers to finance their acquisition of our hotels and therefore our ability to use disposition proceeds to finance our acquisitions.

We routinely are actively engaged in the process of identifying, analyzing and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our failure to realize the intended benefits from one or more acquisitions could have a significant adverse effect on our business, liquidity, financial position and/or results of operations. These adverse effects may occur because the performance of the property does not support the additional indebtedness and related interest expense that we incurred as a result of the acquisition. In addition, assets and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided under the transaction agreements may not survive long enough for us to become aware of such liabilities and to seek recourse against our sellers and indemnification covering representations and warranties often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may affect adversely our revenues, expenses, operating results and financial condition.  Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers generally are contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

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
●

The development of timeshare units could become less attractive due to decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell the timeshares for a profit or at the prices or selling pace we initially anticipated.

In addition, to the extent that developments are conducted through joint ventures, this creates additional risks, including the possibility that our partners may not meet their financial obligations or develop business interests, policies or objectives that are inconsistent with ours. See “—We may acquire hotel properties through joint ventures with third parties that could result in conflicts.”

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

To maintain our status as a REIT, we are not permitted to operate any of our hotels.  As a result, we have entered into management agreements with third-party managers to operate our hotel properties. For this reason, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage pricing and certain similar matters.  Although we consult with our hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to these matters. While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. The cash flow from our hotels may be affected adversely if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name.  Because our management agreements are long-term in nature, we also may not be able to terminate these agreements if we believe the manager is not performing adequately.

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

In addition, our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees, to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interest.

Furthermore, our management agreements for our brand managed properties generally have provisions that can restrict our ability to sell, lease or otherwise transfer our hotels, unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent. Similarly, decisions with respect to the repositioning of a hotel, such as the outsourcing of food and beverage outlets, may require the manager’s consent.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing or supervising, the employees at our properties in Brazil, New Zealand and Australia), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

We are required by our loan agreements or agreements with our hotel managers to make agreed upon capital expenditures. In addition, we will need to make further capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our properties in accordance with brand standards set by our managers, they may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels in which we make these investments.

Our hotels are geographically concentrated in a limited number of large urban gateway cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or threat of a terrorist attack.

The concentration of our hotels in a limited number of large urban gateway cities exposes us to greater risk to local economic or business conditions, changes in hotel supply in these cities, and other conditions than more geographically diversified hotel companies. Hotels in New York, Washington, D.C., San Diego, San Francisco, Boston, Florida, Hawaii, Atlanta, and Los Angeles represented approximately 73% of our 2015 revenues.  An economic downturn, an increase in hotel supply in these cities, a natural disaster, a terrorist attack or similar disaster in any one of these cities likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these cities and our overall results of operations. For example, in October 2012, our operations in New York City and other East Coast properties were impacted negatively by Hurricane Sandy.  In 2013, decreased U.S. government demand for hotel rooms (approximately 5% of our business) in markets such as Washington, D.C. had a negative impact on our results of operations for the year.

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

As of December 31, 2015, we own directly 13 hotels located outside of the United States. We also are party to a joint venture that owns 10 hotels in Europe and to a joint venture that owns a non-controlling interest in five hotels currently open and two hotels under development in India. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include:

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

●	compliance with and unexpected changes in regulatory requirements or monetary policy;
●	the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;
●	adverse changes in local, political, economic and market conditions;
●	the ability to obtain insurance coverage related to terrorist events;
●	changes in interest rates and/or currency exchange rates and difficulties in hedging these risks;
●	regulations regarding the incurrence of debt;
●	difficulties involved in managing an organization doing business in many different countries; and
●	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

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

We have made investments in joint ventures and are exploring further investment opportunities in the United States and internationally. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly.  We also may sell interests in existing properties to a third party as part of forming a joint venture with such third party.  Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer also could subject the assets to additional risks as a result of any of the following circumstances:

●	our co-venturer might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or
●	our co-venturer may be in a position to take action contrary to our instructions or requests, or contrary to our policies or objectives.

For certain joint ventures, we might not be able to take action without the approval of our joint venture partners. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and may negatively impact operations.

Full insurance recovery for terrorist acts may not be possible.

We generally obtain terrorism insurance to cover property damage caused by acts of terrorism under separate standalone policies of insurance as well as policies on U.S. properties which currently are subject to U.S. federal government cost sharing as provided in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”), which has been extended through December 31, 2020. We also have terrorism insurance under our general liability program and in our program for directors’ and officers’ coverage. We also obtain terrorism insurance to cover some of our foreign properties through insurance programs involving or administered by foreign governments. We may not be able to recover fully under our existing terrorism insurance policies for losses caused by some types of terrorist acts, and neither U.S. nor foreign terrorism insurance legislation or regulations ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

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

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Chile and New Zealand, have in the past been and continue to be particularly susceptible to damage from natural disasters. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the manager, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

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

Our third party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels we own and other hotels operated by our third party managers, their corporate locations and at third-party owned facilities, including for example, in a third-party hosted cloud environment. These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems. The risks from these cyber threats are significant. We rely on the security systems of our mangers to protect proprietary and customer information from these threats. Any compromise of our managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels we own that our managed by them, in increased costs and in potential litigation and liability. In addition, public disclosure, or loss of customer or proprietary information could result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our business, financial condition and results of operations.

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

We are involved in various legal proceedings in the ordinary course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period. We also could become the subject of future claims by the operators of our hotels, individuals or companies who use our hotels, our investors, our joint venture partners or regulating entities and these claims could have a significant adverse effect on our financial condition and performance.

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

As a result of the expansion of our international operations, currency exchange rate fluctuations could affect our results of operations and financial position. We generate revenue and expenses in such foreign currencies as the Euro, the Canadian dollar, the Mexican peso, the Australian dollar, the New Zealand dollar, the British pound sterling, the Swedish krona, the Brazilian real, the Indian rupee and the Chilean peso. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate entirely that risk. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in that same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts to U.S. dollars can result in an increase or decrease in the amount of our revenues or earnings.

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

Host Inc.’s charter and by-laws, the partnership agreement of Host L.P., and the Maryland General Corporation Law (the “MGCL”) contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host Inc.’s stockholders or Host L.P.’s unitholders, including the following:

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

●

Merger, consolidation, share exchange and transfer of Host Inc.’s assets. Under Maryland law and Host Inc.’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, convert, consolidate with one or more other entities, participate in a share exchange or transfer Host Inc.’s assets within the meaning of the MGCL if approved (1) by Host Inc.’s Board of Directors in the manner provided in the MGCL, and (2) by Host Inc.’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host Inc. with or into a trust organized for the purpose of changing Host Inc.’s form of organization from a corporation to a trust requires only the approval of Host Inc.’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the MGCL, specified mergers may be approved without a vote of stockholders and a share exchange only is required to be approved by the board of directors of a Maryland corporation if the corporation is the successor entity. Host Inc.’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

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

We have in the past and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2015, there are approximately 9.1 million OP units outstanding owned by third parties that are redeemable, which represents approximately 1% of all outstanding units. Further, a substantial number of shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We currently maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2015, there were approximately 16 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan and 1 million outstanding options exercisable with a weighted average exercise price of $19.37 per share.

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

We believe that Host Inc. has been organized and has operated in such a manner as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., two entities that have elected to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host Inc.’s subsidiary REITs qualify as a REIT or will continue to qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or any of its subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

To qualify as a REIT, Host Inc. is required to satisfy several asset and income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which assets are not susceptible to a precise determination of fair market value, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset test requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our hotel leases, interests in subsidiaries, or interests in securities of other issuers will not cause a violation of the REIT requirements.

Any determination that Host Inc. or one of its subsidiary REITs does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which the relevant entity does not qualify as a REIT would reduce its net earnings available for investment, debt service or distributions to stockholders. Furthermore, the entity not qualifying as a REIT no longer would be required to make distributions to its stockholders as a condition to REIT qualification and any distributions made to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on dividends at capital gain rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” Host Inc. will fail to qualify as a REIT.

Each hotel with respect to which our TRS lessee pays rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who legally is authorized to engage in such business at or in connection with such facility. We believe that all of the hotels leased to our TRS are qualified lodging facilities. Although we intend to monitor future acquisitions and improvements of hotels, the REIT provisions of the Code provide only limited guidance for making determinations with respect to the requirements for qualified lodging facilities, and there can be no assurance that these requirements will be satisfied in all cases.

If our hotel managers do not qualify as “eligible independent contractors”, Host Inc. and each subsidiary REIT likely will fail to qualify as a REIT for federal income tax purposes. Each of the hotel management companies that enters into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying income for the REIT income test requirements. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager cannot own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the hotel manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such hotel managers that are publicly traded, only owners of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% thresholds. Although we monitor ownership of our shares by our hotel managers and their owners, and certain provisions of our charter are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership levels will not be exceeded.

The size of our TRS will be limited and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the equity interests of an entity that is a corporation for federal income tax purposes if the entity is a TRS. A TRS may hold assets and earn income that would not be considered as qualifying assets or as qualifying income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management agreements. Both the REIT and its corporate subsidiary must jointly elect to treat such corporate subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock automatically will be treated as a TRS. Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT in order to assure that the TRS is subject to an appropriate level of corporate taxation.

Our TRS will pay federal income tax and applicable state and local income tax and, if applicable, foreign income tax on its taxable income. Its after-tax net income will be available for distribution to us, but it is not required to be distributed by such TRS to us. We believe that the aggregate value of the stock and securities of our TRS has been and will be less than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the 25% (20% for tax years beginning after December 31, 2017) limitation discussed above.

Rents paid to us by our TRS may not be based on net income or profits in order for such rents to qualify as “rents from real property.” We receive “percentage rents” that are calculated based on gross revenues of the hotels subject to leases from our TRS - not on net income or profits. If the IRS determines that the rents charged under our leases with our TRS are excessive, the deductibility thereof may be challenged at the TRS level, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent rents exceed an arm’s length amount. Recently enacted legislation has expanded the items subject to this 100% excise tax for tax years beginning on or after January 1, 2016. We believe that our rents and other transactions between our REITs and their TRS are based on arm’s-length amounts and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

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

See Part 1 Item 1. “Business—Our Consolidated Hotel Portfolio” above for a discussion of our hotels.

Item 3.	Legal Proceedings

We are involved in various legal proceedings in the ordinary course of business including, but not limited to, disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. We are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 4.	Mine Safety Disclosures

Not Applicable.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 19, 2016. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	77

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	60

W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions and was later named Treasurer and Chief Operating Officer before becoming our Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	57	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz B. Abji Executive Vice President, Asset Management	62

Minaz B. Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Joanne G. Hamilton Executive Vice President, Human Resources	58

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

Gregory J. Larson Executive Vice President, Chief Financial Officer	51

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

James F. Risoleo Executive Vice President, Managing Director Investments – Europe & West Coast	60

James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and he was elected Executive Vice President and Chief Investment Officer in 2000. In 2012, he became managing director of the company's European business activities. In 2015, Mr. Risoleo also assumed leadership for all of the company’s West Coast investment activities.

Nathan S. Tyrrell Managing Director, Investments – East Coast	43	Nathan S. Tyrrell joined our finance department in 2005. He became Treasurer in February 2010. In 2015 he was named Managing Director of investment activities for the East Coast.

Brian G. Macnamara Senior Vice President, Corporate Controller	56

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

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Host Inc.’s common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2014
1st Quarter	$20.47	$18.00	$0.14
2nd Quarter	22.77	20.05	0.15
3rd Quarter	23.09	21.20	0.20
4th Quarter	24.33	20.23	0.26

	Stock Price		Dividends Declared Per Share
	High	Low
2015
1st Quarter	$24.14	$20.04	$0.20
2nd Quarter	20.73	19.40	0.20
3rd Quarter	21.29	15.39	0.20
4th Quarter	17.85	15.20	0.20

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

As of February 19, 2016, there were 20,162 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 19, 2016, there were 1,600 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc.’s common stock.

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

Comparison of Five-Year Cumulative Stockholder Returns 2010 – 2015

	2010	2011	2012	2013	2014	2015
Host Hotels & Resorts, Inc.	$100.00	$83.48	$90.26	$114.93	$145.41	$98.16
NAREIT Equity Index	$100.00	$108.28	$129.62	$133.32	$170.68	$175.51
S&P 500 Index	$100.00	$102.11	$118.45	$156.80	$178.28	$180.75

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2015 Host Inc. Purchases of Equity Securities

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2015 – October 31, 2015	2,960,300	$16.53	2,960,300	$$599.5
November 1, 2015 – November 30, 2015	11,050,000	$16.84	11,050,000	$413.4
December 1, 2015 – December 31, 2015	5,550,000	$$16.03	5,550,000	$324.5
Total	19,560,300	$$16.57	19,560,300	$$324.5

*

On April 30, 2015, Host Inc. announced a program to repurchase up to $500 million of its common stock, which was utilized in full through repurchases finishing in November 2015. On October 29, 2015, Host Inc. announced a second program to repurchase up to an additional $500 million of common stock. The October program will expire on December 31, 2016, unless fully utilized prior to such date. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The programs do not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

Fourth Quarter 2015 Host Inc. Sales of Unregistered Securities

In October 2015 we issued approximately 31.3 million shares of Host Inc. common stock to holders of our 2.50% Exchangeable Senior Debentures (the “Debentures”) due 2029 who had elected to exchange their debentures pursuant to their terms.  At our election, the settlement was made all in shares at the then current exchange rate of 80.3053 shares of Host Inc. common stock per $1,000 principal amount of debentures (which is equivalent to a Host Inc. share price of $12.45). The shares were issued in reliance upon the private placement exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We received no proceeds from the issuance of common stock in these exchanges. Together with the approximately 0.7 million shares issued in July 2015, a total of approximately 32 million shares were issued in connection with the exchange of our 2.50% Exchangeable Senior Debentures.

In addition, on November 16, 2015, Host Inc. issued 6,170 shares of common stock to the John Z. Kukral 1998 Long-Term Trust upon redemption of 6,041 OP units of Host L.P. held by the fund, and on December 2, 2015 Host Inc. issued 702 shares of common stock to Timothy Coleman upon redemption of 688 OP units of Host L.P.  All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act.  The number of shares issued was based on the current conversion factor of 1.021494 shares per OP unit.

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

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. The following table sets forth, for the fiscal periods indicated, Host L.P.’s distributions declared per common OP unit:

	Distributions Declared Per Common Unit
	2014	2015
1st Quarter	$0.1430	$0.2043
2nd Quarter	0.1532	0.2043
3rd Quarter	0.2043	0.2043
4th Quarter	0.2656	0.2043

The number of holders of record of Host L.P.’s common OP units on February 19, 2015 was 1,600. The number of outstanding common OP units as of February 19, 2015 was 745,576,892 of which 736,449,007 were owned by Host Inc. Under the terms of certain of our senior notes and the credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. In addition, under the terms of Host L.P.’s preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid on our preferred OP units. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and Part I Item 1A. “Risk Factors—Financial Risks and Risks of Operation— The terms of our indebtedness and preferred units place restrictions on us and our subsidiaries and these restrictions reduce our operational flexibility and create default risks.”

Fourth Quarter 2015 Host L.P. Purchases of Equity Securities

Period	Total Number of OP Units Purchased		Average Price Paid Per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1, 2015 — October 31, 2015	2,914,903	*	1.021494 shares of Host Inc. Common Stock	—	—
November 1, 2015 — November 30, 2015	10,824,779	**	1.021494 shares of Host Inc. Common Stock	—	—
December 1, 2015 — December 31, 2015	5,437,580	***	1.021494 shares of Host Inc. Common Stock	—	—
Total	19,177,262			—	—

*

Reflects (1) 2,898,010 common OP units repurchased to fund the repurchase by Host Inc. of 2,960,300 shares of common stock as part of its publicly announced share repurchase program, and (2) 16,893 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

**

Reflects (1) 10,817,488 common OP units repurchased to fund the repurchase by Host Inc. of 11,050,000 shares of common stock as part of its publicly announced share repurchase program, and (2) 7,291 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

***

Reflects (1) 5,433,218 common OP units repurchased to fund the repurchase by Host Inc. of 5,550,000 shares of common stock as part of its publicly announced share repurchase program, and (2) 4,362 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, Inc. for the five years ended December 31, 2015 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2015	2014	2013	2012	2011
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,387	$5,354	$5,166	$5,059	$4,714
Income (loss) from continuing operations	571	747	210	(8)	(27)
Income from discontinued operations, net of tax (1)	—	—	115	71	11
Net income (loss)	571	747	325	63	(16)
Net income (loss) attributable to Host Hotels & Resorts, Inc.	558	732	317	61	(15)
Basic earnings (loss) per common share:
Continuing operations	.74	.97	.27	(.01)	(.04)
Discontinued operations (1)	—	—	.16	.09	.02
Basic earnings (loss) per common share	.74	.97	.43	.08	(.02)
Diluted earnings (loss) per common share:
Continuing operations	.74	.96	.27	(.01)	(.04)
Discontinued operations (1)	—	—	.15	.09	.02
Diluted earnings (loss) per common share	.74	.96	.42	.08	(.02)
Dividends declared per common share	.80	.75	.46	.30	.14
Balance Sheet Data:
Total assets	$11,784	$12,172	$12,772	$12,941	$13,035
Debt	4,017	3,957	4,717	5,358	5,698
___________
(1)

Prior to 2014, discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions. We adopted ASU 2014-08 as of January 1, 2014, pursuant to which we only report discontinued operations if a disposal represents a strategic shift. No prior year restatements are permitted for this change in policy.

Item 6.	Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, L.P. for the five years ended December 31, 2015 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2015	2014	2013	2012	2011
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,387	$5,354	$5,166	$5,059	$4,714
Income (loss) from continuing operations	571	747	210	(8)	(27)
Income from discontinued operations, net of tax (1)	—	—	115	71	11
Net income (loss)	571	747	325	63	(16)
Net income (loss) attributable to Host Hotels & Resorts, L.P.	565	741	321	62	(15)
Basic earnings (loss) per common unit:
Continuing operations	.76	.99	.28	(.01)	(.04)
Discontinued operations (1)	—	—	.15	.10	.02
Basic earnings (loss) per common unit	.76	.99	.43	.09	(.02)
Diluted earnings (loss) per common unit:
Continuing operations	.76	.99	.28	(.01)	(.04)
Discontinued operations (1)	—	—	.15	.10	.02
Diluted earnings (loss) per common unit	.76	.99	.43	.09	(.02)
Distributions declared per common unit	.817	.766	.470	.306	.143
Balance Sheet Data:
Total assets	$11,784	$12,172	$12,772	$12,941	$13,035
Debt	4,017	3,957	4,717	5,358	5,698
___________
(1)

Prior to 2014, discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions. We adopted ASU 2014-08 as of January 1, 2014, pursuant to which we only report discontinued operations if a disposal represents a strategic shift. No prior year restatements are permitted for this change in policy.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 99% of its common OP units as of December 31, 2015. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotel properties. As of February 19, 2016, we own 105 hotels in the United States and internationally and have minority ownership interests in an additional 17 hotels through joint ventures in the United States, Europe and the Asia/Pacific region. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. The majority are located in central business districts of major cities, near airports and in resort/conference destinations that benefit from significant barriers to entry by competitors. We have a targeted focus for acquisitions in these locations, and have disposed of non-core assets outside of these locations or with lower growth prospects. While hotels in these markets still are subject to competitive pressures, we believe this strategy of combining quality assets with superior locations provides opportunities to achieve room rate and occupancy premiums in excess of our competitors.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 60%, 35%, and 5%, respectively, of our 2015 room sales. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than trends in leisure demand. For a discussion of our customer categories, see “ – Our Customers”.

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

Operations from our domestic portfolio account for approximately 96% of our total revenues and 4% relate to our international hotels. The following table presents the components of our hotel revenue as a percentage of our total revenue:

		% of 2015 Revenues
•	Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	64%

•	Food and beverage revenue. Food & beverage revenues consist of revenues from group functions, which may include banquet revenue and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our properties.	29%

•	Other revenue. Occupancy, the nature of the property (e.g., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, entertainment and other guest services. This category also includes retail and apartment rental revenue.	7%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2015 Operating Costs and Expenses
•	Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	19%

•	Food and beverage expense. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenues. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	24%

•	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenue, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	27%

•	Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	5%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	8%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of past capital expenditures.	15%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 56% of our hotel operating expenses.

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

In discussing our operating results, we present RevPAR and certain other financial data for our hotels on a comparable hotel basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared and which operations have been included in our consolidated results. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage or large scale capital improvements. We also present RevPAR separately for our comparable consolidated domestic and international (both on a nominal and constant dollar basis) hotels, as well as for our joint venture in Europe. We provide RevPAR results in constant currency due to the number of consolidated properties we have internationally and the effect that exchange rates have on our reporting. We use constant currency because we believe it is useful to investors as it provides clarity on how the hotels are performing in their local markets. For all other measures (net income, operating profit, EBITDA, FFO, etc.) our discussion refers to nominal US$, which is consistent with our financial statement presentation under U.S. generally accepted accounting principles (“GAAP”).

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

Summary of 2015 Operating Results

The following table reflects certain line items from our audited statements of operations and the significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:

			Change			Change
	2015	2014	2014 to 2015		2013	2013 to 2014
Total revenues	$5,387	$5,354	0.6%		$5,166	3.6%
Net income	571	747	(23.6)%		325	129.8%
Operating profit	650	710	(8.5)%		512	38.7%
Operating profit margin under GAAP	12.1%	13.3%	(120	bps)	9.9%	340	bps
Adjusted EBITDA	$1,409	$1,402	0.5%		$1,306	7.4%

Diluted earnings per share	$.74	$.96	(22.9)%		$.42	128.6%
NAREIT FFO per diluted share	1.49	1.57	(5.1)%		1.26	24.6%
Adjusted FFO per diluted share	1.54	1.50	2.7%		1.31	14.5%

Comparable Hotel Data:

	2015 Comparable Hotels (1)				2014 Comparable Hotels (1)
			Change				Change
	2015	2014	2014 to 2015		2014	2013	2013 to 2014
Comparable hotel revenues	$5,076	$4,915	3.3%		$4,973	$4,740	4.9%
Comparable hotel EBITDA	1,373	1,319	4.1%		1,318	1,200	9.8%
Comparable hotel EBITDA margin	27.05%	26.85%	20	bps	26.5%	25.3%	120	bps
Change in comparable hotel RevPAR - Constant US$ (2)	3.8%				5.7%
Change in comparable hotel RevPAR - Nominal US$ (2)	2.9%				5.3%
Change in comparable domestic RevPAR	3.8%				5.4%
Change in comparable international RevPAR - Constant US$ (2)	2.2%				10.2%
___________

(1)

Comparable hotel operating statistics for 2015 and 2014 are based on 96 comparable hotels as of December 31, 2015, while the comparable hotel operating statistics for 2014 and 2013 are based on 106 comparable hotels as of December 31, 2014.

(2)	For a discussion of our constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Revenue per Available Room

In 2015, on a constant US$ basis, RevPAR at our comparable hotels increased 3.8% compared to 2014. For the first half of the year, solid lodging fundamentals drove RevPAR gains, particularly for our domestic portfolio, where RevPAR increased 4.4%.  However, growth was constrained by disruption from on-going renovations at several of our comparable properties. As the year progressed, general uncertainty around the world economic outlook due to significantly depressed oil prices, a slowdown of the Chinese economy and the continued relative strength of the U.S. dollar put downward pressure on US GDP and lodging demand growth. At the same time, supply growth, which had remained at historic lows since the financial crisis of 2008/2009, now is closer to the historic cumulative average growth rate of approximately 2%, and higher in certain of our major markets, including New York. The effects of the uncertain economic outlook, coupled with new supply, had the largest impact on the fourth quarter operating results.

RevPAR growth in 2015 was primarily rate driven, as room rates improved 3.3% on a constant US$ basis and occupancy improved 40 basis points to 77.4%. Group revenue increased 4.1%, driven by a 1.1% increase in room nights coupled with a 3.0% increase in rates. Meanwhile, transient demand was hampered by reduced international travel and softening business travel. Transient revenues increased 4.0% for the year driven by a 3.5% increase in average rate and a 0.5% increase in room nights sold. Additionally, RevPAR was impacted negatively by 20 basis points due to the adoption on January 1, 2015 of the 11th Edition of the Uniform System of Accounts for the Lodging Industry (“USALI”), which reclassifies certain revenue and expense items. The 2014 results were not restated for this adoption of USALI and therefore impact our comparative operating results.

Comparable RevPAR at our domestic portfolio increased 3.8% for the year, driven by a 3.2% improvement in room rates. Our West coast properties in Seattle, San Francisco, Los Angeles and San Diego led our domestic portfolio with average RevPAR increases of 8.5%, as already high levels of demand and solid group business allowed for average room rate increases of approximately 7.2% and average occupancy exceeded 80%. Our New York market lagged the portfolio with a RevPAR decrease of 1.7% during the year primarily due to a recent influx of new supply, the impact of which will continue into 2016.

On a constant US$ basis, RevPAR at our comparable consolidated international hotels increased 2.2% in 2015, led by our Latin American properties, with a 9.1% increase in RevPAR, despite very difficult comparisons at the JW Marriott, Rio de Janeiro due to the World Cup in 2014. However, our Canadian properties underperformed as the Calgary Marriott was significantly impacted by the decline in oil prices and extensive renovations. Comparable RevPAR in constant euros for the Euro JV properties, which are unconsolidated, increased 4.2% for the full year, driven by a 4.1% increase in average rate.

Rooms

Rooms revenues increased 3.0% for the full year on a comparable hotel basis, reflecting the 3.8% increase in comparable RevPAR on a constant dollar basis, partially offset by currency translation effects for our international properties. At the same time, comparable rooms expenses remained constant, as the improvements in RevPAR were primarily rate driven, as opposed to occupancy, which will typically allow our operators to limit the growth in departmental costs, particularly wages and benefits, and improve overall profitability.

Food and Beverage

Food and beverage revenues at our comparable hotels increased 5.2% for 2015. The increase was driven primarily by a 5.9% growth in banquet and audio visual revenues, which provide higher overall operating margins than outlet revenue, as catered functions generally are more profitable. In addition, the adoption of the updated edition of USALI increased comparable food and beverage revenues by approximately 270 basis points. Overall food and beverage profitability strengthened in 2015 as food and beverage cost as a percentage of revenues decreased 140 basis points.

Operating Profit

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) decreased 120 basis points for the full year 2015. These operating margins are affected significantly by several items, including operations from recently acquired hotels, dispositions, depreciation, impairments, and corporate expenses. In particular, for 2014, operating margins reflect a $69 million litigation gain due to the reversal of previously accrued expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 20 basis points to 27.05%. The improvements were driven by the increase in average room rate, as well as the 10.3% increase in comparable food and beverage profit described above.

Net Income and Adjusted FFO per Diluted Share

Net income for Host Inc. decreased $176 million in 2015 to $571 million as the improvements in operations were offset by a $141 million decline in gains on dispositions, an increase of $37 million of debt extinguishment costs, and the $69 million litigation reversal recognized in 2014. As a result, Host Inc.’s diluted income per common share declined $0.22 to $0.74. Adjusted FFO per Diluted Share, which excludes gains on dispositions, debt extinguishment costs, the reversal of the litigation accrual, as well as other real estate transactions, including depreciation, increased 2.7% to $1.54 per share. Net income, NAREIT and Adjusted FFO and the related per share measures benefited from the following:

•	Adjusted EBITDA increased $7 million to $1.4 billion, reflecting improvement in hotel operations, partially offset by a decline due to the net effect of acquisitions and dispositions;
•	a decrease in our weighted average interest rate which lowered our interest expense by $17 million (excluding debt extinguishment costs); and
•	per share measures improved due to the purchase of 31.8 million shares during the second half of 2015. The anti-dilutive effect of these purchases is computed on a weighted average basis.

The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the outside partners of Host L.P. For the year, Host L.P.’s net income decreased $176 million to $571 million, and the diluted income per common unit decreased $0.23 to $0.76 per common unit.

2016 Outlook

For the lodging industry overall, several divergent factors have led to significant uncertainty for 2016.  In the U.S., we continue to experience steady, albeit modest, GDP and business investment growth and a strong labor market.  At the same time, inflation is expected to be constrained despite what is considered near-full employment due to significantly depressed oil prices and the relative strength of the U.S. dollar.  Additionally, the slowdown in the Chinese economy, which had been the driving force for growth in emerging markets, has significantly hampered international growth, as well as dampening growth in the overall U.S. economy. We believe that the stronger growth in the U.S. economy will offset the slower international growth, leading to a modest improvement in demand for the lodging industry in 2016.

At the same time, we anticipate that supply growth will increase compared to recent years, and will be commensurate with historical levels of approximately 2% for the industry overall, although growth in the top 20 domestic markets is likely to exceed 3%. The higher growth rate is primarily driven by properties in the upscale and midscale segments, which, while not directly competitive with our portfolio, will have some effect on our portfolio. We continue to believe that our hotels in strong gateway markets will drive value in the long-term; however, supply growth is expected to cause some of these markets to continue to underperform in 2016. The increase in supply, coupled with low inflation expectations, is expected to constrain overall rate growth in the industry; therefore, despite occupancy being at near-peak levels, we anticipate only modest RevPAR growth in 2016.

Based on these factors, we anticipate year-over-year growth in RevPAR for our comparable hotels in constant dollars to increase 3% to 4% in 2016. We expect that 13 of our top 17 markets will exceed the high-end of this forecast based on advanced group bookings, less capital expenditure disruption and lower supply growth. However, other markets, particularly New York, will continue to be affected by increasing supply and a decrease in demand from international travel and are expected to underperform the portfolio.

While year-over-year RevPAR growth is difficult to project for 2016, we do anticipate that several of our strategic initiatives completed in 2015 will strengthen our bottom-line operating results.  For 2016, we will benefit from a full year of operating results for our new acquisitions and significant hotel redevelopments, including The Phoenician, The Camby, The Axiom,  The Logan, and the Houston Airport Marriott at George Bush Intercontinental. While the earnings growth partially will be offset by the loss of earnings from our recent sales, we anticipate that the overall impact of our capital allocation initiatives will be accretive to earnings, EBITDA and NAREIT and Adjusted FFO in 2016. Additionally, in 2015 we disposed of investments in 13 international properties (including non-controlling interests through our European and Asia/Pacific joint ventures). We also took advantage of the capital markets in 2015 to aggressively buy back our stock and refinance our debt, thereby lowering our weighted average annual interest rate by 110 basis points, further strengthening our balance sheet and investment grade rating.

As noted above, the current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See Part I Item 1A. “Risk Factors.”

Strategic Initiatives

During 2015, acquisition opportunities were limited, as the extended recovery of the lodging industry and continued low interest rate environment led to premium pricing for lodging properties in our major markets. Conversely, this environment allowed us to execute on approximately $930 million of asset dispositions in 2015, and another $98 million through February 18, 2016 (including dispositions by our Asia/Pacific and European joint ventures), to further focus our portfolio on our major markets. We also were able to complete several value enhancement, redevelopment and return on investment initiatives, with targeted returns well in excess of our cost of capital. The proceeds generated from our hotel dispositions, coupled with cash from operations, allowed us to distribute $646 million to our stockholders through common dividends and to repurchase $675 million of our common stock.

During 2016, we intend to simplify our portfolio through the divestiture of certain international properties, while we focus on U.S. and European gateway markets. While we will continue to actively monitor single asset or portfolio acquisition opportunities, we believe that transactions that meet our investment criteria will continue to be restrained; therefore, our near-term priorities will be to continue to dispose of non-core assets and to opportunistically sell core assets, if appropriate. We also will explore our existing portfolio for capital investments that we believe will enhance the overall profitability and improve asset values over the long term. Depending on market conditions, we also intend to deliver value to our stockholders through a meaningful dividend and the continued execution of our stock repurchase program, while we expect to maintain our targeted leverage ratio of between 2.5x to 3.0x.

Portfolio

Acquisitions.  On June 8, 2015, we acquired The Phoenician, a 643-room Luxury Collection resort, in Scottsdale, Arizona for $400 million. Located in a premium resort market with multiple demand generators for both transient and group business, the property features nine food and beverage outlets and approximately 83,500 square feet of indoor meeting space. The purchase also included two adjacent parcels of land totaling over nine acres that are zoned for residential development. We plan to undertake a comprehensive renovation over the next several years during the hotel’s seasonal, low-occupancy summer periods in order to minimize disruption. In connection with the acquisition, we entered into a long-term management agreement with Starwood to operate the hotel. During 2015, we also acquired the land under the Minneapolis Marriott City Center for $34 million.

Dispositions. We disposed of five non-core properties during 2015 for proceeds of approximately $180 million that were located in secondary or tertiary markets and were not consistent with our overall portfolio goals. We recorded gains on sale of approximately $60 million. In February 2016, subsequent to year end, we sold the San Diego Marriott Mission Valley for $76 million and recorded a gain on sale of approximately $48 million.

In September 2015, we announced our strategy to exit the Asia-Pacific market. During the fourth quarter 2015, and on February 4, 2016 we completed the sales of the Novotel Auckland Ellerslie, ibis Auckland Ellerslie, Novotel Queenstown Lakeside and Novotel Wellington hotels, New Zealand for NZ$180 million ($120 million), including the repayment of NZ$66 million ($44 million) of mortgage debt. We recorded gains on sale of approximately $30 million and $8 million in 2015 and the first quarter 2016, respectively. Additionally, our joint venture in Asia, in which we own a 25% interest, completed the sale of the Four Points by Sheraton Perth in Perth, Australia for A$91.5 million, including the repayment of A$43 million of mortgage debt. The Asia/Pacific JV recorded a gain on sale of approximately A$11 million ($8 million). We expect to sell our remaining properties in New Zealand

(three) and Australia (one) over the next six months but can provide no assurance on the timing or completion of such sales, due to the inherent uncertainty involved in the sales process.

On October 28, 2015, the Euro JV sold a portfolio of eight hotels, including the Sheraton Roma Hotel & Conference Center, The Westin Palace Milan, The Westin Europa & Regina, the Sheraton Warsaw Hotel & Towers, the Pullman Bercy Paris, the Le Méridien Grand Hotel Nuremberg, the Renaissance Brussels Hotel and the Brussels Marriott Executive Apartments, for approximately €420 million and repaid €185 million of mortgage debt secured by those properties. Additionally, in June 2015, the Euro JV Fund I sold the Crowne Plaza Hotel Amsterdam City Centre for €106 million, which included €3 million of FF&E reserve, and repaid the €44 million mortgage loan associated with the property. The Euro JV recorded gains on sale of approximately €121 million ($133 million). Our pro rata share of the gain is recorded in equity in earnings of affiliates.
Capital Investments

Value Enhancement. We seek to enhance the value of our portfolio by identifying and executing strategies to achieve the highest and best use of all aspects of our properties and matching each hotel within its specific market with the appropriate operator and brand, in order to optimize operating performance. This initiative may include new relationships with independent operators that may be an improved fit for smaller or unique properties, extending ground leases, and developing or disposing of underutilized land connected to our properties. We believe that the successful execution of these projects will create significant value for the company. During 2015, we successfully negotiated new franchise or management agreements at six properties, and currently have a total of 14 third-party managed hotels in our consolidated and joint venture portfolio. This included the following:

●	We repositioned the Powell Hotel, acquired in January 2014, as the Axiom Hotel, operated by Kokua Hospitality. The hotel was closed during 2015 for extensive renovations and reopened in January 2016.
●

We converted The Ritz-Carlton, Phoenix to an independent hotel operated by Destination Hotels. The property closed in July 2015 for extensive renovation work and reopened as The Camby Hotel in December 2015, as part of Marriott’s Autograph Collection.

●

We rebranded the Four Seasons Philadelphia as an independent luxury hotel operated by Sage Hospitality. The property was closed in June 2015 in order to expedite the renovation and opened in December 2015 as The Logan Philadelphia, Curio – A Collection by Hilton.

●

We selected Sage Hospitality as the operator for the Denver Marriott Tech Center Hotel. In the fourth quarter 2015, we began a transformational redevelopment that will include an extensive renovation of all guestrooms, a new lobby and lounge, and upgrades to the meeting space and food and beverage platforms. The renovation is expected to be completed in the fourth quarter of 2016.

●	We selected HEI Hotels & Resorts as the operator for the Sheraton Parsippany Hotel and The Westin Indianapolis and Davidson Hotels & Resorts as the operator for the Chicago Marriott Suites O’Hare.

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. Capital expenditures have totaled approximately $2.7 billion over the past five years and, as a result, we believe that our properties are in a strong competitive position relative to their market competitors. During 2015, we completed renovations to 8,000 guestrooms, approximately 419,000 square feet of meeting space and approximately 208,000 square feet of public space.

●

Redevelopment, Return on Investment and Acquisition Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects that are designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable location of our properties. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability, which we refer to as acquisition capital expenditures. Approximately $275 million was spent on redevelopment and return on investment projects, including acquisition capital expenditures, during 2015 compared to $112 million in 2014. Significant redevelopment and ROI capital expenditures during the year, in addition to the projects discussed above, included the following:

o

Marriott Marquis San Diego Marina – In December 2014, the demolition of the existing conference center commenced in order to begin construction of the new $106 million Marriott Marquis San Diego Marina Exhibit Hall. Development is approximately 75% complete and is expected to be open in June 2016. Upon completion, the hotel will provide approximately 280,000 square feet of expanded and modernized space for conferences and events.

o

Houston Airport Marriott – This $56 million project included the complete repositioning of the hotel and was substantially completed in December 2015. Guestrooms received a renovation of the soft and case goods and bathroom. We also closed two restaurants and created a new food and beverage outlet and lobby experience.

o

Grand Hyatt Washington –A public space repositioning project completed in May 2015, which included the structural reconfiguration of the lobby, retail space, restaurant space and the atrium and added 14,000 square feet of meeting and public space.

o

Newark Liberty International Airport Marriott – the renovation of all 591 rooms, which completed a multi-year redevelopment at the property that included the renovation of the lobby, meeting spaces and ballroom in previous years.

o

We completed several sustainability projects, including the installation of an energy-efficient chiller plant at the Westin Los Angeles Airport, a steam to gas conversion at the New York Marriott Marquis, in which the hotel operates its own boiler plant rather than utilizing the local utility, and the installation of rooftop solar panels at the Hyatt Regency Maui Resort & Spa.

For 2016, we expect to spend between $180 million and $195 million for redevelopment and ROI projects, including acquisition capital expenditures, representing a 32% decrease from 2015. The projects for 2016 include:

o

The Phoenician –We will begin a comprehensive two year renovation, which includes the renovation of all guestrooms in 2016, while the renovation of public space, spa and restaurants is scheduled for 2017.

o

Hyatt Regency San Francisco Airport – The renovation commenced in November 2015 and includes the renovations of the guestrooms and bathrooms, the repositioning of the atrium into a new restaurant and lounge and conversion of existing restaurant and sports bar to approximately 15,000 square feet of additional meeting space.

●

Renewal and Replacement Capital Expenditures. We spent $388 million and $324 million on renewal and replacement expenditures during 2015 and 2014, respectively. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. These projects included the renovation of nearly 6,400 rooms, 75,000 square feet of public space and 327,000 square feet of meeting space in 2015. Projects that were completed during 2015 included guestrooms at The Ritz-Carlton Golf Resort, Naples; guestrooms at Chicago Marriott Suites Downers Grove; the lobby and 3030 Ocean Restaurant and Bar at the Harbor Beach Marriott Resort & Spa; the Ritz-Carlton Amelia Island restaurant, lobby and lobby lounge; the View Lounge at the San Francisco Marriott Marquis; the Spa at the Orlando World Center Marriott; the Manchester Grand Hyatt San Diego 24 hour convenience  “Market Place”; and the Pinot Restaurant at the Westin South Coast Plaza, Costa Mesa . Operations in the first half of 2015 also were significantly affected by the following major projects:

o

Rooms renovations at the JW Marriott Washington D.C., San Antonio Marriott Riverwalk, JW Marriott Houston, New Orleans Marriott, The Westin Chicago River North and The Westin South Coast Plaza, Costa Mesa.

o	A comprehensive lobby and room renovation at the Calgary Marriott Downtown Hotel.
o	Lobby and meeting space renovations at The Westin Seattle, Boston Marriott Copley Place, and Hyatt Regency Cambridge

We expect that our investment in renewal and replacement expenditures in 2016 will total approximately $310 million to $325 million, representing an 18% decrease from 2015. These projects will include room renovations at The Ritz-Carlton, Tysons Corner, Harbor Beach Marriott Resort & Spa, and W Seattle and the renovation of the ballroom and event lawn at the Hyatt Regency Maui Resort and Spa.

Return of capital

Stock Repurchase Program and Dividends. As we have achieved our long term balance sheet objectives and expect to continue to generate cash from operations and sales of assets, Host Inc.’s Board of Directors announced a program to repurchase up to $500 million of common stock on April 30, 2015, and again on October 29, 2015, to repurchase up to an additional $500 million of common stock. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The level of purchases also will depend upon operating results, funds generated by sales activity, dividends that may be required by tax gains generated by such sales and other investment options that may be available, including reinvesting in our portfolio or acquiring new hotels. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During 2015, we repurchased 38.3 million shares at an average price of $17.64 for a total purchase price of approximately $675 million. Approximately $325 million of the purchases were in the fourth quarter at an average price of $16.57 per share. At December 31, 2015, we have $325 million of repurchase capacity remaining under the second program.

During 2015, Host Inc.’s Board of Directors declared dividends of $0.80 per share with respect to Host Inc.’s common stock, an increase of 6.7% over the prior year. Accordingly, Host L.P. made a distribution of $0.8171952 per unit with respect to its common OP units for 2015. On February 16, 2016, the Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend will be paid on April 15, 2016, to stockholders of record on March 31, 2016. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

There can be no assurances that any future dividends or stock buybacks will match or exceed those set forth above for any number of reasons, including a decline in operations or an increase in liquidity needs. We believe that we have sufficient liquidity and access to the capital markets in order to meet our near-term debt maturities, fund our capital expenditures programs and take advantage of investment opportunities.

Financing transactions

As operations have improved in the past several years, we have executed successfully on our strategy to decrease our leverage as measured by our net debt to EBITDA ratio and to reduce our debt service obligations, leading to an increase in our interest coverage and fixed charge coverage ratios and an investment grade rating for Host L.P.’s senior notes. These improvements were due to stronger operations, successful acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and the repayment and refinancing of debt in order to extend maturity dates and obtain lower interest rates.

During 2015, we continued to take advantage of favorable market conditions and our investment grade rating to decrease our weighted average interest rate and extend our weighted average debt maturity. We issued $900 million of senior notes at an average interest rate of 4.2% and used the net proceeds, along with an additional draw on the revolver portion of our credit facility, to repay $1 billion of senior notes with an average interest rate of 5.9%. Additionally, in September 2015, we entered into a new $500 million term loan (“2015 Term Loan Facility”) by exercising the accordion feature of our existing credit facility. At closing, we drew $300 million under the 2015 Term Loan Facility, and drew the remaining $200 million on December 29, 2015. In 2015, holders of almost all of our 2.5% exchangeable debentures elected to exchange their Debentures for shares of Host Inc. common stock at the exchange value after we elected to call the securities for redemption. As a result, we issued 32 million shares of Host Inc. common stock upon exchange and redeemed approximately $1 million of Debentures for cash. Prior to the redemption of the Debentures, the shares had been included in the calculation of diluted earnings per share, NAREIT FFO per share and Adjusted FFO per share, to the extent they were dilutive.

At December 31, 2015, our weighted average interest rate is 3.7% and our weighted average debt maturity is 6 years. We have a balanced maturity schedule wherein not more than 21% of our outstanding debt, representing 4% of our U.S. GAAP gross asset value, is due in any given year. Additionally, we have approximately $702 million of available capacity under the revolver portion of our credit facility and a debt balance of $4 billion. Assuming the exercise of credit facility extensions, we have no significant debt maturities until 2019.

The following graph summarizes our aggregate debt maturities as of February 19, 2016:

(1)	The term loan and credit facility agreements contain extension options that would extend the maturity of both instruments to 2019, subject to meeting certain conditions, including payment of a fee.

For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see “Note 4.  Debt” in the Notes to Consolidated Financial Statements.

Results of Operations

The following table reflects certain line items from our audited statements of operations (in millions, except percentages):

			Change		Change
	2015	2014	2014 to 2015	2013	2013 to 2014
Total revenues	$5,387	$5,354	0.6%	$5,166	3.6%
Operating costs and expenses:
Property-level costs (1)	4,645	4,611	0.7	4,533	1.7
Corporate and other expenses (2)	94	43	118.6	121	(64.5)
Gain on insurance settlements	2	10	(80.0)	—	N/M
Operating profit	650	710	(8.5)	512	38.7
Interest expense	234	214	9.3	304	(29.6)
Gain on sale of assets	95	236	(59.7)	33	N/M
Provision for income taxes	9	14	(35.7)	21	(33.3)
Income from continuing operations	571	747	(23.6)	210	255.7
Income from discontinued operations	—	—	N/M	115	N/M

Host Inc.:
Net income attributable to non-controlling interests	$13	$15	(13.3)	$8	87.5
Net income attributable to Host Inc.	558	732	(23.8)	317	130.9

Host L.P.:
Net income attributable to non-controlling interests	$6	$6	—	$4	50.0
Net income attributable to Host L.P.	565	741	(23.8)	321	130.8
___________
(1)	Amounts represent total operating costs and expenses from our consolidated statements of operations, less corporate and other expenses and the gain on insurance settlements.
(2)	2014 includes the reversal of the $69 million loss contingency related to the San Antonio Rivercenter litigation.

N/M=Not Meaningful

Statement of Operations Results and Trends

For 2015 and 2014, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) had a significant impact on year-over-year comparisons. Our operations were affected by the sale of eight hotels in 2015 and five hotels during both 2014 and 2013.  These dispositions were partially offset by the acquisition or new development of six hotels during this timeframe: The Phoenician acquired in June 2015, the Axiom Hotel acquired in January 2014, the YVE Hotel Miami acquired in August 2014, the ibis and Novotel Rio de Janeiro Parque Olimpico hotels, which opened in the fourth quarter of 2014 and the acquisition of the Hyatt Place Waikiki in 2013. For 2015, the net effect of our Recent Acquisitions and Dispositions was to reduce total revenues by $66 million, net income by $6 million, and Adjusted EBITDA by $27 million compared to 2014. For 2014, the net effect of our Recent Acquisitions and Dispositions was to reduce total revenues by $87 million, net income by $28 million, and Adjusted EBITDA by $45 million compared to 2013.

•

In 2015 and 2013, our results were more significantly impacted by disruptive renovations than typical years. During 2015, disruptive renovation activity exceeded 2014, which reduced growth in net income and Adjusted EBITDA when compared to 2014. Conversely, in 2014, we had fewer disruptive renovations compared to 2013, which increased the year-over-year growth in net income and Adjusted EBITDA when compared to 2013.

•

Our domestic hotel portfolio represents approximately 96% of our revenues and total assets. However, for international properties and our international joint ventures, we are exposed to currency exchange risks in the normal course of business. Due to the strengthening of the U.S. dollar, total revenues were affected negatively by approximately $35 million for 2015 and $18 million for 2014, each compared to the prior year. Additionally, currency fluctuations decreased net income approximately $7 million for 2015 and $4 million for 2014 and Adjusted EBITDA by $21 million for 2015 and $6 million for 2014, each compared to the prior year.

•

On January 1, 2015, our operators adopted the 11th edition of USALI, which reclassifies certain hotel-level revenue and expense items. Reclassifications include, among other items, certain service charges, all of which are now reflected on a gross basis, and group rebates, which are now shown as a reduction to revenue. The 2014 and 2013 results were not restated for the changes and therefore impact our 2015 comparative operating results. For 2015, we estimate the adoption of USALI decreased rooms revenue growth by 20 basis points, increased comparable F&B revenues growth by approximately 270 basis points, decreased other revenue growth by 10 basis points and reduced comparable hotel EBITDA margins by 15 basis points. The adoption of USALI did not impact net income, comparable hotel EBITDA, or Adjusted EBITDA. Please see “-Comparable Hotel Operating Results” for further discussion.

The following table presents revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

			Change		Change
	2015	2014	2014 to 2015	2013	2013 to 2014
Revenues:
Rooms	$3,465	$3,452	0.4%	$3,317	4.1%
Food and beverage	1,568	1,546	1.4	1,503	2.9
Other	354	356	(0.6)	346	2.9
Total revenues	$5,387	$5,354	0.6	$5,166	3.6

The increases in total revenues in 2015 and 2014 of $33 million and $188 million, respectively, were driven by increases of 3.3% and 4.9% in revenues for our comparable properties. For 2015 and 2014, total revenues were impacted by our non-comparable properties that were under renovation and our Recent Acquisitions and Dispositions, as discussed above.  Additionally, fluctuation in currency exchange rates and the relative strength of the U.S. dollar reduced the increase in total revenues by 80 basis points in 2015 and 35 basis points in 2014.

Rooms. Rooms revenues increased $13 million and $135 million in 2015 and 2014, respectively, reflecting an increase in constant dollar RevPAR of 3.8% and 5.7%, respectively, at our comparable hotels.  Currency fluctuations reduced year-over-year rooms revenues growth by 90 basis points in 2015 and 35 basis points in 2014.  Year-over-year comparisons also reflect a net decrease of $49 million in 2015 and $53 million in 2014 due to Recent Acquisitions and Dispositions.

Food and beverage. F&B revenues increased $22 million and $43 million in 2015 and 2014, respectively. For our comparable hotels, F&B revenues increased 5.2% and 3.8%, respectively, for 2015 and 2014, driven by increases in banquet and audio visual revenues of 5.9% and 5.1% at our comparable hotels in 2015 and 2014, respectively. Year-over-year comparisons also reflect a net decrease of $18 million for 2015 and $28 million for 2014 due to Recent Acquisitions and Dispositions.

Other revenues. Other revenues decreased $2 million in 2015 primarily due to lower guest room telephone, internet, and spa and fitness center revenue, partially offset by an increase in attrition and cancellation fees. In 2014, other revenues increased $10 million, primarily due to lease revenue at the New York Marriott Marquis as a result of the retail development agreement with Vornado Realty Trust and increases in attrition and cancellation fees and parking revenue. Year-over-year comparisons also reflect a net increase of $1 million in 2015 and a net decrease of $6 million in 2014 due to Recent Acquisitions and Dispositions.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

			Change		Change
	2015	2014	2014 to 2015	2013	2013 to 2014
Expenses:
Rooms	$902	$924	(2.4)%	$894	3.4%
Food and beverage	1,110	1,109	0.1	1,095	1.3
Other departmental and support expenses	1,295	1,264	2.5	1,249	1.2
Management fees	226	227	(0.4)	222	2.3
Other property-level expenses	396	386	2.6	376	2.7
Depreciation and amortization	716	701	2.1	697	0.6
Total property-level operating expenses	$4,645	$4,611	0.7	$4,533	1.7

Our operating costs and expenses, which consist of both fixed and variable components, are affected by a number of factors. Room expense is affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense correlates closely with food and beverage revenues, and is affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for both room expense and food and beverage expense is related to wages and employee benefits, which comprise approximately 56% of these expenses in any year. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. The overall increases in operating expenses in 2015 and 2014 are consistent with higher overall revenues at our properties. The year-over-year changes also reflect our Recent Acquisitions and Dispositions, as discussed below.

Rooms. Room expenses decreased $22 million during 2015 reflecting a decline in rooms expenses at our non-comparable hotels, and the effect of Recent Acquisitions and Dispositions.  Rooms expenses at our comparable properties were flat in 2015, as improvements in hourly productivity offset wage rate growth of 2.4%. In 2014, rooms expenses increased $30 million, reflecting an increase of 4.8% at our comparable hotels, primarily driven by increases in wages and benefits, higher travel agent commissions and laundry and guest supply costs. Year-over-year comparisons also reflect a net decrease of $13 million in 2015 and $14 million in 2014 due to Recent Acquisitions and Dispositions.

Food and beverage. The increase in F&B expenses of $1 million in 2015 and $14 million in 2014 reflect year-over-year increases of 3.2% and 2.6% in comparable F&B expenses, respectively. Overall, F&B hourly productivity was improved, which has led to declines in F&B costs as a percentage of revenues in 2015 and 2014. Additionally, much of the revenue improvements were driven by increases in banquet and audio visual revenues, which have higher overall operating margins than outlet revenue. Year-over-year comparisons also reflect a net decrease of $12 million in 2015 and $21 million in 2014 due to Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $31 million and $15 million in 2015 and 2014, respectively. For 2015, the increase primarily reflects growth in non-controllable expenses including credit card fees and loyalty and reward programs.  The increase in 2014 primarily was due to increases in credit card fees, wages and benefits, and sales and marketing costs. Year-over-year comparisons also reflect a net decrease of $13 million in 2015 and $21 million in 2014 due to Recent Acquisitions and Dispositions.

Management fees. Management fees, which generally are calculated as a percentage of revenues and operating profit, decreased 0.4% to $226 million for 2015 and increased 2.3% to $227 million for 2014. Base management fees for our comparable hotels, which are calculated as a percentage of total revenues, increased $0.5 million in 2015 and $8 million in 2014 due to the overall increase in our hotel revenues. For 2015, incentive management fees at our comparable properties increased 15.7% due to an increase in hotel operations and in the number of hotels earning incentive fees. In 2014, incentive management fees at our comparable hotels declined 4.1% reflecting the renegotiation of management agreements at three of our properties and declines at specific properties, which offset increases due to the overall improvement in operating profit that resulted in more properties incurring incentive management fees. Year-over-year comparisons also include a net decrease of $3 million in 2015 and $2 million in 2014 from Recent Acquisitions and Dispositions.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. In 2015, other property-level expenses increased $10 million, or 2.6%. For 2015, other property-level expenses at our comparable hotels increased 3.5% due to an increase in property taxes and ground rent, partially offset by a decline in utilities and insurance expense. In 2014, other property-level expenses increased $10 million, or 2.7%, including an increase of 3.6% at our comparable hotels.  For 2014, a 3.4% increase in property taxes was offset substantially by a decline in property insurance. The year-over-year changes also reflect a net decrease of $2 million in 2015 and $4 million in 2014 from our Recent Acquisitions and Dispositions.

Depreciation and amortization. Depreciation and amortization expense increased $15 million, or 2.1%, to $716 million in 2015 and increased $4 million, or 0.6% to $701 million in 2014. The increase in depreciation and amortization expense reflects the depreciation of our recent capital expenditures, partially offset by a decrease due to Recent Acquisitions and Dispositions.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2015	2014	2013
General and administrative costs	$87	$82	$87
Non-cash stock-based compensation expense	11	22	18
Litigation (recoveries) accruals and acquisition costs, net	(4)	(61)	16
Total corporate and other expenses	$94	$43	$121

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. Corporate expenses, excluding litigation (recoveries) accruals and acquisition costs, decreased 6% or $6 million, during 2015. For 2015, the decrease in the non-cash stock-based compensation expense reflects the decline in our stock price and a decline in the number of shares earned. In 2014, the increase reflects the increase in our share price during the year.  Litigation (recoveries) accruals and acquisition costs in 2014 include $69 million for the reversal of the loss contingency upon the successful resolution of the litigation related to the ground lease for the San Antonio Marriott Rivercenter.

Gain on insurance settlements. We recorded a gain of $2 million in 2015 for the receipt of the final settlement related to the earthquake in Christchurch, New Zealand in February 2011. In 2014, we recorded a gain of $10 million related to the receipt of insurance proceeds for several of our properties in New York and Washington, D.C. which were affected by Hurricane Sandy in October 2012.

Interest expense. Interest expense increased $20 million, or 9.3%, in 2015 as compared to 2014, due to a $37 million increase in debt extinguishment costs, offset by the decline in our weighted average interest rate. Interest expense decreased $90 million, or 29.6%, in 2014, due to the repayment or refinancing of debt, which lowered our full year weighted average interest rates and overall debt balance, and a decrease of $32 million in total debt extinguishment costs compared to 2013. The following table presents certain components of interest expense (in millions):

	Year ended December 31, (1)
	2015	2014	2013
Cash interest expense(1)	$168	$186	$239
Cash incremental interest expense (1)(2)	4	—	4
Non-cash interest expense	21	24	25
Cash debt extinguishment costs(1)	30	2	23
Non-cash debt extinguishment costs	11	2	13
Total interest expense	$234	$214	$304
___________
(1)

Total cash interest expense paid was $214 million, $189 million, and $282 million in 2015, 2014 and 2013, respectively, which includes an increase due to the change in accrued interest of $12 million, $1 million and $16 million for 2015, 2014 and 2013, respectively.

(2)	Incremental interest expense reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Gain (loss) on sale of assets. The following table presents the gains recognized on the sale of assets (in millions):

	Year ended December 31,
	2015	2014	2013
Delta Meadowvale Hotel & Conference Centre	$2	$—	$—
Sheraton Needham	18	—	—
Park Ridge Marriott and Chicago Marriott O'Hare	36	—	—
Kansas City Airport Marriott	3	—	—
Novotel Auckland Ellerslie and ibis Auckland Ellerslie	10	—	—
Novotel Queenstown	20	—	—
89% interest in the Philadelphia Downtown Marriott	—	111	—
Greensboro High-Point Marriott Airport	—	3	—
Tampa Marriott Waterside Hotel & Marina	—	115	—
The Ritz-Carlton San Francisco (1)	4	3	—
Maui Timeshare land (2)	2	3	—
Land adjacent to Newport Beach Marriott Hotel & Spa	—	—	21
Land adjacent to Atlanta Perimeter Center (3)	—	—	11
Other	—	1	1
	$95	$236	$33
___________
(1)	Represents the recognition of previously deferred gains related to the 2012 sale of The Ritz-Carlton San Francisco.
(2)	Represents amortization of the previously deferred gain related to the land contributed to the Maui JV.
(3)

Represents the recognition of the previously deferred gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for the highway expansion at the Atlanta Marriott Perimeter Center.

Equity in Earnings of Affiliates.  The $44 million increase in equity in earnings of affiliates for 2015 primarily reflects the gain on sale of nine properties, compared to one property in 2014, by the Euro JV, partially offset the effect of the strengthening of the US Dollar, as well as the increase in sales of timeshare units by the Maui JV.  In 2014, the increase reflects our portion on the gain on sale by the Euro JV in 2014 compared to an impairment charge in 2013, as well as the initial timeshare sales at our Maui JV.

Benefit (provision) for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The decrease in the tax provision in 2015 and 2014 from the prior year reflects a decrease in taxable income at the TRS due to an increase in rent expense in excess of the increase in operating profit from the hotels and a reduction of certain foreign taxes.

Income (loss) from discontinued operations. Discontinued operations consist of five hotels disposed of in 2013 and represents the results of operations and the gains or losses on the disposition of these hotels during the indicated periods. The following table summarizes the revenues, income before taxes, and the gain on disposals, net of tax, of the hotels which were reclassified to discontinued operations, which includes assets held for sale, and the results of sold hotels prior to their disposition for the periods presented (in millions):

Year ended December 31, 2013
Revenues	$104
Income before taxes	22
Gain on disposals, net of tax	97

Comparable Hotel Sales Overview

While management evaluates the performance of each individual hotel against its competitive set in a given market, we evaluate our overall portfolio operating results using three different criteria: geographic market, property type (i.e. urban, suburban, resort/conference or airport), and mix of business (i.e. transient, group or contract). As of December 31, 2015, 96 of our 107 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels.

2015 Compared to 2014

Comparable Hotel Sales by Geographic Market.

The following table sets forth performance information for our comparable hotels by geographic market as of December 31, 2015 and 2014:

Comparable Hotels by Market in Constant US$(1)

	As of December 31, 2015		Year ended December 31, 2015			Year ended December 31, 2014
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$228.47	79.6%	$181.85	$218.31	77.4%	$168.89	7.7%
New York	8	6,960	291.61	86.4	251.95	292.10	87.7	256.27	(1.7)
Washington, D.C.	12	6,023	205.52	75.5	155.16	201.94	76.7	154.96	0.1
Atlanta	6	2,280	183.13	75.3	137.82	172.85	73.9	127.82	7.8
Florida	8	4,965	234.83	74.8	175.75	222.07	73.9	164.11	7.1
Chicago	6	2,392	202.05	75.7	152.87	194.78	75.0	146.17	4.6
Denver	3	1,340	158.75	67.4	106.92	152.42	67.3	102.54	4.3
Houston	3	1,142	204.14	69.4	141.65	223.38	68.5	153.01	(7.4)
Phoenix	3	1,241	210.15	71.1	149.42	196.66	72.6	142.77	4.7
Seattle	3	1,774	204.17	78.8	160.84	188.57	78.8	148.62	8.2
San Francisco	5	3,701	239.00	83.5	199.56	224.15	82.4	184.78	8.0
Los Angeles	8	3,228	191.42	81.0	155.10	177.43	80.6	143.01	8.5
San Diego	4	3,331	195.57	82.3	160.98	182.90	80.5	147.30	9.3
Hawaii	3	1,682	323.10	88.7	286.48	324.57	84.1	273.08	4.9
Other	11	7,270	168.97	68.2	115.19	165.86	67.3	111.67	3.2
Domestic	87	50,514	221.62	77.6	172.00	214.74	77.1	165.65	3.8

Asia-Pacific	5	1,024	$149.56	83.4%	$124.71	$142.14	81.9%	$116.35	7.2%
Canada	2	849	177.16	60.5	107.20	175.83	68.2	119.97	(10.6)
Latin America	2	557	281.25	71.6	201.42	258.09	71.5	184.59	9.1
International	9	2,430	186.97	72.8	136.10	178.00	74.8	133.14	2.2
All Markets - Constant US$	96	52,944	220.11	77.4	170.34	213.10	77.0	164.15	3.8

Comparable Hotels in Nominal US$
	As of December 31, 2015		Year ended December 31, 2015			Year ended December 31, 2014
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	5	1,024	$149.56	83.4%	$124.71	$169.55	81.9%	$138.79	(10.1)%
Canada	2	849	177.16	60.5	107.20	203.55	68.2	138.89	(22.8)
Latin America	2	557	281.25	71.6	201.42	335.90	71.5	240.25	(16.2)
International	9	2,430	186.97	72.8	136.10	216.49	74.8	161.93	(16.0)
Domestic	87	50,514	221.62	77.6	172.00	214.74	77.1	165.65	3.8
All Markets - Nominal US$	96	52,944	220.11	77.4	170.34	214.82	77.0	165.48	2.9
___________
(1)	For a discussion of our markets and constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Our west coast markets continued to perform well in 2015, as San Francisco, Seattle, Los Angeles and San Diego all had RevPAR increases of between 8% and 9.3%. Our San Diego properties led our domestic portfolio, with a RevPAR increase of 9.3% as strong group demand allowed our operators to focus business towards the higher-rated transient and group business, leading to a 6.9% improvement in average daily rate. Similarly, strong transient demand coupled with solid group business has allowed our operators to focus on higher-rated transient customers in all of our west coast markets. At our Hawaiian properties, average occupancy increased 4.5 percentage points due to strong group and transient demand, while average rate declined 0.5.

The Boston market led our east coast markets as strong citywide demand, coupled with successful property specific promotional campaigns, led to increases in both transient and group demand. Conversely, in New York, new hotel supply coupled with a reduction in international demand as a result of a strong dollar has led to a RevPAR decline of 1.7%. We expect continued weakness for the New York market in 2016, as supply growth is expected to remain high. RevPAR grew just 0.1% in our DC Market due to the absorption of new supply, a decline in citywide events during the second half of the year and significant renovation projects that were completed during the first half of 2015 at our Grand Hyatt, Washington DC and JW Marriott, Washington DC.

In our south and central markets, Atlanta and Florida outperformed the portfolio with RevPAR growth of 7.8% and 7.1%, respectively. In Atlanta, renovations completed last year at the Westin Buckhead Atlanta and Grand Hyatt Atlanta in Buckhead led to strong rate growth. In Florida, strong group demand led to the 5.7% rate improvement and average occupancy of approximately 75%. The Chicago market was generally in-line with the portfolio. During the first half of the year, the market outperformed the portfolio driven by strong city-wide demand. However, as the year progressed, group demand declined, leading our operators to rely on discounted transient business. RevPAR for our Houston properties declined 7.4% due to disruption in the oil markets during 2015, which significantly hampered demand, as well as increasing market supply and the renovation at the Houston Marriott Medical Center hotel.

On a constant dollar basis, our international markets experienced RevPAR growth of 2.2%, led by our Latin America properties with RevPAR growth of 9.1%, on a constant dollar basis, as strong group demand and renovations completed in 2014 led to improvements in our Mexico property, while the JW Marriott Rio de Janeiro benefited from the weak Real during the year; despite difficult comparisons to the World Cup in 2014. Our Canadian properties, in particular Calgary, were affected negatively by falling oil prices and disruption from renovations, which led to a RevPAR decrease of 10.6% for 2015.

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2015 and 2014:

Comparable Hotels by Type in Nominal US$

	As of December 31, 2015		Year ended December 31, 2015			Year ended December 31, 2014
Property type (1)	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	32,646	$227.31	79.2%	$180.11	$225.11	79.0%	$177.89	1.2%
Suburban	23	8,627	181.93	72.4	131.64	170.64	71.6	122.15	7.8
Resort	12	7,751	262.67	73.0	191.85	253.83	71.9	182.60	5.1
Airport	8	3,920	161.31	81.7	131.80	150.15	82.5	123.91	6.4
All Types	96	52,944	220.11	77.4	170.34	214.82	77.0	165.48	2.9
___________
(1)	For a discussion of our property types, see “—Comparable Hotel Operating Statistics.”

Our suburban properties led the portfolio for the year with RevPAR growth of 7.8% driven by average rate growth of 6.6%. Continuing a trend from prior year, high occupancy and average room rate in urban markets has helped to drive demand in adjacent suburban markets. Our airport properties experienced RevPAR growth of 6.4%, driven by strong average rate growth at our west coast airport properties. The RevPAR improvement at our resort properties of 5.1% was driven by a 3.5% increase in average rate and improvement in occupancy of 110 basis points. Our urban properties lagged the portfolio, with a RevPAR increase of 1.2%, average rate increase of 1.0% and a 20 basis point growth in occupancy. Our urban properties were negatively affected by weakness in the Washington, D.C., New York, and Houston markets.

Hotel Sales by Business Mix.

Our customers fall into three broad categories:  transient, group and contract business. The information below is derived from business mix results from 87 comparable hotels for which 2015 and 2014 business mix information is available. In 2015, overall revenue growth was due to both group and transient growth. Revenue from our transient business increased 4.0%, reflecting an increase of 3.5% in average rate and a slight increase in room nights sold. Non-qualified discount transient room nights increased 8.9%, while lower-rated special corporate and government segments decreased 2.7%. Overall, group revenues improved 4.1% compared to the prior year, consisting of a 3.0% average room rate increase coupled with a 1.1% growth in group room nights sold. Corporate group revenue growth of 5.4% and association group revenue growth of 4.5% was partially offset by government and leisure growth of 0.9%.

2014 Compared to 2013

Comparable Hotel Sales by Geographic Market.

As of December 31, 2014, 106 of our 114 owned hotels were classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. The following table sets forth performance information for our comparable hotels by geographic market as of December 31, 2014 and 2013:

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

Our international markets experienced a strong growth in RevPAR of 10.2%, led by our Latin American properties with RevPAR growth of 23.3%, on a constant US$ basis, as the JW Marriott Hotel Rio de Janeiro benefited from the FIFA World Cup and the JW Marriott Hotel Mexico City benefited from the rooms renovation completed in 2013. Our Canadian properties, in particular in Calgary, were affected negatively by falling oil prices and renovations.

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2014 and 2013:

Comparable Hotels by Type in Nominal US$

	As of December 31, 2014		Year ended December 31, 2014			Year ended December 31, 2013
Property type (1)	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	56	34,536	$225.22	78.5%	$176.83	$217.29	78.1%	$169.66	4.2%
Suburban	28	9,807	165.80	71.5	118.60	156.26	70.7	110.51	7.3
Resort/Conference	11	5,570	258.09	73.6	189.95	244.50	72.5	177.23	7.2
Airport	11	5,339	144.66	81.1	117.32	133.71	79.9	106.82	9.8
All Types	106	55,252	210.40	77.0	162.07	201.43	76.4	153.86	5.3
___________
(1)	For a discussion of our property types, see “—Comparable Hotel Operating Statistics.”

For 2014, our airport properties led the portfolio for the year with RevPAR growth of 9.8%, driven by strong rate growth at our west coast airport properties. Our urban properties experienced RevPAR growth of 4.2%, as some of our more concentrated urban markets, such as New York and Washington, D.C., experienced slower growth due to increased supply. The RevPAR improvements at our suburban properties of 7.3% was driven by an increase in rates of 6.1%, as high occupancy levels in urban markets has helped drive demand in adjacent suburban markets. An increase in leisure travel and corporate group demand in 2014 led to a 7.2% increase in RevPAR at our resort properties, reflecting a 5.6% increase in rate growth and improvement in occupancy of more than 1 percentage point.

Hotel Sales by Business Mix.

The information below is derived from business mix results from comparable hotels for which 2014 and 2013 business mix information is available. In 2014, overall revenue growth was due to both group and transient growth. Group business was inconsistent throughout the year, with strong growth in the first and third quarters offset by slow growth in the second quarter and a slight decline in the fourth quarter. The inconsistency primarily can be attributed to timing of holidays throughout the year, as well as significant renovation activity in the fourth quarter. Overall, group revenues improved 5.6% compared to the prior year, consisting of a 2.8% average room rate increase coupled with a 2.7% growth in group room nights sold. Corporate and association group revenue increased by a combined 5.0%, while other groups revenue, both leisure and government groups, grew by a combined 7.4%. During 2014, transient revenues increased 5.1% when compared to 2013, reflecting an increase in average room rate of 4.9%, and a 0.2% increase in nights sold. The transient average room rate increase resulted from a combination of segment price increases and an increasingly favorable shift to higher-rated retail customers.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility given the inherent volatility in the lodging industry. We believe this strategy will result in a lower overall cost of capital, allow us to complete opportunistic investments and acquisitions and will position us to manage potential declines in operations throughout the lodging cycle. As operations have improved in the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio.

We intend to use available cash predominantly for acquisitions or other investments in our portfolio to the extent that they meet our return requirements. If we are unable to find appropriate investment opportunities, we will consider other uses of any available cash, such as a return of capital through dividends or common stock repurchases, the level of which will be determined by our operations and other market factors. Significant factors we review to determine the level and timing of common stock repurchases include the current stock price compared to our determination of the underlying value of our assets, current and forecasted operating results and the completion of hotel sales.

We have structured our debt profile to maintain a balanced maturity schedule and minimize the number of assets that are encumbered by mortgage debt. We have access to multiple types of financing as approximately 91% of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotel properties. Our senior unsecured debt is rated investment grade by Moody’s Investor Services, Fitch Ratings and Standard & Poor’s Rating Service, which has allowed us to borrow capital at lower rates than previously achieved. In 2015, we refinanced $1 billion of senior notes, closed on a $500 million term loan, exchanged our $400 million of Debentures for common stock and repaid $35 million of mortgage debt. Additionally, 96% of our hotels (as measured by revenues) are unencumbered by mortgage debt.

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

	2015	2014	2013
Cash and cash equivalents, beginning of year	$684	$861	$417
Increase (decrease) in cash and cash equivalents	(445)	(177)	444
Cash and cash equivalents, end of year	$239	$684	$861
Operating activities
Cash provided by operating activities	$1,171	$1,150	$1,019
Investing activities
Acquisitions and investments	(442)	(216)	(259)
Dispositions and return of capital from investments	383	539	643
Capital expenditures	(663)	(436)	(436)
Financing activities
Issuances of senior notes	898	—	400
Issuances of mortgage debt	—	4	150
Issuance of credit facility term loan	500	—	—
Net draws (repayments) on credit facility revolver	120	(221)	186
Repurchase of senior notes, including exchangeable debentures	(1,001)	(150)	(801)
Mortgage debt and other prepayments and scheduled maturities	(35)	(384)	(411)
Common stock repurchase	(675)	—	—
Host Inc.:
Common stock issuance	2	4	303
Dividends on common stock	(646)	(469)	(313)
Host L.P.:
Common OP unit issuance	2	4	303
Distributions on common OP units	(654)	(475)	(317)

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, as well as dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to pay dividends are provided by Host L.P. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. Assuming the exercise of credit facility extensions, we have no significant debt maturities until 2019.

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

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we also will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2016, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes and mortgage debt other than in accordance with its terms. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

We continue to explore potential acquisitions and anticipate that any such future acquisitions will be funded primarily by proceeds from sales of properties, but also potentially from equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt, available cash or advances under our credit facility. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase. We may acquire additional properties through various structures, including transactions involving single assets, portfolios, joint ventures and acquisitions of the securities or assets of other REITs.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligation to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the $702 million available capacity under the revolver portion of our credit facility is mitigated, as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2015, the exposure risk related to our derivative contracts totaled $17 million and the counterparties were investment grade financial institutions.

Sources and Uses of Cash. In 2015, our primary sources of cash included cash from operations, proceeds from asset sales, debt issues and returns from equity investments. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, debt repayments and repurchases, common stock repurchases and distributions to equity holders. We anticipate that our sources and uses of cash will be similar during 2016.

Cash Provided by Operations. Our cash provided by operations for 2015 increased $21 million to $1,171 million compared to 2014 reflecting improved operations at our hotels.

Cash Used in Investing Activities. Approximately $736 million of cash was used in investing activities during 2015 compared to $93 million in 2014. In addition to the acquisition, investment and disposition activity detailed in the charts below, we spent approximately $663 million on capital expenditures, compared to $436 million in 2014. Our renewal and replacement capital expenditures for 2015 were approximately $388 million, which reflects an increase of approximately 20% from 2014 levels. Our renewal and replacement capital expenditures generally are funded by the furniture, fixture and equipment funds established at certain of our hotels (typically 5% of property revenues) and by our available cash. We also spent approximately $275 million in 2015 on ROI/redevelopment projects and acquisition capital expenditures, which reflects an increase of approximately 145% compared to 2014 levels. Additionally, we have capitalized certain internal costs and interest expense associated with our capital expenditures projects in accordance with GAAP. These capitalized costs were $13 million, $14 million and $11 million for 2015, 2014 and 2013, respectively.

The following tables summarize significant investment activities and dispositions that have been completed as of February 19, 2016 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
December	2015	Acquisition of land under Minneapolis City Center Marriott	$(34)
June	2015	Acquisition of The Phoenician	(400)
January-December	2014	Investment in Maui JV	(40)
January-December	2014	Development costs for two hotels in Rio de Janeiro	(13)
January-December	2014	Investment in Euro JV(1)	(21)
August	2014	Acquisition of b2 miami downtown hotel(2)	(58)
January	2014	Acquisition of The Powell Hotel(3)	(75)
		Total acquisitions/investments	$(641)
___________

(1)	Includes contribution of $14 million to fund the acquisition of the Sheraton Berlin Grand Hotel Esplanade (formerly Grand Hotel Esplanade) by the Euro JV.
(2)	The b2 miami downtown hotel was renovated and reopened as the YVE Hotel Miami.
(3)	The Powell Hotel was renovated and reopened as the Axiom Hotel.

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions/Return on Investments
February	2016	Disposition of San Diego Marriott Mission Valley	$76	$76
February	2016	Disposition of Novotel Wellington	13	22
January - December	2015	Distribution from Euro JV	115	115
October - November	2015	Disposition of three hotels in New Zealand	61	98
August	2015	Disposition of Kansas City Airport Marriott	9	9
June	2015	Disposition of Park Ridge Marriott and Chicago Marriott O'Hare	88	89
June	2015	Disposition of Sheraton Needham	53	54
March	2015	Disposition of Delta Meadowvale Hotel & Conference Centre	32	33
December	2014	Disposition of Dayton Marriott	18	21
December	2014	Disposition of Greensboro-High Point Marriott Airport	16	19
October	2014	Disposition of Tampa Marriott Waterside Hotel & Marina	189	199
April	2014	Distribution from Euro JV	17	17
February	2014	Disposition of Courtyard Nashua	9	10
January	2014	Sale of 89% interest in the Philadelphia Marriott Downtown(2)	290	270
		Total dispositions	$986	$1,032
___________
(1)	Proceeds are net of mortgage debt repayments, FF&E replacement funds paid by the purchasers and retained at the hotels, transfer taxes and other sales costs.
(2)

Sale price represents the 89% interest in the hotel that was sold. Net proceeds also include our 11% portion of the proceeds received from the $230 million mortgage loan issued by the joint venture at closing.

Cash Used in Financing Activities. Net cash used in financing activities was $865 million for 2015, as compared to $1,226 million in 2014. During 2015, debt activity resulted in a net debt issuance of approximately $482 million compared to debt repayments of $751 million in 2014. Additionally, in 2015, we repurchased approximately $675 million of common stock and cash dividends paid during the year increased $177 million, or 38%, in 2015 to $646 million.

The following table summarizes significant debt issuances, net of deferred financing costs, that have been completed as of February 19, 2016 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
December	2015	Borrowings on the $500 million 2015 Term Loan Facility	$200
June - December	2015	Net draw on revolver portion of credit facility	120
October	2015	Proceeds from the issuance of $400 million 4.5% Series F senior notes	395
September	2015	Borrowings on the $500 million 2015 Term Loan Facility	297
May	2015	Proceeds from the issuance of $500 million 4% Series E senior notes	495
		Total issuances	$1,507

The following table presents significant debt repayments, including prepayment premiums, that have been completed as of February 19, 2016 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Cash Repayments
February	2016	Repayment of NZ$14 million mortgage loan on the Novotel Wellington	$(9)
November	2015	Redemption of $500 million of 6% Series V senior notes	(515)
October - November	2015	Repayment of NZ$52 million mortgage loan on three New Zealand hotels	(35)
June	2015	Redemption of $500 million of 5 7/8% Series X senior notes	(515)
January - October	2014	Net repayment on revolver portion of credit facility	(221)
October	2014	Redemption of Dulles Airport industrial revenue bond	(12)
June	2014	Redemption of Philadelphia Airport Marriott industrial revenue bond	(40)
June	2014	Redemption of Newark Liberty International Airport Marriott industrial revenue bond	(32)
February	2014	Repayment of mortgage loan on the Ritz-Carlton, Naples and Newport Beach Marriott	(300)
February	2014	Redemption of $150 million of 6 3/4% Series Q senior notes	(152)
		Total cash repayments	$(1,831)

Non-cash Debt Transaction
July - October	2015	Exchange of Debentures for common stock	$(399)
Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed as of February 19, 2016 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January	2016	Dividend payment (1)(2)	$(150)
January-December	2015	Dividend payment (1)(2)	(646)
May - December	2015	Repurchase of 38.3 million shares of Host Inc. common stock	(675)
January-December	2014	Dividend payments (2)	(469)
		Cash payments on equity transactions	$(1,940)

Non-cash Equity Transaction
July - October	2015	Issuance of approximately 32 million common shares of Host Inc. for the exchange of the Debentures (3)	$399
___________
(1)	Our dividend payment for the fourth quarter of 2015 was made in January 2016, but accrued at December 31, 2015.
(2)	In connection with the dividends, Host L.P. made distributions of $152 million in 2016, $654 million in 2015 and $475 million in 2014 to its common unit holders.
(3)	In connection with the exchange, Host L.P. issued approximately 31.3 million common OP units to Host Inc.

Financial Condition

As of December 31, 2015, our total debt was approximately $4 billion, of which 65% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2015	2014
Series V senior notes, with a rate of 6% due November 2020	$—	$495
Series X senior notes, with a rate of 5⅞% due June 2019	—	493
Series Z senior notes, with a rate of 6% due October 2021	297	296
Series B senior notes, with a rate of 5¼% due March 2022	347	346
Series C senior notes, with a rate of 4¾% due March 2023	445	445
Series D senior notes, with a rate of 3¾% due October 2023	397	397
Series E senior notes, with a rate of 4% due June 2025	495	—
Series F senior notes, with a rate of 4½% due February 2026	395	—
2009 Exchangeable Senior Debentures, with a rate of 2½% due October 2029	—	386
Total senior notes	2,376	2,858
Credit facility revolver	295	198
2014 Credit facility term loan due June 2017	499	499
2015 Credit facility term loan due September 2020	497	—
Mortgage debt (non-recourse), with an average interest rate of 4.7% and 5.0% at December 31, 2015 and 2014, respectively, maturing through January 2024	350	402
Total debt	$4,017	$3,957

Aggregate debt maturities at December 31, 2015 are as follows (in millions):

	Senior notes
	and	Mortgage debt
	credit facility	and other	Total
2016	$—	$163	$163
2017	500	—	500
2018	298	36	334
2019	—	—	—
2020	500	—	500
Thereafter	2,400	150	2,550
	3,698	349	4,047
Deferred financing costs	(29)	—	(29)
Unamortized (discounts) premiums, net	(2)	—	(2)
Capital lease obligations	—	1	1
	$3,667	$350	$4,017

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

Series E and F senior notes were issued under a new senior notes indenture and have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends. These senior notes have covenants similar to our Series D senior notes, but are different than the covenants applicable to our prior series of senior notes issued before our investment grade rating.

Under the terms of the Series D, E and F senior notes, Host L.P.’s ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 1.5x by Host L.P. As calculated, this ratio excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on Host L.P.’s consolidated statement of operations. In addition, the calculation is based on Host L.P.’s pro forma results for the four prior fiscal quarters, giving effect to certain transactions, such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Other covenants limiting Host L.P.’s ability to incur indebtedness include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), maintaining secured indebtedness of less than 40% of adjusted total assets (using undepreciated real estate book values) and maintaining total unencumbered assets of at least 150% of the aggregate principal amount of outstanding unsecured indebtedness of Host L.P. and its subsidiaries. So long as Host L.P. maintains the required level of interest coverage and satisfies these and other conditions in the senior notes indenture, it may incur additional debt.

We are in compliance with all of the financial covenants applicable to our Series D, E and F senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D, E and F senior notes and our actual credit ratios as of December 31, 2015:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	491%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	2%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.1	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

Currently, our senior notes have an investment grade rating from both Moody's and Standard & Poor's. As a result, many of the restrictive covenants contained in the senior notes indenture and the supplemental indentures for our prior series of senior notes are not applicable, as they do not apply for so long as such series of notes maintain an investment grade rating from both Moody's and Standard & Poor's. The following primary covenants continue to apply to our existing senior notes (other than our Series D, E and F senior notes):

●	restrict our ability to sell all or substantially all of our assets or merge with or into other companies; and
●	require us to make an offer to repurchase the existing senior notes then currently outstanding upon the occurrence of a change of control.

If our senior notes no longer are rated investment grade by either or both of Moody's and Standard & Poor's, then the following covenants and other restrictions will be reinstated for our senior notes (but will not apply to the Series D, E and F senior notes which have different covenants):

●

our ability to incur indebtedness and make distributions will be subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-tointerest coverage ratio of at least 2.0x. We will be able to make distributions to enable Host Inc. to pay dividends on its preferred stock, if any, under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture applicable to our non-investment grade senior notes based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan in order to establish the debt at fair value, and, during the year ended December 31, 2015, approximately $13 million of non-cash interest, which represents interest expense recorded as a result of the implementation in 2009 of an accounting requirement relating to our outstanding Exchangeable Senior Debentures. These amounts are included in interest expense on our consolidated statements of operations;

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

The following summarizes the actual credit ratios for our senior notes (other than the Series D, E and F senior notes) as of December 31, 2015 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	499%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.2	x	Minimum ratio of 2.0x

*	Because of differences in the calculation methodology between our Series D, Series E and Series F senior notes and our other senior notes, our actual ratios as reported can be slightly different.

Exchangeable Debentures. In 2009 Host L.P. issued $400 million of 2½% exchangeable senior debentures. In October 2015, Host L.P. gave notice that it would redeem all of its currently outstanding Debentures at a cash redemption price of 100% of the principal amount, plus accrued interest. At the time, the Debentures were exchangeable and the exchange price was equivalent to a Host Inc. share price of $12.45. Based on Host Inc.’s then current stock price, the exchange value of the Debentures exceeded the cash redemption price and holders of all but $1 million of the Debentures elected to exchange their Debentures for shares of Host Inc. common stock at the exchange value rather than receive the redemption price at par. As a result, we issued 32 million shares of Host Inc. common stock upon exchange (including $8.7 million of Debentures that had elected to exchange in July 2015) and redeemed approximately $1 million of Debentures for cash.

Credit Facility. On June 27, 2014, we entered into a senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros, British pound sterling and, if available to the lenders, Mexican peso, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar and Mexican peso borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings in U.S. dollars, Canadian dollars, Euros or British pounds sterling and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity of June 2018, with two six-month renewal options, subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties.

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

Amended and Restated Credit Facility.  On September 10, 2015, Host L.P. entered into an amendment and restatement of its existing $1 billion revolving loan facility and $500 million term loan bank credit facility with Bank of America, N.A., as administrative agent, for the purpose of adding a new $500 million delayed draw term loan facility (the “2015 Term Loan Facility”). The 2015 Term Loan Facility was established through an exercise of the option under the existing credit facility to increase the amount of the facility by up to $500 million. The restatement also included the opportunity to add an additional $500 million of commitments which may be used for revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments and the satisfaction of the other conditions specified in the restatement.

Host L.P. drew $300 million under the 2015 Term Loan Facility on September 10, 2015, and the remaining $200 million balance was drawn on December 29, 2015. Borrowings under the 2015 Term Loan Facility were used to repay amounts outstanding under the revolver portion of the credit facility.

The 2015 Term Loan Facility will mature in September 2020. The maturity dates of the revolving loan facility and the existing term loan facility under the existing credit facility remain unchanged. Neither the revolving loan facility, the 2014 Term Loan Facility nor the 2015 Term Loan Facility require any scheduled amortization payments prior to maturity. The 2015 Term Loan Facility is otherwise subject to terms and conditions similar to those in the existing credit facility regarding subsidiary guarantees and pledges of security interests in subsidiaries, operational covenants, financial covenants and events of acceleration, all of which remain unchanged under the restatement.

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

Prepayments. Voluntary prepayments of revolver borrowings and term loans under the credit facility are permitted in whole or in part without premium or penalty. The loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to below $10 billion if we do not reinvest the proceeds of those asset sales in new properties. At December 31, 2015, we have adjusted total assets, as defined in our credit facility, of $19 billion.

Financial Covenants.  The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding thereunder and the term loans are repaid, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the revolver portion of the credit facility in the future if we were ever to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish its fair value and non-cash interest expense due to the implementation in 2009 of accounting standards relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, pursuant to which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2015:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.8	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.0	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.5	x	Minimum ratio of 1.75x
___________
(1)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. The margin ranges from 87.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2015, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points. Interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 90 to 175 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2015, our applicable margin on LIBOR loans under the 2014 Term Loan is 112.5 basis points, for an all-in interest rate of 1.55%. Our applicable margin on the 2015 Term Loan for LIBOR loans is 110 basis points.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x, as currently is the case. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments, dividends and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture to the extent applicable, while our senior notes maintain an investment grade rating. Additionally, the credit facility’s restrictions on incurrence of debt and the payment of dividends and distributions generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT.

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

Mortgage and Other Debt. As of December 31, 2015, we had mortgage debt secured by seven hotels, which represent 4% of our total revenues in 2015. All of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2015, secured debt represented approximately 9% of our total debt and our aggregate secured debt had an average interest rate of 4.7% and an average maturity of 4.0 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2015 (in millions):

	Balance as of
	December 31,
	2015	2016	2017	2018	2019	2020	Thereafter
Mortgage Debt
Harbor Beach Marriott Resort and Spa, 4.75%, due 1/1/2024	$150	$—	$—	$—	$—	$—	$150
New Zealand hotel portfolio, 5.85%, due 2/18/2018 (1)	36	—	—	36	—	—	—
Hyatt Regency Reston, 3.35%, due 7/1/16 (2)	100	100	—	—	—	—	—
Hilton Melbourne South Wharf, 6.07%, due 11/23/2016 (3)	63	63	—	—	—	—	—
Capital leases	1	1	—	—	—	—	—
Total mortgage debt	$350	$164	$—	$36	$—	$—	$150
___________
(1)

The floating interest rate is equal to the 3-month New Zealand Bank Bill Rate plus 66 basis points plus an additional commitment fee of 44 basis points per annum. In addition, we entered into a swap agreement that fixes 75% of the loan at an all-in rate of 6.85%. The rate shown reflects the rate in effect at December 31, 2015.

(2)	This floating rate mortgage is based on LIBOR plus 310 basis points. The rate shown reflects the rate in effect at December 31, 2015.
(3)

The floating interest rate is equal to the 3-month BBSY plus 230 basis points. In addition, we entered into separate agreements that fix 75% of the loan at an all-in rate of 6.7% and that cap the remaining 25% at an all-in interest rate of 9.9%. The rate shown reflects the rate in effect at December 31, 2015.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests. For the entities that we consolidate in our financial statements that have third party non-controlling partnership interests, the portion of mortgage debt included in the above table that is attributable to the non-controlling interests, based on their percentage of ownership of the ventures, is approximately $91 million. Additionally, we have non-controlling interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships and joint ventures attributable to us, based on our ownership percentage thereof, was $347 million at December 31, 2015. This debt balance primarily is attributable to our approximate one-third ownership interest in the Euro JV. The mortgage debt related to the hotels owned by our Euro JV contains operating covenants that could result in the joint venture being required to escrow cash from operations or to make principal payments without penalty. The debt of our European and Asia/Pacific joint ventures is non-recourse to us. In addition, we have jointly and/or severally guaranteed construction loans incurred by our Maui timeshare and Hyatt Place Nashville joint ventures. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend. Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on our results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on January 15, 2016 to stockholders of record as of December 31, 2015. The $0.20 per share dividend represents Host Inc.’s intended regular quarterly dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, it may elect in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or increased dividends, which dividends could be in excess of taxable income. Any special dividend would be subject to approval by Host Inc.’s Board of Directors.

Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of December 31, 2015, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the holders for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), pursuant to which we have certain contingent liabilities and/or guarantees. Contingencies included on our balance sheet are discussed in Part II Item 8. “Financial Statements and Supplementary Data – Note 16. “Guarantees and Contingencies.” As of December 31, 2015, we are party to the following material off-balance sheet arrangements:

European Joint Venture. The Euro JV consists of two separate funds, with our partners being APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We serve as the general partner for the joint venture and have a combined general and limited partner interest of 32.1% with respect to Euro JV Fund I and 33.4% with respect to Euro JV Fund II. Due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Euro JV is not consolidated in our financial statements. As of December 31, 2015, the total assets of the Euro JV are approximately €1.6 billion.

Our investment and partners’ funding as of December 31, 2015 is as follows:

	Host's Net Investment		Total Partner Funding
	Euros (in millions)	US$ (in millions)	Euros (in millions)	% of Total Commitment
Euro JV Fund I	€125	$135	€463	67%(1)
Euro JV Fund II	106	116	301	67%
	€231	$251	€764
___________
(1)	The remaining commitment is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

In July 2015, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2016. The commitment period of Euro JV Fund I for acquisitions expired in December 2015. As asset manager of the Euro JV funds, we earn an asset management fee based on the amount of equity commitments and equity invested, which fees in 2015, 2014 and 2013 were approximately $11 million, $16 million and $15 million, respectively.

The following table sets forth operating statistics for the Euro JV comparable hotels as of December 31, 2015 and 2014:

	Comparable Euro JV Hotels in Constant Euros (1)
			Change
	2015	2014	2014 to 2015
Average room rate	€218.87	€210.30	4.1%
Average occupancy	78.2%	78.1%	10	bps
RevPAR	€171.14	€164.24	4.2%
___________
(1)

The presentation above includes the operating performance for the 9 properties consisting of 3,499 rooms in the joint venture with comparable results. The table excludes nine hotels sold in 2015, one hotel sold in 2014, and one hotel acquired in 2014 as the Euro JV did not own these hotels for the entirety of the periods presented. See “-Comparable Hotel Operating Statistics.”

The operating statistics of the hotels are presented in constant Euros, the functional currency of the Euro JV, in order to present the results of the hotels without the effects of foreign currency exchange rates. The functional currency of the hotel owned in the United Kingdom is the British pound sterling. For the year ended December 31, 2015, the Euro JV’s comparable hotel RevPAR in constant euros increased by 4.2%, which resulted in total revenue increase of 2.5%, on a constant euro basis.

For 2015, 2014 and 2013, our portion of the earnings (losses) of the Euro JV was €51 million ($57 million), €17 million ($21 million) and  €(9) million, ($(12) million), respectively, and is included in equity in earnings (losses) of affiliates on our statements of operations. The earnings in 2015 include €39 million ($43 million) related to our portion of the gains recognized on the sale of nine properties, discussed below. The earnings in 2014 include €3 million ($4 million) related to our portion of the gains recognized on the sale of one property.  The loss in 2013 includes €11 million ($15 million) related to our portion of a €33 million impairment expense related to the Sheraton Roma Hotel & Conference Center, which has been sold. In addition to the US GAAP impairment analysis performed for each of the properties at the partnership level, we also reviewed our investment in the Euro JV for other-than-temporary impairment and determined that no additional impairment expense was necessary in 2015 or 2014.

Cash flows from operating activities of the Euro JV were €78 million, €69 million and €36 million for 2015, 2014 and 2013, respectively. Future cash flows from operations primarily are expected to continue to be used to invest in the portfolio through capital expenditures, to fund other investments or distributions to partners.

During 2015, the Euro JV distributed €328.5 million to its partners, of which Host’s share was €107 million ($115 million). Ninety-two percent of the 2015 distributions were funded by proceeds from the hotel dispositions described below, while the remainder was funded by cash from operations. During 2014, the Euro JV distributed €37 million to its partners, of which Host’s share was €12 million ($17 million), which distributions were funded with net proceeds from the hotel disposition described below.  During 2015, 2014 and 2013, the Euro JV invested approximately €23 million, €21 million and €32 million, respectively, in capital expenditures projects. The Euro JV expects to spend between €15 million and €25 million on capital expenditures in 2016, none of which capital expenditures are expected to require additional partner contributions.

During 2015, the Euro JV sold nine properties for €526 million and repaid €229 million of mortgage loans secured by the properties.  During 2014, the Euro JV sold one property for £33 million and repaid the £21 million mortgage loan secured by the property.  Net proceeds from the hotel sales were distributed to the partners and were used for other partnership investments.

In 2014, the Euro JV acquired a 90% interest in the 394-room Grand Hotel Esplanade Berlin (renamed the Sheraton Berlin Grand Hotel Esplanade).  The hotel was acquired based on an aggregate gross value of €81 million, and the partnership assumed €48 million of mortgage and other long-term debt.  The net assets acquired were funded by partner contributions.

The Euro JV has €734 million of mortgage debt, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. In addition to the repayment of mortgage debt in conjunction with the hotel dispositions described above, the Euro JV refinanced €174 million of mortgage debt in 2015, reducing its weighted average interest rate to 2.6%, a reduction of 90 basis points compared to year end 2014.

The following presents our portion of the Euro JV debt maturities as of December 31, 2015 (in USD):

We have entered into four foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between January 2016 and September 2017. We have hedged €177 million (approximately $208 million), of our investment through these contracts and have designated draws under our credit facility in Euros. For additional detail on the foreign currency forward sale contracts and our exposure to changes in foreign currency exchange rates, see Part II Item 7A. “—Quantitative and Qualitative Disclosures about Market Risk.”

Asia/Pacific Joint Venture. We have a 25% interest in the Asia/Pacific JV with RECO Hotels JV Private Limited, an affiliate of GIC RE. The agreement may be terminated by either partner at any time, which would trigger the liquidation of the JV. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for equity contributions to the Asia/Pacific JV expired in March 2012.

As of December 31, 2015, the partners have invested approximately $96 million (of which our share was $24 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. This joint venture owns five operating properties and is developing two additional properties in India, totaling approximately 1,750 rooms. Two of the properties opened in Bangalore in 2012, one opened in Chennai in 2014 and two opened in New Delhi in 2015. The two properties that are under various stages of development are located in Chennai. The hotels currently are and will be managed by AccorHotels under the Pullman, ibis and Novotel brands.

On October 14, 2015, the Asia/Pacific JV sold the Four Points by Sheraton Perth for A$91.5 million and repaid A$43 million of mortgage debt. The JV recorded a gain on sale of approximately A$11 million ($8 million).

Maui Joint Venture. We have a 67% ownership interest in a joint venture with an affiliate of HV Global Group, a subsidiary of Interval Leisure Group (“Interval”), to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). Our ownership is a non-controlling interest as a result of the significant economic rights held by the Interval member, which also is the managing member. The project opened in December 2014 with total development costs of approximately $195 million, which was partially funded with a $110 million construction loan. The construction loan is jointly and severally guaranteed by us and Hyatt Hotels Corporation, and with member contributions. As of December 31, 2015, $44 million was outstanding on the construction loan. We have contributed approximately $87 million to the Maui JV, which includes the contribution of land valued at $36 million. During 2015 and 2014, the Maui JV recognized $76 million and $54 million in sales of timeshare units.  We recognized earnings of $9 million and $3 million in 2015 and 2014, respectively, which includes our portion of the net income of the partnership as well as a portion of the deferred gain on the contribution of the land.

Hyatt Place Joint Venture. We own a 50% interest in the 255-room Hyatt Place Nashville Downtown in Tennessee, which was developed for $43 million through a joint venture with White Lodging Services. The joint venture holds a $31 million loan, for which the partners have jointly and/or severally guaranteed 50% or the value. We invested approximately $6 million for our investment in the joint venture. Due to the significant control rights of our partner, we do not consolidate the joint venture in our financial statements.

For additional discussion on each of our joint venture investments see Part II Item 8. Financial Statements and Supplementary Data – Note 3. “Investments in Affiliates.”

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2015 (in millions):

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt obligations (1)	$5,007	$307	$1,098	$751	$2,851
Capital lease obligations	1	1	—	—	—
Operating lease obligations	1,715	44	84	78	1,509
Purchase obligations (2)	513	463	50	—	—
Other long-term liabilities reflected on the balance sheet (3)	9	—	—	—	9
Total	$7,245	$815	$1,232	$829	$4,369
___________
(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been reflected based on the weighted average interest rate.
(2)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(3)

The amounts shown include deferred management fees and the estimated amount of tax expense. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for two of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and is, therefore, not determinable. The estimated amount of tax expense relates to uncertain tax liabilities.

Tax Sharing Arrangements. Under tax sharing agreements with former affiliated companies (such as Marriott International, Inc., HMS Host and Barceló Crestline Corporation), we are obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that such former affiliate was owned by us. This adjustment could result in a tax liability that we may be obligated to pay under the tax sharing agreement. Additionally, under the partnership agreement between Host Inc. and Host L.P., Host L.P. is obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) incurred by Host Inc., as well as any liabilities the IRS may successfully assert against Host Inc. We do not expect any amounts paid under these tax sharing arrangements to be material.

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

Application of New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. We adopted ASU 2015-03 effective December 31, 2015 and reclassified deferred financing costs, net, from total assets to net of debt in the liabilities section of our balance sheet. Adoption of this standard affects only the presentation of our balance sheets.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired The Phoenician in June 2015. The hotel will not be included in our comparable hotel set until January 1, 2017. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 107 hotels that we owned on December 31, 2015, 96 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2015 are excluded from comparable hotel results for these periods:

●	Novotel Rio de Janeiro Parque Olimpico and ibis Rio de Janeiro Parque Olimpico (opened in the fourth quarter of 2014);
●	The Phoenician (acquired in June 2015);
●	YVE Hotel Miami (acquired as the b2 miami downtown hotel in August 2014);
●	Axiom Hotel (acquired as the Powell Hotel in January 2014);
●

The Camby Hotel (previously The Ritz-Carlton, Phoenix), removed in the third quarter of 2015 (business interruption due to rebranding, including closure of the hotel in July 2015 for extensive renovation work);

●

Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Santiago, removed in the second quarter of 2015 (business interruption due to extensive guestroom renovation and reconfiguration, which requires temporary closure of a significant portion of the guestrooms);

●

The Logan (previously the Four Seasons Philadelphia), removed in the first quarter of 2015 (business interruption due to rebranding, including closure of the hotel in order to expedite renovation efforts);

●

Houston Airport Marriott at George Bush Intercontinental, removed in the first quarter of 2015 (business interruption due to complete repositioning of the hotel, including guest room renovations and the closure of two restaurants to create a new food and beverage outlet and lobby experience); and

●	Marriott Marquis San Diego Marina, removed in the first quarter of 2015 (business interruption due to the demolition of the existing conference center and new exhibit hall).

The operating results of 13 hotels disposed of in 2015 and 2014 are not included in comparable hotel results for the periods presented herein.

As of December 31, 2014, 106 of our 114 hotels were classified as comparable. The operating results of the following hotels that we owned as of December 31, 2014 are excluded from comparable hotel results for these periods:

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

Constant US$, Nominal US$, and Constant Euros

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for 2014 assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in 2015, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with the manner in which we would evaluate our domestic portfolio. However, the effect of changes in foreign currency has been reflected in the actual results of net income, EBITDA, earnings per diluted share and Adjusted

FFO per diluted share. Nominal US$ results include the effect of currency fluctuations consistent with our financial statement presentation.

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

In unusual circumstances, we also may adjust EBITDA for gains or losses that management believes are not representative of our current operating performance. For example, in 2013, management excluded the $11 million gain from the eminent domain claim for land for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of Adjusted EBITDA.

The following table provides a reconciliation of net income to Adjusted EBITDA (in millions):

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

	Year ended December 31,
	2015	2014
Net income (1)	$571	$747
Interest expense	234	214
Depreciation and amortization	716	695
Income taxes	9	14
EBITDA (1)	1,530	1,670
Gain on dispositions (2)	(93)	(233)
Gain on property insurance settlement	(2)	(1)
Acquisition costs	1	2
Litigation gain(3)	—	(61)
Non-cash impairment loss	—	6
Equity investment adjustments:
Equity in earnings of affiliates	(70)	(26)
Pro rata Adjusted EBITDA of equity investments	68	68
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(25)	(23)
Adjusted EBITDA (1)	$1,409	$1,402
___________
(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $2 million and $3 million for the years ended December 31, 2015 and 2014, respectively, for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of eight hotels in 2015, the sale of an 89% controlling interest in one hotel in 2014, and the sale of four hotels in 2014.
(3)

We exclude the net effect of litigation recoveries/gains or losses that we consider outside of the ordinary course of business from our determination of Adjusted EBITDA and Adjusted FFO. For 2014, the amounts primarily reflect activity for the litigation concerning the ground lease for the San Antonio Marriott Rivercenter started in 2005. Over time, we had accrued litigation losses totaling $69 million for this litigation. On October 3, 2014, the final motion for rehearing by Keystone-Texas Property Holding Corporation to the Texas Supreme Court was denied. As a result, in the third quarter of 2014, we reversed the $69 million loss contingency, which is included as a reduction to corporate expense in net income. Consistent with our definition of Adjusted EBITDA and Adjusted FFO, we have excluded $59 million of the gain, as the related accrual for this amount was similarly excluded in prior years. We are including $10 million of the gain in Adjusted EBITDA and Adjusted FFO, which represents periodic interest accrued on the judgments since 2010, as this amount was included as a reduction in Adjusted EBITDA and Adjusted FFO in prior years.

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2013, management excluded the $11 million gain from the eminent domain claim for land for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of NAREIT and Adjusted FFO.

The following table provides a reconciliation of net income to NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Income

to NAREIT and Adjusted Funds From Operations per Diluted Share

	Year ended December 31,
	2015	2014
Net income (1)	$571	$747
Less: Net income attributable to non-controlling interests	(13)	(15)
Net income attributable to Host Inc.	558	732
Adjustments:
Gain on dispositions, net of taxes (2)	(93)	(232)
Gain on property insurance settlement	(2)	(1)
Depreciation and amortization	712	692
Non-cash impairment loss	—	6
Equity investment adjustments:
Equity in earnings of affiliates	(70)	(26)
Pro rata FFO of equity investments	45	51
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(9)	(9)
FFO adjustments for non-controlling interests of Host L.P.	(7)	(6)
NAREIT FFO (1)	1,134	1,207
Adjustments to NAREIT FFO:
Loss on debt extinguishment	45	4
Acquisition costs	1	3
Litigation gain (3)	—	(61)
Adjusted FFO (1)	$1,180	$1,153

For calculation on a per share basis:

Adjustments for dilutive securities (4):
Assuming conversion of Exchangeable Senior Debentures	$22	$27
Diluted NAREIT FFO	$1,156	$1,234
Diluted Adjusted FFO	$1,202	$1,180

Diluted weighted average shares outstanding-EPS	752.9	786.8
Assuming conversion of Exchangeable Senior Debentures	25.4	—
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	778.3	786.8
NAREIT FFO per diluted share	$1.49	$1.57
Adjusted FFO per diluted share	$1.54	$1.50
___________
(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P. (1)

(in millions, except hotel statistics)

	Year ended December 31,
	2015	2014
Number of hotels	96	96
Number of rooms	52,944	52,944
Percent change in comparable hotel RevPAR - Constant US$	3.8%	—
Percent change in comparable hotel RevPAR - Nominal US$	2.9%	—
Operating profit margin (2)	12.1%	13.3%
Comparable hotel EBITDA margin (2)	27.05%	26.85%
Comparable hotel revenues
Room	$3,293	$3,197
Food and beverage (3)	1,500	1,426
Other	283	292
Comparable hotel revenues (4)	5,076	4,915
Comparable hotel expenses
Room	$854	$854
Food and beverage (5)	1,054	1,022
Other	130	148
Management fees, ground rent and other costs	1,665	1,572
Comparable hotel expenses (6)	3,703	3,596
Comparable hotel EBITDA	1,373	1,319
Non-comparable hotel results, net (7)	87	135
Depreciation and amortization	(716)	(701)
Interest expense	(234)	(214)
Provision for income taxes	(9)	(14)
Gain on sale of property and corporate level income/expense	70	222
Net income	$571	$747
___________
(1)

The adoption of the 11th edition of the Uniform System of Accounts for the Lodging Industry (“USALI”) on January 1, 2015 has impacted our comparative operating results. The impact of USALI in 2015 reduced comparable RevPAR growth by approximately 20 basis points, reduced comparable hotel EBITDA margins by approximately 15 basis points, and increased comparable food and beverage revenue growth by approximately 270 basis points. These changes did not affect net income, comparable hotel EBITDA, or Adjusted EBITDA.

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

(3)

The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Year ended December 31,
	2015	2014
Food and beverage sales per the consolidated statements of operations	$1,568	$1,546
Non-comparable hotel food and beverage sales	(107)	(156)
Food and beverage sales for the property for which we record rental income	39	36
Comparable food and beverage sales	$1,500	$1,426
(4)

The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Year ended December 31,
	2015	2014
Revenues per the consolidated statements of operations	$5,387	$5,354
Non-comparable hotel revenues	(373)	(495)
Hotel revenues for the property for which we record rental income, net	62	56
Comparable hotel revenues	$5,076	$4,915

(5)

The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Year ended December 31,
	2015	2014
Food and beverage expenses per the consolidated statements of operations	$1,110	$1,109
Non-comparable hotel food and beverage expenses	(80)	(109)
Food and beverage expenses for the property for which we record rental income	24	22
Comparable food and beverage expenses	$1,054	$1,022
(6)

The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows (as discussed above, 2014 amounts have not been adjusted for the adoption of the 11th edition of USALI):

	Year ended December 31,
	2015	2014
Operating costs and expenses per the consolidated statements of operations	$4,737	$4,644
Non-comparable hotel expenses	(286)	(360)
Hotel expenses for the property for which we record rental income	62	56
Depreciation and amortization	(716)	(701)
Corporate and other expenses	(94)	(43)
Comparable hotel expenses	$3,703	$3,596
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

Interest Rate Sensitivity

Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks.

The interest payments on 65% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $15 million in 2016. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
								Fair
	2016	2017	2018	2019	2020	Thereafter	Total	Value
Liabilities
Debt:
Fixed rate (1) (2)	$(6)	$(5)	$(5)	$(4)	$(4)	$2,543	$2,519	$2,610
Average interest rate	4.66%	4.66%	4.66%	4.66%	4.66%	4.62%

Variable rate (1)	$163	$500	$335	$—	$500	$—	$1,498	$1,498
Average interest rate (3)	1.74%	1.57%	1.51%	1.52%	1.52%	—%
Total debt							$4,017	$4,108

Interest rate derivative
Variable to fixed-notional (4)	$45	$—	$36	$—	$—	$—	$81
Fair value (asset)/liability								$1
Average pay rate(5) (6)	6.30%	5.85%	5.85%	—%	—%	—%
Average receive rate (5) (6)	4.31%	3.98%	3.98%	—%	—%	—%
___________
(1)	The amounts are net of unamortized discounts and deferred financing costs.
(2)	Negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.
(3)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2015. No adjustments are made for forecast changes in the rate.

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in benchmark interest rates associated with variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2015.

During 2015, in contemplation of issuing the 4% Series E senior notes, we entered into three forward swaps and two treasury locks for total notional amounts of $150 million and $200 million, respectively. The purpose of the forward swaps and treasury locks was to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a 10-year period and the treasury locks hedged the risk of changes in the 10-year U.S. Treasury rate. Subsequent to the pricing date of the 4% Series E senior notes in May 2015, we net settled the three forward swaps and two treasury locks for total proceeds of approximately $4 million. The gain on the forward swaps and treasury locks initially was recorded to other comprehensive income and now is being amortized over the 10-year life of the Series E senior notes, as a reduction to interest expense.

Also in 2015, in contemplation of issuing the 4.5% Series F senior notes, we entered into five forward swaps for a total notional amount of $350 million. The purpose of the forward swaps was to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a

10-year period. Subsequent to the pricing date of the 4.5% Series F senior notes in October 2015, we net settled the five forward swaps for a total payment of approximately $9 million. The loss on the forward swaps initially was recorded to other comprehensive income and now is being amortized over the 10-year life of the Series F senior notes, as an increase to interest expense. The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

Currently Outstanding						Change in Fair Value - All Contracts

						Gain (Loss)
	Total Notional		Maturity	Swapped	All-in-	Year ended December 31,
Transaction Date	Amount		Date	Index	Rate	2015	2014
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$1	$—
February 2011 (2)	NZ$	53	February 2016	NZ$ Bank Bill	7.15%	—	—
___________

(1)	The swap was entered into in connection with the A$86 million ($63 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$53 million ($36 million) mortgage loan on four properties in New Zealand outstanding at December 31, 2015.

Exchange Rate Sensitivity

We have currency exchange risk as a result of our hotel ownership in Australia, Brazil, Canada, Chile, Mexico and New Zealand and our investment in the European and Asia/Pacific joint ventures. We utilize several strategies to mitigate the exposure of exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, and (iii) investing through partnership and joint venture structures. For 2015 and 2014, revenues from our consolidated foreign operations were $221 million and $277 million, or 4% and 5%, respectively, of our total revenues. As of December 31, 2015, our international investments consisted of the following (in millions):

Consolidated

Country	Consolidated Assets (Book Value)	Mortgage Debt	Non-Controlling Interest	Net Assets	Credit Facility Draw(1)	Foreign Currency Forward Purchase Contracts (notional)	Net Asset Exposure	2015 Net Gain/(Loss) on Foreign Currency Exposure (2)
Australia	$110	$(63)	$(14)	$33	$—	$—	$33	$(5)
Brazil	65	—	—	65	—	—	65	(25)
Canada	71	—	—	71	(77)	(22)	(28)	(2)
Chile	60	—	—	60	—	—	60	(10)
Mexico	23	—	(11)	12	—	—	12	—
New Zealand	77	(36)	—	41	—	—	41	(2)
United Kingdom	—	—	—	—	(17)	—	(17)	1
	$406	$(99)	$(25)	$282	$(94)	$(22)	$166	$(43)

Unconsolidated

	Investment Balance	Foreign Currency Forward Purchase Contracts (notional)	Credit Facility Draw	Net Asset Exposure	2015 Net Gain/(Loss) on Foreign Currency Exposure (2)
European Joint Venture	$251	$(124)	$(84)	$43	$(13)
Asia/Pacific Joint Venture	25	—	—	25	—
	$276	$(124)	$(84)	$68	$(13)
___________

(1)	Approximately $33 million of the $77 million CAD credit facility draw has been designated as a hedge of our net investment in Canadian entities.
(2)	Includes a net loss of $52 million that is included in accumulated other comprehensive income and $4 million recognized during 2015 in our Statement of Operations.

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

During 2015, upon the maturity of two foreign currency forward sale contracts with a total notional amount of €55 million, for which we received total proceeds of approximately $12 million, we entered into two new foreign currency forward sale contracts with a total notional amount of €55 million. The gain related to the matured contracts is included in accumulated other comprehensive income and will be recognized in earnings when our investment in the Euro JV has been repatriated.

As of December 31, 2015, we have five foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to other comprehensive income (loss) within the equity portion of our balance sheets. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

As of December 31, 2015, the fair value of our foreign currency forward sale contracts is $17 million. The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Year ended December 31,
Range	Currency		in Dollars	Date Range	2015	2014
January 2013-September 2015		€100	$124	January 2016-September 2017	$13	$18
November 2014	C$	25	$22	November 2016	$3	$1

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

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Year ended December 31,
Currency	US$	Foreign Currency		2015	2014
Canadian dollars (1)	$33	C$	46	$5	$2
Euros	$84		€77	$10	$13
___________
(1)	We have drawn an additional $44 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

Item 8.      Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Host Hotels & Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9a Controls and Procedures—Internal Control over Financial Reporting of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Host Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L. P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for reporting discontinued operations as of January 1, 2014.

/s/ KPMG LLP
McLean, Virginia
February 22, 2016

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(in millions, except per share amounts)

	2015	2014
ASSETS
Property and equipment, net	$10,661	$10,575
Assets held for sale	55	—
Due from managers	56	70
Advances to and investments in affiliates	345	433
Furniture, fixtures and equipment replacement fund	149	129
Other	264	281
Restricted cash	15	—
Cash and cash equivalents	239	684
Total assets	$11,784	$12,172

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes	$2,376	$2,858
Credit facility, including the term loans of $996 million and $499 million, respectively	1,291	697
Mortgage debt	350	402
Total debt	4,017	3,957
Accounts payable and accrued expenses	243	298
Other	299	324
Total liabilities	4,559	4,579

Non-controlling interests - Host Hotels & Resorts, L.P.	143	225

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 750.3 million shares and 755.8 million shares issued and outstanding, respectively	8	8
Additional paid-in capital	8,302	8,476
Accumulated other comprehensive loss	(107)	(50)
Deficit	(1,139)	(1,098)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,064	7,336
Non-controlling interests—other consolidated partnerships	18	32
Total equity	7,082	7,368
Total liabilities, non-controlling interests and equity	$11,784	$12,172

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014 and 2013

(in millions, except per common share amounts)

	2015	2014	2013
REVENUES
Rooms	$3,465	$3,452	$3,317
Food and beverage	1,568	1,546	1,503
Other	354	356	346
Total revenues	5,387	5,354	5,166
EXPENSES
Rooms	902	924	894
Food and beverage	1,110	1,109	1,095
Other departmental and support expenses	1,295	1,264	1,249
Management fees	226	227	222
Other property-level expenses	396	386	376
Depreciation and amortization	716	701	697
Corporate and other expenses	94	43	121
Gain on insurance settlements	(2)	(10)	—
Total operating costs and expenses	4,737	4,644	4,654
OPERATING PROFIT	650	710	512
Interest income	4	4	4
Interest expense	(234)	(214)	(304)
Gain on sale of assets	95	236	33
Gain (loss) on foreign currency transactions and derivatives	(5)	(1)	3
Equity in earnings (losses) of affiliates	70	26	(17)
INCOME BEFORE INCOME TAXES	580	761	231
Provision for income taxes	(9)	(14)	(21)
INCOME FROM CONTINUING OPERATIONS	571	747	210
Income from discontinued operations, net of tax	—	—	115
NET INCOME	571	747	325
Less: Net income attributable to non-controlling interests	(13)	(15)	(8)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$558	$732	$317
Basic earnings per common share:
Continuing operations	$.74	$.97	$.27
Discontinued operations	—	—	.16
Basic earnings per common share	$.74	$.97	$.43
Diluted earnings per common share:
Continuing operations	$.74	$.96	$.27
Discontinued operations	—	—	.15
Diluted earnings per common share	$.74	$.96	$.42

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
NET INCOME	$571	$747	$325
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(71)	(60)	(18)
Change in fair value of derivative instruments	11	19	(3)
Amounts reclassified from other comprehensive (income) loss	3	—	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(57)	(41)	(21)
COMPREHENSIVE INCOME	514	706	304
Less: Comprehensive income attributable to non-controlling interests	(11)	(15)	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$503	$691	$296

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBISIDARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2015, 2014 and 2013

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-controlling Interest of Other Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P.
724.6	Balance, December 31, 2012	$7	$8,040	$12	$(1,234)	$34	$158
—	Net income	—	—	—	317	4	4
—	Other changes in ownership	—	(38)	—	—	(3)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	—	—
—	Change in fair value of derivative instruments	—	—	(3)	—	—	—
28.7	Common stock issuances	1	476	—	—	—	—
1.2	Comprehensive stock and employee stock purchase plans	—	8	—	—	—	—
—	Common stock dividends	—	—	—	(346)	—	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	(6)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	7	—
—	Distributions to non-controlling interests	—	—	—	—	(8)	(4)
754.8	Balance, December 31, 2013	$8	$8,492	$(9)	$(1,263)	$34	$190
—	Net income	—	—	—	732	6	9
—	Other changes in ownership	—	(39)	—	—	(1)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(60)	—	—	—
—	Change in fair value of derivative instruments	—	—	19	—	—	—
0.2	Common stock issuances	—	4	—	—	—	—
0.5	Comprehensive stock and employee stock purchase plans	—	13	—	—	—	—
—	Common stock dividends	—	—	—	(567)	—	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	(6)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	1	—
—	Distributions to non-controlling interests	—	—	—	—	(8)	(6)
755.8	Balance, December 31, 2014	$8	$8,476	$(50)	$(1,098)	$32	$225
—	Net income	—	—	—	558	6	7
—	Other changes in ownership	—	81	—	—	(10)	(78)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(71)	—	(2)	—
—	Change in fair value of derivative instruments	—	—	11	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	3	—	—	—
32.1	Common stock issuances	—	401	—	—	—	—
0.6	Comprehensive stock and employee stock purchase plans	—	16	—	—	—	—
—	Common stock dividends	—	—	—	(599)	—	—
0.1	Redemptions of limited partner interests for common stock	—	3	—	—	—	(3)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	2	—
—	Distributions to non-controlling interests	—	—	—	—	(10)	(8)
(38.3)	Repurchase of common stock	—	(675)
750.3	Balance, December 31, 2015	$8	$8,302	$(107)	$(1,139)	$18	$143

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$571	$747	$325
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Loss on dispositions	—	—	(97)
Depreciation	—	—	10
Depreciation and amortization	716	701	697
Amortization of finance costs, discounts and premiums, net	21	24	25
Non-cash loss on extinguishment of debt	11	2	13
Stock compensation expense	11	22	18
Deferred income taxes	5	(1)	6
Gain on sale of assets	(95)	(236)	(33)
Loss on foreign currency transactions and derivatives	5	1	(3)
Gain on property insurance settlement	(2)	(1)	—
Equity in (earnings) losses of affiliates	(70)	(26)	17
Change in due from managers	17	(17)	21
Distributions from equity investments	17	—	—
Change in restricted cash for operating activities	—	25	—
Changes in other assets	20	(34)	39
Changes in other liabilities	(56)	(57)	(19)
Cash provided by operating activities	1,171	1,150	1,019

INVESTING ACTIVITIES
Proceeds from sales of assets, net	277	497	643
Return of investment in affiliates	106	42	—
Acquisitions	(438)	(138)	(166)
Advances to and investments in affiliates	(4)	(65)	(74)
Capital expenditures:
Renewals and replacements	(388)	(324)	(303)
Redevelopment and acquisition-related investments	(275)	(112)	(133)
New development	—	(13)	(19)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(9)	18	(23)
Property insurance proceeds	11	2	—
Change in restricted cash for investing activities	(16)	—	—
Cash used in investing activities	(736)	(93)	(75)

FINANCING ACTIVITIES
Financing costs	(11)	(4)	(4)
Issuances of debt	898	4	550
Draws on credit facility	845	4	393
Term loan issuance	500	—	—
Repayment of credit facility	(725)	(225)	(207)
Repurchase/redemption of senior notes	(1,001)	(150)	(801)
Mortgage debt and other prepayments and scheduled maturities	(35)	(384)	(411)
Common stock repurchase	(675)	—	—
Issuance of common stock	2	4	303
Dividends on common stock	(646)	(469)	(313)
Other financing activities	(17)	(6)	(3)
Cash used in financing activities	(865)	(1,226)	(493)
Effects of exchange rate changes on cash held	(15)	(8)	(7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(445)	(177)	444
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$239	$684	$861

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2015, 2014 and 2013

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2015, holders of $399 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to convert their debentures into 32 million shares of Host Inc. common stock.

In March 2013, holders of approximately $174 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(in millions)

	2015	2014
ASSETS
Property and equipment, net	$10,661	$10,575
Assets held for sale	55	—
Due from managers	56	70
Advances to and investments in affiliates	345	433
Furniture, fixtures and equipment replacement fund	149	129
Other	264	281
Restricted cash	15	—
Cash and cash equivalents	239	684
Total assets	$11,784	$12,172

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL

Debt
Senior notes	$2,376	$2,858
Credit facility, including the term loans of $996 million and $499 million, respectively	1,291	697
Mortgage debt	350	402
Total debt	4,017	3,957
Accounts payable and accrued expenses	243	298
Other	299	324
Total liabilities	4,559	4,579

Limited partnership interests of third parties	143	225

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,170	7,385
Accumulated other comprehensive loss	(107)	(50)
Total Host Hotels & Resorts, L.P. capital	7,064	7,336
Non-controlling interests—other consolidated partnerships	18	32
Total capital	7,082	7,368
Total liabilities, limited partnership interest of third parties and capital	$11,784	$12,172

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014 and 2013

(in millions, except per common unit amounts)

	2015	2014	2013
REVENUES
Rooms	$3,465	$3,452	$3,317
Food and beverage	1,568	1,546	1,503
Other	354	356	346
Total revenues	5,387	5,354	5,166
EXPENSES
Rooms	902	924	894
Food and beverage	1,110	1,109	1,095
Other departmental and support expenses	1,295	1,264	1,249
Management fees	226	227	222
Other property-level expenses	396	386	376
Depreciation and amortization	716	701	697
Corporate and other expenses	94	43	121
Gain on insurance settlements	(2)	(10)	—
Total operating costs and expenses	4,737	4,644	4,654
OPERATING PROFIT	650	710	512
Interest income	4	4	4
Interest expense	(234)	(214)	(304)
Gain on sale of assets	95	236	33
Gain (loss) on foreign currency transactions and derivatives	(5)	(1)	3
Equity in earnings (losses) of affiliates	70	26	(17)
INCOME BEFORE INCOME TAXES	580	761	231
Provision for income taxes	(9)	(14)	(21)
INCOME FROM CONTINUING OPERATIONS	571	747	210
Income from discontinued operations, net of tax	—	—	115
NET INCOME	571	747	325
Less: Net income attributable to non-controlling interests	(6)	(6)	(4)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$565	$741	$321
Basic earnings per common unit:
Continuing operations	$.76	$.99	$.28
Discontinued operations	—	—	.15
Basic earnings per common unit	$.76	$.99	$.43
Diluted earnings per common unit:
Continuing operations	$.76	$.99	$.28
Discontinued operations	—	—	.15
Diluted earnings per common unit	$.76	$.99	$.43

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
NET INCOME	$571	$747	$325
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(71)	(60)	(18)
Change in fair value of derivative instruments	11	19	(3)
Amounts reclassified from other comprehensive (income) loss	3	—	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(57)	(41)	(21)
COMPREHENSIVE INCOME	514	706	304
Less: Comprehensive income attributable to non-controlling interests	(4)	(6)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$510	$700	$300

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBISIDARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2015, 2014 and 2013

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties
709.4	Balance, December 31, 2012	$1	$6,812	$12	$34	$158
—	Net income	—	317	—	4	4
—	Other changes in ownership	—	(38)	—	(3)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	—
—	Change in fair value of derivative instruments	—	—	(3)	—	—
28.1	Common OP unit issuances	—	477	—	—	—
1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	8	—	—	—
—	Distributions on common OP units	—	(346)	—	—	(4)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	(6)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	7	—
—	Distributions to non-controlling interests	—	—	—	(8)	—
738.9	Balance, December 31, 2013	$1	$7,236	$(9)	$34	$190
—	Net income	—	732	—	6	9
—	Other changes in ownership	—	(39)	—	(1)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(60)	—	—
—	Change in fair value of derivative instruments	—	—	19	—	—
0.2	Common OP unit issuances	—	4	—	—	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	13	—	—	—
—	Distributions on common OP units	—	(567)	—	—	(6)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	(6)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	1	—
—	Distributions to non-controlling interests	—	—	—	(8)	—
739.9	Balance, December 31, 2014	$1	$7,385	$(50)	$32	$225
—	Net income	—	558	—	6	7
—	Other changes in ownership	—	81	—	(10)	(78)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(71)	(2)	—
—	Change in fair value of derivative instruments	—	—	11	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	3	—	—
31.4	Common OP unit issuances	—	401	—	—	—
0.6	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	16	—	—	—
—	Distributions on common OP units	—	(599)	—	—	(8)
0.1	Redemptions of limited partner interests for common stock	—	3	—	—	(3)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	2	—
—	Distributions to non-controlling interests	—	—	—	(10)	—
(37.5)	Repurchase of common OP units	—	(675)	—	—	—
734.5	Balance, December 31, 2015	$1	$7,170	$(107)	$18	$143

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

(in millions)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$571	$747	$325
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	—	(97)
Depreciation	—	—	10
Depreciation and amortization	716	701	697
Amortization of finance costs, discounts and premiums, net	21	24	25
Non-cash loss on extinguishment of debt	11	2	13
Stock compensation expense	11	22	18
Deferred income taxes	5	(1)	6
Gain on sale of assets	(95)	(236)	(33)
(Gain) loss on foreign currency transactions and derivatives	5	1	(3)
Gain on property insurance settlement	(2)	(1)	—
Equity in (earnings) losses of affiliates	(70)	(26)	17
Change in due from managers	17	(17)	21
Distributions from equity investments	17	—	—
Change in restricted cash for operating activities	—	25	—
Changes in other assets	20	(34)	39
Changes in other liabilities	(56)	(57)	(19)
Cash provided by operating activities	1,171	1,150	1,019

INVESTING ACTIVITIES
Proceeds from sales of assets, net	277	497	643
Return of investment in affiliates	106	42	—
Acquisitions	(438)	(138)	(166)
Advances to and investments in affiliates	(4)	(65)	(74)
Capital expenditures:
Renewals and replacements	(388)	(324)	(303)
Redevelopment and acquisition-related investments	(275)	(112)	(133)
New development	—	(13)	(19)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(9)	18	(23)
Property insurance proceeds	11	2	—
Change in restricted cash for investing activities	(16)	—	—
Cash used in investing activities	(736)	(93)	(75)

FINANCING ACTIVITIES
Financing costs	(11)	(4)	(4)
Issuances of debt	898	4	550
Draws on credit facility	845	4	393
Term loan issuance	500	—	—
Repayment of credit facility	(725)	(225)	(207)
Repurchase/redemption of senior notes	(1,001)	(150)	(801)
Mortgage debt and other prepayments and scheduled maturities	(35)	(384)	(411)
Common stock repurchase	(675)	—	—
Issuance of common OP units	2	4	303
Distributions on common OP units	(654)	(475)	(317)
Other financing activities	(9)	—	1
Cash used in financing activities	(865)	(1,226)	(493)
Effects of exchange rate changes on cash held	(15)	(8)	(7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(445)	(177)	444
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	684	861	417
CASH AND CASH EQUIVALENTS, END OF PERIOD	$239	$684	$861

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2015, holders of $399 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to convert their debentures into 32 million shares of Host Inc. common stock. In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 31.3 million common OP units.

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

Consolidated Portfolio

As of December 31, 2015, the hotels in our consolidated portfolio are located in the following countries:

Hotels
United States	94
Australia	1
Brazil	3
Canada	2
Chile	2
Mexico	1
New Zealand	4
Total	107

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels).

As of December 31, 2015, the Euro JV hotels are located in the following countries:

Hotels
Belgium	1
France	3
Germany	1
Spain	2
Sweden	1
The Netherlands	1
United Kingdom	1
Total	10

Asia/Pacific Joint Venture

We own a 25% non-controlling interest in a joint venture in Asia (“Asia/Pacific JV”). The Asia/Pacific JV owns a 36% non-controlling interest in a joint venture in India that is investing in seven hotels, two hotels operating in Bangalore, one hotel operating in Chennai, two hotels operating in New Delhi and two hotels in Chennai that are under development.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of Host Inc., Host L.P. and their subsidiaries and controlled affiliates, including joint ventures and partnerships. We consolidate subsidiaries when we have the ability to control the entity. For the majority of our hotel and real estate investments, we consider those control rights to be (i) approval or amendment of developments plans, (ii) financing decisions, (iii) approval or amendments of operating budgets, and (iv) investment strategy decisions. For those partnerships and joint ventures where we are the general partner, we review the rights of the limited

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partners to determine if those rights would overcome the presumption of control as the general partner. Limited partner rights which would overcome presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause and substantive participating rights over activities considered most significant to the business of the partnership or joint venture, primarily voting rights.

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

While we consider all of the above indicators as preliminary indicators to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations in order to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2015. The projected cash flows consider items such as booking pace, occupancy, room rate and property-level operating costs. As a result of our review, we identified one property that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Management considered a range of RevPAR and operating margins compared to prior years’ operating results in evaluating the probability-weighted projected cash flows from operations. To appropriately evaluate if the carrying value of the asset was recoverable, we projected cash flows at a stabilized growth rate of approximately 3% over the remaining estimated lives of the properties. This stabilized growth rate is lower than the projected growth rate for the urban upper upscale properties, which we believe is most representative of our portfolio, over the period from 2013 through 2023. Based on this testing, none of the properties previously identified required further analysis. Management believes its assumptions and estimates reflect current market conditions. No impairment was recorded in 2015. During 2014 and 2013, we recognized impairment expenses of $6 million and $1 million, respectively, on one property in each of 2014 and 2013, which impairment expenses are included in depreciation and amortization, based on changes in estimated holding periods.

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

If these criteria are met, we will cease recording depreciation and will record an impairment expense if the fair value less costs to sell is less than the carrying amount of the hotel. We will classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or are deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

Discontinued Operations. In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity (“ASU 2014-08 Reporting for Discontinued Operations”). Under this standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  In addition, it requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. As a result, the operations through the date of disposal and the gain or loss on sale of properties is included in continuing operations, unless the sale represents a strategic shift. We adopted this standard as of January 1, 2014. No prior year restatements are permitted for this change in policy.

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

Depreciation and Amortization Expense. We depreciate our property and equipment using the straight-line method. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

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

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2015, we consolidate six majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $18 million and $32 million as of December 31, 2015 and 2014, respectively. Two of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at the end of, but not prior to, the finite life. At December 31, 2015 and 2014, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $91 million and $85 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income attributable to non-controlling interests of third parties is $6 million, $6 million and $4 million for 2015, 2014 and 2013, respectively.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the historical cost and redemption values for the non-controlling interests:

	As of December 31,
	2015	2014
OP units outstanding (millions)	9.1	9.3
Market price per Host Inc. common share	$15.34	$23.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$143	$225
Historical cost (millions)	90	94
Book value (millions) (1)	143	225
___________

(1)The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $7 million, $9 million and $4 million for 2015, 2014 and 2013, respectively.

Investments in Affiliates

Other-than-Temporary Impairment of an Investment.  We perform an analysis for our equity method investments for impairment based on the occurrence of triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, generally we will have few observable inputs and will determine fair value based on a discounted cash flow analysis of the investment, as well as consideration of the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotel properties, to estimate the expected cash flows. If an equity method investment is impaired and that impairment is determined to be other than temporary, an expense is recorded for the difference between the fair value and the carrying amount of the investment. No other-than-temporary impairment was recorded in 2015, 2014, or 2013.

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

Income Taxes

Host Inc. has elected to be treated as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our current intention to continue to comply with the REIT qualification requirements and to maintain our qualification for taxation as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its revenues) generally is not subject to federal and state income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign income tax. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of our taxable REIT subsidiaries, and state, local, and foreign income and franchise taxes incurred by Host L.P.

Deferred Tax Assets and Liabilities. Under the partnership agreement, Host L.P. generally is required to reimburse Host Inc. for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Inc. and its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, capital loss, interest expense, and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

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

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from their related liabilities on the balance sheets.

Foreign Currency Translation

As of December 31, 2015, our international operations consist of hotels located in Australia, Brazil, Canada, Chile, Mexico, and New Zealand, as well as investments in the Euro JV and the Asia/Pacific JV. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2015	2014
Gain on foreign currency forward contracts	$35	$19
Loss on interest rate swap cash flow hedges	(7)	(2)
Foreign currency translation	(137)	(67)
Other comprehensive loss attributable to non-controlling interests	2	—
Total accumulated other comprehensive loss	$(107)	$(50)

During 2015, we reclassified a net loss due to foreign currency translation of $3 million that had been recognized previously in other comprehensive income (loss) due to the sale of the Delta Meadowvale Hotel & Conference Centre and three hotels in New Zealand. The loss was recognized as part of the gain on sale of assets on our consolidated statement of operations. There were no material amounts reclassified out of accumulated other comprehensive income (loss) to net income for the year ended December 31, 2014.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2015	2014	2013
Net income	$571	$747	$325
Less: Net income attributable to non-controlling interests	(13)	(15)	(8)
Net income attributable to Host Inc.	558	732	317
Assuming conversion of exchangeable senior debentures	—	27	—
Diluted income attributable to Host Inc.	$558	$759	$317

Basic weighted average shares outstanding	752.4	755.4	744.4
Assuming weighted average shares for conversion of exchangeable senior debentures	—	30.3	2.4
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	1.1	1.1
Diluted weighted average shares outstanding (1)	752.9	786.8	747.9

Basic earnings per common share	$.74	$.97	$.43
Diluted earnings per common share	$.74	$.96	$.42
___________
(1)

There were approximately 25 million and 30 million potentially dilutive shares as of December 31, 2015 and 2013, respectively, related to our exchangeable senior debentures, which shares were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2015	2014	2013
Net income	$571	$747	$325
Less: Net income attributable to non-controlling interests	(6)	(6)	(4)
Net income attributable to Host L.P.	565	741	321
Assuming conversion of exchangeable senior debentures	—	27	1
Diluted income attributable to Host L.P.	$565	$768	$322

Basic weighted average units outstanding	745.7	748.9	738.4
Assuming weighted average units for conversion of exchangeable senior debentures	—	29.7	2.4
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.5	1.0	1.1
Diluted weighted average units outstanding (1)	746.2	779.6	741.9

Basic earnings per common unit	$.76	$.99	$.43
Diluted earnings per common unit	$.76	$.99	$.43
___________
(1)

There were approximately 25 million and 29 million potentially dilutive units as of December 31, 2015 and 2013, respectively, related to our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

Share-Based Payments

At December 31, 2015, Host Inc. maintained two stock-based employee compensation plans. Upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. These liabilities are included in the consolidated financial statements for Host Inc. and Host L.P.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2015 and December 31, 2014, our exposure to risk related to our derivative instruments totaled $17 million and $13 million, respectively, and the counterparties to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $702 million available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

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

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual reporting periods beginning after December 15, 2015. We early adopted ASU 2015-03 for the year ended December 31, 2015 and reclassified deferred financing costs, net, from total assets to net of debt in the liabilities section of our balance sheet. Adoption of this standard was applied retrospectively for all periods presented and affects only the presentation of our balance sheets.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition.  The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

2.	Property and Equipment

Property and equipment consists of the following (in millions):

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2015	2014
Land and land improvements	$2,044	$1,990
Buildings and leasehold improvements	13,646	13,336
Furniture and equipment	2,319	2,217
Construction in progress	290	209
	18,299	17,752
Less accumulated depreciation and amortization	(7,638)	(7,177)
	$10,661	$10,575

The aggregate cost of real estate for federal income tax purposes is approximately $10.6 billion at December 31, 2015.

3.	Investments in Affiliates

We own investments in joint ventures that are accounted for under the equity method of accounting. The debt of the Euro JV and Asia/Pacific JV is non-recourse to, and not guaranteed by, us. As of December 31, 2015, 50% of the debt of the Hyatt Place JV and 100% of the construction loan for the Maui JV is jointly and/or severally guaranteed by the partners of the joint ventures. Investments in affiliates consist of the following (in millions):

	As of December 31, 2015
	Ownership	Our	Our Portion
	Interests	Investment	of Debt	Total Debt	Assets
Euro JV	32.1 – 33.4%	$251	$262	$797	Ten hotels in Europe
Asia/Pacific JV	25%	25	—	—	A 36% interest in five operating hotels and two hotels under development in India
Maui JV	67%	72	45	68	131-unit vacation ownership project in Maui, Hawaii
Hyatt Place JV	50%	3	15	31	One hotel in Nashville, Tennessee
Philadelphia Marriott Downtown	11%	(6)	25	224	One hotel in Philadelphia, PA
Total		$345	$347	$1,120

	As of December 31, 2014
	Ownership	Our	Our Portion
	Interests	Investment	of Debt	Total Debt	Assets
Euro JV	32.1 - 33.4%	$348	$388	$1,186	Nineteen hotels in Europe
Asia/Pacific JV	25%	22	9	37	One hotel in Australia and a 36% interest in three operating hotels and four hotels under development in India
Maui JV	67%	61	64	96	131-unit vacation ownership project in Maui, Hawaii
Hyatt Place JV	50%	7	16	31	One hotel in Nashville, Tennessee
Philadelphia Marriott Downtown	11%	(5)	25	227	One hotel in Philadelphia, PA
Total		$433	$502	$1,577

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

European Joint Venture

We own general and limited partner interests in the Euro JV that consists of two separate funds, with the other partners thereof including APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We own a combined 32.1% interest of Euro JV Fund I and a combined 33.4% interest of Euro JV Fund II. We do not consolidate the Euro JV due to the structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets. The joint venture agreement expires in 2021, subject to two one-year extensions. As of December 31, 2015, the total assets of the Euro JV are approximately €1.6 billion. As asset manager of the Euro JV funds, we earn asset management fees based on the amount of equity commitments and equity invested, which in 2015, 2014 and 2013 were approximately $11 million, $16 million and $15 million, respectively.

As of December 31, 2015, the partners have funded approximately €463 million, or 67%, of the total equity commitment for Euro JV Fund I and €301 million, or 67%, of the total equity commitment for Euro JV Fund II. In July 2015, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2016. The remaining equity commitment for Euro JV Fund I is limited in its use to capital expenditures and financing needs.

For 2015, 2014 and 2013, our portion of the earnings (losses) of the Euro JV was $57 million, $21 million and $(12) million, respectively, and is included in equity in earnings (losses) of affiliates on our statements of operations. The earnings in 2015 include €39 million ($43 million) related to our portion of the gains recognized on the sale of nine properties, discussed below. The earnings in 2014 include €3 million ($4 million) related to our portion of the gains recognized on the sale of one property. The loss in 2013 includes €11 million ($15 million) related to our portion of a €33 million impairment expense related to the Sheraton Roma Hotel & Conference Center, which has been sold. In addition to the US GAAP impairment analysis performed for each of the properties at the partnership level, we also reviewed our investment in the Euro JV for other-than-temporary impairment and determined that the investment was not impaired in either 2015 or 2014.

During 2015, the Euro JV sold nine properties for €526 million and repaid €229 million of mortgage loans secured by the properties.  During 2014, the Euro JV sold one property for £33 million and repaid the £21 million mortgage loan secured by the property.  Net proceeds from the hotel sales were distributed to the partners. During 2015, the Euro JV distributed €328.5 million to its partners, of which Host’s share was €107 million ($115 million).  Ninety-two percent of the 2015 distributions were funded by proceeds from the hotel dispositions, while the remainder was funded by cash from operations. During 2014, the Euro JV distributed €37 million to its partners, of which Host’s share was €12 million ($17 million), which distributions were funded with net proceeds from the hotel disposition.

In 2014, the Euro JV acquired a 90% ownership interest in the 394-room Grand Hotel Esplanade in Berlin (renamed the Sheraton Berlin Grand Hotel Esplanade).  The hotel was acquired based on an aggregate gross value of €81 million, and the partnership assumed €48 million of mortgage and other long-term debt. The net assets acquired were funded by partner contributions.

The Euro JV has €734 million of mortgage debt, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. In addition to the repayment of mortgage debt in conjunction with hotel dispositions, described above, the Euro JV refinanced €174 million of mortgage debt in 2015.

We have entered into four foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between January 2016 and September 2017. We have hedged €177 million (approximately $208 million) of our investment through these contracts and designated draws under our credit facility in Euros. See Note 12 – “Fair Value Measurement” for further information.

Asia/Pacific Joint Venture

We own a 25% general and limited partner interest in the Asia/Pacific JV, the other partner of which is RECO Hotels JV Private Limited, an affiliate of GIC RE. The Asia/Pacific JV may be terminated by the partners at any time. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for the equity contributions to the joint venture expired in March of 2012. As a result, unanimous approval of the joint venture partners is necessary to fund additional acquisitions. Certain funding commitments remain, however, related to existing investments.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the Asia/Pacific JV partners have invested approximately $96 million (of which our share was $24 million) in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. On November 3, 2015, the Pullman & Novotel New Delhi Aerocity opened with 99 and 207 rooms, respectively. As a result, this joint venture owns two hotels in Bangalore, one in Chennai, two in New Delhi and two additional properties in various stages of development in Chennai. The five hotels that are operating and the two hotels under development are or will be managed by AccorHotels under the Pullman, ibis and Novotel brands.

On October 14, 2015, the Asia/Pacific JV sold the Four Points by Sheraton Perth for A$91.5 million and repaid A$43 million of mortgage debt. The Asia/Pacific JV recorded a gain on sale of approximately A$11 million ($8 million).

Maui Joint Venture

We have a 67% non-controlling interest in a joint venture to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). The project opened in December 2014 with total development costs of approximately $195 million, which was partially funded with a $110 million construction loan, which is jointly and severally guaranteed by us and Hyatt Hotels Corporation, and with member contributions. As of December 31, 2015, $44 million was outstanding on the construction loan. We have contributed approximately $87 million to the Maui JV, which includes the contribution of land valued at $36 million. We recognized earnings of $9 million and $3 million in 2015 and 2014, respectively, which includes our portion of the net income of the partnership as well as a portion of the deferred gain on the contribution of the land. The book value of our investment in the Maui JV is $72 million.

Combined Financial Information of Unconsolidated Investees

Combined summarized balance sheet information for our affiliates is as follows (in millions):

	As of December 31,
	2015	2014
Property and equipment, net	$1,650	$2,369
Timeshare inventory	157	178
Other assets	642	424
Total assets	$2,449	$2,971
Debt	$1,120	$1,577
Other liabilities	301	163
Equity	1,028	1,231
Total liabilities and equity	$2,449	$2,971

Combined summarized operating results for our affiliates is as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Total revenues	$728	$776	$617
Operating expenses
Expenses	(545)	(568)	(489)
Depreciation and amortization	(75)	(91)	(131)
Operating profit (loss)	108	117	(3)
Interest income	3	—	—
Interest expense	(72)	(79)	(59)
Gain on disposition	141	12	2
Net income (loss)	$180	$50	$(60)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2015	2014
Series V senior notes, with a rate of 6% due November 2020	$—	$495
Series X senior notes, with a rate of 5⅞% due June 2019	—	493
Series Z senior notes, with a rate of 6% due October 2021	297	296
Series B senior notes, with a rate of 5¼% due March 2022	347	346
Series C senior notes, with a rate of 4¾% due March 2023	445	445
Series D senior notes, with a rate of 3¾% due October 2023	397	397
Series E senior notes, with a rate of 4% due June 2025	495	—
Series F senior notes, with a rate of 4½% due February 2026	395	—
2009 Exchangeable Senior Debentures, with a rate of 2½% due October 2029	—	386
Total senior notes	2,376	2,858
Credit facility revolver	295	198
2014 Credit facility term loan due June 2017	499	499
2015 Credit facility term loan due September 2020	497	—
Mortgage debt (non-recourse), with an average interest rate of 4.7% and 5.0% at December 31, 2015 and 2014, respectively, maturing through January 2024	350	402
Total debt	$4,017	$3,957

In connection with the adoption of ASU 2015-03, deferred financing costs of $29 million and $35 million as of December 31, 2015 and 2014, respectively, now are classified within the debt on our consolidated balance sheets. The total deferred financing costs of $35 million at December 31, 2014 had previously been classified as an asset on our consolidated balance sheets.

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all of our subordinated obligations. The face amount of our senior notes as of December 31, 2015 and 2014 was $2.4 billion and $2.9 billion, respectively. The senior notes balance as of December 31, 2015 and 2014 includes discounts of approximately $2 million and $16 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2015, we are in compliance with all of these covenants.

We completed the following senior notes transactions in 2015 and 2014:

●

On May 15, 2015, we issued $500 million 4% Series E Senior Notes due June 2025 for proceeds of approximately $495 million, net of discounts, underwriting fees and expenses. Interest is payable semi-annually on June 15 and December 15, commencing June 15, 2015. Net proceeds, along with cash on hand, were used on June 15, 2015 to redeem $500 million of 5 7/8% Series X Senior Notes due 2019 at an aggregate redemption price of $515 million.

●

On October 14, 2015, we issued $400 million of 4.5% Series F Senior Notes due February 2026 for proceeds of approximately $395 million, net of discounts, underwriting fees and expenses. Interest is payable semi-annually on February 1 and August 1, commencing February 1, 2016. Net proceeds, along with cash on hand and an additional $100 million draw on the credit facility, were used to redeem $500 million of 6% Series V Senior Notes due 2020 for $515 million in November 2015.

●	In February 2014, we redeemed the remaining $150 million 6¾% Series Q senior notes due 2016 for an aggregate price of $152 million.

Exchangeable Debentures. In 2009, Host L.P. issued $400 million of 2½% exchangeable senior debentures (the “Debentures”). In October 2015, Host L.P. gave notice that it would redeem all of its currently outstanding Debentures at a cash

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redemption price of 100% of the principal amount, plus accrued interest. At the time, the Debentures were exchangeable and the exchange price was equivalent to a Host Inc. share price of $12.45. Based on Host Inc.’s then current stock price, the exchange value of the Debentures exceeded the cash redemption price and holders of all but $1 million of the Debentures elected to exchange their Debentures for shares of Host Inc. common stock at the exchange value rather than receive the redemption price at par. As a result, we issued 32 million shares of Host Inc. common stock upon exchange (including $8.7 million of Debentures that holders had elected to exchange in July 2015) and redeemed approximately $1 million of Debentures for cash.

Interest expense recorded for our exchangeable senior debentures (including interest expense for debentures redeemed in 2015, 2014 and 2013) consists of the following (in millions):

	Year ended December 31,
	2015	2014	2013
Contractual interest expense (cash)	$8	$10	$10
Non-cash interest expense due to discount amortization	13	16	15
Total interest expense	$21	$26	$25

Authorization for Repurchase of Senior Notes and Exchangeable Senior Debentures. In February 2016, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes and mortgage debt (other than in accordance with their terms).

Credit Facility. On June 27, 2014, we entered into a new senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros, British pound sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar and Mexican peso borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings in U.S. dollars, Canadian dollars, Euros and British pound sterling and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity of June 2018, with two six-month renewal options. The credit facility contained a term loan facility of $500 million, which replaced and refinanced the term loan under our prior facility of like amount. The term loan facility has an initial scheduled maturity of June 2017, with two one-year renewal options, resulting in a maturity for the entire credit facility of June 2019, if all renewal options are exercised, subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties.

We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin ranging from 87.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2015, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points.

On September 10, 2015, we closed on a $500 million term loan (“2015 Term Loan”) by exercising the accordion feature of our existing credit facility.  The loan has a five-year maturity and its interest rate spread depends on our unsecured debt rating. At the time it closed, based on our unsecured debt rating, the loan has a floating interest rate of LIBOR + 110 bps (or approximately 1.3% all-in interest rate). This increases our credit facility to $2 billion, consisting of the $1 billion revolver and two $500 million term loans.  On that same day, we drew $300 million on the 2015 Term Loan and drew the remaining $200 million on December 29, 2015. The proceeds were used to repay outstanding amounts on the revolver.

Net draws under the credit facility were $120 million in 2015, while in 2014 we repaid $221 million, net. As of December 31, 2015, we have $702 million available capacity under the revolver portion of our credit facility.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings thereunder. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards related to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2015, we are in compliance with the financial covenants under our credit facility.

Collateral and Guarantees. The credit facility initially does not include any subsidiary guarantees or pledges of equity interests in our subsidiaries, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges ratably would benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests. As of December 31, 2015, our leverage ratio was 2.8x.

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

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2015, we have mortgage debt secured by seven assets, with an average interest rate of 4.7%, which mortgage debt matures between 2016 and 2024. Interest is payable either monthly or quarterly. As of December 31, 2015, we are in compliance with the covenants under all of our mortgage debt obligations.

We have made the following mortgage debt repayments since January 2014:

			Maturity
Transaction Date	Property	Rate	Date	Amount
Repayments
November 2015	Novotel Queenstown Lakeside	6.65%	2/18/2016	$(20)
October 2015	Novotel Auckland Ellerslie and ibis Auckland Ellerslie	6.40%	2/18/2016	(15)
February 2014	The Ritz-Carlton, Naples and Newport Beach Marriott Hotel	3.25%	3/1/2014	(300)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2015
2016	$163
2017	500
2018	334
2019	—
2020	500
Thereafter	2,550
4,047
Deferred financing costs	(29)
Unamortized (discounts) premiums, net	(2)
Capital lease obligations	1
$4,017

Other

On October 30, 2014, we redeemed the $12 million 7.125% Dulles Airport Industrial Development Revenue Bonds. On June 25, 2014, we redeemed the $40 million 7.75% Philadelphia Airport Industrial Development Revenue Bonds. Additionally, on June 15, 2014, we redeemed the $32 million 7% Newark Airport Industrial Development Refunding Revenue Bonds.

Interest

The following items are included in interest expense (in millions):

	Year ended December 31,
	2015(1)	2014(1)	2013(1)
Interest expense	$234	$214	$304
Amortization of debt premiums/discounts, net (2)	(13)	(16)	(15)
Amortization of deferred financing costs	(8)	(8)	(10)
Non-cash losses on debt extinguishments	(11)	(2)	(13)
Change in accrued interest	12	1	16
Interest paid (3)	$214	$189	$282
___________
(1)	Interest expense and interest paid for 2015, 2014 and 2013 include cash prepayment premiums of approximately $30 million, $2 million and $23 million, respectively.
(2)	Primarily represents the amortization of the debt discount on our Debentures, which is considered non-cash interest expense.
(3)	Does not include capitalized interest of $5 million, $7 million and $6 million during 2015, 2014 and 2013, respectively.

Our debt repayments resulted in debt extinguishment costs included in interest expense for 2015, 2014 and 2013 of $41 million, $4 million and $36 million, respectively.

5.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 750.3 million and 755.8 million were outstanding as of December 31, 2015 and 2014, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares were outstanding as of December 31, 2015 and 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital of Host L.P.

As of December 31, 2015, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining 1% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2015 and 2014, Host L.P. had 743.7 million and 749.1 million OP units outstanding, respectively, of which Host Inc. held 734.5 million and 739.9 million, respectively.

Issuances of Common Stock and Common OP Units

During 2015, holders of $399 million Debentures elected to exchange their debentures for shares of Host Inc. common stock, totaling approximately 32 million shares.

On April 30, 2015, Host Inc.’s Board of Directors announced a program to repurchase up to $500 million of common stock, and again on October 29, 2015, to repurchase up to an additional $500 million of common stock. During 2015, we repurchased 38.3 million shares at an average price of $17.64 for a total purchase price of approximately $675 million. At December 31, 2015, we have completed the first program and have $325 million of repurchase capacity remaining under the second program.

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

The dividends that were taxable to our stockholders in 2015 were considered 80% ordinary income (non-qualified dividend income), 8% qualified dividend income, 5% capital gain distribution and 7% unrecaptured Section 1250 gain. The dividends that were taxable to our stockholders in 2014 were considered 65% ordinary income (non-qualified dividend income), 22% capital gain distribution and 13% unrecaptured Section 1250 gain.

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2015	2014	2013
Common stock	$.80	$.75	$.46
Common OP units	.817	.766	.470

On February 16, 2016, Host Inc.’s Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on Host Inc.’s common stock. The dividend is payable on April 15, 2016, to stockholders of record on March 31, 2015.

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

We have recorded a 100% valuation allowance of approximately $20 million against the deferred tax asset related to the net operating loss carryovers as of December 31, 2015 with respect to our hotel in Mexico. There is a $3 million valuation allowance recorded against the deferred tax asset related to the net operating loss and capital loss carryovers as of December 31, 2015 with respect to our hotels in Canada. We expect that the net operating loss and alternative minimum tax credit carryovers for U.S. federal

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income tax purposes will be realized. The net decrease in the valuation allowance for the year ending December 31, 2015 and December 31, 2014 is approximately $22 million and $16 million, respectively. The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2015	2014
Deferred tax assets
Related party interest expense	$7	$21
Net operating loss and capital loss carryovers	63	70
Alternative minimum tax credits	5	5
Property and equipment	4	4
Investments in domestic affiliates	3	3
Deferred revenue and expenses	52	55
Other	2	1
Total gross deferred tax assets	136	159
Less: Valuation allowance	(23)	(45)
Total deferred tax assets, net of valuation allowance	$113	$114
Deferred tax liabilities
Property and equipment	(16)	(17)
Investments in domestic and foreign affiliates	(12)	(8)
Other	(2)	(2)
Total gross deferred tax liabilities	(30)	(27)
Net deferred tax assets	$83	$87

At December 31, 2015, we have aggregate gross domestic and foreign net operating loss, and capital loss carryovers of approximately $186 million. We have deferred tax assets related to these loss and tax credit carryovers of approximately $63 million, with a valuation allowance of approximately $23 million. Our net operating loss carryovers expire through 2035, and our foreign capital loss carryovers have no expiration period. Our alternative minimum tax credit carryovers have no expiration period. In addition to the net deferred tax assets reflected in the above table, we have recorded a deferred tax asset related to AOCI activity concerning net foreign exchange losses of approximately $18 million and $8 million at December 31, 2015 and 2014, respectively. We believe that it is more likely than not that we will be able to realize our deferred tax assets, net of valuation allowance, of $113 million in the future.

Our U.S. and foreign income from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2015	2014	2013
U.S. income	$536	$744	$213
Foreign income	44	17	18
Total	$580	$761	$231

The provision for income taxes from continuing operations consists of (in millions):

		Year ended December 31,
		2015	2014	2013
Current	—Federal	$2	$3	$2
	—State	(1)	2	4
	—Foreign	3	10	9
		4	15	15
Deferred	—Federal	2	(1)	4
	—State	—	(1)	1
	—Foreign	3	1	1
		5	(1)	6
Income tax provision – continuing operations		$9	$14	$21

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax provision recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Statutory federal income tax provision – continuing operations	$204	$265	$81
Adjustment for nontaxable income of Host Inc. – continuing operations	(203)	(268)	(77)
State income tax provision, net	1	1	5
Provision for uncertain tax positions	1	5	2
Foreign income tax provision	6	11	10
Income tax provision – continuing operations	$9	$14	$21

Cash paid for income taxes, net of refunds received, was $9 million, $22 million, and $17 million in 2015, 2014, and 2013, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2015	2014
Balance at January 1	$10	$5
State decreases	(2)	2
Other increases	3	3
Balance at December 31	$11	$10

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax provision recorded each year.

We expect a decrease to the balance of unrecognized tax benefits within 12 months of the reporting date of approximately $1 million. As of December 31, 2015, the tax years that remain subject to examination by major tax jurisdictions generally include 2012-2015.

There were no material interest or penalties recorded for the years ended December 31, 2015, 2014 and 2013.

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

Ground Leases

As of December 31, 2015, all or a portion of 31 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

Other Lease Information

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $16 million as of December 31, 2015. However, management considers the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes those entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for either as operating or capital leases, depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization expense applicable to capitalized leases is included in depreciation expense.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee (in millions):

	As of December 31, 2015
	Capital	Operating
	Leases	Leases
2016	$1	$44
2017	—	43
2018	—	41
2019	—	39
2020	—	39
Thereafter	—	1,509
Total minimum lease payments	$1	$1,715

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $9 million per year that are payable to us under non-cancelable subleases.

Rent expense is included in other property-level expenses on our consolidated statements of operations and consists of (in millions):

	Year ended December 31,
	2015	2014	2013
Minimum rentals on operating leases	$48	$48	$50
Additional rentals based on sales	33	32	32
Rental payments based on real estate tax assessments	—	—	24
Less: sublease rentals	(2)	(3)	(3)
	$79	$77	$103

8.	Employee Stock Plans

Upon the issuance of Host Inc.’s common stock under either of the two stock-based compensation plans described below, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), under which Host Inc. may award to participating employees Host Inc.’s common stock and options to purchase our common stock, and the Employee Stock Purchase Plan (“ESPP”). At December 31, 2015, there were approximately 16 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

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

During 2015, 2014 and 2013, we recorded stock-based compensation expense of approximately $11 million, $22 million and $18 million, respectively. Shares granted in 2015, 2014 and 2013 totaled 1.8 million, 2.0 million and 2.2 million, respectively, while 0.8 million, 1.3 million and 1.2 million shares, respectively, vested during those years.

Senior Executive Plan

During 2015, Host Inc. granted 1.3 million shares of restricted stock awards and 0.4 million shares of stock option awards, to senior executives (the “Annual Plan”), which amount represents the maximum number of shares that can be earned during the year if performance is at the “high” level of achievement. The stock option awards have an average exercise price of $23.64 per share for performance year 2015. The restricted stock awards and stock option awards vest on an annual basis; therefore, no unvested awards were outstanding at December 31, 2015.

Restricted stock awards

Vesting of restricted stock awards is based on (1) the achievement of relative total shareholder return (“TSR”) and (2) the company and personal performance of employees attributable to specific management business objectives. Approximately 50% of the restricted stock awards are based on the satisfaction of the TSR compared to (i) the NAREIT index, (ii) the Standard & Poor’s index, and (iii) a Selected Lodging Company index that serves as a relevant industry/asset specific measurement to our competitors, with the remaining 50% based on the achievement of management business objectives. Restricted stock awards granted to U.S. senior executives are classified as liability awards, due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding requirements. The fair value of these shares is adjusted at each balance sheet date and, at year end, is equal to the number of shares earned during the year at the December 31, 2015 stock price. Of the awards granted in 2015, 96% were classified as liability awards. In contrast, restricted stock awards granted to senior executives operating out of our international offices do not have this settlement feature and are considered equity awards. The fair value of these equity awards is based on the fair value on the grant date, and is not adjusted for subsequent movements in fair value.

During 2015, 2014 and 2013, we recorded compensation expense of approximately $8 million, $18 million and $14 million, respectively, related to the restricted stock awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2015:

	Year ended December 31,
	2015		2014		2013
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Balance, at beginning of year	—	$—	—	$—	—	$—
Granted	1.3	16	1.5	18	1.7	16
Vested (1)	(0.4)	15	(0.8)	24	(0.8)	19
Forfeited/expired	(0.9)	15	(0.7)	24	(0.9)	19
Balance, at end of year	—	—	—	—	—	—
Issued in calendar year (1)	0.5	24	0.4	19	0.3	19
___________
(1)

Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.5 million shares issued in 2015 include shares vested at December 31, 2014, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $9.8 million, $6.1 million and $5.5 million, for 2015, 2014 and 2013, respectively.

Stock Option Awards

As of December 31, 2015, 1.0 million shares of stock option awards were outstanding and exercisable, with a weighted average remaining life of 8 years and a weighted average exercise price of $19.37 per share. During 2015, 2014 and 2013, stock option grants totaled 366,000, 393,000 and 420,000, respectively. Stock option compensation expense was $1.8 million, $1.8 million and $1.8

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million during 2015, 2014 and 2013, respectively, and all stock option awards outstanding as of December 31, 2015 were fully vested. The stock option awards are equity classified awards, as they do not include cash settlement features. We expense stock option awards over the vesting period based on the estimated fair value of the options at the grant date using a binomial pricing model. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates and the amount of our awards expected to be forfeited, and our expected dividend yield. To calculate the fair value of stock option awards granted from 2013 to 2015, we assumed (i) a volatility ranging between 28% and 32%, (ii) a risk-free rate ranging between 1.0% and 1.8%, (iii) a dividend yield of between 3% and 4%, and (iv) an expected life of 5.5 years.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The awards are time-based equity awards that vest within three years of the grant date and expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a 10% discount of the lower of the beginning and ending stock price each quarter. During 2015, 2014 and 2013, we granted 116,000 shares, 118,000 shares and 116,000 shares, respectively, under both of these programs and recorded expense of $1.9 million, $2.2 million and $2.0 million, respectively.

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2015.

10.	Dispositions

We disposed of eight hotels in 2015, five hotels in 2014, and five hotels in 2013. Effective January 1, 2014, we adopted ASU 2014-08, Reporting for Discontinued Operations. As a result, operations and any gain or loss on sale of hotels sold subsequent to December 31, 2013 will generally continue to be reported in continuing operations. The results of properties sold in 2013, including the gain on sale, will continue to be reported in discontinued operations.

The following table provides summary results of operations for the eight hotels sold in 2015 and five hotels sold in 2014, which are included in continuing operations (in millions):

	Year ended December 31,
	2015	2014
Revenues	$60	$197
Income before taxes	5	12
Gain on disposals	89	229

The following table provides summary results of operations for the five hotels sold in 2013, which are included in discontinued operations (in millions):

Year ended December 31,
2013
Revenues	$104
Income before taxes	22
Gain on disposals, net of tax	97

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income attributable to Host Inc. is allocated between continuing and discontinued operations as follows (in millions):

Year ended December 31,
2013
Continuing operations, net of tax	$203
Discontinued operations, net of tax	114
Net income attributable to Host Inc.	$317

Net income attributable to Host L.P. is allocated between continuing and discontinued operations as follows (in millions):

Year ended December 31,
2013
Continuing operations, net of tax	$206
Discontinued operations, net of tax	115
Net income attributable to Host L.P.	$321

11.	Acquisitions

Business Combinations

We acquired one hotel during 2015 and recorded $1 million of acquisition related expenses and acquired two hotels during 2014 and recorded $2 million of acquisition related expenses. For 2015 and 2014, our business combinations were as follows:

●	On June 8, 2015, we acquired the 643-room Phoenician hotel for approximately $400 million.
●	On August 11, 2014, we acquired the 242-room YVE Hotel Miami (formerly the b2 miami downtown hotel) for approximately $58 million.
●

On January 21, 2014, we acquired the 151-room Axiom Hotel (formerly the Powell Hotel) in San Francisco, California, including retail space and the fee simple interest in the land, for approximately $75 million.

Accounting for the acquisition of a hotel property or an entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The purchase price allocations are estimated based on current available information.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed for our 2015 and 2014 hotel acquisitions (in millions):

	As of December 31,
	2015	2014
Property and equipment	$400	$131
FF&E Reserves and other assets	—	3
Total assets	400	134
Other liabilities	(2)	(1)
Net assets acquired	$398	$133

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our summarized unaudited consolidated pro forma results of operations, assuming the 2015 and 2014 hotel acquisitions  occurred on January 1, 2014 and 2013, respectively, and excluding the acquisition costs discussed above, are as follows (in millions, except per share and per unit amounts):

	Year ended December 31,
	2015	2014
Revenues	$5,459	$5,475
Income from continuing operations	594	763
Net income	594	763

Host Inc.:
Net income attributable to Host Inc.	$581	$748

Basic earnings per common share	$.77	$.99

Diluted earnings per common share	$.77	$.99

Host L.P.:
Net income attributable to Host L.P.	$588	$757

Basic earnings per common share	$.79	$1.01
Diluted earnings per common share	$.79	$1.01

For 2015 and 2014, our consolidated statements of operations include $68 million and $12 million of revenues, respectively, and a net loss of $2 million for 2015 and net income of $2 million for 2014.

New Development and Other Asset Acquisitions

For 2015 and 2014, our new development and other asset acquisitions were as follows:

●	On December 30, 2015, we purchased the land under the Minneapolis City Center Marriott for $34 million.
●	In February 2015, we purchased the ground lease at the Sheraton Indianapolis Hotel at Keystone Crossing, along with two out-parcels, for $4.6 million.
●

In the fourth quarter of 2014, we completed construction and opened the 149-room Novotel and 256-room ibis Rio de Janeiro Parque Olimpico in Barra da Tijuca, both managed by Accor, for a total investment of R$139 million ($65 million).

12.	Fair Value Measurements

Overview

Our recurring fair value measurements consist of the valuation of our derivative instruments, all of which are designated as accounting hedges. Non-recurring fair value measurements during 2014 consisted of the impairment of one of our hotel properties, which was sold during 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements that we completed during 2014 due to the impairment of non-financial assets (in millions):

		Fair Value at Measurement Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$17	$—	$17	$—
Liabilities
Interest rate swap derivatives (1)	(1)	—	(1)	—

		Fair Value at Measurement Date Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$13	$—	$13	$—
Liabilities
Interest rate swap derivatives (1)	(2)	—	(2)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	—	—	—	18
___________
(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurement is as of the measurement date of the impairment and may not reflect the book value as of December 31, 2014.

Impairment

During 2014, an impairment expense of $6 million was recorded related to the Dayton Marriott. The fair value was based on expected sale proceeds of the property, which property was sold on December 17, 2014. The impairment expense is included in depreciation expense.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2015.

In connection with the partial repayment of the mortgage loan secured by our New Zealand properties, we reduced the notional amount of the related interest rate swap to NZ$53 million ($36 million). The reduction of the notional amount did not result in any changes to the maturity date, swapped index or all-in fixed interest rate of the mortgage loan.

During 2015, in contemplation of issuing the 4% Series E senior notes, we entered into three forward swaps and two treasury locks for total notional amounts of $150 million and $200 million, respectively. The purpose of the forward swaps and treasury locks was to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a 10-year period and the treasury locks hedged the risk of changes in the 10-year U.S. Treasury rate. Subsequent to the pricing date of the 4% Series E senior notes in May 2015, we net settled the three forward swaps and two treasury locks for total proceeds of approximately $4 million. The gain on the forward swaps and treasury locks has been recorded to other comprehensive income and will be amortized over the 10-year life of the Series E senior notes, as a reduction to interest expense.

Also in 2015, in contemplation of issuing the 4.5% Series F senior notes, we entered into five forward swaps for a total notional amount of $350 million. The purpose of the forward swaps was to hedge against changes in interest-related cash flows (forecast interest payments) on an issuance of long-term debt. The forward swaps hedged the risk of changes in the 3-month LIBOR rate over a 10-year period. Subsequent to the pricing date of the 4.5% Series F senior notes in October 2015, we net settled the five forward swaps for a total payment of approximately $9 million. The loss on the forward swaps has been recorded to other comprehensive income and will be amortized over the 10-year life of the Series F senior notes, as an increase to interest expense. The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

Currently Outstanding						Change in Fair Value - All Contracts

						Gain (Loss)
	Total Notional		Maturity	Swapped	All-in-	Year ended December 31,
Transaction Date	Amount		Date	Index	Rate	2015	2014
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$ 1	$ —
February 2011 (2)	NZ$	53	February 2016	NZ$ Bank Bill	7.15%	—	—
___________
(1)	The swap was entered into in connection with the A$86 million ($63 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$53 million ($36 million) mortgage loan on four properties in New Zealand.

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

During 2015, in connection with the maturity of two foreign currency forward sale contracts with a total notional amount of €55 million, for which we received total proceeds of approximately $12 million, we entered into two new foreign currency forward sale contracts with a total notional amount of €55 million. The gain related to the matured contracts is included in accumulated other comprehensive income and will be recognized in earnings when our investment in the Euro JV has been repatriated. The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Year ended December 31,
Range	Currency		in Dollars	Date Range	2015	2014
January 2013-September 2015		€100	$124	January 2016-September 2017	$13	$18
November 2014	C$	25	$22	November 2016	$3	$1

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

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Year ended December 31,
Currency	US$	Foreign Currency		2015	2014
Canadian dollars (1)	$33	C$	46	$5	$2
Euros	$84		€77	$10	$13
___________
(1)	We have drawn an additional $44 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

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

	As of December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,376	$2,452	$2,472	$2,668
Exchangeable Senior Debentures (Level 1)	—	—	386	739
Credit facility (Level 2)	1,291	1,298	697	704
Mortgage debt and other, excluding capital leases (Level 2)	349	355	401	413

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Relationship with Marriott International

We have entered into various agreements with Marriott, including the management of approximately 54% of our hotels (as measured by revenues), financing for joint ventures or partnerships, including our JW Marriott Hotel, Mexico City, Mexico and certain limited administrative services.

In 2015, 2014 and 2013, we paid Marriott $145 million, $146 million and $150 million, respectively, of hotel management fees and approximately $2.6 million, $1.4 million and $1.3 million, respectively, of franchise fees for 2015, 2014 and 2013.

14.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operation under the designated brand. Properties managed by Marriott, Starwood and Hyatt, represent 54%, 24% and 12% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. For the majority of our properties, we have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial term of our agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our agreements condition the manager’s right to exercise options for renewal upon the satisfaction of specified economic performance criteria. The manager typically receives a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment. In the case of our Starwood-managed hotels, the base management fee only is 1% of annual gross revenues, but that amount is supplemented by license fees payable to Starwood under a separate license agreement pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Under the license agreement Starwood generally receives 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales in addition to a base management fee.

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

	2015		2014		2013
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,166	$10,372	$5,077	$10,111	$4,895	$10,498
Australia	34	88	39	102	40	106
Brazil	30	53	36	82	30	76
Canada	58	66	87	82	97	89
Chile	25	44	32	44	34	54
Mexico	29	18	29	26	24	32
New Zealand	45	20	54	128	46	140
Total	$5,387	$10,661	$5,354	$10,575	$5,166	$10,995

16.	Guarantees and Contingencies

We have certain guarantees which consist of commitments made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including the default by an unrelated party. We also may have contingent environmental liabilities related to the presence of hazardous or toxic substances. We consider the likelihood of any material payments under these guarantees and contingencies to be remote. The guarantees and contingencies that are not recognized in our consolidated financial statements are listed below:

●

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $16 million as of December 31, 2015.

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

Guarantees and environmental liabilities that are recorded on our consolidated balance sheet include:

●	In connection with the sale of the Atlanta Marriott Marquis in January 2013, we retained a contingent liability for potential environmental liabilities, which is not to exceed $5 million.
●

In connection with the sale of the Ritz-Carlton San Francisco hotel in June 2013, we agreed to guarantee the hotel’s operating income through December 31, 2016.  During this period, we will make support payments of up to $4 million a year, not to exceed $11 million for the life of the agreement.  In 2015 and 2014, we recognized approximately $4 million and $3 million, respectively, of the deferred gain. As of December 31, 2015, we have accrued $4 million for the remaining guarantee.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Legal Proceedings

We are involved in various legal proceedings in the ordinary course of business regarding the operation of our hotels and company matters. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent.

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $4 million as of December 31, 2015. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $15 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

18.	Quarterly Financial Data (unaudited)

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,317	$1,449	$1,287	$1,334
Operating profit	144	227	132	147
Net income	104	216	85	166
Net income attributable to Host Hotels & Resorts, Inc.	98	212	85	163
Basic earnings per common share	.13	.28	.11	.22
Diluted earnings per common share	.13	.28	.11	.22
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	99	215	86	165
Basic earnings per common unit	.13	.29	.12	.22
Diluted earnings per common unit	.13	.29	.12	.22

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,309	$1,431	$1,294	$1,320
Operating profit	134	225	202	149
Net income	185	159	145	258
Net income attributable to Host Hotels & Resorts, Inc.	179	155	144	254
Basic earnings per common share	.24	.21	.19	.34
Diluted earnings per common share	.24	.21	.19	.33
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	181	157	146	257
Basic earnings per common unit	.24	.21	.19	.34
Diluted earnings per common unit	.24	.21	.19	.34
___________

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2016 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 10 of the Code of Business Conduct and Ethics, entitled “Special Ethics Obligations of Employees with Financial Reporting Obligations.” The Code is available at the Corporate Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders and unitholders upon request to the company at the address set forth in Item 1 of this Annual Report under the section “Business—Where to Find Additional Information.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

4.	Instruments Defining Rights of Security Holders

4.1

See Exhibit 3.1, 3.2 and 3.3 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

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

4.6

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

4.7

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

4.8

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

4.9

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

Exhibit No.	Description
4.10

Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.11

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.12

Second Supplemental Indenture, dated October 14, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed October 14, 2015).

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

10.4*	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of December 31, 2015.

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

10.12

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

Exhibit No.	Description
12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 22, 2016	By:	/s/ GREGORY J. LARSON
Gregory J. Larson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 22, 2016
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016
W. Edward Walter

/s/ GREGORY J. LARSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2016
Gregory J. Larson

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2016
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 22, 2016
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 22, 2016
Sheila C. Bair

/s/ TERENCE C. GOLDEN	Director	February 22, 2016
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 22, 2016
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 22, 2016
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 22, 2016
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 22, 2016
Gordon H. Smith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 22, 2016	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ GREGORY J. LARSON
Gregory J. Larson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 22, 2016
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016
W. Edward Walter

/s/ GREGORY J. LARSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2016
Gregory J. Larson

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2016
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 22, 2016
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 22, 2016
Sheila C. Bair

/s/ TERENCE C. GOLDEN	Director	February 22, 2016
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 22, 2016
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 22, 2016
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 22, 2016
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 22, 2016
Gordon H. Smith

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2015				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
Atlanta Marriott Perimeter Center	$—	$15	$7	$36	—	$15	$43	$58	$31	—	1976	40
Atlanta Marriott Suites Midtown	—	—	26	9	—	—	35	35	20	—	1996	40
Axiom Hotel	—	36	38	1	—	36	39	75	3	—	2014	33
Boston Marriott Copley Place	—	—	203	77	—	—	280	280	119	—	2002	40
Calgary Marriott Downtown	—	5	18	44	—	5	62	67	25	—	1996	40
Chicago Marriott Suites Downers Grove	—	2	14	12	—	2	26	28	13	—	1996	40
Chicago Marriott Suites O'Hare	—	5	36	10	—	5	46	51	23	—	1998	40
Coronado Island Marriott Resort & Spa	—	—	53	29	—	—	82	82	46	—	1997	40
Costa Mesa Marriott	—	3	18	8	—	3	26	29	15	—	1996	40
Courtyard Chicago Downtown/River North	—	7	27	14	—	7	41	48	26	—	1992	40
Denver Marriott Tech Center Hotel	—	6	26	29	—	6	55	61	34	—	1994	40
Denver Marriott West	—	—	12	14	—	—	26	26	19	—	1983	40
Embassy Suites Chicago-Downtown/Lakefront	—	—	86	16	—	—	102	102	31	—	2004	40
Gaithersburg Marriott Washingtonian Center	—	7	22	13	—	7	35	42	20	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	29	—	8	117	125	54	—	1998	40
Grand Hyatt Washington	—	154	247	26	—	154	273	427	36	—	2012	33
Harbor Beach Marriott Resort & Spa	150	—	62	112	—	—	174	174	100	—	1997	40
Hilton Melbourne South Wharf	63	—	136	13	(49)	—	100	100	16	—	2011	31
Hilton Singer Island Oceanfront Resort	—	2	10	22	—	2	32	34	20	—	1994	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	80	—	—	90	90	47	—	1984	40
Houston Marriott at the Texas Medical Center	—	—	19	25	—	—	44	44	28	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2015

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2015				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hyatt Place Waikiki Beach	—	12	120	2	—	12	122	134	11	—	2013	34
Hyatt Regency Cambridge, Overlooking Boston	—	18	84	10	—	19	93	112	51	—	1998	40
Hyatt Regency Maui Resort & Spa	—	92	212	43	—	81	266	347	94	—	2003	40
Hyatt Regency Reston	100	11	78	27	—	12	104	116	48	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	60	—	20	175	195	81	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	41	—	40	271	311	81	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	28	—	16	49	65	32	—	1990	40
JW Marriott Desert Springs Resort & Spa	—	13	143	139	—	13	282	295	146	—	1997	40
JW Marriott Hotel Rio de Janeiro	—	13	29	3	(26)	5	14	19	2	—	2010	40
JW Marriott Houston	—	4	26	41	—	6	65	71	34	—	1994	40
JW Marriott Mexico City	—	11	35	19	—	10	55	65	45	—	1996	40
JW Marriott Washington D.C.	—	26	98	61	—	26	159	185	78	—	2003	40
Key Bridge Marriott	—	—	38	36	—	—	74	74	66	—	1997	40
Manchester Grand Hyatt, San Diego	—	—	548	54	—	—	602	602	100	—	2011	35
Manhattan Beach Marriott	—	—	29	30	—	—	59	59	33	—	1997	40
Marina del Rey Marriott	—	—	13	31	—	—	44	44	23	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	283	—	—	485	485	238	—	1996	40
Miami Marriott Biscayne Bay	—	—	27	34	—	—	61	61	42	—	1998	40
Minneapolis Marriott City Center	—	34	27	43	—	34	70	104	55	—	1995	40
New Orleans Marriott	—	16	96	126	—	16	222	238	139	—	1996	40
New York Marriott Downtown	—	19	79	48	—	19	127	146	71	—	1997	40
New York Marriott Marquis	—	49	552	215	—	49	767	816	546	—	1986	40
New Zealand Hotel Portfolio	36	—	37	(7)	(3)	—	27	27	7	—	2011	35
Newark Liberty International Airport Marriott	—	—	30	46	—	—	76	76	41	—	1984	40
Newport Beach Marriott Bayview	—	6	14	12	—	6	26	32	15	—	1988	40
Newport Beach Marriott Hotel & Spa	—	11	13	116	—	8	132	140	80	—	1988	40
Orlando World Center Marriott	—	18	157	375	—	29	521	550	247	—	1997	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2015

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2015				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Philadelphia Airport Marriott	—	—	42	17	—	—	59	59	30	—	1995	40
Residence Inn Arlington Pentagon City	—	6	29	11	—	6	40	46	21	—	1996	40
Rio de Janeiro Parque Olympico Hotels	—	21	39	—	(28)	11	21	32	1	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	84	—	—	170	170	90	—	1996	40
San Antonio Marriott Riverwalk	—	—	45	30	—	—	75	75	39	—	1995	40
San Cristobal Tower, Santiago	—	7	15	2	(7)	5	12	17	4	—	2006	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	21	—	6	41	47	27	—	1994	40
San Francisco Marriott Marquis	—	—	278	114	—	—	392	392	249	—	1989	40
San Ramon Marriott	—	—	22	22	—	—	44	44	24	—	1996	40
Santa Clara Marriott	—	—	39	56	—	—	95	95	82	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	7	—	8	55	63	17	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	10	—	3	30	33	17	—	1996	40
Seattle Airport Marriott	—	3	42	20	—	3	62	65	46	—	1998	40
Sheraton Boston Hotel	—	42	262	68	—	42	330	372	98	—	2006	40
Sheraton Indianapolis Hotel at Keystone Crossing	—	3	51	33	—	8	79	87	25	—	2006	40
Sheraton Memphis Downtown Hotel	—	—	16	50	—	—	66	66	32	—	1998	40
Sheraton New York Times Square Hotel	—	346	409	200	—	346	609	955	187	—	2006	40
Sheraton Parsippany Hotel	—	8	30	19	—	8	49	57	17	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	36	—	—	364	364	99	—	2006	40
Sheraton Santiago Hotel & Convention Center	—	19	11	13	(11)	14	18	32	8	—	2006	40
Swissôtel Chicago	—	29	132	83	—	29	215	244	88	—	1998	40
Tampa Airport Marriott	—	—	9	24	—	—	33	33	27	—	1971	40
The Camby Hotel	—	10	63	9	—	10	72	82	35	—	1998	40
The Fairmont Kea Lani, Maui	—	55	294	59	—	55	353	408	110	—	2004	40
The Logan	—	26	60	21	—	27	80	107	42	—	1998	40
The Phoenician Hotel	—	72	307	—	—	72	307	379	6	—	2015	32
The Ritz-Carlton, Amelia Island	—	25	115	77	—	25	192	217	92	—	1998	40
The Ritz-Carlton, Buckhead	—	14	81	63	—	15	143	158	84	—	1996	40
The Ritz-Carlton, Marina del Rey	—	—	52	29	—	—	81	81	47	—	1997	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2015

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2015				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Ritz-Carlton, Naples	—	19	126	136	—	21	260	281	145	—	1996	40
The Ritz-Carlton, Naples Golf Resort	—	22	10	71	—	22	81	103	28	2002	—	40
The Ritz-Carlton, Tysons Corner	—	—	89	26	—	—	115	115	55	—	1998	40
The St. Regis Houston	—	6	33	20	—	6	53	59	21	—	2006	40
The Westin Buckhead Atlanta	—	5	84	32	—	6	115	121	52	—	1998	40
The Westin Chicago River North	—	33	116	11	—	33	127	160	18	—	2010	40
The Westin Cincinnati	—	—	54	15	—	—	69	69	22	—	2006	40
The Westin Denver Downtown	—	—	89	17	—	—	106	106	30	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	15	—	16	95	111	29	—	2006	40
The Westin Indianapolis	—	12	100	16	—	12	116	128	32	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	24	—	100	304	404	74	—	2006	40
The Westin Los Angeles Airport	—	—	102	19	—	—	121	121	36	—	2006	40
The Westin Mission Hills Resort & Spa	—	40	47	(40)	—	13	34	47	20	—	2006	40
The Westin New York Grand Central	—	156	152	79	—	156	231	387	65	—	2011	40
The Westin Seattle	—	39	175	33	—	39	208	247	54	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	22	—	—	68	68	33	—	2006	40
The Westin Waltham-Boston	—	9	59	17	—	9	76	85	23	—	2006	40
Toronto Marriott Downtown Eaton Centre Hotel	—	—	27	20	—	—	47	47	29	—	1995	40
W New York	—	138	102	71	—	138	173	311	62	—	2006	40
W New York - Union Square	—	48	145	10	—	48	155	203	23	—	2010	40
W Seattle	—	11	125	5	—	11	130	141	33	—	2006	40
Washington Dulles Airport Marriott	—	—	3	41	—	—	44	44	36	—	1970	40
Washington Marriott at Metro Center	—	20	24	27	—	20	51	71	32	—	1994	40
Westfields Marriott Washington Dulles	—	7	32	18	—	7	50	57	30	—	1994	40
YVE Hotel Miami	—	15	41	—	—	15	41	56	2	—	2014	33
Total hotels:	349	2,074	9,301	4,418	(124)	2,036	13,633	15,669	5,760
Other properties, each less than 5% of total	—	4	4	13	—	8	13	21	7	—	various	40
TOTAL	$349	$2,078	$9,305	$4,431	$(124)	$2,044	$13,646	$15,690	$5,767

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2015, 2014 and 2013 is as follows:

Balance at December 31, 2012	$15,661
Additions:
Acquisitions	184
Capital expenditures and transfers from construction-in-progress	353
Deductions:
Dispositions and other	(789)
Impairments	(1)
Balance at December 31, 2013	15,408
Additions:
Acquisitions	137
Capital expenditures and transfers from construction-in-progress	288
Deductions:
Dispositions and other	(501)
Impairments	(6)
Balance at December 31, 2014	15,326
Additions:
Acquisitions	419
Capital expenditures and transfers from construction-in-progress	391
Deductions:
Dispositions and other	(368)
Impairments	—
Assets held for sale	(78)
Balance at December 31, 2015	$15,690
(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2015, 2014 and 2013 is as follows:

Balance at December 31, 2012	$4,768
Depreciation and amortization	550
Dispositions and other	(270)
Balance at December 31, 2013	5,048
Depreciation and amortization	547
Dispositions and other	(219)
Balance at December 31, 2014	5,376
Depreciation and amortization	566
Dispositions and other	(148)
Depreciation on assets held for sale	(27)
Balance at December 31, 2015	$5,767
(C)	The aggregate cost of real estate for federal income tax purposes is approximately $10,634 million at December 31, 2015.
(D)	The total cost of properties excludes construction-in-progress properties.

EXHIBIT INDEX
Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

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

4.	Instruments Defining Rights of Security Holders

4.1

See Exhibit 3.1, 3.2 and 3.3 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

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

4.6

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

4.7

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

EXHIBIT INDEX
Exhibit No.	Description
4.8

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

4.9

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

4.10

Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.11

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.12

Second Supplemental Indenture, dated October 14, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts L.P. Current Report on Form 8-K, filed on October 14, 2015).

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

10.4*	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of December 31, 2015.

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

10.12

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2015, 2014 and 2013, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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