Form 10-Q
period 2016-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2016-04-29
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

As of April 28, 2016 there were 747,315,404 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(in millions, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$10,551	$10,583
Assets held for sale	30	55
Due from managers	135	56
Advances to and investments in affiliates	313	324
Furniture, fixtures and equipment replacement fund	152	141
Other	260	261
Restricted cash	15	15
Cash and cash equivalents	234	221
Total assets	$11,690	$11,656

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes	$2,377	$2,376
Credit facility, including term loans of $996 million	1,401	1,291
Mortgage debt	183	200
Total debt	3,961	3,867
Accounts payable and accrued expenses	215	243
Liabilities held for sale	2	—
Other	295	299
Total liabilities	4,473	4,409

Non-controlling interests - Host Hotels & Resorts, L.P.	156	143

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 746.2 million shares and 750.3 million shares issued and outstanding, respectively	7	8
Additional paid-in capital	8,214	8,302
Accumulated other comprehensive loss	(94)	(107)
Deficit	(1,107)	(1,139)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,020	7,064
Non-controlling interests—other consolidated partnerships	41	40
Total equity	7,061	7,104
Total liabilities, non-controlling interests and equity	$11,690	$11,656

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2016 and 2015

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2016	2015
REVENUES
Rooms	$843	$818
Food and beverage	408	403
Other	88	81
Total revenues	1,339	1,302
EXPENSES
Rooms	221	220
Food and beverage	284	283
Other departmental and support expenses	328	321
Management fees	57	52
Other property-level expenses	93	96
Depreciation and amortization	181	173
Corporate and other expenses	27	24
Gain on insurance settlements	(3)	—
Total operating costs and expenses	1,188	1,169
OPERATING PROFIT	151	133
Interest income	1	1
Interest expense	(39)	(49)
Gain on sale of assets	59	4
Gain (loss) on foreign currency transactions and derivatives	1	(2)
Equity in earnings of affiliates	2	3
INCOME BEFORE INCOME TAXES	175	90
Benefit for income taxes	9	9
NET INCOME	184	99
Less: Net income attributable to non-controlling interests	(2)	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$182	$98
Basic earnings per common share	$.24	$.13
Diluted earnings per common share	$.24	$.13

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2016 and 2015

(unaudited, in millions)

	Quarter ended March 31,
	2016	2015
NET INCOME	$184	$99
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	14	(47)
Change in fair value of derivative instruments	(5)	15
Amounts reclassified from other comprehensive (income) loss	4	(5)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	13	(37)
COMPREHENSIVE INCOME	197	62
Less: Comprehensive income attributable to non-controlling interests	(2)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$195	$61

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2016 and 2015

(unaudited, in millions)

	Quarter ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$184	$99
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	181	173
Amortization of finance costs, discounts and premiums, net	2	6
Stock compensation expense	3	5
Deferred income taxes	(9)	(13)
Gain on sale of assets	(59)	(4)
(Gain) loss on foreign currency transactions and derivatives	(1)	2
Gain on property insurance settlement	(1)	—
Equity in earnings of affiliates	(2)	(3)
Change in due from managers	(83)	(75)
Distributions from equity investments	12	4
Changes in other assets	9	16
Changes in other liabilities	(17)	(46)
Cash provided by operating activities	219	164

INVESTING ACTIVITIES
Proceeds from sales of assets, net	115	33
Return of investment	7	—
Advances to and investments in affiliates	(1)	—
Capital expenditures:
Renewals and replacements	(94)	(125)
Redevelopment and acquisition-related investments	(73)	(45)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(12)	(28)
Cash used in investing activities	(58)	(165)

FINANCING ACTIVITIES
Draws on credit facility	170	—
Repayment of credit facility	(70)	—
Mortgage debt and other prepayments and scheduled maturities	(20)	—
Common stock repurchase	(81)	—
Dividends on common stock	(150)	(197)
Other financing activities	(1)	(1)
Cash used in financing activities	(152)	(198)
Effects of exchange rate changes on cash held	4	(7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13	(206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666
CASH AND CASH EQUIVALENTS, END OF PERIOD	$234	$460

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2016 and 2015

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended March 31,
	2016	2015
Interest paid - periodic interest expense	$34	$43
Income taxes paid	$2	$1

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(in millions)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$10,551	$10,583
Asset held for sale	30	55
Due from managers	135	56
Advances to and investments in affiliates	313	324
Furniture, fixtures and equipment replacement fund	152	141
Other	260	261
Restricted cash	15	15
Cash and cash equivalents	234	221
Total assets	$11,690	$11,656

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL

Debt
Senior notes	$2,377	$2,376
Credit facility, including term loans of $996 million	1,401	1,291
Mortgage debt	183	200
Total debt	3,961	3,867
Accounts payable and accrued expenses	215	243
Liabilities held for sale	2	—
Other	295	299
Total liabilities	4,473	4,409

Limited partnership interests of third parties	156	143

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,113	7,170
Accumulated other comprehensive loss	(94)	(107)
Total Host Hotels & Resorts, L.P. capital	7,020	7,064
Non-controlling interests—consolidated partnerships	41	40
Total capital	7,061	7,104
Total liabilities, limited partnership interest of third parties and capital	$11,690	$11,656

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2016 and 2015

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2016	2015
REVENUES
Rooms	$843	$818
Food and beverage	408	403
Other	88	81
Total revenues	1,339	1,302
EXPENSES
Rooms	221	220
Food and beverage	284	283
Other departmental and support expenses	328	321
Management fees	57	52
Other property-level expenses	93	96
Depreciation and amortization	181	173
Corporate and other expenses	27	24
Gain on insurance settlements	(3)	—
Total operating costs and expenses	1,188	1,169
OPERATING PROFIT	151	133
Interest income	1	1
Interest expense	(39)	(49)
Gain on sale of assets	59	4
Gain (loss) on foreign currency transactions and derivatives	1	(2)
Equity in earnings of affiliates	2	3
INCOME BEFORE INCOME TAXES	175	90
Benefit for income taxes	9	9
NET INCOME	184	99
Less: Net loss attributable to non-controlling interests	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$184	$99
Basic earnings per common unit	$.25	$.13
Diluted earnings per common unit	$.25	$.13

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2016 and 2015

(unaudited, in millions)

	Quarter ended March 31,
	2016	2015
NET INCOME	$184	$99
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	14	(47)
Change in fair value of derivative instruments	(5)	15
Amounts reclassified from other comprehensive (income) loss	4	(5)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	13	(37)
COMPREHENSIVE INCOME	197	62
Less: Comprehensive loss attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$197	$62

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2016 and 2015

(unaudited, in millions)

	Quarter ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$184	$99
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	181	173
Amortization of finance costs, discounts and premiums, net	2	6
Stock compensation expense	3	5
Deferred income taxes	(9)	(13)
Gain on sale of assets	(59)	(4)
(Gain) loss on foreign currency transactions and derivatives	(1)	2
Gain on property insurance settlement	(1)	—
Equity in earnings of affiliates	(2)	(3)
Change in due from managers	(83)	(75)
Distributions from equity investments	12	4
Changes in other assets	9	16
Changes in other liabilities	(17)	(46)
Cash provided by operating activities	219	164

INVESTING ACTIVITIES
Proceeds from sales of assets, net	115	33
Return of investment	7	—
Advances to and investments in affiliates	(1)	—
Capital expenditures:
Renewals and replacements	(94)	(125)
Redevelopment and acquisition-related investments	(73)	(45)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(12)	(28)
Cash used in investing activities	(58)	(165)

FINANCING ACTIVITIES
Draws on credit facility	170	—
Repayment of credit facility	(70)	—
Mortgage debt and other prepayments and scheduled maturities	(20)	—
Repurchase of common OP units	(81)	—
Distributions on common OP units	(151)	(199)
Other financing activities	—	1
Cash used in financing activities	(152)	(198)
Effects of exchange rate changes on cash held	4	(7)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13	(206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666
CASH AND CASH EQUIVALENTS, END OF PERIOD	$234	$460

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2016 and 2015

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended March 31,
	2016	2015
Interest paid - periodic interest expense	$34	$43
Income taxes paid	$2	$1

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2016, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of March 31, 2016, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	92
Australia	1
Brazil	3
Canada	2
Chile	2
Mexico	1
New Zealand	2
Total	103

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels).

As of March 31, 2016, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	1
France	3
Germany	1
Spain	2
Sweden	1
The Netherlands	1
United Kingdom	1
Total	10

We also own non-controlling interests in an additional five joint ventures that own eight hotels totaling approximately 3,300 rooms.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2016, and the results of our operations and cash flows for the quarters ended March 31, 2016 and 2015, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We do not anticipate implementation will have a material effect on our financial statements or on the stock compensation plans currently outstanding; however, its effect on future stock compensation plans will be dependent upon the design of those plans.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, most leases that previously were accounted for as operating leases now would require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 18, 2018, with early application permitted. We have not yet completed our assessment of the effect of the new standard on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Specifically, as a result of the elimination of the presumption that a general partner should consolidate a limited partnership, and that these partnerships should be evaluated under the VIE or Voting Interest model, we re-evaluated the VIE determination of our non-wholly-owned partnerships. We adopted this standard January 1, 2016, and applied the changes retrospectively. As a result, we no longer consolidate the partnership that owns the Fort Lauderdale Marriott Harbor Beach Resort & Spa, wherein we are the managing partner and hold 49.9% of the partnership interests, due to the voting rights of the third-party owner. Accordingly, the operations, assets and liabilities of the hotel no longer are included in our consolidated financial statements. Instead, we have included our interest in the hotel based on the carrying amount on January 1, 2015 in advances to and investments in affiliates and our portion of the hotel’s earnings are recorded to equity in earnings of affiliates, with no cumulative-effect adjustment. As a result of the adoption, total assets and total liabilities at December 31, 2015 were reduced by $128 million and $150 million, respectively, and total revenues and net income for the quarter ended March 31, 2015 were reduced by $15 million and $5 million, respectively. The deconsolidation of this entity had no effect on the total equity of Host Inc. stockholders, total Host L.P capital or net income attributable to Host Inc. or Host L.P.

Additionally, three partnerships now are considered VIE’s as the general partner maintains control over the decisions that most significantly impact the partnerships; however, this consideration did not change the consolidation determination.  This includes the operating partnership, Host L.P., which is consolidated by Host Inc., wherein Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

L.P. All of Host Inc.’s debt is an obligation of Host L.P and may be settled only with assets of Host L.P. We also determined that our consolidated partnership that owns the Houston Airport Marriott, wherein we are the general partner and hold 85% of the partnership interests, is a VIE. The total assets of this VIE are $60 million and consist of cash and property and equipment. Liabilities for the VIE total $1 million and consist of deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, wherein we hold 11% of the limited partner interests, is also a VIE. The carrying amount of this investment is $(7) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The new standard sets forth five prescribed steps to determine the timing and amount of revenue to be recognized to appropriately depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which further clarifies the application of the standard depending on whether the entity is a principal or an agent. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

3.	Earnings Per Common Share (Unit)

Host Inc. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings per common share is computed by dividing net income attributable to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. We have 9.1 million OP units which are convertible into 9.3 million common shares which are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2016	2015
Net income	$184	$99
Less: Net income attributable to non-controlling interests	(2)	(1)
Net income attributable to Host Inc.	$182	$98

Basic weighted average shares outstanding	749.6	756.0
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.1	0.3
Diluted weighted average shares outstanding (1)	749.7	756.3

Basic earnings per common share	$.24	$.13
Diluted earnings per common share	$.24	$.13
___________

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)There were approximately 31 million potentially dilutive shares for the quarter ended March 31, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 in exchange for 32 million shares.

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

	Quarter ended March 31,
	2016	2015
Net income	$184	$99
Less: Net loss attributable to non-controlling interests	—	—
Net income attributable to Host L.P.	$184	$99

Basic weighted average units outstanding	742.9	749.4
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.1	0.3
Diluted weighted average units outstanding (1)	743.0	749.7

Basic earnings per common unit	$.25	$.13
Diluted earnings per common unit	$.25	$.13
___________

(1) There were approximately 30 million potentially dilutive units for the quarter ended March 31, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 and Host L.P. issued 31.3 million units.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2016	December 31, 2015
Land and land improvements	$2,047	$2,044
Buildings and leasehold improvements	13,584	13,472
Furniture and equipment	2,341	2,283
Construction in progress	222	289
	18,194	18,088
Less accumulated depreciation and amortization	(7,643)	(7,505)
	$10,551	$10,583

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Debt

Credit facility. During the quarter, we had net borrowings under the revolver portion of our credit facility of $100 million. As of March 31, 2016, we had $592 million of available capacity under the credit facility.

Mortgage debt. In connection with the sales of the Novotel and ibis Wellington, we repaid NZ$30 million ($20 million) of the mortgage loan secured by the New Zealand properties.

Subsequent to quarter end, on April 1, 2016, we repaid the $100 million mortgage loan secured by the Hyatt Regency Reston, through a draw on the revolver portion of our credit facility.

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2015	$7,064	$40	$7,104	$143
Net income	182	—	182	2
Issuance of common stock	4	—	4	—
Repurchase of common stock	(81)	—	(81)	—
Dividends declared on common stock	(149)	—	(149)	—
Distributions to non-controlling interests	—	—	—	(1)
Other changes in ownership	(13)	1	(12)	12
Other comprehensive income	13	—	13	—
Balance, March 31, 2016	$7,020	$41	$7,061	$156

Capital of Host L.P.

As of March 31, 2016, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

				Limited
		Non-		Partnership
	Capital of	controlling	Total	Interests of
	Host L.P.	Interests	Capital	Third Parties
Balance, December 31, 2015	$7,064	$40	$7,104	$143
Net income	182	—	182	2
Issuance of common OP units	4	—	4	—
Repurchase of common OP units	(81)	—	(81)	—
Distributions declared on common OP units	(149)	—	(149)	(1)
Other changes in ownership	(13)	1	(12)	12
Other comprehensive income	13	—	13	—
Balance, March 31, 2016	$7,020	$41	$7,061	$156

For Host Inc. and Host L.P., during the first quarter of 2016 and 2015, we reclassified a net loss of $4 million and a net gain of $5 million, respectively, that had been recognized previously in foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates in other comprehensive income related to the sale of two properties in New Zealand in 2016 and the Delta Meadowvale Hotel & Conference Centre in 2015 and recognized such gain (loss) in gain on sale of assets on our consolidated statement of operations.

Dividends/Distributions

On February 16, 2016, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2016 to stockholders of record as of March 31, 2016. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

Share Repurchase

In October 2015, Host Inc.’s Board of Directors authorized a second program to repurchase up to $500 million of Host Inc. common stock. During the first quarter of 2016, we repurchased 5.1 million shares at an average price of $16.08 for a total purchase price of approximately $81 million. As of March 31, 2016, we have $242 million of repurchase capacity remaining under the program. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time, dependent upon market conditions. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. The shares repurchased constitute authorized but unissued shares.

7.	Dispositions

During the first quarter, we sold the Novotel Wellington and ibis Wellington for NZ$67 million ($45 million) and repaid NZ$30 million ($20 million) of the mortgage loan secured by the New Zealand properties. We also sold the San Diego Marriott Mission Valley for $76 million on February 11, 2016. The following table provides summary results of operations for the three hotels sold in 2016 and eight hotels sold in 2015, which are included in continuing operations (in millions):

	Quarter ended March 31,
	2016	2015
Revenues	$4	$35
Income before taxes	2	2
Gain on disposals	58	3

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at March 31, 2016 and December 31, 2015, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$6	$—	$6	$—
Liabilities
Interest rate swap derivatives (1)	(1)	—	(1)	—
Foreign currency forward sale contracts (1)	(2)	—	(2)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$17	$—	$17	$—
Liabilities
Interest rate swap derivatives (1)	(1)	—	(1)	—
___________
(1)	These derivative contracts have been designated as hedging instruments.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivative as a cash flow hedge. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivative is valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. Changes in the fair value of the derivative are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedge was fully effective as of March 31, 2016.

The following table summarizes our interest rate swap derivative designated as a cash flow hedge (in millions):

						Change in Fair Value
						Gain (Loss)
	Total Notional		Maturity	Swapped	All-in-	Quarter ended March 31,
Transaction Date	Amount		Date	Index	Rate	2016	2015
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$—	$—
___________
(1)	The swap was entered into in connection with the A$86 million ($66 million) mortgage loan on the Hilton Melbourne South Wharf.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the first quarter, in connection with the maturity of a foreign currency forward sale contract with a total notional amount of €30 million, for which we received total proceeds of approximately $8 million, we entered into a new foreign currency forward sale contract with a total notional amount of €30 million. The gain related to the matured contract is included in accumulated other comprehensive income and will be recognized in earnings when our investment in the Euro JV has been repatriated.

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended March 31,
Range	Currency		in Dollars	Date Range	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$(4)	$14
November 2014	C$	25	$22	November 2016	$(1)	$1

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended March 31,
Currency	US$	Foreign Currency		2016	2015
Canadian dollars (1)	$35	C$	46	$2	$2
Euros	$88		€77	$4	$10
New Zealand dollars	$21	NZ$	30	$1	$—
___________
(1)	We have drawn an additional $47 million on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

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

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,377	$2,478	$2,376	$2,452
Credit facility (Level 2)	1,401	1,408	1,291	1,298
Mortgage debt and other, excluding capital leases (Level 2)	182	182	199	199

9.	Geographic Information

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

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2016	2015	2016	2015
United States	$1,296	$1,243	$10,243	$10,294
Australia	8	9	91	88
Brazil	7	7	58	53
Canada	10	14	73	66
Chile	5	7	48	44
Mexico	7	7	18	18
New Zealand	6	15	20	20
Total	$1,339	$1,302	$10,551	$10,583

10.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $41 million and $40 million as of March 31, 2016 and December 31, 2015, respectively. One of the partnerships has a finite life that terminates in 2095, and the associated non-controlling interests are redeemable at our option at the end of, but not prior to, the finite life.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income (loss) attributable to non-controlling interests of third parties was immaterial for both quarters ended March 31, 2016 and 2015, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2016	December 31, 2015
OP units outstanding (millions)	9.1	9.1
Market price per Host Inc. common share	$16.70	$15.34
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$156	$143
Historical cost (millions)	89	90
Book value (millions) (1)	156	143
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to the non-controlling interests of Host L.P. for the quarters ended March 31, 2016 and 2015 was $2 million and $1 million, respectively.

11.	Legal Proceedings

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $3 million as of March 31, 2016 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings will not exceed $10 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

the impact of geopolitical developments outside the U.S., such as the pace of the economic recovery in Europe, the slowing of growth in markets such as China and Brazil, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including with respect to our foreign hotel properties;

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

•

the ability of Host Inc. and each of the REITs acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes, Host L.P.’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and

•

risks associated with our ability to execute our dividend policy, including factors such as investment activity, operating results and the economic outlook, any or all of which may influence the decision of our board of directors as to whether to pay future dividends at levels previously disclosed or to use available cash to pay special dividends.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2016	2015	Change
Total revenues	$1,339	$1,302	2.8%
Net income	184	99	85.9%
Operating profit	151	133	13.5%
Operating profit margin under GAAP	11.3%	10.2%	110	bps
Adjusted EBITDA (1)	$345	$321	7.5%

Diluted earnings per share	$.24	$.13	84.6%
NAREIT and Adjusted FFO per diluted share (1)	.41	.35	17.1%

Comparable Hotel Data:
	2016 Comparable Hotels (2)
	Quarter ended March 31,
	2016	2015	Change
Comparable hotel revenues (1)	$1,211	$1,172	3.2%
Comparable hotel EBITDA (1)	319	298	6.8%
Comparable hotel EBITDA margin (1)	26.3%	25.4%	90	bps
Change in comparable hotel RevPAR - Constant US$	3.6%
Change in comparable hotel RevPAR - Nominal US$	3.0%
Change in comparable domestic RevPAR	3.4%
Change in comparable international RevPAR - Constant US$	9.6%
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

(2)	Comparable hotel operating statistics for 2016 and 2015 are based on 93 hotels as of March 31, 2016.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis improved 3.6% for the first quarter, driven by an increase in occupancy of 210 basis points to 75.5% and rate growth of 0.7%. While some of this occupancy growth can be attributed to the reduced levels of renovation disruption from 2015, overall it still reflects solid demand growth for our hotels and our first quarter average occupancy rate is the highest it’s been since 2000. Transient revenues improved 5.4% for the quarter due to a significant increase in transient room nights sold. Group revenue growth was limited to just 0.6%, as strong results in January and February were offset by weakness in March due in part to the shift in the timing of the Easter holiday. Our domestic results varied by market, with San Francisco and Los Angeles leading the portfolio both with increases in RevPAR greater than 12%, primarily due to improvement in rates and increased group business. Washington, D.C. experienced 7.3% RevPAR growth due to less renovation disruption compared to the prior year. Our Boston and Denver properties experienced declines in RevPAR due to difficult comparisons to the prior year, as increased group business in the first quarter of 2015 did not repeat.

On a constant US$ basis, RevPAR at our comparable international properties increased 9.6% for the first quarter. Occupancy for our properties in Latin America increased over 1,200 basis points due to a stabilization in occupancy at the ibis and Novotel Rio de Janeiro Parque Olimpico properties, which opened in the fourth quarter of 2014, and increased travel related to the upcoming Olympic Games in Rio de Janeiro. In addition, the Calgary Marriott Downtown benefited from the completion in 2015 of an extensive renovation project which had impacted 2015 results. However, the improvements in operations at our international properties were offset by the strengthening of the U.S. dollar, and RevPAR on a nominal basis declined for the quarter.

Rooms

Our comparable room revenue increased 4.3% for the quarter, reflecting the 3.6% increase in comparable RevPAR on a constant US$ basis, and the additional leap year day in 2016, partially offset by currency translation effects for our international properties. At the same time, comparable rooms expenses increased just 2.3% for the quarter as operators were able to limit cost growth, leading to improvement in overall profitability.

Food and beverage

Comparable food and beverage revenue increased just 1.0% for the quarter; however, well-controlled food and beverage expenses and improvement in hourly productivity led to a 2.4% increase in profitability.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 110 basis points for the first quarter of 2016. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, dispositions, depreciation, and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 90 basis points, to 26.3%, for the quarter. The improvements in margins were driven by an 11.3% decrease in utility costs at our comparable hotels, reflecting mild winter weather, favorable gas and electric prices as well as the impact of our energy conservation projects. In the first quarter of 2016, hotels that had completed energy conservation projects decreased their utility cost by approximately 16.5% compared to a decrease of approximately 9.5% throughout the rest of the portfolio. Productivity improvements for the rooms and F&B departments accounted for the remainder of the margin improvements.

Net income, Adjusted EBITDA and Adjusted FFO per Diluted Share

Net income for the quarter increased $85 million due to improved operations, an increase in gains on dispositions and a decrease in interest expense due to the refinancing of senior notes in 2015. Adjusted EBITDA increased $24 million for the quarter, due to the improvements in operations compared to the first quarter of 2015. These improvements, coupled with benefits from our recent share repurchases and lower interest expense due to refinancing efforts in 2015, led to a $0.06, or 17.1%, increase in Adjusted FFO per diluted share for the quarter.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

The lodging industry is now entering the seventh year of its recovery from the economic recession in 2008/2009.  While the pace of the recovery has been rather muted, steady increases in GDP, a strengthening labor market and solid business investment have generated consistent improvements in lodging demand. As a result, we have had consistent RevPAR growth between 4% and 6% during this recovery and have now generally returned to the prior peak RevPAR levels. During the first five years of this lodging cycle, the industry experienced a prolonged period of slow supply growth, as the modest improvements in lodging fundamentals, coupled with tight credit markets, did not initiate significant new hotel construction. Recently, however, supply growth has increased to more normalized levels and even above historical levels in some markets, particularly in certain of our major markets such as New York. At the same time, consensus estimates of GDP growth, business investment and unemployment continue to indicate that we can expect demand growth in the near term. As a result, we believe we are still at a stage in the lodging cycle where demand growth will enable the industry to generally absorb new supply, and RevPAR will continue to grow at a rate greater than inflation.

As a result of the trends described above, we anticipate comparable hotel RevPAR growth for full year 2016 of between 3.0% to 4.0% on a constant US$ basis.

The current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy, changes in travel patterns, and international economic and political instability.

Strategic Initiatives

Portfolio

Our portfolio includes multiple types of premium hotels, primarily located within a defined set of target markets that meet our investment criteria. We continue to focus on long-term results by investing in locations that we believe have strong demand generators that appeal to multiple customer segments, achieve premium rates and have relatively high barriers to entry that limit new supply. At the same time, we intend to reallocate capital out of markets where we expect lower growth prospects or where significant capital expenditures requirements are not justified. We also may dispose of assets in target markets when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives.

During the quarter, we sold three non-core properties for a sales price of approximately $121 million, including the sale of two properties located in New Zealand as part of our strategy to exit the Asia-Pacific market. We recorded gains on these sales of approximately $57 million. Additionally, we have five properties currently under contract, which are expected to be sold in the second quarter, subject to customary closing conditions. We also expect to sell our two remaining properties in New Zealand and one hotel in Australia over the next twelve months but can provide no assurance on the timing or completion of any of these sales.

Balance Sheet

Stock Repurchase Program. In October 2015, Host Inc.’s Board of Directors approved a second program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The level of purchases also will depend upon operating results, funds generated by sales activity, dividends that may be required by tax gains on those sales and other investment options that may be available, including reinvesting in our portfolio or acquiring new hotels. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the first quarter of 2016, we repurchased 5.1 million shares at an average price of $16.08 for a total purchase price of approximately $81 million and have $242 million of repurchase capacity remaining under the program.

We remain committed to our long-term strategic goal of generating superior returns to our stockholders by driving operating performance, refining our strategy to adapt to changes in the lodging industry, and making well-considered investments that will create real growth in stockholder value. Since the beginning of 2016, we have distributed $380 million to stockholders through dividends and stock repurchases, including the 2015 fourth quarter dividend that was paid in January 2016.

Debt transactions. During the first quarter, we had net draws under the revolver portion of our credit facility of $100 million and, as of March 31, 2016, had $592 million of remaining available capacity thereunder. Subsequent to quarter end, we repaid the $100 million mortgage loan secured by the Hyatt Regency Reston and made net draws on our credit facility of $228 million, reflecting the timing of stock repurchases, dividend payments, and anticipated proceeds from asset sales. Additionally during the quarter, we repaid $20 million of mortgage debt in connection with the sale of two New Zealand hotels.

Capital Investments

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design, and replace aging equipment and systems with more efficient technology. During the first quarter, we have completed renovations of over 1,500 guestrooms, 104,000 square feet of meeting space and approximately 43,000 square feet of public space.

•

Redevelopment and Return on Investment and Acquisition Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We spent approximately $73 million for these projects during the first quarter of 2016, compared to $45 million during the first quarter of 2015. Projects underway during the first quarter included the on-going redevelopment at the Marriott Marquis San Diego Marina, which we expect to be completed in June, the Denver Marriott Tech Center and Hyatt Regency San Francisco Airport, as well as the completion of several of our 2015 redevelopment projects, including the opening of the Axiom Hotel in San Francisco in January 2016.

We expect that ROI projects, including acquisition capital expenditures, for full year 2016 will be approximately $185 million to $200 million representing a decline of approximately $83 million from 2015.

•

Renewal and Replacement Capital Expenditures. We spent $94 million on renewal and replacement capital expenditures during the first quarter of 2016 compared to $125 million during the first quarter of 2015, representing a 25% decrease, resulting in less disruption at our properties in 2016 compared to 2015. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Significant renewal and replacement projects completed during the first quarter included the renovation of all of the guestrooms at The Ritz-Carlton, Marina del Rey, the Coronado Island Marriott Resort & Spa and the Houston Marriott at the Texas Medical Center, in addition to the renovation of the 21,000 square foot ballroom at the Santa Clara Marriott and the ballrooms at the Costa Mesa Marriott and Marina del Rey Marriott. We expect that our investment in renewal and replacement expenditures in 2016 will total approximately $305 million to $320 million, representing a decrease of approximately $75 million from 2015.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2016	2015	Change
Total revenues	$1,339	$1,302	2.8%
Operating costs and expenses:
Property-level costs (1)	1,164	1,145	1.7
Corporate and other expenses	27	24	12.5
Gain on insurance settlements	3	—	N/M
Operating profit	151	133	13.5
Interest expense	39	49	(20.4)
Gain on sale of assets	59	4	1,375.0
Benefit for income taxes	9	9	—
Income from continuing operations	184	99	85.9

Host Inc.:
Net income attributable to non-controlling interests	$2	$1	100.0
Net income attributable to Host Inc.	182	98	85.7

Host L.P.:
Net income attributable to non-controlling interests	$—	$—	—
Net income attributable to Host L.P.	184	99	85.9
___________

(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For first quarter of 2016, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) had a significant impact on year-over-year comparisons. Our operations for the first quarter of 2016 were affected by the acquisition of The Phoenician in June 2015, partially offset by the sale of three hotels in the first quarter of 2016 and eight hotels in 2015. For the first quarter of 2016, the net effect of our Recent Acquisitions and Dispositions was to increase total revenues by $13 million, increase net income by $68 million (including a $55 million increase to gain on sale of assets), and increase Adjusted EBITDA by $12 million.

•

In the first quarter of 2016, we reduced the number of hotels under-going disruptive renovations compared to the first quarter of 2015, when our revenues, net income and Adjusted EBITDA were more significantly impacted by disruptive renovations than typical quarters. While the redevelopment projects at hotels that were closed for portions of 2015 have been completed and the hotels have re-opened, results of these hotels have not yet significantly affected year over year comparisons, as some of the hotels were operating during the first quarter of 2015 and closed later in the year.

•

Our domestic hotel portfolio represents approximately 97% of our revenues and total assets. However, for international properties, we are exposed to currency exchange risks in the normal course of business. Due to the strength of the U.S. dollar compared to the prior year, total revenues and Adjusted EBITDA were affected negatively by approximately $6 million and $2 million, respectively, for the first quarter of 2016, while there was minimal impact on net income.

•	The first quarter of 2016 includes an extra day of operations due to the leap year.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2016	2015	Change
Revenues:
Rooms	$843	$818	3.1%
Food and beverage	408	403	1.2
Other	88	81	8.6
Total revenues	$1,339	$1,302	2.8

Rooms. Rooms revenues increased 3.1% for the quarter reflecting an increase in constant dollar RevPAR of 3.6% at our comparable hotels as increased transient demand led to strong occupancy gains. The increase was partially offset by the results of our non-comparable hotels that are under renovation.

Food and beverage. Food and beverage (“F&B”) revenues increased 1.2% for the quarter. For our comparable hotels, F&B revenues increased 1.0% for the quarter, driven by growth in outlet revenues of 1.4%. F&B revenues also reflect an increase of $8 million for the quarter due to the effect of our Recent Acquisitions and Dispositions.

Other revenues. Other revenues increased 8.6%, to $88 million, primarily due to a net positive effect of $5 million for the quarter from our Recent Acquisitions and Dispositions.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2016	2015	Change
Expenses:
Rooms	$221	$220	0.5%
Food and beverage	284	283	0.4
Other departmental and support expenses	328	321	2.2
Management fees	57	52	9.6
Other property-level expenses	93	96	(3.1)
Depreciation and amortization	181	173	4.6
Total property-level operating expenses	$1,164	$1,145	1.7

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 57% of the operating expenses at our hotels (excluding depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses increased $1 million for the first quarter due to increases at our comparable hotels partially offset by a net decrease of $2 million for the quarter for our Recent Acquisitions and Dispositions. In addition, travel agent commissions and controllable expenses decreased, while rooms wages and benefits costs increased, leading to a slight decrease in cost per occupied room compared to first quarter of 2015.

Food and beverage. F&B expenses increased $1 million for the first quarter of 2016, reflecting an increase of 0.4% for the quarter at our comparable hotels. F&B hourly productivity improvement and well controlled labor and other costs for the quarter were offset by an increase of $3 million due to the results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $7 million for the quarter, primarily due to an increase in hourly wages and credit card costs for the quarter, offset by an improvement in productivity and an 11% decrease in utilities expense at our comparable hotels.

Management fees.  For the first quarter of 2016, base management fees, which generally are calculated as a percentage of total revenues, increased $1 million. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased $4 million to $17 million, as 51 of our properties earned incentive management fees for the first quarter of 2016.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Quarter ended March 31,
	2016	2015
General and administrative cost	$24	$25
Non-cash stock-based compensation expense	3	5
Litigation (recoveries) accruals and acquisition costs, net	—	(6)
Total corporate and other expenses	$27	$24

Interest expense. Interest expense decreased $10 million for the first quarter compared to the corresponding 2015 period, primarily due to the repayment or refinancing of debt during 2015 and the first quarter of 2016, which lowered our weighted average interest rate. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2016	2015
Cash interest expense(1)	$37	$43
Non-cash interest expense	2	6
Total interest expense	$39	$49
___________
(1)	Including the change in accrued interest, total cash interest paid was $34 million and $43 million for the first quarter of 2016 and 2015, respectively.

Gain on sale of assets.  During the first quarter of 2016, we recognized a $47 million gain on the sale of the San Diego Marriott Mission Valley and a $10 million gain on the sale of two hotels in New Zealand. During the first quarter of 2015, we recognized a $3 million gain on the sale of the Delta Meadowvale Hotel & Conference Centre.

Equity in earnings of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV and the Fort Lauderdale Marriott Harbor Beach Resort & Spa. Upon adoption of ASU No. 2015-02, Amendments to the Consolidation Analysis on January 1, 2016, the results of the Fort Lauderdale Marriott Harbor Beach Resort & Spa no longer are consolidated and now are included in equity in earnings (losses) of affiliates. We applied the standard retrospectively. See “Note 2. Summary of Significant Accounting Policies” in this quarterly report for a discussion of the application of new accounting standards.

Benefit for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax benefit recorded in the first quarter of 2016 primarily reflects hotel operations and foreign income taxes.

Comparable Hotel Sales Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of March 31, 2016, 93 of our 103 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of March 31, 2016 and 2015, respectively:

Comparable Hotels by Market in Constant US$

	As of March 31, 2016		Quarter ended March 31, 2016			Quarter ended March 31, 2015
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$185.93	69.1%	$128.51	$191.62	68.3%	$130.95	(1.9)%
New York	8	6,960	234.65	79.6	186.85	246.23	75.4	185.69	0.6
Washington, D.C.	12	6,023	206.59	70.6	145.81	205.24	66.2	135.95	7.3
Atlanta	6	2,280	189.92	75.6	143.54	183.47	74.4	136.50	5.2
Florida	8	4,559	280.34	82.8	231.99	278.20	83.0	231.00	0.4
Chicago	6	2,392	148.41	60.7	90.11	154.75	58.1	89.86	0.3
Denver	2	735	164.96	64.2	105.96	166.70	65.4	109.01	(2.8)
Houston	3	1,142	208.01	73.9	153.65	219.29	68.8	150.77	1.9
Phoenix	3	1,241	284.50	82.3	234.22	284.94	82.3	234.42	(0.1)
Seattle	3	1,774	174.89	69.6	121.72	166.85	72.2	120.47	1.0
San Francisco	4	2,912	286.77	80.1	229.72	254.48	80.2	204.17	12.5
Los Angeles	8	3,228	202.69	83.2	168.58	186.54	80.5	150.25	12.2
San Diego	3	2,981	205.11	81.4	166.88	206.51	81.5	168.26	(0.8)
Hawaii	3	1,682	356.03	90.6	322.63	351.79	90.2	317.19	1.7
Other	11	7,270	182.14	71.6	130.50	180.37	68.9	124.29	5.0
Domestic	84	48,364	222.14	75.9	168.52	220.52	73.9	162.99	3.4

Asia-Pacific	3	685	$171.19	89.1%	$152.52	$170.18	87.3%	$148.61	2.6%
Canada	2	849	151.98	50.7	77.08	153.89	49.2	75.79	1.7
Latin America	4	964	190.71	66.8	127.34	192.12	54.3	104.30	22.1
International	9	2,498	173.70	67.6	117.44	173.20	61.9	107.14	9.6
All Markets - Constant US$	93	50,862	219.99	75.5	166.00	218.55	73.3	160.23	3.6

Comparable Hotels in Nominal US$
	As of March 31, 2016		Quarter ended March 31, 2016			Quarter ended March 31, 2015
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	3	685	$171.19	89.1%	$152.52	$186.42	87.3%	$162.79	(6.3)%
Canada	2	849	151.98	50.7	77.08	169.51	49.2	83.48	(7.7)
Latin America	4	964	190.71	66.8	127.34	244.20	54.3	132.57	(3.9)
International	9	2,498	173.70	67.6	117.44	201.34	61.9	124.55	(5.7)
Domestic	84	48,364	222.14	75.9	168.52	220.52	73.9	162.99	3.4
All Markets - Nominal US$	93	50,862	219.99	75.5	166.00	219.72	73.3	161.09	3.0

RevPAR improvements continued to be led by our properties on the west coast, as San Francisco and Los Angeles had RevPAR increases of 12.5% and 12.2%, respectively, primarily due to strong rate growth. All of our comparable hotels in San Francisco experienced double digit rate growth due to Super Bowl demand, while rates at our Los Angeles hotels were driven by solid group reservations and strong transient demand. However, our other west coast properties in Seattle, Phoenix and San Diego underperformed the portfolio. In Phoenix, the RevPAR decline was due to a decrease in rate of 0.2% as a result of difficult comparisons to the Super Bowl in 2015. Our Seattle and San Diego markets were negatively affected by renovations at the W Seattle and Coronado Island Marriott Resort & Spa. At our Hawaiian properties, RevPAR was driven by strong transient demand, although competitive rates inhibited further rate growth.

On the east coast, our Washington, D.C. properties outperformed the portfolio primarily due to an increase in occupancy of 4.3 percentage points, along with slight rate growth of 0.7% due to the year over year benefit from the 2015 renovations. Conversely, in New York, supply growth has continued to negatively impact our hotels as RevPAR underperformed our portfolio with a slight increase of 0.6% driven entirely by a 4.2 percentage point increase in occupancy, as rate decreased by 4.7%. Our Boston hotels also underperformed our portfolio due to fewer citywide events.

In the southern and central U.S., our Atlanta market outperformed our portfolio with a combination of strong rate growth of 3.5%, due to a shift to the retail segment, and an increase in occupancy of 1.2 percentage points. RevPAR at our Chicago and Houston hotels were negatively affected by decreases in rate of 4.1% and 5.1%, respectively. Our Chicago properties were affected by a decrease in citywide room nights, while our Houston properties continued to be affected by disruption in the oil markets and increasing market supply. Our Florida properties experienced a slight increase in RevPAR of 0.4% due to rate growth of 0.8%. The mild winter in the Midwest and Northeast, as well as unseasonably cold weather in Florida, negatively impacted our Florida hotels. Our Denver market experienced a decline in RevPAR due to a combination of lower rates and a decline in occupancy of 1.2 percentage points due to increased supply in downtown Denver and renovations at the Westin Denver Downtown.

On a constant dollar basis, our international markets experienced RevPAR growth of 9.6%, led by our Latin America properties with RevPAR growth of 22.1%, due to occupancy increases of 31.7 and 21.3 percentage points at the Novotel and ibis Rio de Janeiro Parque Olimpico, respectively, driven by pre-Olympic test business and stabilization in occupancy following the opening of the hotels in the fourth quarter of 2014. Our Asia-Pacific properties underperformed the portfolio due to difficult comparisons resulting from the Cricket World Cup matches in New Zealand in 2015 and fewer citywide conventions in Melbourne. At our Canadian properties, falling oil prices and renovations continue to negatively impact our hotels. Due to the continued strength of the U.S. dollar on a relative basis, RevPAR at our international properties declined 5.7% on a nominal basis for the quarter.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 31, 2016 and 2015, respectively:

Comparable Hotels by Type in Nominal US$

	As of March 31, 2016		Quarter ended March 31, 2016			Quarter ended March 31, 2015
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	54	32,957	$209.62	75.1%	$157.40	$211.55	72.1%	$152.44	3.3%
Suburban	21	7,672	201.95	70.5	142.38	194.43	69.4	134.97	5.5
Resort	11	7,102	310.18	80.6	250.03	304.83	81.8	249.24	0.3
Airport	7	3,131	155.16	79.7	123.74	150.99	76.9	116.07	6.6
All Types	93	50,862	219.99	75.5	166.00	219.72	73.3	161.09	3.0

Our airport properties led the portfolio for the quarter driven by a combination of strong rate growth of 2.8% and an increase in occupancy of 2.9 percentage points. In particular, the Newark Airport had an increase in occupancy of 21.1 percentage points due to the completion of renovations in 2015. Our urban and suburban properties also outperformed the portfolio for the quarter driven by an increase in occupancy of 3.0 percentage points at our urban properties and strong rate growth of 3.9% at our suburban properties, as high occupancy levels in urban markets has continued to help drive demand toward adjacent suburban markets. The occupancy increase at our urban properties was driven by our international properties. Our resort properties underperformed the market with a decrease in occupancy of 1.2 percentage points, affected by the rooms renovation at the Coronado Island Marriott Resort & Spa, which had a decrease in occupancy of 23.7 percentage points.

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 93 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the quarter, we experienced a significant improvement in transient demand of approximately 5%, based on average rooms sold per night, which was the driver for our overall 2.1 percentage point increase in occupancy. Our hotels were able to drive occupancy through the discount channels, while keeping transient rates relatively stable, with a decline of 0.7%.  The improvements also reflect the benefit of fewer renovation disruptions, a milder winter in the east and increased leisure travel due to the Easter holiday shift into the first quarter.

Group revenues were essentially flat during the quarter, as improvements during January and February were offset by weaker group demand in March due in part to the shift of the Easter holiday into the first quarter in 2016.  The decline in room nights was also driven by weak convention activity in Chicago and Boston, and a decline in group demand at the Sheraton New York, which hosted the NBA All-Star game in 2015.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility given the inherent volatility in the lodging industry. We believe this strategy will result in a lower overall cost of capital, allow us to complete opportunistic investments and acquisitions and will position us to manage potential declines in operations throughout the lodging cycle. As operations have improved in the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio.

We intend to use available cash predominantly for acquisitions or other investments in our portfolio to the extent that they meet our return requirements. If we are unable to find appropriate investment opportunities, we will consider other uses of any available cash, such as a return of capital through dividends or common stock repurchases, the level of which will be determined by our operations and other market factors. Significant factors we review to determine the level and timing of common stock repurchases include the current stock price compared to our determination of the underlying value of our assets, current and forecast operating results and the completion of hotel sales.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, 98% of our hotels (as measured by revenues) are unencumbered by mortgage debt. We have access to multiple types of financing, as approximately 95% of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotel properties. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders and stock and unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On April 15, 2016, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $149 million.

Capital Resources. As of March 31, 2016, we had $234 million of cash and cash equivalents. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2016, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes and mortgage debt other than in accordance with its terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. In addition, as noted above, to the extent we do not identify appropriate investments, we may decide in the future to use available cash for other uses, including share repurchases. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $55 million to $219 million for the quarter ended March 31, 2016 compared to the same period in 2015, reflecting improved operations at our hotels.

Cash Used in Investing Activities. Net cash used for investing activities was $58 million and $165 million for the first quarter of 2016 and 2015, respectively. Cash used in investing activities primarily consisted of capital expenditures on our existing portfolio, and totaled $180 million and $198 million during the first quarter of 2016 and 2015, respectively. Cash used for renewal and replacement capital expenditures for the first quarter of 2016 and 2015 was $94 million and $125 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $73 million and $45 million, respectively. Cash provided by investing activities was $122 million and included the sale of three hotels and return of investment from a joint venture in the first quarter of 2016 compared to $33 million from the sale of one hotel in the first quarter of 2015.

The following table summarizes significant acquisitions and dispositions that have been completed as of April 28, 2016 (in millions):

Transaction Date		Description of Transaction	Sales Price
Dispositions
February - March	2016	Disposition of two hotels in New Zealand	$45
February	2016	Disposition of San Diego Marriott Mission Valley	76
		Total dispositions	$121
___________

Cash Used in Financing Activities. In the first quarter of 2016, net cash used in financing activities was $152 million, compared to $198 million for the first quarter of 2015. Cash used in financing activities primarily consisted of the repayment of mortgage debt related to the New Zealand dispositions, the payment of dividends and the repurchase of Host Inc. common stock. Cash provided by financing activities included net draws on the revolver portion of our credit facility.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through April 29, 2016 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
January - April	2016	Net draw on the revolver portion of credit facility	$328
		Total issuances	$328

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
April	2016	Repayment of mortgage loan on the Hyatt Regency Reston hotel	$(100)
February - March	2016	Repayment of NZ$30 million mortgage loan	(20)
		Total cash repayments	$(120)
___________

The following table summarizes significant equity transactions that have been completed through April 28, 2016 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2016	Dividend payments (1)(2)	$(299)
January - March	2016	Repurchase of 5.1 million shares of Host Inc. common stock	(81)
		Cash payments on equity transactions	$(380)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $303 million to its common unit holders.
(2)	Includes the cash payment for the fourth quarter 2015 dividend that was paid in January 2016.

Debt

As of March 31, 2016, our total debt was $4.0 billion, with an average interest rate of 3.6% and an average maturity of 5.6 years. Additionally, 61% of our debt has a fixed rate of interest and 99 of our hotels, representing 98% of our revenues, are unencumbered by mortgage debt.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of March 31, 2016:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.8	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.3	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.6	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E and Series F senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E and Series F senior notes and our actual credit ratios as of March 31, 2016:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	483%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.4	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E and Series F senior notes) as of March 31, 2016 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	489%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.4	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E and Series F senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2015.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 31, 2016, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on April 15, 2016 to stockholders of record on March 31, 2016. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other uses, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) and a 33.4% interest in the second fund (“Euro JV Fund II”). At March 31, 2016, hotel investments by the Euro JV total approximately €1.4 billion, with €0.7 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. In July 2015, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2016. Our investment, total partners’ funding, and debt outstanding as of March 31, 2016 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment		Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)			(in millions)	(in millions)
Euro JV Fund I	€119	€463	67	%(1)	€326	€105
Euro JV Fund II	93	301	67%		402	134
	€212	€764			€728	€239
___________

(1)	The remaining commitment for Fund I is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

The following table sets forth operating statistics for the 10 comparable Euro JV hotels as of March 31, 2016 and 2015:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended March 31,
	2016	2015	Change
Average room rate	€192.57	€186.61	3.2%
Average occupancy	63.6%	67.7%	(410	bps)
RevPAR	€122.38	€126.28	(3.1)%
___________
(1)	The presentation above includes the operating performance for the 10 comparable properties consisting of 3,895 rooms. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR decreased approximately 3.1% on a constant euro basis for the first quarter, due to a decrease in occupancy of 410 basis points, as results were negatively affected by the recent terrorist attacks in Brussels and Paris.

On March 31, 2016, the Euro JV distributed €33 million to its partners, of which Host’s share was approximately €11 million ($12 million).

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a detailed discussion of the new accounting standards, see “Note 2. Summary of Significant Accounting Policies” in this quarterly report.

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired The Phoenician in June of 2015. The hotel will not be included in our comparable hotels until January 1, 2017. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 103 hotels that we owned on March 31, 2016, 93 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 31, 2016 are excluded from comparable hotel results for these periods:

•

The Denver Marriott Tech Center, removed in the first quarter of 2016 (business disruption due to extensive renovations, including conversion of 64 rooms to 41 suites, conversion of the concierge lounge into three meeting rooms, and the repositioning of the public space and food and beverage areas);

•

The Hyatt Regency San Francisco Airport, removed in the first quarter of 2016 (business disruption due to extensive renovations, including all guestrooms and bathrooms, meeting space, the repositioning of the atrium into a new restaurant and lounge, and conversion of the existing restaurant to additional meeting space);

•	The Phoenician (acquired in June 2015);
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

•	Marriott Marquis San Diego Marina, removed in the first quarter of 2015 (business interruption due to the demolition of the existing conference center and new exhibit hall); and
•	The Axiom hotel (acquired as the Powell Hotel in January 2014, then closed during 2015 for extensive renovations and reopened in January 2016).

The operating results of eleven hotels disposed of in 2016 and 2015 are not included in comparable hotel results for the periods presented herein.

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable to it. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2015, further explanations of the adjustment being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures, and the limitations on their use.

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

In unusual circumstances, we also may adjust EBITDA for gains or losses that management believes are not representative of our current operating performance. For example, in 2013, management excluded the $11 million gain from an eminent domain claim for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of Adjusted EBITDA.

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2016	2015
Net income (1)	$184	$99
Interest expense	39	49
Depreciation and amortization	181	173
Income taxes	(9)	(9)
EBITDA (1)	395	312
Gain on dispositions (2)	(58)	(3)
Gain on property insurance settlement	(1)	—
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(3)
Pro rata Adjusted EBITDA of equity investments	14	17
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(3)	(2)
Adjusted EBITDA (1)	$345	$321
___________
(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $1 million for each of the quarters ended March 31, 2016 and 2015  for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of three hotels in 2016 and the sale of one hotel in 2015.

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2013, management excluded the $11 million gain from an eminent domain claim for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of NAREIT and Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2016	2015
Net income (1)	$184	$99
Less: Net loss attributable to non-controlling interests	(2)	(1)
Net income attributable to Host Inc.	182	98
Adjustments:
Gain on dispositions, net of taxes (2)	(58)	(3)
Gain on property insurance settlement	(1)	—
Depreciation and amortization	180	172
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(3)
Pro rata FFO of equity investments	10	10
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)
NAREIT and Adjusted FFO (1)	$308	$271

For calculation on a per share basis:

Adjustments for dilutive securities (3):
Assuming conversion of Exchangeable Senior Debentures	$—	$7
Diluted NAREIT FFO and Diluted Adjusted FFO	$308	$278

Diluted weighted average shares outstanding-EPS	749.7	756.3
Assuming conversion of Exchangeable Senior Debentures	—	31.1
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	749.7	787.4
NAREIT FFO and Adjusted FFO per diluted share	$.41	$.35
___________
(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2016	2015
Number of hotels	93	93
Number of rooms	50,862	50,862
Change in comparable hotel RevPAR -
Constant US$	3.6%	—
Nominal US$	3.0%	—
Operating profit margin (1)	11.3%	10.2%
Comparable hotel EBITDA margin (1)	26.3%	25.4%
Comparable hotel revenues
Room	$769	$737
Food and beverage (2)	370	366
Other	72	69
Comparable hotel revenues (3)	1,211	1,172
Comparable hotel expenses
Room	203	198
Food and beverage (4)	256	255
Other	26	31
Management fees, ground rent and other costs	407	390
Comparable hotel expenses (5)	892	874
Comparable hotel EBITDA	319	298
Non-comparable hotel results, net (6)	40	32
Depreciation and amortization	(181)	(173)
Interest expense	(39)	(49)
Benefit for income taxes	9	9
Gain on sale of assets and corporate level income/expense	36	(18)
Net income	$184	$99
___________

(1)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel EBITDA margins are calculated using amounts presented in the above table.

(2)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended March 31,
	2016	2015
Food and beverage sales per the consolidated statements of operations	$408	$403
Non-comparable hotel food and beverage sales	(38)	(37)
Comparable food and beverage sales	$370	$366

(3)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended March 31,
	2016	2015
Revenues per the consolidated statements of operations	$1,339	$1,302
Non-comparable hotel revenues	(128)	(130)
Comparable hotel revenues	$1,211	$1,172

(4)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended March 31,
	2016	2015
Food and beverage expenses per the consolidated statements of operations	$284	$283
Non-comparable hotel food and beverage expenses	(28)	(28)
Comparable food and beverage expenses	$256	$255

(5)	The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended March 31,
	2016	2015
Operating costs and expenses per the consolidated statements of operations	$1,188	$1,169
Non-comparable hotel expenses	(88)	(98)
Depreciation and amortization	(181)	(173)
Corporate and other expenses	(27)	(24)
Comparable hotel expenses	$892	$874

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

Interest Rate Sensitivity

As of March 31, 2016 and December 31, 2015, 61% and 64%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first quarter of 2016. See Item 7A of our most recent Annual Report on Form 10–K and Note 8 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Chile, Mexico and New Zealand and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the first quarter, in connection with the maturity of a foreign currency forward sale contract with a total notional amount of €30 million, for which we received total proceeds of approximately $8 million, we entered into a new foreign currency forward sale contract with a total notional amount of €30 million. The gain related to the matured contract is included in accumulated other comprehensive income and will be recognized in earnings when our investment in the Euro JV has been repatriated. The following table summarizes our outstanding foreign currency sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended March 31,
Range	Currency		in Dollars	Date Range	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$(4)	$14
November 2014	C$	25	$22	November 2016	$(1)	$1

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended March 31,
Currency	US$	Foreign Currency		2016	2015
Canadian dollars (1)	$35	C$	46	$2	$2
Euros	$88		€77	$4	$10
New Zealand dollars	$21	NZ$	30	$1	$—
___________
(1)	We have an additional $47 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 8 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On October 29, 2015 Host Inc. announced a program to repurchase up to $500 million of common stock. The program will expire on December 31, 2016, unless fully utilized prior thereto. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016 – January 31, 2016	—	$—	—	$324.5
February 1, 2016 – February 29, 2016	1,217,507	15.31	1,217,507	305.0
March 1, 2016 – March 31, 2016	3,832,493	16.32	3,832,493	242.4
Total	5,050,000	$16.08	5,050,000	$242.4

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2016 – January 31, 2016	13,665	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
February 1, 2016 – February 29, 2016	1,193,425	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2016 – March 31, 2016	3,753,991	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	4,961,081			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.
**

Reflects (1) 1,191,888 common OP units repurchased to fund the repurchase by Host Inc. of 1,217,507 shares of common stock as part of its publicly announced share repurchase program and (2) 1,537 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

***

Reflects (1) 3,751,850 common OP units repurchased to fund the repurchase by Host Inc. of 3,832,493 shares of common stock as part of its publicly announced share repurchase program and (2) 2,141 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

April 29, 2016	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

April 29, 2016	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)