Form 10-Q
period 2016-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2016-07-29
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

As of July 29, 2016 there were 742,481,849 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(in millions, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$10,452	$10,583
Assets held for sale	35	55
Due from managers	114	56
Advances to and investments in affiliates	311	324
Furniture, fixtures and equipment replacement fund	173	141
Other	238	261
Restricted cash	3	15
Cash and cash equivalents	266	221
Total assets	$11,592	$11,656

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,378	$2,376
Credit facility, including term loans of $997 million and $996 million, respectively	1,255	1,291
Mortgage debt	82	200
Total debt	3,715	3,867
Accounts payable and accrued expenses	228	243
Liabilities held for sale	4	—
Other	284	299
Total liabilities	4,231	4,409

Non-controlling interests - Host Hotels & Resorts, L.P.	147	143

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 740.7 million shares and 750.3 million shares issued and outstanding, respectively	7	8
Additional paid-in capital	8,146	8,302
Accumulated other comprehensive loss	(71)	(107)
Deficit	(907)	(1,139)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,175	7,064
Non-controlling interests—other consolidated partnerships	39	40
Total equity	7,214	7,104
Total liabilities, non-controlling interests and equity	$11,592	$11,656

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2016 and 2015

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
REVENUES
Rooms	$933	$937	$1,776	$1,755
Food and beverage	439	420	847	823
Other	87	82	175	163
Total revenues	1,459	1,439	2,798	2,741
EXPENSES
Rooms	228	233	449	453
Food and beverage	289	289	573	572
Other departmental and support expenses	332	330	660	651
Management fees	66	68	123	120
Other property-level expenses	100	96	193	192
Depreciation and amortization	178	178	359	351
Corporate and other expenses	27	23	54	47
Gain on insurance settlements	—	—	(3)	—
Total operating costs and expenses	1,220	1,217	2,408	2,386
OPERATING PROFIT	239	222	390	355
Interest income	—	1	1	2
Interest expense	(39)	(72)	(78)	(121)
Gain on sale of assets	172	53	231	57
Gain (loss) on foreign currency transactions and derivatives	2	(1)	3	(2)
Equity in earnings of affiliates	9	24	11	26
INCOME BEFORE INCOME TAXES	383	227	558	317
Provision for income taxes	(32)	(13)	(23)	(4)
NET INCOME	351	214	535	313
Less: Net income attributable to non-controlling interests	(4)	(2)	(6)	(3)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$347	$212	$529	$310
Basic earnings per common share	$.47	$.28	$.71	$.41
Diluted earnings per common share	$.47	$.28	$.71	$.41

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2016 and 2015

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
NET INCOME	$351	$214	$535	$313
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	3	14	(44)
Change in fair value of derivative instruments	3	—	(2)	15
Amounts reclassified from other comprehensive income (loss)	20	—	24	(5)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	23	3	36	(34)
COMPREHENSIVE INCOME	374	217	571	279
Less: Comprehensive income attributable to non-controlling interests	(4)	(2)	(6)	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$370	$215	$565	$276

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2016 and 2015

(unaudited, in millions)

	Year-to-date ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$535	$313
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	359	351
Amortization of finance costs, discounts and premiums, net	3	13
Non-cash loss on extinguishment of debt	—	6
Stock compensation expense	6	8
Deferred income taxes	13	(1)
Gain on sale of assets	(231)	(57)
(Gain) loss on foreign currency transactions and derivatives	(3)	2
Gain on property insurance settlement	(1)	—
Equity in earnings of affiliates	(11)	(26)
Change in due from managers	(67)	(60)
Distributions from equity investments	18	11
Changes in other assets	(2)	33
Changes in other liabilities	(7)	(44)
Cash provided by operating activities	612	549

INVESTING ACTIVITIES
Proceeds from sales of assets, net	441	174
Return of investment	9	—
Advances to and investments in affiliates	(1)	(2)
Acquisitions	(50)	(402)
Capital expenditures:
Renewals and replacements	(161)	(219)
Redevelopment and acquisition-related investments	(141)	(101)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(40)	(11)
Change in restricted cash for investing activities	—	(3)
Cash provided by (used in) investing activities	57	(564)

FINANCING ACTIVITIES
Financing costs	—	(4)
Issuances of debt	—	499
Draws on credit facility	449	250
Repayment of credit facility	(490)	(170)
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(120)	—
Common stock repurchase	(162)	(131)
Dividends on common stock	(300)	(348)
Other financing activities	(4)	(2)
Cash used in financing activities	(627)	(406)
Effects of exchange rate changes on cash held	3	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45	(429)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666
CASH AND CASH EQUIVALENTS, END OF PERIOD	$266	$237

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2016 and 2015

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended June 30,
	2016	2015
Interest paid - periodic interest expense	$68	$85
Interest paid - debt extinguishments	—	15
Total interest paid	$68	$100
Income taxes paid	$12	$6

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(in millions)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$10,452	$10,583
Assets held for sale	35	55
Due from managers	114	56
Advances to and investments in affiliates	311	324
Furniture, fixtures and equipment replacement fund	173	141
Other	238	261
Restricted cash	3	15
Cash and cash equivalents	266	221
Total assets	$11,592	$11,656

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,378	$2,376
Credit facility, including term loans of $997 million and $996 million, respectively	1,255	1,291
Mortgage debt	82	200
Total debt	3,715	3,867
Accounts payable and accrued expenses	228	243
Liabilities held for sale	4	—
Other	284	299
Total liabilities	4,231	4,409

Limited partnership interests of third parties	147	143

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,245	7,170
Accumulated other comprehensive loss	(71)	(107)
Total Host Hotels & Resorts, L.P. capital	7,175	7,064
Non-controlling interests—consolidated partnerships	39	40
Total capital	7,214	7,104
Total liabilities, limited partnership interest of third parties and capital	$11,592	$11,656

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2016 and 2015

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
REVENUES
Rooms	$933	$937	$1,776	$1,755
Food and beverage	439	420	847	823
Other	87	82	175	163
Total revenues	1,459	1,439	2,798	2,741
EXPENSES
Rooms	228	233	449	453
Food and beverage	289	289	573	572
Other departmental and support expenses	332	330	660	651
Management fees	66	68	123	120
Other property-level expenses	100	96	193	192
Depreciation and amortization	178	178	359	351
Corporate and other expenses	27	23	54	47
Gain on insurance settlements	—	—	(3)	—
Total operating costs and expenses	1,220	1,217	2,408	2,386
OPERATING PROFIT	239	222	390	355
Interest income	—	1	1	2
Interest expense	(39)	(72)	(78)	(121)
Gain on sale of assets	172	53	231	57
Gain (loss) on foreign currency transactions and derivatives	2	(1)	3	(2)
Equity in earnings of affiliates	9	24	11	26
INCOME BEFORE INCOME TAXES	383	227	558	317
Provision for income taxes	(32)	(13)	(23)	(4)
NET INCOME	351	214	535	313
Less: Net loss attributable to non-controlling interests	1	1	1	1
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$352	$215	$536	$314
Basic earnings per common unit	$.48	$.29	$.72	$.42
Diluted earnings per common unit	$.48	$.29	$.72	$.42

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2016 and 2015

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
NET INCOME	$351	$214	$535	$313
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	3	14	(44)
Change in fair value of derivative instruments	3	—	(2)	15
Amounts reclassified from other comprehensive income (loss)	20	—	24	(5)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	23	3	36	(34)
COMPREHENSIVE INCOME	374	217	571	279
Less: Comprehensive loss attributable to non-controlling interests	1	1	1	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$375	$218	$572	$280

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2016 and 2015

(unaudited, in millions)

	Year-to-date ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$535	$313
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	359	351
Amortization of finance costs, discounts and premiums, net	3	13
Non-cash loss on extinguishment of debt	—	6
Stock compensation expense	6	8
Deferred income taxes	13	(1)
Gain on sale of assets	(231)	(57)
(Gain) loss on foreign currency transactions and derivatives	(3)	2
Gain on property insurance settlement	(1)	—
Equity in earnings of affiliates	(11)	(26)
Change in due from managers	(67)	(60)
Distributions from equity investments	18	11
Changes in other assets	(2)	33
Changes in other liabilities	(7)	(44)
Cash provided by operating activities	612	549

INVESTING ACTIVITIES
Proceeds from sales of assets, net	441	174
Return of investment	9	—
Advances to and investments in affiliates	(1)	(2)
Acquisitions	(50)	(402)
Capital expenditures:
Renewals and replacements	(161)	(219)
Redevelopment and acquisition-related investments	(141)	(101)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(40)	(11)
Change in restricted cash for investing activities	—	(3)
Cash provided by (used in) investing activities	57	(564)

FINANCING ACTIVITIES
Financing costs	—	(4)
Issuances of debt	—	499
Draws on credit facility	449	250
Repayment of credit facility	(490)	(170)
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(120)	—
Repurchase of common OP units	(162)	(131)
Distributions on common OP units	(303)	(352)
Other financing activities	(1)	2
Cash used in financing activities	(627)	(406)
Effects of exchange rate changes on cash held	3	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45	(429)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666
CASH AND CASH EQUIVALENTS, END OF PERIOD	$266	$237

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2016 and 2015

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended June 30,
	2016	2015
Interest paid - periodic interest expense	$68	$85
Interest paid - debt extinguishments	—	15
Total interest paid	$68	$100
Income taxes paid	$12	$6

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2016, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of June 30, 2016, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	89
Australia	1
Brazil	3
Canada	2
Mexico	1
New Zealand	2
Total	98

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels).

As of June 30, 2016, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	1
France	3
Germany	1
Spain	2
Sweden	1
The Netherlands	1
United Kingdom	1
Total	10

We also own non-controlling interests in an additional five joint ventures that own eight hotels totaling approximately 3,400 rooms.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2016, and the results of our operations for the quarter and year-to-date periods ended June 30, 2016 and 2015, respectively, and cash flows for the year-to-date periods ended June 30, 2016 and 2015, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including those that previously were accounted for as operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. We have not yet completed our assessment of the effect of the new standard on our financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Specifically, as a result of the elimination of the presumption that a general partner should consolidate a limited partnership, and that these partnerships should be evaluated under the VIE or Voting Interest model, we re-evaluated the VIE determination of our non-wholly-owned partnerships. We adopted this standard January 1, 2016, and applied the changes retrospectively. As a result, we no longer consolidate the partnership that owns the Fort Lauderdale Marriott Harbor Beach Resort & Spa, of which we are the managing partner and hold 49.9% of the partnership interests, due to the voting rights of the third-party owner. Accordingly, the operations, assets and liabilities of the hotel no longer are included in our consolidated financial statements. Instead, we have included our interest in the hotel based on the carrying amount on January 1, 2015 in advances to and investments in affiliates and our portion of the hotel’s earnings are recorded to equity in earnings of affiliates, with no cumulative-effect adjustment. As a result of the adoption of this ASU, total assets and total liabilities at December 31, 2015 were reduced by $128 million and $150 million, respectively. In addition, total revenues for the quarter and year-to-date ended June 30, 2015 were reduced by $10 million and $25 million, respectively, while net income for the quarter and year-to-date ended June 30, 2015 were reduced by $2 million and $7 million, respectively. The deconsolidation of this entity had no effect on the total equity of Host Inc. stockholders, total Host L.P capital or net income attributable to Host Inc. or Host L.P.

Additionally, three partnerships now are considered VIE’s, as the general partner maintains control over the decisions that most significantly impact the partnerships; however, this consideration did not change the consolidation determination.  This conclusion includes the operating partnership, Host L.P., which is consolidated by Host Inc., of

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P and may be settled only with assets of Host L.P. We also determined that our consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, is a VIE. The total assets of this VIE at June 30, 2016 are $62 million and consist of cash and property and equipment. Liabilities for the VIE total $3 million and consist of accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at June 30, 2016 is $(7) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which affects virtually all aspects of an entity’s revenue recognition. The new standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration to which the entity expects in exchange. In March, April and May 2016, the FASB issued ASUs No. 2016-08, 2016-10 and 2016-12, respectively, all related to Revenue from Contracts with Customers (Topic 606), which further clarify the application of the standard. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. We have not yet completed our assessment of the effect of the new standard on our financial statements, including possible transition alternatives.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Host Inc. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings per common share is computed by dividing net income attributable to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. We have 8.9 million OP units which are convertible into 9.0 million common shares which are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Net income	$351	$214	$535	$313
Less: Net income attributable to non-controlling interests	(4)	(2)	(6)	(3)
Net income attributable to Host Inc.	347	212	529	310
Assuming conversion of exchangeable senior debentures	—	7	—	—
Diluted income attributable to Host Inc.	$347	$219	$529	$310

Basic weighted average shares outstanding	744.0	753.9	746.8	755.0
Assuming weighted average shares for conversion of exchangeable senior debentures	—	31.2	—	—
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.4	0.3	0.4
Diluted weighted average shares outstanding (1)	744.3	785.5	747.1	755.4

Basic earnings per common share	$.47	$.28	$.71	$.41
Diluted earnings per common share	$.47	$.28	$.71	$.41
___________

(1)There were approximately 31 million potentially dilutive shares for the year-to-date period ended June 30, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 in exchange for 32 million shares.

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

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Net income	$351	$214	$535	$313
Less: Net loss attributable to non-controlling interests	1	1	1	1
Net income attributable to Host L.P.	352	215	536	314
Assuming conversion of exchangeable senior debentures	—	7	—	—
Diluted income attributable to Host L.P.	$352	$222	$536	$314

Basic weighted average units outstanding	737.4	747.3	740.2	748.3
Assuming weighted average units for conversion of exchangeable senior debentures	—	30.5	—	—
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.3	0.3	0.3	0.4
Diluted weighted average units outstanding (1)	737.7	778.1	740.5	748.7

Basic earnings per common unit	$.48	$.29	$.72	$.42
Diluted earnings per common unit	$.48	$.29	$.72	$.42
___________

(1) There were approximately 30 million potentially dilutive units for the year-to-date period ended June 30, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 and Host L.P. issued 31.3 million units.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2016	December 31, 2015
Land and land improvements	$2,061	$2,044
Buildings and leasehold improvements	13,504	13,472
Furniture and equipment	2,339	2,283
Construction in progress	240	289
	18,144	18,088
Less accumulated depreciation and amortization	(7,692)	(7,505)
	$10,452	$10,583

5.	Debt

Mortgage debt. On April 1, 2016, we repaid the $100 million mortgage loan secured by the Hyatt Regency Reston.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit facility. During the quarter, we had net repayments under the revolver portion of our credit facility of $142 million. As of June 30, 2016, we had $739 million of available capacity under the credit facility.

Subsequent to quarter end, we borrowed $50 million on the revolver portion of our credit facility.

6.	Investments in Affiliates

The Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for the remaining €149 million in capacity for Euro JV Fund II by one year, to June 27, 2017.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2015	$7,064	$40	$7,104	$143
Net income (loss)	529	(1)	528	7
Issuance of common stock	6	—	6	—
Repurchase of common stock	(162)	—	(162)	—
Dividends declared on common stock	(297)	—	(297)	—
Distributions to non-controlling interests	—	—	—	(4)
Other changes in ownership	(1)	—	(1)	1
Other comprehensive income	36	—	36	—
Balance, June 30, 2016	$7,175	$39	$7,214	$147

Capital of Host L.P.

As of June 30, 2016, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interest of Third Parties
Balance, December 31, 2015	$7,064	$40	$7,104	$143
Net income (loss)	529	(1)	528	7
Issuance of common OP units	6	—	6	—
Repurchase of common OP units	(162)	—	(162)	—
Distributions declared on common OP units	(297)	—	(297)	(4)
Other changes in ownership	(1)	—	(1)	1
Other comprehensive income	36	—	36	—
Balance, June 30, 2016	$7,175	$39	$7,214	$147

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For Host Inc. and Host L.P., during the second quarter of 2016, we reclassified a net loss of $20 million that had been recognized previously in foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates in other comprehensive income related to the sale of two properties in Santiago, Chile. The loss is included in gain on sale of assets on our consolidated statement of operations.

Dividends/Distributions

On June 15, 2016, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on July 15, 2016 to stockholders of record as of June 30, 2016. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

Share Repurchase

In October 2015, Host Inc.’s Board of Directors authorized a second program to repurchase up to $500 million of Host Inc. common stock. During the second quarter, we repurchased 5.2 million shares at an average price of $15.39 for a total purchase price of $81 million. Year-to-date June 30, 2016, we repurchased 10.3 million shares at an average price of $15.73 for a total purchase price of approximately $162 million. As of June 30, 2016, we have $162 million of repurchase capacity remaining under the program. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time, dependent upon market conditions. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. The shares repurchased constitute authorized but unissued shares.

8.	Dispositions

During the second quarter, we sold the following hotels:

•	Manhattan Beach Marriott for $82 million;
•	Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, a Luxury Collection Hotel for $95 million;
•	the Seattle Airport Marriott for $97 million; and
•	Atlanta Marriott Perimeter Center for $71 million.

The following table provides summary results of operations for the eight hotels sold in each of 2016 and 2015, which are included in continuing operations (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Revenues	$18	$62	$48	$123
Income before taxes and gain on disposal	5	9	10	14
Gain on disposals	176	53	234	56

As of June 30, 2016, the Hotel ibis Christchurch and Hotel Novotel Christchurch Cathedral Square in New Zealand have been classified as held for sale.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at June 30, 2016 and December 31, 2015, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$7	$—	$7	$—
Liabilities
Interest rate swap derivatives (1)	(1)	—	(1)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$17	$—	$17	$—
Liabilities
Interest rate swap derivatives (1)	(1)	—	(1)	—
___________
(1)	These derivative contracts have been designated as hedging instruments.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivative as a cash flow hedge. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivative is valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. Changes in the fair value of the derivative are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedge was fully effective as of June 30, 2016.

For the second quarter and year-to-date 2016, there was no material change in the fair value of our interest rate swap derivative designated as a cash flow hedge. The following table summarizes our outstanding contract (in millions):

	Total Notional		Maturity	Swapped	All-in-
Transaction Date	Amount		Date	Index	Rate
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%
___________
(1)	The swap was entered into in connection with the A$86 million ($64 million) mortgage loan on the Hilton Melbourne South Wharf.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended June 30,		Year-to-date ended June 30,
Range	Currency		in Dollars	Date Range	2016	2015	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$3	$(4)	$(1)	$10
November 2014	C$	25	$22	November 2016	$—	$—	$(1)	$1

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended June 30,		Year-to-date ended June 30,
Currency	US$	Foreign Currency		2016	2015	2016	2015
Canadian dollars (1)	$36	C$	46	$—	$(1)	$(2)	$1
Euros	$86		€77	$2	$(3)	$(2)	$7
Australian dollars	$37	A$	50	$1	$—	$1	$—
___________
(1)	We have drawn an additional $47 million on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

Other Liabilities

Fair Value of Other Financial Liabilities. We did not elect the fair value measurement option for any of our other financial liabilities. The fair values of secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior Notes are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,378	$2,549	$2,376	$2,452
Credit facility (Level 2)	1,255	1,261	1,291	1,298
Mortgage debt and other, excluding capital leases (Level 2)	81	81	199	199

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in six countries. During the second quarter, we sold our two properties located in Santiago, Chile. In addition, our two remaining properties in New Zealand have been classified as held for sale. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Revenues		Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2016	2015	2016	2015	2016	2015
United States	$1,415	$1,384	$2,711	$2,627	$10,211	$10,294
Australia	8	8	16	17	87	88
Brazil	7	8	14	15	64	53
Canada	14	15	24	29	74	66
Chile	4	6	9	13	—	44
Mexico	8	7	15	14	16	18
New Zealand	3	11	9	26	—	20
Total	$1,459	$1,439	$2,798	$2,741	$10,452	$10,583

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $39 million and $40 million as of June 30, 2016 and December 31, 2015, respectively. One of the partnerships has a finite life that terminates in 2095, and the associated non-controlling interests are redeemable at our option at the end of, but not prior to, the finite life.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net loss attributable to non-controlling interests of third parties was $1 million for each of the quarter and year-to-date periods ended June 30, 2016 and 2015.

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

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2016	December 31, 2015
OP units outstanding (millions)	8.9	9.1
Market price per Host Inc. common share	$16.21	$15.34
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$147	$143
Historical cost (millions)	88	90
Book value (millions) (1)	147	143
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to the non-controlling interests of Host L.P. was $5 million and $3 million for the quarters ended June 30, 2016 and 2015, respectively, and $7 million and $4 million, for the year-to-date periods ended June 30, 2016 and 2015, respectively.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $3 million as of June 30, 2016 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings will not exceed $10 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

the impact of geopolitical developments outside the U.S., such as the pace of the economic recovery in Europe, the effects of  the United Kingdom’s referendum to withdraw from the European Union, the slowing of growth in markets such as China and Brazil, or unrest in the Middle East, all of which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including with respect to our foreign hotel properties;

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2016	2015	Change		2016	2015	Change
Total revenues	$1,459	$1,439	1.4%		$2,798	$2,741	2.1%
Net income	351	214	64.0%		535	313	70.9%
Operating profit	239	222	7.7%		390	355	9.9%
Operating profit margin under GAAP	16.4%	15.4%	100	bps	13.9%	13.0%	90	bps
Adjusted EBITDA (1)	$436	$422	3.3%		$782	$743	5.2%

Diluted earnings per share	0.47	0.28	67.9%		0.71	0.41	73.2%
NAREIT FFO per diluted share (1)	0.49	0.43	14.0%		0.90	0.78	15.4%
Adjusted FFO per diluted share (1)	0.49	0.46	6.5%		0.90	0.81	11.1%

Comparable Hotel Data:
	2016 Comparable Hotels (2)
	Quarter ended June 30,				Year-to-date ended June 30,
	2016	2015	Change		2016	2015	Change
Comparable hotel revenues (1)	$1,323	$1,288	2.7%		$2,513	$2,441	2.9%
Comparable hotel EBITDA (1)	406	387	5.0%		720	681	5.7%
Comparable hotel EBITDA margin (1)	30.7%	30.05%	65	bps	28.65%	27.9%	75	bps
Change in comparable hotel RevPAR - Constant US$	2.0%				2.7%
Change in comparable hotel RevPAR - Nominal US$	1.7%				2.3%
Change in comparable domestic RevPAR	2.0%				2.6%
Change in comparable international RevPAR - Constant US$	2.3%				5.8%
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

(2)	Comparable hotel operating statistics for 2016 and 2015 are based on 90 hotels as of June 30, 2016.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis improved 2.0% for the second quarter, driven by a 120 basis point increase in occupancy to 82.4% and a slight increase in rate. Year-to-date, comparable RevPAR on a constant US$ basis improved 2.7%, largely due to a 170 basis point increase in occupancy, while room rate growth was constrained to just 0.5%. Group and leisure demand remained strong, leading to increases in occupancy to near record levels; however, an unfavorable business mix shift from higher-rated corporate transient demand to lower-rated discount business led to minimal rate growth for the portfolio. We believe the slowdown in corporate transient demand can be attributed to weakening business investment, as reduced corporate profits, as well as global political and economic uncertainty, have led to a reduction in corporate travel. Additionally, the softening of inbound travel from the United Kingdom and other European countries due to the relative strength of the US dollar put further pressure on demand in our gateway markets. These near-term trends, coupled with increased price transparency from online travel agencies and strengthening supply growth, particularly in several of the gateway cities in which we operate, have inhibited room rate growth.

On a constant US$ basis, RevPAR at our comparable international properties increased 2.3% for the second quarter and 5.8% year-to-date. Our properties in Latin America experienced rate growth of 4.9% for the quarter, however occupancy remained unchanged as Zika virus fears limited demand growth. However, the improvements in operations at our international properties were offset by the strengthening of the U.S. dollar, and RevPAR on a nominal basis declined for both the quarter and year-to-date.

For our non-comparable hotels, RevPAR declined 6.3% year-to-date and was primarily driven by two hotels, the Hyatt Regency San Francisco Airport and the Denver Marriott Tech Center, which experienced declines of 24% and 35%, respectively. These properties experienced significant disruption due to the extensive renovations of guest rooms, public and meeting space, as well as their food and beverage platforms. See our Redevelopment and Return on Investment Capital Expenditures for further discussion of these properties.

Rooms

Total room revenue decreased 0.4% and increased 1.2% for the quarter and year-to-date, respectively, while our comparable room revenue increased 1.8% and 2.9%, for the quarter and year-to-date, respectively. The increases reflect the 2.0% and 2.7% increase in comparable RevPAR on a constant US$ basis for the quarter and year-to-date, respectively, partially offset by currency translation effects for our international properties. The decline in total room revenue for the quarter also reflects a net decrease due to dispositions. For the quarter and year-to-date, total room expenses decreased 2.1% and 0.9%, respectively, reflecting our recent dispositions, and comparable rooms expense increased just 0.9% and 1.6%, respectively, as operators were able to improve profitability through improvement in productivity.

Food and beverage

For the second quarter and year-to-date, food and beverage revenue increased 4.5% and 2.9%, respectively, and comparable food and beverage revenue increased 4.5% and 2.8%, respectively, both due to an increase in banquet sales. The strong group business and occupancy levels have led to significant improvements in banquet revenues, driven by our properties in the San Francisco and Boston markets, as well as at The Ritz-Carlton, Naples, which experienced strong revenue growth. Coupled with well-controlled food costs and improvements in productivity, this led to an increase in food and beverage profit for the second quarter of 14.5% and a comparable food and beverage profit increase of 11.2%.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 100 basis points and 90 basis points for the second quarter and year-to-date, respectively. These operating profit margins are affected significantly by several items, including operations from recently acquired hotels, dispositions, depreciation, and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 65 basis points, to 30.7%, for the second quarter and 75 basis points, to 28.65%, year-to-date. The improvements in margins were driven by the strength in food & beverage profits, a decrease in utility and insurance costs at our hotels and improvements in productivity due to the implementation of several cost control initiatives that have been implemented at many of our larger resort and convention hotels over the past two years.

Net income, Adjusted EBITDA and Adjusted FFO per Diluted Share

Net income for the quarter increased 64.0% due, primarily, to improvements in operations, an increase in gains on dispositions and a decrease in interest expense due to the refinancing of senior notes in 2015 and $21 million of debt extinguishment costs incurred in the second quarter 2015, while no similar expenses were incurred in 2016. Year-to-date, net income increased $222 million for similar reasons. Adjusted EBITDA increased $14 million for the quarter and $39 million year-to-date, due to improvements in operations and operating profit margins. These improvements led to an increase in earnings of $0.19 per diluted share for the quarter and $0.30 per diluted share year to date and an increase in Adjusted FFO per diluted share of $0.03, or 6.5%, for the quarter and $0.09, or 11.1%, year-to-date.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

As noted above, a reduction in corporate demand has led to a slowdown in higher rated transient business for the second quarter. While many factors combined for the slowdown in business travel, the overarching cause can be attributed to the reduction in business investment, which is a significant driver for our portfolio. Additionally, increased price transparency from online travel agencies and brand websites have led to further rate pressures. We also expect international travel patterns will remain challenged; impacted by the strong U.S. dollar and weaker domestic economic growth in certain regions. We anticipate that these trends will continue for the remainder of the year, limiting potential rate growth. At the same time, other drivers of lodging demand continue to demonstrate steady strength in the US, including US GDP growth, continued job creation and improvements in consumer confidence. As a result, we have continued to experience strong leisure and group demand leading to high occupancy levels for our portfolio. These results, along with an increase in food and beverage and other revenues contributed to improvements in our operating margin performance. However, supply growth also continues to impact our results, and is now exceeding the long-term average of 2% in our major markets.

While we still expect that the trends described above will lead to positive RevPAR growth for 2016, we anticipate that the slowdown in corporate demand will lead to subdued rate growth for the remainder of the year. We continue to anticipate strong occupancy going forward as a result of group and leisure demand and we estimate comparable RevPAR growth for the full year 2016 will be between 2.0% and 3.0% on a constant US$ basis.

The current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy, changes in travel patterns, and international economic and political instability.

Strategic Initiatives

Portfolio

Our portfolio includes multiple types of premium hotels, primarily located within a defined set of target markets that meet our investment criteria. We continue to focus on long-term results by investing in locations that we believe have strong demand generators that appeal to multiple customer segments, achieve premium rates and have relatively high barriers to other premium hotel supply. At the same time, we intend to reallocate capital out of markets where we expect lower growth prospects or where significant capital expenditures requirements are not justified. We also may dispose of assets in target markets when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives.

Dispositions. During the quarter, we sold five non-core properties for a sales price of approximately $345 million. We recorded gains on these sales of approximately $178 million. Additionally, our two remaining properties in New Zealand are under contract, subject to various closing conditions, and are expected to close in the third quarter and we expect to sell our remaining property in Australia over the next twelve months. We can provide no assurance on the timing or completion of any of these sales.

Acquisitions. Acquisition opportunities have been limited thus far in 2016; however, we did acquire the ground leases for the Key Bridge Marriott for $54 million. The land is located along the Potomac River, overlooking Washington, D.C., and we are currently exploring further development and value enhancement opportunities for the asset.

Operator changes. We also continue to pursue opportunities to appropriately match each hotel within its specific market with the best operator and brand to optimize operating performance. In June, we reached an agreement to franchise the Westin Cincinnati and selected HEI Hotels & Resorts as the operator. We now have a total of 15 third party managed hotels in our consolidated and joint venture portfolio.

Balance Sheet

Stock Repurchase Program. In October 2015, Host Inc.’s Board of Directors approved a second program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The number of shares purchased also will depend upon operating results, funds generated by sales activity, dividends that may be required by tax gains on sales and other investment options that may be available, including reinvesting in our portfolio or acquiring new hotels. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the second quarter, we repurchased 5.2 million shares at an average price of $15.39 for a total purchase price of $81 million. Year-to-date June 30, 2016, we repurchased 10.3 million shares at an average price of $15.73 for a total purchase price of approximately $162 million and have $162 million of repurchase capacity remaining under the program.

We remain committed to our long-term strategic goal of generating superior returns to our stockholders by driving operating performance, refining our strategy to adapt to changes in the lodging industry, and making well-considered investments that will create real growth in stockholder value. Since the beginning of 2016, we have distributed $610 million to stockholders through dividends and stock repurchases, including the 2015 fourth quarter dividend that was paid in January 2016.

Debt transactions. During the quarter, we had net repayments under the revolver portion of our credit facility of $142 million and, as of June 30, 2016, had $739 million of remaining available capacity thereunder. Subsequent to quarter end, we drew an additional $50 million under the revolver portion of our credit facility.  Additionally, during the quarter, we repaid the $100 million mortgage loan secured by the Hyatt Regency Reston.

Capital Investments

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design, and replace aging equipment and systems with more efficient technology. Year-to-date, we have completed renovations of over 3,600 guestrooms, 230,000 square feet of meeting space and approximately 83,000 square feet of public space.

•

Redevelopment and Return on Investment and Acquisition Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We spent approximately $141 million for these projects during the first half of 2016, compared to $101 million during the first half of 2015. Projects completed during the second quarter included the redevelopment at the Marriott Marquis San Diego Marina, which now has 280,000 square feet of meeting space, including the construction of a 152,000 square foot exhibit hall encompassing ballrooms, grand foyers and outdoor event space overlooking the marina. At the Hyatt Regency San Francisco Airport, we substantially completed the renovation of all of the guestrooms and over 60,000 square feet of meeting and public space, including the addition of 9,000 square feet of new meeting space. Additionally, we completed phase one of the extensive renovations at the Denver Marriott Tech Center and began our two-year renovation at The Phoenician.

We expect that ROI projects, including acquisition capital expenditures, for full year 2016 will be approximately $185 million to $200 million, representing a decline of approximately $83 million from 2015.

•

Renewal and Replacement Capital Expenditures. We spent $67 million and $161 million on renewal and replacement capital expenditures during the second quarter and year-to-date 2016, respectively, compared to $94 million and $219 million during the second quarter and year-to-date 2015, respectively, representing a 26% decrease, resulting in less disruption at our properties in 2016 compared to 2015. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Significant renewal and replacement projects completed during the second quarter included rooms renovations at the Chicago Marriott Suites O’Hare, W Seattle and phase one at Toronto Marriott Downtown Eaton Centre Hotel. We also completed the renovation of 10,000 square feet of public space at the Coronado Island Marriott Resort & Spa and certain restaurants at the Manchester Grand Hyatt San Diego and The Westin Cincinnati. We expect that our investment in renewal and replacement expenditures in 2016 will total approximately $295 million to $310 million, representing a decrease of approximately $85 million from 2015.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2016	2015	Change	2016	2015	Change
Total revenues	$1,459	$1,439	1.4%	$2,798	$2,741	2.1%
Operating costs and expenses:
Property-level costs (1)	1,193	1,194	(0.1)	2,357	2,339	0.8
Corporate and other expenses	27	23	17.4	54	47	14.9
Gain on insurance settlements	—	—	N/M	3	—	N/M
Operating profit	239	222	7.7	390	355	9.9
Interest expense	39	72	(45.8)	78	121	(35.5)
Gain on sale of assets	172	53	224.5	231	57	305.3
Provision for income taxes	32	13	146.2	23	4	475.0

Host Inc.:
Net income attributable to non- controlling interests	4	2	100	6	3	100.0
Net income attributable to Host Inc.	347	212	63.7	529	310	70.6

Host L.P.:
Net loss attributable to non-controlling interests	(1)	(1)	—	(1)	(1)	—
Net income attributable to Host L.P.	352	215	63.7	536	314	70.7
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For second quarter and year-to-date 2016, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) had a significant impact on year-over-year comparisons. The only acquisition reflected in our non-comparable results is the June 2015 acquisition of the 643-room Phoenician for $400 million. Dispositions include the sale of eight hotels in the first half of 2016 and eight hotels in 2015.

The table below presents the net change in earnings due to these acquisitions and dispositions for the quarter and year-to-date. The table reflects the contribution to earnings from The Phoenician net of earnings from our 2015 and 2016 dispositions that did not repeat in the period presented (in millions, increase (decrease)):

	Quarter ended June 30, 2016	Year-to-date ended June 30, 2016
Total revenues	$(18)	$(5)
Net income (excluding gain on sale)	—	14
Adjusted EBITDA	(4)	9

In addition to the eight hotels sold in 2016, we have two additional properties that are held for sale. The table below presents earnings we have recognized for these 10 properties for the second quarter and year-to-date and hence will affect future comparisons between 2016 and 2017 results (in millions):

	Quarter ended June 30, 2016	Year-to-date ended June 30, 2016
Total revenues	$21	$55
Net income (excluding gain on sale)	3	8
Adjusted EBITDA	4	12
•

Our domestic hotel portfolio represents approximately 97% of our revenues and total assets. However, for international properties, we are exposed to currency exchange risks in the normal course of business. For the first half of 2016, currency fluctuations did not have a significant impact on our operations as we reduced our international exposure and currency fluctuations were not as significant as in 2015. Overall, total revenues were affected negatively by approximately $4 million for the second quarter and $10 million year-to-date and Adjusted EBITDA by $1 million for the second quarter and $3 million year-to date, with an immaterial effect on net income, due to currency fluctuations.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Rooms	$933	$937	(0.4)%	$1,776	$1,755	1.2%
Food and beverage	439	420	4.5	847	823	2.9
Other	87	82	6.1	175	163	7.4
Total revenues	$1,459	$1,439	1.4	$2,798	$2,741	2.1

Rooms. Total rooms revenues decreased 0.4% for the quarter, and increased 1.2% year-to-date. For our comparable hotels, rooms revenues increased 1.8% and 2.9% for the quarter and year-to-date, respectively, reflecting the improvements in RevPAR described above. The decline in the total rooms revenues for the quarter reflects the net effect of our acquisitions and dispositions, which reduced rooms revenues by $19 million for the quarter and $18 million year-to-date.

Food and beverage.  Total food and beverage (“F&B”) revenues increased 4.5% for the quarter and 2.9% year-to-date.  Similarly, on a comparable hotel basis, F&B revenues increased 4.5% and 2.8% for the quarter and year-to-date, respectively. During the quarter, strong group business led to improvements in banquet revenues. Recent Acquisitions and Dispositions had minimal effect, as the F&B revenues gained during the first half of 2016 from The Phoenician offset the loss of F&B revenues for our disposed hotels.

Other revenues. Total other revenues increased 6.1% for the quarter and 7.4% year to date. At our comparable hotels, other revenues increased 4.6% for the quarter and 4.1% year-to-date. During the second quarter, cancelation and attrition fees were higher than in recent years. In addition, the effects of our Recent Acquisitions and Dispositions increased other revenues by $2 million and $7 million for the quarter and year-to-date, respectively, as golf and spa revenues for The Phoenician outweighed the loss of other revenues for our disposed hotels.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2016	2015	Change	2016	2015	Change
Expenses:
Rooms	$228	$233	(2.1)%	$449	$453	(0.9)%
Food and beverage	289	289	—	573	572	0.2
Other departmental and support expenses	332	330	0.6	660	651	1.4
Management fees	66	68	(2.9)	123	120	2.5
Other property-level expenses	100	96	4.2	193	192	0.5
Depreciation and amortization	178	178	—	359	351	2.3
Total property-level operating expenses	$1,193	$1,194	(0.1)	$2,357	$2,339	0.8

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

Rooms. Rooms expenses decreased 2.1% and 0.9% for the second quarter and year-to-date, 2016, respectively as increases in wages and commissions were mitigated by savings in supply expenses. At our comparable hotels, rooms expenses increased 0.9% and 1.6% for the quarter and year-to-date, respectively. The decline in rooms expenses for quarter and year-to-date reflects a net decrease of $6 million and $7 million, respectively, due to the effect of our Recent Acquisitions and Dispositions.

Food and beverage. F&B expenses were flat in the second quarter and increased $1 million for year-to-date 2016, primarily due to increases in operating supply costs offset by hourly productivity improvements. For our comparable hotels, F&B expenses increased 1.4% for the quarter and 0.9% year-to-date. F&B expense reflects a decrease of $2 million for the quarter and an increase of $1 million for year-to-date due to the net results of our Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $2 million for the second quarter and $9 million year-to-date, primarily due to an increase in hourly wages and training expenses for the quarter, offset by an improvement in productivity and a decrease in utilities expense of 5.9% for the quarter and 8.7% for the year-to-date at our comparable hotels.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, were flat in the second quarter and increased $1 million year-to-date. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, were flat in the second quarter and increased $4 million for the year-to-date 2016, respectively, as 50 of our properties earned incentive management fees for the second quarter of 2016.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
General and administrative costs	$24	$18	$48	$43
Non-cash stock-based compensation expense	3	3	6	8
Litigation (recoveries)/accruals and acquisition costs, net	—	2	—	(4)
Total	$27	$23	$54	$47

Interest expense. Interest expense decreased $33 million and $43 million for the second quarter and year-to-date 2016, respectively, compared to the corresponding 2015 period, primarily due to the repayments or refinancings of debt in 2015, which lowered our weighted average interest rate, and a $21 million decrease in debt extinguishment costs. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Cash interest expense(1)	$38	$44	$75	$87
Non-cash interest expense	1	7	3	13
Non-cash debt extinguishment costs	—	6	—	6
Cash debt extinguishment costs(1)	—	15	—	15
Total interest expense	$39	$72	$78	$121
___________
(1)	Including the change in accrued interest, total cash interest paid was $68 million and $100 million for year-to-date 2016 and 2015, respectively.

Gain on sale of assets.  During the second quarter and year-to-date 2016, we recognized gain on sale of assets of $172 million and $231 million, respectively, due to the sale of five hotels during the second quarter and three hotels during the first quarter. We recognized a gain on sale of assets of $53 million and $57 million during the second quarter and year-to-date 2015, respectively, due to the sale of three hotels during the second quarter and one during the first quarter.

Equity in earnings of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV and the Fort Lauderdale Marriott Harbor Beach Resort & Spa. Upon adoption of ASU No. 2015-02, Amendments to the Consolidation Analysis on January 1, 2016, the results of the Fort Lauderdale Marriott Harbor Beach Resort & Spa no longer are consolidated and now are included in equity in earnings (losses) of affiliates. See “Note 2. Summary of Significant Accounting Policies.” The decrease in equity in earnings of affiliates during the second quarter of 2016 primarily relates to the €36 million ($40 million) gain recorded by the Euro JV on the sale of the Crowne Plaza Amsterdam City Centre in 2015.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax provision recorded in the second quarter and year-to-date 2016 primarily relates to domestic and foreign corporate income taxes on hotel operations and $9 million for Chilean capital gain tax on the sale of our two properties in Chile.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of June 30, 2016, 90 of our 98 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel RevPAR by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of June 30, 2016 and 2015, respectively:

Comparable Hotels by Market in Constant US$

	As of June 30, 2016		Quarter ended June 30, 2016			Quarter ended June 30, 2015
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$257.23	86.7%	$223.10	$251.78	84.4%	$212.53	5.0%
New York	8	6,960	286.61	89.8	257.49	301.13	89.9	270.85	(4.9)
Washington, D.C.	12	6,023	235.21	86.9	204.51	228.63	84.8	193.86	5.5
Atlanta	5	1,939	191.43	81.4	155.73	185.44	78.8	146.07	6.6
Florida	8	4,559	221.10	75.9	167.90	220.24	78.0	171.71	(2.2)
Chicago	6	2,392	224.61	84.8	190.52	226.15	82.4	186.30	2.3
Denver	2	735	185.98	78.2	145.42	179.81	75.4	135.57	7.3
Houston	3	1,143	210.35	74.7	157.17	211.55	73.7	155.86	0.8
Phoenix	3	1,241	199.51	72.9	145.36	196.11	72.2	141.64	2.6
Seattle	2	1,315	224.86	84.4	189.84	225.39	84.4	190.33	(0.3)
San Francisco	4	2,912	256.22	87.0	222.92	248.95	87.1	216.87	2.8
Los Angeles	7	2,843	199.62	84.2	168.10	189.88	81.2	154.11	9.1
San Diego	3	2,981	212.54	85.3	181.33	205.24	88.2	181.12	0.1
Hawaii	3	1,682	306.58	91.3	279.80	305.49	89.6	273.85	2.2
Other	11	7,270	182.11	75.1	136.74	176.47	71.2	125.73	8.8
Domestic	81	47,180	232.14	83.1	193.02	230.87	82.0	189.24	2.0

Asia-Pacific	3	685	$158.52	80.3%	$127.34	$160.02	78.5%	$125.58	1.4%
Canada	2	849	171.79	64.1	110.12	180.57	61.1	110.31	(0.2)
Latin America	4	963	185.97	64.7	120.30	177.30	64.6	114.56	5.0
International	9	2,497	172.55	68.9	118.84	172.66	67.3	116.22	2.3
All Markets - Constant US$	90	49,677	229.62	82.4	189.26	228.42	81.2	185.54	2.0

Comparable Hotels in Nominal US$
	As of June 30, 2016		Quarter ended June 30, 2016			Quarter ended June 30, 2015
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	3	685	$158.52	80.3%	$127.34	$167.85	78.5%	$131.72	(3.3)%
Canada	2	849	171.79	64.1	110.12	189.33	61.1	115.66	(4.8)
Latin America	4	963	185.97	64.7	120.30	205.61	64.6	132.86	(9.4)
International	9	2,497	172.55	68.9	118.84	188.30	67.3	126.75	(6.2)
Domestic	81	47,180	232.14	83.1	193.02	230.87	82.0	189.24	2.0
All Markets	90	49,677	229.62	82.4	189.26	229.08	81.2	186.07	1.7

Comparable Hotels by Market in Constant US$
	As of June 30, 2016		Year-to-date ended June 30, 2016			Year-to-date ended June 30, 2015
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$225.61	77.9%	$175.80	$225.03	76.4%	$171.96	2.2%
New York	8	6,960	262.20	84.7	222.17	276.26	82.7	228.53	(2.8)
Washington, D.C.	12	6,023	222.39	78.8	175.16	218.44	75.6	165.07	6.1
Atlanta	5	1,939	193.70	78.9	152.83	187.37	76.7	143.80	6.3
Florida	8	4,559	251.99	79.3	199.95	249.97	80.5	201.19	(0.6)
Chicago	6	2,392	192.82	72.8	140.32	196.85	70.3	138.38	1.4
Denver	2	735	176.50	71.2	125.69	173.76	70.4	122.36	2.7
Houston	3	1,143	209.19	74.3	155.41	215.26	71.2	153.33	1.4
Phoenix	3	1,241	244.60	77.6	189.79	243.17	77.2	187.77	1.1
Seattle	2	1,315	207.14	77.3	160.04	202.33	78.9	159.63	0.3
San Francisco	4	2,912	270.86	83.6	226.32	251.59	83.7	210.55	7.5
Los Angeles	7	2,843	201.18	83.3	167.69	188.37	80.7	151.93	10.4
San Diego	3	2,981	208.91	83.3	174.11	205.84	84.9	174.73	(0.4)
Hawaii	3	1,682	331.22	90.9	301.22	328.58	89.9	295.40	2.0
Other	11	7,270	182.12	73.4	133.62	178.37	70.1	125.02	6.9
Domestic	81	47,180	228.02	79.5	181.30	226.73	78.0	176.74	2.6

Asia-Pacific	3	685	$165.18	84.7%	$139.93	$165.34	82.9%	$137.03	2.1%
Canada	2	849	163.04	57.4	93.60	168.76	55.2	93.17	0.5
Latin America	4	963	188.38	65.7	123.82	184.02	59.5	109.46	13.1
International	9	2,497	173.12	68.2	118.14	172.92	64.6	111.71	5.8
All Markets - Constant US$	90	49,677	225.61	78.9	178.10	224.45	77.3	173.44	2.7

Comparable Hotels in Nominal US$
	As of June 30, 2016		Year-to-date ended June 30, 2016			Year-to-date ended June 30, 2015
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	3	685	$165.18	84.7%	$139.93	$177.58	82.9%	$147.17	(4.9)%
Canada	2	849	163.04	57.4	93.60	180.55	55.2	99.69	(6.1)
Latin America	4	963	188.38	65.7	123.82	223.12	59.5	132.71	(6.7)
International	9	2,497	173.12	68.2	118.14	194.51	64.6	125.65	(6.0)
Domestic	81	47,180	228.02	79.5	181.30	226.73	78.0	176.74	2.6
All Markets	90	49,677	225.61	78.9	178.10	225.37	77.3	174.15	2.3

On the west coast, RevPAR improvements were led by our properties in Los Angeles with an overall RevPAR increase of 9.1% primarily due to rate growth of 5.1%. The rate growth was driven by strong group demand, as well as an improved contract base at The Westin Los Angeles Airport where new crew business led to a rate increase of 14.4%. At our Hawaiian properties, the RevPAR increase was driven by strong group demand at Fairmont Kea Lani, Maui, as well as strong transient demand in the market due to a combination of the Zika virus threat in the Caribbean and South America, terrorism concerns in Europe and lower airfare prices. In Phoenix and San Francisco, our properties slightly outperformed our portfolio due to increases in average rate of 1.7% and 2.9%, respectively, driven by association and corporate group rate gains. However, San Francisco Marriott Marquis was impacted by the construction at the nearby Moscone Center, which construction is scheduled to continue for the remainder of 2016 and into 2017. Our Seattle market was negatively affected by rooms renovations at the W Seattle and difficult comparisons to 2015, when the city hosted the U.S. Golf Association Open Championship. In San Diego, our hotels were impacted by less concentrated city-wide events which led to a decrease in occupancy of 2.9 percentage points.

On the east coast, our Boston and Washington, D.C. properties outperformed the portfolio due to a combination of rate growth and an increase in occupancy. In Boston, the RevPAR growth was due to increased corporate volume and new airline crew contracts, while Washington, D.C. benefited year over year from the 2015 renovations. Conversely, in New York, supply growth has continued to negatively impact our hotels, as well as the strong U.S. dollar resulting in a decline in European travel, as RevPAR decreased by 4.9% driven primarily by a 4.8 percentage point decline in rate.

In the southern and central U.S., our Atlanta, Chicago and Denver markets outperformed our portfolio. In Atlanta and Denver, RevPAR was driven by a combination of strong rate growth of 3.2% and 3.4%, respectively, and an increase in occupancy of 2.6 and 2.8 percentage points, respectively, due to increased group business. In addition, our Atlanta properties benefited from a number of city-wide events during the second quarter. Our Chicago properties benefited from the completed renovations at Embassy Suites by Hilton Chicago Downtown Magnificent Mile and Chicago Marriott Suites Downers Grove where occupancy increased by 10.4 and 4.1 percentage points, respectively. Meanwhile, RevPAR at our Florida and Houston hotels underperformed our portfolio. RevPAR at our Florida properties declined due to difficult comparisons to prior year when occupancy was at a peak, while our Houston properties continued to be affected by disruption in the oil markets as the shift in segment mix moved away from energy related group business.

On a constant dollar basis, our international markets experienced RevPAR growth of 2.3%, led by our Latin America properties with RevPAR growth of 5.0%, due to an increase in average rate of 4.9%, driven by pre-Olympic test business. Due to the upcoming Olympics in Rio de Janeiro, we expect Latin America to have a strong third quarter. At our Canadian properties, RevPAR was relatively flat due to the guest room renovation at the Toronto Marriott Downtown Eaton Centre Hotel offset by the benefit from the 2015 renovation at the Calgary Marriott Downtown Hotel. However, low oil prices continue to negatively impact both hotels. Due to the continued strength of the U.S. dollar on a relative basis, RevPAR at our international properties declined 6.2% on a nominal basis for the quarter.

Comparable Hotel RevPAR by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 30, 2016 and 2015, respectively:

Comparable Hotels by Type in Nominal US$

	As of June 30, 2016		Quarter ended June 30, 2016			Quarter ended June 30, 2015
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	54	32,956	$236.66	84.5%	$200.00	$237.53	83.3%	$197.88	1.1%
Suburban	19	6,947	193.44	78.5	151.85	187.13	76.0	142.24	6.8
Resort	11	7,102	261.21	73.8	192.65	257.39	75.6	194.48	(0.9)
Airport	6	2,672	161.17	89.9	144.89	156.90	84.1	132.01	9.8
All Types	90	49,677	229.62	82.4	189.26	229.08	81.2	186.07	1.7

	As of June 30, 2016		Year-to-date ended June 30, 2016			Year-to-date ended June 30, 2015
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	54	32,956	$223.94	79.8%	$178.70	$225.55	77.7%	$175.29	1.9%
Suburban	19	6,947	198.60	74.0	146.99	192.01	72.3	138.76	5.9
Resort	11	7,102	286.78	77.2	221.34	281.91	78.6	221.71	(0.2)
Airport	6	2,672	159.16	85.8	136.59	154.82	81.2	125.69	8.7
All Types	90	49,677	225.61	78.9	178.10	225.37	77.3	174.15	2.3

Our airport properties continued to lead the portfolio for the quarter driven by a combination of strong rate growth of 2.7% and an increase in occupancy of 5.8 percentage points. In particular, the Newark Airport had an increase in occupancy of over 20 percentage points due to lower occupancy in 2015 when the hotel was under renovation. Our suburban properties also outperformed the portfolio for the quarter driven by strong rate growth of 3.4%, as high occupancy levels in urban markets has continued to help drive demand toward adjacent suburban markets. The occupancy increase at our urban properties was driven by an increase in group business. However, average rate at our urban properties decreased by 0.4%, resulting in overall RevPAR growth of 1.1%, slightly below our portfolio. Our resort properties also underperformed the market with a decrease in occupancy of 1.8 percentage points, affected by lower leisure travel to Florida and some group cancellations.

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 90 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the second quarter, our revenue growth was driven by an improvement in group revenue of 5.3%, with an increase in both average rate and group room nights sold of 2.2% and 3.0%, respectively. Our hotels were able to drive group revenues through higher-rated association business which led group business with an 8.3% increase in revenue. Conversely, transient revenues declined by

1.2% due to a  combination of the Easter holiday shift, displacement from greater group segment volume and lower business travel demand. The lower corporate demand led properties to replace the business with lower-rated leisure and government business resulting in an overall decline in transient average rate. Overall, contract business was the strongest performing segment with a 22% increase in room nights leading to revenue growth of 12.7% driven by additional airline crew contracts.

Year-to-date, our revenue growth was primarily driven by group revenue growth of 3.0%, coupled with transient revenue growth of 1.8%. The group revenue increase was driven by corporate business, while the transient revenue increase was driven by increased discount business and government travel.

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

We generally intend to use available cash for acquisitions or other investments in our portfolio to the extent that they meet our return requirements. However, if we are unable to find appropriate investment opportunities, we will consider other uses of any available cash, such as a return of capital through dividends or common stock repurchases, the amount of which will be determined by our operations and other market factors. Significant factors we review to determine the amount and timing of common stock repurchases include the current stock price compared to our determination of the underlying value of our assets, current and forecast operating results and the completion of hotel sales.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, 99% of our hotels (as measured by revenues) are unencumbered by mortgage debt. We have access to multiple types of financing, as approximately 98% of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotel properties. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders and stock and unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On July 15, 2016, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $148 million.

Capital Resources. As of June 30, 2016, we had $266 million of cash and cash equivalents. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2016, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes and mortgage debt other than in accordance with its terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. In addition, as noted above, to the extent we do not identify appropriate investments, we may decide in the future to use available cash for other uses, including share repurchases. Accordingly, in light of our priorities relative to managing our capital structure and our liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $63 million to $612 million for the year-to-date ended June 30, 2016 compared to the same period in 2015, reflecting improved operations at our hotels and a decrease in cash interest and debt extinguishment costs of $32 million in 2016 compared 2015.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $57 million for the first half of 2016 and net cash used for investing activities was $564 million for the first half of 2015. Cash used in investing activities primarily consisted of capital expenditures on our existing portfolio and the acquisition of the Key Bridge Marriott ground lease in 2016 and the Phoenician in 2015, and totaled $393 million and $738 million during the first half of 2016 and 2015, respectively. Cash used for renewal and replacement capital expenditures for the first half of 2016 and 2015 was $161 million and $219 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $141 million and $101 million, respectively. Cash provided by investing activities totaled $450 million and $174 million for the first half of 2016 and 2015, respectively, and consisted of proceeds from the sale of eight hotels in 2016 and four hotels in 2015, as well as the return of investment from a joint venture in the first half of 2016.

The following tables summarize significant acquisitions and dispositions that have been completed as of July 28, 2016 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
June - July	2016	Acquisition of the Key Bridge Marriott ground lease		$(54)
		Total acquisitions		$(54)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
June	2016	Disposition of Atlanta Marriott Perimeter Center	$68	$71
June	2016	Disposition of Seattle Airport Marriott	90	97
June	2016	Disposition of Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Chile	89	95
May	2016	Disposition of Manhattan Beach Marriott	78	82
February - March	2016	Disposition of Novotel Wellington and ibis Wellington	44	45
February	2016	Disposition of San Diego Marriott Mission Valley	72	76
		Total dispositions	$441	$466
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Used in Financing Activities. Year-to-date 2016, net cash used in financing activities was $627 million compared to $406 million for the year-to-date 2015. Cash used in financing activities primarily consisted of repayments on the revolver portion of our credit facility, the repayment of mortgage debt secured by the Hyatt Regency Reston and the sold New Zealand hotels, the payment of dividends and the repurchase of Host Inc. common stock.

The following tables summarize significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through July 28, 2016 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
January - July	2016	Net draw on the revolver portion of credit facility	$8
		Total issuances	$8
			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
April	2016	Repayment of mortgage loan on the Hyatt Regency Reston hotel	$(100)
February - March	2016	Repayment of NZ$30 million mortgage loan on Novotel and ibis Wellington	(20)
		Total cash repayments	$(120)
___________
The following table summarizes significant equity transactions that have been completed through July 28, 2016 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - July	2016	Dividend payments (1)(2)	$(448)
January - June	2016	Repurchase of 10.3 million shares of Host Inc. common stock	(162)
		Cash payments on equity transactions	$(610)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $453 million to its common unit holders.
(2)	Includes the cash payment for the fourth quarter 2015 dividend that was paid in January 2016.

Debt

As of June 30, 2016, our total debt was $3.7 billion, with an average interest rate of 3.7% and an average maturity of 5.6 years. Additionally, 65% of our debt has a fixed rate of interest and 95 of our hotels, representing 99% of our revenues, are unencumbered by mortgage debt.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage, and required fixed charge coverage. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants is not an event of default thereunder.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of June 30, 2016:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.6	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.1	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.6	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E and Series F senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E and Series F senior notes and our actual credit ratios as of June 30, 2016:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	507%		Minimum ratio of 150%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.7	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E and Series F senior notes) as of June 30, 2016 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	514%		Minimum ratio of 125%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.7	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E and Series F senior notes and our other senior notes with respect to covenant ratios, our actual ratios as reported may be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2015.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 30, 2016, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should take into account the non-controlling interest in the Host L.P. common OP units when analyzing common dividend payments by Host Inc. to its stockholders, as these common OP unitholders share, on a pro rata basis, in cash distributed by Host L.P. to all of its common OP unitholders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on July 15, 2016 to stockholders of record on June 30, 2016. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) and a 33.4% interest in the second fund (“Euro JV Fund II”). At June 30, 2016, hotel investments by the Euro JV total approximately €1.4 billion, with €0.7 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. On June 27, 2016, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the commitment period for Euro JV Fund II by one year to June 27, 2017. Our investment, total partners’ funding, and debt outstanding as of June 30, 2016 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment		Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)			(in millions)	(in millions)
Euro JV Fund I	€122	€463	67	%(1)	€320	€103
Euro JV Fund II	94	301	67%		398	133
	€216	€764			€718	€236
___________
(1)	The remaining commitment for Fund I is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

The following table sets forth operating statistics for the 10 comparable Euro JV hotels as of June 30, 2016 and 2015:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended June 30,				Year-to-date ended June 30,
	2016	2015	Change		2016	2015	Change
Average room rate	€231.33	€221.71	4.3%		€214.22	€206.24	3.9%
Average occupancy	80.3%	84.9%	(460	bps)	72.0%	76.3%	(440	bps)
RevPAR	€185.86	€188.28	(1.3)%		€154.13	€157.45	(2.1)%
___________

(1)	The presentation above includes the operating performance for the 10 comparable hotels consisting of 3,896 rooms. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR decreased approximately 1.3% and 2.1% on a constant euro basis for the second quarter and year-to-date, respectively. The decrease in comparable hotel RevPAR for both the quarter and year-to-date can primarily be attributed to reduced demand due to the recent terrorist attacks in Paris and Brussels, as well as economic uncertainty surrounding the United Kingdom’s referendum to withdraw from the European Union.

In May 2016, the Euro JV amended a loan secured by the Sheraton Stockholm Hotel, reducing the margin from 330 basis points to 225 basis points, eliminating annual principal amortization of 2% and extending the loan maturity to May 2021.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. For a detailed discussion of the new accounting standards, see “Note 2. Summary of Significant Accounting Policies” in this quarterly report.

Comparable Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance.

Because these statistics and operating results relate only to our hotel properties, they exclude results for our non-hotel properties and other real estate investments. We define our comparable hotels as properties:

(i)	that are owned or leased by us and the operations of which are included in our consolidated results for the entirety of the reporting periods being compared; and
(ii)	that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects (as defined further below) during the reporting periods being compared.

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

Of the 98 hotels that we owned on June 30, 2016, 90 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2016 are excluded from comparable hotel results for these periods:

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

•	Marriott Marquis San Diego Marina, removed in the first quarter of 2015 (business interruption due to the demolition of the existing conference center and construction of the new exhibit hall); and
•	Axiom Hotel (acquired as the Powell Hotel in January 2014, then closed during 2015 for extensive renovations and reopened in January 2016).

The operating results of 16 hotels disposed of in 2016 and 2015 are not included in comparable hotel results for the periods presented herein.

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2015, further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures, and the limitations on their use.

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Net income (1)	$351	$214	$535	$313
Interest expense	39	72	78	121
Depreciation and amortization	178	178	359	351
Income taxes	32	13	23	4
EBITDA (1)	600	477	995	789
Gain on dispositions (2)	(172)	(53)	(230)	(56)
Gain on property insurance settlement	—	—	(1)	—
Acquisition costs	—	1	—	1
Equity investment adjustments:
Equity in earnings of affiliates	(9)	(24)	(11)	(26)
Pro rata Adjusted EBITDA of equity investments	20	23	35	40
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non- controlling partners in other consolidated partnerships	(3)	(2)	(6)	(5)
Adjusted EBITDA (1)	$436	$422	$782	$743
___________

(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $1 million for the year-to-date periods ended June 30, 2016 and 2015 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of eight hotels in 2016 and the sale of four hotels in 2015.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Net income (1)	$351	$214	$535	$313
Less: Net income attributable to non-controlling interests	(4)	(2)	(6)	(3)
Net income attributable to Host Inc.	347	212	529	310
Adjustments:
Gain on dispositions (2)	(172)	(53)	(230)	(56)
Tax on dispositions	9	—	9	—
Gain on property insurance settlement	—	—	(1)	—
Depreciation and amortization	177	177	357	349
Equity investment adjustments:
Equity in earnings of affiliates	(9)	(24)	(11)	(26)
Pro rata FFO of equity investments	16	18	26	28
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)	(3)	(3)
FFO adjustments for non-controlling interests of Host L.P.	—	(2)	(1)	(4)
NAREIT FFO (1)	367	327	675	598
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	24	—	24
Acquisition costs	—	1	—	1
Adjusted FFO (1)	$367	$352	$675	$623

For calculation on a per share basis:

Adjustments for dilutive securities (3):
Assuming conversion of Exchangeable Senior Debentures	$—	$7	$—	$14
Diluted NAREIT FFO	$367	$334	$675	$612
Diluted Adjusted FFO	$367	$359	$675	$637

Diluted weighted average shares outstanding - EPS	744.3	785.5	747.1	755.4
Assuming conversion of Exchangeable Senior Debentures	—	—	—	31.1
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	744.3	785.5	747.1	786.5
NAREIT FFO per diluted share	$.49	$.43	$.90	$.78
Adjusted FFO per diluted share	$.49	$.46	$.90	$.81
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Number of hotels	90	90	90	90
Number of rooms	49,677	49,677	49,677	49,677
Change in comparable hotel RevPAR -
Constant US$	2.0%	—	2.7%	—
Nominal US$	1.7%	—	2.3%	—
Operating profit margin (1)	16.4%	15.4%	13.9%	13.0%
Comparable hotel EBITDA margin (1)	30.7%	30.05%	28.65%	27.9%
Comparable hotel revenues
Room	$856	$841	$1,611	$1,565
Food and beverage (2)	395	378	759	739
Other	72	69	143	137
Comparable hotel revenues (3)	1,323	1,288	2,513	2,441
Comparable hotel expenses
Room	209	207	408	402
Food and beverage (4)	260	256	512	507
Other	25	31	51	62
Management fees, ground rent and other costs	423	407	822	789
Comparable hotel expenses (5)	917	901	1,793	1,760
Comparable hotel EBITDA	406	387	720	681
Non-comparable hotel results, net (6)	38	36	83	72
Depreciation and amortization	(178)	(178)	(359)	(351)
Interest expense	(39)	(72)	(78)	(121)
Provision for income taxes	(32)	(13)	(23)	(4)
Gain on sale of property and corporate level income/expense	156	54	192	36
Net income	$351	$214	$535	$313
___________

(1)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel EBITDA margins are calculated using amounts presented in the above table.

(2)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Food and beverage sales per the consolidated statements of operations	$439	$420	$847	$823
Non-comparable hotel food and beverage sales	(44)	(42)	(88)	(84)
Comparable food and beverage sales	$395	$378	$759	$739

(3)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Revenues per the consolidated statements of operations	$1,459	$1,439	$2,798	$2,741
Non-comparable hotel revenues	(136)	(151)	(285)	(300)
Comparable hotel revenues	$1,323	$1,288	$2,513	$2,441
(4)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Food and beverage expenses per the consolidated statements of operations	$289	$289	$573	$572
Non-comparable hotel food and beverage expenses	(29)	(33)	(61)	(65)
Comparable food and beverage expenses	$260	$256	$512	$507
(5)	The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended June 30,		Year-to-date ended June 30,
	2016	2015	2016	2015
Operating costs and expenses per the consolidated statements of operations	$1,220	$1,217	$2,408	$2,386
Non-comparable hotel expenses	(98)	(115)	(202)	(228)
Depreciation and amortization	(178)	(178)	(359)	(351)
Corporate and other expenses	(27)	(23)	(54)	(47)
Comparable hotel expenses	$917	$901	$1,793	$1,760
(6)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, (ii) gains on insurance settlements,  and (iii) the results of our office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 30, 2016 and December 31, 2015, 65% and 64%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the second quarter of 2016. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico and New Zealand and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No forward purchase contracts were entered into during the second quarter of 2016. The following table summarizes our outstanding foreign currency sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended June 30,		Year-to-date ended June 30,
Range	Currency		in Dollars	Date Range	2016	2015	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$3	$(4)	$(1)	$10
November 2014	C$	25	$22	November 2016	$—	$—	$(1)	$1

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended June 30,		Year-to-date ended June 30,
Currency	US$	Foreign Currency		2016	2015	2016	2015
Canadian dollars (1)	$36	C$	46	$—	$(1)	$(2)	$1
Euros	$86		€77	$2	$(3)	$(2)	$7
Australian dollars	$37	A$	50	$1	$—	$1	$—
___________
(1)	We have an additional $47 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 9 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2016 – April 30, 2016	—	$—	—	$242.4
May 1, 2016 – May 31, 2016	3,931,817	15.33	3,931,817	182.1
June 1, 2016 – June 30, 2016	1,318,183	15.58	1,318,183	161.5
Total	5,250,000	$15.39	5,250,000	$161.5

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2016 – April 30, 2016	32,379	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
May 1, 2016 – May 31, 2016	3,962,788	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2016 – June 30, 2016	1,410,559	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	5,405,726			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.
**

Reflects (1) 3,849,084 common OP units repurchased to fund the repurchase by Host Inc. of 3,931,817 shares of common stock as part of its publicly announced share repurchase program and (2) 113,704 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

***

Reflects (1) 1,290,446 common OP units repurchased to fund the repurchase by Host Inc. of 1,318,183 shares of common stock as part of its publicly announced share repurchase program and (2) 120,113 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

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

3.1

Composite Charter of  Host Hotels & Resorts, Inc., dated July 18, 2016 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. Registration Statement on Form S-8 (SEC File No. 333-212569) filed on July 18, 2016).

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective May 24, 2016 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. Registration Statement on Form S-8 (SEC File No. 333-212569) filed on July 18, 2016).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

July 29, 2016	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

July 29, 2016	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)