Form 10-Q
period 2016-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2016-11-02
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 there were 739,865,175 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(in millions, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$10,379	$10,583
Assets held for sale	5	55
Due from managers	106	56
Advances to and investments in affiliates	307	324
Furniture, fixtures and equipment replacement fund	182	141
Other	221	261
Restricted cash	2	15
Cash and cash equivalents	340	221
Total assets	$11,542	$11,656

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,379	$2,376
Credit facility, including term loans of $997 million and $996 million, respectively	1,306	1,291
Mortgage debt	67	200
Total debt	3,752	3,867
Accounts payable and accrued expenses	242	243
Other	280	299
Total liabilities	4,274	4,409

Non-controlling interests - Host Hotels & Resorts, L.P.	138	143

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 738.1 million shares and 750.3 million shares issued and outstanding, respectively	7	8
Additional paid-in capital	8,111	8,302
Accumulated other comprehensive loss	(79)	(107)
Deficit	(948)	(1,139)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,091	7,064
Non-controlling interests—other consolidated partnerships	39	40
Total equity	7,130	7,104
Total liabilities, non-controlling interests and equity	$11,542	$11,656

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2016 and 2015

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
REVENUES
Rooms	$879	$870	$2,655	$2,625
Food and beverage	336	337	1,183	1,160
Other	80	76	255	239
Total revenues	1,295	1,283	4,093	4,024
EXPENSES
Rooms	225	228	674	681
Food and beverage	257	258	830	830
Other departmental and support expenses	321	322	981	973
Management fees	54	51	177	171
Other property-level expenses	96	97	289	289
Depreciation and amortization	182	177	541	528
Corporate and other expenses	28	21	82	68
Gain on insurance and business interruption settlements	(12)	(4)	(15)	(4)
Total operating costs and expenses	1,151	1,150	3,559	3,536
OPERATING PROFIT	144	133	534	488
Interest income	—	—	2	2
Interest expense	(38)	(46)	(116)	(167)
Gain on sale of assets	14	5	245	62
Gain (loss) on foreign currency transactions and derivatives	(1)	(1)	1	(3)
Equity in earnings of affiliates	8	5	19	31
INCOME BEFORE INCOME TAXES	127	96	685	413
Provision for income taxes	(19)	(9)	(42)	(13)
NET INCOME	108	87	643	400
Less: Net income attributable to non-controlling interests	(1)	(2)	(7)	(5)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$107	$85	$636	$395
Basic earnings per common share	$.14	$.11	$.85	$.53
Diluted earnings per common share	$.14	$.11	$.85	$.53

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2016 and 2015

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
NET INCOME	$108	$87	$643	$400
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(1)	(27)	13	(71)
Change in fair value of derivative instruments	—	(8)	(2)	7
Amounts reclassified from other comprehensive income (loss)	(7)	—	17	(5)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(8)	(35)	28	(69)
COMPREHENSIVE INCOME	100	52	671	331
Less: Comprehensive income attributable to non-controlling interests	(1)	(2)	(7)	(5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$99	$50	$664	$326

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2016 and 2015

(unaudited, in millions)

	Year-to-date ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$643	$400
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	541	528
Amortization of finance costs, discounts and premiums, net	4	19
Non-cash loss on extinguishment of debt	—	6
Stock compensation expense	8	9
Deferred income taxes	29	4
Gain on sale of assets	(245)	(62)
(Gain) loss on foreign currency transactions and derivatives	(1)	3
Gain on property insurance settlement	(1)	(4)
Equity in earnings of affiliates	(19)	(31)
Change in due from managers	(63)	(57)
Distributions from equity investments	20	14
Changes in other assets	1	22
Changes in other liabilities	—	(49)
Cash provided by operating activities	917	802

INVESTING ACTIVITIES
Proceeds from sales of assets, net	467	183
Return of investment	23	21
Advances to and investments in affiliates	(4)	(4)
Acquisitions	(54)	(402)
Capital expenditures:
Renewals and replacements	(218)	(293)
Redevelopment and acquisition-related investments	(187)	(175)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(53)	(23)
Change in restricted cash for investing activities	13	(15)
Property insurance proceeds	—	11
Cash used in investing activities	(13)	(697)

FINANCING ACTIVITIES
Financing costs	—	(7)
Issuances of debt	—	499
Draws on credit facility	598	485
Term loan issuance	—	300
Repayment of credit facility	(590)	(460)
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(137)	—
Common stock repurchase	(206)	(330)
Dividends on common stock	(448)	(498)
Other financing activities	(6)	(6)
Cash used in financing activities	(789)	(517)
Effects of exchange rate changes on cash held	4	(14)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119	(426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666
CASH AND CASH EQUIVALENTS, END OF PERIOD	$340	$240

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2016 and 2015

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended September 30,
	2016	2015
Interest paid - periodic interest expense	$105	$128
Interest paid - debt extinguishments	—	15
Total interest paid	$105	$143
Income taxes paid	$14	$6

Supplemental disclosure of noncash financing activities:

During the third quarter in 2015, holders of $8.7 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to exchange their debentures into 0.7 million shares of Host Inc. common stock.

Additionally, $22 million of the shares repurchased during the third quarter in 2015 were not settled until subsequent to September 30, 2015. Therefore, the corresponding cash payment did not occur until the fourth quarter.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(in millions)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Property and equipment, net	$10,379	$10,583
Assets held for sale	5	55
Due from managers	106	56
Advances to and investments in affiliates	307	324
Furniture, fixtures and equipment replacement fund	182	141
Other	221	261
Restricted cash	2	15
Cash and cash equivalents	340	221
Total assets	$11,542	$11,656

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,379	$2,376
Credit facility, including term loans of $997 million and $996 million, respectively	1,306	1,291
Mortgage debt	67	200
Total debt	3,752	3,867
Accounts payable and accrued expenses	242	243
Other	280	299
Total liabilities	4,274	4,409

Limited partnership interests of third parties	138	143

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,169	7,170
Accumulated other comprehensive loss	(79)	(107)
Total Host Hotels & Resorts, L.P. capital	7,091	7,064
Non-controlling interests—consolidated partnerships	39	40
Total capital	7,130	7,104
Total liabilities, limited partnership interest of third parties and capital	$11,542	$11,656

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2016 and 2015

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
REVENUES
Rooms	$879	$870	$2,655	$2,625
Food and beverage	336	337	1,183	1,160
Other	80	76	255	239
Total revenues	1,295	1,283	4,093	4,024
EXPENSES
Rooms	225	228	674	681
Food and beverage	257	258	830	830
Other departmental and support expenses	321	322	981	973
Management fees	54	51	177	171
Other property-level expenses	96	97	289	289
Depreciation and amortization	182	177	541	528
Corporate and other expenses	28	21	82	68
Gain on insurance and business interruption settlements	(12)	(4)	(15)	(4)
Total operating costs and expenses	1,151	1,150	3,559	3,536
OPERATING PROFIT	144	133	534	488
Interest income	—	—	2	2
Interest expense	(38)	(46)	(116)	(167)
Gain on sale of assets	14	5	245	62
Gain (loss) on foreign currency transactions and derivatives	(1)	(1)	1	(3)
Equity in earnings of affiliates	8	5	19	31
INCOME BEFORE INCOME TAXES	127	96	685	413
Provision for income taxes	(19)	(9)	(42)	(13)
NET INCOME	108	87	643	400
Less: Net (income) loss attributable to non-controlling interests	—	(1)	1	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$108	$86	$644	$400
Basic earnings per common unit	$.15	$.12	$.87	$.54
Diluted earnings per common unit	$.15	$.12	$.87	$.54

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2016 and 2015

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
NET INCOME	$108	$87	$643	$400
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(1)	(27)	13	(71)
Change in fair value of derivative instruments	—	(8)	(2)	7
Amounts reclassified from other comprehensive income (loss)	(7)	—	17	(5)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(8)	(35)	28	(69)
COMPREHENSIVE INCOME	100	52	671	331
Less: Comprehensive (income) loss attributable to non- controlling interests	—	(1)	1	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$100	$51	$672	$331

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2016 and 2015

(unaudited, in millions)

	Year-to-date ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$643	$400
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	541	528
Amortization of finance costs, discounts and premiums, net	4	19
Non-cash loss on extinguishment of debt	—	6
Stock compensation expense	8	9
Deferred income taxes	29	4
Gain on sale of assets	(245)	(62)
(Gain) loss on foreign currency transactions and derivatives	(1)	3
Gain on property insurance settlement	(1)	(4)
Equity in earnings of affiliates	(19)	(31)
Change in due from managers	(63)	(57)
Distributions from equity investments	20	14
Changes in other assets	1	22
Changes in other liabilities	—	(49)
Cash provided by operating activities	917	802

INVESTING ACTIVITIES
Proceeds from sales of assets, net	467	183
Return of investment	23	21
Advances to and investments in affiliates	(4)	(4)
Acquisitions	(54)	(402)
Capital expenditures:
Renewals and replacements	(218)	(293)
Redevelopment and acquisition-related investments	(187)	(175)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(53)	(23)
Change in restricted cash for investing activities	13	(15)
Property insurance proceeds	—	11
Cash used in investing activities	(13)	(697)

FINANCING ACTIVITIES
Financing costs	—	(7)
Issuances of debt	—	499
Draws on credit facility	598	485
Term loan issuance	—	300
Repayment of credit facility	(590)	(460)
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(137)	—
Repurchase of common OP units	(206)	(330)
Distributions on common OP units	(453)	(505)
Other financing activities	(1)	1
Cash used in financing activities	(789)	(517)
Effects of exchange rate changes on cash held	4	(14)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119	(426)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666
CASH AND CASH EQUIVALENTS, END OF PERIOD	$340	$240

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2016 and 2015

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended September 30,
	2016	2015
Interest paid - periodic interest expense	$105	$128
Interest paid - debt extinguishments	—	15
Total interest paid	$105	$143
Income taxes paid	$14	$6

Supplemental disclosure of noncash financing activities:

During the third quarter in 2015, holders of $8.7 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to exchange their debentures into 0.7 million shares of Host Inc. common stock.

Additionally, $22 million of the shares repurchased during the third quarter in 2015 were not settled until subsequent to September 30, 2015. Therefore, the corresponding cash payment did not occur until the fourth quarter.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2016, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of September 30, 2016, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	89
Australia	1
Brazil	3
Canada	2
Mexico	1
Total	96

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels).

As of September 30, 2016, the Euro JV owned hotels located in the following countries:

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2016, and the results of our operations for the quarter and year-to-date periods ended September 30, 2016 and 2015, respectively, and cash flows for the year-to-date periods ended September 30, 2016 and 2015, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

New Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses classification issues related to the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We do not anticipate implementation will have a material effect on our financial statements or on the stock compensation plans currently outstanding; however, its effect on future stock compensation plans will be dependent upon the design of those plans.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including those that previously were accounted for as operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. The primary impact of the new standard will be to the treatment of our 26 ground leases, which represent 85% of all of our operating lease payments. While we have not completed our analysis, we believe that the application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million, although changes in discount rates, ground lease terms or other variables may have a significant effect on this calculation. As noted above, we expect the adoption of this standard to have minimal impact on our income statement.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Specifically, as a result of the elimination of the presumption that a general partner should consolidate a limited partnership, and that these partnerships should be evaluated under the VIE or Voting Interest model, we re-evaluated the VIE determination of our non-wholly-owned partnerships. We adopted this standard on January 1, 2016, and applied the changes retrospectively. As a result, we no longer consolidate the partnership that owns the Fort Lauderdale Marriott Harbor Beach Resort & Spa, of which we are the managing partner and hold 49.9% of the partnership interests, due to the voting rights of the third-party owner. Accordingly, the operations, assets and liabilities of the hotel no longer are included in our consolidated financial statements. Instead, we have included our interest in the hotel based on the carrying amount on January 1, 2015 in advances to and investments in affiliates and our portion of the hotel’s earnings are recorded to equity in earnings of affiliates, with no cumulative-effect adjustment. As a result of the adoption of this ASU, total assets and total liabilities at December 31, 2015 were reduced by $128 million and $150 million, respectively. In addition, total revenues for the quarter and year-to-date ended September 30, 2015 were reduced by $4 million and $29 million, respectively, while net income for the quarter and year-to-date ended September 30, 2015 were increased by $2 million and reduced by $5 million, respectively. The deconsolidation of this entity had no effect on the total equity of Host Inc. stockholders, total Host L.P capital or net income attributable to Host Inc. or Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, three partnerships now are considered VIE’s, as the general partner maintains control over the decisions that most significantly impact the partnerships; however, this consideration did not change the consolidation determination.  This conclusion includes the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P and may be settled only with assets of Host L.P. We also determined that our consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, is a VIE. The total assets of this VIE at September 30, 2016 are $61 million and consist of cash and property and equipment. Liabilities for the VIE total $3 million and consist of accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at September 30, 2016 is $(7) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. In March, April and May 2016, the FASB issued ASUs No. 2016-08, 2016-10 and 2016-12, respectively, all related to Revenue from Contracts with Customers (Topic 606), which further clarify the application of the standard. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Host Inc. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings per common share is computed by dividing net income attributable to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. We have 8.7 million OP units which are convertible into 8.9 million common shares which are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Net income	$108	$87	$643	$400
Less: Net income attributable to non-controlling interests	(1)	(2)	(7)	(5)
Net income attributable to Host Inc.	$107	$85	$636	$395

Basic weighted average shares outstanding	740.6	746.4	744.8	752.1
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	0.4	0.4	0.4
Diluted weighted average shares outstanding (1)	741.1	746.8	745.2	752.5

Basic earnings per common share	$.14	$.11	$.85	$.53
Diluted earnings per common share	$.14	$.11	$.85	$.53
___________

(1)There were approximately 31 million potentially dilutive shares for both the quarter and year-to-date ended September 30, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 in exchange for 32 million shares.

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Net income	$108	$87	$643	$400
Less: Net (income) loss attributable to non-controlling interests	—	(1)	1	—
Net income attributable to Host L.P.	$108	$86	$644	$400

Basic weighted average units outstanding	733.8	739.9	738.1	745.5
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.5	0.4	0.4	0.4
Diluted weighted average units outstanding (1)	734.3	740.3	738.5	745.9

Basic earnings per common unit	$.15	$.12	$.87	$.54
Diluted earnings per common unit	$.15	$.12	$.87	$.54
___________

(1) There were approximately 31 million potentially dilutive units for both the quarter and year-to-date ended September 30, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 and Host L.P. issued 31.3 million units.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2016	December 31, 2015
Land and land improvements	$2,059	$2,044
Buildings and leasehold improvements	13,696	13,472
Furniture and equipment	2,388	2,283
Construction in progress	109	289
	18,252	18,088
Less accumulated depreciation and amortization	(7,873)	(7,505)
	$10,379	$10,583

5.	Debt

Credit facility. During the quarter, we had net draws under the revolver portion of our credit facility of $50 million. As of September 30, 2016, we had $688 million of available capacity under the credit facility.

Subsequent to quarter end, we made additional net draws of $60 million on the revolver portion of our credit facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mortgage Debt. During the quarter we amended the agreement for the mortgage loan secured by the Hilton Melbourne South Wharf, which extended the maturity of the loan to November 2017 and lowered the effective interest rate by 65 basis points.

In connection with the sale of the ibis Christchurch and Novotel Christchurch Cathedral Square, we repaid the NZ$23 million ($17 million) mortgage debt secured by the properties.

6.	Investments in Affiliates

In August 2016, the joint venture that owns the Hyatt Place Nashville Downtown refinanced its $31 million construction loan with a new $60 million mortgage loan due August 2019 with two 12-month extension options. The loan bears interest at 1-month USD LIBOR plus 300 basis points, or 3.5% at September 30, 2016. Upon repayment of the construction loan, the partners were released of their guarantee on such loan. The joint venture also made a distribution to its partners, of which we received $16 million.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2015	$7,064	$40	$7,104	$143
Net income (loss)	636	(1)	635	8
Issuance of common stock	7	—	7	—
Repurchase of common stock	(206)	—	(206)	—
Dividends declared on common stock	(445)	—	(445)	—
Distributions to non-controlling interests	—	—	—	(6)
Other changes in ownership	7		7	(7)
Other comprehensive income	28	—	28	—
Balance, September 30, 2016	$7,091	$39	$7,130	$138

Capital of Host L.P.

As of September 30, 2016, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interest of Third Parties
Balance, December 31, 2015	$7,064	$40	$7,104	$143
Net income (loss)	636	(1)	635	8
Issuance of common OP units	7	—	7	—
Repurchase of common OP units	(206)	—	(206)	—
Distributions declared on common OP units	(445)	—	(445)	(6)
Other changes in ownership	7	—	7	(7)
Other comprehensive income	28	—	28	—
Balance, September 30, 2016	$7,091	$39	$7,130	$138

For Host Inc. and Host L.P., during the third quarter of 2016, we reclassified a net gain of $7 million that had been recognized previously in foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates in other comprehensive income related to the sale of two properties in New Zealand. This net gain is included in gain on sale of assets on our consolidated statement of operations.

Dividends/Distributions

On September 15, 2016, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 17, 2016 to stockholders of record as of September 30, 2016. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

Share Repurchase

In October 2015, Host Inc.’s Board of Directors authorized a second program to repurchase up to $500 million of Host Inc. common stock. During the third quarter, we repurchased 2.8 million shares at an average price of $16.04 for a total purchase price of $44 million. Year-to-date September 30, 2016, we repurchased 13.1 million shares at an average price of $15.79 for a total purchase price of approximately $206 million. As of September 30, 2016, we have $117 million of repurchase capacity remaining under the program. The common stock may be purchased in the open market or through private transactions, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time, dependent upon market conditions. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. The shares repurchased constitute authorized but unissued shares.

8.	Dispositions

During the third quarter, we sold the ibis Christchurch and Novotel Christchurch Cathedral Square in New Zealand for NZ$43 million ($31 million).

The following table provides summary results of operations for the ten hotels sold in 2016 and eight hotels sold in 2015, which are included in continuing operations (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Revenues	$3	$46	$58	$176
Income before taxes and gain on disposal	1	12	10	23
Gain on disposals	12	5	242	61

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, respectively (in millions):

	Fair Value at Measurement Date Using
	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$7	$—	$7	$—
Liabilities
Foreign currency forward sale contracts (1)	(1)	—	(1)	—

	Fair Value at Measurement Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$17	$—	$17	$—
Liabilities
Interest rate swap derivatives (1)	(1)	—	(1)	—
___________
(1)	These derivative contracts have been designated as hedging instruments.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivative as a cash flow hedge. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivative is valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. Changes in the fair value of the derivative are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedge was fully effective as of September 30, 2016.

For the third quarter and year-to-date 2016, we recorded a gain of $1 million on our interest rate swap derivative designated as a cash flow hedge. The following table summarizes our outstanding contract (in millions):

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended September 30,		Year-to-date ended September 30,
Range	Currency		in Dollars	Date Range	2016	2015	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$(1)	$—	$(2)	$10
November 2014	C$	25	$22	November 2016	$—	$2	$(1)	$3

In addition to the foreign currency forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss).

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended September 30,		Year-to-date ended September 30,
Currency	US$	Foreign Currency		2016	2015	2016	2015
Canadian dollars (1)	$35	C$	46	$—	$3	$(2)	$4
Euros	$87		€77	$(1)	$—	$(3)	$7
Australian dollars	$38	A$	50	$(1)	$—	$—	$—
___________
(1)	We have drawn an additional $46 million on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

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

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,379	$2,594	$2,376	$2,452
Credit facility (Level 2)	1,306	1,312	1,291	1,298
Mortgage debt and other, excluding capital leases (Level 2)	66	66	199	199

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated foreign operations during the third quarters of 2016 and 2015 consisted of hotels in six countries. During the third quarter, we sold our two remaining properties in New Zealand. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Revenues		Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2016	2015	2016	2015	2016	2015
United States	$1,247	$1,230	$3,959	$3,857	$10,140	$10,294
Australia	8	8	24	25	88	88
Brazil	15	7	29	22	63	53
Canada	16	15	40	44	73	66
Chile	—	5	9	18	—	44
Mexico	6	7	21	21	15	18
New Zealand	3	11	11	37	—	20
Total	$1,295	$1,283	$4,093	$4,024	$10,379	$10,583

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $39 million and $40 million as of September 30, 2016 and December 31, 2015, respectively. One of the partnerships has a finite life that terminates in 2095, and the associated non-controlling interests are redeemable at our option at the end of, but not prior to, the finite life.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income (loss) attributable to non-controlling interests of third parties was immaterial and $1 million for the quarters ended September 30, 2016 and 2015 and $(1) million and immaterial for the year-to-date periods ended September 30, 2016 and 2015.

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

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2016	December 31, 2015
OP units outstanding (millions)	8.7	9.1
Market price per Host Inc. common share	$15.57	$15.34
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$138	$143
Historical cost (millions)	86	90
Book value (millions) (1)	138	143
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to the non-controlling interests of Host L.P. was $1 million and

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$1 million for the quarters ended September 30, 2016 and 2015, respectively, and $8 million and $5 million, for the year-to-date periods ended September 30, 2016 and 2015, respectively.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of September 30, 2016 for liabilities related to legal proceedings and estimate that, in the aggregate, our losses related to these proceedings will not exceed $10 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
•

the reduction in our operating flexibility and the limitation on our ability to pay dividends and make distributions resulting from restrictive covenants in our debt agreements, which limit the amount of distributions from Host L.P. to Host Inc., and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk of default that could occur;

•

our ability to maintain our properties in a first-class manner, including meeting capital expenditures requirements, and the effect of renovations, including temporary closures, on our hotel occupancy and financial results;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;
•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with our expectations;
•	relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;
•	risks associated with a single manager, Marriott International, managing a significant portion of our properties;
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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2016	2015	Change		2016	2015	Change
Total revenues	$1,295	$1,283	0.9%		$4,093	$4,024	1.7%
Net income	108	87	24.1%		643	400	60.8%
Operating profit	144	133	8.3%		534	488	9.4%
Operating profit margin under GAAP	11.1%	10.4%	70	bps	13.0%	12.1%	90	bps
Adjusted EBITDA (1)	$342	$323	5.9%		$1,123	$1,066	5.3%

Diluted earnings per share	0.14	0.11	27.3%		0.85	0.53	60.4%
NAREIT FFO per diluted share (1)	0.37	0.34	8.8%		1.28	1.12	14.3%
Adjusted FFO per diluted share (1)	0.37	0.34	8.8%		1.28	1.15	11.3%

Comparable Hotel Data:
	2016 Comparable Hotels (2)
	Quarter ended September 30,				Year-to-date ended September 30,
	2016	2015	Change		2016	2015	Change
Comparable hotel revenues (1)	$1,184	$1,147	3.3%		$3,691	$3,581	3.1%
Comparable hotel EBITDA (1)	315	293	7.8%		1,033	972	6.3%
Comparable hotel EBITDA margin (1)	26.6%	25.5%	110	bps	28.0%	27.1%	90	bps
Change in comparable hotel RevPAR - Constant US$	3.8%				3.0%
Change in comparable hotel RevPAR - Nominal US$	3.8%				2.8%
Change in comparable domestic RevPAR	2.8%				2.7%
Change in comparable international RevPAR - Constant US$	29.0%				14.3%
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

(2)	Comparable hotel operating statistics for 2016 and 2015 are based on 88 hotels as of September 30, 2016.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis improved 3.8% for the third quarter, driven by a 120 basis point increase in occupancy and a 2.2% increase in average room rate. Strong results at our comparable international properties, combined with the shift in holidays to the fourth quarter of 2016, led to the improvements in both rate and occupancy; however, continuing a trend from earlier this year, a decrease in corporate transient demand limited those gains. We believe the slowdown in corporate transient demand can be attributed to weakening business investment, as reduced corporate profits, as well as global political and economic uncertainty, have led to a reduction in corporate travel. Year-to-date, comparable RevPAR on a constant US$ basis improved 3.0% due to a 150 basis point increase in occupancy and a 1.1% increase in rate.

On a constant US$ basis, RevPAR at our comparable international properties increased 29.0% for the third quarter and 14.3% year-to-date. Our properties in Rio de Janeiro benefited from the 2016 Olympics and Paralympics, resulting in RevPAR growth of 105.0% and 46.7% at these properties for the third quarter and year-to-date, respectively. RevPAR at our properties in Canada increased 14.8% for the quarter and 6.2% year-to-date as a result of strong city-wide and group business in Toronto and Calgary.

During the third quarter, we also benefited from the results of our non-comparable hotels that underwent significant renovations that were completed in late 2015 and early 2016, including The Logan, the Houston Airport Marriott at George Bush Intercontinental, The Camby Hotel and the Axiom Hotel. Additionally, we experienced an $8 million growth in revenues for the quarter at the Marriott Marquis San Diego Marina upon the completion of the $105 million conference center, which opened in June 2016.  Conversely, we are currently experiencing renovation disruption at the Denver Marriott Tech Center and The Phoenician.

Rooms

Total room revenue increased 1.0% and 1.1% for the quarter and year-to-date, respectively, reflecting the increase in comparable RevPAR, partially offset by lost revenue from our 2016 and 2015 hotel dispositions. For the quarter and year-to-date, total room expenses decreased 1.3% and 1.0%, respectively, as our recent dispositions offset the 1.6% increase for the quarter and year-to-date in comparable room expenses.

Food and beverage

Food and beverage revenues decreased 0.3% for the third quarter and increased 2.0% year-to-date, as the comparable food and beverage revenue increase of 0.3% and 2.1%, respectively, was offset by lost revenue from hotel dispositions. Despite strong banquet sales during the first half of the year, comparable banquet revenue declined in the third quarter due to an unfavorable shift in business from corporate group to association group, resulting in fewer banquet events and lower overall spend.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 70 basis points, to 11.1%, for the third quarter and 90 basis points, to 13.0%, year-to-date. These operating profit margins are affected significantly by several items, including dispositions, depreciation, corporate expenses, and the gain recorded on the BP oil spill discussed herein. Our comparable hotel EBITDA margins, which exclude these items, increased 110 basis points, to 26.6%, for the third quarter and 90 basis points, to 28.0%, year-to-date. The improvements in both GAAP operating profit margins and comparable hotel EBITDA margins were driven by strong group business in the quarter, as well as an increase in amenity fees and attrition and cancelation fees, and a decrease in utility and insurance costs at our hotels. We have also focused on improving productivity at some of our largest hotels over the past two years by initiating time and motion studies. These studies have resulted in hotel managers establishing tighter labor model standards and improved and expanded forecasting tools, which allow managers to more effectively schedule based on demand and minimize excess staffing, thereby reducing costs.

Net income, Adjusted EBITDA and Adjusted FFO per Diluted Share

Net income for the quarter increased 24.1%, due primarily to improvements in operations, an increase in gains on dispositions and a decrease in interest expense due to the refinancing of senior notes in 2015. We also recorded a gain of $12 million for proceeds received for the disruption of operations at the New Orleans Marriott caused by the 2010 Deepwater Horizon oil spill, (the “BP oil spill”). Year-to-date, net income increased $243 million for similar reasons, particularly a $183 million increase in gains on dispositions, along with $21 million of debt extinguishment costs incurred in the second quarter of 2015, which did not repeat in 2016. Adjusted EBITDA increased $19 million for the quarter and $57 million year-to-date, due to improvements in operations and operating profit margins, as well as proceeds due to the BP oil spill described above. These improvements led to an increase in earnings of $0.03, or 27.3%, per diluted share for the quarter and $0.32, or 60.4%, per diluted share year to date and an increase in Adjusted FFO per diluted share of $0.03, or 8.8%, for the quarter and $0.13, or 11.3%, year-to-date.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

As noted above, despite growth in rate and occupancy in the third quarter from a shift in the holiday calendar and the strength of the 2016 Olympics, a reduction in corporate demand has led to a slowdown in higher rated transient business. The reduction of corporate profits, as well as the prevailing environment of uncertainty, particularly related to the political environment, both domestically and abroad, have been a key driver of weakness in business travel in 2016. These factors have led to a reduction in business investment, an indicator which is highly correlated to performance in our industry. As a result, industry demand has grown just 1.5%, which is well short of the average of nearly 3% the prior three years. Additionally, price transparency from online travel agencies and brand websites have led to further rate pressures. We also expect international travel patterns will remain challenged; impacted by the strong U.S. dollar and weaker domestic economic growth in certain regions. We anticipate that these trends will continue for the remainder of the year and into 2017, limiting potential RevPAR growth. At the same time, other drivers of lodging demand continue to demonstrate steady strength in the US, including US GDP growth, continued job creation, wage growth and improvements in consumer confidence. As a result, we estimate that comparable RevPAR growth for the full year 2016 will be between 2.0% and 2.5% on a constant US$ basis.

While demand drivers are somewhat mixed, as described above, supply in the industry for upscale hotels and above for the major markets in which we compete has increased by approximately 2.5%, exceeding the historical average of approximately 2% per year. The industry enjoyed a prolonged period of minimal supply growth after the 2008/2009 recession; tighter lending standards and risk-avoidance led to a drop in new hotel construction. However, as the economy has steadily improved, hotel construction has increased, leading to increased competition, particularly for the upscale and upper-upscale hotel segments in the gateway markets where we compete. As a result, we anticipate that supply in our markets will increase by more than 3% and outpace demand growth in the near term, leading to increased pressures on both rate and occupancy into 2017.

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

Dispositions. During the quarter, we sold our two remaining New Zealand properties for a sales price of approximately NZ$43 million ($31 million). We recorded a gain on these sales of approximately $10 million.

We continue to pursue opportunities to appropriately match each hotel within its specific market with the best operator and brand in order to optimize operating performance, in addition to improving brand flexibility at our properties. During the third quarter, we renegotiated an additional management agreement resulting in a reduction of the overall management fee and added the ability to franchise the property at any time.

Balance Sheet

Stock Repurchase Program. In October 2015, Host Inc.’s Board of Directors approved a second program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased in the open market or through private transactions through December 31, 2016, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, from time to time depending upon market conditions. The number of shares purchased also will depend upon operating results, funds generated by sales activity, dividends that may be required by tax gains on sales and other investment options that may be available, including reinvesting in our portfolio or acquiring new hotels. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the third quarter, we repurchased 2.8 million shares at an average price of $16.04 for a total purchase price of $44 million. Year-to-date September 30, 2016, we repurchased 13.1 million shares at an average price of $15.79 for a total purchase price of approximately $206 million and have $117 million of repurchase capacity remaining under the program.

We remain committed to our long-term strategic goal of generating superior returns to our stockholders by driving operating performance, refining our strategy in order to adapt to changes in the lodging industry, and making well-considered investments that will create real growth in stockholder value. Since the beginning of 2016, we have distributed $802 million to stockholders through dividends and stock repurchases, including the 2015 fourth quarter dividend that was paid in January 2016.

Debt transactions. During the quarter, we had net draws under the revolver portion of our credit facility of $50 million. Subsequent to quarter end, we made additional net draws of $60 million and have $628 million of available capacity remaining thereunder.

Capital Investments

Redevelopment and Return on Investment and Acquisition Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We spent approximately $187 million for these projects during the first three quarters of 2016. Some of our current ROI projects include:

•

The renovation and conversion of a restaurant into an additional 15,000 square feet of meeting space at the Hyatt Regency San Francisco Airport, representing the final aspect of an extensive, multi-faceted redevelopment at the hotel.

•

The renovation of the Denver Marriott Tech Center, including newly designed guestrooms, additional meeting and public space, and a new concept restaurant. The project includes sustainability features such as LED lighting in guestrooms and public spaces, new energy-efficient HVAC units in guestrooms and high efficiency domestic hot water and boiler plant upgrades. The first phase has already been completed and the final phase is expected to be completed by the end of 2016.

•

The significant renovation project at the Phoenician is expected to be completed over a two year period. The initial phase includes a redesign of the guest rooms and canyon suites and update to the façade and is expected to be completed during the fourth quarter of 2016. The second phase is expected to be completed in 2017 and includes a complete redesign and renovation of the main building public areas, pools and recreation areas, a restaurant and newly constructed spa and fitness building.

We expect that ROI projects, including acquisition capital expenditures, for 2016 will be approximately $200 million to $215 million, representing a decline of approximately $67 million from 2015.

Renewal and Replacement Capital Expenditures. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. We spent $57 million and $218 million on renewal and replacement capital expenditures during the third quarter and year-to-date 2016, respectively. We expect that our investment in renewal and replacement expenditures in 2016 will total approximately $300 million to $310 million, representing a decrease of approximately $83 million from 2015.

Results of Operations

The following tables reflect certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2016	2015	Change	2016	2015	Change
Total revenues	$1,295	$1,283	0.9%	$4,093	$4,024	1.7%
Operating costs and expenses:
Property-level costs (1)	1,135	1,133	0.2	3,492	3,472	0.6
Corporate and other expenses	28	21	33.3	82	68	20.6
Gain on insurance and business interruption settlements	12	4	200.0	15	4	275.0
Operating profit	144	133	8.3	534	488	9.4
Interest expense	38	46	(17.4)	116	167	(30.5)
Gain on sale of assets	14	5	180.0	245	62	295.2
Provision for income taxes	19	9	111.1	42	13	223.1

Host Inc.:
Net income attributable to non- controlling interests	1	2	(50.0)	7	5	40.0
Net income attributable to Host Inc.	107	85	25.9	636	395	61.0

Host L.P.:
Net income (loss) attributable to non- controlling interests	—	1	N/M	(1)	—	N/M
Net income attributable to Host L.P.	108	86	25.6	644	400	61.0
___________
(1)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For third quarter and year-to-date 2016, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) had a significant impact on year-over-year comparisons. The only acquisition reflected in our non-comparable results is the June 2015 acquisition of the 643-room Phoenician for $400 million. Dispositions include the sale of ten hotels in 2016 and eight hotels in 2015.

The table below presents the net change in earnings due to these acquisitions and dispositions for the quarter and year-to-date. The table reflects the contribution to earnings from The Phoenician, net of earnings from our 2015 and 2016 dispositions that did not repeat in the period presented (in millions, increase (decrease)):

	Quarter ended September 30, 2016	Year-to-date ended September 30, 2016
Total revenues	$(50)	$(55)
Net income (excluding gain on sale)	(15)	5
Adjusted EBITDA	(16)	(7)

The table below presents earnings we have recognized for the ten properties sold in 2016 for the third quarter and year-to-date and hence will affect future comparisons between 2016 and 2017 results (in millions):

	Quarter ended September 30, 2016	Year-to-date ended September 30, 2016
Total revenues	$3	$58
Net income (excluding gain on sale)	1	10
Adjusted EBITDA	1	13
•

Our domestic hotel portfolio represents approximately 97% of our revenues and total assets. However, for international properties, we are exposed to currency exchange risks in the normal course of business. For the first three quarters of 2016, currency fluctuations did not have a significant impact on our operations as we reduced our international exposure, and currency fluctuations were not as significant as in 2015. The table below presents the overall foreign currency impact (in millions, increases (decreases)):

	Quarter ended September 30, 2016	Year-to-date ended September 30, 2016
Total revenues	$1	$(9)
Net income (excluding gain on sale)	—	(1)
Adjusted EBITDA	—	(3)

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues:
Rooms	$879	$870	1.0%	$2,655	$2,625	1.1%
Food and beverage	336	337	(0.3)	1,183	1,160	2.0
Other	80	76	5.3	255	239	6.7
Total revenues	$1,295	$1,283	0.9	$4,093	$4,024	1.7

Rooms. Total rooms revenues increased 1.0% for the quarter and 1.1% year-to-date, reflecting the improvements in RevPAR described above. For our comparable hotels, rooms revenues increased 3.8% and 3.2% for the quarter and year-to-date, respectively. In addition, the net effects of our Recent Acquisitions and Dispositions reduced rooms revenues by $35 million for the quarter and $53 million year-to-date.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased 0.3% for the quarter and increased 2.0% year-to-date. The results reflect increases in F&B revenues on a comparable hotel basis of 0.3% and 2.1% for the quarter and year-to-date, respectively, offset by the net effect of our Recent Acquisitions and Dispositions, which reduced F&B revenues by $13 million for the quarter and $6 million year-to-date. For the quarter, an increase in restaurant and outlet revenue partially was offset by softness in banquet revenue. The year-to-date increase reflects growth in banquet revenue during the first half of the year.

Other revenues. Total other revenues increased 5.3% for the quarter and 6.7% year to date. At our comparable hotels, other revenues increased 10.5% for the quarter and 6.1% year-to-date. During the third quarter, cancelation and attrition fees increased $3 million and amenity fees increased $2 million. In addition, the net effects of our Recent Acquisitions and Dispositions reduced other revenues by $2 million for the quarter and increased other revenues by $4 million year-to-date, as golf and spa revenues for The Phoenician exceeded the loss of other revenues for our disposed hotels.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2016	2015	Change	2016	2015	Change
Expenses:
Rooms	$225	$228	(1.3)%	$674	$681	(1.0)%
Food and beverage	257	258	(0.4)	830	830	—
Other departmental and support expenses	321	322	(0.3)	981	973	0.8
Management fees	54	51	5.9	177	171	3.5
Other property-level expenses	96	97	(1.0)	289	289	—
Depreciation and amortization	182	177	2.8	541	528	2.5
Total property-level operating expenses	$1,135	$1,133	0.2	$3,492	$3,472	0.6

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

Rooms. Rooms expenses decreased 1.3% and 1.0% for the third quarter and year-to-date 2016, respectively, as increases in wages and benefits were mitigated by savings in controllable expenses. At our comparable hotels, rooms expenses increased 1.6% for both the quarter and year-to-date. The decline in rooms expenses for quarter and year-to-date reflects a net decrease of $9 million and $16 million, respectively, due to the effect of our Recent Acquisitions and Dispositions.

Food and beverage. F&B expenses decreased $1 million in the third quarter and were flat year-to-date 2016. The results reflect increases in comparable F&B expenses of 0.8% for the quarter and 0.9% year-to-date, offset by the net effect of our Recent Acquisitions and Dispositions, which reduced F&B expenses by $9 million for both the quarter and year-to-date. For the third quarter and year-to-date 2016, increases in operating supply costs were partially offset by hourly productivity improvements.

Other departmental and support expenses. Other departmental and support expenses decreased $1 million for the third quarter and increased $8 million year-to-date, primarily due to a decrease in administrative and general costs of 4.9% for the quarter and 3.7% year-to-date, offset by an increase in hourly wages and training expenses in the first half of the year at our comparable hotels.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $1 million for the third quarter and were flat year-to-date, as the increase in operations was offset by the effect of our Recent Acquisitions and Dispositions. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased $2 million for the third quarter and $6 million year-to-date 2016, respectively, as 48 of our properties incurred incentive management fees for the third quarter of 2016.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses increased $7 million and $14 million for the third quarter and year-to-date 2016, respectively, compared to the corresponding 2015 period. The increase was primarily due to lower asset management fee income earned from our joint ventures, higher departmental costs, and a gain recorded in 2015 due to the reversal of a previously accrued litigation cost, which did not repeat in 2016. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
General and administrative costs	$26	$20	$74	$63
Non-cash stock-based compensation expense	2	1	8	9
Litigation (recoveries)/accruals and acquisition costs, net	—	—	—	(4)
Total	$28	$21	$82	$68

Gain on insurance and business interruption settlements. We received $12 million of business interruption proceeds during the third quarter 2016 from a facility funded by BP for the disruption of operations at the New Orleans Marriott caused by the 2010 Deepwater Horizon oil spill.

Interest expense. Interest expense decreased $8 million and $51 million for the third quarter and year-to-date 2016, respectively, compared to the corresponding 2015 period, primarily due to the repayments or refinancings of debt in 2015, which lowered our weighted average interest rate, and for the year-to-date comparison, included a $21 million decrease in debt extinguishment costs. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Cash interest expense(1)	$35	$40	$110	$127
Non-cash interest expense	3	6	6	19
Non-cash debt extinguishment costs	—	—	—	6
Cash debt extinguishment costs(1)	—	—	—	15
Total interest expense	$38	$46	$116	$167
___________
(1)	Including the change in accrued interest, total cash interest paid was $105 million and $143 million for year-to-date 2016 and 2015, respectively.

Gain on sale of assets.  During the third quarter and year-to-date 2016, we recognized gain on sale of assets of $14 million and $245 million, respectively, due to the sale of two hotels during the third quarter and a total of ten hotels year-to-date. We recognized a gain on sale of assets of $5 million and $62 million during the third quarter and year-to-date 2015, respectively, due to the sale of one hotel during the third quarter and a total of five hotels year-to-date.

Equity in earnings of affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV and the Fort Lauderdale Marriott Harbor Beach Resort & Spa. Upon adoption of ASU No. 2015-02, Amendments to the Consolidation Analysis on January 1, 2016, the results of the Fort Lauderdale Marriott Harbor Beach Resort & Spa no longer are consolidated and now are included in equity in earnings (losses) of affiliates. See “Note 2. Summary of Significant Accounting Policies.” The year-to-date decrease in equity in earnings of affiliates primarily relates to the €36 million ($40 million) gain recorded by the Euro JV on the sale of the Crowne Plaza Amsterdam City Centre in 2015.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The income tax provision recorded in the third quarter 2016 primarily relates to domestic and foreign corporate income taxes on hotel operations. Year-to-date also includes $9 million for Chilean capital gain tax on the sale of our two properties in Chile.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of September 30, 2016, 88 of our 96 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel RevPAR by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of September 30, 2016 and 2015, respectively:

Comparable Hotels by Market in Constant US$

	As of September 30, 2016		Quarter ended September 30, 2016			Quarter ended September 30, 2015
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$242.48	90.5%	$219.42	$234.93	89.6%	$210.50	4.2%
New York	8	6,960	280.23	89.8	251.75	287.21	91.3	262.16	(4.0)
Washington, D.C.	12	6,023	193.50	81.4	157.43	183.30	80.4	147.43	6.8
Atlanta	5	1,939	189.85	80.3	152.43	188.33	76.7	144.42	5.6
Florida	8	4,559	182.06	68.0	123.72	176.83	67.9	120.02	3.1
Chicago	6	2,392	216.88	87.0	188.71	211.59	86.9	183.81	2.7
Denver	2	735	189.33	85.5	161.91	180.32	85.9	154.86	4.6
Houston	3	1,143	181.52	67.2	121.91	188.51	66.6	125.50	(2.9)
Phoenix	3	1,241	148.93	59.3	88.31	137.98	63.6	87.75	0.6
Seattle	2	1,315	258.78	90.9	235.26	259.62	92.0	238.77	(1.5)
San Francisco	4	2,912	252.99	86.8	219.71	256.31	88.7	227.36	(3.4)
Los Angeles	7	2,843	216.17	86.9	187.75	208.88	84.4	176.20	6.6
San Diego	3	2,981	213.13	91.4	194.80	203.03	85.8	174.20	11.8
Hawaii	3	1,682	316.67	92.5	292.77	310.13	87.7	271.94	7.7
Other	11	7,270	156.45	70.5	110.26	150.31	67.1	100.79	9.4
Domestic	81	47,180	219.11	81.6	178.80	215.92	80.5	173.86	2.8

Asia-Pacific	1	376	$207.80	89.0%	$184.92	$207.62	90.4%	$187.67	(1.5)%
Canada	2	849	191.03	76.7	146.46	184.79	69.1	127.62	14.8
Latin America	4	963	290.57	67.9	197.25	185.46	65.9	122.21	61.4
International	7	2,188	233.87	75.0	175.51	190.23	71.5	136.03	29.0
All Markets - Constant US$	88	49,368	219.72	81.3	178.65	214.89	80.1	172.17	3.8

Comparable Hotels in Nominal US$
	As of September 30, 2016		Quarter ended September 30, 2016			Quarter ended September 30, 2015
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	1	376	$207.80	89.0%	$184.92	$198.66	90.4%	$179.58	3.0%
Canada	2	849	191.03	76.7	146.46	184.18	69.1	127.20	15.1
Latin America	4	963	290.57	67.9	197.25	186.89	65.9	123.15	60.2
International	7	2,188	233.87	75.0	175.51	188.55	71.5	134.82	30.2
Domestic	81	47,180	219.11	81.6	178.80	215.92	80.5	173.86	2.8
All Markets	88	49,368	219.72	81.3	178.65	214.82	80.1	172.11	3.8

Comparable Hotels by Market in Constant US$
	As of September 30, 2016		Year-to-date ended September 30, 2016			Year-to-date ended September 30, 2015
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$231.85	82.1%	$190.45	$228.73	80.9%	$184.95	3.0%
New York	8	6,960	268.49	86.4	232.10	280.20	85.6	239.88	(3.2)
Washington, D.C.	12	6,023	212.48	79.6	169.20	206.10	77.2	159.12	6.3
Atlanta	5	1,939	192.39	79.4	152.70	187.70	76.7	144.01	6.0
Florida	8	4,559	230.87	75.5	174.35	228.03	76.2	173.84	0.3
Chicago	6	2,392	201.88	77.6	156.57	202.54	75.9	153.70	1.9
Denver	2	735	181.35	76.0	137.85	176.27	75.6	133.31	3.4
Houston	3	1,143	200.51	71.9	144.16	206.64	69.7	143.95	0.1
Phoenix	3	1,241	217.94	71.4	155.71	212.13	72.6	154.07	1.1
Seattle	2	1,315	226.40	81.8	185.30	223.64	83.3	186.30	(0.5)
San Francisco	4	2,912	264.71	84.7	224.10	253.24	85.4	216.22	3.6
Los Angeles	7	2,843	206.35	84.5	174.42	195.49	81.9	160.11	8.9
San Diego	3	2,981	210.42	86.0	181.05	204.89	85.2	174.55	3.7
Hawaii	3	1,682	326.28	91.4	298.38	322.47	89.2	287.49	3.8
Other	11	7,270	173.73	72.4	125.78	169.19	69.1	116.85	7.6
Domestic	81	47,180	224.97	80.2	180.46	223.01	78.8	175.77	2.7

Asia-Pacific	1	376	$205.09	89.0%	$182.59	$206.93	88.5%	$183.11	(0.3)%
Canada	2	849	174.32	63.9	111.35	175.00	59.9	104.81	6.2
Latin America	4	963	223.43	66.5	148.48	184.54	61.6	113.76	30.5
International	7	2,188	201.86	69.5	140.32	186.61	65.8	122.76	14.3
All Markets - Constant US$	88	49,368	224.07	79.7	178.66	221.64	78.2	173.40	3.0

Comparable Hotels in Nominal US$
	As of September 30, 2016		Year-to-date ended September 30, 2016			Year-to-date ended September 30, 2015
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	1	376	$205.09	89.0%	$182.59	$212.57	88.5%	$188.10	(2.9)%
Canada	2	849	174.32	63.9	111.35	181.97	59.9	108.98	2.2
Latin America	4	963	223.43	66.5	148.48	210.07	61.6	129.49	14.7
International	7	2,188	201.86	69.5	140.32	200.85	65.8	132.13	6.2
Domestic	81	47,180	224.97	80.2	180.46	223.01	78.8	175.77	2.7
All Markets	88	49,368	224.07	79.7	178.66	222.17	78.2	173.82	2.8

Our top performing markets, with double digit RevPAR increases, were Latin America, Canada and San Diego. Our Latin America properties benefited from the 2016 Olympics and Paralympics, and led the portfolio with a RevPAR increase of 61.4% on a constant US$ basis. At our Canadian properties, RevPAR on a constant US$ basis increased 14.8% due to a 760 basis point increase in occupancy, coupled with a 3.4% increase in average rate. Both Canadian properties experienced double digit RevPAR growth due to citywide events in Toronto and strong group growth in Calgary. Our San Diego properties led our domestic portfolio with an 11.8% increase in RevPAR for the quarter, due to rate growth of 5.0% combined with a 560 basis point increase in occupancy. The MLB All-Star game and Comic-Con led to an increase in city-wide room nights and strong group business at our San Diego properties.

For the third quarter, six of our other markets outperformed the portfolio. At our Hawaiian properties, strong demand at the Fairmont Kea Lani, coupled with strong rate growth at the Hyatt Place Waikiki Beach led to RevPAR growth of 7.7%. Our Washington, D.C. market RevPAR increased 6.8%, primarily driven by a rate increase of 5.6%, reflecting strong group business. In Los Angeles, our properties outperformed the portfolio with RevPAR growth of 6.6%, as strong occupancy allowed for a shift from lower-rated transient business into higher rated retail segments. In Atlanta, RevPAR was driven primarily by a 360 basis point increase in occupancy, while the RevPAR increases in Denver and Boston were primarily driven by rate growth of 5.0% and 3.2%, respectively.

RevPAR at our Florida, Chicago, Seattle and Phoenix hotels underperformed our portfolio. While our Florida and Chicago markets benefited from room rate increases of 3.0% and 2.5%, respectively, occupancy was flat. Concerns over the spread of the Zika virus contributed to declines in both group and leisure travel at our Florida properties. Our Seattle properties were negatively affected by difficult comparisons to non-repeat group business in the third quarter of 2015. While average rate increased 7.9% at our Phoenix properties, group cancellations and soft transient demand contributed to a 4.3 percentage point decrease in occupancy and a 0.6% increase in RevPAR for the third quarter.

Our Houston properties continued to be affected by disruption in the oil markets and a decline in citywide group business, while our properties in San Francisco, primarily the San Francisco Marriott Marquis, were negatively impacted by the construction at the adjacent Moscone Center (which will continue until 2018). In New York, supply growth has continued to negatively impact our hotels, as well as the strong U.S. dollar, resulting in a decline in European travel, trends we expect to continue into 2017. RevPAR decreased by 4.0% due to a 2.4 percentage point decline in rate coupled with a 140 basis point decrease in occupancy.

Comparable Hotel RevPAR by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 30, 2016 and 2015, respectively:

Comparable Hotels by Type in Nominal US$

	As of September 30, 2016		Quarter ended September 30, 2016			Quarter ended September 30, 2015
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	52	32,647	$227.58	84.6%	$192.64	$223.46	83.6%	$186.88	3.1%
Suburban	19	6,947	194.24	76.5	148.51	187.20	77.2	144.48	2.8
Resort	11	7,102	231.15	68.1	157.36	225.68	65.2	147.16	6.9
Airport	6	2,672	161.58	88.3	142.65	153.69	84.5	129.83	9.9
All Types	88	49,368	219.72	81.3	178.65	214.82	80.1	172.11	3.8

	As of September 30, 2016		Year-to-date ended September 30, 2016			Year-to-date ended September 30, 2015
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	52	32,647	$225.91	81.4%	$183.96	$225.47	79.7%	$179.74	2.3%
Suburban	19	6,947	197.11	74.8	147.50	190.32	73.9	140.68	4.8
Resort	11	7,102	269.63	74.1	199.86	265.24	74.1	196.59	1.7
Airport	6	2,672	159.99	86.6	138.62	154.43	82.3	127.09	9.1
All Types	88	49,368	224.07	79.7	178.66	222.17	78.2	173.82	2.8

Our urban and suburban properties underperformed the portfolio for the quarter, with RevPAR increases of 3.1% and 2.8%, respectively. Our urban properties were negatively affected by weakness at our New York, Houston and San Francisco downtown properties. Our airport properties continued to lead the portfolio for the quarter, driven by a combination of strong rate growth of 5.1% and an increase in occupancy of 380 basis points. In particular, the Philadelphia Airport Marriott had a RevPAR increase over 19%, with double digit increase in room rate and an increase in occupancy of 550 basis points due to the Democratic National Convention in July. Our resort properties outperformed the portfolio with an increase in occupancy of 2.9 percentage points and rate growth of 2.4%, primarily as a result of our California and Hawaii properties.

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 88 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the third quarter, group bookings contributed to strong occupancy levels. Overall, group revenues increased 9.2% as a result of a 4.8% increase in rooms and a 4.2% increase in rate, as rooms for the 2016 Olympics in Rio were primarily booked as group. At our domestic hotels, group revenues increased 6.0% for the quarter due to a 3.4% increase in rooms and a 2.5% increase in rate. Total group business was driven by the 26.3% increase in association group business and a more favorable holiday calendar than 2015; however, short-term group bookings for the third quarter declined 10.6% compared to third quarter 2015, continuing a trend we have experienced in 2016, as short-term group bookings have retreated to historical norms compared to very strong pace in 2015. Transient room nights declined 1.4% while rate increased 2.0% for the quarter, leading to an overall increase of 0.5% in transient business. Business travel weakness continued for the quarter, resulting in a 7.6% decline in special corporate rooms.  However, the additional group volume did support a slightly positive transient mix shift, with increases in retail volume offset by declines in discounted business. Contract business continued to be the strongest segment, with 16.8% increase in room nights driven by new airline contracts at five of our hotels.

Year-to-date, our revenue growth primarily was driven by improvements in group revenue of 4.9%, coupled with transient revenue growth of 1.7%. The group revenue increase was driven by association business, while the transient revenue increase continued to be driven by leisure segments and government travel. Contract revenue improved 17.1% over 2015.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt, the issuance of OP units or the sale of properties. Host Inc. is a REIT and its only significant asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase its stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of liquidity and capital resources as the discussion below applies to both Host Inc. and Host L.P.

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

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, only one of our consolidated properties is encumbered by mortgage debt. We have access to multiple types of financing, as approximately 98% of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotel properties. We believe that we have sufficient liquidity and access to the capital markets in order to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders and stock and unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On October 17, 2016, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $148 million.

Capital Resources. As of September 30, 2016, we had $340 million of cash and cash equivalents. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2016, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes and mortgage debt other than in accordance with its terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the write-off of previously deferred financing costs. In addition, as noted above, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other uses, including share repurchases. Accordingly, in light of our priorities relative to managing our capital structure and our liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $115 million to $917 million for the year-to-date ended September 30, 2016 compared to the same period in 2015, reflecting improved operations at our hotels and a decrease in cash interest and debt extinguishment costs of $38 million in 2016 compared to 2015.

Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $13 million and $697 million for the first three quarters of 2016 and 2015, respectively. Cash used in investing activities primarily consisted of capital expenditures on our existing portfolio and the acquisition of the Key Bridge Marriott ground lease in 2016 and The Phoenician in 2015, and totaled $516 million and $912 million during the first three quarters of 2016 and 2015, respectively. Cash used for renewal and replacement capital expenditures for the first three quarters of 2016 and 2015 was $218 million and $293 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $187 million and $175 million, respectively. Cash provided by investing activities totaled $503 million and $215 million for the first three quarters of 2016 and 2015, respectively, and consisted of proceeds from the sale of ten hotels in 2016 and five hotels in 2015, as well as the return of investment from joint ventures in both 2016 and 2015.

The following tables summarize significant acquisitions and dispositions that have been completed as of October 31, 2016 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
June - July	2016	Acquisition of the Key Bridge Marriott ground lease		$(54)
		Total acquisitions		$(54)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
September	2016	Disposition of Novotel Christchurch Cathedral Square and ibis Christchurch	$26	$31
June	2016	Disposition of Atlanta Marriott Perimeter Center	68	71
June	2016	Disposition of Seattle Airport Marriott	90	97
June	2016	Disposition of Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Chile	89	95
May	2016	Disposition of Manhattan Beach Marriott	78	82
February - March	2016	Disposition of Novotel Wellington and ibis Wellington	44	45
February	2016	Disposition of San Diego Marriott Mission Valley	72	76
		Total dispositions	$467	$497
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Used in Financing Activities. Year-to-date 2016, net cash used in financing activities was $789 million compared to $517 million for the year-to-date 2015. Cash used in financing activities in 2016 primarily consisted of the repayment of mortgage debt secured by the Hyatt Regency Reston and the New Zealand hotels that were sold, the payment of dividends and the repurchase of Host Inc. common stock.

The following tables summarize significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through October 31, 2016 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
January - October	2016	Net draw on the revolver portion of credit facility	$68
		Total issuances	$68

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
September	2016	Repayment of NZ$23 million mortgage loan on Novotel and ibis Christchurch	$(17)
April	2016	Repayment of mortgage loan on the Hyatt Regency Reston hotel	(100)
February - March	2016	Repayment of NZ$30 million mortgage loan on Novotel and ibis Wellington	(20)
		Total cash repayments	$(137)
___________
The following table summarizes significant equity transactions that have been completed through October 31, 2016 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - October	2016	Dividend payments (1)(2)	$(596)
January - September	2016	Repurchase of 13.1 million shares of Host Inc. common stock	(206)
		Cash payments on equity transactions	$(802)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $603 million to its common unit holders.
(2)	Includes the cash payment for the fourth quarter 2015 dividend that was paid in January 2016.

Debt

As of September 30, 2016, our total debt was $3.8 billion, with an average interest rate of 3.7% and an average maturity of 5.3 years. Additionally, 65% of our debt has a fixed rate of interest and 95 of our hotels, representing 99% of our revenues, are unencumbered by mortgage debt.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of September 30, 2016:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.5	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.6	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.7	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E and Series F senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E and Series F senior notes and our actual credit ratios as of September 30, 2016:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	508%		Minimum ratio of 150%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.9	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E and Series F senior notes) as of September 30, 2016 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	515%		Minimum ratio of 125%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.9	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E and Series F senior notes and our other senior notes with respect to covenant ratios, our actual ratios for the two sets of senior notes are slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2015.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 30, 2016, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which is dependent primarily on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on October 17, 2016 to stockholders of record on September 30, 2016. Host Inc. currently anticipates declaring a $0.25 dividend in the fourth quarter, which includes a special dividend of $0.05. All future dividends, including any special dividends, are subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) and a 33.4% interest in the second fund (“Euro JV Fund II”). At September 30, 2016, hotel investments by the Euro JV total approximately €1.4 billion, with €0.7 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. Our investment, total partners’ funding, and debt outstanding as of September 30, 2016 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment		Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)			(in millions)	(in millions)
Euro JV Fund I	€126	€463	67	%(1)	€320	€103
Euro JV Fund II	94	301	67%		395	132
	€220	€764			€715	€235
___________
(1)	The remaining commitment for Fund I is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

The following table sets forth operating statistics for the 10 Euro JV hotels as of September 30, 2016 and 2015, all of which are comparable:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended September 30,				Year-to-date ended September 30,
	2016	2015	Change		2016	2015	Change
Average room rate	€225.27	€211.72	6.4%		€218.16	€208.24	4.8%
Average occupancy	78.8%	86.1%	(730	bps)	74.3%	79.6%	(540	bps)
RevPAR	€177.53	€182.20	(2.6)%		€161.99	€165.79	(2.3)%
___________

(1)	The presentation above includes the operating performance for 10 hotels consisting of 3,896 rooms. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR decreased approximately 2.6% and 2.3% on a constant euro basis for the third quarter and year-to-date, respectively. The decrease in comparable hotel RevPAR for both the quarter and year-to-date primarily can be attributed to reduced demand, particularly at the joint venture’s properties in Brussels and Paris, where operations have yet to return to the levels seen prior to the terrorist attacks in those cities in 2015 and 2016.

Hyatt Place Nashville Joint Venture

In August 2016, the joint venture that owns the Hyatt Place Nashville Downtown refinanced its $31 million construction loan with a new $60 million mortgage loan that bears interest at 1-month LIBOR plus 300 basis points and matures in August 2019 with two 12-month extension options. Upon repayment of the construction loan, the partners were released of their guarantee on such loan. The joint venture also made a distribution to its partners, of which we received $16 million.

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

Of the 96 hotels that we owned on September 30, 2016, 88 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2016 are excluded from comparable hotel results for these periods:

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

The operating results of 18 hotels disposed of in 2016 and 2015 are not included in comparable hotel results for the periods presented herein.

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2015, further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations and the additional purposes for which we use the non-GAAP financial measures.

Limitations on the Use of NAREIT FFO per Diluted Share, Adjusted FFO per Diluted Share, EBITDA and Adjusted EBITDA

We calculate NAREIT FFO per diluted share in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. We also calculate Adjusted FFO per diluted share, which is not in accordance with NAREIT guidance and may not be comparable to measures calculated by other REITs. EBITDA and Adjusted EBITDA, as presented, may also not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), interest expense (for EBITDA and Adjusted EBITDA purposes only) and other items have been and will be made and are not reflected in the EBITDA, Adjusted EBITDA, NAREIT FFO per diluted share and Adjusted FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, NAREIT

FFO per diluted share, Adjusted FFO per diluted share, EBITDA and Adjusted EBITDA should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, NAREIT FFO per diluted share and Adjusted FFO per diluted share do not measure, and should not be used as a measure of, amounts that accrue directly to stockholders’ benefit.

Similarly, Adjusted EBITDA, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and non-controlling partners in consolidated partnerships. Our equity investments primarily consist of our approximate one-third interest in a European joint venture, a 25% interest in an Asian joint venture, a 67% ownership in a joint venture that owns a vacation ownership property in Hawaii and interests ranging from 11% to 50% in three partnerships that each own one hotel. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host LP held by outside partners and interests ranging from 15% to 48% held by outside partners in three partnerships each owning one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for Adjusted EBITDA were calculated as set forth in the definition below under “Equity Investment Adjustments” and ”Consolidated Partnership Adjustments.” Similar adjustments were made in the calculation of both NAREIT FFO and Adjusted FFO per diluted share. Readers should be cautioned that the pro rata results presented in these measures for consolidated and non-consolidated partnerships may not accurately depict the legal and economic implications of our investments in these entities.

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Net income (1)	$108	$87	$643	$400
Interest expense	38	46	116	167
Depreciation and amortization	182	177	541	528
Income taxes	19	9	42	13
EBITDA (1)	347	319	1,342	1,108
Gain on dispositions (2)	(12)	(5)	(242)	(61)
Gain on property insurance settlement	—	(4)	(1)	(4)
Acquisition costs	—	—	—	1
Equity investment adjustments:
Equity in earnings of affiliates	(8)	(5)	(19)	(31)
Pro rata Adjusted EBITDA of equity investments	17	21	51	61
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non- controlling partners in other consolidated partnerships	(2)	(3)	(8)	(8)
Adjusted EBITDA (1)	$342	$323	$1,123	$1,066
___________

(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $1 million for both quarters ended September 30, 2016 and 2015 and $2 million for both year-to-date periods ended September 30, 2016 and 2015 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture. Additionally, for the quarter and year-to-date periods ended September 30, 2016, these line items include $12 million for the reimbursement of operating losses at the New Orleans Marriott due to the 2010 Deepwater Horizon oil spill.

(2)	Reflects the sale of ten hotels in 2016 and the sale of five hotels in 2015.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Net income (1)	$108	$87	$643	$400
Less: Net income attributable to non-controlling interests	(1)	(2)	(7)	(5)
Net income attributable to Host Inc.	107	85	636	395
Adjustments:
Gain on dispositions (2)	(12)	(5)	(242)	(61)
Tax on dispositions	—	—	9	—
Gain on property insurance settlement	—	(4)	(1)	(4)
Depreciation and amortization	181	176	538	526
Equity investment adjustments:
Equity in earnings of affiliates	(8)	(5)	(19)	(31)
Pro rata FFO of equity investments	13	15	38	42
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)	(3)	(4)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)	(3)	(6)
NAREIT FFO (1)	278	259	953	857
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	—	—	25
Acquisition costs	—	—	—	1
Adjusted FFO (1)	$278	$259	$953	$883

For calculation on a per share basis:

Adjustments for dilutive securities (3):
Assuming conversion of Exchangeable Senior Debentures	$—	$7	$—	$21
Diluted NAREIT FFO	$278	$266	$953	$878
Diluted Adjusted FFO	$278	$266	$953	$904

Diluted weighted average shares outstanding - EPS	741.1	746.8	745.2	752.5
Assuming conversion of Exchangeable Senior Debentures	—	31.3	—	31.2
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	741.1	778.1	745.2	783.7
NAREIT FFO per diluted share	$.37	$.34	$1.28	$1.12
Adjusted FFO per diluted share	$.37	$.34	$1.28	$1.15
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Number of hotels	88	88	88	88
Number of rooms	49,368	49,368	49,368	49,368
Change in comparable hotel RevPAR -
Constant US$	3.8%	—	3.0%	—
Nominal US$	3.8%	—	2.8%	—
Operating profit margin (1)	11.1%	10.4%	13.0%	12.1%
Comparable hotel EBITDA margin (1)	26.6%	25.5%	28.0%	27.1%
Comparable hotel revenues
Room	$812	$782	$2,418	$2,342
Food and beverage (2)	303	302	1,061	1,039
Other	69	63	212	200
Comparable hotel revenues (3)	1,184	1,147	3,691	3,581
Comparable hotel expenses
Room	209	205	615	605
Food and beverage (4)	232	231	744	737
Other	24	30	75	92
Management fees, ground rent and other costs	404	388	1,224	1,175
Comparable hotel expenses (5)	869	854	2,658	2,609
Comparable hotel EBITDA	315	293	1,033	972
Non-comparable hotel results, net (6)	39	38	124	112
Depreciation and amortization	(182)	(177)	(541)	(528)
Interest expense	(38)	(46)	(116)	(167)
Provision for income taxes	(19)	(9)	(42)	(13)
Gain on sale of property and corporate level income/expense	(7)	(12)	185	24
Net income	$108	$87	$643	$400
___________

(1)

Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel EBITDA margins are calculated using amounts presented in the above table.

(2)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Food and beverage sales per the consolidated statements of operations	$336	$337	$1,183	$1,160
Non-comparable hotel food and beverage sales	(33)	(35)	(122)	(121)
Comparable food and beverage sales	$303	$302	$1,061	$1,039
(3)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Revenues per the consolidated statements of operations	$1,295	$1,283	$4,093	$4,024
Non-comparable hotel revenues	(111)	(136)	(402)	(443)
Comparable hotel revenues	$1,184	$1,147	$3,691	$3,581
(4)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Food and beverage expenses per the consolidated statements of operations	$257	$258	$830	$830
Non-comparable hotel food and beverage expenses	(25)	(27)	(86)	(93)
Comparable food and beverage expenses	$232	$231	$744	$737
(5)	The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended September 30,		Year-to-date ended September 30,
	2016	2015	2016	2015
Operating costs and expenses per the consolidated statements of operations	$1,151	$1,150	$3,559	$3,536
Non-comparable hotel expenses	(72)	(98)	(278)	(331)
Depreciation and amortization	(182)	(177)	(541)	(528)
Corporate and other expenses	(28)	(21)	(82)	(68)
Comparable hotel expenses	$869	$854	$2,658	$2,609
(6)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, (ii) gains on insurance settlements and business interruption proceeds,  and (iii) the results of our office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 30, 2016 and December 31, 2015, 65% and 64%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the third quarter of 2016. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada and Mexico and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No forward purchase contracts were entered into during the third quarter of 2016. The following table summarizes our outstanding foreign currency sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended September 30,		Year-to-date ended September 30,
Range	Currency		in Dollars	Date Range	2016	2015	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$(1)	$—	$(2)	$10
November 2014	C$	25	$22	November 2016	$—	$2	$(1)	$3

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended September 30,		Year-to-date ended September 30,
Currency	US$	Foreign Currency		2016	2015	2016	2015
Canadian dollars (1)	$35	C$	46	$—	$3	$(2)	$4
Euros	$87		€77	$(1)	$—	$(3)	$7
Australian dollars	$38	A$	50	$(1)	$—	$—	$—
___________
(1)	We have an additional $46 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 9 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The properties managed by Marriott International account for a significant portion of our revenues and operating income. Adverse developments in Marriott’s business and affairs or financial condition could have a materially adverse effect on us.

On September 23, 2016, Marriott International completed its acquisition of Starwood Hotels and Resorts Worldwide, bringing Starwood’s brands under Marriott’s management. As a result of the merger, as of September 30, 2016, approximately 81% of our properties are now managed or franchised by Marriott. Although we have various rights as the property owner under our management agreements, we rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our properties and could have a materially adverse effect on us. In addition, the integration of Starwood’s brands under Marriott management may expose us to additional risks and costs at our properties, and will place a significant burden on Marriott’s management and internal resources and the potential for diversion of management’s attention from the day-to-day business operations of its hotels, including hotels owned by us.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2016 – July 30, 2016	—	$—	—	$161.5
August 1, 2016 – August 31, 2016	—	—	—	161.5
September 1, 2016 – September 30, 2016	2,750,000	16.04	2,750,000	117.3
Total	2,750,000	$16.04	2,750,000	$117.3

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2016 – July 30, 2016	103,454	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
August 1, 2016 – August 31, 2016	17,608	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2016 – September 30, 2016	2,731,815	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	2,852,877			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.
**

Reflects (1) 2,692,135 common OP units repurchased to fund the repurchase by Host Inc. of 2,750,000 shares of common stock as part of its publicly announced share repurchase program and (2) 39,680 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

November 2, 2016	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

November 2, 2016	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)