Form 10-K
period 2016-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2017-02-24
CIK 1070750, 1061937

%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (739,251,195 shares outstanding as of February 20, 2017)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (732,232,279 units outstanding as of February 20, 2017)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 30, 2016 was $11,770,575,794.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 11, 2017 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2016 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2016. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Host Inc. and Host L.P. into this single report results in the following benefits:

•	enhances investors’ understanding of Host Inc. and Host L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•	eliminates duplicative disclosure and provides a more streamlined presentation, since a substantial portion of our disclosure applies to both Host Inc. and Host L.P.; and
•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

•

Part II Item 5 - Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc. / Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.;

•	Part II Item 6 - Selected Financial Data;
•

Part II Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined, except for a separate discussion of material differences, if any, in the liquidity and capital resources between Host Inc. and Host L.P.;

•	Part II Item 7A - Quantitative and Qualitative Disclosures about Market Risk is combined, except for separate discussions of material differences, if any, between Host Inc. and Host L.P.; and
•

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2016 Form 10-K and in Host Inc.’s 2016 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2016. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

As of February 20, 2017, our consolidated lodging portfolio consists of 96 primarily luxury and upper-upscale hotels containing approximately 53,500 rooms, with the majority located in the United States, and with 7 of the properties located outside of the U.S. in Australia, Brazil, Canada and Mexico. In addition, we own non-controlling interests in two international joint ventures: approximately a 33% interest in a joint venture in Europe, which owns 10 luxury and upper-upscale hotels with approximately 3,900 rooms in Belgium, France, Germany, Spain, Sweden, the Netherlands and the United Kingdom; and a 9% indirect interest, through joint ventures, in five operating hotels and two hotels in the final stages of completion in India. We also hold non-controlling investments in three domestic hotels and a timeshare joint venture in Hawaii.

Business Strategy

Our goal is to be the preeminent owner of high-quality lodging real estate in growing markets and to generate superior long-term returns for our stockholders throughout all lodging cycles through a combination of appreciation in asset values, growth in earnings and dividend distributions. Our strategy to achieve this objective includes:

•	Superior Portfolio - Own a geographically-diverse portfolio of hotels located in major urban centers and resort destinations;
•	Disciplined Capital Allocation - Allocate and recycle capital to earn returns that exceed our cost of capital and actively return capital to stockholders;
•	Strong Asset Management Capabilities - Create value in our existing portfolio through asset management and capital investment;
•	Powerful and Flexible Capital Structure - Maintain a strong and flexible capital structure that allows us to execute our strategy throughout all lodging cycles; and

•	Employer of Choice and Responsible Corporate Citizen – Align our organizational structure with our business objectives to be an employer of choice and a responsible corporate citizen.

Portfolio. We seek to have a well-balanced portfolio in major markets and premier resort and convention destinations that we expect will perform well over time. Therefore, we focus on refining our portfolio to include multiple types of hotels in locations which we believe have strong demand generators that appeal to multiple customer segments and achieve premium rates. We will look to acquisitions as well as new development opportunities to enhance our portfolio. We focus generally on the following types of assets:

•	Resorts in locations with strong airlift and limited supply growth. These assets feature superior amenities and are operated by premier operators;
•

Convention destination hotels that are group oriented in urban and resort markets. These assets feature extensive and high-quality meeting facilities and are often connected to prominent convention centers;

•	City-center hotels in urban and coastal markets. Positioned in prime locations, these assets possess multiple demand drivers for both business and leisure travelers; and
•	Suburban and airport hotels that either are market leaders in prime suburban commercial locations or connected to airport terminals and/or conveniently located on airport grounds.

We strive for diversified exposure within multiple brands, focused asset classes, and favorable locations. As one of the largest owners of Marriott and Hyatt properties, our hotels primarily are operated under brand names that are among the most respected and widely recognized in the lodging industry. Within these brands, we have focused predominately on the upper-upscale and luxury asset classes, as we believe they have a broad appeal for both the individual and group leisure and business customers. We also may invest in other property types which we believe have the potential for strong demand growth, including urban select service. In addition, we have unbranded or soft-branded properties that remain distinctive and appeal to a certain customer profile.

Internationally, our focus is on premium assets in major Western European markets through our European Joint Venture platform. In accordance with this strategy, we actively reduced our exposure to markets in the Asia-Pacific region and in South and Central America.

Capital Allocation. Guided by a disciplined approach to capital allocation, we are positioned to make capital decisions around delivering the greatest value and returning capital to stockholders. Our goal is to allocate and recycle capital to enhance our portfolio and earn returns that exceed our risk-adjusted cost of capital.

We look to refine our portfolio through our disposition strategy.  Generally, our dispositions are focused on assets where we believe the potential for growth is constrained or on properties with significant capital expenditures requirements that we do not believe would generate a return on the investment. Prior to the sale of assets, we may look for opportunities to increase the sale price, which can include value-added capital expenditures projects and ground lease extensions. We also look to take advantage of opportunities to capture attractive pricing for hotels that have management contract flexibility. We also may opportunistically dispose of higher-quality assets through direct sales or through the creation of joint ventures.

We focus on creating and mining value from our existing portfolio through capital investments and value enhancement initiatives and by seeking to appropriately match each hotel within its specific market with the best operator and brand to optimize operating performance. These projects may include significant changes to guest rooms, food and beverage outlets, public space and meeting space, as well as a repositioning of the property under a different operator or brand. We work closely with our managers to attempt to schedule these projects to minimize operational disruption and environmental impact.

•

Value Enhancement Initiatives seek to achieve the highest and best use of our properties. These projects may include the development of timeshare, office space or condominium units on excess land, redevelopment or expansion of existing retail space, and the acquisition of air rights or development entitlements.

•

Redevelopment and Return on Investment Projects are designed to take advantage of changing market conditions and the favorable location of our properties, while seeking to increase profitability and enhance customer satisfaction. Our capital expenditures projects generally fall into the following categories:

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

Targeted Return on Investment (ROI) projects. These projects often are smaller and focused on increasing space profitability or lowering net operating costs. Typical ROI projects include converting unprofitable or underutilized space into meeting space, adding guestrooms, and implementing energy and water conservation measures such as LED lighting, boilers, solar power, energy management systems, guestroom water efficient fixtures, and building automation systems.

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

Asset Management. We believe we are in a unique position to work with our managers to drive operating performance and implement value-added real estate decisions. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our asset managers to benchmark similar hotels and identify best practices and efficiencies that can improve long-term profitability. Our asset managers are supported by our enterprise analytics group, which provides independent underwriting of ROI and value-enhancement projects, business intelligence, revenue management and analysis of restaurant and bar operations. We also monitor and evaluate our property agreements, including management and franchise agreements, for opportunities to obtain additional contract flexibility over provisions such as sale rights and fee structures. Our goal is to differentiate our assets within their competitive market, drive operating performance and enhance the value of the real estate.

•

Enhance profitability by using our business intelligence system to benchmark and monitor hotel performance and cost controls and complete deep-dive analytic reviews across brands and properties to seek to identify new opportunities that could increase profit.

•

Drive revenue growth by conducting detailed strategic reviews with our managers on market pricing and segment mix in order to develop the appropriate group/transient mix and market share targets for each property. We work with our managers to ensure that their brands’ on-line presence addresses a broad customer base.

•

Work with leading brands, as well as independent operators, in the lodging industry, we look to capitalize on situations where we have management agreement flexibility to appropriately match a hotel and its operator, brand and contract terms, including new or expanded relationships with independent operators. Our frequent evaluations of brands and operators help us to improve allocation of sales resources by our managers and allow us to help guide their digital and e-commerce strategies in an effort to drive RevPAR growth and reduce operating costs.

•	Improve contract flexibility through the extension or purchase of ground leases or the restructuring of management agreements.

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

•

Management believes that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and positions us for external growth. While we may issue debt at any time, we will target a net debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, (or “Leverage Ratio,” as defined in our credit facility) that allows us to maintain an investment grade rating on our senior unsecured debt. We believe an investment grade rating will deliver the most consistent access to capital.

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

•

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

Corporate Responsibility. Our corporate responsibility strategy focuses on a set of complementary objectives across three themes:

•

Responsible Investment: During the acquisition of properties, we assess both capital investments that may include sustainability opportunities and climate change related risks as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in our redevelopment and ROI projects that can enhance asset value while also improving environmental performance.

•

Environmental Stewardship: We seek to improve the environmental footprint of our properties.  We have established measurable goals to reduce energy consumption, water usage and carbon emissions from across our portfolio and will continue to report on actual performance in our environmental disclosures. In our redevelopment and ROI projects, we may target specific environmental efficiency projects, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment.

•

Corporate Citizenship: We are committed to being a responsible corporate citizen and strengthening our local communities through financial support, community engagement, volunteer service, and industry collaboration. Our approach is reinforced by our Code of Business Conduct and Ethics and periodic engagement with key stakeholders to understand their corporate responsibility priorities.

In March 2016, the Sustainability Accounting Standards Board (“SASB”) issued the provisional standard, Real Estate Owners, Developers & Investment Trusts Sustainability Accounting Standard. The provisional standard outlines proposed disclosure topics and accounting metrics for the real estate industry. The recommended energy and water management metrics that best correlate with our industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area, or number of units (for our calculation we use occupied rooms) (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). The energy and water data we use is collected and reviewed by third-parties who compile the data from property utility statements. These metrics enable us to track the effectiveness of water and energy reduction ROI projects.

We reference key aspects and metrics of our sustainability efforts through the Global Reporting Initiative (“GRI”) Index, in accordance with the GRI framework and, beginning in 2015, contracted with a third-party to provide further verification of our energy and water consumption data. The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2013 through 2015, the last three fiscal years for which data is available(1):

(1)

Energy and water metrics relate to our consolidated domestic hotels owned for the entire year presented. The water data excludes one domestic hotel in 2013, 2014 and 2015, as reliable utility data was not available.

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

•	Franchisor/Managers—own a brand or brands and also operate hotels on behalf of the hotel owner or franchisee.
•	Managers—operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel.

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

Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by a number of additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry. A recent source of supply for the industry has been the rapid growth of on-line short-term rentals. However, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. As illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand may increase when there is no new supply or supply may grow when demand is declining.

Our portfolio primarily consists of upper upscale hotels and, accordingly, its performance is best understood in comparison to the upper upscale segment rather than the entire industry. Following the market downturn in 2008 and 2009, new supply within this segment was limited and remained well below historic levels and, as a result, demand increased at a greater rate than supply, leading to RevPAR growth. However, as the market has strengthened, supply has increased, particularly in many of the major urban markets in which we compete. The supply growth rate is expected to continue to increase in 2017. The charts below detail the historical supply, demand and RevPAR growth for the U.S. lodging industry and for the U.S. upper upscale segment for 2012 to 2016 and forecast data for 2017:

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

As of February 20, 2017, our hotels are managed by the following hotel management companies:

Manager	# of hotels	Brands
Marriott International, Inc.	68	Ritz-Carlton®, JW Marriott®, Marriott Marquis®, Marriott®, Courtyard by Marriott®, Residence Inn by Marriott®, W®, Westin®, Sheraton®, Luxury Collection®, St. Regis®
Hyatt Hotels Corporation	8	Grand Hyatt®, Hyatt Regency®
AccorHotels	4	ibis®, Novotel®, Fairmont®, Swissôtel®
HEI Hotels & Resorts	3	Westin®, Sheraton®
Hilton Hotels & Resorts	2	Hilton®, Embassy Suites®
Crestline Hotels & Resorts	2	Marriott®, Hilton®
Sage Hospitality	2	Marriott®, Curio - A Collection by Hilton®
Kokua Hospitality	2	Axiom Hotel®, Hyatt Place®
Destination Hotels	2	Autograph Collection by Marriott®, YVE Hotel Miami®
Davidson Hotels & Resorts	3	Marriott®, Sheraton®, The Don CeSar®
	96

These management agreements can affect the value of the property associated with it based on the pricing and flexibility of the agreement. We often will seek to negotiate the terms of an agreement, including termination rights, in order to provide greater value to the associated asset. In certain instances, such termination rights may only be exercisable after the payment of a fee or upon sale of a property. In other instances, the exercise of such termination rights may be conditioned upon a requirement that the property remain subject to a franchise agreement, or may be limited as to the number of management agreements that can be terminated within a given year. Currently, 31 of our properties include termination rights that provide us with additional flexibility. We have an additional ten properties currently operating under agreements that will end within the next 20 years, with no further extension options exercisable by the manager. See “Performance Termination Rights” and “Special Termination Rights” described below.

General Terms and Provisions – Agreements governing our hotels managed by brand owners (Marriott, Hyatt, Hilton and AccorHotels, above) typically include the terms described below:

•

Term and fees for operational services. The initial term of our management and operating agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our hotels operating under the W®, Westin®, Sheraton®, Luxury Collection® and St. Regis® brands and managed by Marriott following its acquisition of Starwood Hotels & Resorts Worldwide, Inc. on September 23, 2016 (collectively, the “Starwood-Branded Hotels”), the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable to Marriott under a separate license agreement (as described below).

•

License services. In the case of the Starwood-Branded Hotels, operations are governed by separate license agreements addressing matters pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Although the term of these license agreements with Marriott generally is coterminous with the corresponding operating agreements, the license agreements contemplate the potential for continued brand affiliation even in the event of a termination of the operating agreement. As noted above, the Marriott licensors receive compensation in the form of license fees (generally 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales), which amounts supplement the lower base management fee of 1% of gross revenues received by Marriott under the operating agreements.
•

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

•

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

•

Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. In the case of the Starwood-Branded Hotels, our operating agreements contemplate that this reserve account also may be used to fund the cost of certain major repairs and improvements affecting the hotel building (as described below). For certain of our Marriott-managed hotels (excluding the Starwood-Branded Hotels), we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than funds being deposited into separate reserve accounts at each hotel, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly below the amount that would have been maintained otherwise in such separate hotel reserve accounts. For certain of the Starwood-Branded Hotels, the periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers for each hotel, are distributed to us and, as to this pool of hotels, we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels.

•

Building alterations, improvements and renewals. The managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, along with alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition that is consistent with brand standards. We generally have approval rights as to such budgets and expenditures, which we review and approve based on our manager’s recommendations and on our judgment. Expenditures for these major repairs and improvements affecting the hotel building typically are funded directly by owners, although (as noted above) our agreements with Marriott in respect of the Starwood-Branded Hotels contemplate that certain such expenditures may be funded from the reserve account.

•

Treatment of additional owner funding. As additional owner funding becomes necessary either for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at our Marriott-managed hotels (excluding the Starwood-Branded Hotels) is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that is used at the Starwood-Branded Hotels, as well as with certain capital expenditures projects at some of our other Marriott-managed hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For the hotels that are subject to the pooled arrangement described above, the amount of any additional reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

•

Territorial protections. Certain management and operating agreements impose restrictions for a specified period which limit the manager and its affiliates from owning, operating or licensing a hotel of the same brand within a specified area.

The area restrictions vary with each hotel, from city blocks in urban areas to up to a multi-mile radius from the hotel in other areas.
•

Sale of the hotel. Subject to specific agreements as to certain hotels (see below under “Special Termination Rights”), we generally are limited in our ability to sell, lease or otherwise transfer the hotels by the requirement that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•

Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights by us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the operator fails to achieve these specified performance thresholds over a consecutive two-year period, and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.

•

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

In addition to hotels managed by brand owners, we have both branded hotels and non-branded hotels operated by independent managers. Our management agreements with independent managers, while similar in operational scope to agreements with our brand managers, typically have shorter initial terms, no renewal rights, more flexible termination rights, and more limited system-wide services. However, while we have additional flexibility with regard to these operators, certain of those hotels remain subject to underlying franchise or licensing agreements. These franchise or licensing agreements allow us to engage independent managers to operate our hotels under the applicable brand names and to participate in the brands’ reservation and loyalty-rewards systems. Under these agreements, we pay the brand owners a franchise or licensing fee equal to a specified percentage of gross rooms revenues, as well as other system fees and reimbursements. In addition, we are obligated to maintain applicable brand standards at our franchised hotels.

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all of its assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2016. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, through payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2016, non-controlling limited partners held 8.6 million OP units, which were convertible into 8.7 million Host Inc. common shares. Assuming that all OP units held by non-controlling limited partners were converted into common shares, there would have been 746.5 million common shares of Host Inc. outstanding at December 31, 2016.

Our operating structure is as follows:

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. Our TRS are subject to income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in other activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Consolidated Hotel Portfolio

As of February 20, 2017, we owned a portfolio of 96 hotel properties, of which 89 are located in the United States and 7 are located in Australia, Brazil, Canada, and Mexico. Our consolidated hotels located outside the United States collectively contain approximately 2,000 rooms. Approximately 3%, 4%, and 5% of our revenues were attributed to the operations of these foreign properties in 2016, 2015 and 2014, respectively. See Note 15 Geographic and Business Segment Information in our Notes to Consolidated Financial Statements for more information on revenues in the geographic regions in which we operate.

The lodging industry is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Sheraton, Hyatt and Hilton. There also has been a trend towards specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these properties will be operated by an independent third party and either will have no brand affiliation, or will be associated with a major brand, while maintaining the majority of its independent identity (which we refer to as “soft-branded” properties). We have expanded our investments to include six independent and soft-branded properties where we believe it is the best fit for the hotel.

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

Thirty nine of our consolidated hotels, representing approximately 64% of our revenues, have in excess of 500 rooms.  The average age of our properties is 34 years, although substantially all of the properties have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 20, 2017:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott:
Marriott	38	22,974	38.9%
Ritz-Carlton	6	2,403	7.5
Autograph Collection	1	277	0.3
JW Marriott	5	2,221	4.0
W	3	1,390	2.9
St. Regis	1	232	0.5
Luxury Collection	1	643	2.1
Westin	13	6,912	11.9
Sheraton	6	5,418	9.0
Residence Inn	1	299	0.3
Courtyard	1	337	0.3
Hyatt:
Grand Hyatt	3	2,964	5.9
Hyatt Place	1	426	0.6
Hyatt Regency	5	3,421	6.5
Hilton:
Curio	1	391	0.8
Hilton	2	607	0.9
Embassy Suites	1	455	0.7
AccorHotels:
Swissôtel	1	661	1.1
Fairmont	1	450	2.1
ibis	1	256	0.1
Novotel	1	150	0.1
Other/Independent	3	742	0.4
	96	53,629	97%
___________
(1)	Based on our 2016 revenues; sold hotels accounted for the remaining 3% of our revenues. No individual property contributed more than 7% of total revenues in 2016.

By Location. The following table details the location and number of rooms at our consolidated hotels as of February 20, 2017:

Location	Rooms	Location	Rooms
Arizona		Illinois (continued)
Scottsdale Marriott Suites Old Town	243	Chicago Marriott Suites O’Hare	256
Scottsdale Marriott at McDowell Mountains	266	Courtyard Chicago Downtown/River North	337
The Phoenician, A Luxury Collection Resort	643	Embassy Suites by Hilton Chicago Downtown
The Camby Hotel	277	Magnificent Mile	455
The Westin Kierland Resort & Spa	732	Swissôtel Chicago	661
California		The Westin Chicago River North	429
Axiom Hotel	152	Indiana
Coronado Island Marriott Resort & Spa (1)	300	Sheraton Indianapolis Hotel at Keystone Crossing	395
Costa Mesa Marriott	253	The Westin Indianapolis	575
Hyatt Regency San Francisco Airport	789	Louisiana
Manchester Grand Hyatt San Diego (1)	1,628	New Orleans Marriott	1,333
Marina del Rey Marriott (1)	370	Maryland
Marriott Marquis San Diego Marina (1)	1,360	Gaithersburg Marriott Washingtonian Center	284
Newport Beach Marriott Hotel & Spa	532	Massachusetts
Newport Beach Marriott Bayview	254	Boston Marriott Copley Place	1,144
San Francisco Marriott Fisherman’s Wharf	285	Hyatt Regency Cambridge, Overlooking Boston	470
San Francisco Marriott Marquis (1)	1,500	Sheraton Boston Hotel	1,220
San Ramon Marriott (1)	368	The Westin Waltham Boston	351
Santa Clara Marriott (1)	759	Minnesota
Sheraton San Diego Hotel & Marina (1)	1,053	Minneapolis Marriott City Center	583
The Ritz-Carlton, Marina del Rey (1)	304	New Jersey
The Westin Los Angeles Airport (1)	740	Newark Liberty International Airport Marriott (1)	591
The Westin Mission Hills Resort & Spa	512	Sheraton Parsippany Hotel	370
The Westin South Coast Plaza, Costa Mesa (2)	390	New York
Colorado		New York Marriott Downtown	513
Denver Marriott Tech Center	605	New York Marriott Marquis	1,966
Denver Marriott West (1)	305	Sheraton New York Times Square Hotel	1,780
The Westin Denver Downtown	430	The Westin New York Grand Central	774
Florida		W New York	696
Hilton Singer Island Oceanfront/Palm Beaches		W New York – Union Square	270
Resort	223	Ohio
Miami Marriott Biscayne Bay (1)	600	The Westin Cincinnati (1)	456
Orlando World Center Marriott	2,004	Pennsylvania
Tampa Airport Marriott (1)	298	Philadelphia Airport Marriott (1)	419
The Don CeSar	347	The Logan	391
The Ritz-Carlton, Amelia Island	446	Tennessee
The Ritz-Carlton, Naples	450	Sheraton Memphis Downtown	600
The Ritz-Carlton Golf Resort, Naples	295	Texas
YVE Hotel Miami	243	Houston Airport Marriott at George Bush
Georgia		Intercontinental (1) (3)	573
Atlanta Marriott Suites Midtown (1)	254	Houston Marriott Medical Center (1)	395
Grand Hyatt Atlanta in Buckhead	439	JW Marriott Houston	516
JW Marriott Atlanta Buckhead	371	San Antonio Marriott Rivercenter (1)	1,001
The Ritz-Carlton, Buckhead	510	San Antonio Marriott Riverwalk (1)	512
The Westin Buckhead Atlanta	365	The St. Regis Houston	232
Hawaii		Virginia
Fairmont Kea Lani, Maui	450	Hyatt Regency Reston	518
Hyatt Place Waikiki Beach	426	Key Bridge Marriott	582
Hyatt Regency Maui Resort & Spa	806	Residence Inn Arlington Pentagon City	299
Illinois		The Ritz-Carlton, Tysons Corner (1)	398
Chicago Marriott Suites Downers Grove	254	Washington Dulles Airport Marriott (1)	368

Virginia (continued)		Australia
Westfields Marriott Washington Dulles	336	Hilton Melbourne South Wharf (1) (3)	384
Washington		Brazil
The Westin Seattle	891	ibis Rio de Janeiro Parque Olimpico	256
W Seattle	424	JW Marriott Hotel Rio de Janeiro	245
Washington, D.C.		Novotel Rio de Janeiro Parque Olimpico	150
Grand Hyatt Washington	897	Canada
Hyatt Regency Washington on Capitol Hill	838	Calgary Marriott Downtown	388
JW Marriott Washington DC	777	Toronto Marriott Downtown Eaton Centre Hotel (1)	461
The Westin Georgetown, Washington, D.C.	267	Mexico
Washington Marriott at Metro Center	459	JW Marriott Hotel Mexico City (3)	312
		Total	53,629
___________
(1)	The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.

By Market: The following table summarizes the composition of our consolidated hotels as of February 20, 2017 by market based on percentage of 2016 revenues:

	Number	Percentage of
	of Hotels	Revenues (1)
Northeast
Boston	4	6%
New York	8	16%
	12	22%
Mid-Atlantic/Southeast
Washington, D.C.	12	10%
Atlanta	5	3%
Florida	9	11%
	26	24%
Central
Chicago	6	3%
Denver	3	1%
Houston	4	2%
	13	6%
West
Seattle	2	2%
San Francisco	6	7%
Phoenix	5	5%
Los Angeles	7	5%
San Diego	4	9%
Hawaii	3	5%
	27	33%

Other Domestic	11	9%

International
Asia-Pacific	1	1%
Canada	2	1%
Latin America	4	1%
	7	3%
___________	96	97%
(1)	Our disposed hotels accounted for the remaining 3% of our 2016 revenues.

By Class:  We have focused on investing in the upper-upscale and luxury asset classes, as we believe they have broad appeal for both the leisure and business customer. We also may invest in other property types which we believe have the potential for strong demand growth, including urban select service. The following graph summarizes the composition of the 96 hotels in our consolidated portfolio based on the percentage of 2016 revenues represented by our luxury, upper upscale and other categories:

By Type:  Our focus has been on major markets in urban and resort/conference destinations.  The following graph summarizes the composition of the 96 hotels in our consolidated portfolio based on the percentage of 2016 revenues represented by our property type categories:

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 20, 2017, owned, or owned an interest in, 18 hotel properties, as detailed below. The operations of the properties owned by these entities are not consolidated and are included in equity in earnings in our consolidated results of operations. See Part II Item 8. “Financial Statements and Supplementary Data – Note 3. Investments in Affiliates.”

European Joint Venture. We own a general and limited partnership interest in a joint venture in Europe (“Euro JV”) with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund (“APG”), and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). The Euro JV consists of two funds, which we refer to as Euro JV Fund I and Euro JV Fund II, in which we hold an approximate one-third interest through both general and limited partner interests. A subsidiary of Host L.P. acts as the asset manager for the hotels owned by the Euro JV in exchange for a fee. As of February 20, 2017, the Euro JV owns the following hotels:

Hotel	City	Country	Rooms/Units
Fund I:
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	467
Brussels Marriott Hotel Grand Place	Brussels	Belgium	221
Fund I total rooms			1,171

Fund II:
Paris Marriott Rive Gauche Hotel & Conference Center	Paris	France	757
Renaissance Paris La Defense Hotel	Paris	France	327
Renaissance Paris Vendome Hotel	Paris	France	97
Renaissance Amsterdam Hotel	Amsterdam	The Netherlands	402
Le Méridien Piccadilly	London	United Kingdom	283
Sheraton Stockholm Hotel	Stockholm	Sweden	465
Sheraton Berlin Grand Hotel Esplanade	Berlin	Germany	394
Fund II total rooms			2,725
Total European joint venture rooms			3,896

Asia/Pacific Joint Venture. We own a 9% indirect interest through joint ventures (the “Asia/Pacific JV”), which own five operating hotels and two hotels in the final stages of completion in India, totaling 1,750 rooms. The seven hotels in India are or will be operated under the Pullman, Novotel and ibis brands.

Other U.S. Real Estate Investments. Our other domestic real estate investments include the following:

•	We have a non-controlling 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee.
•

We have a non-controlling 67% interest in a joint venture with HV Global Group, a subsidiary of Interval Leisure Group, to operate the Hyatt Ka’anapali Beach, A Hyatt Residence Club, a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa.

•	We have a non-controlling 11% interest in a joint venture that owns the Philadelphia Marriott Downtown following our January 10, 2014 sale of an 89% interest in the property.
•	We have a non-controlling 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort and Spa in Florida.

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Fairmont®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, Autograph Collection®, Curio – A Collection by Hilton®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®, Le Méridien®, Marriott®, Marriott Marquis®, Marriott Suites®, Pullman®, Renaissance®, Sheraton®, Swissôtel® and Westin®. We also may selectively invest in upscale and midscale properties such as Courtyard by Marriott®, Hyatt Place®, ibis®, Novotel® or Residence Inn by Marriott®, particularly in international markets. (1)  While our hotels primarily compete with other hotels in the luxury and upper upscale segments, they also may compete with hotels in other lower-tier segments. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

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

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual property and the region. Hotel sales for our consolidated portfolio averaged approximately 25%, 27%, 24% and 24% for the first, second, third and fourth calendar quarters, respectively, in 2016.

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

Employees

As of February 20, 2017 we had 220 employees, of which 211 work in the United States, including our regional offices in Miami and San Diego. We had 9 employees located in our offices in London and Amsterdam. None of Host’s employees are covered by collective bargaining agreements. The number of employees referenced above does not include the hotel employees of our 4 hotels in Brazil and Australia, which, while technically Host employees, are under the direct supervision and control of our third-party hotel managers. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

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

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information to our earnings releases. We also post to our website copies of investor presentations and we update those presentations periodically, which also contain important information about us. The website has a Governance page in the Our Company section that includes, among other things, copies of our Bylaws, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently include the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of these charters and policies, Host Inc.’s Bylaws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

Item 1A.	Risk Factors

For an enterprise as large and complex as we are, a wide range of factors could materially affect future results and performance. The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Financial Risks and Risks of Operation

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.

The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product (“GDP”). Because lodging industry demand typically follows the general economy, the lodging industry is cyclical and this cyclicality contributes to potentially large fluctuations in our financial condition and results of operations. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations.

In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs of their trips. Consequently, our luxury or upper upscale hotels may be more susceptible to a decrease in revenue during an economic downturn, as compared to hotels in other categories that have lower room rates.  For instance, reductions in overall travel during the recession in 2008 and 2009 significantly affected our results of operations.

Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:

•

the effect on lodging demand of changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth, global economic prospects, consumer confidence and the value of the U.S. dollar;

•

factors that may shape public perception of travel to a particular location, such as natural disasters, weather events, pandemics and outbreaks of contagious diseases such as the Zika virus, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•	risks that the recent travel ban to the United States and proposed immigration policies will suppress international travel to the United States generally;
•

the impact of geopolitical developments outside the U.S., such as the pace of the economic recovery in Europe, the effects of the United Kingdom’s referendum to withdraw from the European Union, the slowing of growth in emerging markets such as China and Brazil, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including with respect to our foreign hotel properties;

•

volatility in global financial and credit markets, and the impact of budget deficits and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, which could materially adversely affect U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

•	operating risks associated with the hotel business, including the effect of increasing operating or labor costs or changes in workplace rules that affect labor costs;
•

the ability of our hotels to compete effectively against other lodging businesses in the highly competitive markets in which we operate in areas such as access, location, quality of accommodations and room rate structures;

•	changes in the desirability of the geographic regions of the hotels in our portfolio or in the travel patterns of hotel customers;
•	changes in taxes and governmental regulations that influence or set wages, hotel employee health care costs, prices, interest rates or construction and maintenance procedures and costs;
•	the ability of third-party internet and other travel intermediaries to attract and retain customers; and
•	decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.

We cannot assure you that adverse changes in the general economy or other circumstances that affect the lodging industry will not have an adverse effect on the hotel revenue or earnings at our properties. A reduction in our revenue or earnings as a result of the above risks may reduce our working capital and revenue, impact our long-term business strategy and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements. In addition, we may incur impairment charges in the future, which charges will affect negatively our results of operations. We can provide no assurance that any impairment loss recognized will not be material to our results of operations.

In addition to general economic conditions affecting the lodging industry, new hotel room supply is an important factor that can affect the lodging industry’s performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn.  Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth.  A reduction or slowdown in the growth of lodging demand or increased growth in lodging supply could result in returns that are substantially below expectations or result in losses which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.

We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times, and on terms reasonably acceptable to us, may affect adversely our business and results of operations.

Since we have elected REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host Inc. to make required distributions are provided by distributions from Host L.P. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

•	price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;
•	changes in market perception of our growth potential, including rating agency downgrades by Moody’s Investors Service, Standard & Poor’s Ratings Services or Fitch Ratings;
•	decreases in our current or estimated future earnings;
•	decreases or fluctuations in the market price of the common stock of Host Inc.;
•	increases in interest rates; and
•	the terms of our existing indebtedness which, under certain circumstances, restrict our incurrence of debt.

The occurrence of any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth and on our results of operations and financial condition.  Potential consequences of disruptions in U.S. and global equity and credit markets and, as a result, an inability for us to access external capital at times, and on terms, reasonably acceptable to us could include:

•	a need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants and shorter maturity;
•	adverse effects on our financial condition and liquidity, and our ability to meet our anticipated requirements for working capital, debt service and capital expenditures;
•	higher costs of capital;
•	an inability to enter into derivative contracts in order to hedge risks associated with changes in interest rates and foreign currency exchange rates; or
•	an inability to execute on our acquisition strategy.

We operate in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale and luxury full-service hotels, including other lodging REITs. Our hotels face strong competition for individual guests, group reservations and conference business from major hospitality chains with well-established and recognized brands as well as from other smaller hotel chains, independent and local hotel owners and operators. We compete for customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have similar or greater commercial and financial resources which allow them to improve their properties in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

We also compete for hotel acquisitions with entities that have similar investment objectives as we do. This competition could limit the number of investment opportunities that we find suitable for our business.  It may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan.

There are inherent risks with investments in real estate, including the relative illiquidity of real estate investments.

Investments in real estate are inherently illiquid and cannot generally be quickly sold.  For this reason, we cannot predict whether we will be able to sell any hotel that we desire to sell for the price or on terms acceptable to us, or the length of time needed to find a willing purchaser and to close on the sale of a hotel. Therefore, we may not be able to vary our portfolio promptly in response to changing economic, financial and investment conditions and dispose of assets at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.

In addition, real estate ownership is subject to various risks, including:

•	government regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;
•	loss in value of real estate due to changes in market conditions or the area in which real estate is located;
•	potential civil liability for accidents or other occurrences on owned or leased properties;
•	the ongoing need for owner-funded capital improvements and expenditures to maintain or upgrade properties;
•	periodic total or partial closures due to renovations and facility improvements;
•	changes in tax laws and property taxes, or an increase in the assessed valuation of a property for real estate tax purposes; and
•	force majeure events, such as earthquakes, floods or other possibly uninsured losses.

We have substantial debt and may incur additional debt.

As of December 31, 2016, we and our subsidiaries had total indebtedness of approximately $3.6 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will be required to raise additional funds through:

•	sales of Host L.P.’s OP units or Host Inc.’s common stock;
•	the incurrence of additional permitted indebtedness by Host L.P.; or
•	sales of our assets.

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

We are, and may in the future become, party to agreements and instruments that place restrictions on us and our subsidiaries.  For instance, the covenants in the documents governing the terms of our senior notes and our credit facility restrict, among other things, our ability to:

•	execute acquisitions, mergers or consolidations, unless the successor entity in such transaction assumes our indebtedness;
•	incur additional debt in excess of certain thresholds and without satisfying certain financial metrics;
•	incur liens securing indebtedness, unless an effective provision is made to secure our other indebtedness by such liens;
•	sell assets without using the proceeds from such sales for certain permitted uses or to make an offer to repay or repurchase outstanding indebtedness;
•

pay dividends on classes and series of Host Inc. capital stock and pay distributions on Host L.P.’s classes of units without satisfying certain financial metrics concerning leverage, fixed charge coverage and unsecured interest coverage; and

•	conduct transactions with affiliates other than on an arm’s length basis and, in certain instances, without obtaining opinions as to the fairness of such transactions.

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

Interest payments for borrowings on our credit facility and the mortgages on certain properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2016, approximately 35% of our debt is subject to floating interest rates.

Rising interest rates also could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. Currently, the majority of our mortgages with floating rates, including mortgages on our joint venture properties, are fully or partially hedged through the use of floating-to-fixed interest rate swaps or interest rate caps. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. Also, as of December 31, 2016, 26 of our hotels are subject to third-party ground leases, which generally require periodic increases in ground rent payments. Our ability to pay these rents could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases.

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

We currently are, and in the future may be, involved in the construction or development of hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. There are risks inherent in any new development, including:

•

We may not obtain the zoning, occupancy and other required governmental permits and authorizations necessary to complete the development. A delay in receiving these approvals could affect adversely the returns we expect to receive.

•	Any new construction involves the possibility of construction delays and cost overruns that may increase project costs.
•	Defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a property to be closed during the period required to rectify the defect.
•	We may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks.
•	Natural or manmade disasters may delay construction or increase construction costs.
•	Risks related to change in economic and market conditions between development commencement and stabilization.
•

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

Any of the above factors could affect adversely our and our partners’ ability to complete the developments on schedule and along the scope that currently is contemplated, or to achieve the intended value of these projects. For these reasons, there can be no assurances as to the value to be realized by us from these transactions or any future similar transactions.

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

The properties managed by Marriott International account for most of our revenues and operating income. Adverse developments in Marriott’s business and affairs or financial condition could have a material adverse effect on us.

On September 23, 2016, Marriott International completed its acquisition of Starwood Hotels and Resorts Worldwide, bringing Starwood’s brands under Marriott’s management. As a result of the merger, approximately 78% of our properties (as measured by revenues) now are managed or franchised by Marriott. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our properties and could have a material adverse effect on us. In addition, the integration of Starwood’s brands under Marriott management may expose us to additional risks and costs at our properties, and will place a significant burden on Marriott’s management and internal resources and the potential for diversion of its attention from the day-to-day business operations of its hotels, including hotels owned by us.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing or supervising, the employees at our properties in Brazil and Australia), we still remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.

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

Our hotels are geographically concentrated in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or threat of a terrorist attack.

The concentration of our hotels in a limited number of large urban cities exposes us to greater risk to local economic or business conditions, changes in hotel supply in these cities, and other conditions than more geographically diversified hotel companies. Hotels in New York, Washington, D.C., San Diego, San Francisco, Boston, Florida, Hawaii, Atlanta, and Los Angeles represented approximately 72% of our 2016 revenues. An economic downturn, an increase in hotel supply in these cities, a natural disaster, a terrorist attack or similar disaster in any one of these cities likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these cities and our overall results of operations. For example, in October 2012, our operations in New York City and other East Coast properties were impacted negatively by Hurricane Sandy.  In 2013, decreased U.S. government demand for hotel rooms (approximately 5% of our business) in markets such as Washington, D.C. had a negative impact on our results of operations.

The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our target markets, may be particularly adversely affected due to concerns about travel safety. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

The ownership of hotels outside the United States will expose us to risks related to owning hotels in those international markets.

As of December 31, 2016, we own directly 7 hotels located outside of the United States. We also are party to a joint venture that owns 10 hotels in Europe and to a joint venture that owns a non-controlling interest in five hotels currently open and two hotels under development in India. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include:

•	risks of non-compliance with varied and unfamiliar employment laws and practices;
•

tax laws, which may provide for income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding tax requirements or other restrictions and which may affect our ability to repatriate non-U.S. earnings in a tax efficient manner;

•	compliance with and unexpected changes in regulatory requirements or monetary policy;
•	the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;
•	rapid adverse changes in local, political, economic and market conditions;
•	the ability to obtain insurance coverage related to terrorist events;
•	changes of interest rates and/or currency exchange rates and hyperinflation or deflation and difficulties in hedging these risks;
•	regulations regarding the incurrence of debt;
•	difficulties involved in managing an organization doing business in many different countries; and
•	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

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

We have made investments in joint ventures and are exploring further investment opportunities in the United States and internationally. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly. We also may sell interests in existing properties to a third party as part of forming a joint venture with the third party. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer also could subject the assets to additional risks as a result of any of the following circumstances:

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

Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute that cash to the joint venture partners due to tax laws or other restrictions on our ability to repatriate non U.S. earnings in a tax efficient manner.  Additionally, in some cases our joint venture partners share control over distributions and may choose to retain capital in the joint venture rather than to distribute it. Because our ability to generate liquidity from our joint ventures depends in part on their ability to distribute capital to us, our failure to receive distributions from our joint ventures could reduce our cash flow return on these investments.

The growth of internet reservation channels could adversely affect our business.

A significant percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our revenues and profitability. Additionally, as intermediary bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies operating our hotels. Also, although internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and also increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from the websites of our hotel managers and increase our cost of sales.

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

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida and Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the manager, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

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

Our third party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels we own and other hotels operated by our third party managers, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems. The risks from these cyber threats are significant. We rely on the security systems of our managers to protect proprietary and customer information from these threats. Any compromise of our managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels we own that are managed by them, in increased costs and in potential litigation and liability. All of our major hotel management companies and a majority of our third party operators maintain insurance against cyber threats. However, these policies provide varying limits and may be subject to sub limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, could result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our business, financial condition and results of operations.

In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and subject us to liability claims or regulatory penalties which could be significant and we do not currently insure against these losses.

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

Currency exchange rate fluctuations could affect our results of operations and financial position. We generate revenue and expenses in such foreign currencies as the Euro, the Canadian dollar, the Mexican peso, the Australian dollar, the British pound sterling, the Swedish krona, the Brazilian real and the Indian rupee. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate entirely that risk. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in that same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts to U.S. dollars can result in an increase or decrease in the amount of our revenues or earnings.

Similarly, changes in the exchange rates of foreign currencies against the U.S. dollar can result in increases or decreases in demand at our U.S. properties from international travelers coming to the United States. Because of the concentration of our hotels in major U.S. cities, we may have more exposure to fluctuations in international travel to the United States than other lodging companies without investments located as heavily in these markets.

Applicable REIT laws may restrict certain business activities.

As a REIT, Host Inc. is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

Environmental problems are possible and can be costly.

Our properties are subject to requirements and potential liabilities under various foreign and U.S. federal, state and local environmental laws, ordinances and regulations. Unidentified environmental liabilities could arise and have a material adverse effect on our financial condition and performance. Additionally, even after we have sold a property, we may be liable for environmental liabilities that occurred during our ownership. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may be required to pay a governmental entity or third parties for property damage, and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of toxic or hazardous substances. These laws require that owners or operators of buildings properly manage and maintain these substances and notify and train those who may come into contact with them and undertake special precautions. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to toxic or hazardous materials.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our coastal markets also could experience increases in storm intensity and rising sea-levels causing damage to our properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those properties to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.  Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our properties, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Compliance with other government regulations can be costly.

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons. These laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. A determination that we are not in compliance with the ADA or other laws and regulations could result in a court order to bring the hotel into compliance, imposition of civil penalties in cases brought by the Justice Department, or an award of attorneys’ fees to private litigants. Compliance with the ADA and other laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

In addition, the operations of our international properties are subject to a variety of United States and international laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). We have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we cannot assure that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international properties might be subject and the manner in which existing laws might be administered or interpreted.

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

•

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

•

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

o

“business combination” provisions that, subject to limitations, prohibit certain business combinations between a corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the corporation’s then outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

o

“control share” provisions that provide that holders of “control shares” of a corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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

•

Certain charter amendments. Host Inc.’s charter contains provisions relating to restrictions on transfer and ownership of Host Inc.’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and others, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host Inc.’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Other charter amendments generally require approval of the Board and the affirmative vote of holders of a majority of the votes entitled to be cast on the matter. These provisions may make it more difficult to amend Host Inc.’s charter to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host Inc. common stock, without the approval of the Board of Directors.

Shares of Host Inc.’s common stock that are or become available for sale could affect the share price of Host Inc.’s common stock.

We have in the past and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2016, there are approximately 8.6 million Host LP OP units outstanding owned by third parties that are redeemable, which represents approximately 1% of all outstanding units. Further, a substantial number of shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. As of December 31, 2016, we  maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2016, there were approximately 14 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan and 1.3 million outstanding options exercisable with a weighted average exercise price of $17.78 per share.

Our earnings and cash distributions will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and secondarily is based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may impact negatively the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would affect adversely the market price of Host Inc.’s common stock. Additionally, as a result of the 2016 U.S. elections and ongoing activity in the U.S. Congress relating to tax reform proposals, there is a heightened possibility of significant changes to U.S. federal tax laws, including the possibility of lower corporate tax rates, which may make investments in REITs relatively less attractive than they currently are.

Federal Income Tax Risks

Adverse tax consequences would occur if Host Inc. or its subsidiary REIT fails to qualify as a REIT.

We believe that Host Inc. has been organized and has operated in such a manner as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., one entity that has elected to be treated as a REIT. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that Host Inc.’s subsidiary REIT qualifies as a REIT or will continue to qualify as a REIT. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate tax rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

To qualify as a REIT, Host Inc. is required to satisfy several asset and gross income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which assets are not susceptible to a precise determination of fair market value, and for which we will not obtain independent appraisals. Our compliance with the REIT gross income and quarterly asset test requirements also depends upon our ability to successfully manage the composition of our gross income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our hotel leases, interests in subsidiaries, or interests in the securities of other issuers will not cause a violation of the REIT gross income and asset test requirements.

Any determination that Host Inc. or its subsidiary REIT does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which the relevant entity does not qualify as a REIT would reduce its cash flow available for investment, debt service or distributions to stockholders. Furthermore, the entity not qualifying as a REIT no longer would be required to make distributions to its stockholders as a condition to REIT qualification and any distributions made to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on dividends at capital gain tax rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” Host Inc. will fail to qualify as a REIT.

Each hotel with respect to which our TRS pays rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who legally is authorized to engage in such business at or in connection with such facility. We believe that all of the hotels leased to our TRS are qualified lodging facilities. However, the REIT provisions of the Code provide only limited guidance for making determinations of whether a hotel is considered a qualified lodging facility, and there can be no assurance that our hotels will be so considered in all cases.

If our hotel managers do not qualify as “eligible independent contractors”, Host Inc. and our subsidiary REIT likely will fail to qualify as a REIT for federal income tax purposes. Each of the hotel management companies that enters into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS to be qualifying gross income for the REIT gross income test requirements. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager cannot own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the hotel manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such hotel managers that are publicly traded, only owners of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% ownership thresholds. Although we monitor ownership of our shares by our hotel managers and their owners, and certain provisions of our charter are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership limits will not be exceeded.

The size of our TRS is limited and our transactions with our TRS will cause us to be subject to a 100% excise tax on certain income or deductions if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the equity interests of an entity that is a corporation for federal income tax purposes if the entity is a TRS. A TRS may hold assets and earn gross income that would not be considered as qualifying assets or as qualifying gross income if held or earned directly by a REIT, including gross operating income from hotel operations. Both the REIT and its corporate subsidiary must jointly elect to treat such corporate subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of its stock automatically will be treated as a TRS. Overall, no more than 25% (20% for tax years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT in order to assure that the TRS is subject to an appropriate level of corporate income taxation.

Our TRS will pay federal income tax and applicable state and local income tax and, if applicable, foreign income tax on its taxable income. Its after-tax net income will be available for distribution to us, but it is not required to be so distributed. We believe that the aggregate value of the stock and securities of our TRS has been and will continue to be less than 25% (20% for tax years beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the 25% (20% for tax years beginning after December 31, 2017) value limitation discussed above.

Rent paid to us by our TRS may not be based on net income or profits in order for such rents to qualify as “rent from real property.” We receive “percentage rent” from our TRS that is calculated based on the gross revenues of the hotels subject to leases - not on net income or profits. If the IRS determines that the rent paid pursuant to our leases with our TRS are excessive, the deductibility thereof by the TRS may be challenged, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent that such rent exceeds an arm’s-length amount. Recently enacted legislation has expanded the items subject to this 100% excise tax for tax years beginning on or after January 1, 2016. We believe that our rent and other transactions between our REITs and their TRS are based on arm’s-length amounts and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

Despite the REIT status of each of Host Inc. and its subsidiary REIT, we remain subject to various taxes.

Notwithstanding Host Inc.’s status as a REIT, Host Inc. and our subsidiaries (including our subsidiary REIT) are subject to federal, state, local and foreign taxes on their net income, gross receipts, and property, in certain cases. Host L.P. is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host Inc.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that remain unresolved.

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

None.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 20, 2017. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	78

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

James F. Risoleo President, Chief Executive Officer and Director	61

James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions.  He has served in various capacities with the company including Executive Vice President and Chief Investment Officer, Managing Director of the company's European and West Coast investment activities and culminating in his service as President and Chief Executive Officer beginning in January 2017.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	58	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz B. Abji Executive Vice President, Asset Management	63

Minaz B. Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998. In January 2017, Mr. Abji announced his retirement as Executive Vice President effective April 30, 2017. Mr. Abji will continue as a senior advisor to the company through October 30, 2017.

Joanne G. Hamilton Executive Vice President, Human Resources	59

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

Gregory J. Larson Executive Vice President, Chief Financial Officer	52

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

Nathan S. Tyrrell Executive Vice President, Investments	44

Nathan S. Tyrrell joined our finance department in 2005.  He became Treasurer in February 2010. In 2015, he was named Managing Director of investment activities for the East Coast and in 2017 was promoted to Executive Vice President, Investments, responsible for all of the company’s investment activities.

Michael E. Lentz Managing Director, Global Development, Design & Construction	53

Michael E. Lentz joined our company in March 2016. Prior to joining us, Mr. Lentz was Senior Vice President of Global Development for Las Vegas Sands Corp. from 2011 to 2016 and before that was the Vice President of Project Development with Walt Disney Imagineering for 20 years.

Brian G. Macnamara Senior Vice President, Corporate Controller	57

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

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Host Inc.’s common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2015
1st Quarter	$24.14	$20.04	$0.20
2nd Quarter	20.73	19.40	0.20
3rd Quarter	21.29	15.39	0.20
4th Quarter	17.85	15.20	0.20

	Stock Price		Dividends Declared Per Share
	High	Low
2016
1st Quarter	$16.97	$12.82	$0.20
2nd Quarter	16.95	14.58	0.20
3rd Quarter	18.37	15.57	0.20
4th Quarter	19.18	14.83	0.25

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

As of February 20, 2017, there were 20,071 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 20, 2017, there were 1,364 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc.’s common stock.

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

Comparison of Five-Year Cumulative Stockholder Returns 2011 – 2016

	2011	2012	2013	2014	2015	2016
Host Hotels & Resorts, Inc.	$100.00	$108.13	$137.68	$174.20	$117.59	$152.12
NAREIT Equity Index	$100.00	$119.70	$123.12	$157.63	$162.08	$176.07
S&P 500 Index	$100.00	$116.00	$153.56	$174.60	$177.01	$198.18

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2016 Host Inc. Purchases of Equity Securities

The purchases reflected below were made under a program to repurchase up to $500 million of common stock announced on October 29, 2015. The program expired on December 31, 2016.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2016 – October 31, 2016	—	—	—	$117.3
November 1, 2016 – November 30, 2016	747,900	$15.82	747,900	105.5
December 1, 2016 – December 31, 2016	—	—	—	—
Total	747,900	$15.82	747,900	$—

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. The following table sets forth, for the fiscal periods indicated, Host L.P.’s distributions declared per common OP unit:

	Distributions Declared Per Common Unit
	2015	2016
1st Quarter	$0.2043	$0.2043
2nd Quarter	0.2043	0.2043
3rd Quarter	0.2043	0.2043
4th Quarter	0.2043	0.2554

The number of holders of record of Host L.P.’s common OP units on February 20, 2017 was 1,364. The number of outstanding common OP units as of February 20, 2017 was 732,232,279 of which 723,695,943 were owned by Host Inc. Under the terms of certain of our senior notes and the credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. In addition, under the terms of Host L.P.’s preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid on our preferred OP units. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and Part I Item 1A. “Risk Factors—Financial Risks and Risks of Operation— The terms of our indebtedness and preferred units place restrictions on us and our subsidiaries and these restrictions reduce our operational flexibility and create default risks.”

Fourth Quarter 2016 Host L.P. Purchases of Equity Securities

Period	Total Number of OP Units Purchased		Average Price Paid Per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1, 2016 — October 31, 2016	87,267	*	1.021494 shares of Host Inc. Common Stock	—	—
November 1, 2016 — November 30, 2016	749,238	**	1.021494 shares of Host Inc. Common Stock	—	—
December 1, 2016 — December 31, 2016	49,000	*	1.021494 shares of Host Inc. Common Stock	—	—
Total	885,505			—	—

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.
**

Reflects (1) 732,162 common OP units repurchased to fund the repurchase by Host Inc. of 747,900 shares of common stock as part of its publicly announced share repurchase program, and (2) 17,076 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, Inc. for the five years ended December 31, 2016 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2016	2015	2014	2013	2012
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,430	$5,350	5,321	$5,134	$5,030
Income (loss) from continuing operations	771	565	741	206	(10)
Income from discontinued operations, net of tax (1)	—	—	—	115	71
Net income	771	565	741	321	61
Net income attributable to Host Hotels & Resorts, Inc.	762	558	732	317	61
Basic earnings (loss) per common share:
Continuing operations	1.03	.74	.97	.27	(.01)
Discontinued operations (1)	—	—	—	.16	.09
Basic earnings per common share	1.03	.74	.97	.43	.08
Diluted earnings (loss) per common share:
Continuing operations	1.02	.74	.96	.27	(.01)
Discontinued operations (1)	—	—	—	.15	.09
Diluted earnings per common share	1.02	.74	.96	.42	.08
Dividends declared per common share	.85	.80	.75	.46	.30
Balance Sheet Data:
Total assets	$11,408	$11,656	$12,043	$12,642	$12,824
Debt	3,649	3,867	3,807	4,569	5,224
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

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, L.P. for the five years ended December 31, 2016 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2016	2015	2014	2013	2012
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,430	$5,350	$5,321	$5,134	$5,030
Income (loss) from continuing operations	771	565	741	206	(10)
Income from discontinued operations, net of tax (1)	—	—	—	115	71
Net income	771	565	741	321	61
Net income attributable to Host Hotels & Resorts, L.P.	771	565	741	321	62
Basic earnings (loss) per common unit:
Continuing operations	1.05	.76	.99	.28	(.01)
Discontinued operations (1)	—	—	—	.15	.10
Basic earnings per common unit	1.05	.76	.99	.43	.09
Diluted earnings (loss) per common unit:
Continuing operations	1.05	.76	.99	.28	(.01)
Discontinued operations (1)	—	—	—	.15	.10
Diluted earnings per common unit	1.05	.76	.99	.43	.09
Distributions declared per common unit	.868	.817	.766	.470	.306
Balance Sheet Data:
Total assets	$11,408	$11,656	$12,043	$12,642	$12,824
Debt	3,649	3,867	3,807	4,569	5,224
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

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2016. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotel properties. As of February 20, 2017, we own 96 hotels in the United States and internationally and have minority ownership interests in an additional 18 hotels through joint ventures in the United States, Europe and the Asia/Pacific region. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. The majority are located in central business districts of major cities, near airports and in resort/conference destinations.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 60%, 35%, and 5%, respectively, of our 2016 room sales. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than trends in leisure demand. For a discussion of our customer categories, see “ – Our Customers”.

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

Operations from our domestic portfolio account for approximately 97% of our total revenues and 3% relate to our international hotels. The following table presents the components of our hotel revenue as a percentage of our total revenue:

		% of 2016 Revenues
•	Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	64%

•	Food and beverage revenue. Food & beverage revenues consist of revenues from group functions, which may include banquet revenue and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our properties.	30%

•	Other revenue. Occupancy, the nature of the property (e.g., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as attrition and cancellation, parking, golf course, spa, entertainment and other guest services. This category also includes retail and apartment rental revenue.	6%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2016 Operating Costs and Expenses
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

•

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

•

Comparable Hotel EBITDA. Hotel EBITDA measures property-level results before debt service, depreciation and corporate expenses (as this is a property level measure) and is a supplemental measure of aggregate property-level profitability. We use Hotel EBITDA and associated margins to evaluate the profitability of our comparable hotels.

•

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

Summary of 2016 Operating Results

The following table reflects certain line items from our audited statements of operations and the significant operating statistics for the three years ended December 31, 2016 (in millions, except per share and hotel statistics):

Historical Income Statement Data:

			Change			Change
	2016	2015	2015 to 2016		2014	2014 to 2015
Total revenues	$5,430	$5,350	1.5%		$5,321	0.5%
Net income	771	565	36.5%		741	(23.8)%
Operating profit	684	631	8.4%		694	(9.1)%
Operating profit margin under GAAP	12.6%	11.8%	80	bps	13.0%	(120	bps)
Adjusted EBITDA	$1,471	$1,409	4.4%		$1,402	0.5%

Diluted earnings per share	$1.02	$.74	37.8%		$.96	(22.9)%
NAREIT FFO per diluted share	1.69	1.49	13.4%		1.57	(5.1)%
Adjusted FFO per diluted share	1.69	1.54	9.7%		1.50	2.7%

Comparable Hotel Data:

	2016 Comparable Hotels (1)				2015 Comparable Hotels (1)
			Change				Change
	2016	2015	2015 to 2016		2015	2014	2014 to 2015
Comparable hotel revenues	$4,908	$4,776	2.8%		$4,977	$4,825	3.2%
Comparable hotel EBITDA	1,364	1,289	5.8%		1,345	1,294	3.9%
Comparable hotel EBITDA margin	27.8%	27.0%	80	bps	27.0%	26.8%	20	bps
Change in comparable hotel RevPAR - Constant US$ (2)	2.7%				3.7%
Change in comparable hotel RevPAR - Nominal US$ (2)	2.5%				2.9%
Change in comparable domestic RevPAR	2.5%				3.8%
Change in comparable international RevPAR - Constant US$ (2)	7.8%				2.2%
___________
(1)

Comparable hotel operating statistics for 2016 and 2015 are based on 88 comparable hotels as of December 31, 2016, while the comparable hotel operating statistics for 2015 and 2014 are based on 95 comparable hotels as of December 31, 2015.

(2)	For a discussion of our constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Revenue per Available Room

In 2016, on a constant US$ basis, RevPAR at our comparable hotels increased 2.7% compared to 2015, representing the seventh consecutive year of positive RevPAR growth. Throughout the year, increased group and leisure business helped push occupancy to near record levels for our Company. However, reduced corporate profits and political and economic uncertainty led to a slowdown in corporate transient demand, limiting growth in average rates, as the business mix shifted from higher-rated corporate demand to lower-rated discount business. During the first half of the year, we also benefited from less disruption from renovations at several of our comparable properties. At the same time, supply growth exceeded historic cumulative average growth, particularly in many of our major markets, including New York, Houston and Boston. Softening inbound travel from international markets due to the relative strength of the U.S. dollar also put pressure on demand in our major markets. These trends, coupled with increased price transparency from online travel agencies, have inhibited room rate growth.

RevPAR growth in 2016 was both rate and occupancy driven, as room rates improved 1.0% on a constant US$ basis and occupancy improved 130 basis points to 78.5%. Group revenue increased 4.5%, driven by a 2.1% increase in room nights coupled with a 2.4% increase in rates. Meanwhile, transient demand was hampered by softening business travel and reduced international travel. Transient revenues increased 1.2% for the year driven by a 0.7% increase in average rate and a 0.5% increase in room nights sold.

Comparable RevPAR at our domestic portfolio increased 2.5% for the year, driven by a 130 basis point improvement in occupancy and a 0.8% improvement in room rates. Los Angeles, Washington, D.C., and San Diego led our domestic portfolio with RevPAR increases of 8.8%, 6.7%, and 5.5%, respectively, driven by improvements in both occupancy and room rates in each of the markets. Our New York and Houston markets lagged the portfolio with RevPAR decreases of 3.0% and 1.1%, respectively, during the year primarily due to the recent influx of new supply, the impact of which will continue into 2017.

On a constant US$ basis, RevPAR at our comparable consolidated international hotels outperformed our portfolio in 2016 with an increase of 7.8%, led by our Latin American properties, which recorded a 15.2% increase in RevPAR. Our Rio de Janeiro properties benefited from the 2016 Olympics and Paralympics, while the JW Marriott Hotel Mexico City also experienced strong improvement in average rate. Our Canadian properties outperformed driven by increased group business in both Calgary and Toronto. Comparable RevPAR in constant euros for the unconsolidated Euro JV properties decreased 2.0% for the year. The decrease was due to slow economic growth and an uncertain political climate that reduced demand, particularly at the joint venture’s properties in Brussels and Paris, where operations have yet to return to levels seen prior to the terrorist attacks in those cities.

Rooms

Total rooms revenues increased 0.8% for the full year, reflecting the 2.7% increase in comparable RevPAR on a constant dollar basis, partially offset by lost revenue from our 2016 and 2015 hotel dispositions and currency translation effects for our international properties. Total room expenses decreased by 1.0%, primarily reflecting hotel sales as well as our focus on cost controls. Comparable room revenues increased 2.9% for the full year, while comparable room expenses increased only 1.4%, as operators were able to drive profitability through improved productivity.

Food and Beverage

Food and beverage revenues increased 2.0% for 2016, reflecting the 1.7% increase at our comparable hotels. The increase was driven primarily by growth in banquet and audio visual revenues, which provide higher overall operating margins than outlet revenue, as catered functions generally are more profitable. Total food and beverage expenses and comparable hotel food and beverage expenses increased a moderate 0.4% and 0.3%, respectively, which allowed for strong profitability growth.

Operating Profit

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 80 basis points for the full year 2016. These operating margins are affected significantly by several items, including dispositions, depreciation, and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, also increased 80 basis points to 27.8%. The improvements in both GAAP operating profit margins and comparable hotel EBITDA margins were driven by improvement in higher margin group business throughout the year, coupled with increases in attrition and cancellation fees, decreases in utility and insurance costs and the ability of our operators to improve productivity. We have focused on improving productivity at some of our largest hotels over the past two years by initiating time and motion studies. These studies have resulted in hotel managers establishing tighter labor model standards and improved and expanded forecasting tools, which allow managers to more effectively schedule labor based on demand and to minimize excess staffing, thereby reducing costs.

Net Income, Adjusted EBITDA and Adjusted FFO per Diluted Share

Net income for Host Inc. increased $206 million in 2016 to $771 million due primarily to the improvements in operations, a $158 million increase in gains on dispositions, and a decrease in interest expense, including a decrease of $41 million of debt extinguishment costs, partially offset by an increase in income tax expense and a decline in equity in earnings of affiliates, as the Euro JV sold nine hotels in 2015. We also recorded a gain of $12 million for proceeds received for the disruption of operations at the New Orleans Marriott caused by the 2010 Deepwater Horizon oil spill. As a result, Host Inc.’s diluted income per common share improved 37.8% to $1.02. Adjusted FFO per Diluted Share, which excludes gains on dispositions, debt extinguishment costs, and other real estate transactions, including depreciation, increased 9.7% to $1.69 per share. Net income, NAREIT and Adjusted FFO and the related per share measures benefited from the following:

•

Adjusted EBITDA increased $62 million to $1,471 million, reflecting improvement in hotel operations, despite a net reduction due to property transactions, including the European joint venture’s 2015 hotel dispositions;

•	Per share measures improved due to the purchase of 52 million shares during 2016 and 2015. The anti-dilutive effect of these purchases is computed on a weighted average basis.

The trends and transactions described above for Host Inc. affected Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the outside partners of Host L.P. For the year, Host L.P.’s net income increased $206 million to $771 million, and the diluted income per common unit increased 38.2% to $1.05 per common unit.

2017 Outlook

There is cautious optimism for the United States economy in 2017. In 2016, GDP growth slowed to approximately 1.6% while business investment declined slightly as uncertainty weighed on confidence and corporate demand. However, several economic indicators, including improving corporate profitability and strengthening consumer confidence, point to the potential for continued and possibly stronger growth this year.  Additionally, the new administration and Congress have signaled or proposed several initiatives, such as a decrease in corporate taxation, lower regulatory burdens and an increase in infrastructure spending that may result in increased business investment, although the timing of any increases remains uncertain.  At the same time, there is an expectation that U.S. monetary policy will tighten in 2017, leading to an increase in interest rates and further strengthening for the U.S. dollar, which could lead to continued softening of international travel to the United States.

Based on these trends, we anticipate that U.S. travel demand will remain stable in the near-term. Strengthening consumer confidence and strong employment numbers have the potential to buoy the transient travel segment. Additionally, demand for our lodging portfolio of upper-upscale properties in major markets is highly correlated to business investment, which we anticipate will strengthen in 2017. However, supply growth significantly accelerated in 2016, and this trend is expected to continue into 2017. In particular, the markets in which we own a significant number of our hotels have experienced above-average supply growth during this cycle. The continued increase in supply will limit our managers’ ability to grow room rate in the near-term and could lead to slight declines in occupancy. Additionally, rate growth is inhibited by the increasing popularity of online sharing sites such as Airbnb as well as online booking sites which increase price transparency.

As a result of these trends, we anticipate that we will continue to experience high levels of occupancy in 2017. In January 2017, comparable RevPAR increased 7.4% for the month, on a constant U.S. dollar basis, primarily driven by the performance of the Washington, D.C. market, which benefited from the Presidential inauguration and Women’s March. However, the continued pressures from increased supply are expected to inhibit rate growth, leading to limited RevPAR improvement for the remainder of the year. As a result, we anticipate RevPAR growth for our comparable hotels on a constant dollar basis of between 0.0% and 2.0% for the full year 2017. Additionally, comparisons between our 2016 and 2017 results will be affected by our recent dispositions, as in 2016 we recognized revenues of $166 million, net income (excluding gain on sale) of $21 million, and Adjusted EBITDA of $37 million for the ten properties sold in 2016 and one property sold year-to-date 2017.

As noted above, the current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See Part I Item 1A. “Risk Factors.”

Strategic Initiatives

We have executed on nearly $500 million of asset dispositions in 2016, and another $172 million through February 20, 2017. We also were able to complete several value enhancement, redevelopment and return on investment initiatives. The proceeds generated from our hotel dispositions, coupled with cash from operations, allowed us to distribute a total of $814 million to our stockholders through common dividends and common stock repurchases. Subsequent to year end we acquired the Don CeSar for $214 million.

For 2017, we intend to continue our disciplined approach to capital allocation to strengthen our portfolio and deliver stockholder value. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale, luxury, and high-quality select-service properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value. At the same time, we will opportunistically sell assets. We also continue to critically analyze our portfolio to take advantage of the inherent value of our real estate holdings for its highest and best use, such as the 2016 acquisition of the ground lease at our Key Bridge Marriott, located along the Potomac River overlooking Washington, D.C. We anticipate that the level of capital intensive redevelopment projects will decline compared to 2016. We intend to deliver value to our stockholders through a meaningful dividend, and, depending on market conditions, may also execute on our recently authorized 2017 stock repurchase program, while looking to maintain our investment grade rating.

Portfolio

Acquisitions.  In July 2016, we purchased the ground lease at the Key Bridge Marriott for $54 million. The land is located along the Potomac River, overlooking Washington, D.C., and we currently are exploring further development and value enhancement opportunities for the asset.

On February 16, 2017, we purchased The Don CeSar and the related Beach House Suites in St. Pete Beach, Florida for $214 million and selected Davidson Hotels & Resorts as manager. The hotel has been recognized for excellence by Historic Hotels of America, with 347 rooms and suites along the Florida Gulf coast, award-winning dining options and over 38,000 square feet of meeting space.

  Dispositions.  We continue to strategically dispose of assets that we believe will experience lower growth and/or higher capital expenditures requirements. During 2016, we disposed of 10 properties for proceeds of approximately $467 million and recorded a gain on sale of $243 million. Since we announced our strategy to exit the Asia-Pacific market in September 2015, we have sold all seven of our New Zealand hotels for a total of approximately NZ$257 million ($174 million), including the repayment of NZ$105 million ($72 million) of mortgage debt. Subsequent to year end, we sold the JW Marriott Desert Springs Resort & Spa for $172 million, including the $12 million FF&E fund retained at the hotel.

Capital Investments

Value Enhancement. We intend to enhance the value of our portfolio by identifying and executing strategies to achieve the highest and best use of all aspects of our properties. This initiative may include new relationships with independent operators that may be an improved fit for smaller or unique properties, extending ground leases, and developing or disposing of underutilized land connected to our properties. During 2016, we reached an agreement to franchise the Westin Cincinnati and selected HEI Hotels & Resorts as the operator. Including the selection of independent managers at six of our properties in 2015, we currently have 16 third-party managed hotels in our consolidated and joint venture portfolio.

Capital Expenditures Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. Capital expenditures have totaled approximately $2.7 billion over the past five years and, as a result, we believe that our properties are in a strong competitive position relative to their market competitors. During 2016, we completed renovations to 5,000 guestrooms, approximately 385,000 square feet of meeting space and approximately 182,000 square feet of public space.

•

Redevelopment and Return on Investment Expenditures. These projects are designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable location of our properties. Approximately $226 million was spent on redevelopment and return on investment projects during 2016 compared to $275 million in 2015. Significant projects included the following:

o

Hyatt Regency San Francisco Airport – We completed a comprehensive renovation of all of the guestrooms and over 60,000 square feet of meeting and public space, including the renovation and conversion of a restaurant into an additional 15,000 square feet of meeting space.

o

Denver Marriott Tech Center – A transformational renovation, including newly designed guestrooms, additional meeting and public space, and a new concept restaurant. The project includes sustainability features such as LED lighting in guestrooms and public spaces, new energy-efficient HVAC units in guestrooms and high efficiency hot water and boiler plant upgrades.

o

The Phoenician - The significant renovation project is expected to be completed over a two-year period. The first phase, completed in 2016, included a redesign of the guest rooms and canyon suites and updates to the façade. The second phase is expected to be completed in 2017 and includes a complete redesign and renovation of the main public areas, pools, restaurant and newly constructed spa and fitness building.

o

Marriott Marquis San Diego Marina –The property now features 280,000 square feet of meeting space following completion of the construction of a 152,000 square foot exhibit hall encompassing ballrooms, grand foyers and outdoor event space overlooking the marina.

For 2017, we expect to spend between $90 million and $115 million for redevelopment and ROI projects, representing a 54% decrease from 2016.

•

Renewal and Replacement Capital Expenditures. We spent $293 million and $383 million on renewal and replacement expenditures during 2016 and 2015, respectively. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Projects that were completed during 2016 included rooms renovations at The Ritz-Carlton, Marina del Rey, Houston Marriott Medical Center, Coronado Island Marriott Resort & Spa, W Seattle and The Ritz-Carlton, Tysons Corner. We also renovated a 40,000 square foot ballroom at the Hyatt Regency Reston, the ballroom at Marina del Rey Marriott and a restaurant at each of the Manchester Grand Hyatt San Diego and The Ritz-Carlton, Amelia Island. At the Hyatt Regency Maui Resort & Spa, we renovated over 65,000 square feet of meeting and public space, including a restaurant, the ballroom and event lawn.

We expect that our investment in renewal and replacement expenditures in 2017 will total approximately $275 million to $300 million. These projects will include phase two of a rooms renovation at the Toronto Marriott Downtown Eaton Centre Hotel, a rooms renovation at San Francisco Marriott Fisherman’s Wharf, meeting space renovations at JW Marriott Atlanta Buckhead and a ballroom renovation at New Orleans Marriott.

Return of capital

Stock Repurchase Program and Dividends. Host Inc.’s Board of Directors authorized a new stock repurchase program for 2017 under which we can repurchase up to $500 million of common stock. The common stock may be purchased from time to time, depending upon market conditions, and repurchases may be made in the open market or through privately negotiated transactions or by other means, including through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The number of shares to be purchased also will depend upon operating results, funds generated by sales activity, dividends that may be required by those sales and investment options that may be available, including reinvesting in the portfolio or acquiring new hotels, as well as maintaining our strong leverage position. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. The program replaces the previous stock repurchase program that expired on December 31, 2016. During 2016, we repurchased 13.8 million shares at an average price of $15.79 for a total purchase price of approximately $218 million. Approximately 0.7 million of the purchases were in the fourth quarter at an average price of $15.82 per share.

During 2016, Host Inc.’s Board of Directors declared dividends of $0.85 per share with respect to Host Inc.’s common stock, an increase of 6.3% over the prior year. Accordingly, Host L.P. made a distribution of $0.868270 per unit with respect to its common OP units for 2016. On February 21, 2017, the Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend will be paid on April 17, 2017, to stockholders of record on March 31, 2017. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

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

Financing transactions

We executed successfully on our strategy to decrease our leverage as measured by our net debt to EBITDA ratio and to reduce our debt service obligations, leading to an increase in our interest coverage and fixed charge coverage ratios and an investment grade rating for Host L.P.’s senior notes. These improvements were due to stronger operations, successful acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and the repayment and refinancing of debt in order to extend maturity dates and obtain lower interest rates.

During 2016, we repaid $137 million of mortgage debt and had net repayments under the revolver portion of our credit facility of $82 million. At December 31, 2016, our weighted average interest rate is 3.8% and our weighted average debt maturity is 5.2 years. We have a debt balance of $3.6 billion and a balanced maturity schedule wherein not more than 23% of our outstanding debt, representing 4% of our U.S. GAAP gross asset value, is due in any given year. Assuming the exercise of credit facility extensions, we have no significant debt maturities until 2019.

The following graph summarizes our aggregate debt maturities as of February 21, 2017:

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

Results of Operations

The following table reflects certain line items from our audited statements of operations for the three years ended December 31, 2016 (in millions, except percentages):

			Change		Change
	2016	2015	2015 to 2016	2014	2014 to 2015
Total revenues	$5,430	$5,350	1.5%	$5,321	0.5%
Operating costs and expenses:
Property-level costs (1)	4,655	4,627	0.6	4,594	0.7
Corporate and other expenses(2)	106	94	12.8	43	118.6
Gain on insurance and business interruption settlements	15	2	650.0	10	(80.0)
Operating profit	684	631	8.4	694	(9.1)
Interest expense	154	227	(32.2)	207	9.7
Gain on sale of assets	253	95	166.3	236	(59.7)
Provision for income taxes	40	9	344.4	14	(35.7)

Host Inc.:
Net income attributable to non- controlling interests	9	7	28.6	9	(22.2)
Net income attributable to Host Inc.	762	558	36.6	732	(23.8)

Host L.P.:
Net loss attributable to non- controlling interests	—	—	—	—	—
Net income attributable to Host L.P.	771	565	36.5	741	(23.8)
___________
(1)	Amounts represent total operating costs and expenses from our consolidated statements of operations, less corporate and other expenses and the gain on insurance and business interruption settlements.
(2)	2014 includes the reversal of the $69 million loss contingency related to the San Antonio Rivercenter litigation.

N/M=Not Meaningful

Statement of Operations Results and Trends

For 2016 and 2015, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) had a significant impact on year-over-year comparisons. Our operations were affected by the sale of ten hotels in 2016, eight hotels in 2015 and five hotels in 2014. These dispositions were partially offset by the acquisition or new development of five hotels during this timeframe: The Phoenician acquired in June 2015, the Axiom Hotel acquired in January 2014, the YVE Hotel Miami acquired in August 2014 and the ibis and Novotel Rio de Janeiro Parque Olimpico hotels, which opened in the fourth quarter of 2014. The table below presents the effects on earnings from our Recent Acquisitions and Dispositions (in millions, increase (decrease)):

	2016	2015	Change 2015 to 2016	2014	Change 2014 to 2015
Total Revenues:
Acquisitions	$146	$77	$69	$13	$64
Dispositions	58	214	(156)	353	(139)
Total Revenues	$204	$291	$(87)	$366	$(75)
Net income (excluding gain on sale):
Acquisitions	$18	$(1)	$19	$2	$(3)
Dispositions	10	25	(15)	27	(2)
Net income (excluding gain on sale)	$28	$24	$4	$29	$(5)

•

In 2016, we had fewer disruptive renovations compared to 2015, which benefited the year-over-year growth in net income when compared to 2015. Additionally, in 2016, we had a full year of operations for four hotels that had been closed for portions of 2015 for redevelopment. Conversely, in 2015, our results were significantly more impacted by disruptive renovations than in 2014, which reduced growth in net income when compared to the prior year.

•

Our domestic hotel portfolio represents approximately 97% of our revenues and assets. However, for international properties and our international joint ventures, we are exposed to currency exchange risks in the normal course of business. We further reduced our currency exchange risk in 2016 through the disposition of six international properties. The table below presents the overall currency impact for the years ended December 31, 2016 and 2015 (in millions, increases (decrease)):

	Year ended December 31,
	2016 Compared to 2015	2015 Compared to 2014
Total revenues	$(7)	$(35)
Net income (excluding gain on sale)	—	(7)
Adjusted EBITDA	(2)	(21)
•

On January 1, 2015, our operators adopted the 11th edition of USALI, which reclassifies certain hotel-level revenue and expense items. Reclassifications include, among other items, certain service charges, all of which now are reflected on a gross basis, and group rebates, which now are reflected as a reduction to revenue. The 2014 results were not restated for these changes and therefore impact our 2015 comparative operating results. For 2015, we estimate the adoption of USALI decreased rooms revenue growth by 20 basis points, increased comparable F&B revenues growth by approximately 270 basis points, decreased other revenue growth by 10 basis points and reduced comparable hotel EBITDA margins by 15 basis points. The adoption of USALI did not impact net income, comparable hotel EBITDA, or Adjusted EBITDA.

The following table presents revenues in accordance with GAAP and includes both comparable and non-comparable hotels for the three years ended December 31, 2016 (in millions, except percentages):

			Change		Change
	2016	2015	2015 to 2016	2014	2014 to 2015
Revenues:
Rooms	$3,492	$3,465	0.8%	$3,452	0.4%
Food and beverage	1,599	1,568	2.0	1,546	1.4
Other	339	317	6.9	323	(1.9)
Total revenues	$5,430	$5,350	1.5	$5,321	0.5

The increases in total revenues in 2016 of $80 million and $29 million in 2015 were driven by increases of 2.8% and 3.2% in revenues for our comparable properties, respectively. Total revenues were impacted by our non-comparable properties that were under renovation and our Recent Acquisitions and Dispositions.  Additionally, fluctuation in currency exchange rates and the relative strength of the U.S. dollar reduced the increase in total revenues by 15 basis points in 2016 and 80 basis points in 2015.

Rooms. Rooms revenues increased $27 million and $13 million in 2016 and 2015, respectively, reflecting an increase in constant dollar RevPAR of 2.7% and 3.7%, respectively, at our comparable hotels. Currency fluctuations reduced year-over-year rooms revenues growth by 15 basis points in 2016 and 90 basis points in 2015. Year-over-year comparisons also reflect a net decrease of $81 million in 2016 and $49 million in 2015 due to Recent Acquisitions and Dispositions.

Food and beverage. F&B revenues increased $31 million and $22 million in 2016 and 2015, respectively. For our comparable hotels, F&B revenues increased 1.7% and 5.1%, respectively, for 2016 and 2015, driven by increases in banquet and audio visual revenues of 2.0% and 5.7% at our comparable hotels in 2016 and 2015, respectively. Year-over-year comparisons also reflect a net decrease of $20 million for 2016 and $18 million for 2015 due to Recent Acquisitions and Dispositions.

Other revenues. Other revenues increased $22 million, or 6.9%, in 2016. For our comparable hotels, other revenues increased 7.1% primarily driven by amenity fees revenue and attrition and cancellation fees. In 2015, other revenues decreased $6 million, primarily due to lower guest room telephone, internet, and spa and fitness center revenue, partially offset by an increase in attrition and cancellation fees.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels for the three years ended December 31, 2016 (in millions, except percentages):

			Change		Change
	2016	2015	2015 to 2016	2014	2014 to 2015
Expenses:
Rooms	$893	$902	(1.0)%	$924	(2.4)%
Food and beverage	1,114	1,110	0.4	1,109	0.1
Other departmental and support expenses	1,306	1,295	0.8	1,264	2.5
Management fees	236	226	4.4	227	(0.4)
Other property-level expenses	382	386	(1.0)	377	2.4
Depreciation and amortization	724	708	2.3	693	2.2
Total property-level operating expenses	$4,655	$4,627	0.6	$4,594	0.7

Our operating costs and expenses, which consist of both fixed and variable components, are affected by a number of factors. Rooms expense is affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues, and is affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for both room and food and beverage is wages and employee benefits, which comprise approximately 56% of these expenses in any year. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.

Rooms. Rooms expense decreased $9 million during 2016 and $22 million in 2015, reflecting the effect of Recent Acquisitions and Dispositions. Rooms expense at our comparable properties increased 1.4% in 2016 driven by increases in wages, benefits and group travel agent commissions.  In 2015, rooms expense at our comparable properties was flat, as improvements in hourly productivity offset wage rate growth of 2.4%. Year-over-year comparisons also reflect a net decrease of $23 million in 2016 and $13 million in 2015 due to Recent Acquisitions and Dispositions.

Food and beverage. The increase in F&B expenses of $4 million in 2016 and $1 million in 2015 reflect year-over-year increases of 0.3% and 3.1% in comparable F&B expenses, respectively. Overall, F&B hourly productivity was improved, which has led to declines in F&B costs as a percentage of revenues in 2016 and 2015. Additionally, much of the revenue improvements were driven by increases in banquet and audio visual revenues, which have higher overall operating margins than outlet revenue. Year-over-year comparisons also reflect a net decrease of $18 million in 2016 and $12 million in 2015 due to Recent Acquisitions and Dispositions.

Other departmental and support expenses. Other departmental and support expenses increased $11 million and $31 million in 2016 and 2015, respectively. For 2016, the increase primarily reflects increases in hourly wages and loyalty and reward program expenses, offset by a 6.4% decrease in administrative and general costs and an 8.1% decrease in utilities expense. The increase in 2015 primarily reflects growth in non-controllable expenses, including credit card fees and loyalty and reward programs. Year-over-year comparisons also reflect a net decrease of $25 million in 2016 and $13 million in 2015 due to Recent Acquisitions and Dispositions.

Management fees. Management fees, which generally are calculated as a percentage of revenues and operating profit, increased 4.4% for 2016 and decreased 0.4% for 2015. At our comparable hotels, base management fees, which are calculated as a percentage of total revenues, increased 1.0% in 2016 and 0.2% in 2015, and incentive management fees increased 14.8% in 2016 and 12.1% in 2015. The increase in both base and incentive management fees at our comparable hotels reflects the improvements in hotel operations. Year-over-year comparisons also include a net decrease of $6 million in 2016 and $3 million in 2015 from Recent Acquisitions and Dispositions.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $4 million, or 1.0%, in 2016, and increased $9 million, or 2.4%, in 2015. Other property-level expenses at our comparable hotels increased 2.1% and 3.5% for 2016 and 2015, respectively. Both reflect an increase in property taxes and ground rent, partially offset by a decline in utilities and insurance expense, while the year-over-year changes for total other property-level expenses also reflect a net decrease of $6 million in 2016 and $2 million in 2015 from our Recent Acquisitions and Dispositions.

Depreciation and amortization. Depreciation and amortization expense increased $16 million, or 2.3%, to $724 million in 2016 and increased $15 million, or 2.2%, to $708 million in 2015. The increases in depreciation and amortization expense reflect the depreciation of our recent capital expenditures, partially offset by a decrease due to Recent Acquisitions and Dispositions.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2016	2015	2014
General and administrative costs	$95	$87	$82
Non-cash stock-based compensation expense	12	11	22
Litigation (recoveries)/accruals and acquisition costs, net	(1)	(4)	(61)
Total	$106	$94	$43

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. The 2016 corporate and other expenses include approximately $10 million of severance costs to be paid to our prior chief executive officer. For 2015, corporate expenses, excluding litigation (recoveries) accruals and acquisition costs, decreased 6% or $6 million, as 2014 included a $69 million reversal of a loss contingency upon the successful resolution of the litigation related to the ground lease for the San Antonio Marriott Rivercenter. Additionally, the decrease in the non-cash stock-based compensation expense in 2015 reflects the decline in our stock price and a decline in the number of shares earned.

Gain on insurance and business interruption settlements. We received $12 million of business interruption proceeds in 2016 from a facility funded by BP for the disruption of operations at the New Orleans Marriott caused by the 2010 Deepwater Horizon oil spill. In 2015, we recorded a gain of $2 million for the receipt of the final settlement related to the earthquake in Christchurch, New Zealand in February 2011.

Interest expense. Interest expense decreased $73 million, or 32.2%, in 2016 as compared to 2015, due to the reduction of debt extinguishment costs as well as a reduction in the overall debt balance. Interest expense increased $20 million, or 9.7%, in 2015, due to a $37 million increase in debt extinguishment costs, offset by the decline in our weighted average interest rate. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2016	2015	2014
Cash interest expense(1)	$147	$161	$179
Cash incremental interest expense (1)(2)	—	4	—
Non-cash interest expense	7	21	24
Cash debt extinguishment costs(1)	—	30	2
Non-cash debt extinguishment costs	—	11	2
Total interest expense	$154	$227	$207
___________
(1)

Total cash interest expense paid was $144 million, $207 million, and $182 million in 2016, 2015 and 2014, respectively, which includes an increase (decrease) due to the change in accrued interest of $(3) million, $12 million and $1 million for 2016, 2015 and 2014, respectively.

(2)	Incremental interest expense reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Gain on sale of assets. The following table presents the gains recognized on the sale of assets (in millions):

	Year ended December 31,
	2016	2015	2014
San Diego Marriott Mission Valley	$47	$—	$—
Manhattan Beach Marriott	48	—	—
Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Chile	19	—	—
Atlanta Marriott Perimeter Center	39	—	—
Seattle Airport Marriott	69	—	—
Four hotels in New Zealand	21	—	—
Delta Meadowvale Hotel & Conference Centre	—	2	—
Sheraton Needham	—	18	—
Park Ridge Marriott and Chicago Marriott O'Hare	—	36	—
Kansas City Airport Marriott	—	3	—
Three hotels in New Zealand	—	30	—
89% interest in the Philadelphia Downtown Marriott	—	—	111
Greensboro High-Point Marriott Airport	—	—	3
Tampa Marriott Waterside Hotel & Marina	—	—	115
The Ritz-Carlton San Francisco (1)	4	4	3
Maui Timeshare land (2)	2	2	3
Other	4	—	1
	$253	$95	$236
___________
(1)	Represents the recognition of previously deferred gains related to the 2012 sale of The Ritz-Carlton San Francisco.
(2)	Represents amortization of the previously deferred gain related to the land contributed to the Maui JV.

Equity in Earnings of Affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV and our domestic joint ventures owning three hotels and a vacation ownership project. Upon adoption of ASU No. 2015-02, Amendments to the Consolidation Analysis on January 1, 2016, the results of the Fort Lauderdale Marriott Harbor Beach Resort & Spa no longer are consolidated and now are included in equity in earnings of affiliates. We applied the standard retrospectively. For additional information see “Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies.” The decrease in equity in earnings of affiliates in 2016 and the increase in 2015 primarily reflects the gain on sale of nine properties in 2015 by the Euro JV. The increase in equity in earnings in 2015 also reflects an increase in sales of timeshare units by the Maui JV, partially offset by the effect of the strengthening of the U.S. dollar on our international joint venture operations.

Benefit (provision) for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The tax provision in 2016 primarily relates to domestic and foreign corporate income taxes on hotel operations and $9 million for capital gain tax on the sale of our two properties in Chile.  The decrease in 2015 from the prior year reflects a decrease in taxable income at the TRS due to an increase in rent expense in excess of the increase in operating profit from the hotels and a reduction of certain foreign taxes.

Comparable Hotel Sales Overview

While management evaluates the performance of each individual hotel against its competitive set in a given market, we evaluate our overall portfolio operating results using three different criteria: geographic market, property type (i.e. urban, suburban, resort/conference or airport), and mix of business (i.e. transient, group or contract). As of December 31, 2016, 88 of our 96 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels.

2016 Compared to 2015

Comparable Hotel Sales by Geographic Market.

The following table sets forth performance information for our comparable hotels by geographic market as of December 31, 2016 and 2015:

Comparable Hotels by Market in Constant US$(1)

	As of December 31, 2016		Year ended December 31, 2016			Year ended December 31, 2015
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$231.16	80.2%	$185.42	$228.47	79.6%	$181.85	2.0%
New York	8	6,960	280.29	87.2	244.36	291.61	86.4	251.95	(3.0)
Washington, D.C.	12	6,023	212.11	78.0	165.53	205.52	75.5	155.16	6.7
Atlanta	5	1,939	193.33	78.0	150.86	189.83	75.7	143.73	5.0
Florida	8	4,559	228.28	73.3	167.41	226.52	74.5	168.84	(0.8)
Chicago	6	2,392	203.33	77.4	157.43	202.05	75.7	152.87	3.0
Denver	2	735	179.94	73.5	132.25	175.63	72.8	127.88	3.4
Houston	3	1,143	196.50	71.3	140.14	204.14	69.4	141.65	(1.1)
Phoenix	3	1,241	215.97	71.1	153.51	210.15	71.1	149.42	2.7
Seattle	2	1,315	221.43	78.7	174.27	216.74	80.7	174.96	(0.4)
San Francisco	4	2,912	261.08	83.2	217.23	253.52	83.2	210.81	3.0
Los Angeles	7	2,843	202.53	83.1	168.24	191.74	80.7	154.70	8.8
San Diego	3	2,981	206.98	84.2	174.35	201.70	82.0	165.31	5.5
Hawaii	3	1,682	330.98	90.6	299.86	323.10	88.7	286.48	4.7
Other	11	7,270	173.57	70.8	122.96	168.97	68.2	115.19	6.7
Domestic	81	47,180	226.07	79.0	178.61	224.23	77.7	174.18	2.5

Asia-Pacific	1	384	$210.27	89.6%	$188.39	$211.25	89.5%	$189.09	(0.4)%
Canada	2	849	170.79	64.0	109.29	171.84	60.5	103.98	5.1
Latin America	4	963	217.01	63.8	138.35	188.71	63.6	120.06	15.2
International	7	2,196	198.82	68.5	136.15	188.26	67.1	126.27	7.8
All Markets - Constant US$	88	49,376	225.01	78.5	176.71	222.83	77.2	172.04	2.7

Comparable Hotels in Nominal US$
	As of December 31, 2016		Year ended December 31, 2016			Year ended December 31, 2015
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	1	384	$210.27	89.6%	$188.39	$213.04	89.5%	$190.69	(1.2)%
Canada	2	849	170.79	64.0	109.29	177.16	60.5	107.20	1.9
Latin America	4	963	217.01	63.8	138.35	206.48	63.6	131.37	5.3
International	7	2,196	198.82	68.5	136.15	197.89	67.1	132.73	2.6
Domestic	81	47,180	226.07	79.0	178.61	224.23	77.7	174.18	2.5
All Markets	88	49,376	225.01	78.5	176.71	223.21	77.2	172.33	2.5
___________
(1)	For a discussion of our markets and constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Our top performing domestic markets for the year were Los Angeles and Washington, D.C. Our Los Angeles properties led our domestic portfolio with an overall RevPAR increase of 8.8%, primarily due to rate growth of 5.6%, as strong group demand enabled our operators to drive rate growth. Our Washington, D.C. market benefited year over year from the 2015 renovations and strong citywide group demand, resulting in rate growth of 3.2% combined with a 250 basis point increase in occupancy.

Many of our other west coast markets also outperformed the portfolio, including San Diego, Hawaii and San Francisco. The MLB All-Star game and Comic-Con led to an increase in city-wide room nights and strong group business at our San Diego properties. At our Hawaiian properties, strong group and transient demand in the market due to a combination of the Zika virus threat in the Caribbean and South America, terrorism concerns in Europe and lower airfare prices all led to RevPAR growth of 4.7%. RevPAR growth at our properties in San Francisco was due solely to rate growth of 3.0%, primarily due to Super Bowl demand earlier this year, while occupancy remained flat as many of our properties were negatively impacted by the construction at the Moscone Convention Center (which will continue until 2018). The Phoenix market was in line with our portfolio as average rate increased 2.8% and occupancy remained flat. Meanwhile, in Seattle, RevPAR was affected negatively by rooms renovation at the W Seattle where occupancy declined by 840 basis points, and difficult comparisons to 2015 when the city hosted the U.S. Golf Association Open Championship.

In the southern and central U.S., our Atlanta, Chicago and Denver markets outperformed our portfolio due to a combination of rate improvement and an increase in occupancy. In Atlanta and Denver, our properties benefited from a number of citywide events during the year, while our Chicago properties benefited from completed renovations and strong group demand. Meanwhile, RevPAR at our Florida and Houston hotels underperformed our portfolio. Concerns over the spread of the Zika virus contributed to declines in both group and leisure travel at our Florida properties. Our Houston properties continued to be affected by disruption in the oil markets and increasing market supply.

On the east coast, our Boston and New York hotels underperformed our portfolio. In Boston, there were fewer citywide events, with weakening demand from the financial services and pharmaceutical sectors. In New York, supply growth has continued to negatively impact our hotels, as well as the strong U.S. dollar, resulting in a decline in European travel, trends we expect to continue into 2017.

On a constant dollar basis, our international markets experienced RevPAR growth of 7.8%, led by our Latin American properties with double digit RevPAR growth of 15.2% due to the 2016 Olympics and Paralympics in Brazil and the Formula 1 and NFL events in Mexico.

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2016 and 2015:

Comparable Hotels by Type in Nominal US$

	As of December 31, 2016		Year ended December 31, 2016			Year ended December 31, 2015
Property type (1)	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	52	32,655	$227.71	80.4%	$182.97	$227.69	79.0%	$179.76	1.8%
Suburban	19	6,947	195.55	73.2	143.18	189.12	72.1	136.35	5.0
Resort	11	7,102	269.97	72.7	196.32	263.97	72.3	190.79	2.9
Airport	6	2,672	158.03	85.5	135.14	153.18	82.3	126.01	7.2
All Types	88	49,376	225.01	78.5	176.71	223.21	77.2	172.33	2.5
___________
(1)	For a discussion of our property types, see “—Comparable Hotel Operating Statistics.”

Our airport properties led the portfolio for the year, driven by a combination of strong rate growth of 3.2% and an increase in occupancy of 330 basis points. In particular, the Newark Airport had an increase in occupancy of 13.9 percentage points due to lower occupancy in 2015 when the hotel was completing renovations, and Westin Los Angeles Airport had rate growth of 11.8% due to new crew business. Our suburban properties also outperformed the portfolio driven by rate growth of 3.4%, as high occupancy levels in urban markets helped drive demand toward adjacent suburban markets. Improvements in occupancy at our urban properties resulted in RevPAR growth of 1.8%, while average rate remained flat. Our resort properties outperformed the portfolio with rate growth of 2.3% and a slight increase in occupancy of 40 basis points, driven by our California and Hawaii resorts.

Hotel Sales by Business Mix.

Our customers fall into three broad categories:  transient, group and contract business. The information below is derived from business mix results from 88 comparable hotels for which 2016 and 2015 business mix information is available. In 2016, overall revenue growth was due to both group and transient growth. Overall, group revenues improved 4.5% compared to the prior year, consisting of a 2.4% average room rate increase coupled with a 2.1% growth in group room nights sold. Our hotels were able to drive group business through higher-rated association business, which led to a 7.5% increase in revenue. Corporate group revenue increased 5.8% while government and leisure group declined 2.9%. Revenue from our transient business increased 1.2%, reflecting an increase of 0.7% in average rate and 0.5% in room nights sold. Special corporate rooms declined 3.6%, as weakness in corporate business travel resulted in a negative mix shift, as operators replaced higher rated corporate business with lower rated business, such as contract, discount or government.

2015 Compared to 2014

Comparable Hotel Sales by Geographic Market.

As of December 31, 2015, 95 of our 106 owned hotels were classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. The following table sets forth performance information for our comparable hotels by geographic market as of December 31, 2015 and 2014:

Comparable Hotels by Market in Constant US$(1)

	As of December 31, 2015		Year ended December 31, 2015			Year ended December 31, 2014
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$228.47	79.6%	$181.85	$218.31	77.4%	$168.89	7.7%
New York	8	6,960	291.61	86.4	251.95	292.10	87.7	256.27	(1.7)
Washington, D.C.	12	6,023	205.52	75.5	155.16	201.94	76.7	154.96	0.1
Atlanta	6	2,280	183.13	75.3	137.82	172.85	73.9	127.82	7.8
Florida	7	4,315	232.30	73.9	171.58	219.44	73.0	160.18	7.1
Chicago	6	2,392	202.05	75.7	152.87	194.78	75.0	146.17	4.6
Denver	3	1,340	158.75	67.4	106.92	152.42	67.3	102.54	4.3
Houston	3	1,142	204.14	69.4	141.65	223.38	68.5	153.01	(7.4)
Phoenix	3	1,241	210.15	71.1	149.42	196.66	72.6	142.77	4.7
Seattle	3	1,774	204.17	78.8	160.84	188.57	78.8	148.62	8.2
San Francisco	5	3,701	239.00	83.5	199.56	224.15	82.4	184.78	8.0
Los Angeles	8	3,228	191.42	81.0	155.10	177.43	80.6	143.01	8.5
San Diego	4	3,331	195.57	82.3	160.98	182.90	80.5	147.30	9.3
Hawaii	3	1,682	323.10	88.7	286.48	324.57	84.1	273.08	4.9
Other	11	7,270	168.97	68.2	115.19	165.86	67.3	111.67	3.2
Domestic	86	49,864	221.23	77.6	171.59	214.43	77.1	165.33	3.8

Asia-Pacific	5	1,024	$149.56	83.4%	$124.71	$142.14	81.9%	$116.35	7.2%
Canada	2	849	177.16	60.5	107.20	175.83	68.2	119.97	(10.6)
Latin America	2	557	281.25	71.6	201.42	258.09	71.5	184.59	9.1
International	9	2,430	186.97	72.8	136.10	178.00	74.8	133.14	2.2
All Markets - Constant US$	95	52,294	219.72	77.3	169.93	212.77	77.0	163.82	3.7

Comparable Hotels in Nominal US$
	As of December 31, 2015		Year ended December 31, 2015			Year ended December 31, 2014
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	5	1,024	$149.56	83.4%	$124.71	$169.55	81.9%	$138.79	(10.1)%
Canada	2	849	177.16	60.5	107.20	203.55	68.2	138.89	(22.8)
Latin America	2	557	281.25	71.6	201.42	335.90	71.5	240.25	(16.2)
International	9	2,430	186.97	72.8	136.10	216.49	74.8	161.93	(16.0)
Domestic	86	49,864	221.23	77.6	171.59	214.43	77.1	165.33	3.8
All Markets - Nominal US$	95	52,294	219.72	77.3	169.93	214.52	77.0	165.17	2.9
___________
(1)	For a discussion of our markets and constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Our west coast markets continued to perform well in 2015, as San Francisco, Seattle, Los Angeles and San Diego all had RevPAR increases of between 8% and 9.3%. Our San Diego properties led our domestic portfolio, with a RevPAR increase of 9.3% as strong group demand allowed our operators to focus business towards the higher-rated transient and group business, leading to a 6.9% improvement in average daily rate. Similarly, strong transient demand coupled with solid group business has allowed our operators to focus on higher-rated transient customers in all of our west coast markets. At our Hawaiian properties, average occupancy increased 4.5 percentage points due to strong group and transient demand, while average rate declined 0.5%.

The Boston market led our east coast markets as strong citywide demand, coupled with successful property specific promotional campaigns, led to increases in both transient and group demand. Conversely, in New York, new hotel supply coupled with a reduction in international demand as a result of a strong dollar has led to a RevPAR decline of 1.7%. RevPAR grew just 0.1% in our DC Market due to the absorption of new supply, a decline in citywide events during the second half of the year and significant renovation projects that were completed during the first half of 2015 at our Grand Hyatt Washington and JW Marriott Washington DC.

In our south and central markets, Atlanta and Florida outperformed the portfolio with RevPAR growth of 7.8% and 7.1%, respectively. In Atlanta, renovations completed last year at the Westin Buckhead Atlanta and Grand Hyatt Atlanta in Buckhead led to strong rate growth. In Florida, strong group demand led to the 5.9% rate improvement and average occupancy of approximately 74%. The Chicago market was generally in-line with the portfolio. During the first half of the year, the market outperformed the portfolio driven by strong city-wide demand. However, as the year progressed, group demand declined, leading our operators to rely on discounted transient business. RevPAR for our Houston properties declined 7.4% due to disruption in the oil markets during 2015, which significantly hampered demand, as well as increasing market supply and the renovation at the Houston Marriott Medical Center hotel.

On a constant dollar basis, our international markets experienced RevPAR growth of 2.2%, led by our Latin America properties with RevPAR growth of 9.1%, on a constant dollar basis, as strong group demand and renovations completed in 2014 led to improvements at our Mexico property, while the JW Marriott Rio de Janeiro benefited from the weak Real during the year; despite difficult comparisons to the World Cup in 2014. Our Canadian properties, in particular Calgary, were affected negatively by falling oil prices and disruption from renovations, which led to a RevPAR decrease of 10.6% for 2015.

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2015 and 2014:

Comparable Hotels by Type in Nominal US$

	As of December 31, 2015		Year ended December 31, 2015			Year ended December 31, 2014
Property type (1)	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	32,646	$227.31	79.2%	$180.11	$225.11	79.0%	$177.89	1.2%
Suburban	23	8,627	181.93	72.4	131.64	170.64	71.6	122.15	7.8
Resort	11	7,101	263.97	72.3	190.79	255.46	71.2	181.91	4.9
Airport	8	3,920	161.31	81.7	131.80	150.15	82.5	123.91	6.4
All Types	95	52,294	219.72	77.3	169.93	214.52	77.0	165.17	2.9
___________
(1)	For a discussion of our property types, see “—Comparable Hotel Operating Statistics.”

Our suburban properties led the portfolio for the year with RevPAR growth of 7.8% driven by average rate growth of 6.6%. Continuing a trend from prior year, high occupancy and average room rate in urban markets has helped to drive demand in adjacent suburban markets. Our airport properties experienced RevPAR growth of 6.4%, driven by strong average rate growth at our west coast airport properties. The RevPAR improvement at our resort properties of 4.9% was driven by a 3.3% increase in average rate and improvement in occupancy of 110 basis points. Our urban properties lagged the portfolio, with a RevPAR increase of 1.2%, average rate increase of 1.0% and a 20 basis point growth in occupancy. Our urban properties were affected negatively by weakness in the Washington, D.C., New York, and Houston markets.

Hotel Sales by Business Mix.

The information below is derived from business mix results from 86 comparable hotels for which 2015 and 2014 business mix information is available. In 2015, overall revenue growth was due to both group and transient growth. Revenue from our transient business increased 4.0%, reflecting an increase of 3.5% in average rate and a slight increase in room nights sold. Non-qualified discount transient room nights increased 9.3%, while lower-rated special corporate and government segments decreased 2.6%. Overall, group revenues improved 3.9% compared to the prior year, consisting of a 2.9% average room rate increase coupled with a 0.9% growth in group room nights sold. Corporate group revenue growth of 5.8% and association group revenue growth of 3.9% was offset partially by government and leisure growth of 0.2%.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility given the inherent volatility in the lodging industry. We believe this strategy will result in a lower overall cost of capital, allow us to complete opportunistic investments and acquisitions and will position us to manage potential declines in operations throughout the lodging cycle. Over the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio.

We intend to use available cash predominantly for acquisitions or other investments in our portfolio. If we are unable to find appropriate investment opportunities, we will consider other uses, such as a return of capital through dividends or common stock repurchases, the amounts of which will be determined by our operations and other market factors. Significant factors we review to determine the amount and timing of common stock repurchases include the current stock price compared to our determination of the underlying value of our assets, current and forecast operating results and the completion of hotel sales.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. We have access to multiple types of financing as approximately 98% of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotel properties. Our senior unsecured debt is rated investment grade by Moody’s Investor Services, Fitch Ratings and Standard & Poor’s Rating Service, which has allowed us to borrow capital at lower rates than previously achieved. In 2016, we did not issue any senior notes or incur any mortgage debt and repaid $137 million of mortgage debt. Additionally, only one of our hotels is encumbered by mortgage debt.

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

	2016	2015	2014
Cash and cash equivalents, beginning of year	$221	$666	$839
Increase (decrease) in cash and cash equivalents	151	(445)	(173)
Cash and cash equivalents, end of year	$372	$221	$666
Operating activities
Cash provided by operating activities	$1,303	$1,159	$1,140
Investing activities
Acquisitions and investments	(68)	(442)	(216)
Dispositions and return of capital from investments	490	383	539
Capital expenditures	(519)	(658)	(428)
Financing activities
Issuances of senior notes	—	898	—
Issuances of mortgage debt	—	—	4
Issuance of credit facility term loan	—	500	—
Net draws (repayments) on credit facility revolver	(82)	120	(221)
Repurchase of senior notes, including exchangeable debentures	—	(1,001)	(150)
Mortgage debt and other prepayments and scheduled maturities	(137)	(35)	(384)
Common stock repurchase	(218)	(675)	—
Host Inc.:
Common stock issuance	4	2	4
Dividends on common stock	(596)	(646)	(469)
Host L.P.:
Common OP unit issuance	4	2	4
Distributions on common OP units	(603)	(654)	(475)

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

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given our total debt level and maturity schedule, we also will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2017, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes and mortgage debt other than in accordance with its terms. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

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

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligation to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the available capacity under the revolver portion of our credit facility is mitigated, as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2016, the exposure risk related to our derivative contracts totaled $12 million and the counterparties were investment grade financial institutions.

Sources and Uses of Cash. In 2016, our primary sources of cash included cash from operations, proceeds from asset sales, draws on our credit facility and returns from equity investments. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, debt repayments, common stock repurchases and distributions to equity holders. We anticipate that our sources and uses of cash will be similar during 2017.

Cash Provided by Operations. Our cash provided by operations for 2016 increased $144 million to $1,303 million compared to 2015, reflecting improved operations at our hotels and a decrease in cash interest and debt extinguishment costs.

Cash Used in Investing Activities. Approximately $115 million of cash was used in investing activities during 2016 compared to $732 million in 2015. In addition to the acquisition and disposition activity detailed in the charts below, we spent approximately $519 million on capital expenditures, compared to $658 million in 2015. Our renewal and replacement capital expenditures for 2016 were approximately $293 million, which reflects a decrease of approximately 23% from 2015 levels. Our renewal and replacement capital expenditures generally are funded by the furniture, fixture and equipment funds established at certain of our hotels (typically 5% of property revenues) and by our available cash. We also spent approximately $226 million in 2016 on ROI/redevelopment capital expenditures, which reflects a decrease of approximately 18% compared to 2015 levels. Additionally, we have capitalized certain internal costs and interest expense associated with our capital expenditures projects in accordance with GAAP. These capitalized costs were $10 million, $13 million and $14 million for 2016, 2015 and 2014, respectively. Cash provided by investing activities totaled $503 million and $394 million in 2016 and 2015, respectively, and consisted of proceeds from the sale of ten hotels in 2016 and eight hotels in 2015, as well as the return of investment from joint ventures in both 2016 and 2015.

The following tables summarize significant acquisitions, dispositions and return of investments in affiliates through February 20, 2017 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions
February	2017	Acquisition of The Don CeSar	$(214)
June - July	2016	Acquisition of the Key Bridge Marriott ground lease	(54)
December	2015	Acquisition of land under Minneapolis City Center Marriott	(34)
June	2015	Acquisition of The Phoenician	(400)
		Total acquisitions	$(702)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions/Return of Investments in Affiliates
January	2017	Disposition of JW Marriott Desert Springs Resort & Spa	$160	$172
September	2016	Disposition of Novotel Christchurch Cathedral Square and ibis Christchurch	26	31
August	2016	Distribution from Hyatt Place Nashville JV	14	N/A
June	2016	Disposition of Atlanta Marriott Perimeter Center	68	71
June	2016	Disposition of Seattle Airport Marriott	90	97
June	2016	Disposition of Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Chile	89	95
May	2016	Disposition of Manhattan Beach Marriott	78	82
February - March	2016	Disposition of Novotel Wellington and ibis Wellington	44	45
February	2016	Disposition of San Diego Marriott Mission Valley	72	76
February	2016	Distribution from Asia/Pacific JV	9	9
January - December	2015	Distribution from Euro JV	115	N/A
October - November	2015	Disposition of three hotels in New Zealand	61	98
August	2015	Disposition of Kansas City Airport Marriott	9	9
June	2015	Disposition of Park Ridge Marriott and Chicago Marriott O'Hare	88	89
June	2015	Disposition of Sheraton Needham	53	54
March	2015	Disposition of Delta Meadowvale Hotel & Conference Centre	32	33
		Total	$1,008
___________
(1)	Proceeds are net of mortgage debt repayments, FF&E replacement funds paid by the purchasers and retained at the hotels, transfer taxes and other sales costs.

Cash Used in Financing Activities. Net cash used in financing activities was $1,037 million for 2016, as compared to $857 million in 2015. Cash used in financing activities in 2016 primarily consisted of the repayment of mortgage debt secured by the Hyatt Regency Reston and the New Zealand hotels that were sold, the net repayment on the revolver portion of the credit facility of $82 million, the repurchase of approximately $218 million of common stock and the payment of cash dividends of $596 million.

The following table summarizes significant debt issuances, net of deferred financing costs, that have been completed as of February 20, 2017 (in millions):

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

The following table presents significant debt repayments, including prepayment premiums, that have been completed as of February 20, 2017 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
January - December	2016	Net repayment on the revolver portion of credit facility	$(82)
September	2016	Repayment of NZ$23 million mortgage loan on Novotel and ibis Christchurch	(17)
April	2016	Repayment of mortgage loan on the Hyatt Regency Reston hotel	(100)
February - March	2016	Repayment of NZ$30 million mortgage loan on Novotel and ibis Wellington	(20)
November	2015	Redemption of $500 million of 6% Series V senior notes	(515)
October - November	2015	Repayment of NZ$52 million mortgage loan on three New Zealand hotels	(35)
June	2015	Redemption of $500 million of 5 7/8% Series X senior notes	(515)
		Total cash repayments	$(1,284)
Non-cash Debt Transaction
July - October	2015	Exchange of Debentures for common stock	$(399)

Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed as of February 20, 2017 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January	2017	Dividend payment (1)(2)	$(185)
January - December	2016	Dividend payments (2)	(596)
January - December	2016	Repurchase of 13.8 million shares of Host Inc. common stock	(218)
January - December	2015	Dividend payments (2)	(646)
May - December	2015	Repurchase of 38.3 million shares of Host Inc. common stock	(675)
		Cash payments on equity transactions	$(2,320)
Non-cash Equity Transaction
July - October	2015	Issuance of approximately 32 million common shares of Host Inc. for the exchange of the Debentures (3)	$399
(1)	Our dividend payment for the fourth quarter of 2016 was made in January 2017, but accrued at December 31, 2016.
(2)	In connection with the dividends, Host L.P. made distributions of $187 million in 2017, $603 million in 2016 and $654 million in 2015 to its common unit holders.
(3)	In connection with the exchange, Host L.P. issued approximately 31.3 million common OP units to Host Inc.

Financial Condition

As of December 31, 2016, our total debt was approximately $3.6 billion, of which 65% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2016	2015
Series Z senior notes, with a rate of 6% due October 2021	$297	$297
Series B senior notes, with a rate of 5¼% due March 2022	347	347
Series C senior notes, with a rate of 4¾% due March 2023	446	445
Series D senior notes, with a rate of 3¾% due October 2023	398	397
Series E senior notes, with a rate of 4% due June 2025	496	495
Series F senior notes, with a rate of 4½% due February 2026	396	395
Total senior notes	2,380	2,376
Credit facility revolver	209	295
2014 Credit facility term loan due June 2017	500	499
2015 Credit facility term loan due September 2020	497	497
Mortgage debt (non-recourse), with an average interest rate of 3.4% and 4.7% at December 31, 2016 and 2015, respectively, maturing through November 2017	63	200
Total debt	$3,649	$3,867

Aggregate debt maturities at December 31, 2016 are as follows (in millions):

	Senior notes
	and	Mortgage debt
	credit facility	and other	Total
2017	$500	$62	$562
2018	211	—	211
2019	—	—	—
2020	500	—	500
2021	300	—	300
Thereafter	2,100	—	2,100
	3,611	62	3,673
Deferred financing costs	(23)	—	(23)
Unamortized (discounts) premiums, net	(2)	—	(2)
Capital lease obligations	—	1	1
	$3,586	$63	$3,649

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

Pledges and Guarantees. Under the senior notes indentures, all Host L.P. subsidiaries which guarantee Host L.P. debt are required to similarly guarantee debt issuances under the indenture. Also, to the extent the equity of any subsidiaries of Host L.P. is pledged to secure borrowings under the credit facility, such collateral likewise is required to secure senior note issuances under the senior notes indentures. While the credit facility currently does not include any subsidiary guarantees or pledges of equity interests, such guarantees or pledges subsequently will be required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges would ratably benefit the credit facility, as well as the senior notes issued under the senior notes indenture and certain hedging and bank product arrangements with lenders that are parties to the credit facility. If triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would not provide guarantees or pledges of equity interests. Further, if at any time our leverage ratio falls below 6.0x for two consecutive fiscal quarters or Host L.P. has an investment grade long-term unsecured debt rating, such guarantees and pledges may be released.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

No senior notes were issued in 2016. On October 14, 2015, we completed an underwritten public offering of $400 million aggregate principal amount of Series F senior notes bearing interest at a rate of 4.5% per year due in 2026. The Series F senior notes are not redeemable prior to 90 days before the February 1, 2026 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date.

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

The Series E and F senior notes were issued under a new senior notes indenture and have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends. These senior notes have covenants similar to our Series D senior notes, but are different than the covenants applicable to our prior series of senior notes issued before we attained our investment grade rating.

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

We are in compliance with all of the financial covenants applicable to our Series D, E and F senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D, E and F senior notes and our actual credit ratios as of December 31, 2016:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	526%		Minimum ratio of 150%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	10.1	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

Currently, our senior notes have an investment grade rating from both Moody's and Standard & Poor's. As a result, many of the restrictive covenants contained in the senior notes indenture and the supplemental indentures for our prior series of senior notes are not applicable, as they do not apply for so long as such series of notes maintain an investment grade rating from both Moody's and Standard & Poor's. The following primary covenants continue to apply to our existing senior notes (other than our Series D, E and F senior notes):

•	restrict our ability to sell all or substantially all of our assets or merge with or into other companies; and
•	require us to make an offer to repurchase the existing senior notes then currently outstanding upon the occurrence of a change of control.

If our senior notes are no longer rated investment grade by either or both of Moody's and Standard & Poor's, then the following covenants and other restrictions will be reinstated for our senior notes (but will not apply to the Series D, E and F senior notes which have different covenants):

•

our ability to incur indebtedness and make distributions will be subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-tointerest coverage ratio of at least 2.0x. We will be able to make distributions to enable Host Inc. to pay dividends on its preferred stock, if any, under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture applicable to our non-investment grade senior notes based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, and amortization of debt premiums or discounts that were recorded at acquisition of a loan in order to establish the debt at fair value. These amounts are included in interest expense on our consolidated statements of operations;

•

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

•

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

•

our ability to make distributions on, redeem or repurchase our OP units; permit payment or distribution restrictions on certain of our subsidiaries; sell assets; enter into transactions with affiliates; and create certain liens will be restricted.

The following summarizes the actual credit ratios for our senior notes (other than the Series D, E and F senior notes) as of December 31, 2016 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	532%		Minimum ratio of 125%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	10.1	x	Minimum ratio of 2.0x
___________

*	Because of differences in the calculation methodology between our Series D, Series E and Series F senior notes and our other senior notes, our actual ratios as reported can be slightly different.

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

Credit Facility. On September 10, 2015, we entered into the third amended and restated senior revolving credit and term loan facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank Securities Inc., The Bank of Nova Scotia, The Bank of New York Mellon, Credit Agricole Corporate & Investment Bank and Goldman Sachs Bank USA as co-documentation agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros and British pound sterling and, if available to the lenders, Mexican pesos of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar and Mexican pesos borrowings. The credit facility also provides a term loan facility of $1 billion (which we have fully utilized), a subfacility of up to $100 million for swingline borrowings in U.S. dollars, Canadian dollars, Euros or British pounds sterling and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the revolving credit facility and/or term loan facility of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions.

The revolving credit facility has an initial scheduled maturity of June 2018, with the option for Host L.P. to extend the term for two additional six-month terms, subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties, and $500 million of term loans have an initial scheduled maturity of June 2017, with an option for Host L.P. to extend the term for two additional years, subject to similar conditions. A second $500 million of term loans will mature in September 2020.

Neither the revolving credit facility nor the term loans, as applicable, requires any scheduled amortization payments prior to maturity. The term loans otherwise are subject to the same terms and conditions as those in the credit facility regarding subsidiary guarantees and pledges of security interests in subsidiaries, operational covenants, financial covenants and events of default (as discussed below).

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

Prepayments. Voluntary prepayments of revolver borrowings and term loans under the credit facility are permitted in whole or in part without premium or penalty. The loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to below $10 billion if we do not reinvest the proceeds of those asset sales in new properties. At December 31, 2016, we have adjusted total assets, as defined in our credit facility, of $19 billion.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2016:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.4	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.8	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.9	x	Minimum ratio of 1.75x
___________

(1)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. The margin ranges from 87.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2016, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points. Interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 90 to 175 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2016, our applicable margin on LIBOR loans under the 2014 Term Loan is 112.5 basis points. Our applicable margin on the 2015 Term Loan for LIBOR loans is 110 basis points.

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

The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts due under the credit facility may be accelerated and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts due under the credit facility automatically will become due and payable and the lenders’ commitments automatically will terminate.

Mortgage and Other Debt. As of December 31, 2016, we had mortgage debt secured by one hotel, which represents 1% of our total revenues in 2016. All of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2016, secured debt represented approximately 2% of our total debt and our aggregate secured debt had an average interest rate of 3.4% and an average maturity of less than one year.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2016 (in millions):

	Balance as of
	December 31,
	2016	2017	2018	2019	2020	2021	Thereafter
Mortgage Debt
Hilton Melbourne South Wharf, 3.4%, due 11/22/2017 (1)	$62	$62	$—	$—	$—	$—	$—
Capital leases	1	1	—	—	—	—	—
Total mortgage debt	$63	$63	$—	$—	$—	$—	$—
___________
(1)	The floating interest rate is equal to the 3-month BBSY plus 230 basis points. The rate shown reflects the rate in effect at December 31, 2016.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests. For the entities that we consolidate in our financial statements that have third party non-controlling partnership interests, the portion of mortgage debt included in the above table that is attributable to the non-controlling interests, based on their percentage of ownership of the ventures, is approximately $16 million. Additionally, we have non-controlling interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships and joint ventures attributable to us, based on our ownership percentage thereof, was $392 million at December 31, 2016. The mortgage debt related to the hotels owned by our Euro JV contains operating covenants that could result in the joint venture being required to escrow cash from operations or to make principal payments without penalty. The debt of our unconsolidated joint ventures, with the exception of the Maui timeshare joint venture, is non-recourse to us. We have jointly and severally guaranteed a construction loan incurred by our Maui timeshare joint venture. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share and a special cash dividend of $0.05 per share on its common stock on January 17, 2017 to stockholders of record as of December 30, 2016. The $0.20 per share dividend represents Host Inc.’s intended regular quarterly cash dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or increased dividends, which dividends could be in excess of taxable income. Any special dividend would be subject to approval by Host Inc.’s Board of Directors.

Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of December 31, 2016, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the holders for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), pursuant to which we have certain contingent liabilities and/or guarantees. Contingencies included on our balance sheet are discussed in Part II Item 8. “Financial Statements and Supplementary Data – Note 16. “Guarantees and Contingencies.” As of December 31, 2016, we are party to the following material off-balance sheet arrangements:

European Joint Venture. The Euro JV consists of two separate funds, with our partners APG and GIC RE. We serve as the general partner for the joint venture and have a combined general and limited partner interest of 32.1% with respect to Euro JV Fund I and 33.4% with respect to Euro JV Fund II. Due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Euro JV is not consolidated in our financial statements. As of December 31, 2016, the book value of the total assets of the Euro JV are approximately €1.5 billion.

Our investment and partners’ funding as of December 31, 2016 is as follows:

	Host's Net Investment		Total Partner Funding
	Euros (in millions)	US$ (in millions)	Euros (in millions)	% of Total Commitment
Euro JV Fund I	€122	$128	€463	67%(1)
Euro JV Fund II	94	99	301	67%
	€216	$227	€764
___________
(1)	The remaining commitment is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

In June 2016, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the equity commitment period for Euro JV Fund II to June 27, 2017. The commitment period of Euro JV Fund I for acquisitions expired in December 2015. As asset manager of the Euro JV funds, we earn an asset management fee based on the amount of equity invested, which in 2016, 2015 and 2014 aggregated approximately $8 million, $11 million and $16 million, respectively.

The following table sets forth operating statistics for the Euro JV comparable hotels as of December 31, 2016 and 2015:

	Comparable Euro JV Hotels in Constant Euros (1)
	2016	2015	Change
Average room rate	€213.47	€206.18	3.5%
Average occupancy	73.7%	77.9%	(420	bps)
RevPAR	€157.30	€160.55	(2.0)%
___________
(1)	The presentation above includes the operating performance for all 10 properties in the joint venture consisting of 3,896 rooms. See “-Comparable Hotel Operating Statistics.”

The operating statistics of the hotels are presented in constant Euros, the functional currency of the Euro JV, in order to present the results without the effects of foreign currency exchange rates. The functional currency of the hotels owned in the United Kingdom and Sweden is the British pound sterling and Swedish krona, respectively. For the year ended December 31, 2016, the Euro JV’s comparable hotel RevPAR in constant euros decreased by 2.0%, which resulted in a decrease of total revenues of 1.4%.

For 2016, 2015 and 2014, our portion of the earnings of the Euro JV was €7 million ($8 million), €51 million ($57 million) and €17 million ($21 million), respectively, and is included in equity in earnings of affiliates on our consolidated statements of operations. The earnings in 2015 and 2014 include €39 million ($43 million) and €3 million ($4 million) recognized on the sale of nine properties and one property, respectively,

Cash flows from operating activities of the Euro JV were €62 million, €78 million and €69 million for 2016, 2015 and 2014, respectively. Future cash flows from operations primarily are expected to continue to be used to invest in the portfolio through capital expenditures, to fund other investments or distributions to partners.

During 2016, the Euro JV distributed €47 million to its partners, of which Host’s share was €15 million ($18 million). The 2016 distributions were funded with the above mentioned cash from operations. During 2015, the Euro JV distributed €328.5 million to its partners, of which Host’s share was €107 million ($115 million). Ninety-two percent of the 2015 distributions were funded by proceeds from the hotel dispositions described below, while the remainder was funded with cash from operations. The Euro JV invested approximately €23 million in both 2016 and 2015 and €21 million in 2014, in capital expenditures projects. The Euro JV expects to spend between €20 million and €30 million on capital expenditures in 2017, none of which are expected to require additional partner contributions.

During 2015, the Euro JV sold nine properties for €526 million and repaid €229 million of mortgage loans secured by the properties. Net proceeds from the hotel sales were distributed to the partners and were used for other partnership investments.

The Euro JV has €707 million of debt, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. During 2016, the Euro JV completed amendments to two of its mortgage loan agreements, extending their maturity and reducing the overall weighted average interest rate by 20 basis points.

The following presents our portion of the Euro JV debt maturities as of December 31, 2016 (in USD):

We have entered into four foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between May 2017 and January 2018. We have hedged €177 million (approximately $199 million) of our investment via these contracts and have designated draws under our credit facility in Euros. For additional detail on the foreign currency forward sale contracts and our exposure to changes in foreign currency exchange rates, see Part II Item 7A. “—Quantitative and Qualitative Disclosures about Market Risk.”

Asia/Pacific Joint Venture. We have a 25% interest in the Asia/Pacific JV with RECO Hotels JV Private Limited, an affiliate of GIC RE. The agreement may be terminated by either partner at any time, which would trigger the liquidation of the JV. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for equity contributions to the Asia/Pacific JV has expired. Certain funding commitments remain, however, related to its existing investments in India.

As of December 31, 2016, the partners have invested approximately $103 million (of which our share was $26 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. This joint venture owns five operating properties in Delhi, Bangalore and Chennai and two additional properties in the final stages of completion in Chennai, totaling approximately 1,750 rooms. The hotels currently are and will be managed by AccorHotels under the Pullman, ibis and Novotel brands.

On October 14, 2015, the Asia/Pacific JV sold the Four Points by Sheraton Perth for A$91.5 million and repaid A$43 million of mortgage debt. The JV recorded a gain on sale of approximately A$11 million ($8 million). During 2016, we received distributions of approximately $9 million from the Asia/Pacific JV primarily related to the sale of the Four Points by Sheraton Perth.

Maui Joint Venture. We have a 67% ownership interest in a joint venture with an affiliate of HV Global Group, a subsidiary of Interval Leisure Group (“Interval”), that owns a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). Our ownership is a non-controlling interest as a result of the significant economic rights held by the Interval member, which also is the managing member. Since 2012, we have contributed approximately $87 million to the Maui JV, which includes the contribution of land valued at $36 million. As of December 31, 2016, approximately $9 million was outstanding on the joint venture’s construction loan, which is jointly and severally guaranteed by us and Hyatt Hotels Corporation. During 2016, 2015 and 2014, the Maui JV recognized $55 million, $76 million and $54 million, respectively, of sales of timeshare units.  We recognized earnings of $9 million, $11 million and $5 million in 2016, 2015 and 2014, respectively, which includes our portion of the net income of the joint venture as well as a portion of the deferred gain from the contribution of the land.

Hyatt Place Joint Venture. We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. In August 2016, the joint venture refinanced its $31 million construction loan with a new $60 million mortgage loan due August 2019 with two 12-month extension options. The loan bears interest at 1-month USD LIBOR plus 300 basis points, or 3.8%, at December 31, 2016. Upon repayment of the construction loan, the partners were released of their guarantee on such loan. During 2016, the joint venture also made distributions to its partners, of which we received $17 million. Due to the significant control rights of our partner, we do not consolidate the joint venture in our financial statements.

Harbor Beach Joint Venture. We own a 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has approximately $149 million of mortgage debt that is non-recourse to us. Due to significant control rights of our partner, we do not consolidate the joint venture in our financial statements. During 2016, we received approximately $6 million of distributions from the joint venture as a result of excess cash from operations.

For additional discussion on each of our joint venture investments, see Part II Item 8. Financial Statements and Supplementary Data – Note 3. “Investments in Affiliates.”

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2016 (in millions):

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt obligations (1)	$4,475	$693	$455	$1,025	$2,302
Capital lease obligations	1	1	—	—	—
Operating lease obligations	1,461	43	79	75	1,264
Purchase obligations (2)	239	216	23	—	—
Other long-term liabilities reflected on the balance sheet (3)	30	3	—	6	21
Total	$6,206	$956	$557	$1,106	$3,587
___________

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been reflected based on the weighted average interest rate.
(2)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(3)	The amounts shown include deferred management fees, obligations to third-parties related to prior property transactions and the estimated amount of tax expense related to uncertain tax liabilities.

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

Application of New Accounting Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Specifically, as a result of the elimination of the presumption that a general partner should consolidate a limited partnership, and that these partnerships should be evaluated under the VIE or Voting Interest model, we re-evaluated the VIE determination of our non-wholly-owned partnerships. We adopted this standard on January 1, 2016, and applied the changes retrospectively. As a result, we no longer consolidate the partnership that owns the Fort Lauderdale Marriott Harbor Beach Resort & Spa, of which we are the managing partner and hold 49.9% of the partnership interests, due to the voting rights of the third-party owner. Accordingly, the operations, assets and liabilities of the hotel no longer are included in our consolidated financial statements. Instead, we have included our interest in the hotel based on the carrying amount on January 1, 2015 in advances to and investments in affiliates and our portion of the hotel’s earnings are recorded to equity in earnings of affiliates, with no cumulative-effect adjustment. As a result of the adoption of this ASU, total assets and total liabilities at December 31, 2015 were reduced by $128 million and $150 million, respectively. In addition, for the years ended December 31, 2015 and 2014, total revenues were reduced by $37 million and $33 million, respectively. Net income decreased by $6 million for both years ended December 31, 2015 and 2014. The deconsolidation of this entity had no effect on the total equity of Host Inc. stockholders, total Host L.P. capital or net income attributable to Host Inc. or Host L.P.

Additionally, three partnerships now are considered VIE’s, as the general partner maintains control over the decisions that most significantly impact the partnerships; however, this consideration did not change the consolidation determination.  This conclusion includes the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. We also determined that our consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, is a VIE. The total assets of this VIE at December 31, 2016 are $60 million and consist of cash and property and equipment. Liabilities for the VIE total $3 million and consist of accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at December 31, 2016 is $(6) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. In March, April, May and December 2016, the FASB issued ASUs

Nos. 2016-08, 2016-10, 2016-12 and 2016-20, respectively, all related to Revenue from Contracts with Customers (Topic 606), which further clarify the application of the standard. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. The new standards can be applied retrospectively or under a modified retrospective approach. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for certain sale transactions under which we have continuing involvement. Upon adoption, we expect to implement these standards using a modified retrospective approach with a cumulative effect recognized and no prior period restatements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. The standard requires a modified retrospective approach, with restatement of the periods presented in the year of adoption. The primary impact of the new standard will be to the treatment of our 26 ground leases, which represent approximately 85% of all of our operating lease payments. While we have not completed our analysis, we believe that the application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on this calculation. As noted above, we expect that the adoption of this standard will have minimal impact on our income statement.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related income tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. As a result of the standard, we anticipate that the majority of our share-based payment awards granted in 2017 will be deemed equity-classified awards, and the excess tax benefits or deficiencies that are incurred based on the difference between the intrinsic value of the award and the grant-date fair value will be recognized as income tax expense or benefit on the income statement. However, we do not anticipate that the implementation of this standard will have a material effect on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that, on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. Upon adoption of this standard, amounts included in restricted cash and furniture, fixtures and equipment replacement fund on our consolidated balance sheet will be included with cash and cash equivalents on the statement of cash flows. These amounts totaled $175 million and $156 million for the years ended December 31, 2016 and 2015, respectively. The adoption of this standard will not change our balance sheet presentation. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We plan to adopt this standard beginning January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard adopts a two-step approach, wherein, if substantially all of the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction would be considered an asset purchase. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. The standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted.

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

•

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

•

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired The Don CeSar in February 2017. The hotel will not be included in our comparable hotel set until January 1, 2019. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 96 hotels that we owned on December 31, 2016, 88 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2016 are excluded from comparable hotel results for these periods:

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
•

The Phoenician (acquired in June 2015 and, beginning in second quarter 2016, business disruption due to extensive renovations, including all guestrooms and suites, a redesign of the lobby and public areas, renovation of pools, recreation areas and a restaurant and a re-configured spa and fitness center); and

•	Axiom Hotel (acquired as the Powell Hotel in January 2014, then closed during 2015 for extensive renovations and reopened in January 2016).

The operating results of 18 hotels disposed of in 2016 and 2015 are not included in comparable hotel results for the periods presented herein. In 2017, the following hotels will be excluded from our comparable hotel results because they have undergone large-scale capital projects during the comparable periods reported: the Denver Marriott Tech Center; the Hyatt Regency San Francisco Airport; Marriott Marquis San Diego Marina; The Phoenician; and Axiom Hotel. We also will exclude the JW Marriott Desert Springs Resort & Spa, which we sold in January, and the Don CeSar, which we acquired in February, along with any hotels acquired or sold during 2017.

As of December 31, 2015, 95 of our 106 hotels were classified as comparable. The operating results of the following hotels that we owned as of December 31, 2015 are excluded from comparable hotel results for these periods:

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

Our markets consist of the following:

Domestic

•	Boston –Greater Boston Metropolitan area;

•	New York – Greater New York Metropolitan area, including northern New Jersey;
•	Washington D.C. – Metropolitan area, including the Maryland and Virginia suburbs;
•	Atlanta – Atlanta Metropolitan area;
•	Florida – All Florida locations;
•	Chicago – Chicago Metropolitan area;
•	Denver – Denver Metropolitan area;
•	Houston – Houston Metropolitan area;
•	Phoenix – Phoenix Metropolitan area, including Scottsdale;
•	Seattle – Seattle Metropolitan area;
•	San Francisco – Greater San Francisco Metropolitan area, including San Jose;
•	Los Angeles – Greater Los Angeles area, including Orange County;
•	San Diego –San Diego Metropolitan area;
•	Hawaii – All Hawaii locations; and
•	Other – Select cities in California, Indiana, Louisiana, Minnesota, Ohio, Pennsylvania, Tennessee, and Texas.

International

•	Asia-Pacific –Australia;
•	Canada – Toronto and Calgary; and
•	Latin America –Brazil and Mexico.

Our property types consist of the following:

•	Urban—Hotels located in primary business districts of major cities;
•	Suburban—Hotels located in office parks or smaller secondary markets;
•	Resort/conference—Hotels located in resort/conference destinations such as Arizona, Florida, Hawaii and Southern California; and
•	Airport—Hotels located at or near airports.

Constant US$, Nominal US$, and Constant Euros

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for 2015 assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in 2016, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with the manner in which we would evaluate our domestic portfolio. However, the effect of changes in foreign currency has been reflected in the actual results of net income, EBITDA, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations consistent with our financial statement presentation.

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

The following table provides a reconciliation of net income to Adjusted EBITDA (in millions):

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

	Year ended December 31,
	2016	2015
Net income (1)	$771	$565
Interest expense	154	227
Depreciation and amortization	724	708
Income taxes	40	9
EBITDA (1)	1,689	1,509
Gain on dispositions (2)	(250)	(93)
Gain on property insurance settlement	(1)	(2)
Acquisition costs	—	1
Equity investment adjustments:
Equity in earnings of affiliates	(21)	(76)
Pro rata Adjusted EBITDA of equity investments	65	81
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(11)	(11)
Adjusted EBITDA (1)	$1,471	$1,409
___________

(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $2 million for each of the years ended December 31, 2016 and 2015, respectively, for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture. Additionally, in 2016, these line items include $12 million for the reimbursement of operating losses at the New Orleans Marriott due to the 2010 Deepwater Horizon oil spill.

(2)	Reflects the sale of ten hotels in 2016 and the sale of eight hotels in 2015.

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

	Year ended December 31,
	2016	2015
Net income (1)	$771	$565
Less: Net loss attributable to non-controlling interests	(9)	(7)
Net income attributable to Host Inc.	762	558
Adjustments:
Gain on dispositions (2)	(250)	(93)
Tax on dispositions	9	—
Gain on property insurance settlement	(1)	(2)
Depreciation and amortization	720	704
Equity investment adjustments:
Equity in earnings of affiliates	(21)	(76)
Pro rata FFO of equity investments	48	55
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(4)	(5)
FFO adjustments for non-controlling interests of Host L.P.	(6)	(7)
NAREIT FFO (1)	1,257	1,134
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	45
Acquisition costs	—	1
Adjusted FFO (1)	$1,257	$1,180

For calculation on a per share basis:

Adjustments for dilutive securities (3):
Assuming conversion of Exchangeable Senior Debentures	$—	$22
Diluted NAREIT FFO	$1,257	$1,156
Diluted Adjusted FFO	$1,257	$1,202

Diluted weighted average shares outstanding - EPS	743.7	752.9
Assuming conversion of Exchangeable Senior Debentures	—	25.4
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	743.7	778.3
NAREIT FFO per diluted share	$1.69	$1.49
Adjusted FFO per diluted share	$1.69	$1.54
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2016	2015
Number of hotels	88	88
Number of rooms	49,376	49,376
Change in comparable hotel RevPAR -
Constant US$	2.7%	—
Nominal US$	2.5%	—
Operating profit margin (1)	12.6%	11.8%
Comparable hotel EBITDA margin (1)	27.8%	27.0%
Food and beverage profit margin (1)	30.3%	29.2%
Comparable hotel food and beverage profit margin (1)	30.6%	29.7%
Comparable hotel revenues
Room	$3,194	$3,105
Food and beverage (2)	1,430	1,406
Other	284	265
Comparable hotel revenues (3)	4,908	4,776
Comparable hotel expenses
Room	817	806
Food and beverage (4)	993	989
Other	99	122
Management fees, ground rent and other costs	1,635	1,570
Comparable hotel expenses (5)	3,544	3,487
Comparable hotel EBITDA	1,364	1,289
Non-comparable hotel results, net (6)	150	144
Depreciation and amortization	(724)	(708)
Interest expense	(154)	(227)
Provision for income taxes	(40)	(9)
Gain on sale of property and corporate level income/expense	175	76
Net income	$771	$565
___________

(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above table.

(2)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as:
	Year ended December 31,
	2016	2015
Food and beverage sales per the consolidated statements of operations	$1,599	$1,568
Non-comparable hotel food and beverage sales	(169)	(162)
Comparable food and beverage sales	$1,430	$1,406
(3)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:
	Year ended December 31,
	2016	2015
Revenues per the consolidated statements of operations	$5,430	$5,350
Non-comparable hotel revenues	(522)	(574)
Comparable hotel revenues	$4,908	$4,776

(4)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:
	Year ended December 31,
	2016	2015
Food and beverage expenses per the consolidated statements of operations	$1,114	$1,110
Non-comparable hotel food and beverage expenses	(121)	(121)
Comparable food and beverage expenses	$993	$989
(5)	The reconciliation of operating costs and expenses per the consolidated statements of operations to the comparable hotel expenses is as follows:
	Year ended December 31,
	2016	2015
Operating costs and expenses per the consolidated statements of operations	$4,746	$4,719
Non-comparable hotel expenses	(372)	(430)
Depreciation and amortization	(724)	(708)
Corporate and other expenses	(106)	(94)
Comparable hotel expenses	$3,544	$3,487
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

The interest payments on 65% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $13 million in 2017. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
								Fair
	2017	2018	2019	2020	2021	Thereafter	Total	Value
Liabilities
Debt:
Fixed rate (1) (2)	$(3)	$(3)	$(3)	$(3)	$297	$2,096	$2,381	$2,478
Average interest rate	4.65%	4.65%	4.65%	4.65%	4.61%	4.34%

Variable rate (1)	$560	$210	$(1)	$499	$—	$—	$1,268	$1,273
Average interest rate (3)	1.88%	1.81%	1.87%	1.87%	—%	—%
Total debt							$3,649	$3,751

___________
(1)	The amounts are net of unamortized discounts and deferred financing costs.
(2)	Negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.
(3)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2016. No adjustments are made for forecast changes in the rate.

Exchange Rate Sensitivity

We have currency exchange risk as a result of our hotel ownership in Australia, Brazil, Canada and Mexico and our investment in the European and Asia/Pacific joint ventures. We utilize several strategies to mitigate the exposure of exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, and (iii) investing through partnership and joint venture structures. For 2016 and 2015, revenues from our consolidated foreign operations were $171 million and $221 million, or 3% and 4%, respectively, of our total revenues. As of December 31, 2016, our international investments consisted of the following (in millions):

Consolidated

Country	Consolidated Assets (Book Value)	Mortgage Debt	Non-Controlling Interest	Net Assets	Credit Facility Draw(1)	Foreign Currency Forward Purchase Contracts (notional)	Net Asset Exposure	2016 Net Gain/(Loss) on Foreign Currency Exposure (2)
Australia	$111	$(62)	$(10)	$39	$(36)	$—	$3	$1
Brazil	77	—	—	77	—	—	77	9
Canada	75	—	—	75	(80)	(19)	(24)	(1)
Mexico	17	—	(8)	9	—	—	9	(1)
New Zealand(3)	35	—	—	35	—	(32)	3	—
United Kingdom	—	—	—	—	(14)	—	(14)	3
	$315	$(62)	$(18)	$235	$(130)	$(51)	$54	$11

Unconsolidated

	Investment Balance	Foreign Currency Forward Purchase Contracts (notional)	Credit Facility Draw	Net Asset Exposure	2016 Net Gain/(Loss) on Foreign Currency Exposure (2)
European Joint Venture	$227	$(118)	$(81)	$28	$(4)
Asia/Pacific Joint Venture	17	—	—	17	—
	$244	$(118)	$(81)	$45	$(4)
___________

(1)	Approximately $34 million of the $80 million CAD credit facility draw and the entire AUD credit facility draw have been designated as hedges of our net investment in foreign entities.
(2)	Includes a net gain of $1 million that is included in accumulated other comprehensive income and $6 million recognized during 2016 in our Statement of Operations.
(3)	We have substantially liquidated our New Zealand assets; however, the remaining balance relates to $35 million of cash repatriated in January 2017.

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

During 2016, in connection with the maturity of foreign currency forward sale contracts with a total notional amount of C$25 million and €30 million, for which we received total proceeds of approximately $11 million, we entered into new foreign currency forward sale contracts with the same notional amounts. We also entered into a new foreign currency forward sale contract with a total notional amount of NZ$45 million. The gain related to the matured contracts is included in accumulated other comprehensive income and will be recognized in earnings when our investments have been repatriated.

As of December 31, 2016, we have six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to other comprehensive income (loss) within the equity portion of our balance sheets. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

As of December 31, 2016, the fair value of our foreign currency forward sale contracts is $12 million. The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Year ended December 31,
Range	Currency		in Dollars	Date Range	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$5	$13
November 2016	C$	25	$19	November 2018	$—	$3
November 2016	NZ$	45	$32	February 2017	$1	$—

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

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Year ended December 31,
Currency	US$	Foreign Currency		2016	2015
Canadian dollars (1)	$34	C$	46	$(1)	$5
Euros	$81		€77	$3	$10
Australian dollars	$36	A$	50	$2	$—
___________
(1)	We have drawn an additional $45 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

Item 8.      Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Host Hotels & Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A Controls and Procedures—Internal Control over Financial Reporting of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Host Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 24, 2017

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
McLean, Virginia
February 24, 2017

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(in millions, except per share amounts)

	2016	2015

ASSETS
Property and equipment, net	$10,145	$10,583
Assets held for sale	150	55
Due from managers	55	56
Advances to and investments in affiliates	286	324
Furniture, fixtures and equipment replacement fund	173	141
Other	225	261
Restricted cash	2	15
Cash and cash equivalents	372	221
Total assets	$11,408	$11,656

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,380	$2,376
Credit facility, including term loans of $997 million and $996 million, respectively	1,206	1,291
Mortgage debt	63	200
Total debt	3,649	3,867
Accounts payable and accrued expenses	278	243
Other	283	299
Total liabilities	4,210	4,409

Non-controlling interests - Host Hotels & Resorts, L.P.	165	143

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 737.8 million shares and 750.3 million shares issued and outstanding, respectively	7	8
Additional paid-in capital	8,077	8,302
Accumulated other comprehensive loss	(83)	(107)
Deficit	(1,007)	(1,139)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,994	7,064
Non-controlling interests—other consolidated partnerships	39	40
Total equity	7,033	7,104
Total liabilities, non-controlling interests and equity	$11,408	$11,656

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

(in millions, except per common share amounts)

	2016	2015	2014
REVENUES
Rooms	$3,492	$3,465	$3,452
Food and beverage	1,599	1,568	1,546
Other	339	317	323
Total revenues	5,430	5,350	5,321
EXPENSES
Rooms	893	902	924
Food and beverage	1,114	1,110	1,109
Other departmental and support expenses	1,306	1,295	1,264
Management fees	236	226	227
Other property-level expenses	382	386	377
Depreciation and amortization	724	708	693
Corporate and other expenses	106	94	43
Gain on insurance and business interruption settlements	(15)	(2)	(10)
Total operating costs and expenses	4,746	4,719	4,627
OPERATING PROFIT	684	631	694
Interest income	3	4	4
Interest expense	(154)	(227)	(207)
Gain on sale of assets	253	95	236
Gain (loss) on foreign currency transactions and derivatives	4	(5)	(1)
Equity in earnings of affiliates	21	76	29
INCOME BEFORE INCOME TAXES	811	574	755
Provision for income taxes	(40)	(9)	(14)
NET INCOME	771	565	741
Less: Net income attributable to non-controlling interests	(9)	(7)	(9)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$762	$558	$732
Basic earnings per common share	$1.03	$.74	$.97
Diluted earnings per common share	$1.02	$.74	$.96

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
NET INCOME	$771	$565	$741
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	(71)	(60)
Change in fair value of derivative instruments	7	11	19
Amounts reclassified from other comprehensive income (loss)	17	3	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	24	(57)	(41)
COMPREHENSIVE INCOME	795	508	700
Less: Comprehensive income attributable to non-controlling interests	(8)	(5)	(9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$787	$503	$691

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2016, 2015 and 2014

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-controlling Interest of Other Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P.
754.8	Balance, December 31, 2013	$8	$8,492	$(9)	$(1,263)	$53	$190
—	Net income	—	—	—	732	—	9
—	Other changes in ownership	—	(39)	—	—	(1)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(60)	—	—	—
—	Change in fair value of derivative instruments	—	—	19	—	—	—
0.2	Common stock issuances	—	4	—	—	—	—
0.5	Comprehensive stock and employee stock purchase plans	—	13	—	—	—	—
—	Common stock dividends	—	—	—	(567)	—	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	(6)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	1	—
—	Distributions to non-controlling interests	—	—	—	—	(1)	(6)
755.8	Balance, December 31, 2014	$8	$8,476	$(50)	$(1,098)	$52	$225
—	Net income	—	—	—	558	—	7
—	Other changes in ownership	—	81	—	—	(10)	(78)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(71)	—	(2)	—
—	Change in fair value of derivative instruments	—	—	11	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	3	—	—	—
32.1	Common stock issuances	—	401	—	—	—	—
0.6	Comprehensive stock and employee stock purchase plans	—	16	—	—	—	—
—	Common stock dividends	—	—	—	(599)	—	—
0.1	Redemptions of limited partner interests for common stock	—	3	—	—	—	(3)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	2	—
—	Distributions to non-controlling interests	—	—	—	—	(2)	(8)
(38.3)	Repurchase of common stock	—	(675)	—	—	—	—
750.3	Balance, December 31, 2015	$8	$8,302	$(107)	$(1,139)	$40	$143
—	Net income	—	—	—	762	—	9
—	Other changes in ownership	—	(30)	—	—	—	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	—	—	(1)	—
—	Change in fair value of derivative instruments	—	—	7	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	17	—	—	—
0.3	Common stock issuances	—	4	—	—	—	—
0.4	Comprehensive stock and employee stock purchase plans	—	8	—	—	—	—
—	Common stock dividends	—	—	—	(630)	—	—
0.6	Redemptions of limited partner interests for common stock	—	10	—	—	—	(10)
—	Distributions to non-controlling interests	—	—	—	—	—	(8)
(13.8)	Repurchase of common stock	(1)	(217)	—	—	—	—
737.8	Balance, December 31, 2016	$7	$8,077	$(83)	$(1,007)	$39	$165

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
OPERATING ACTIVITIES
Net income	$771	$565	$741
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	724	708	693
Amortization of finance costs, discounts and premiums, net	7	21	24
Non-cash loss on extinguishment of debt	—	11	2
Stock compensation expense	12	11	22
Deferred income taxes	27	5	(1)
Gain on sale of assets	(253)	(95)	(236)
(Gain) loss on foreign currency transactions and derivatives	(4)	5	1
Gain on property insurance settlement	(1)	(2)	(1)
Equity in earnings of affiliates	(21)	(76)	(29)
Change in due from managers	(6)	17	(17)
Distributions from investments in affiliates	29	27	7
Change in restricted cash for operating activities	—	—	25
Changes in other assets	12	18	(34)
Changes in other liabilities	6	(56)	(57)
Cash provided by operating activities	1,303	1,159	1,140

INVESTING ACTIVITIES
Proceeds from sales of assets, net	467	277	497
Return of investments in affiliates	23	106	42
Advances to and investments in affiliates	(5)	(4)	(65)
Acquisitions	(63)	(438)	(138)
Capital expenditures:
Renewals and replacements	(293)	(383)	(316)
Redevelopment and acquisition-related investments	(226)	(275)	(112)
New development	—	—	(13)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(31)	(10)	17
Change in restricted cash for investing activities	13	(16)	—
Property insurance proceeds	—	11	2
Cash used in investing activities	(115)	(732)	(86)

FINANCING ACTIVITIES
Financing costs	—	(11)	(4)
Issuances of debt	—	898	4
Draws on credit facility	734	845	4
Term loan issuance	—	500	—
Repayment of credit facility	(816)	(725)	(225)
Repurchase/redemption of senior notes	—	(1,001)	(150)
Mortgage debt and other prepayments and scheduled maturities	(137)	(35)	(384)
Issuance of common stock	4	2	4
Common stock repurchase	(218)	(675)	—
Dividends on common stock	(596)	(646)	(469)
Other financing activities	(8)	(9)	1
Cash used in financing activities	(1,037)	(857)	(1,219)
Effects of exchange rate changes on cash held	—	(15)	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151	(445)	(173)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666	839
CASH AND CASH EQUIVALENTS, END OF PERIOD	$372	$221	$666

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2016, 2015 and 2014

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2016, 2015 and 2014, Host Inc. issued approximately 0.6 million, 0.1 million and 0.3 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $10 million, $3 million and $6 million, respectively.

During 2015, holders of $399 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to convert their debentures into 32 million shares of Host Inc. common stock.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(in millions)

	2016	2015

ASSETS
Property and equipment, net	$10,145	$10,583
Assets held for sale	150	55
Due from managers	55	56
Advances to and investments in affiliates	286	324
Furniture, fixtures and equipment replacement fund	173	141
Other	225	261
Restricted cash	2	15
Cash and cash equivalents	372	221
Total assets	$11,408	$11,656

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,380	$2,376
Credit facility, including term loans of $997 million and $996 million, respectively	1,206	1,291
Mortgage debt	63	200
Total debt	3,649	3,867
Accounts payable and accrued expenses	278	243
Other	283	299
Total liabilities	4,210	4,409

Limited partnership interests of third parties	165	143

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,076	7,170
Accumulated other comprehensive loss	(83)	(107)
Total Host Hotels & Resorts, L.P. capital	6,994	7,064
Non-controlling interests—consolidated partnerships	39	40
Total capital	7,033	7,104
Total liabilities, limited partnership interest of third parties and capital	$11,408	$11,656

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015 and 2014

(in millions, except per common unit amounts)

	2016	2015	2014
REVENUES
Rooms	$3,492	$3,465	$3,452
Food and beverage	1,599	1,568	1,546
Other	339	317	323
Total revenues	5,430	5,350	5,321
EXPENSES
Rooms	893	902	924
Food and beverage	1,114	1,110	1,109
Other departmental and support expenses	1,306	1,295	1,264
Management fees	236	226	227
Other property-level expenses	382	386	377
Depreciation and amortization	724	708	693
Corporate and other expenses	106	94	43
Gain on insurance and business interruption settlements	(15)	(2)	(10)
Total operating costs and expenses	4,746	4,719	4,627
OPERATING PROFIT	684	631	694
Interest income	3	4	4
Interest expense	(154)	(227)	(207)
Gain on sale of assets	253	95	236
Gain (loss) on foreign currency transactions and derivatives	4	(5)	(1)
Equity in earnings of affiliates	21	76	29
INCOME BEFORE INCOME TAXES	811	574	755
Provision for income taxes	(40)	(9)	(14)
NET INCOME	771	565	741
Less: Net loss attributable to non-controlling interests	—	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$771	$565	$741
Basic earnings per common unit	$1.05	$.76	$.99
Diluted earnings per common unit	$1.05	$.76	$.99

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
NET INCOME	$771	$565	$741
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	(71)	(60)
Change in fair value of derivative instruments	7	11	19
Amounts reclassified from other comprehensive income (loss)	17	3	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	24	(57)	(41)
COMPREHENSIVE INCOME	795	508	700
Less: Comprehensive loss attributable to non-controlling interests	1	2	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$796	$510	$700

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2016, 2015 and 2014

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties
738.9	Balance, December 31, 2013	$1	$7,236	$(9)	$53	$190
—	Net income	—	732	—	—	9
—	Other changes in ownership	—	(39)	—	(1)	38
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(60)	—	—
—	Change in fair value of derivative instruments	—	—	19	—	—
0.2	Common OP unit issuances	—	4	—	—	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	13	—	—	—
—	Distributions on common OP units	—	(567)	—	—	(6)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	(6)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	1	—
—	Distributions to non-controlling interests	—	—	—	(1)	—
739.9	Balance, December 31, 2014	$1	$7,385	$(50)	$52	$225
—	Net income	—	558	—	—	7
—	Other changes in ownership	—	81	—	(10)	(78)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(71)	(2)	—
—	Change in fair value of derivative instruments	—	—	11	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	3	—	—
31.4	Common OP unit issuances	—	401	—	—	—
0.6	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	16	—	—	—
—	Distributions on common OP units	—	(599)	—	—	(8)
0.1	Redemptions of limited partner interests for common stock	—	3	—	—	(3)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	2	—
—	Distributions to non-controlling interests	—	—	—	(2)	—
(37.5)	Repurchase of common OP units	—	(675)	—	—	—
734.5	Balance, December 31, 2015	$1	$7,170	$(107)	$40	$143
—	Net income	—	762	—	—	9
—	Other changes in ownership	—	(30)	—	—	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	—	(1)	—
—	Change in fair value of derivative instruments	—	—	7	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	17	—	—
0.2	Common OP unit issuances	—	4	—	—	—
0.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	8	—	—	—
—	Distributions on common OP units	—	(630)	—	—	(8)
0.6	Redemptions of limited partner interests for common stock	—	10	—	—	(10)
(13.5)	Repurchase of common OP units	—	(218)	—	—	—
722.2	Balance, December 31, 2016	$1	$7,076	$(83)	$39	$165

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(in millions)

	2016	2015	2014
OPERATING ACTIVITIES
Net income	$771	$565	$741
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	724	708	693
Amortization of finance costs, discounts and premiums, net	7	21	24
Non-cash loss on extinguishment of debt	—	11	2
Stock compensation expense	12	11	22
Deferred income taxes	27	5	(1)
Gain on sale of assets	(253)	(95)	(236)
(Gain) loss on foreign currency transactions and derivatives	(4)	5	1
Gain on property insurance settlement	(1)	(2)	(1)
Equity in earnings of affiliates	(21)	(76)	(29)
Change in due from managers	(6)	17	(17)
Distributions from investments in affiliates	29	27	7
Change in restricted cash for operating activities	—	—	25
Changes in other assets	12	18	(34)
Changes in other liabilities	6	(56)	(57)
Cash provided by operating activities	1,303	1,159	1,140

INVESTING ACTIVITIES
Proceeds from sales of assets, net	467	277	497
Return of investments in affiliates	23	106	42
Advances to and investments in affiliates	(5)	(4)	(65)
Acquisitions	(63)	(438)	(138)
Capital expenditures:
Renewals and replacements	(293)	(383)	(316)
Redevelopment and acquisition-related investments	(226)	(275)	(112)
New development	—	—	(13)
Change in furniture, fixtures and equipment ("FF&E") replacement fund	(31)	(10)	17
Change in restricted cash for investing activities	13	(16)	—
Property insurance proceeds	—	11	2
Cash used in investing activities	(115)	(732)	(86)

FINANCING ACTIVITIES
Financing costs	—	(11)	(4)
Issuances of debt	—	898	4
Draws on credit facility	734	845	4
Term loan issuance	—	500	—
Repayment of credit facility	(816)	(725)	(225)
Repurchase/redemption of senior notes	—	(1,001)	(150)
Mortgage debt and other prepayments and scheduled maturities	(137)	(35)	(384)
Issuance of common OP units	4	2	4
Repurchase of common OP units	(218)	(675)	—
Distributions on common OP units	(603)	(654)	(475)
Other financing activities	(1)	(1)	7
Cash used in financing activities	(1,037)	(857)	(1,219)
Effects of exchange rate changes on cash held	—	(15)	(8)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	151	(445)	(173)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	221	666	839
CASH AND CASH EQUIVALENTS, END OF PERIOD	$372	$221	$666

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2016, 2015 and 2014, non-controlling partners converted common operating partnership units (“OP units”) valued at $10 million, $3 million and $6 million, respectively, in exchange for 0.6 million, 0.1 million and 0.3 million shares, respectively, of Host Inc. common stock.

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

Consolidated Portfolio

As of December 31, 2016, the hotels in our consolidated portfolio are located in the following countries:

Hotels
United States	89
Australia	1
Brazil	3
Canada	2
Mexico	1
Total	96

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels).

As of December 31, 2016, the Euro JV hotels are located in the following countries:

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. Specifically, as a result of the elimination of the presumption that a general partner should consolidate a limited partnership, and that these partnerships should be evaluated under the VIE or Voting Interest model, we re-evaluated the VIE determination of our non-wholly-owned partnerships. We adopted this standard on January 1, 2016, and applied the changes retrospectively. As a result, we no longer consolidate the partnership that owns the Fort Lauderdale Marriott Harbor Beach Resort & Spa, of which we are the managing partner and hold 49.9% of the partnership interests, due to the voting rights of the third-party owner. Accordingly, the operations, assets and liabilities of the hotel no longer are included in our consolidated financial statements. Instead, we have included our interest in the hotel based on the carrying amount on January 1, 2015 in advances to and investments in affiliates and our portion of the hotel’s earnings are recorded to equity in earnings of affiliates, with no cumulative-effect adjustment. As a result of the adoption of this ASU, total assets and total liabilities at December 31, 2015 were reduced by $128 million and $150 million, respectively. In addition, for the years ended December 31, 2015 and 2014, total revenues were reduced by $37 million and $33 million, respectively. Net income decreased by $6 million for both years ended December 31, 2015 and 2014. The deconsolidation of this entity had no effect on the total equity of Host Inc. stockholders, total Host L.P. capital or net income attributable to Host Inc. or Host L.P.

Additionally, three partnerships now are considered VIE’s, as the general partner maintains control over the decisions that most significantly impact the partnerships; however, this consideration did not change the consolidation determination.  This conclusion includes the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. We also determined that our consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, is a VIE. The total assets of this VIE at December 31, 2016 are $60 million and consist of cash and property and equipment. Liabilities for the VIE total $3 million and consist of accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at December 31, 2016 is $(6) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

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

Restricted Cash

Restricted cash may include reserves for debt service, real estate taxes, insurance, and furniture, fixtures and equipment replacement, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions, and a reserve required for potential legal damages. For purposes of the statements of cash flows, changes in restricted cash caused by changes in required legal reserves are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures and equipment replacement are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements and are reflected in cash flows from financing activities.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We capitalize certain inventory (such as china, glass, silver, and linen) at the time of a hotel opening or acquisition, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts then are amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when placed in service.

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at our hotels, which generally is funded with 5% of property revenues.

Impairment testing.  We analyze our consolidated properties for impairment throughout the year when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of the future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable. For impaired assets, we record an impairment expense equal to the excess of the carrying value of the asset over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not that the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimated life is equal to the GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or that it is more likely than not that the asset will be sold prior to its previously expected useful life. We also consider the effect of regular renewal and replacement capital expenditures on the estimated life of our properties, including critical infrastructure, which regularly is maintained and then replaced at the end of its useful life.

In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

•	projected cash flows, both from operations and from the eventual disposition;
•	the expected useful life and holding period of the asset;
•	the future required capital expenditures; and
•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices, as well as available third-party appraisals.

While we consider all of the above indicators as preliminary indicators to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations in order to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2016. The projected cash flows consider items such as booking pace, occupancy, room rate and property-level operating costs. As a result of our review, we identified no properties that required further consideration of property and market specific conditions or factors to determine if it was impaired. If any properties had been identified, we use an undiscounted cash flow analysis, considering a range of RevPAR and operating margins compared to the prior years’ operating results in evaluating the probability-weighted projected cash flows from operations. To appropriately evaluate if the carrying value of the asset is recoverable, we project cash flows at a stabilized growth rate over its remaining estimated life using assumptions and estimates that we believe reflect current market conditions. No impairment was recorded in 2016 and 2015. During 2014, we recognized impairment expense of $6 million on one property, which is included in depreciation and amortization.

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

Discontinued Operations. We generally include the operations of a disposed hotel or a hotel that has been classified as held for sale in continuing operations, including the gain or loss on the sale, unless the sale represents a strategic shift that will have a major impact on our operations and financial results. We adopted this policy as of January 1, 2014, following the issuance of ASU 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity, and no prior year restatements were permitted.

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

Intangible Assets and Acquired Liabilities

In conjunction with our acquisitions, we may identify intangible assets and other liabilities. These identifiable intangible assets and liabilities typically include above and below market contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets and liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2016, we consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $39 million and $40 million as of December 31, 2016 and 2015, respectively. One of the partnerships has a finite life that terminates in 2095, and the associated non-controlling interests are mandatorily redeemable at the end of, but not prior to, the finite life.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income attributable to non-controlling interests of third parties was immaterial for each of the years ended December 31, 2016, 2015 and 2014.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the historical cost and redemption values for the non-controlling interests:

	As of December 31,
	2016	2015
OP units outstanding (millions)	8.6	9.1
Market price per Host Inc. common share	$18.84	$15.34
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$165	$143
Historical cost (millions)	84	90
Book value (millions) (1)	165	143
___________

(1)The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $9 million, $7 million and $9 million for 2016, 2015 and 2014, respectively.

Investments in Affiliates

Other-than-Temporary Impairment of an Investment.  We perform an analysis for our equity method investments for impairment based on the occurrence of triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, generally we will have few observable inputs and will determine fair value based on a discounted cash flow analysis of the investment, as well as consideration of the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotel properties, to estimate the expected cash flows. If an equity method investment is impaired and that impairment is determined to be other than temporary, an expense is recorded for the difference between the fair value and the carrying amount of the investment. No other-than-temporary impairment was recorded in 2016, 2015, or 2014.

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

Income Taxes

Host Inc. has elected to be treated as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our intention to continue to comply with the REIT qualification requirements and to maintain our qualification for taxation as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its revenues) generally is not subject to federal and state income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign income tax. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of our taxable REIT subsidiaries, and state, local, and foreign income and franchise taxes incurred by Host L.P. and its subsidiaries.

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

Foreign Currency Translation

As of December 31, 2016, our international operations consist of hotels located in Australia, Brazil, Canada and Mexico, as well as investments in the Euro JV and the Asia/Pacific JV. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

Derivative Instruments

We are subject to market exposures in several aspects of our business and may enter into derivative instruments in order to hedge the effect of these market exposures on our operations. Potential market exposures for which we may use derivative instruments to hedge include: (i) changes in the fair value of our international investments due to fluctuations in currency exchange rates, (ii) changes in the fair value of our fixed-rate debt due to changes in the underlying interest rates, and (iii) variability in interest payments due to changes in the underlying interest rate of our floating-rate debt. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or other comprehensive income (loss), based on the applicable hedge accounting guidance. We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted future cash payments. Prior to entering into the derivative instrument, we evaluate whether the transaction will qualify for hedge accounting and continue to evaluate hedge effectiveness throughout the life of the instrument. Derivative instruments that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to net income (loss) or other comprehensive income (loss), based on the applicable hedge accounting guidance. We incorporate credit valuation adjustments to reflect, as applicable, our own nonperformance risk or the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and accumulated guarantees. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2016	2015
Gain on foreign currency forward contracts	$40	$35
Loss on interest rate swap cash flow hedges	(5)	(7)
Foreign currency translation	(121)	(137)
Other comprehensive loss attributable to non-controlling interests	3	2
Total accumulated other comprehensive loss	$(83)	$(107)

During 2016, we reclassified a net loss due to foreign currency translation of $17 million that had been recognized previously in other comprehensive income (loss) upon the sale of two hotels in Chile and four hotels in New Zealand. During 2015, we reclassified a net loss due to foreign currency translation of $3 million that had been recognized previously in other comprehensive income (loss) upon the sale of the Delta Meadowvale Hotel & Conference Centre and three hotels in New Zealand. The losses were recognized as a reduction to the gain on sale of assets.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2016	2015	2014
Net income	$771	$565	$741
Less: Net income attributable to non-controlling interests	(9)	(7)	(9)
Net income attributable to Host Inc.	762	558	732
Assuming conversion of exchangeable senior debentures	—	—	27
Diluted income attributable to Host Inc.	$762	$558	$759

Basic weighted average shares outstanding	743.0	752.4	755.4
Assuming weighted average shares for conversion of exchangeable senior debentures	—	—	30.3
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.7	0.5	1.1
Diluted weighted average shares outstanding (1)	743.7	752.9	786.8

Basic earnings per common share	$1.03	$.74	$.97
Diluted earnings per common share	$1.02	$.74	$.96
___________
(1)

There were approximately 25 million potentially dilutive shares (on a weighted average basis) for the year ended December 31, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 in exchange for 32 million shares.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2016	2015	2014
Net income	$771	$565	$741
Less: Net loss attributable to non-controlling interests	—	—	—
Net income attributable to Host L.P.	771	565	741
Assuming conversion of exchangeable senior debentures	—	—	27
Diluted income attributable to Host L.P.	$771	$565	$768

Basic weighted average units outstanding	736.3	745.7	748.9
Assuming weighted average units for conversion of exchangeable senior debentures	—	—	29.7
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.6	0.5	1.0
Diluted weighted average units outstanding (1)	736.9	746.2	779.6

Basic earnings per common unit	$1.05	$.76	$.99
Diluted earnings per common unit	$1.05	$.76	$.99
___________

(1)

There were approximately 25 million potentially dilutive units (on a weighted average basis) for the year ended December 31, 2015, related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 and Host L.P. issued 31.3 million units.

Share-Based Payments

At December 31, 2016, Host Inc. maintained two stock-based employee compensation plans. Upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. These liabilities are included in the consolidated financial statements for Host Inc. and Host L.P.

We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services either as equity-classified awards or liability-classified awards based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Awards are classified as liabilities to the extent that settlement features allow the recipient to determine the percentage of the restricted stock awards to be withheld to meet the recipients’ income tax withholding requirements. As these awards vest over a one-year period ending December 31, the value is calculated as the estimated number of shares earned during the year multiplied by the stock price at year end, less estimated forfeitures. For performance-based awards, compensation cost will be recognized when the achievement of the performance condition is considered probable. If a performance condition has more than one outcome that is probable, recognition of compensation cost will be based on the condition that is the most likely outcome. No compensation cost is recognized for awards for which employees do not render the requisite services.

Effective January 1, 2017, we implemented a new stock-based employee compensation plan. Based upon the cash settlement options and in conjunction with the adoption of ASU No. 2016-09, we anticipate that the awards under the new plan will be classified as equity. The plan includes awards that vest over a one-year, two-year and three-year period.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2016 and 2015, our exposure to risk related to our derivative instruments totaled $12 million and $17 million, respectively, and the counterparties to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

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

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. In March, April, May and December 2016, the FASB issued ASUs Nos. 2016-08, 2016-10, 2016-12 and 2016-20, respectively, all related to Revenue from Contracts with Customers (Topic 606), which further clarify the application of the standard. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. The new standards can be applied retrospectively or under a modified retrospective approach. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for certain sale transactions under which we have continuing involvement. Upon adoption, we expect to implement these standards using a modified retrospective approach with a cumulative effect recognized and no prior period restatements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. The standard requires a modified retrospective approach, with restatement of the periods presented in the year of adoption. The primary impact of the new standard will be to the treatment of our 26 ground leases, which represent approximately 85% of all of our operating lease payments. While we have not completed our analysis, we believe that the application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on this calculation. As noted above, we expect that the adoption of this standard will have minimal impact on our income statement.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related income tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. As a result of the standard, we anticipate that the majority of our share-based payment awards granted in 2017 will be deemed equity-classified awards, and the excess tax benefits or deficiencies that are incurred based on the difference between the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intrinsic value of the award and the grant-date fair value will be recognized as income tax expense or benefit on the income statement. However, we do not anticipate that the implementation of this standard will have a material effect on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that, on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. Upon adoption of this standard, amounts included in restricted cash and furniture, fixtures and equipment replacement fund on our consolidated balance sheet will be included with cash and cash equivalents on the statement of cash flows. These amounts totaled $175 million and $156 million for the years ended December 31, 2016 and 2015, respectively. The adoption of this standard will not change our balance sheet presentation. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We plan to adopt this standard beginning January 1, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard adopts a two-step approach, wherein, if substantially all of the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction would be considered an asset purchase. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. The standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted.

2.	Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2016	2015
Land and land improvements	$2,047	$2,044
Buildings and leasehold improvements	13,483	13,472
Furniture and equipment	2,377	2,283
Construction in progress	86	289
	17,993	18,088
Less accumulated depreciation and amortization	(7,848)	(7,505)
	$10,145	$10,583

The aggregate cost of real estate for federal income tax purposes is approximately $10.6 billion at December 31, 2016.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.Investments in Affiliates

We own investments in joint ventures that are accounted for under the equity method of accounting. The debt of the European, Hyatt Place, Harbor Beach and Philadelphia Marriott Downtown joint ventures is non-recourse to, and not guaranteed by, us, and a default of the debt does not trigger a default under any of our debt. As of December 31, 2016, 100% of the $9 million construction loan for the Maui JV is jointly and severally guaranteed by the partners of the joint venture. Investments in affiliates consist of the following (in millions):

	As of December 31, 2016
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2016 (1)	Assets
Euro JV	32.1 - 33.4%	$227	$236	$744	$18	Ten hotels in Europe
Asia/Pacific JV (2)	25%	17	—	—	9	A 36% interest in five operating hotels and two hotels in final stages of completion in India
Maui JV	67%	81	27	41	—	131-unit vacation ownership project in Maui, HI
Hyatt Place JV (3)	50%	(12)	30	60	17	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(24)	75	149	6	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	24	221	2	One hotel in Philadelphia, PA
Fifth Wall Ventures		3	—	—	—	Real estate industry technology investment
Total		$286	$392	$1,215	$52

	As of December 31, 2015
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2015 (1)	Assets
Euro JV (4)	32.1 - 33.4%	$251	$252	$797	$115	Ten hotels in Europe
Asia/Pacific JV	25%	25	—	—	—	A 36% interest in five operating hotels and two hotels under development in India
Maui JV	67%	72	45	68	—	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	3	15	31	8	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(21)	75	149	8	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	25	224	2	One hotel in Philadelphia, PA
Total		$324	$412	$1,269	$133
___________
(1)	Distributions received were funded by cash from operations unless otherwise noted.
(2)	Distributions received from the Asia/Pacific JV in 2016 were primarily related to the sale of the Four Points by Sheraton Perth in 2015.
(3)	Distributions received from the Hyatt Place JV include $14 million of loan refinancing proceeds.
(4)

Ninety-two percent of the 2015 distributions received from the Euro JV were funded by proceeds from the disposition of nine hotels, discussed below, while the remaining was funded with cash from operations.

European Joint Venture

We own general and limited partner interests in the Euro JV that consists of two separate funds, with the other partners being APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We own a combined 32.1% interest of Euro JV Fund I and a combined 33.4% interest of Euro JV Fund II. We do not consolidate the Euro JV due to the structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets. The joint venture agreement expires in 2021, subject to two one-year extensions. As of December 31, 2016, the total assets of the Euro JV are approximately €1.5 billion. As asset manager of the Euro JV

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds, we earn asset management fees based on the amount of equity invested, which in 2016, 2015 and 2014 aggregated approximately $8 million, $11 million and $16 million, respectively.

As of December 31, 2016, the partners have funded approximately €463 million, or 67%, of the total equity commitment for Euro JV Fund I and €301 million, or 67%, of the total equity commitment for Euro JV Fund II. On June 27, 2016, the Euro JV Fund II partners amended the Euro JV partnership agreement to extend the equity commitment period for Euro JV Fund II by one year to June 27, 2017. The remaining equity commitment for Euro JV Fund I is limited in its use to capital expenditures and financing needs.

Signification transactions for the Euro JV during 2016 and 2015 were as follows:

•	During 2016, the Euro JV completed amendments to two of its mortgage loan agreements, extending their final maturity and reducing the overall weighted average interest rate by 20 basis points.
•

During 2015, the Euro JV sold nine properties for €526 million, repaid €229 million of mortgage loans secured by the properties and distributed €328.5 million to its partners. The earnings in 2015 include €39 million ($43 million) related to our portion of the gains recognized on the sale of the nine properties.

We have entered into four foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between May 2017 and January 2018. We have hedged €177 million (approximately $199 million) of our investment via these contracts and designated draws under our credit facility in Euros. See Note 12 – “Fair Value Measurement” for further information.

Asia/Pacific Joint Venture

We own a 25% general and limited partner interest in the Asia/Pacific JV, the other partner of which is RECO Hotels JV Private Limited, an affiliate of GIC RE. The Asia/Pacific JV may be terminated by the partners at any time. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for the equity contributions to the joint venture has expired. Certain funding commitments remain, however, related to its existing investments in India.

As of December 31, 2016, the Asia/Pacific JV partners have invested approximately $103 million (of which our share was $26 million) in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. On November 3, 2015, the joint venture opened the Pullman & Novotel New Delhi Aerocity. As a result, this joint venture owns two hotels in Bangalore, one in Chennai, two in New Delhi and two additional properties in the final stages of completion in Chennai. The hotels are or will be managed by AccorHotels under the Pullman, ibis and Novotel brands.

On October 14, 2015, the Asia/Pacific JV sold the Four Points by Sheraton Perth for A$91.5 million and repaid A$43 million of mortgage debt. The Asia/Pacific JV recorded a gain on sale of approximately A$11 million ($8 million), of which our portion is included in the 2015 earnings.

Maui Joint Venture

We have a 67% non-controlling interest in a joint venture that owns a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). The project opened in December 2014. Since 2012, we have contributed approximately $87 million to the Maui JV, which includes the contribution of land valued at $36 million.  As of December 31, 2016, approximately $9 million was outstanding on the joint venture’s construction loan, which is jointly and severally guaranteed by us and Hyatt Hotels Corporation. Additionally, the joint venture has $32 million of outstanding debt used to facilitate the sales of the vacation ownership units, which is not guaranteed by us.

Hyatt Place Joint Venture

We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. In August 2016, the Hyatt Place joint venture refinanced its $31 million construction loan with a new $60 million mortgage loan due August 2019, with two 12-month extension options. The loan bears interest at 1-month USD LIBOR plus 300 basis points, or 3.8%, at December 31, 2016. Upon repayment of the construction loan, the partners were released of their guarantee on such loan.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Harbor Beach Joint Venture

We have a non-controlling 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resorts & Spa in Florida. The joint venture has an outstanding $149 million mortgage loan with a maturity date of January 1, 2024. The loan bears interest at 4.75%. Only monthly interest payments are being made on the loan. No principal payments are due until the loan maturity date of January 1, 2024.

Combined Financial Information of Unconsolidated Investees

Combined summarized balance sheet information for our affiliates is as follows (in millions):

	As of December 31,
	2016	2015
Property and equipment, net	$1,634	$1,708
Timeshare inventory	137	157
Other assets	514	538
Total assets	$2,285	$2,403
Debt	$1,215	$1,269
Other liabilities	319	302
Equity	751	832
Total liabilities and equity	$2,285	$2,403

Combined summarized operating results for our affiliates is as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Total revenues	$599	$769	$810
Operating expenses
Expenses	(437)	(558)	(577)
Depreciation and amortization	(73)	(84)	(99)
Operating profit	89	127	134
Interest income	5	3	—
Interest expense	(57)	(80)	(86)
Gain (loss) on dispositions	(2)	141	12
Net income	$35	$191	$60

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2016	2015
Series Z senior notes, with a rate of 6% due October 2021	$297	$297
Series B senior notes, with a rate of 5¼% due March 2022	347	347
Series C senior notes, with a rate of 4¾% due March 2023	446	445
Series D senior notes, with a rate of 3¾% due October 2023	398	397
Series E senior notes, with a rate of 4% due June 2025	496	495
Series F senior notes, with a rate of 4½% due February 2026	396	395
Total senior notes	2,380	2,376
Credit facility revolver	209	295
2014 Credit facility term loan due June 2017	500	499
2015 Credit facility term loan due September 2020	497	497
Mortgage debt (non-recourse), with an average interest rate of 3.4% and 4.7% at December 31, 2016 and 2015, respectively, maturing through November 2017	63	200
Total debt	$3,649	$3,867

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all of our subordinated obligations. The face amount of our senior notes as of December 31, 2016 and 2015 was $2.4 billion. The senior notes balances as of December 31, 2016 and 2015 are net of discounts and deferred financing costs of approximately $20 million and $24 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2016, we are in compliance with all of these covenants.

We completed the following senior notes transactions in 2015:

•

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

•

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

Interest expense recorded for our exchangeable senior debentures in 2015 totaled $21 million, including $8 million of cash interest expense and $13 million of non-cash discount amortization.

Authorization for Repurchase of Senior Notes. In February 2017, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes and mortgage debt (other than in accordance with their terms).

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

We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin ranging from 87.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2016, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points.

On September 10, 2015, we closed on a $500 million term loan (“2015 Term Loan”) by exercising the accordion feature of our existing credit facility.  The loan has a five-year maturity and its interest rate spread depends on our unsecured debt rating. Based on our unsecured debt rating at December 31, 2016, the loan has a floating interest rate of LIBOR plus 110 bps (or approximately a 1.9% all-in interest rate). This increases our credit facility to $2 billion, consisting of the $1 billion revolver and two $500 million term loans.  On that same day, we drew $300 million on the 2015 Term Loan and drew the remaining $200 million on December 29, 2015. The proceeds were used to repay outstanding amounts on the revolver.

Net repayments under the credit facility were $82 million in 2016, while in 2015 we drew $120 million, net. As of December 31, 2016, we have $788 million of available capacity under the revolver portion of our credit facility.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings thereunder. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards related to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2016, we are in compliance with the financial covenants under our credit facility.

Collateral and Guarantees. The credit facility initially does not include any subsidiary guarantees or pledges of equity interests in our subsidiaries, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges ratably would benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests. As of December 31, 2016, our leverage ratio was 2.4x.

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

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2016, we have mortgage debt secured by one asset, with an average interest rate of 3.4%, which mortgage debt matures in 2017. Interest is payable quarterly. As of December 31, 2016, we are in compliance with the covenants under our mortgage debt obligation.

We have made the following mortgage debt repayments since January 2015:

			Maturity
Transaction Date	Property	Rate	Date	Amount
Repayments
September 2016	Novotel and ibis Christchurch	3.6%	2/18/2018	$(17)
April 2016	Hyatt Regency Reston	3.5%	7/1/2016	(100)
March 2016	ibis Wellington	3.7%	2/18/2018	(11)
February 2016	Novotel Wellington	5.7%	2/18/2018	(9)
November 2015	Novotel Queenstown Lakeside	6.7%	2/18/2016	(20)
October 2015	Novotel Auckland Ellerslie and ibis Auckland Ellerslie	6.4%	2/18/2016	(15)

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2016
2017	$562
2018	211
2019	—
2020	500
2021	300
Thereafter	2,100
3,673
Deferred financing costs	(23)
Unamortized (discounts) premiums, net	(2)
Capital lease obligations	1
$3,649

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest

The following items are included in interest expense (in millions):

	Year ended December 31,
	2016	2015(1)	2014(1)
Interest expense	$154	$227	$207
Amortization of debt premiums/discounts, net (2)	(1)	(13)	(16)
Amortization of deferred financing costs	(6)	(8)	(8)
Non-cash losses on debt extinguishments	—	(11)	(2)
Change in accrued interest	(3)	12	1
Interest paid (3)	$144	$207	$182
___________
(1)	Interest expense and interest paid for 2015 and 2014 include cash prepayment premiums of approximately $30 million and $2 million, respectively.
(2)	Primarily represents the amortization of the debt discount on our Debentures, which is considered non-cash interest expense.
(3)	Does not include capitalized interest of $3 million, $5 million and $7 million for 2016, 2015 and 2014, respectively.

Our debt repayments resulted in debt extinguishment costs included in interest expense for 2015 and 2014 of $41 million and $4 million, respectively. No debt extinguishment costs were incurred in 2016.

5.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 737.8 million and 750.3 million were outstanding as of December 31, 2016 and 2015, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares were outstanding as of December 31, 2016 and 2015.

Capital of Host L.P.

As of December 31, 2016, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining 1% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2016 and 2015, Host L.P. had 730.8 million and 743.7 million OP units outstanding, respectively, of which Host Inc. held 722.2 million and 734.5 million, respectively.

Repurchases and Issuances of Common Stock and Common OP Units

On April 30, 2015, Host Inc.’s Board of Directors announced a program to repurchase up to $500 million of common stock, and again on October 29, 2015, to repurchase up to an additional $500 million of common stock. During 2016, we repurchased 13.8 million shares at an average price of $15.79 for a total purchase price of approximately $218 million. In 2015, we repurchased 38.3 million shares at an average price of $17.64 for a total purchase price of approximately $675 million. The shares repurchased constitute authorized but unissued shares. As of December 31, 2016, the purchasing authority under the program has expired. On February 21, 2017, the Board of Directors authorized a new program to repurchase up to $500 million of common stock through December 31, 2017.

During 2015, holders of $399 million of Debentures elected to exchange them for shares of Host Inc. common stock, totaling approximately 32 million shares.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The dividends that were taxable to our stockholders in 2016 were considered 66% ordinary income (non-qualified dividend income), 4% qualified dividend income, 24% capital gain distribution and 6% unrecaptured Section 1250 gain. The dividends that were taxable to our stockholders in 2015 were considered 80% ordinary income (non-qualified dividend income), 8% qualified dividend income, 5% capital gain distribution and 7% unrecaptured Section 1250 gain.

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2016	2015	2014
Common stock	$.85	$.80	$.75
Common OP units	.868	.817	.766

On February 21, 2017, Host Inc.’s Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on Host Inc.’s common stock. The dividend is payable on April 17, 2017, to stockholders of record on March 31, 2017.

6.	Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year beginning January 1, 1999. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders, excluding net capital gain. As a REIT, generally we will not be subject to federal and state corporate income tax on that portion of our taxable income that currently is distributed to our stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal and state corporate income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state, local and foreign taxes on our income and property, and to federal and state income and excise taxes on our undistributed taxable income.

We have recorded a 100% valuation allowance of approximately $22 million against the deferred tax asset related to the net operating loss carryovers as of December 31, 2016 with respect to our hotel in Mexico. During 2016, we reversed the $3 million valuation allowance previously recorded against the deferred tax asset related to the net operating loss carryovers of our hotels in Canada. We expect that the net operating loss and alternative minimum tax and investment tax credit carryovers for U.S. federal income tax purposes will be realized. The net decrease in the valuation allowance for the year ending December 31, 2016 and December 31, 2015 is approximately $1 million and $22 million, respectively. The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2016	2015
Deferred tax assets
Related party interest expense	$—	$7
Net operating loss and capital loss carryovers	43	63
Alternative minimum tax and investment tax credits	8	5
Property and equipment	4	4
Investments in domestic affiliates	2	3
Deferred revenue and expenses	42	52
Foreign exchange net losses (AOCI)	12	18
Other	2	2
Total gross deferred tax assets	113	154
Less: Valuation allowance	(22)	(23)
Total deferred tax assets, net of valuation allowance	$91	$131
Deferred tax liabilities
Property and equipment	(11)	(16)
Investments in domestic and foreign affiliates	(7)	(12)
Other	(2)	(2)
Total gross deferred tax liabilities	(20)	(30)
Net deferred tax assets	$71	$101

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, we have aggregate gross domestic and foreign net operating loss and capital loss carryovers of approximately $137 million. We have deferred tax assets related to these loss carryovers of approximately $43 million, with a valuation allowance of approximately $22 million. Our net operating loss carryovers expire through 2035, and our foreign capital loss carryovers have no expiration period. Our alternative minimum tax and investment tax credit carryovers have no expiration period. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize our total deferred tax assets, net of a valuation allowance of $22 million, of $91 million in the future.

Our U.S. and foreign income from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2016	2015	2014
U.S. income	$763	$530	$738
Foreign income	48	44	17
Total	$811	$574	$755

The provision for income taxes from continuing operations consists of (in millions):

		Year ended December 31,
		2016	2015	2014
Current	—Federal	$—	$2	$3
	—State	1	(1)	2
	—Foreign	12	3	10
		13	4	15
Deferred	—Federal	24	2	(1)
	—State	6	—	(1)
	—Foreign	(3)	3	1
		27	5	(1)
Income tax provision – continuing operations		$40	$9	$14

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax provision recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Statutory federal income tax provision	$284	$204	$265
Adjustment for nontaxable income of Host Inc.	(260)	(203)	(268)
State income tax provision, net	7	1	1
Provision for uncertain tax positions	—	1	5
Foreign income tax provision	9	6	11
Income tax provision	$40	$9	$14

Cash paid for income taxes, net of refunds received, was $15 million, $9 million, and $22 million in 2016, 2015, and 2014, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2016	2015
Balance at January 1	$11	$10
State decreases	—	(2)
Other increases	—	3
Balance at December 31	$11	$11

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax provision recorded each year.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the tax years that remain subject to examination by major tax jurisdictions generally include 2013-2016.

There were no material interest or penalties recorded for the years ended December 31, 2016, 2015 and 2014.

7.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Vornado Lease

On July 30, 2012, we leased the retail and signage components of the New York Marriott Marquis to Vornado Realty Trust (“Vornado”). Vornado has redeveloped and expanded the existing retail space, as well as created a 25,000 square foot, block front, LED signage. The lease has a 20-year term and, over the term of the lease, each party has options that, if exercised, would result in ownership of the retail space being conveyed to Vornado at a price based on the future cash flow of the leased property. Minimum rental revenue is recognized on a straight-line basis over the term of the lease. The future minimum rental revenue under the non-cancelable lease is $12.5 million on an annual basis. Percentage rent is accrued when the specified income targets have been met.

Ground Leases

As of December 31, 2016, all or a portion of 26 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

Other Lease Information

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $12 million as of December 31, 2016. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes those entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization expense applicable to capitalized leases is included in depreciation expense.

The following table presents the future minimum annual rental commitments required under non-cancelable operating leases for which we are the lessee (in millions):

As of December 31, 2016
2017	$43
2018	41
2019	38
2020	38
2021	37
Thereafter	1,264
Total minimum lease payments	$1,461

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $7 million that are payable to us under non-cancelable subleases.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense is included in other property-level expenses and consists of (in millions):

	Year ended December 31,
	2016	2015	2014
Minimum rentals on operating leases	$45	$46	$47
Additional rentals based on sales	38	33	32
Less: sublease rentals	(2)	(2)	(3)
	$81	$77	$76

8.	Employee Stock Plans

Upon the issuance of Host Inc.’s common stock under either of the two stock-based compensation plans described below, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), under which Host Inc. may award to participating employees its common stock and options to purchase our common stock, and the Employee Stock Purchase Plan (“ESPP”). At December 31, 2016, there were approximately 14 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

We recognize costs resulting from share-based payments in our financial statements over their vesting periods. No compensation cost is recognized for awards for which employees do not render the requisite services. We classify share-based payment awards granted in exchange for employee services as either equity-classified or liability-classified awards. Equity-classified awards are measured based on their fair value as of the date of grant. In contrast, liability-classified awards are re-measured to fair value each reporting period.

During 2016, 2015 and 2014, we recorded stock-based compensation expense of approximately $12 million, $11 million and $22 million, respectively. Shares granted in 2016, 2015 and 2014 totaled 2.3 million, 1.8 million and 2.0 million, respectively, while 1.2 million, 0.8 million and 1.3 million shares, respectively, vested during those years.

Senior Executive Plan

During 2016, Host Inc. granted 1.6 million shares of restricted stock awards and 0.6 million shares of stock option awards, to senior executives (the “Annual Plan”), which amount represents the maximum number of shares that can be earned during the year if performance is at the “high” level of achievement. The stock option awards have an average exercise price of $14.26 per share for performance year 2016. The restricted stock awards and stock option awards vest on an annual basis; therefore, no unvested awards were outstanding at December 31, 2016.

Restricted stock awards

Vesting of restricted stock awards is based on (1) the achievement of relative total shareholder return (“TSR”) and (2) the company and personal performance of employees attributable to specific management business objectives. Approximately 50% of the restricted stock awards are based on the satisfaction of the TSR compared to (i) the NAREIT index, (ii) the Standard & Poor’s index, and (iii) a Selected Lodging Company index that serves as a relevant industry/asset specific measurement to our competitors, with the remaining 50% based on the achievement of management business objectives. Restricted stock awards granted to U.S. senior executives are classified as liability awards, due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet income tax requirements in excess of the statutory minimum income tax withholding requirements. The fair value of these shares is adjusted at each balance sheet date and, at year end, is equal to the number of shares earned during the year at the December 31, 2016 stock price. Of the awards granted in 2016, 99% were classified as liability awards. In contrast, restricted stock awards granted to senior executives operating out of our international offices do not have this settlement feature and are considered equity-classified awards. The fair value of these equity-classified awards is based on the fair value on the grant date, and is not adjusted for subsequent movements in fair value.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2016, 2015 and 2014, we recorded compensation expense of approximately $10 million, $8 million and $18 million, respectively, related to the restricted stock awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2016:

	Year ended December 31,
	2016		2015		2014
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Balance, at beginning of year	—	$—	—	$—	—	$—
Granted	1.6	18	1.3	16	1.5	18
Vested (1)	(0.6)	19	(0.4)	15	(0.8)	24
Forfeited/expired	(1.0)	19	(0.9)	15	(0.7)	24
Balance, at end of year	—	—	—	—	—	—
Issued in calendar year (1)	0.2	15	0.5	24	0.4	19
___________
(1)

Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.2 million shares issued in 2016 include shares vested at December 31, 2015, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $2.4 million, $9.8 million and $6.1 million for 2016, 2015 and 2014, respectively.

Stock Option Awards

As of December 31, 2016, 1.3 million shares of stock option awards were outstanding and exercisable, with a weighted average remaining life of 8 years and a weighted average exercise price of $17.78 per share. During 2016, 2015 and 2014, stock option grants totaled 596,000, 366,000 and 393,000, respectively. Stock option compensation expense was $1.5 million for 2016, and $1.8 million for each of 2015 and 2014, and all stock option awards outstanding as of December 31, 2016 were fully vested. The stock option awards are equity-classified awards, as they do not include cash settlement features. We expense stock option awards over the vesting period based on the estimated fair value of the options at the grant date using a binomial pricing model. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates, the amount of awards expected to be forfeited, and our expected dividend yield. To calculate the fair value of stock option awards granted from 2014 to 2016, we assumed (i) a volatility ranging between 28% and 32%, (ii) a risk-free rate ranging between 1.0% and 1.8%, (iii) a dividend yield of between 3% and 5%, and (iv) an expected life of 5.5 years.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The awards are time-based equity-classified awards that vest within three years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2016, 2015 and 2014, we granted 118,000 shares, 116,000 shares and 118,000 shares, respectively, under both of these programs and recorded expense of $1.6 million, $1.9 million and $2.2 million, respectively.

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2016.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Dispositions

We disposed of ten hotels in 2016, eight hotels in 2015 and five hotels in 2014. The following table provides summary results of operations for these hotels, which are included in continuing operations (in millions):

	Year ended December 31,
	2016	2015	2014
Revenues	$58	$214	$353
Income before taxes and gain on disposal	10	25	27
Gain on disposals	243	89	229

Subsequent to year end, we sold the JW Marriott Desert Springs Resort & Spa for $172 million, including the $12 million FF&E replacement fund retained at the hotel. The hotel was classified as held for sale at December 31, 2016.

11.	Acquisitions

Business Combinations

On June 8, 2015, we acquired the 643-room Phoenician hotel for approximately $400 million and recorded $1 million of acquisition related expenses. Subsequent to year end, on February 16, 2017 we acquired the 347-room Don CeSar, including the adjacent Beach House Suites for $214 million.

Accounting for the acquisition of a hotel property or an entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The purchase price allocations are estimated based on current available information; however, we still are in the process of obtaining appraisals and finalizing the accounting for the acquisition of The Don CeSar. The estimated fair value of the assets acquired related to this acquisition is $214 million.

Asset Acquisitions

For 2016 and 2015, our other asset acquisitions were as follows:

•	In October 2016, we purchased eight apartments at the Hilton Melbourne South Wharf for $4 million (A$5 million).
•	In July 2016, we purchased the ground lease at the Key Bridge Marriott for $54 million.
•	On December 30, 2015, we purchased the land under the Minneapolis City Center Marriott for $34 million.
•	In February 2015, we purchased the ground lease at the Sheraton Indianapolis Hotel at Keystone Crossing, along with two out-parcels, for $4.6 million.
12.	Fair Value Measurements

Overview

Our recurring fair value measurements consist of the valuation of our derivative instruments, all of which are designated as accounting hedges.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value at Measurement Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$12	$—	$12	$—

	Fair Value at Measurement Date Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$17	$—	$17	$—
Liabilities
Interest rate swap derivatives (1)	(1)	—	(1)	—
___________

(1)	These derivative contracts have been designated as hedging instruments.

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

During 2016, in connection with the maturity of foreign currency forward sale contracts with a total notional amount of C$25 million and €30 million, for which we received total proceeds of approximately $11 million, we entered into new foreign currency forward sale contracts with the same notional amounts. We also entered into a new foreign currency forward sale contract with a total notional amount of NZ$45 million. The gain related to the matured contracts is included in accumulated other comprehensive income and will be recognized in earnings when our investments have been repatriated.

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Year ended December 31,
Range	Currency		in Dollars	Date Range	2016	2015
May 2014-January 2016		€100	$118	May 2017-January 2018	$5	$13
November 2016	C$	25	$19	November 2018	$—	$3
November 2016	NZ$	45	$32	February 2017	$1	$—

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

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Year ended December 31,
Currency	US$	Foreign Currency		2016	2015
Canadian dollars (1)	$34	C$	46	$(1)	$5
Euros	$81		€77	$3	$10
Australian dollars	$36	A$	50	$2	$—
___________

(1)	We have drawn an additional $45 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

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

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,380	$2,477	$2,376	$2,452
Credit facility (Level 2)	1,206	1,211	1,291	1,298
Mortgage debt and other, excluding capital leases (Level 2)	62	62	199	199

13.	Relationship with Marriott International

We have entered into various agreements with Marriott, including for the management of approximately 77% of our hotels (as measured by revenues), the partnership agreement for the JW Marriott Hotel Mexico City, Mexico and certain limited administrative services.

In 2016, 2015 and 2014, we paid Marriott $159 million, $138 million and $142 million, respectively, of hotel management fees and approximately $4.6 million, $2.6 million and $1.4 million, respectively, of franchise fees.

14.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operation under the designated brand. Properties managed by Marriott and Hyatt represent 77% and 13% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial term of our agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our agreements condition the manager’s right to exercise options for renewal upon the satisfaction of specified economic performance criteria. The manager typically receives a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating profit after the owner has received a priority return on its investment. In the case of our hotels operating under the W®, Westin®, Sheraton®, Luxury Collection® and St. Regis® brands and managed by Marriott following its acquisition of Starwood Hotels & Resorts Worldwide, Inc. on September 23, 2016, the base management fee is 1% of annual gross revenues, but that amount is supplemented by license fees payable to Marriott under a separate license agreement pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Under the license agreement, Marriott generally receives 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales in addition to the base management fee.

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

In addition to any performance-based or other termination rights, we have negotiated with Marriott and some of our other managers specific termination rights related to specific agreements. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; as well as termination without sale or other condition, which may require the payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of properties continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

15.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our retail and office spaces) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our international operations consist of hotels in four countries as of December 31, 2016. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2016		2015		2014
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,259	$9,913	$5,129	$10,294	$5,044	$10,030
Australia	34	85	34	88	39	102
Brazil	34	63	30	53	36	82
Canada	54	71	58	66	87	82
Chile	9	—	25	44	32	44
Mexico	29	13	29	18	29	26
New Zealand	11	—	45	20	54	128
Total	$5,430	$10,145	$5,350	$10,583	$5,321	$10,494

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Guarantees and Contingencies

We have certain guarantees which consist of commitments made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including the default by an unrelated party. We also may have contingent environmental liabilities related to the presence of hazardous or toxic substances. We consider the likelihood of any material payments under these guarantees and contingencies to be remote. The guarantees and contingencies that are not recognized in our consolidated financial statements are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These properties primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $12 million as of December 31, 2016.

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $8 million through the full term of the leases, including renewal options. We believe that the likelihood of any material payments related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

In connection with the sale of the Atlanta Marriott Marquis in January 2013, we retained a contingent liability for potential environmental liabilities, which is not to exceed $5 million. This amount is recorded on our consolidated balance sheet.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of December 31, 2016. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $17 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

18.	Quarterly Financial Data (unaudited)
	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,339	$1,459	$1,295	$1,337
Operating profit	151	239	144	150
Net income	184	351	108	128
Net income attributable to Host Hotels & Resorts, Inc.	182	347	107	126
Basic earnings per common share	.24	.47	.14	.17
Diluted earnings per common share	.24	.47	.14	.17
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	184	352	108	127
Basic earnings per common unit	.25	.48	.15	.17
Diluted earnings per common unit	.25	.48	.15	.17

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,302	$1,439	$1,283	$1,326
Operating profit	133	222	133	143
Net income	99	214	87	165
Net income attributable to Host Hotels & Resorts, Inc.	98	212	85	163
Basic earnings per common share	.13	.28	.11	.22
Diluted earnings per common share	.13	.28	.11	.22
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	99	215	86	165
Basic earnings per common unit	.13	.29	.12	.22
Diluted earnings per common unit	.13	.29	.12	.22
___________

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2017 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions. The Code is available at the Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders and unitholders upon request to the company at the address set forth in Item 1 of this Annual Report under the section “Business—Where to Find Additional Information.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b) EXHIBITS

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

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

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 21, 2016 (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 22, 2016).

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

4.6

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

4.7

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

4.8

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

4.9

Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.10

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.11

Second Supplemental Indenture, dated October 14, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed October 14, 2015).

10.	Material Contracts

Exhibit No.	Description

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

10.4

Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of December 31, 2015 (incorporated by reference to Exhibit 10.4 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 22, 2016).

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

10.8*	Form of Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan.

10.9

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

10.11*

Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of December 15, 2009, as further amended February 2, 2012, February 6, 2014 and February 4, 2016.

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

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

Exhibit No.	Description
31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

Item 16.	Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

Date: February 24, 2017	By:	/s/ GREGORY J. LARSON
Gregory J. Larson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 24, 2017
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
James F. Risoleo

/s/ GREGORY J. LARSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Gregory J. Larson

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2017
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 24, 2017
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 24, 2017
Sheila C. Bair

/s/ TERENCE C. GOLDEN	Director	February 24, 2017
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 24, 2017
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 24, 2017
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 24, 2017
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 24, 2017
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 24, 2017
Gordon H. Smith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 24, 2017	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ GREGORY J. LARSON
Gregory J. Larson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 24, 2017
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2017
James F. Risoleo

/s/ GREGORY J. LARSON	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2017
Gregory J. Larson

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2017
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 24, 2017
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 24, 2017
Sheila C. Bair

/s/ TERENCE C. GOLDEN	Director	February 24, 2017
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 24, 2017
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 24, 2017
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 24, 2017
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 24, 2017
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 24, 2017
Gordon H. Smith

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2016				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
Atlanta Marriott Suites Midtown	—	—	26	9	—	—	35	35	21	—	1996	40
Axiom Hotel	—	36	38	39	—	36	77	113	6	—	2014	33
Boston Marriott Copley Place	—	—	203	79	—	—	282	282	129	—	2002	40
Calgary Marriott Downtown	—	5	18	45	—	5	63	68	29	—	1996	40
Chicago Marriott Suites Downers Grove	—	2	14	12	—	2	26	28	14	—	1996	40
Chicago Marriott Suites O'Hare	—	5	36	19	—	5	55	60	25	—	1998	40
Coronado Island Marriott Resort & Spa	—	—	53	45	—	—	98	98	51	—	1997	40
Costa Mesa Marriott	—	3	18	9	—	3	27	30	16	—	1996	40
Courtyard Chicago Downtown/River North	—	7	27	15	—	7	42	49	27	—	1992	40
Denver Marriott Tech Center Hotel	—	6	26	74	—	6	100	106	39	—	1994	40
Denver Marriott West	—	—	12	14	—	—	26	26	20	—	1983	40
Embassy Suites Chicago-Downtown/Lakefront	—	—	86	17	—	—	103	103	35	—	2004	40
Gaithersburg Marriott Washingtonian Center	—	7	22	13	—	7	35	42	22	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	30	—	8	118	126	58	—	1998	40
Grand Hyatt Washington	—	154	247	29	—	154	276	430	48	—	2012	33
Hilton Melbourne South Wharf	62	—	136	16	(50)	—	102	102	20	—	2011	31
Hilton Singer Island Oceanfront Resort	—	2	10	22	—	2	32	34	22	—	1994	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	91	—	—	101	101	55	—	1984	40
Houston Marriott Medical Center	—	—	19	32	—	—	51	51	31	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	2	—	12	122	134	15	—	2013	34
Hyatt Regency Cambridge, Overlooking Boston	—	18	84	11	—	19	94	113	54	—	1998	40
Hyatt Regency Maui Resort & Spa	—	92	212	47	—	81	270	351	105	—	2003	40
Hyatt Regency Reston	—	11	78	29	—	12	106	118	52	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	107	—	20	222	242	91	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	41	—	40	271	311	91	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	28	—	16	49	65	35	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	4	(21)	7	18	25	4	—	2010	40
JW Marriott Houston	—	4	26	43	—	6	67	73	38	—	1994	40
JW Marriott Mexico City	—	11	35	20	—	10	56	66	48	—	1996	40
JW Marriott Washington D.C.	—	26	98	63	—	26	161	187	85	—	2003	40
Key Bridge Marriott	—	54	38	36	—	54	74	128	68	—	1997	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2016

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2016				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Manchester Grand Hyatt, San Diego	—	—	548	61	—	—	609	609	125	—	2011	35
Marina del Rey Marriott	—	—	13	34	—	—	47	47	25	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	376	—	—	578	578	261	—	1996	40
Miami Marriott Biscayne Bay	—	—	27	39	—	—	66	66	46	—	1998	40
Minneapolis Marriott City Center	—	34	27	44	—	34	71	105	58	—	1995	40
New Orleans Marriott	—	16	96	133	—	16	229	245	148	—	1996	40
New York Marriott Downtown	—	19	79	48	—	19	127	146	77	—	1997	40
New York Marriott Marquis	—	49	552	224	—	49	776	825	576	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	47	—	—	77	77	45	—	1984	40
Newport Beach Marriott Bayview	—	6	14	12	—	6	26	32	16	—	1988	40
Newport Beach Marriott Hotel & Spa	—	11	13	116	—	8	132	140	83	—	1988	40
Orlando World Center Marriott	—	18	157	378	—	29	524	553	268	—	1997	40
Philadelphia Airport Marriott	—	—	42	18	—	—	60	60	33	—	1995	40
Residence Inn Arlington Pentagon City	—	6	29	12	—	6	41	47	23	—	1996	40
Rio de Janeiro Parque Olympico Hotels	—	21	39	—	(21)	12	27	39	2	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	85	—	—	171	171	97	—	1996	40
San Antonio Marriott Riverwalk	—	—	45	32	—	—	77	77	42	—	1995	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	21	—	6	41	47	28	—	1994	40
San Francisco Marriott Marquis	—	—	278	120	—	—	398	398	265	—	1989	40
San Ramon Marriott	—	—	22	24	—	—	46	46	26	—	1996	40
Santa Clara Marriott	—	—	39	59	—	—	98	98	85	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	7	—	8	55	63	19	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	11	—	3	31	34	18	—	1996	40
Sheraton Boston Hotel	—	42	262	68	—	42	330	372	111	—	2006	40
Sheraton Indianapolis Hotel at Keystone Crossing	—	3	51	33	—	8	79	87	29	—	2006	40
Sheraton Memphis Downtown Hotel	—	—	16	50	—	—	66	66	35	—	1998	40
Sheraton New York Times Square Hotel	—	346	409	203	—	346	612	958	215	—	2006	40
Sheraton Parsippany Hotel	—	8	30	19	—	8	49	57	20	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	38	—	—	366	366	111	—	2006	40
Swissôtel Chicago	—	29	132	83	—	29	215	244	95	—	1998	40
Tampa Airport Marriott	—	—	9	25	—	—	34	34	28	—	1971	40
The Camby Hotel	—	10	63	28	—	10	91	101	40	—	1998	40
The Fairmont Kea Lani, Maui	—	55	294	64	—	55	358	413	124	—	2004	40
The Logan	—	26	60	68	—	27	127	154	49	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2016

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2016				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Phoenician Hotel	—	72	307	27	—	72	334	406	19	—	2015	32
The Ritz-Carlton, Amelia Island	—	25	115	81	—	25	196	221	100	—	1998	40
The Ritz-Carlton, Buckhead	—	14	81	65	—	15	145	160	89	—	1996	40
The Ritz-Carlton, Marina del Rey	—	—	52	34	—	—	86	86	51	—	1997	40
The Ritz-Carlton, Naples	—	19	126	138	—	21	262	283	156	—	1996	40
The Ritz-Carlton, Naples Golf Resort	—	22	10	74	—	22	84	106	30	2002	—	40
The Ritz-Carlton, Tysons Corner	—	—	89	32	—	—	121	121	59	—	1998	40
The St. Regis Houston	—	6	33	20	—	6	53	59	23	—	2006	40
The Westin Buckhead Atlanta	—	5	84	34	—	6	117	123	56	—	1998	40
The Westin Chicago River North	—	33	116	12	—	33	128	161	22	—	2010	40
The Westin Cincinnati	—	—	54	18	—	—	72	72	26	—	2006	40
The Westin Denver Downtown	—	—	89	19	—	—	108	108	34	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	15	—	16	95	111	33	—	2006	40
The Westin Indianapolis	—	12	100	17	—	12	117	129	36	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	25	—	100	305	405	83	—	2006	40
The Westin Los Angeles Airport	—	—	102	19	—	—	121	121	40	—	2006	40
The Westin Mission Hills Resort & Spa	—	40	47	(39)	—	13	35	48	23	—	2006	40
The Westin New York Grand Central	—	156	152	80	—	156	232	388	82	—	2011	40
The Westin Seattle	—	39	175	33	—	39	208	247	62	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	24	—	—	70	70	37	—	2006	40
The Westin Waltham-Boston	—	9	59	18	—	9	77	86	26	—	2006	40
Toronto Marriott Downtown Eaton Centre Hotel	—	—	27	29	—	—	56	56	32	—	1995	40
W New York	—	138	102	72	—	138	174	312	72	—	2006	40
W New York - Union Square	—	48	145	12	—	48	157	205	29	—	2010	40
W Seattle	—	11	125	11	—	11	136	147	37	—	2006	40
Washington Dulles Airport Marriott	—	—	3	41	—	—	44	44	37	—	1970	40
Washington Marriott at Metro Center	—	20	24	28	—	20	52	72	34	—	1994	40
Westfields Marriott Washington Dulles	—	7	32	18	—	7	50	57	32	—	1994	40
YVE Hotel Miami	—	15	41	1	—	15	42	57	4	—	2014	33
Total hotels:	62	2,071	8,955	4,579	(92)	2,043	13,470	15,513	5,941
Other properties, each less than 5% of total	—	4	1	12	—	4	13	17	8	—	various	40
TOTAL	$62	$2,075	$8,956	$4,591	$(92)	$2,047	$13,483	$15,530	$5,949

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2016

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2016, 2015 and 2014 is as follows:

Balance at December 31, 2013	$15,245
Additions:
Acquisitions	137
Capital expenditures and transfers from construction-in-progress	285
Deductions:
Dispositions and other	(501)
Impairments	(6)
Balance at December 31, 2014	15,160
Additions:
Acquisitions	419
Capital expenditures and transfers from construction-in-progress	383
Deductions:
Dispositions and other	(368)
Assets held for sale	(78)
Balance at December 31, 2015	15,516
Additions:
Acquisitions	58
Capital expenditures and transfers from construction-in-progress	510
Deductions:
Dispositions and other	(331)
Assets held for sale	(223)
Balance at December 31, 2016	$15,530
(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2016, 2015 and 2014 is as follows:

Balance at December 31, 2013	$4,962
Depreciation and amortization	540
Dispositions and other	(219)
Balance at December 31, 2014	5,283
Depreciation and amortization	558
Dispositions and other	(148)
Depreciation on assets held for sale	(27)
Balance at December 31, 2015	5,666
Depreciation and amortization	572
Dispositions and other	(159)
Depreciation on assets held for sale	(130)
Balance at December 31, 2016	$5,949
(C)	The aggregate cost of real estate for federal income tax purposes is approximately $10,561 million at December 31, 2016.
(D)	The total cost of properties excludes construction-in-progress properties.

EXHIBIT INDEX
Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

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

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 21, 2016 (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 22, 2016).

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

4.6

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

4.7

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

4.8

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

4.9

Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

EXHIBIT INDEX
Exhibit No.	Description
4.10

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.11

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

10.4

Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of December 31, 2015 (incorporated by reference to Exhibit 10.4 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 22, 2016).

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

10.8*	Form of Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan.

10.9

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

10.11*

Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of December 15, 2009, as further amended February 2, 2012, February 6, 2014 and February 4, 2016.

EXHIBIT INDEX
Exhibit No.	Description
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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2016, 2015 and

2014, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2016, 2015 and 2014, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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