Form 10-Q
period 2017-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2017-05-02
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Host Hotels & Resorts, Inc.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐

Host Hotels & Resorts, L.P.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Host Hotels & Resorts, Inc.	Yes ☐	No ☑
Host Hotels & Resorts, L.P.	Yes ☐	No ☑

As of April 28, 2017 there were 739,745,335 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(in millions, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$10,382	$10,145
Assets held for sale	138	150
Due from managers	133	55
Advances to and investments in affiliates	295	286
Furniture, fixtures and equipment replacement fund	171	173
Other	244	225
Restricted cash	2	2
Cash and cash equivalents	411	372
Total assets	$11,776	$11,408

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,776	$2,380
Credit facility, including term loans of $998 million and $997 million, respectively	1,211	1,206
Mortgage debt and other	1	63
Total debt	3,988	3,649
Accounts payable and accrued expenses	218	278
Liabilities held for sale	74	—
Other	269	283
Total liabilities	4,549	4,210

Non-controlling interests - Host Hotels & Resorts, L.P.	161	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 738.6 million shares and 737.8 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,089	8,077
Accumulated other comprehensive loss	(78)	(83)
Deficit	(992)	(1,007)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,026	6,994
Non-controlling interests—other consolidated partnerships	40	39
Total equity	7,066	7,033
Total liabilities, non-controlling interests and equity	$11,776	$11,408

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2017 and 2016

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2017	2016
REVENUES
Rooms	$843	$843
Food and beverage	422	408
Other	83	88
Total revenues	1,348	1,339
EXPENSES
Rooms	219	221
Food and beverage	277	284
Other departmental and support expenses	319	328
Management fees	56	57
Other property-level expenses	100	93
Depreciation and amortization	180	181
Corporate and other expenses	29	27
Gain on insurance and business interruption settlements	(3)	(3)
Total operating costs and expenses	1,177	1,188
OPERATING PROFIT	171	151
Interest income	1	1
Interest expense	(39)	(39)
Gain on sale of assets	17	59
Gain (loss) on foreign currency transactions and derivatives	(2)	1
Equity in earnings of affiliates	7	2
INCOME BEFORE INCOME TAXES	155	175
Benefit for income taxes	6	9
NET INCOME	161	184
Less: Net income attributable to non-controlling interests	(3)	(2)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$158	$182
Basic earnings per common share	$.21	$.24
Diluted earnings per common share	$.21	$.24

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2017 and 2016

(unaudited, in millions)

	Quarter ended March 31,
	2017	2016
NET INCOME	$161	$184
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	7	14
Change in fair value of derivative instruments	(1)	(5)
Amounts reclassified from other comprehensive income (loss)	(1)	4
OTHER COMPREHENSIVE INCOME, NET OF TAX	5	13
COMPREHENSIVE INCOME	166	197
Less: Comprehensive income attributable to non-controlling interests	(2)	(2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$164	$195

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2017 and 2016

(unaudited, in millions)

	Quarter ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$161	$184
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	180	181
Amortization of finance costs, discounts and premiums, net	1	2
Stock compensation expense	3	3
Deferred income taxes	(6)	(9)
Gain on sale of assets	(17)	(59)
(Gain) loss on foreign currency transactions and derivatives	2	(1)
Gain on property insurance settlement	—	(1)
Equity in earnings of affiliates	(7)	(2)
Change in due from managers	(77)	(83)
Distributions from investments in affiliates	—	12
Changes in other assets	(12)	9
Changes in other liabilities	(19)	(17)
Cash provided by operating activities	209	219

INVESTING ACTIVITIES
Proceeds from sales of assets, net	160	115
Return of investments in affiliates	3	7
Advances to and investments in affiliates	—	(1)
Acquisitions	(467)	—
Capital expenditures:
Renewals and replacements	(64)	(89)
Redevelopment and acquisition-related investments	(16)	(79)
Cash used in investing activities	(384)	(47)

FINANCING ACTIVITIES
Financing costs	(3)	—
Issuances of debt	398	—
Draws on credit facility	340	170
Repayment of credit facility	(340)	(70)
Mortgage debt and other prepayments and scheduled maturities	—	(20)
Common stock repurchase	—	(81)
Dividends on common stock	(185)	(150)
Other financing activities	(2)	(1)
Cash provided by (used in) financing activities	208	(152)
Effects of exchange rate changes on cash held	4	4
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	37	24
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	547	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$584	$401

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2017 and 2016

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$411	$234
Restricted cash	2	15
Cash included in Furniture, fixtures and equipment replacement fund	171	152
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$584	$401

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2017	2016
Total interest paid	$37	$34
Income taxes paid	$1	$2

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(in millions)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$10,382	$10,145
Assets held for sale	138	150
Due from managers	133	55
Advances to and investments in affiliates	295	286
Furniture, fixtures and equipment replacement fund	171	173
Other	244	225
Restricted cash	2	2
Cash and cash equivalents	411	372
Total assets	$11,776	$11,408

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,776	$2,380
Credit facility, including term loans of $998 million and $997 million, respectively	1,211	1,206
Mortgage debt and other	1	63
Total debt	3,988	3,649
Accounts payable and accrued expenses	218	278
Liabilities held for sale	74	—
Other	269	283
Total liabilities	4,549	4,210

Limited partnership interests of third parties	161	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,103	7,076
Accumulated other comprehensive loss	(78)	(83)
Total Host Hotels & Resorts, L.P. capital	7,026	6,994
Non-controlling interests—consolidated partnerships	40	39
Total capital	7,066	7,033
Total liabilities, limited partnership interest of third parties and capital	$11,776	$11,408

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2017 and 2016

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2017	2016
REVENUES
Rooms	$843	$843
Food and beverage	422	408
Other	83	88
Total revenues	1,348	1,339
EXPENSES
Rooms	219	221
Food and beverage	277	284
Other departmental and support expenses	319	328
Management fees	56	57
Other property-level expenses	100	93
Depreciation and amortization	180	181
Corporate and other expenses	29	27
Gain on insurance and business interruption settlements	(3)	(3)
Total operating costs and expenses	1,177	1,188
OPERATING PROFIT	171	151
Interest income	1	1
Interest expense	(39)	(39)
Gain on sale of assets	17	59
Gain (loss) on foreign currency transactions and derivatives	(2)	1
Equity in earnings of affiliates	7	2
INCOME BEFORE INCOME TAXES	155	175
Benefit for income taxes	6	9
NET INCOME	161	184
Less: Net income attributable to non-controlling interests	(1)	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$160	$184
Basic earnings per common unit	$.22	$.25
Diluted earnings per common unit	$.22	$.25

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2017 and 2016

(unaudited, in millions)

	Quarter ended March 31,
	2017	2016
NET INCOME	$161	$184
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	7	14
Change in fair value of derivative instruments	(1)	(5)
Amounts reclassified from other comprehensive income (loss)	(1)	4
OTHER COMPREHENSIVE INCOME, NET OF TAX	5	13
COMPREHENSIVE INCOME	166	197
Less: Comprehensive income attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$166	$197

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2017 and 2016

(unaudited, in millions)

	Quarter ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$161	$184
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	180	181
Amortization of finance costs, discounts and premiums, net	1	2
Stock compensation expense	3	3
Deferred income taxes	(6)	(9)
Gain on sale of assets	(17)	(59)
(Gain) loss on foreign currency transactions and derivatives	2	(1)
Gain on property insurance settlement	—	(1)
Equity in earnings of affiliates	(7)	(2)
Change in due from managers	(77)	(83)
Distributions from investments in affiliates	—	12
Changes in other assets	(12)	9
Changes in other liabilities	(19)	(17)
Cash provided by operating activities	209	219

INVESTING ACTIVITIES
Proceeds from sales of assets, net	160	115
Return of investments in affiliates	3	7
Advances to and investments in affiliates	—	(1)
Acquisitions	(467)	—
Capital expenditures:
Renewals and replacements	(64)	(89)
Redevelopment and acquisition-related investments	(16)	(79)
Cash used in investing activities	(384)	(47)

FINANCING ACTIVITIES
Financing costs	(3)	—
Issuances of debt	398	—
Draws on credit facility	340	170
Repayment of credit facility	(340)	(70)
Mortgage debt and other prepayments and scheduled maturities	—	(20)
Repurchase of common OP units	—	(81)
Distributions on common OP units	(187)	(151)
Cash provided by (used in) financing activities	208	(152)
Effects of exchange rate changes on cash held	4	4
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	37	24
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	547	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$584	$401

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2017 and 2016

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	March 31, 2017	March 31, 2016
Cash and cash equivalents	$411	$234
Restricted cash	2	15
Cash included in Furniture, fixtures and equipment replacement fund	171	152
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$584	$401

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2017	2016
Total interest paid	$37	$34
Income taxes paid	$1	$2

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2017, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of March 31, 2017, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	90
Australia	1
Brazil	3
Canada	2
Mexico	1
Total	97

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels).

As of March 31, 2017, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	1
France	3
Germany	1
Spain	2
Sweden	1
The Netherlands	1
United Kingdom	1
Total	10

 We also own non-controlling interests in an additional six joint ventures that own eight hotels totaling approximately 3,700 rooms.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2017, and the results of our operations and cash flows for the quarters ended March 31, 2017 and 2016, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

Three of our partnerships are considered variable interest entities (VIEs) as the general partner maintains control over the decisions that most significantly impact the partnerships. This includes the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consist of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. Our consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, is a VIE. The total assets of this VIE are $60 million and consist of cash and property and equipment. Liabilities for the VIE total $3 million and consist of accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment is $(7) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard adopts a two-step approach wherein, if substantially all of the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction would be considered an asset purchase. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations. However, the determination will be made on a transaction-by-transaction basis and we do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. The standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that, on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard beginning January 1, 2017. As a result, amounts included in restricted cash and furniture, fixtures and equipment replacement fund on our consolidated balance sheet are included with cash and cash equivalents on the statement of cash flows, and we have restated the statement of cash flows for the quarter ended March 31, 2016 to reflect this change. The adoption of this standard did not change our balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related income tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted this standard beginning January 1, 2017. As a result of the standard, we anticipate that the majority of our share-based payment awards granted in 2017 will be equity-classified awards, and the excess tax benefits or deficiencies that are incurred based on the difference between the intrinsic value of the award and the grant-date fair value will be recognized as income tax expense or benefit on the income statement. However, we do not anticipate that the implementation of this standard will have a material effect on our financial statements. The shares granted are still included under the previous Comprehensive Stock and Cash Incentive Plan rules.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. In March, April, May and December 2016, the FASB issued ASUs Nos. 2016-08, 2016-10, 2016-12 and 2016-20, respectively, all related to Revenue from Contracts with Customers (Topic 606), which further clarify the application of the standard. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which is required to be adopted concurrently with ASU No. 2014-09, as it provides further guidance on accounting for the derecognition of and partial sales of a non-financial asset. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. The new standards can be applied retrospectively or under a modified retrospective approach. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement. Upon adoption, we expect to implement these standards using a modified retrospective approach with a cumulative effect recognized with no restatements of prior period amounts.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the net effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. The standard requires a modified retrospective approach, with restatement of the periods presented in the year of adoption. The primary impact of the new standard will be to the treatment of our 26 ground leases, which represent approximately 85% of all of our operating lease payments. While we have not completed our analysis, we believe that the application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on this calculation. As noted above, we expect the adoption of this standard to have minimal impact on our income statement.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 8.4 million common OP units which are convertible into 8.6 million common shares which are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2017	2016
Net income	$161	$184
Less: Net income attributable to non-controlling interests	(3)	(2)
Net income attributable to Host Inc.	$158	$182

Basic weighted average shares outstanding	738.0	749.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.2	0.1
Diluted weighted average shares outstanding	738.2	749.7

Basic earnings per common share	$.21	$.24
Diluted earnings per common share	$.21	$.24

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2017	2016
Net income	$161	$184
Less: Net income attributable to non-controlling interests	(1)	—
Net income attributable to Host L.P.	$160	$184

Basic weighted average units outstanding	731.0	742.9
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.2	0.1
Diluted weighted average units outstanding	731.2	743.0

Basic earnings per common unit	$.22	$.25
Diluted earnings per common unit	$.22	$.25
___________

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2017	December 31, 2016
Land and land improvements	$2,145	$2,047
Buildings and leasehold improvements	13,720	13,483
Furniture and equipment	2,392	2,377
Construction in progress	70	86
	18,327	17,993
Less accumulated depreciation and amortization	(7,945)	(7,848)
	$10,382	$10,145

5.	Debt

Senior notes. On March 20, 2017, we issued $400 million of 3.875% Series G senior notes due April 2024 for proceeds of approximately $395 million, net of discounts, underwriting fees and expenses. Interest is payable semi-annually in arrears on May 15 and November 15, commencing November 15, 2017. The net proceeds were used to repay $250 million that had been drawn under the revolver portion of our credit facility during the first quarter and for general corporate purposes.

Credit facility. As of March 31, 2017, we had $784 million of available capacity under the revolver portion of our credit facility.

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2016	$6,994	$39	$7,033	$165
Net income	158	1	159	2
Issuance of common stock for comprehensive stock plans	8	—	8	—
Dividends declared on common stock	(147)	—	(147)	—
Distributions to non-controlling interests	—	—	—	(2)
Changes in ownership and other	9	(1)	8	(4)
Other comprehensive income	4	1	5	—
Balance, March 31, 2017	$7,026	$40	$7,066	$161

Capital of Host L.P.

As of March 31, 2017, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interest of Third Parties
Balance, December 31, 2016	$6,994	$39	$7,033	$165
Net income	158	1	159	2
Issuance of common OP units to Host Inc. for comprehensive stock plans	8	—	8	—
Distributions declared on common OP units	(147)	—	(147)	(2)
Changes in ownership and other	9	(1)	8	(4)
Other comprehensive income	4	1	5	—
Balance, March 31, 2017	$7,026	$40	$7,066	$161

Dividends/Distributions

On February 22, 2017, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 17, 2017 to stockholders of record as of March 31, 2017. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

7.	Dispositions

During the first quarter, we sold the JW Marriott Desert Springs Resort & Spa for $172 million, including $12 million of furniture, fixtures and equipment replacement funds retained at the hotel.

The following table provides summary results of operations for the one hotel sold during the first quarter of 2017 and ten hotels sold in 2016, which are included in continuing operations (in millions):

	Quarter ended March 31,
	2017	2016
Revenues	$3	$68
Income before taxes and gain on disposal	1	11
Gain on disposals	15	58

As of March 31, 2017, the Sheraton Memphis Downtown and the Hilton Melbourne South Wharf have been classified as held for sale. Subsequent to quarter end, on April 19, 2017, we sold the Sheraton Memphis Downtown for $67 million and expect to record a gain of approximately $28 million in the second quarter.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Acquisitions

Business Combinations

On March 7, 2017, we acquired the 305-room W Hollywood for $219 million. On February 16, 2017, we acquired the 347-room Don CeSar, including the adjacent Beach House Suites for $214 million.

Asset Acquisitions

On March 24, 2017, we purchased the ground lease at the Miami Marriott Biscayne Bay for $38 million.

9.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value at Measurement Date Using
	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$10	$—	$10	$—

	Fair Value at Measurement Date Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Foreign currency forward sale contracts (1)	$12	$—	$12	$—
___________
(1)	These derivative contracts have been designated as hedging instruments.

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

The following table summarizes our foreign currency forward sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended March 31,
Range	Currency		in Dollars	Date Range	2017	2016
May 2014-January 2016		€100	$118	May 2017-January 2018	$(1)	$(4)
November 2016	C$	25	$19	November 2018	$—	$(1)

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended March 31,
Currency	US$	Foreign Currency		2017	2016
Canadian dollars (1)	$35	C$	46	$—	$2
Euros	$82		€77	$(1)	$4
Australian dollars	$38	A$	50	$(2)	$—
___________
(1)	We have drawn an additional $45 million on the credit facility in Canadian dollars, which has not been designated as a hedging instrument.

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

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,776	$2,913	$2,380	$2,477
Credit facility (Level 2)	1,211	1,215	1,206	1,211
Mortgage debt and other, excluding capital leases (Level 2)	—	—	62	62

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in four countries as of March 31, 2017. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2017	2016	2017	2016
United States	$1,317	1,296	$10,233	$9,913
Australia	9	8	—	85
Brazil	5	7	65	63
Canada	10	10	70	71
Chile	—	5	—	—
Mexico	7	7	14	13
New Zealand	—	6	—	—
Total	$1,348	$1,339	$10,382	$10,145

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $40 million and $39 million as of March 31, 2017 and December 31, 2016, respectively. One of the partnerships has a finite life that terminates in 2095, and the associated non-controlling interests are redeemable at our option at the end of, but not prior to, the finite life.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties was $1 million for the quarter ended March 31, 2017 and immaterial for the quarter ended March 31, 2016.

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2017	December 31, 2016
Common OP units outstanding (millions)	8.4	8.6
Market price per Host Inc. common share	$18.66	$18.84
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$161	$165
Historical cost (millions)	83	84
Book value (millions) (1)	161	165
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership interest during the period. Net income attributable to the non-controlling interests of Host L.P. was $2 million for both quarters ended March 31, 2017 and 2016.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of March 31, 2017. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $17 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location such as natural disasters, weather, pandemics, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

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
•

the ability of Host Inc. and each of the REITs acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and

•

risks associated with our ability to execute our dividend policy, including factors such as investment activity, operating results and the economic outlook, any or all of which may influence the decision of our board of directors as to whether to pay future dividends at levels previously disclosed or to use available cash to pay special dividends.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2017	2016	Change
Total revenues	$1,348	$1,339	0.7%
Net income	161	184	(12.5)%
Operating profit	171	151	13.2%
Operating profit margin under GAAP	12.7%	11.3%	140	bps
Adjusted EBITDA (1)	$367	$345	6.4%

Diluted earnings per share	0.21	0.24	(12.5)%
NAREIT FFO and Adjusted FFO per diluted share (1)	0.44	0.41	7.3%

Comparable Hotel Data:
	2017 Comparable Hotels (2)
	Quarter ended March 31,
	2017	2016	Change
Comparable hotel revenues (1)	$1,209	$1,173	3.1%
Comparable hotel EBITDA (1)	324	304	6.5%
Comparable hotel EBITDA margin (1)	26.75%	25.9%	85	bps
Change in comparable hotel RevPAR - Constant US$	3.4%
Change in comparable hotel RevPAR - Nominal US$	3.6%
Change in comparable domestic RevPAR	3.8%
Change in comparable international RevPAR - Constant US$	(7.1)%
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

(2)	Comparable hotel operating statistics for 2017 and 2016 are based on 90 hotels as of March 31, 2017.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis improved 3.4% for the first quarter, driven by an 80 basis point increase in occupancy and a 2.4% increase in average room rate. Our results benefited from strong performance in our Washington, D.C. market due to the Presidential inauguration and Women’s March in January, while the shift of the Easter holiday into the second quarter in 2017 drove improvements in group demand for the portfolio as a whole. Excluding the Washington, D.C. market, the comparable RevPAR increase was 1.4%. Results were mixed across our other markets, as Seattle, Denver and San Diego experienced double-digit RevPAR growth, while San Francisco, New York, Florida and Boston experienced declines in RevPAR for the quarter. The Easter holiday shift helped fuel strong growth in group business, with increases in both room nights and rates; however, transient nights decreased due to displacement from the increased group volume and rate growth was inhibited by increased supply growth in many of our major markets, reduced arrivals from international markets and cautious business spending.

On a constant US$ basis, RevPAR at our comparable international properties decreased 7.1% for the first quarter primarily due to declines in both rate and occupancy at our properties in Rio de Janeiro due to the weakened Brazilian economy and difficult comparisons to the prior year pre-Olympic activity.

Rooms

Total room revenue remained flat for the quarter, reflecting the 2.5% increase in comparable hotel room revenue, offset by lost revenue from 2017 and 2016 hotel dispositions. For the quarter, total room expenses decreased 0.9%, as a result of dispositions, while comparable hotel room expenses increased 2.1% for the quarter, primarily driven by an increase in travel agent commissions.

Food and beverage

Food and beverage revenues increased 3.4% for the quarter, as the comparable food and beverage revenue increase of 4.8% was partially offset by the effect of hotel dispositions.  Furthermore, food and beverage expenses decreased, as the improvement in revenues was due to increases in banquet revenues, which generally have lower overall costs as a percentage of revenues than restaurant and outlet sales. These factors, coupled with improvements in overall productivity and controlled food and beverage costs, led to improvement in food and beverage profit.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 140 basis points, to 12.7%, for the first quarter of 2017. These operating profit margins are affected significantly by several items, including dispositions, depreciation and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 85 basis points, to 26.75%, for the quarter. The improvements in both GAAP operating profit margins and comparable hotel EBITDA margins were driven by strength in food and beverage profits, labor productivity improvements on a per occupied room basis and a decrease in insurance premiums. The productivity improvements are reflective of the time and motion studies we have initiated at some of our largest hotels over the past two years and continue to implement at our medium and smaller-sized hotels. These studies have resulted in hotel managers establishing more accurate labor model standards and improved and expanded forecasting tools, which allow managers to more effectively schedule labor based on demand and to minimize excess staffing, thereby reducing costs.

Net income, Adjusted EBITDA and Adjusted FFO per Diluted Share

Net income for the quarter decreased $23 million due to a decrease in gain on sale of assets of $42 million, which was partially offset by a $20 million improvement in operating profit, described above, and a $5 million increase in equity in earnings of affiliates. Adjusted EBITDA increased $22 million for the quarter due to improvement in our comparable hotel EBITDA and strong performance at three of our non-comparable hotels that were under renovation last year, slightly offset by the sale of eleven hotels in 2016 and 2017. These changes, along with the effect of the decrease in the weighted average shares outstanding due to the repurchase of approximately 14 million shares in 2016, led to a decrease in earnings of $0.03, or 12.5%, per diluted share for the quarter and an increase in Adjusted FFO per diluted share of $0.03, or 7.3%, for the quarter.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

Forecasts for the United States economy continue to be cautiously optimistic for 2017; however, expectations of economic stimulus through tax reform, infrastructure spending or regulatory easing during 2017 have waned. Therefore, we do not anticipate an impactful increase in business investment in 2017, a significant driver of demand for our portfolio.

Additionally, supply growth is expected to accelerate in 2017. In particular, markets in which we own a significant number of hotels have experienced above-average supply growth during this cycle, which may continue to impact the ability of our managers to grow room rate in the near-term and could also lead to downward pressure on occupancy.

As expected, we experienced strong operations in the first quarter due to the Presidential inauguration and related activities in January and the Easter holiday shift into the second quarter for 2017. Therefore, we expect that the first quarter operating performance, including our group business, will likely exceed the operations for the remaining quarters of the year. As a result, we estimate that comparable RevPAR growth for the full year 2017 will be between 0.0% and 2.0% on a constant US$ basis.

The current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy, changes in travel patterns, and international economic and political instability.

Strategic Initiatives

Portfolio

Our portfolio includes multiple types of premium hotels, primarily located in major markets and premier resort and convention destinations. We continue to focus on long-term results by investing in properties that we believe have strong demand generators, are in premier locations, appeal to multiple customer segments and achieve premium rates. At the same time, we intend to strategically dispose of assets that we believe will experience lower growth and/or higher capital expenditures requirements.

Acquisitions. During the quarter, we completed the following acquisitions:

•

The Don CeSar and Beach House Suites complex in St. Pete Beach, Florida for $214 million, with Davidson Hotels & Resorts being selected as manager. The hotel has been recognized for excellence by Historic Hotels of America, with 347 rooms and suites along the Florida Gulf coast, award winning dining options and approximately 38,000 square feet of meeting space.

•	The 305-room W Hollywood in Hollywood, California for $219 million. The hotel includes approximately 11,000 square feet of high-quality retail space and seven prominent supergraphic billboard signs.
•	The ground lease at the Miami Marriott Biscayne Bay for $38 million.

Dispositions. During the quarter, we sold the JW Marriott Desert Springs Resort & Spa for $172 million, including $12 million of furniture, fixtures and equipment replacement funds retained at the hotel.  Subsequent to quarter end, we sold the Sheraton Memphis Downtown for $67 million. This hotel, as well as the Hilton Melbourne South Wharf, was classified as held-for-sale as of March 31, 2017.

Balance Sheet

Debt transactions. On March 20, 2017, we issued $400 million of 3⅞% Series G senior notes due April 2024 and received net proceeds of approximately $395 million, net of discount, underwriting fees and expenses. The net proceeds were used to repay $250 million that had been drawn under the revolver portion of our credit facility earlier in the quarter and for general corporate purposes. As of March 31, 2017, we had $784 million of available capacity remaining under the revolver portion of our credit facility.

Capital Investments

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We deployed approximately $16 million for these projects during the first quarter of 2017.

We expect that redevelopment and ROI projects for 2017 will be approximately $90 million to $115 million, representing a reduction of approximately $125 million from 2016.

Renewal and Replacement Capital Expenditures. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. We deployed $64 million on renewal and replacement capital expenditures during the first quarter of 2017. We completed the renovation of all 285 rooms at the San Francisco Marriott Fisherman’s Wharf and renovated almost 43,000 square feet of meeting space at the Westfields Marriott Washington Dulles. We expect that our investment in renewal and replacement expenditures in 2017 will total approximately $275 million to $300 million.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2017	2016	Change
Total revenues	$1,348	$1,339	0.7%
Operating costs and expenses:
Property-level costs (1)	1,151	1,164	(1.1)
Corporate and other expenses	29	27	7.4
Gain on insurance and business interruption settlements	3	3	—
Operating profit	171	151	13.2
Interest expense	39	39	—
Gain on sale of assets	17	59	(71.2)
Benefit for income taxes	6	9	(33.3)

Host Inc.:
Net income attributable to non-controlling interests	3	2	50.0
Net income attributable to Host Inc.	158	182	(13.2)

Host L.P.:
Net income attributable to non-controlling interests	1	—	N/M
Net income attributable to Host L.P.	160	184	(13.0)

___________
(1)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the first quarter of 2017, the results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) impacted our year-over-year comparisons. Comparisons of our operations were affected by the acquisition of two hotels during the first quarter: the W Hollywood acquired in March 2017 and The Don CeSar and Beach House Suites complex acquired in February 2017. Dispositions include the sale of one hotel in 2017 and ten hotels in 2016. The table below presents the effects on earnings from our Recent Acquisitions and Dispositions (in millions, increase (decrease)):

	Quarter ended March 31,
	2017	2016	Change
Revenues:
Acquisitions	$12	$—	$12
Dispositions	3	68	(65)
Total revenues	$15	$68	$(53)
Net income (excluding gain on sale):
Acquisitions	$4	$—	$4
Dispositions	1	11	(10)
Net income (excluding gain on sale):	$5	$11	$(6)

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2017	2016	Change
Revenues:
Rooms	$843	$843	0.0%
Food and beverage	422	408	3.4
Other	83	88	(5.7)
Total revenues	$1,348	$1,339	0.7

Rooms. Total rooms revenues remained flat for the quarter. For our comparable hotels, rooms revenues increased 2.5% for the quarter due to an increase in occupancy along with a shift to higher rated group business. The net effects of our Recent Acquisitions and Dispositions reduced rooms revenues by $29 million for the quarter.

Food and beverage.  Total food and beverage (“F&B”) revenues increased 3.4% for the quarter. The results reflect strong banquet and audio video business, which led to an increase in F&B revenues on a comparable hotel basis of 4.8% for the quarter, offset by the net effect of our Recent Acquisitions and Dispositions, which reduced F&B revenues by $19 million for the quarter.

Other revenues. Total other revenues decreased 5.7% for the quarter, primarily due to the net effects of our Recent Acquisitions and Dispositions, which reduced other revenues by $5 million. At our comparable hotels, other revenues included an increase in cancelation and attrition fees as well as amenity fees.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2017	2016	Change
Expenses:
Rooms	$219	$221	(0.9)%
Food and beverage	277	284	(2.5)
Other departmental and support expenses	319	328	(2.7)
Management fees	56	57	(1.8)
Other property-level expenses	100	93	7.5
Depreciation and amortization	180	181	(0.6)
Total property-level operating expenses	$1,151	$1,164	(1.1)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 57% of the operating expenses at our hotels (excluding depreciation). Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses decreased 0.9% for the first quarter, primarily due to the net effects of our Recent Acquisitions and Dispositions, which reduced rooms expenses by $8 million. At our comparable hotels, rooms expenses increased 2.1% for the quarter, due primarily to an increase in travel agent commissions, commensurate with the increase in group business.

Food and beverage. F&B expenses decreased 2.5% in the first quarter. The results reflect a decrease in comparable F&B expenses of 0.2% for the quarter due to controlled labor costs and a decrease in food and beverage costs due to the shift to more banquet business. The decrease also reflects the net effect of our Recent Acquisitions and Dispositions, which reduced F&B expenses by $12 million.

Other departmental and support expenses. Other departmental and support expenses decreased $9 million for the first quarter, primarily due to a decrease of $14 million due to the net effects of our Recent Acquisitions and Dispositions. The effect of our Recent Acquisitions and Dispositions was partially offset by an increase in other departmental and support expenses at our comparable hotels of 1.3%, reflecting an increase of 2.3% in administrative and general costs and a 1.8% increase in sales and marketing costs.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $1 million for the first quarter due to the net effect of our Recent Acquisitions and Dispositions, which was partially offset by a 1.8% increase at our comparable hotels, reflecting revenue improvements. Incentive management fees, which generally are based on the level of operating profit at each property after we receive a priority return on our investment, increased $2 million for the first quarter reflecting improvements in hotel operations. The net effects of our Recent Acquisitions and Dispositions reduced total management fees by $2 million for the quarter.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $7 million in the first quarter. Other property-level expenses at our comparable hotels increased 7.3% primarily due to an increase in property taxes and ground rent, partially offset by a decrease in insurance expense. The net effect of our Recent Acquisitions and Dispositions reduced other property-level expense by $3 million for the quarter.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses increased $2 million for the first quarter of 2017 compared to the first quarter of 2016. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2017	2016
General and administrative costs	$25	$24
Non-cash stock-based compensation expense	3	3
Litigation accruals and acquisition costs, net	1	—
Total	$29	$27

Interest expense. Interest expense remained flat for the first quarter compared to the corresponding 2016 period. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2017	2016
Cash interest expense(1)	$38	$37
Non-cash interest expense	1	2
Total interest expense	$39	$39
___________
(1)	Including the change in accrued interest, total cash interest paid was $37 million and $34 million for first quarter of 2017 and 2016, respectively.

Gain on sale of assets.  During the first quarter of 2017, we recognized a $14 million gain on the sale of the JW Marriott Desert Springs Resort & Spa.  During the first quarter of 2016, we recognized a $47 million gain on the sale of the San Diego Marriott Mission Valley and a $10 million gain on the sale of two hotels in New Zealand.

Equity in earnings of affiliates.  The increase in equity in earnings of affiliates primarily reflects an increase in net income at the Euro JV.

Benefit for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The decrease in the income tax benefit recorded in the first quarter of 2017 compared to the first quarter of 2016 primarily relates to the smaller loss incurred by the TRS.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of March 31, 2017, 90 of our 97 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by property type (i.e. urban, suburban, resort, or airport), geographic market, and mix of business (i.e. transient, group, or contract).

Comparable Hotel RevPAR by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of March 31, 2017 and 2016, respectively:

Comparable Hotels by Market in Constant US$

	As of March 31, 2017		Quarter ended March 31, 2017			Quarter ended March 31, 2016
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Boston	4	3,185	$186.34	68.8%	$128.12	$185.93	69.1%	$128.51	(0.3)%
New York	8	6,961	230.50	77.9	179.57	234.65	79.6	186.85	(3.9)
Washington, D.C.	12	6,024	240.32	72.9	175.16	206.59	70.6	145.81	20.1
Atlanta	5	1,939	199.03	78.8	156.76	196.11	76.5	149.92	4.6
Florida	8	4,559	286.45	80.7	231.07	280.34	82.8	231.99	(0.4)
Chicago	6	2,392	147.79	63.4	93.73	148.41	60.7	90.11	4.0
Denver	2	735	166.60	71.9	119.76	164.96	64.2	105.96	13.0
Houston	4	1,716	192.37	78.2	150.38	188.09	77.9	146.54	2.6
Phoenix	4	1,518	270.27	81.2	219.44	278.36	78.4	218.22	0.6
Seattle	2	1,315	199.58	76.9	153.51	185.80	70.1	130.25	17.9
San Francisco	4	2,912	277.68	77.5	215.27	286.77	80.1	229.72	(6.3)
Los Angeles	7	2,843	205.82	82.3	169.35	202.78	82.5	167.27	1.2
San Diego	3	2,981	228.25	81.4	185.72	205.11	81.4	166.88	11.3
Hawaii	3	1,682	366.03	90.2	330.33	356.03	90.6	322.63	2.4
Other	11	6,779	180.61	73.5	132.68	175.68	68.9	121.12	9.5
Domestic	83	47,541	228.08	76.5	174.44	222.40	75.6	168.06	3.8

Asia-Pacific	1	384	$224.89	90.8%	$204.25	$227.62	89.1%	$202.80	0.7%
Canada	2	849	158.13	52.4	82.92	157.42	50.7	79.85	3.9
Latin America	4	963	191.66	58.8	112.66	204.52	66.8	136.56	(17.5)
International	7	2,196	189.49	62.1	117.65	196.01	64.6	126.63	(7.1)
All Markets - Constant US$	90	49,737	226.68	75.8	171.92	221.39	75.1	166.23	3.4

Comparable Hotels in Nominal US$
	As of March 31, 2017		Quarter ended March 31, 2017			Quarter ended March 31, 2016
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	1	384	$224.89	90.8%	$204.25	$216.73	89.1%	$193.10	5.8%
Canada	2	849	158.13	52.4	82.92	151.98	50.7	77.08	7.6
Latin America	4	963	191.66	58.8	112.66	190.71	66.8	127.34	(11.5)
International	7	2,196	189.49	62.1	117.65	185.45	64.6	119.81	(1.8)
Domestic	83	47,541	228.08	76.5	174.44	222.40	75.6	168.06	3.8
All Markets	90	49,737	226.68	75.8	171.92	220.99	75.1	165.92	3.6

With double digit RevPAR growth, our top performing markets were Washington, D.C., Seattle, Denver and San Diego. The Washington, D.C. market benefited from the Presidential inauguration and Women’s March in January and accounted for 200 basis points of the overall 340 basis point RevPAR growth for the quarter. In Seattle and San Diego, RevPAR was positively affected by completed rooms renovations and a lack of business disruption compared to the prior year at the W Seattle and the Coronado Island Marriott Resort & Spa, where RevPAR increased by 37.6% and 47.9%, respectively. The RevPAR improvement at our San Diego properties also was due to rate growth of over 11% at our other two comparable hotels as a result of strong citywide events during the quarter. The RevPAR improvement at our Denver properties was due to an increase in occupancy of 760 basis points driven by strong group volume.

In addition, our Atlanta and Chicago markets outperformed the portfolio with RevPAR increases of 4.6% and 4.0%, respectively. The RevPAR growth in Atlanta was due to a combination of rate improvement and an increase in occupancy primarily from the group segment. In Chicago, the improvement in RevPAR was due to an increase in occupancy of 270 basis points due to an increase in city-wide events and the completed rooms renovation, and a lack of business disruption compared to the prior year, at the Chicago Marriott Suites O’Hare where RevPAR increased 25.9%.

Our other west coast markets underperformed our portfolio. Although the Phoenix market benefited from operations improvements following the rebranding and renovation work at the Camby, the average rate of the properties in this market declined by 2.9% due to fewer group room nights. In Hawaii and Los Angeles, RevPAR growth was due to improvement in average rate, offset by declines in occupancy due to the Easter holiday shift, which reduced leisure travel. The RevPAR decline at our San Francisco properties was due to the ongoing construction at the Moscone Convention Center which negatively affected many of our properties, as well as difficult comparisons to the 2016 Super Bowl.

In the southern and central U.S., our Florida hotels experienced a 0.4% decline in RevPAR due to soft transient demand, while RevPAR grew 2.6% at our Houston properties, as the market hosted the Super Bowl in the first quarter.

On the east coast, our Boston and New York hotels underperformed our portfolio. In Boston, there was weakening business transient demand from the financial services and pharmaceutical sectors and fewer citywide events. In New York, supply growth has continued to negatively impact our hotels, as well as the strong U.S. dollar, resulting in a decline in European travel.

On a constant dollar basis, our international markets experienced a decline in RevPAR of 7.1%, primarily due to our Latin American properties with a decline in RevPAR of 17.5% as a result of the weak Brazilian economy and difficult comparisons to the 2016 pre-Olympic test business in Brazil.

Comparable Hotel RevPAR by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 31, 2017 and 2016, respectively:

Comparable Hotels by Type in Nominal US$

	As of March 31, 2017		Quarter ended March 31, 2017			Quarter ended March 31, 2016
Property type	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	54	33,327	$218.13	75.1%	$163.75	$210.87	74.4%	$156.82	4.4%
Suburban	19	6,947	204.20	72.6	148.18	204.44	69.5	142.12	4.3
Resort	10	6,218	327.70	81.0	265.42	320.67	81.3	260.55	1.9
Airport	7	3,245	157.53	80.9	127.45	156.40	82.5	129.00	(1.2)
All Types	90	49,737	226.68	75.8	171.92	220.99	75.1	165.92	3.6

Our urban and suburban properties outperformed the portfolio for the quarter, with RevPAR increases of 4.4% and 4.3%, respectively. Washington, D.C. drove the RevPAR improvements for our urban properties, while high occupancy and average room rate in urban markets has helped to drive demand in adjacent suburban markets, continuing a trend from prior year. Our resort properties were negatively affected by the shift in the Easter holiday, as leisure travel shifted into April. RevPAR at our airport properties declined by 1.2% with a decrease in occupancy of 160 basis points.

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

For the quarter, our revenue growth was driven by an improvement in group revenue of 9.1%, with an increase in both average rate and group room nights sold of 4.2% and 4.7%, respectively, based on average rooms sold per night. The shift of the Easter holiday as well as the Presidential inauguration in Washington, D.C. allowed the portfolio to achieve this growth in group business. Conversely, transient revenues declined by 1.7% due to a combination of displacement from greater group segment volume, reduced arrivals from high-rated international markets, as well as the shift of spring break and Easter leisure travel into April. Overall, contract business was the strongest performing segment with a 17.7% increase in room nights leading to revenue growth of 20.9% driven by additional airline crews at hotels in markets where new supply or demand concerns warranted negotiating multi-year contracts at favorable rates.

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

We intend to use available cash predominantly for acquisitions or other investments in our portfolio. If we are unable to find appropriate investment opportunities, we will consider other uses, such as a return of capital through dividends or common stock repurchases, the amounts of which will be determined by our operations and other market factors. Significant factors we review to determine the amount and timing of common stock repurchases include our current stock price compared to our determination of the underlying value of our assets, current and forecast operating results and the completion of hotel sales.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, only one of our consolidated hotels is encumbered by mortgage debt. We have access to multiple types of financing, as approximately 98% of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotels. We believe that we have sufficient liquidity and access to the capital markets in order to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On April 17, 2017, we paid a dividend of $0.20 per share of Host Inc.’s common stock, which totaled approximately $147 million.

Capital Resources. As of March 31, 2017, we had $411 million of cash and cash equivalents. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

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

Additionally, in February 2017, Host Inc.’s Board of Directors authorized a new program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations decreased $10 million to $209 million for the quarter ended March 31, 2017 compared to the first quarter of 2016, reflecting improvements in operations that were offset by distributions from equity investments in the first quarter of 2016 that did not repeat in 2017.

Cash Used in Investing Activities. Net cash used in investing activities was $384 million and $47 million for the first quarter of 2017 and 2016, respectively. Cash used in investing activities primarily consisted of capital expenditures on our existing portfolio and the acquisition of The Don CeSar, W Hollywood and the Miami Marriott Biscayne Bay ground lease in 2017, and totaled $547 million and $169 million during the first quarter of 2017 and 2016, respectively. Cash used for renewal and replacement capital expenditures for the first quarter of 2017 and 2016 was $64 million and $89 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $16 million and $79 million, respectively. This use of cash was partially offset by cash provided by investing activities totaling $163 million and $122 million for the first quarter of 2017 and 2016, respectively, and primarily consisted of proceeds from the sale of one hotel in 2017 and three hotels in 2016.

The following tables summarize significant acquisitions and dispositions that have been completed as of May 1, 2017 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
March	2017	Acquisition of the Miami Marriott Biscayne Bay ground lease		$(38)
March	2017	Acquisition of the W Hollywood		(219)
February	2017	Acquisition of The Don CeSar and Beach House Suites complex		(214)
		Total acquisitions		$(471)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
April	2017	Disposition of Sheraton Memphis Downtown	$67	$67
January	2017	Disposition of JW Marriott Desert Springs Resort & Spa	160	172
		Total dispositions	$227
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Provided by (Used in) Financing Activities. In the first quarter of 2017, net cash provided by financing activities was $208 million compared to net cash used of $152 million for the first quarter of 2016. Cash used in financing activities in 2017 primarily consisted of dividend payments. Cash provided by financing activities in 2017 included the issuance of the Series G senior notes.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through May 1, 2017 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
March	2017	Proceeds from the issuance of $400 million 3.875% Series G senior notes	$395
		Total issuances	$395

The following table summarizes significant equity transactions that have been completed through May 1, 2017 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2017	Dividend payments (1)(2)	$(332)
		Cash payments on equity transactions	$(332)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $336 million to its common OP unit holders.
(2)	Includes the cash payment for the fourth quarter 2016 dividend that was paid in January 2017.

Debt

As of March 31, 2017, our total debt was $4.0 billion, with an average interest rate of 3.8% and an average maturity of 5.1 years. Additionally, 69% of our debt has a fixed rate of interest and 96 of our hotels, representing 99% of our revenues, are unencumbered by mortgage debt.

On March 20, 2017, we completed an underwritten public offering of $400 million aggregate principal amount of Series G senior notes bearing interest at a rate of 3⅞% due in 2024. The Series G senior notes are not redeemable prior to 60 days before the April 1, 2024 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. The notes have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends. These senior notes have covenants similar to our Series D, Series E and Series F senior notes, but are different than the covenants applicable to our prior series of senior notes issued before the receipt of our investment grade rating.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of March 31, 2017:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.6	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.3	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.0	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of March 31, 2017:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	482%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.3	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of March 31, 2017 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	488%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.3	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F and Series G senior notes and our other senior notes with respect to covenant ratios, our actual ratios for the two sets of senior notes are slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2016.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 31, 2017, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which is dependent primarily on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on April 17, 2017 to stockholders of record on March 31, 2017. All future dividends are subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

At March 31, 2017, hotel investments by the Euro JV total approximately €1.5 billion, with €0.7 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. Our investment, total partners’ funding, and debt outstanding as of March 31, 2017 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment		Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)			(in millions)	(in millions)
Euro JV Fund I	€121	€463	67	%(1)	€311	€100
Euro JV Fund II	94	301	67%		397	133
	€215	€764			€708	€233
___________
(1)	The remaining commitment for Fund I is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

The following table sets forth operating statistics for the 10 Euro JV hotels as of March 31, 2017 and 2016, all of which are comparable:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended March 31,
	2017	2016	Change
Average room rate	€191.14	€189.76	0.7%
Average occupancy	68.3%	63.6%	470	bps
RevPAR	€130.48	€120.60	8.2%
___________

(1)	The presentation above includes the operating performance for 10 hotels consisting of 3,902 rooms. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR increased approximately 8.2% on a constant euro basis for the first quarter. The improvement was the result of a favorable comparison to the first quarter of 2016, which experienced the aftermath of tragic terrorist attacks in Brussels and Paris, leading to an increase in occupancy of 470 basis points, combined with a slight increase to average room rate. The Euro JV’s comparable hotel revenues increased 8.4% for the quarter, due to an increase of 5.6% and 16.1% in rooms revenue and food and beverage revenue, respectively.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. For a detailed discussion of the new accounting standards, see “Note 2. Summary of Significant Accounting Policies” in this quarterly report.

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired The Don CeSar in February of 2017. The hotel will not be included in our comparable hotel set until January 1, 2019. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 97 hotels that we owned on March 31, 2017, 90 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 31, 2017 are excluded from comparable hotel results for these periods:

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
•

The Phoenician (acquired in June 2015 and, beginning in the second quarter of 2016, business disruption due to extensive renovations, including all guestrooms and suites, a redesign of the lobby and public areas, renovation of pools, recreation areas and a restaurant and a re-configured spa and fitness center);

•	Axiom Hotel (acquired as the Powell Hotel in January 2014, then closed during 2015 for extensive renovations and reopened in January 2016);
•	The Don CeSar and Beach House Suites complex (acquired February 2017); and
•	W Hollywood (acquired March 2017).

The operating results of 11 hotels disposed of in 2017 and 2016 are not included in comparable hotel results for the periods presented herein.

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

We present RevPAR results for our joint venture in Europe in constant Euros using the same methodology as used for the constant US$ presentation.

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2016, further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

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

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income (loss), is beneficial to an investor’s complete understanding of our operating performance. Adjusted EBITDA also is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•

Real Estate Transactions – We exclude the effect of gains and losses, including the amortization of deferred gains, recorded on the disposition or acquisition of depreciable assets and property insurance gains in our consolidated statement of operations because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, material gains or losses from the depreciated value of the disposed assets could be less important to investors given that the depreciated asset book value often does not reflect its market value (as noted below for FFO).

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense, which are excluded from EBITDA. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investments. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments, adjusted for any gains or losses on property transactions, multiplied by our percentage ownership in the partnership or joint venture.

•

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships, adjusted for any gains or losses on property transactions, multiplied by the non-controlling partners’ percentage ownership in the partnership or joint venture.

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment expense recorded because we believe that including it in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, we believe that impairment expense, which is based on historical cost book values, is similar to gains (losses) on dispositions and depreciation expense, both of which also are excluded from EBITDA.

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

In unusual circumstances, we also may adjust EBITDA for gains or losses that management believes are not representative of our current operating performance. The last such adjustment was in 2013.

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2017	2016
Net income (1)	$161	$184
Interest expense	39	39
Depreciation and amortization	180	181
Income taxes	(6)	(9)
EBITDA (1)	374	395
Gain on dispositions (2)	(15)	(58)
Gain on property insurance settlement	—	(1)
Acquisition costs	1	—
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(2)
Pro rata Adjusted EBITDA of equity investments	17	14
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(3)	(3)
Adjusted EBITDA (1)	$367	$345
___________
(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $1 million for each of the quarters ended March 31, 2017 and 2016 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of one hotel in 2017 and three hotels in 2016.

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. The last such adjustment was in 2013.

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2017	2016
Net income (1)	$161	$184
Less: Net loss attributable to non-controlling interests	(3)	(2)
Net income attributable to Host Inc.	158	182
Adjustments:
Gain on dispositions (2)	(15)	(58)
Gain on property insurance settlement	—	(1)
Depreciation and amortization	179	180
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(2)
Pro rata FFO of equity investments	13	10
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(1)	(2)
NAREIT FFO (1)	326	308
Adjustments to NAREIT FFO:
Acquisition costs	1	—
Adjusted FFO (1)	$327	$308

For calculation on a per share basis(3):
Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	738.2	749.7
NAREIT FFO and Adjusted FFO per diluted share	$.44	$.41
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
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

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses, food and beverage profit and EBITDA (and the related margins), on a comparable hotel, or “same store” basis as supplemental information for investors. For an explanation of which properties we consider to be “comparable hotels”, see “Comparable Hotel Operating Statistics” above.

The following tables presents certain operating results and statistics for our comparable hotels for the periods presented herein and a reconciliation of the differences between comparable hotel EBITDA, a non-GAAP financial measure, and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) comparable hotel revenues and (ii) our revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) comparable hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, are also included in the reconciliation:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

			Quarter ended March 31,
			2017	2016
Number of hotels			90	90
Number of rooms			49,737	49,737
Change in comparable hotel RevPAR -
Constant US$			3.4%	—
Nominal US$			3.6%	—
Operating profit margin (1)			12.7%	11.3%
Comparable hotel EBITDA margin (1)			26.75%	25.9%
Food and beverage profit margin (1)			34.4%	30.4%
Comparable hotel food and beverage profit margin (1)			33.4%	30.1%

Net income			$161	$184
Depreciation and amortization			180	181
Interest expense			39	39
Benefit for income taxes			(6)	(9)
Gain on sale of property and corporate level income/expense			6	(36)
Non-comparable hotel results, net (2)			(56)	(55)
Comparable hotel EBITDA			$324	$304

	Quarter ended March 31, 2017
		Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Rooms	$843	$(73)	$—	$770
Food and Beverage	422	(49)	—	373
Other	83	(17)	—	66
Total revenues	1,348	(139)	—	1,209
Expenses
Rooms	219	(16)	—	203
Food and Beverage	277	(29)	—	248
Other	475	(41)	—	434
Depreciation and amortization	180	—	(180)	—
Corporate and other expenses	29	—	(29)	—
Gain on insurance and business interruption settlements	(3)	3	—	—
Total expenses	1,177	(83)	(209)	885
Operating Profit - Comparable Hotel EBITDA	$171	$(56)	$209	$324

	Quarter ended March 31, 2016
		Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Rooms	$843	$(92)	$—	$751
Food and Beverage	408	(52)	—	356
Other	88	(22)	—	66
Total revenues	1,339	(166)	—	1,173
Expenses
Rooms	221	(22)	—	199
Food and Beverage	284	(35)	—	249
Other	478	(57)	—	421
Depreciation and amortization	181	—	(181)	—
Corporate and other expenses	27	—	(27)	—
Gain on insurance and business interruption settlements	(3)	3	—	—
Total expenses	1,188	(111)	(208)	869
Operating Profit - Comparable Hotel EBITDA	$151	$(55)	$208	$304
___________

(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above tables.

(2)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, (ii) gains on insurance settlements and business interruption proceeds, and (iii) the results of our office spaces and other non-hotel income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 31, 2017 and December 31, 2016, 69% and 65%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first quarter of 2017. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada and Mexico and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No forward purchase contracts were entered into during the first quarter of 2017. The following table summarizes our outstanding foreign currency sale contracts (in millions):

Currently Outstanding					Change in Fair Value - All Contracts
	Total
	Transaction Amount in		Total Transaction		Gain (Loss)
Transaction Date	Foreign		Amount	Forward Purchase	Quarter ended March 31,
Range	Currency		in Dollars	Date Range	2017	2016
May 2014-January 2016		€100	$118	May 2017-January 2018	$(1)	$(4)
November 2016	C$	25	$19	November 2018	$—	$(1)

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

The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations (in millions):

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Quarter ended March 31,
Currency	US$	Foreign Currency		2017	2016
Canadian dollars (1)	$35	C$	46	$—	$2
Euros	$82		€77	$(1)	$4
Australian dollars	$38	A$	50	$(2)	$—
___________
(1)	We have an additional $45 million outstanding on the credit facility in Canadian dollars, which draw has not been designated as a hedging instrument.

See Item 7A of our most recent Annual Report on Form 10-K and Note 9 – “Fair Value Measurements” in this quarterly report.

Item 4.	Controls and Procedures

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in the first quarter of 2017.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 – January 31, 2017	—	$—	—	$500
February 1, 2017 – February 28, 2017	—	—	—	500
March 1, 2017 – March 31, 2017	—	—	—	500
Total	—	$—	—	$500

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 – January 31, 2017	9,943	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
February 1, 2017 – February 28, 2017	42,758	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2017 – March 31, 2017	52,018	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	104,719			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

3	Articles of Incorporation and Bylaws

3.1*	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 21, 2016.

4	Instruments Defining Rights of Security Holders

4.11

Third Supplemental Indenture, dated March 20, 2017, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on March 20, 2017).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

May 2, 2017	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 2, 2017	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)