Form 10-Q
period 2017-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2017-07-28
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

As of July 27, 2017 there were 740,051,905 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(in millions, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$10,251	$10,145
Assets held for sale	98	150
Due from managers	120	55
Advances to and investments in affiliates	307	286
Furniture, fixtures and equipment replacement fund	192	173
Other	240	225
Restricted cash	2	2
Cash and cash equivalents	644	372
Total assets	$11,854	$11,408

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,776	$2,380
Credit facility, including term loans of $996 million and $997 million, respectively	1,215	1,206
Mortgage debt and other	1	63
Total debt	3,992	3,649
Accounts payable and accrued expenses	221	278
Liabilities held for sale	75	—
Other	269	283
Total liabilities	4,557	4,210

Non-controlling interests - Host Hotels & Resorts, L.P.	156	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 738.8 million shares and 737.8 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,102	8,077
Accumulated other comprehensive loss	(77)	(83)
Deficit	(931)	(1,007)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,101	6,994
Non-controlling interests—other consolidated partnerships	40	39
Total equity	7,141	7,033
Total liabilities, non-controlling interests and equity	$11,854	$11,408

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2017 and 2016

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
REVENUES
Rooms	$940	$933	$1,783	$1,776
Food and beverage	416	439	838	847
Other	85	87	168	175
Total revenues	1,441	1,459	2,789	2,798
EXPENSES
Rooms	230	228	449	449
Food and beverage	275	289	552	573
Other departmental and support expenses	324	332	643	660
Management fees	69	66	125	123
Other property-level expenses	97	100	197	193
Depreciation and amortization	178	178	358	359
Corporate and other expenses	26	27	55	54
Gain on insurance and business interruption settlements	(2)	—	(5)	(3)
Total operating costs and expenses	1,197	1,220	2,374	2,408
OPERATING PROFIT	244	239	415	390
Interest income	1	—	2	1
Interest expense	(43)	(39)	(82)	(78)
Gain on sale of assets	29	172	46	231
Gain (loss) on foreign currency transactions and derivatives	—	2	(2)	3
Equity in earnings of affiliates	8	9	15	11
INCOME BEFORE INCOME TAXES	239	383	394	558
Provision for income taxes	(27)	(32)	(21)	(23)
NET INCOME	212	351	373	535
Less: Net income attributable to non-controlling interests	(2)	(4)	(5)	(6)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$210	$347	$368	$529
Basic earnings per common share	$.28	$.47	$.50	$.71
Diluted earnings per common share	$.28	$.47	$.50	$.71

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2017 and 2016

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
NET INCOME	$212	$351	$373	$535
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	8	—	15	14
Change in fair value of derivative instruments	(9)	3	(10)	(2)
Amounts reclassified from other comprehensive income (loss)	2	20	1	24
OTHER COMPREHENSIVE INCOME, NET OF TAX	1	23	6	36
COMPREHENSIVE INCOME	213	374	379	571
Less: Comprehensive income attributable to non-controlling interests	(4)	(4)	(6)	(6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$209	$370	$373	$565

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2017 and 2016

(unaudited, in millions)

	Year-to-date ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$373	$535
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	358	359
Amortization of finance costs, discounts and premiums, net	3	3
Stock compensation expense	5	6
Deferred income taxes	20	13
Gain on sale of assets	(46)	(231)
(Gain) loss on foreign currency transactions and derivatives	2	(3)
Gain on property insurance settlement	—	(1)
Equity in earnings of affiliates	(15)	(11)
Change in due from managers	(62)	(67)
Distributions from investments in affiliates	13	18
Changes in other assets	(23)	(3)
Changes in other liabilities	(16)	(7)
Cash provided by operating activities	612	611

INVESTING ACTIVITIES
Proceeds from sales of assets, net	226	440
Return of investments in affiliates	4	9
Advances to and investments in affiliates	—	(1)
Acquisitions	(467)	(50)
Capital expenditures:
Renewals and replacements	(111)	(162)
Redevelopment and acquisition-related investments	(32)	(146)
Cash provided by (used in) investing activities	(380)	90

FINANCING ACTIVITIES
Financing costs	(9)	—
Issuances of debt	398	—
Draws on credit facility	340	449
Repayment of credit facility	(340)	(490)
Mortgage debt and other prepayments and scheduled maturities	—	(120)
Common stock repurchase	—	(162)
Dividends on common stock	(332)	(300)
Other financing activities	(2)	(4)
Cash provided by (used in) financing activities	55	(627)
Effects of exchange rate changes on cash held	4	4
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	291	78
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	547	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$838	$455

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2017 and 2016

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amount shown in the statements of cash flows:

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$644	$266
Restricted cash	2	16
Cash included in furniture, fixtures and equipment replacement fund	192	173
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$838	$455

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended June 30,
	2017	2016
Total interest paid	$72	$68
Income taxes paid	$15	$12

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(in millions)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$10,251	$10,145
Assets held for sale	98	150
Due from managers	120	55
Advances to and investments in affiliates	307	286
Furniture, fixtures and equipment replacement fund	192	173
Other	240	225
Restricted cash	2	2
Cash and cash equivalents	644	372
Total assets	$11,854	$11,408

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,776	$2,380
Credit facility, including term loans of $996 million and $997 million, respectively	1,215	1,206
Mortgage debt and other	1	63
Total debt	3,992	3,649
Accounts payable and accrued expenses	221	278
Liabilities held for sale	75	—
Other	269	283
Total liabilities	4,557	4,210

Limited partnership interests of third parties	156	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,177	7,076
Accumulated other comprehensive loss	(77)	(83)
Total Host Hotels & Resorts, L.P. capital	7,101	6,994
Non-controlling interests—consolidated partnerships	40	39
Total capital	7,141	7,033
Total liabilities, limited partnership interest of third parties and capital	$11,854	$11,408

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2017 and 2016

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
REVENUES
Rooms	$940	$933	$1,783	$1,776
Food and beverage	416	439	838	847
Other	85	87	168	175
Total revenues	1,441	1,459	2,789	2,798
EXPENSES
Rooms	230	228	449	449
Food and beverage	275	289	552	573
Other departmental and support expenses	324	332	643	660
Management fees	69	66	125	123
Other property-level expenses	97	100	197	193
Depreciation and amortization	178	178	358	359
Corporate and other expenses	26	27	55	54
Gain on insurance and business interruption settlements	(2)	—	(5)	(3)
Total operating costs and expenses	1,197	1,220	2,374	2,408
OPERATING PROFIT	244	239	415	390
Interest income	1	—	2	1
Interest expense	(43)	(39)	(82)	(78)
Gain on sale of assets	29	172	46	231
Gain (loss) on foreign currency transactions and derivatives	—	2	(2)	3
Equity in earnings of affiliates	8	9	15	11
INCOME BEFORE INCOME TAXES	239	383	394	558
Provision for income taxes	(27)	(32)	(21)	(23)
NET INCOME	212	351	373	535
Less: Net (income) loss attributable to non-controlling interests	—	1	(1)	1
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$212	$352	$372	$536
Basic earnings per common unit	$.29	$.48	$.51	$.72
Diluted earnings per common unit	$.29	$.48	$.51	$.72

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2017 and 2016

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
NET INCOME	$212	$351	$373	$535
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	8	—	15	14
Change in fair value of derivative instruments	(9)	3	(10)	(2)
Amounts reclassified from other comprehensive income (loss)	2	20	1	24
OTHER COMPREHENSIVE INCOME, NET OF TAX	1	23	6	36
COMPREHENSIVE INCOME	213	374	379	571
Less: Comprehensive (income) loss attributable to non- controlling interests	(2)	1	(2)	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$211	$375	$377	$572

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2017 and 2016

(unaudited, in millions)

	Year-to-date ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$373	$535
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	358	359
Amortization of finance costs, discounts and premiums, net	3	3
Stock compensation expense	5	6
Deferred income taxes	20	13
Gain on sale of assets	(46)	(231)
(Gain) loss on foreign currency transactions and derivatives	2	(3)
Gain on property insurance settlement	—	(1)
Equity in earnings of affiliates	(15)	(11)
Change in due from managers	(62)	(67)
Distributions from investments in affiliates	13	18
Changes in other assets	(23)	(3)
Changes in other liabilities	(16)	(7)
Cash provided by operating activities	612	611

INVESTING ACTIVITIES
Proceeds from sales of assets, net	226	440
Return of investments in affiliates	4	9
Advances to and investments in affiliates	—	(1)
Acquisitions	(467)	(50)
Capital expenditures:
Renewals and replacements	(111)	(162)
Redevelopment and acquisition-related investments	(32)	(146)
Cash provided by (used in) investing activities	(380)	90

FINANCING ACTIVITIES
Financing costs	(9)	—
Issuances of debt	398	—
Draws on credit facility	340	449
Repayment of credit facility	(340)	(490)
Mortgage debt and other prepayments and scheduled maturities	—	(120)
Repurchase of common OP units	—	(162)
Distributions on common OP units	(336)	(303)
Other financing activities	2	(1)
Cash provided by (used in) financing activities	55	(627)
Effects of exchange rate changes on cash held	4	4
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	291	78
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	547	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$838	$455

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2017 and 2016

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position to the amount shown in the statements of cash flows:

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$644	$266
Restricted cash	2	16
Cash included in furniture, fixtures and equipment replacement fund	192	173
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$838	$455

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended June 30,
	2017	2016
Total interest paid	$72	$68
Income taxes paid	$15	$12

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2017, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of June 30, 2017, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	89
Australia	1
Brazil	3
Canada	2
Mexico	1
Total	96

Joint Ventures

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds in seven countries. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (7 hotels).

We also own non-controlling interests in an additional six joint ventures that own eight hotels.

Omg

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2017, and the results of our operations for the quarter and year-to-date periods ended June 30, 2017 and 2016, respectively, and cash flows for the year-to-date periods ended June 30, 2017 and 2016, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three of our partnerships are considered variable interest entities (VIEs) as the general partner maintains control over the decisions that most significantly impact the partnerships. This includes the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of its partnership interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and the unconsolidated partnership that owns the Philadelphia Marriott Downtown. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consist of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that, on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. The standard is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted this standard beginning January 1, 2017. As a result, amounts included in restricted cash and furniture, fixtures and equipment replacement fund on our consolidated balance sheet are included with cash and cash equivalents on the statement of cash flows, and we have restated the statement of cash flows for the year-to-date ended June 30, 2016 to reflect this change. The adoption of this standard did not change our balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related income tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. We adopted this standard beginning January 1, 2017. As a result of the standard, the majority of our share-based payment awards granted in 2017 are equity-classified awards, and the excess tax benefits or deficiencies that are incurred based on the difference between the intrinsic value of the award and the grant-date fair value is recognized as income tax benefit or expense on the income statement. However, the implementation of this standard has not had a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. In March, April, May and December 2016, the FASB issued ASUs Nos. 2016-08, 2016-10, 2016-12 and 2016-20, respectively, all related to Topic 606, which further clarify the application of the standard. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which is required to be adopted concurrently with Topic 606, as it provides further guidance on accounting for the derecognition of and partial sales of a non-financial asset. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effectiveness of ASU No. 2014-09 to reporting periods beginning after December 15, 2017 and permitted early application for annual reporting periods beginning after December 15, 2016. The new standards can be applied retrospectively or under a modified retrospective approach. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for certain asset sale transactions pursuant to which we have continuing involvement with the asset. We

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

anticipate adopting this standard on January 1, 2018 and are evaluating new disclosure requirements. Upon adoption, we expect to implement these standards using a modified retrospective approach with a cumulative effect recognized with no restatements of prior period amounts.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the net effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. The standard requires a modified retrospective approach, with restatement of the periods presented in the year of adoption. We anticipate adopting this standard on January 1, 2019. The primary impact of the new standard will be to the treatment of our 25 ground leases, which represent approximately 85% of all of our operating lease payments. While we have not completed our analysis, we believe that the application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on this calculation. As noted above, we expect the adoption of this standard to have minimal impact on our income statement.

3.	Earnings Per Common Share (Unit)

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 8.3 million common OP units which are convertible into 8.5 million common shares which are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
Net income	$212	$351	$373	$535
Less: Net income attributable to non-controlling interests	(2)	(4)	(5)	(6)
Net income attributable to Host Inc.	$210	$347	$368	$529

Basic weighted average shares outstanding	738.6	744.0	738.3	746.8
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.2	0.3	0.2	0.3
Diluted weighted average shares outstanding	738.8	744.3	738.5	747.1

Basic earnings per common share	$.28	$.47	$.50	$.71
Diluted earnings per common share	$.28	$.47	$.50	$.71

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
Net income	$212	$351	$373	$535
Less: Net (income) loss attributable to non- controlling interests	—	1	(1)	1
Net income attributable to Host L.P.	$212	$352	$372	$536

Basic weighted average units outstanding	731.5	737.4	731.2	740.2
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.1	0.3	0.2	0.3
Diluted weighted average units outstanding	731.6	737.7	731.4	740.5

Basic earnings per common unit	$.29	$.48	$.51	$.72
Diluted earnings per common unit	$.29	$.48	$.51	$.72

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2017	December 31, 2016
Land and land improvements	$2,131	$2,047
Buildings and leasehold improvements	13,777	13,483
Furniture and equipment	2,389	2,377
Construction in progress	75	86
	18,372	17,993
Less accumulated depreciation and amortization	(8,121)	(7,848)
	$10,251	$10,145

n

5.	Debt

During the second quarter, we amended our credit facility agreement, extending the maturity of the $1 billion revolver portion to May 2021, with two six-month extension options. Additionally, the $500 million term loan that was scheduled to mature in June 2017 was amended to extend the maturity to May 2021, with one 12-month extension option, and lower the margin for an all-in interest rate of 2.3% at June 30, 2017. The amendment did not affect the terms of the $500 million term loan due to mature in September 2020. As of June 30, 2017, we had $775 million of available capacity under the revolver portion of our credit facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2016	$6,994	$39	$7,033	$165
Net income	368	1	369	4
Issuance of common stock for comprehensive stock plans	14	—	14	—
Dividends declared on common stock	(295)	—	(295)	—
Distributions to non-controlling interests	—	—	—	(3)
Changes in ownership and other	15	(1)	14	(10)
Other comprehensive income	5	1	6	—
Balance, June 30, 2017	$7,101	$40	$7,141	$156

Capital of Host L.P.

As of June 30, 2017, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interest of Third Parties
Balance, December 31, 2016	$6,994	$39	$7,033	$165
Net income	368	1	369	4
Issuance of common OP units to Host Inc. for comprehensive stock plans	14	—	14	—
Distributions declared on common OP units	(295)	—	(295)	(3)
Changes in ownership and other	15	(1)	14	(10)
Other comprehensive income	5	1	6	—
Balance, June 30, 2017	$7,101	$40	$7,141	$156

Dividends/Distributions

On June 15, 2017, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on July 17, 2017 to stockholders of record as of June 30, 2017. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Dispositions

During the second quarter 2017, we sold the Sheraton Memphis Downtown for $67 million and recorded a gain of approximately $28 million.

As of June 30, 2017, the Hilton Melbourne South Wharf has been classified as held for sale. The hotel was sold on July 28, 2017 for A$230 million ($182 million) and we will record a gain of approximately $74 million in the third quarter.

8.	Fair Value Measurements

Derivatives and Hedging

Foreign Investment Hedging Instruments. We have five foreign currency forward sale contracts for a total notional amount of $133 million that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our Canadian dollar and euro net investments in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation. The contracts are required to be measured at fair value on a recurring basis using significant other observable inputs (Level 2) in the GAAP fair value hierarchy. As a result, we recorded a liability of $2 million and an asset of $12 million as of June 30, 2017 and December 31, 2016, respectively, related to the contracts. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss). We recorded a loss of $7 million and a gain of $3 million for the quarters ended June 30, 2017 and 2016, respectively, and losses of $10 million and $2 million for the year-to-date periods ended June 30, 2017 and 2016, respectively. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

In addition to the foreign currency forward sale contracts, we have designated $162 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss). We recorded a loss of $8 million and a gain of $3 million for the quarters ended June 30, 2017 and 2016, respectively, and losses of $11 million and $3 million for the year-to-date periods ended June 30, 2017 and 2016, respectively.

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

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,776	$2,939	$2,380	$2,477
Credit facility (Level 2)	1,215	1,224	1,206	1,211
Mortgage debt and other, excluding capital leases (Level 2)	—	—	62	62

E

9.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in four countries as of June 30, 2017. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Revenues		Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2017	2016	2017	2016	2017	2016
United States	$1,406	$1,415	$2,722	$2,711	$10,105	$9,913
Australia	8	8	16	16	—	85
Brazil	5	7	11	14	60	63
Canada	15	14	26	24	72	71
Chile	—	4	—	9	—	—
Mexico	7	8	14	15	14	13
New Zealand	—	3	—	9	—	—
Total	$1,441	$1,459	$2,789	$2,798	$10,251	$10,145

10.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2017	December 31, 2016
Common OP units outstanding (millions)	8.3	8.6
Market price per Host Inc. common share	$18.27	$18.84
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$156	$165
Historical cost (millions)	83	84
Book value (millions) (1)	156	165
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate four majority-owned partnerships that have third-party, non-controlling partners. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $40 million and $39 million as of June 30, 2017 and December 31, 2016, respectively

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of June 30, 2017. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $17 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
•

volatility in global financial and credit markets, and the impact of budget deficits and potential U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, which could materially adversely affect U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

•	operating risks associated with the hotel business, including the effect of increasing operating or labor costs or changes in workplace rules that affect labor costs;
•	the effect of rating agency downgrades of our debt securities on the cost and availability of new debt financings;
•

the reduction in our operating flexibility and the limitation on our ability to pay dividends and make distributions resulting from restrictive covenants in our debt agreements, which limit the amount of distributions from Host L.P. to Host Inc., and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk that a default could occur;

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statement of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2017	2016	Change		2017	2016	Change
Total revenues	$1,441	$1,459	(1.2)%		$2,789	$2,798	(0.3)%
Net income	212	351	(39.6)%		373	535	(30.3)%
Operating profit	244	239	2.1%		415	390	6.4%
Operating profit margin under GAAP	16.9%	16.4%	50	bps	14.9%	13.9%	100	bps
Adjusted EBITDA (1)	$444	$436	1.8%		$811	$782	3.7%

Diluted earnings per share	0.28	0.47	(40.4)%		0.50	0.71	(29.6)%
NAREIT FFO per diluted share (1)	0.49	0.49	—		0.93	0.90	3.3%
Adjusted FFO per diluted share (1)	0.49	0.49	—		0.94	0.90	4.4%

Comparable Hotel Data:
	2017 Comparable Hotels (2)
	Quarter ended June 30,				Year-to-date ended June 30,
	2017	2016	Change		2017	2016	Change
Comparable hotel revenues (1)	$1,310	$1,312	(0.1)%		$2,512	$2,478	1.4%
Comparable hotel EBITDA (1)	406	405	0.4%		728	707	2.9%
Comparable hotel EBITDA margin (1)	31.0%	30.85%	15	bps	29.0%	28.55%	45	bps
Change in comparable hotel RevPAR - Constant US$	1.7%				2.5%
Change in comparable hotel RevPAR - Nominal US$	1.7%				2.6%
Change in comparable domestic RevPAR	1.8%				2.7%
Change in comparable international RevPAR - Constant US$	(3.1)%				(5.1)%
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

(2)	Comparable hotel operating statistics for 2017 and 2016 are based on 89 hotels as of June 30, 2017.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis improved 1.7% for the second quarter, driven by a 70 basis point increase in occupancy and a 0.8% increase in average room rate. Year-to-date, comparable RevPAR on a constant US$ basis improved 2.5% as a result of a 70 basis point increase in occupancy and a 1.6% increase in average room rate. Results were mixed across our portfolio for the quarter, as strong performances in our Seattle, Phoenix and Boston markets were partially offset by declines in our Houston, Atlanta, San Francisco and New York markets. Strong transient and contract business for the quarter was partially offset by a decline in group business due to the shift of the Easter holiday into the second quarter and softer attendance at citywide conventions.

On a constant US$ basis, RevPAR at our comparable international properties decreased 3.1% for the second quarter and 5.1% year-to-date primarily due to declines in both rate and occupancy at our properties in Rio de Janeiro due to weakness in the Brazilian economy and difficult comparisons to pre-Olympic activity in the prior year.

Rooms

Total room revenue increased 0.8% and 0.4% for the quarter and year-to-date, respectively, reflecting the increase in comparable room revenue of 1.7% and 2.0% for the quarter and year-to-date, respectively, partially offset by the net effect of our 2017 and 2016 acquisitions and dispositions. For the quarter and year-to-date, total room expenses increased 0.9% and remained flat, respectively, reflecting the comparable hotel room expenses increase of 2.4% and 2.2% for the quarter and year-to-date, respectively, partially offset by the net effect of our 2017 and 2016 acquisitions and dispositions.

Food and beverage

For the second quarter and year-to-date, food and beverage revenues decreased 5.2% and 1.1%, respectively, reflecting the results at our comparable hotels as well as a decrease due to the net effect of our 2017 and 2016 acquisitions and dispositions. Comparable food and beverage revenue decreased 4.4% and remained flat for the quarter and year-to-date, respectively, due to a decrease in banquet and audio visual revenues reflecting the decline in group business for the quarter. As a result of the decrease in higher margin banquet and audio visual business, which was replaced with lower margin outlet business, comparable food and beverage profit for the second quarter decreased 5.3%. This decrease partially offset strong first quarter results, leading to a 4.3% increase in comparable food and beverage profit year-to-date.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 50 basis points, to 16.9%, for the second quarter and 100 basis points, to 14.9%, year-to-date. These operating profit margins are affected significantly by several items, including dispositions, depreciation and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 15 basis points, to 31.0%, for the second quarter and 45 basis points, to 29.0%, year-to-date. For the quarter, the margin improvement was driven by growth in room revenues. Year-to-date, we continue to see labor productivity improvements at certain of our properties, which are reflective of the time and motion studies we have initiated at some of our largest hotels over the past two years and continue to implement at our medium and smaller-sized hotels. These studies have resulted in hotel managers establishing more accurate labor model standards and improved and expanded forecasting tools, which allow them to more effectively schedule labor based on demand and to minimize excess staffing, thereby reducing costs.

Net income, Adjusted EBITDA and Adjusted FFO per Diluted Share

Net income for the quarter and year-to-date decreased $139 million and $162 million, respectively, due to a decrease in gain on sale of assets of $143 million and $185 million, respectively, partially offset by the improvement in operating profit discussed above. Adjusted EBITDA increased $8 million for the quarter and $29 million year-to-date due to improvement in our comparable hotel EBITDA and strong performance at three of our non-comparable hotels that were under renovation last year, slightly offset by the net effect of our 2017 and 2016 acquisitions and dispositions. These changes led to a decrease in earnings of $0.19, or 40.4%, per diluted share for the quarter and $0.21, or 29.6%, per diluted share year-to-date and no change in Adjusted FFO per diluted share for the quarter and an increase of $0.04, or 4.4%, for year-to-date.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

Forecasts for the United States economy continue to be cautiously optimistic for 2017, as employment data continues to strengthen and business investment has modestly improved. However, legislative efforts have stalled, delaying any potential economic stimulus through tax reform, infrastructure spending and regulatory easing. Therefore, the macroeconomic backdrop has been less supportive of industry demand growth than might have been expected at the beginning of the year, particularly as it relates to business travel.

Additionally, supply growth is expected to continue accelerating in the second half of 2017. In particular, markets in which we own a significant number of hotels have experienced above-average supply growth during this cycle, which may continue to impact the ability of our managers to grow room rate in the near-term and also could lead to downward pressure on occupancy.

We expect growth for the second half of 2017; however, we anticipate that the rate of growth will decelerate. This is because of the strong performance in the first half of the year due, in part, to the Presidential inauguration and related activities, as well as a difficult comparison in the second half of the year for our hotels in Brazil due to last year’s Olympics. As a result of these trends, we estimate that comparable RevPAR growth for the full year 2017 will be between 1.0% and 1.75% on a constant US$ basis.

The current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy, changes in travel patterns, and international economic and political instability.

Strategic Initiatives

Portfolio

Dispositions. During the quarter, we sold the Sheraton Memphis Downtown for $67 million. The Hilton Melbourne South Wharf was classified as held-for-sale as of June 30, 2017 and sold on July 28, 2017 for A$230 million ($182 million).

Balance Sheet

During the second quarter, we amended and restated our credit facility, extending the maturity of the revolver portion to May 2021, with two six-month extension options (subject to certain conditions). The $500 million term loan that was due to mature in June 2017 was amended to extend the maturity to May 2021, with one 12-month extension option (subject to certain conditions) and to lower the margin for an all-in interest rate of 2.3% at June 30, 2017, based on Host L.P.’s unsecured long-term debt rating. Our second $500 million term loan scheduled to mature in September 2020 remained unchanged. As of June 30, 2017, we had $775 million of available capacity remaining under the revolver portion of our credit facility.

Capital Investments

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. We deployed approximately $32 million for these projects during the first half of 2017.
We expect that redevelopment and ROI projects for full year 2017 will be approximately $100 million to $110 million.

Renewal and Replacement Capital Expenditures. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. We deployed $111 million on renewal and replacement capital expenditures during the first half of 2017. During the second quarter, we completed the renovation of 740 rooms at The Westin Los Angeles Airport and the final phase of the rooms renovation at the Toronto Marriott Downtown Eaton Centre Hotel. We expect that our investment in renewal and replacement expenditures in full year 2017 will total approximately $275 million to $290 million.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2017	2016	Change	2017	2016	Change
Total revenues	$1,441	$1,459	(1.2)%	$2,789	$2,798	(0.3)%
Operating costs and expenses:
Property-level costs (1)	1,173	1,193	(1.7)	2,324	2,357	(1.4)
Corporate and other expenses	26	27	(3.7)	55	54	1.9
Gain on insurance and business interruption settlements	2	—	N/M	5	3	66.7
Operating profit	244	239	2.1	415	390	6.4
Interest expense	43	39	10.3	82	78	5.1
Gain on sale of assets	29	172	(83.1)	46	231	(80.1)
Provision for income taxes	27	32	(15.6)	21	23	(8.7)

Host Inc.:
Net income attributable to non-controlling interests	2	4	(50.0)	5	6	(16.7)
Net income attributable to Host Inc.	210	347	(39.5)	368	529	(30.4)

Host L.P.:
Net income (loss) attributable to non- controlling interests	—	(1)	N/M	1	(1)	N/M
Net income attributable to Host L.P.	212	352	(39.8)	372	536	(30.6)
___________
(1)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the second quarter and year-to-date 2017, the results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) impacted our year-over-year comparisons. Comparisons of our operations were affected by the acquisition of two hotels during the first quarter 2017: the W Hollywood acquired in March 2017 and The Don CeSar and Beach House Suites complex acquired in February 2017. Dispositions include the sale of two hotels in 2017 and ten hotels in 2016. The table below presents the effects on earnings from our Recent Acquisitions and Dispositions (in millions, increase (decrease)):

	Quarter ended June 30,			Year-to-date ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Acquisitions	$29	$—	$29	$41	$—	$41
Dispositions	1	54	(53)	12	129	(117)
Total revenues	$30	$54	$(24)	$53	$129	$(76)
Net income (excluding gain on sale):
Acquisitions	$7	$—	$7	$11	$—	$11
Dispositions	1	7	(6)	2	18	(16)
Net income (excluding gain on sale):	$8	$7	$1	$13	$18	$(5)

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Rooms	$940	$933	0.8%	$1,783	$1,776	0.4%
Food and beverage	416	439	(5.2)	838	847	(1.1)
Other	85	87	(2.3)	168	175	(4.0)
Total revenues	$1,441	$1,459	(1.2)	$2,789	$2,798	(0.3)

Rooms. Total rooms revenues increased 0.8% and 0.4% for the quarter and year-to-date, respectively. For our comparable hotels, rooms revenues increased 1.7% and 2.0% for the quarter and year-to-date, respectively, due to an increase in both occupancy and rate. The net effects of our Recent Acquisitions and Dispositions reduced rooms revenues by $15 million for the quarter and $44 million for the year-to-date.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased 5.2% for the quarter and 1.1% year-to-date. Consistent with the decline in group business due to the shift in the Easter holiday, the results reflect a decrease in banquet and audio visual revenues, partially offset by an increase in restaurant and outlet revenues, which led to a decrease in comparable F&B revenues of 4.4% for the quarter. Year-to-date, comparable F&B revenues remained flat. The net effect of our Recent Acquisitions and Dispositions reduced F&B revenues by $7 million for the quarter and $25 million for the year-to-date.

Other revenues. Total other revenues decreased 2.3% for the quarter and 4.0% year-to-date, primarily due to the net effect of our Recent Acquisitions and Dispositions, which reduced other revenue by $2 million for the quarter and $7 million year-to-date. At our comparable hotels, other revenues increased 1.9% for the quarter and 1.4% year-to-date.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2017	2016	Change	2017	2016	Change
Expenses:
Rooms	$230	$228	0.9%	$449	$449	0.0%
Food and beverage	275	289	(4.8)	552	573	(3.7)
Other departmental and support expenses	324	332	(2.4)	643	660	(2.6)
Management fees	69	66	4.5	125	123	1.6
Other property-level expenses	97	100	(3.0)	197	193	2.1
Depreciation and amortization	178	178	—	358	359	(0.3)
Total property-level operating expenses	$1,173	$1,193	(1.7)	$2,324	$2,357	(1.4)

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

Rooms. Rooms expenses increased 0.9% for the second quarter and were flat for year-to-date 2017, respectively, which reflects the net decrease of $4 million and $11 million for the quarter and year to date, respectively, from our Recent Acquisitions and

Dispositions.  Rooms expenses at our comparable hotels increased 2.4% and 2.2% for the quarter and year-to-date, respectively, due to increases in wages per occupied room, laundry and linen expenses.

Food and beverage. F&B expenses decreased 4.8% for the quarter and 3.7% year-to-date. The net effect of our Recent Acquisitions and Dispositions reduced F&B expense by $6 million and $18 million for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses decreased 3.9% for the quarter and 2.1% year-to-date, consistent with the decline in comparable F&B revenues.

Other departmental and support expenses. Other departmental and support expenses decreased $8 million for the second quarter and $17 million year-to-date, primarily due to a decrease of $10 million for the quarter and $25 million year-to-date from the net effect of our Recent Acquisitions and Dispositions. On a comparable hotel basis, other departmental and support expenses were essentially flat for the quarter and year-to-date.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $1 million in the second quarter and $2 million year-to-date due to the decrease in revenues in both periods. Incentive management fees are generally based on the level of operating profit at each property after we receive a priority return on our investment. The fees increased $1 million for the second quarter and $3 million year-to-date, primarily reflecting improved operations in our Washington D.C. market.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $3 million for the second quarter and increased $4 million year-to-date. Other property-level expenses at our comparable hotels increased 1.2% for the quarter and 4.1% year-to-date, primarily due to increases in property taxes and ground rent, partially offset by decreases in insurance expense. The net effect of our Recent Acquisitions and Dispositions reduced other property-level expenses by $2 million for the quarter and $5 million year-to-date.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
General and administrative costs	$24	$24	$49	$48
Non-cash stock-based compensation expense	2	3	5	6
Litigation accruals and acquisition costs, net	—	—	1	—
Total	$26	$27	$55	$54

Interest expense. Interest expense increased due to the issuance of the Series G senior notes in the first quarter 2017. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
Cash interest expense(1)	$41	$38	$79	$75
Non-cash interest expense	2	1	3	3
Total interest expense	$43	$39	$82	$78
___________
(1)	Including the change in accrued interest, total cash interest paid was $72 million and $68 million for year-to-date 2017 and 2016, respectively.

Gain on sale of assets.  During the second quarter and year-to-date 2017, we recognized a gain on sale of assets of $29 million and $46 million, respectively, due primarily to the sale of one hotel in each of the second quarter and the first quarter. We recognized a gain on sale of assets of $172 million and $231 million, respectively, during the second quarter and year-to-date 2016, respectively, due to the sale of five hotels during the second quarter and three during the first quarter.

Equity in earnings of affiliates.  The year-to-date increase in equity in earnings of affiliates primarily reflects improved hotel operations at the Euro JV.

Provision for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, on which we record an income tax provision or benefit. The decrease in the income tax provision recorded in the second quarter and year-to-date 2017 compared to the same periods in 2016 primarily relates to an increase in domestic corporate income taxes on hotel operations in 2017 offset by a $9 million Chilean capital gain tax on the sale of our two properties in Chile that was recorded in the second quarter of 2016.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of June 30, 2017, 89 of our 96 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic market and mix of business (i.e. transient, group, or contract).

Comparable Hotel RevPAR by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of June 30, 2017 and 2016, respectively:

Comparable Hotels by Market in Constant US$ (by RevPAR)

	As of June 30, 2017		Quarter ended June 30, 2017			Quarter ended June 30, 2016
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Hawaii	3	1,682	$328.85	89.9%	$295.61	$306.58	91.3%	$279.80	5.7%
New York	8	6,961	282.83	90.8	256.92	286.61	89.8	257.49	(0.2)
Boston	4	3,185	267.82	89.9	240.86	257.23	86.7	223.10	8.0
Seattle	2	1,315	251.37	89.7	225.39	224.86	84.4	189.84	18.7
San Francisco	4	2,912	249.76	86.8	216.71	256.22	87.0	222.92	(2.8)
Washington, D.C.	12	6,024	239.35	86.9	208.00	235.21	86.9	204.51	1.7
Chicago	6	2,392	224.95	86.6	194.82	224.61	84.8	190.52	2.3
San Diego	3	2,981	215.56	84.9	182.94	212.54	85.3	181.33	0.9
Florida	8	4,559	227.44	76.9	175.00	221.10	75.9	167.90	4.2
Los Angeles	7	2,843	203.41	85.1	173.20	199.62	84.2	168.10	3.0
Denver	2	735	184.50	85.8	158.28	185.98	78.2	145.42	8.8
Atlanta	5	1,939	189.62	79.7	151.06	191.43	81.4	155.73	(3.0)
Phoenix	4	1,518	199.70	75.6	150.89	195.68	69.0	135.00	11.8
Houston	4	1,716	175.95	71.1	125.16	190.41	75.3	143.44	(12.7)
Other	10	6,179	182.60	76.1	138.89	186.67	76.0	141.95	(2.2)
Domestic	82	46,941	234.59	84.0	196.97	232.54	83.2	193.46	1.8

Asia-Pacific	1	384	$186.41	89.5%	$166.81	$192.00	89.0%	$170.88	(2.4)%
Canada	2	849	179.52	65.6	117.75	164.78	64.1	105.63	11.5
Latin America	4	963	175.49	60.3	105.74	191.36	64.7	123.79	(14.6)
International	7	2,196	179.59	67.5	121.31	181.99	68.8	125.25	(3.1)
All Markets - Constant US$	89	49,137	232.59	83.2	193.57	230.64	82.5	190.39	1.7

Comparable Hotels in Nominal US$
	As of June 30, 2017		Quarter ended June 30, 2017			Quarter ended June 30, 2016
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	1	384	$186.41	89.5%	$166.81	$190.69	89.0%	$169.72	(1.7)%
Canada	2	849	179.52	65.6	117.75	171.79	64.1	110.12	6.9
Latin America	4	963	175.49	60.3	105.74	185.97	64.7	120.30	(12.1)
International	7	2,196	179.59	67.5	121.31	181.99	68.8	125.25	(3.1)
Domestic	82	46,941	234.59	84.0	196.97	232.54	83.2	193.46	1.8
All Markets	89	49,137	232.59	83.2	193.57	230.64	82.5	190.39	1.7

Comparable Hotels by Market in Constant US$ (by RevPAR)

	As of June 30, 2017		Year-to-date ended June 30, 2017			Year-to-date ended June 30, 2016
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Hawaii	3	1,682	$347.37	90.1%	$312.88	$331.22	90.9%	$301.22	3.9%
New York	8	6,961	258.82	84.4	218.46	262.20	84.7	222.17	(1.7)
San Francisco	4	2,912	262.86	82.2	215.99	270.86	83.6	226.32	(4.6)
Florida	8	4,559	257.48	78.8	202.88	251.99	79.3	199.95	1.5
Washington, D.C.	12	6,024	239.79	79.9	191.67	222.39	78.8	175.16	9.4
Seattle	2	1,315	227.60	83.3	189.65	207.14	77.3	160.04	18.5
Phoenix	4	1,518	236.06	78.4	184.97	239.66	73.7	176.61	4.7
Boston	4	3,185	232.73	79.4	184.80	225.61	77.9	175.80	5.1
San Diego	3	2,981	221.74	83.1	184.32	208.91	83.3	174.11	5.9
Los Angeles	7	2,843	204.59	83.7	171.29	201.18	83.3	167.69	2.1
Atlanta	5	1,939	194.27	79.2	153.89	193.70	78.9	152.83	0.7
Chicago	6	2,392	192.54	75.1	144.56	192.82	72.8	140.32	3.0
Denver	2	735	176.39	78.9	139.13	176.50	71.2	125.69	10.7
Houston	4	1,716	184.50	74.6	137.70	189.23	76.6	144.99	(5.0)
Other	10	6,179	183.95	74.9	137.78	183.76	72.6	133.48	3.2
Domestic	82	46,941	232.06	80.3	186.29	228.24	79.4	181.32	2.7

Asia-Pacific	1	384	$205.69	90.2%	$185.43	$209.82	89.0%	$186.84	(0.8)%
Latin America	4	963	183.43	59.5	109.18	198.04	65.7	130.17	(16.1)
Canada	2	849	170.08	59.1	100.43	161.53	57.4	92.74	8.3
International	7	2,196	184.30	64.8	119.49	188.78	66.7	125.94	(5.1)
All Markets - Constant US$	89	49,137	230.31	79.6	183.29	226.74	78.9	178.83	2.5

Comparable Hotels in Nominal US$
	As of June 30, 2017		Year-to-date ended June 30, 2017			Year-to-date ended June 30, 2016
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Asia-Pacific	1	384	$205.69	90.2%	$185.43	$203.72	89.0%	$181.41	2.2%
Latin America	4	963	183.43	59.5	109.18	188.38	65.7	123.82	(11.8)
Canada	2	849	170.08	59.1	100.43	163.04	57.4	93.60	7.3
International	7	2,196	184.30	64.8	119.49	183.67	66.7	122.53	(2.5)
Domestic	82	46,941	232.06	80.3	186.29	228.24	79.4	181.32	2.7
All Markets	89	49,137	230.31	79.6	183.29	226.54	78.9	178.67	2.6

Our top performing domestic markets for the quarter were Seattle and Phoenix, with RevPAR growth of 18.7% and 11.8%, respectively. In Seattle, RevPAR was positively affected by the completed rooms renovation and lack of business disruption at the W Seattle, while our Phoenix market benefited from operations improvements following the rebranding and renovation work at The Camby Hotel.

In addition, our Boston and Denver markets outperformed the portfolio. Our Denver hotels benefited from strong transient volume, which led to an increase in occupancy of 760 basis points. The RevPAR improvement at our Boston properties was due to two additional city-wide groups.

In the southern and central U.S., our Florida properties outperformed the portfolio with a RevPAR increase of 4.2%, while our Houston properties underperformed the portfolio. The improvement in Florida was due to a double digit increase in RevPAR at The Ritz-Carlton, Naples, while Houston experienced a decrease in city-wide events. Atlanta underperformed the market due to an occupancy decline of 170 basis points, largely due to the Easter holiday shift, and renovations at the Ritz-Carlton, Buckhead.

On the west coast, our Los Angeles and Hawaii markets outperformed the portfolio. Our Los Angeles market benefited from a 19% increase in RevPAR at The Ritz-Carlton, Marina del Rey due to an increase in occupancy of 12.2 percentage points. In Hawaii, strong leisure travel resulted in rate growth of 7.3%, which led to an increase in RevPAR of 5.7%. The RevPAR decline at our San Francisco hotels was due to the ongoing construction at the Moscone Convention Center, while our San Diego market underperformed due to soft group bookings from weak city wide groups.

On the east coast, our New York properties underperformed while our Washington, D.C. properties were in-line with the portfolio. In New York, RevPAR declined due to a decrease in transient volume of 4.8%. In Washington, D.C., RevPAR growth was due to strong city wide events, which led to a rate increase of 1.8%.

On a constant dollar basis, our international markets experienced a decline in RevPAR of 3.1% for the quarter, primarily due to declines in both rate and occupancy at our properties in Rio de Janeiro. This decline was due to increases in supply, coupled with the weakened Brazilian economy and difficult comparisons to the prior year pre-Olympics activity.

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 89 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the second quarter, our revenue growth was driven by an improvement in transient revenue of 3.1%, with an increase in room nights sold of 2.0% and average rate of 1.0%. The shift in the Easter holiday resulted in a boost in spring break leisure travel, leading to strong transient volume during the quarter. Conversely, group revenues declined by 2.7% due to the Easter holiday shift and softer attendance at citywide conventions. Overall, contract business, which represents approximately 6% of our revenues, was the strongest performing, with a 19.5% increase in revenue due to a 19.4% increase in room nights, driven by additional airline crews at hotels in markets where new supply or demand concerns warranted negotiating multi-year contracts at favorable rates.

Year-to-date, which is not impacted by the shift in the Easter holiday, our revenue growth was driven by a group revenue increase of 2.3%, while transient revenue grew by just 0.3%. The group revenue increase was driven by a 7.1% increase in other group, which includes social, military, education, religious, fraternal and youth and amateur sports teams, as well as a 3.5% revenue increase in association group.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy will result in a lower overall cost of capital, allow us to complete opportunistic investments and acquisitions and will position us to manage potential declines in operations throughout the lodging cycle. Over the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio.

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

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On July 17, 2017, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which totaled approximately $148 million.

Capital Resources. As of June 30, 2017, we had $644 million of cash and cash equivalents. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

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

Cash Provided by Operations. Our cash provided by operations increased $1 million to $612 million for the year-to-date ended June 30, 2017 compared to the same period of 2016, as the improvement in operations was partially offset by an increase in interest expense and a decrease in distributions from investments in affiliates.

Cash Used in Investing Activities. Net cash used in investing activities was $380 million during the first half of 2017 compared to net cash provided by investing activities of $90 million for the first half of 2016. Cash used in investing activities primarily consisted of capital expenditures on our existing portfolio and the acquisition of The Don CeSar, W Hollywood and the Miami Marriott Biscayne Bay ground lease in 2017. Cash used for renewal and replacement capital expenditures for the first half of 2017 and 2016 was $111 million and $162 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $32 million and $146 million, respectively. This use of cash was partially offset by cash provided by investing activities, primarily consisting of proceeds from the sale of two hotels in 2017 and eight hotels in 2016.

The following tables summarize significant acquisitions and dispositions that have been completed as of July 28, 2017 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
March	2017	Acquisition of the Miami Marriott Biscayne Bay ground lease		$(38)
March	2017	Acquisition of the W Hollywood		(219)
February	2017	Acquisition of The Don CeSar and Beach House Suites complex		(214)
		Total acquisitions		$(471)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
July	2017	Disposition of the Hilton Melbourne South Wharf(2)	$181	$182
April	2017	Disposition of Sheraton Memphis Downtown	66	67
January	2017	Disposition of JW Marriott Desert Springs Resort & Spa	160	172
		Total dispositions	$407
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)	Amount represents the full sales price including portion attributable to the 25% non-controlling partner.

Cash Provided by (Used in) Financing Activities. In the first half of 2017, net cash provided by financing activities was $55 million compared to net cash used of $627 million for the first half of 2016. Cash used in financing activities in 2017 primarily consisted of dividend payments, while 2016 also included the repayment of mortgage debt and the repurchase of Host Inc. common stock. Cash provided by financing activities in 2017 included the issuance of the Series G senior notes.

The following tables summarize significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through July 28, 2017 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
March	2017	Proceeds from the issuance of $400 million 3.875% Series G senior notes	$395
		Total issuances	$395

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
July	2017	Repayment of A$86 mortgage loan on the Hilton Melbourne South Wharf(1)	$(69)
		Total cash repayments	$(69)
___________
(1)	Amount represents the full repayment, including portion attributable to the 25% non-controlling partner.

The following table summarizes significant equity transactions that have been completed through July 28, 2017 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - July	2017	Dividend payments (1)(2)	$(480)
		Cash payments on equity transactions	$(480)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $486 million to its common OP unit holders.
(2)	Includes the cash payment for the fourth quarter 2016 dividend that was paid in January 2017.

Debt

As of June 30, 2017, our total debt was $4.0 billion, with an average interest rate of 3.9% and an average maturity of 5.5 years. Additionally, 68% of our debt has a fixed rate of interest and 95 of our hotels, representing 99% of our revenues, are unencumbered by mortgage debt.

On May 31, 2017, Host L.P. entered into an amendment and restatement (the “Restatement”) of its existing senior unsecured bank credit facility dated as of September 10, 2015 with Bank of America, N.A., as administrative agent and certain other agents and lenders (the “Existing Credit Agreement”), for the purpose of replacing and refinancing (1) its existing $1 billion revolving credit facility tranche that was scheduled to mature in June 2018 (excluding any available extension option) with a new revolving credit facility tranche in the same committed amount (the “Revolver”) and (2) its existing $500 million term loan facility tranche that would have matured in June 2017 (excluding any available extension option) with a new term loan facility tranche in the same principal amount (the “New Term Facility”). The Restatement does not refinance the existing separate $500 million term loan facility tranche scheduled to mature in September 2020 (the “2020 Term Facility”), which remains outstanding. The Restatement provides, among other things, for:

•

an interest rate on all borrowings based on LIBOR or a base rate plus a margin that varies according to Host L.P.’s unsecured long-term debt rating, with such rate being (1) in the case of Revolver borrowings, either LIBOR plus a margin ranging from 82.5 to 155 basis points or a base rate plus a margin ranging from zero to 55 basis points and (2) in the case of the New Term Facility borrowings and 2020 Term Facility borrowings (which remains unchanged from the Existing Credit Agreement), either LIBOR plus a margin ranging from 90 to 175 basis points or a base rate plus a margin ranging from zero to 75 basis points;

•

in the case of the Revolver, a facility fee payable on the total amount of the Revolver commitment at a rate ranging from 12.5 to 30 basis points, with the actual rate determined according to Host L.P.’s unsecured long-term debt rating;

•

a maturity date of (1) in the case of the Revolver, May 31, 2021, which date may be extended by up to a year by the exercise of up to two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and (2) in the case of the New Term Facility, May 31, 2021, which date may be extended up to a year by the exercise of one 1-year extension option, which is subject to certain conditions, including the payment of an extension fee. The maturity date of the 2020 Term Facility under the Existing Credit Agreement remains unchanged, with a scheduled maturity date in September 2020;

•

a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican pesos borrowings;

•

an option for Host L.P. to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments and the satisfaction of certain conditions specified in the Restatement;

•	a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit;
•	no required scheduled amortization payments prior to the maturity date of the Revolver, the New Term Facility or the 2020 Term Facility, as applicable; and
•	financial covenants that are the same as under the Existing Credit Agreement.

Borrowings under the Restatement may be used for working capital and other general corporate purposes, including for the consummation of acquisitions. As of June 30, 2017, Host L.P. had approximately CAD 106.9 million, EUR 77.2 million, GBP 11.7 million and AUD 50 million (for a total of approximately $224 million) outstanding under the Revolver, $500 million outstanding under the New Term Facility and $500 million outstanding under the 2020 Term Facility.

In addition, the Restatement removed the requirement for Host L.P., under certain circumstances as provided in the Existing Credit Agreement, to provide subsidiary guarantees and pledges of equity interests if its leverage ratio were to exceed 6:1. The Restatement imposes restrictions on customary matters that also were restricted in the Existing Credit Agreement. As with the Existing Credit Agreement, certain covenants are less restrictive at any time that our leverage ratio is below 6:1. In particular, at any time that our leverage ratio is below 6:1, the covenants in respect of dividends and other restricted payments are not applicable, and acquisition and investment transactions generally are permitted without limitation so long as, after giving effect to any such transaction, we are in compliance with the financial covenants under the Restatement. The Restatement also includes financial covenant tests applicable to the incurrence of debt that generally are consistent with the limitations applicable under the senior notes indentures for our investment grade senior notes. The Restatement also includes usual and customary events of default for facilities of this nature, and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the credit facilities may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit facilities automatically will become due and payable and the lenders’ commitments automatically will terminate.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage, and required fixed charge coverage. There were no changes to these financial covenants in connection with the amendment and restatement of the credit facility. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants is not an event of default thereunder.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of June 30, 2017:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.4	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.1	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.9	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of June 30, 2017:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	486%		Minimum ratio of 150%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.3	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of June 30, 2017 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	492%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.3	x	Minimum ratio of 2.0x
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

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 30, 2017, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are held by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which is dependent primarily on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on July 17, 2017 to stockholders of record on June 30, 2017. All future dividends are subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

At June 30, 2017, hotel investments by the Euro JV total approximately €1.5 billion, with €0.7 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. Our investment, total partners’ funding, and debt outstanding as of June 30, 2017 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment		Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)			(in millions)	(in millions)
Euro JV Fund I	€122	€463	67%	(1)	€305	€98
Euro JV Fund II	91	301	67%		394	132
	€213	€764			€699	€230
___________
(1)	The remaining commitment for Fund I is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

The following table sets forth operating statistics for the 10 Euro JV hotels as of June 30, 2017 and 2016, all of which are comparable:

	Comparable Euro JV Hotels in Constant Euros (1)
	Quarter ended June 30,				Year-to-date ended June 30,
	2017	2016	Change		2017	2016	Change
Average room rate	€234.49	€228.36	2.7%		€215.26	€211.32	1.9%
Average occupancy	84.6%	80.3%	430	bps	76.5%	72.0%	450	bps
RevPAR	€198.43	€183.47	8.2%		€164.65	€152.05	8.3%
___________

(1)	The presentation above includes the operating performance for 10 hotels consisting of 3,902 rooms. See “-Comparable Hotel Operating Statistics.”

The Euro JV’s comparable hotel RevPAR increased approximately 8.2% and 8.3% on a constant euro basis for the second quarter and year-to-date, respectively. The improvement was the result of a substantial increase in occupancy, coupled with improvement in room rate.

On May 12, 2017, the Euro JV distributed €18 million to its partners, of which we received approximately €6 million ($6 million). In the first half of 2016, the Euro JV had distributed €33 million to its partners of which we received approximately €11 million ($12 million).

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

Of the 96 hotels that we owned on June 30, 2017, 89 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2017 are excluded from comparable hotel results for these periods:

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

The operating results of 12 hotels disposed of in 2017 and 2016 are not included in comparable hotel results for the periods presented herein.

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
Net income (1)	$212	$351	$373	$535
Interest expense	43	39	82	78
Depreciation and amortization	178	178	358	359
Income taxes	27	32	21	23
EBITDA (1)	460	600	834	995
Gain on dispositions (2)	(28)	(172)	(43)	(230)
Gain on property insurance settlement	—	—	—	(1)
Acquisition costs	—	—	1	—
Equity investment adjustments:
Equity in earnings of affiliates	(8)	(9)	(15)	(11)
Pro rata Adjusted EBITDA of equity investments	22	20	39	35
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non- controlling partners in other consolidated partnerships	(2)	(3)	(5)	(6)
Adjusted EBITDA (1)	$444	$436	$811	$782
___________
(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $1 million for each of the year-to-date periods ended June 30, 2017 and 2016 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of two hotels in 2017 and eight hotels in 2016.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
Net income (1)	$212	$351	$373	$535
Less: Net income attributable to non-controlling interests	(2)	(4)	(5)	(6)
Net income attributable to Host Inc.	210	347	368	529
Adjustments:
Gain on dispositions (2)	(28)	(172)	(43)	(230)
Tax on dispositions	—	9	—	9
Gain on property insurance settlement	—	—	—	(1)
Depreciation and amortization	177	177	357	357
Equity investment adjustments:
Equity in earnings of affiliates	(8)	(9)	(15)	(11)
Pro rata FFO of equity investments	15	16	28	26
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)	(2)	(3)
FFO adjustments for non-controlling interests of Host L.P.	(2)	—	(4)	(1)
NAREIT FFO (1)	363	367	689	675
Adjustments to NAREIT FFO:
Acquisition costs	—	—	1	—
Loss on debt extinguishment	1	—	1	—
Adjusted FFO (1)	$364	$367	$691	$675

For calculation on a per share basis(3):
Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	738.8	744.3	738.5	747.1
NAREIT FFO per diluted share	$.49	$.49	$.93	$.90
Adjusted FFO per diluted share	$.49	$.49	$.94	$.90
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2017	2016	2017	2016
Number of hotels	89	89	89	89
Number of rooms	49,137	49,137	49,137	49,137
Change in comparable hotel RevPAR -
Constant US$	1.7%	—	2.5%	—
Nominal US$	1.7%	—	2.6%	—
Operating profit margin (1)	16.9%	16.4%	14.9%	13.9%
Comparable hotel EBITDA margin (1)	31.0%	30.85%	29.0%	28.55%
Food and beverage profit margin (1)	33.9%	34.2%	34.1%	32.3%
Comparable hotel food and beverage profit margin (1)	34.2%	34.5%	33.7%	32.3%

Net income	$212	$351	$373	$535
Depreciation and amortization	178	178	358	359
Interest expense	43	39	82	78
Provision for income taxes	27	32	21	23
Gain on sale of property and corporate level income/expense	(12)	(156)	(6)	(192)
Non-comparable hotel results, net (2)	(42)	(39)	(100)	(96)
Comparable hotel EBITDA	$406	$405	$728	$707

	Quarter ended June 30, 2017				Quarter ended June 30, 2016
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$940	$(74)	$—	$866	$933	$(81)	$—	$852
Food and beverage	416	(42)	—	374	439	(48)	—	391
Other	85	(15)	—	70	87	(18)	—	69
Total revenues	1,441	(131)	—	1,310	1,459	(147)	—	1,312
Expenses
Room	230	(18)	—	212	228	(21)	—	207
Food and beverage	275	(29)	—	246	289	(33)	—	256
Other	490	(44)	—	446	498	(54)	—	444
Depreciation and amortization	178	—	(178)	—	178	—	(178)	—
Corporate and other expenses	26	—	(26)	—	27	—	(27)	—
Gain on insurance and business interruption settlements	(2)	2	—	—	—	—	—	—
Total expenses	1,197	(89)	(204)	904	1,220	(108)	(205)	907
Operating Profit - Comparable Hotel EBITDA	$244	$(42)	$204	$406	$239	$(39)	$205	$405

	Year-to-date ended June 30, 2017				Year-to-date ended June 30, 2016
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$1,783	$(152)	$—	$1,631	$1,776	$(178)	$—	$1,598
Food and beverage	838	(94)	—	744	847	(102)	—	745
Other	168	(31)	—	137	175	(40)	—	135
Total revenues	2,789	(277)	—	2,512	2,798	(320)	—	2,478
Expenses
Room	449	(35)	—	414	449	(44)	—	405
Food and beverage	552	(59)	—	493	573	(69)	—	504
Other	965	(88)	—	877	976	(114)	—	862
Depreciation and amortization	358	—	(358)	—	359	—	(359)	—
Corporate and other expenses	55	—	(55)	—	54	—	(54)	—
Gain on insurance and business interruption settlements	(5)	5	—	—	(3)	3	—	—
Total expenses	2,374	(177)	(413)	1,784	2,408	(224)	(413)	1,771
Operating Profit - Comparable Hotel EBITDA	$415	$(100)	$413	$728	$390	$(96)	$413	$707
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

Interest Rate Sensitivity

As of June 30, 2017 and December 31, 2016, 68% and 65%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first or second quarters of 2017. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada and Mexico and our investments in the Euro JV and Asia/Pacific JV), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We have five foreign currency forward sale contracts for a total notional amount of $133 million. No forward purchase contracts were entered into during the first or second quarters of 2017.

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated $162 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss), which adjustments offset a portion of the translation adjustment related to our international investments.

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in the first or second quarters of 2017.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2017 – April 30, 2017	—	$—	—	$500
May 1, 2017 – May 31, 2017	—	—	—	500
June 1, 2017 – June 30, 2017	—	—	—	500
Total	—	$—	—	$500

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2017 – April 30, 2017	50,184	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
May 1, 2017 – May 31, 2017	7,620	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2017 – June 30, 2017	33,561	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	91,365			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6.	Exhibits

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

10.1

Fourth Amended and Restated Credit Agreement, dated as of May 31, 2017, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank Securities Inc., PNC Bank, National Association, U.S. Bank National Association, SunTrust Bank, Goldman Sachs Bank USA, The Bank of New York Mellon, Credit Agricole Corporate and Investment Bank, The Bank of Nova Scotia, Sumitomo Mitsui Banking Corporation and TD Bank, N.A. as documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on June 5, 2017).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

July 28, 2017	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

July 28, 2017	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)