Form 10-Q
period 2017-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2017-11-02
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 there were 740,088,192 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(in millions, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$10,014	$10,145
Assets held for sale	67	150
Due from managers	116	55
Advances to and investments in affiliates	319	286
Furniture, fixtures and equipment replacement fund	183	173
Other	283	225
Restricted cash	—	2
Cash and cash equivalents	789	372
Total assets	$11,771	$11,408

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,777	$2,380
Credit facility, including term loans of $996 million and $997 million, respectively	1,184	1,206
Mortgage debt and other	—	63
Total debt	3,961	3,649
Accounts payable and accrued expenses	250	278
Other	295	283
Total liabilities	4,506	4,210

Non-controlling interests - Host Hotels & Resorts, L.P.	157	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 738.9 million shares and 737.8 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,103	8,077
Accumulated other comprehensive loss	(57)	(83)
Deficit	(974)	(1,007)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,079	6,994
Non-controlling interests—other consolidated partnerships	29	39
Total equity	7,108	7,033
Total liabilities, non-controlling interests and equity	$11,771	$11,408

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2017 and 2016

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
REVENUES
Rooms	$860	$879	$2,643	$2,655
Food and beverage	314	336	1,152	1,183
Other	80	80	248	255
Total revenues	1,254	1,295	4,043	4,093
EXPENSES
Rooms	227	225	676	674
Food and beverage	242	257	794	830
Other departmental and support expenses	309	321	952	981
Management fees	53	54	178	177
Other property-level expenses	97	96	294	289
Depreciation and amortization	176	182	534	541
Corporate and other expenses	24	28	79	82
Gain on insurance and business interruption settlements	(1)	(12)	(6)	(15)
Total operating costs and expenses	1,127	1,151	3,501	3,559
OPERATING PROFIT	127	144	542	534
Interest income	2	—	4	2
Interest expense	(43)	(38)	(125)	(116)
Gain on sale of assets	59	14	105	245
Gain (loss) on foreign currency transactions and derivatives	(2)	(1)	(4)	1
Equity in earnings of affiliates	4	8	19	19
INCOME BEFORE INCOME TAXES	147	127	541	685
Provision for income taxes	(42)	(19)	(63)	(42)
NET INCOME	105	108	478	643
Less: Net income attributable to non-controlling interests	(1)	(1)	(6)	(7)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$104	$107	$472	$636
Basic earnings per common share	$.14	$.14	$.64	$.85
Diluted earnings per common share	$.14	$.14	$.64	$.85

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2017 and 2016

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
NET INCOME	$105	$108	$478	$643
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	11	(1)	26	13
Change in fair value of derivative instruments	(4)	—	(14)	(2)
Amounts reclassified from other comprehensive income (loss)	13	(7)	14	17
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	20	(8)	26	28
COMPREHENSIVE INCOME	125	100	504	671
Less: Comprehensive income attributable to non-controlling interests	(1)	(1)	(7)	(7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$124	$99	$497	$664

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2017 and 2016

(unaudited, in millions)

	Year-to-date ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$478	$643
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	534	541
Amortization of finance costs, discounts and premiums, net	5	4
Stock compensation expense	8	8
Deferred income taxes	37	29
Gain on sale of assets	(105)	(245)
(Gain) loss on foreign currency transactions and derivatives	4	(1)
Gain on property insurance settlement	(1)	(1)
Equity in earnings of affiliates	(19)	(19)
Change in due from managers	(60)	(63)
Distributions from investments in affiliates	14	20
Changes in other assets	(17)	(1)
Changes in other liabilities	(14)	—
Cash provided by operating activities	864	915

INVESTING ACTIVITIES
Proceeds from sales of assets, net	472	464
Return of investments in affiliates	4	23
Advances to and investments in affiliates	(1)	(4)
Acquisitions	(467)	(54)
Capital expenditures:
Renewals and replacements	(155)	(222)
Redevelopment and acquisition-related investments	(53)	(192)
Cash provided by (used in) investing activities	(200)	15

FINANCING ACTIVITIES
Financing costs	(9)	—
Issuances of debt	398	—
Draws on credit facility	340	598
Repayment of credit facility	(379)	(590)
Mortgage debt and other prepayments and scheduled maturities	(69)	(137)
Common stock repurchase	—	(206)
Dividends on common stock	(480)	(448)
Distributions and payments to non-controlling interests	(47)	(6)
Other financing activities	2	—
Cash used in financing activities	(244)	(789)
Effects of exchange rate changes on cash held	5	6
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	425	147
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	547	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$972	$524

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2017 and 2016

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$789	$340
Restricted cash	—	2
Cash included in furniture, fixtures and equipment replacement fund	183	182
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$972	$524

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended September 30,
	2017	2016
Total interest paid	$108	$105
Income taxes paid	$38	$14

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(in millions)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Property and equipment, net	$10,014	$10,145
Assets held for sale	67	150
Due from managers	116	55
Advances to and investments in affiliates	319	286
Furniture, fixtures and equipment replacement fund	183	173
Other	283	225
Restricted cash	—	2
Cash and cash equivalents	789	372
Total assets	$11,771	$11,408

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,777	$2,380
Credit facility, including term loans of $996 million and $997 million, respectively	1,184	1,206
Mortgage debt and other	—	63
Total debt	3,961	3,649
Accounts payable and accrued expenses	250	278
Other	295	283
Total liabilities	4,506	4,210

Limited partnership interests of third parties	157	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,135	7,076
Accumulated other comprehensive loss	(57)	(83)
Total Host Hotels & Resorts, L.P. capital	7,079	6,994
Non-controlling interests—consolidated partnerships	29	39
Total capital	7,108	7,033
Total liabilities, limited partnership interest of third parties and capital	$11,771	$11,408

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2017 and 2016

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
REVENUES
Rooms	$860	$879	$2,643	$2,655
Food and beverage	314	336	1,152	1,183
Other	80	80	248	255
Total revenues	1,254	1,295	4,043	4,093
EXPENSES
Rooms	227	225	676	674
Food and beverage	242	257	794	830
Other departmental and support expenses	309	321	952	981
Management fees	53	54	178	177
Other property-level expenses	97	96	294	289
Depreciation and amortization	176	182	534	541
Corporate and other expenses	24	28	79	82
Gain on insurance and business interruption settlements	(1)	(12)	(6)	(15)
Total operating costs and expenses	1,127	1,151	3,501	3,559
OPERATING PROFIT	127	144	542	534
Interest income	2	—	4	2
Interest expense	(43)	(38)	(125)	(116)
Gain on sale of assets	59	14	105	245
Gain (loss) on foreign currency transactions and derivatives	(2)	(1)	(4)	1
Equity in earnings of affiliates	4	8	19	19
INCOME BEFORE INCOME TAXES	147	127	541	685
Provision for income taxes	(42)	(19)	(63)	(42)
NET INCOME	105	108	478	643
Less: Net loss attributable to non-controlling interests	1	—	—	1
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$106	$108	$478	$644
Basic earnings per common unit	$.14	$.15	$.65	$.87
Diluted earnings per common unit	$.14	$.15	$.65	$.87

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2017 and 2016

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
NET INCOME	$105	$108	$478	$643
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	11	(1)	26	13
Change in fair value of derivative instruments	(4)	—	(14)	(2)
Amounts reclassified from other comprehensive income (loss)	13	(7)	14	17
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	20	(8)	26	28
COMPREHENSIVE INCOME	125	100	504	671
Less: Comprehensive (income) loss attributable to non- controlling interests	1	—	(1)	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$126	$100	$503	$672

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2017 and 2016

(unaudited, in millions)

	Year-to-date ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$478	$643
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	534	541
Amortization of finance costs, discounts and premiums, net	5	4
Stock compensation expense	8	8
Deferred income taxes	37	29
Gain on sale of assets	(105)	(245)
(Gain) loss on foreign currency transactions and derivatives	4	(1)
Gain on property insurance settlement	(1)	(1)
Equity in earnings of affiliates	(19)	(19)
Change in due from managers	(60)	(63)
Distributions from investments in affiliates	14	20
Changes in other assets	(17)	(1)
Changes in other liabilities	(14)	—
Cash provided by operating activities	864	915

INVESTING ACTIVITIES
Proceeds from sales of assets, net	472	464
Return of investments in affiliates	4	23
Advances to and investments in affiliates	(1)	(4)
Acquisitions	(467)	(54)
Capital expenditures:
Renewals and replacements	(155)	(222)
Redevelopment and acquisition-related investments	(53)	(192)
Cash provided by (used in) investing activities	(200)	15

FINANCING ACTIVITIES
Financing costs	(9)	—
Issuances of debt	398	—
Draws on credit facility	340	598
Repayment of credit facility	(379)	(590)
Mortgage debt and other prepayments and scheduled maturities	(69)	(137)
Repurchase of common OP units	—	(206)
Distributions on common OP units	(486)	(453)
Distributions and payments to non-controlling interests	(41)	(1)
Other financing activities	2	—
Cash used in financing activities	(244)	(789)
Effects of exchange rate changes on cash held	5	6
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	425	147
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	547	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$972	$524

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2017 and 2016

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$789	$340
Restricted cash	—	2
Cash included in furniture, fixtures and equipment replacement fund	183	182
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$972	$524

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended September 30,
	2017	2016
Total interest paid	$108	$105
Income taxes paid	$38	$14

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2017, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of September 30, 2017, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	88
Brazil	3
Canada	2
Mexico	1
Total	94

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2017, and the results of our operations for the quarter and year-to-date periods ended September 30, 2017 and 2016, respectively, and cash flows for the year-to-date periods ended September 30, 2017 and 2016, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

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

New Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted. We are evaluating its impact on our consolidated financial statements and the disclosure requirements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard adopts a two-step approach wherein, if substantially all of the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction would be considered an asset purchase. As a result of the standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations. We do not expect the determination to materially change the recognition of the assets and liabilities acquired. This standard will be applied on a prospective basis and is effective for annual periods beginning after December 15, 2017, with early adoption permitted.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that, on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. We adopted this standard beginning January 1, 2017. As a result, amounts included in restricted cash and furniture, fixtures and equipment replacement fund on our consolidated balance sheet are included with cash and cash equivalents on the statement of cash flows. We have restated the statement of cash flows for the year-to-date period ended September 30, 2016 to reflect this change. The adoption of this standard did not change our consolidated balance sheet presentation.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related income tax withholdings. We adopted this standard beginning January 1, 2017. As a result of the standard, the majority of our share-based payment awards granted in 2017 are equity-classified awards, and the excess tax benefits or deficiencies that are generated or incurred based on the difference between the intrinsic value of the award and the grant-date fair value is recognized as income tax benefit or expense on the income statement. The adoption of this standard has not had a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. Beginning in 2015, the FASB has issued a number of ASUs to provide further clarification related to this standard and to defer the effective date to reporting periods beginning after December 15, 2017.  Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which is required to be adopted concurrently, as it provides further guidance on accounting for the derecognition of and partial sales of a non-financial asset. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for certain asset sale transactions pursuant to which we have continuing involvement with the asset. We will adopt this standard on January 1, 2018 and are evaluating new disclosure requirements. Upon adoption, we expect to

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

implement these standards using a modified retrospective approach with a cumulative effect recognized with no restatements of prior period amounts.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under this standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the net effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018. The standard requires a modified retrospective approach, with restatement of the periods presented in the year of adoption. The primary impact of the new standard will be to the treatment of our 25 ground leases, which represent approximately 85% of our annual operating lease payments. While we have not completed our analysis, we believe that application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on this analysis. We expect the adoption of this standard to have minimal impact on our income statement.

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
Net income	$105	$108	$478	$643
Less: Net income attributable to non-controlling interests	(1)	(1)	(6)	(7)
Net income attributable to Host Inc.	$104	$107	$472	$636

Basic weighted average shares outstanding	738.8	740.6	738.5	744.8
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.2	0.5	0.2	0.4
Diluted weighted average shares outstanding	739.0	741.1	738.7	745.2

Basic earnings per common share	$.14	$.14	$.64	$.85
Diluted earnings per common share	$.14	$.14	$.64	$.85

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
Net income	$105	$108	$478	$643
Less: Net loss attributable to non-controlling interests	1	—	—	1
Net income attributable to Host L.P.	$106	$108	$478	$644

Basic weighted average units outstanding	731.6	733.8	731.4	738.1
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.2	0.5	0.2	0.4
Diluted weighted average units outstanding	731.8	734.3	731.6	738.5

Basic earnings per common unit	$.14	$.15	$.65	$.87
Diluted earnings per common unit	$.14	$.15	$.65	$.87

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2017	December 31, 2016
Land and land improvements	$2,072	$2,047
Buildings and leasehold improvements	13,658	13,483
Furniture and equipment	2,362	2,377
Construction in progress	94	86
	18,186	17,993
Less accumulated depreciation and amortization	(8,172)	(7,848)
	$10,014	$10,145

n

5.	Debt

Credit Facility. During the quarter, we repaid A$50 million ($39 million) under the revolver portion of our credit facility. As of September 30, 2017, we had $807 million of available capacity under the revolver portion of our credit facility.

Mortgage Debt. In connection with the sale of the Hilton Melbourne South Wharf hotel, we repaid the A$86 million ($69 million) mortgage loan secured by the property.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2016	$6,994	$39	$7,033	$165
Net income	472	—	472	6
Issuance of common stock for comprehensive stock plans	17	—	17	—
Dividends declared on common stock	(443)	—	(443)	—
Distributions to non-controlling interests	—	(14)	(14)	(5)
Changes in ownership and other	14	3	17	(9)
Other comprehensive income	25	1	26	—
Balance, September 30, 2017	$7,079	$29	$7,108	$157

Capital of Host L.P.

As of September 30, 2017, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total capital	Limited partnership interest of third parties
Balance, December 31, 2016	$6,994	$39	$7,033	$165
Net income	472	—	472	6
Issuance of common OP units to Host Inc. for comprehensive stock plans	17	—	17	—
Distributions declared on common OP units	(443)	—	(443)	(5)
Distributions to non-controlling interests	—	(14)	(14)	—
Changes in ownership and other	14	3	17	(9)
Other comprehensive income	25	1	26	—
Balance, September 30, 2017	$7,079	$29	$7,108	$157

Dividends/Distributions

On September 18, 2017, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 16, 2017 to stockholders of record as of September 29, 2017. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Dispositions

During the third quarter 2017, we sold the Hilton Melbourne South Wharf for A$230 million ($184 million) and the Sheraton Indianapolis at Keystone Crossing for $66 million, and recorded a total gain of approximately $58 million. In connection with the sale of the Hilton Melbourne South Wharf, we recorded taxes of $22 million associated with the gain on sale.

As of September 30, 2017, the Key Bridge Marriott has been classified as held for sale.

8.	Fair Value Measurements

Derivatives and Hedging

Foreign Investment Hedging Instruments. We have three foreign currency forward sale contracts in the aggregate notional amount of $70 million that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our Canadian dollar and euro net investments in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation. The contracts are required to be measured at fair value on a recurring basis using significant other observable inputs (Level 2) in the GAAP fair value hierarchy. As a result, we recorded a liability of $4 million and an asset of $12 million as of September 30, 2017 and December 31, 2016, respectively, related to these foreign currency forward sale contracts. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss). We recorded losses of $4 million and $1 million for the quarters ended September 30, 2017 and 2016, respectively, and losses of $14 million and $3 million for the year-to-date periods ended September 30, 2017 and 2016, respectively. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

In addition to the foreign currency forward sale contracts, we have designated $128 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss). We recorded a loss of $4 million and a gain of $2 million for the quarters ended September 30, 2017 and 2016, respectively, and losses of $12 million and $5 million for the year-to-date periods ended September 30, 2017 and 2016, respectively.

Other Liabilities

Fair Value of Other Financial Liabilities. We did not elect the fair value measurement option for any of our other financial liabilities. The fair values of our secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Our senior notes are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,777	$2,952	$2,380	$2,477
Credit facility (Level 2)	1,184	1,193	1,206	1,211
Mortgage debt and other, excluding capital leases (Level 2)	—	—	62	62

E

9.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated foreign operations

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consist of hotels in three countries as of September 30, 2017. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Revenues		Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2017	2016	2017	2016	2017	2016
United States	$1,225	$1,247	$3,947	$3,959	$9,864	$9,913
Australia	2	8	18	24	—	85
Brazil	5	15	16	29	62	63
Canada	16	16	42	40	73	71
Chile	—	—	—	9	—	—
Mexico	6	6	20	21	15	13
New Zealand	—	3	—	11	—	—
Total	$1,254	$1,295	$4,043	$4,093	$10,014	$10,145

10.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2017	December 31, 2016
Common OP units outstanding (millions)	8.3	8.6
Market price per Host Inc. common share	$18.49	$18.84
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$157	$165
Historical cost (millions)	82	84
Book value (millions) (1)	157	165
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate three majority-owned partnerships that have third-party, non-controlling partners. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $29 million and $39 million as of September 30, 2017 and December 31, 2016, respectively

11.Contingencies

All of our hotels in Houston and Florida were affected by Hurricanes Harvey and Irma in August and September 2017, respectively. All four of our hotels in Houston were able to remain operational during the hurricane. In Florida, due to evacuation mandates and loss of commercial power, seven of the nine properties were closed for a period of time. We

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are still evaluating the property and business interruption impact to our hotels. However, our current estimate of the book value of the property and equipment written off, and the related repairs and cleanup costs, is approximately $31 million and have recorded a corresponding insurance receivable of $31 million. We believe our insurance coverage should be sufficient to cover a substantial portion of the property damage to the hotels and the near-term loss of business.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $4 million as of September 30, 2017 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $17 million. We believe this range represents the maximum potential loss for all our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

the impact of geopolitical developments outside the United States, such as the pace of the economic recovery in Europe, the effects of the United Kingdom’s referendum to withdraw from the European Union, the slowing of growth in markets such as China and Brazil, or unrest in the Middle East, all of which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including with respect to our foreign hotel properties;

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

•

the ability of our hotels to compete effectively against other lodging businesses in the highly competitive markets in which we operate in terms of access, location, quality of accommodations and room rate structures;

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2017	2016	Change		2017	2016	Change
Total revenues	$1,254	$1,295	(3.2)%		$4,043	$4,093	(1.2)%
Net income	105	108	(2.8)%		478	643	(25.7)%
Operating profit	127	144	(11.8)%		542	534	1.5%
Operating profit margin under GAAP	10.1%	11.1%	(100	bps)	13.4%	13.0%	40	bps
Adjusted EBITDA (1)	$317	$342	(7.3)%		$1,128	$1,123	0.4%

Diluted earnings per share	0.14	0.14	—		0.64	0.85	(24.7)%
NAREIT FFO and Adjusted FFO per diluted share (1)	0.33	0.37	(10.8)%		1.27	1.28	(0.8)%

Comparable Hotel Data:
	2017 Comparable Hotels (2)
	Quarter ended September 30,				Year-to-date ended September 30,
	2017	2016	Change		2017	2016	Change
Comparable hotel revenues (1)	$1,136	$1,166	(2.6)%		$3,621	$3,616	0.1%
Comparable hotel EBITDA (1)	296	313	(5.3)%		1,015	1,010	0.5%
Comparable hotel EBITDA margin (1)	26.1%	26.85%	(75	bps)	28.0%	27.9%	10	bps
Change in comparable hotel RevPAR - Constant US$	(1.8)%				1.0%
Change in comparable hotel RevPAR - Nominal US$	(1.7)%				1.1%
Change in comparable domestic RevPAR	(0.7)%				1.6%
Change in comparable international RevPAR - Constant US$	(31.0)%				(17.6)%
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

(2)	Comparable hotel operating statistics for 2017 and 2016 are based on 87 hotels as of September 30, 2017.

The third quarter was negatively affected by weakness in group revenue due to the shift of the Jewish holidays into the quarter and significant declines at our Brazil properties in comparison to the results during the Olympics in 2016. In addition to the anticipated weakness due to the difficult quarter-over-quarter comparisons, 13 properties were affected by Hurricanes Harvey and Irma in August and September 2017, respectively, which negatively affected total revenues by approximately $12 million this quarter, with approximately 65% of the revenue lost coming from a decline in food and beverage revenues. These factors led to decreased RevPAR for the quarter, as well as a reduction in F&B revenues and profits, as both the decline in group revenue, and the shift in the mix of business due to the hurricanes, led to a reduction in F&B banquet and outlet business overall.

Revenue per Available Room (“RevPAR”)

Comparable RevPAR on a constant US$ basis decreased 1.8% for the third quarter, due to a 30 basis point decrease in occupancy and a 1.5% decrease in average room rate. Year-to-date, comparable RevPAR on a constant US$ basis improved 1.0% as a result of a 40 basis point increase in occupancy and a 0.6% increase in average room rate. Comparable RevPAR for the quarter was negatively impacted 110 basis points as a result of difficult year-over-year comparisons in Brazil (discussed below). Results were mixed across our remaining portfolio for the quarter, as declines in our Florida, Atlanta and Chicago markets were partially offset by strong performances in our Phoenix, Seattle, and San Francisco markets. In addition to the negative effect of the holiday shift in the third quarter of 2017, the disruption in business from the hurricanes are estimated to have reduced Comparable RevPAR by approximately 45 basis points for the third quarter based on pre-hurricane forecasts.

On a constant US$ basis, RevPAR at our comparable international properties decreased 31.0% for the third quarter and 17.6% year-to-date. The decline was due to the highly unfavorable comparison to the prior year, when Brazil hosted the 2016 Olympics and Paralympics, as well as economic and over-supply issues in Brazil.

Operating profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) decreased 100 basis points, to 10.1%, for the third quarter and increased 40 basis points, to 13.4%, year-to-date. These operating profit margins are affected significantly by several items, including dispositions, depreciation and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, decreased 75 basis points, to 26.1%, for the third quarter and increased 10 basis points, to 28.0%, year-to-date. For the quarter, approximately 85% of the decline was due to the performance of the properties in Brazil and the effects of the hurricanes described above. Year-to-date, we continue to see labor productivity improvements at certain of our properties, which are reflective of the time and motion studies we have initiated at some of our largest hotels over the past two years and continue to implement at our medium and smaller-sized hotels. These studies have resulted in hotel managers establishing more accurate labor model standards and improved and expanded forecasting tools, which allow them to more effectively schedule labor based on demand and to minimize excess staffing, thereby reducing costs.

Net income, Adjusted EBITDA and Adjusted FFO per Diluted Share

Net income for the quarter decreased $3 million due to a decline in operating profit of 11.8%, partially offset by the increase in gain on sale of assets, net of tax. Year-to-date, net income decreased $165 million, primarily due to a decrease in gain on sale of assets, net of tax. Adjusted EBITDA decreased $25 million for the quarter due to a decrease in gain on business interruption settlements and a decline in operations. Year-to-date, Adjusted EBITDA increased $5 million. Based on actual results compared to the anticipated results for the quarter, we estimate that the impact of the hurricanes was approximately $7 million in the quarter for both net income and Adjusted EBITDA. These changes resulted in no change in earnings per diluted share for the quarter and a decrease of $0.21, or 24.7%, year-to-date. Adjusted FFO per diluted share decreased $0.04, or 10.8%, in the quarter and $0.01, or 0.8%, for year-to-date, reflecting the operating results described above as well as an increase in interest expense.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

Forecasts for the United States economy continue to be cautiously optimistic for the remainder of 2017, as the country continues to experience low unemployment rates, corporate profits have improved and business investment has accelerated. While discussions on tax reform have picked up, the timing and economic impact of any legislation remains uncertain though we remain hopeful it will benefit the lodging industry.

While the industry has experienced slightly above average supply growth in 2017, demand growth has outpaced supply, and the majority of markets are operating at peak occupancy levels. Yet, some of our markets, such as New York and Houston, have continued to experience above-average supply growth in 2017 that has exceeded demand growth, which has made it more challenging for our operators to grow average rates. However, demand growth in these markets has remained strong overall and we continue to focus on shifting the mix of business toward more profitable channels.

Our operations were affected by Hurricanes Harvey and Irma during the third quarter and continue to be impacted by damages sustained during the storms.  All four of our hotels in Houston were able to remain operational during the hurricane. In Florida, due to evacuation mandates, seven of our nine consolidated properties were temporarily closed; however, all have since reopened, although approximately 320 rooms remain out of service. Based on the operating readiness and level of property damage sustained, we did not remove any properties from our comparable operations for the quarter and full year forecast. As a result, we estimate that comparable RevPAR growth for full year 2017 will be between 1.15% and 1.35% on a constant US$ basis. Additionally, we have recorded an insurance receivable of $31 million; however, we are still evaluating the complete property and business interruption impacts of the storms.

The current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy, changes in travel patterns, and international economic and political instability.

Strategic Initiatives

Portfolio

Dispositions. During the quarter, we sold The Hilton Melbourne South Wharf for A$230 million ($184 million) and the Sheraton Indianapolis Hotel at Keystone Crossing for $66 million. We also reached an agreement to sell the Key Bridge Marriott for $190 million, including $8 million of FF&E replacement funds, and as of September 30, 2017, it has been classified as held for sale. We expect the sale to be completed no later than the first quarter of 2018, subject to customary closing conditions. Subsequent to quarter end, we also sold a parcel of excess land at the previously sold Chicago Marriott O’Hare for approximately $10 million.

Balance Sheet

Debt transactions. During the quarter, in connection with the sale of the Hilton Melbourne South Wharf hotel, we repaid the A$86 million ($69 million) mortgage loan secured by the property and repaid A$50 million ($39 million) under the revolver portion of our credit facility. As of September 30, 2017, we had $807 million of available capacity remaining under the revolver portion of our credit facility.

Capital Investments

Value enhancements. During the quarter, subject to customary appeals, we received approvals for the rezoning of the golf course land at The Phoenician, A Luxury Collection Resort. The revised plan includes an 18-hole golf course, new tennis complex and activity center and allows for 60 acres of residential development. The approved plan allows for a mix of single-family, townhome and condominium units with approximately 360 units. The property is being marketed to third parties for the residential development.

In addition, we negotiated new management agreements for two properties in the third quarter, including the re-branding of The Ritz-Carlton, Buckhead in Atlanta to The Whitley, a Luxury Collection Hotel that will be managed by HEI Hotels & Resorts.

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and return on investment (“ROI”) projects primarily consist of large-scale redevelopment projects designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties, including projects such as the redevelopment of a hotel, the repositioning of a hotel restaurant, the installation of energy efficient systems or the conversion of underutilized space to more profitable uses. Additionally, in conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability. During the third quarter, we completed the pool renovation and restaurant repositioning at The Phoenician as part of a multi-year project, as well as the redesign of restaurant and meeting space at The Ritz-Carlton, Buckhead. We deployed approximately $53 million for these projects during the first three quarters of 2017.
We expect that redevelopment and ROI projects for full year 2017 will be approximately $90 million to $100 million.

Renewal and Replacement Capital Expenditures. These expenditures are designed to ensure that our standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. We deployed $155 million on renewal and replacement capital expenditures during the first three quarters of 2017. During the third quarter, we completed the renovation of the 48,000-square foot ballroom at the New Orleans Marriott, as well as ballroom renovations at the JW Marriott Hotel Mexico City, the JW Marriott Atlanta Buckhead and The Ritz-Carlton, Naples. We expect that our investment in renewal and replacement expenditures in full year 2017 will total approximately $270 million to $300 million, which includes additional expected spend of approximately $55 million related to replacements for hurricane damage.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2017	2016	Change	2017	2016	Change
Total revenues	$1,254	$1,295	(3.2)%	$4,043	$4,093	(1.2)%
Operating costs and expenses:
Property-level costs (1)	1,104	1,135	(2.7)	3,428	3,492	(1.8)
Corporate and other expenses	24	28	(14.3)	79	82	(3.7)
Gain on insurance and business interruption settlements	1	12	(91.7)	6	15	(60.0)
Operating profit	127	144	(11.8)	542	534	1.5
Interest expense	43	38	13.2	125	116	7.8
Gain on sale of assets	59	14	321.4	105	245	(57.1)
Provision for income taxes	42	19	121.1	63	42	50.0

Host Inc.:
Net income attributable to non- controlling interests	1	1	—	6	7	(14.3)
Net income attributable to Host Inc.	104	107	(2.8)	472	636	(25.8)

Host L.P.:
Net loss attributable to non-controlling interests	(1)	—	N/M	—	(1)	N/M
Net income attributable to Host L.P.	106	108	(1.9)	478	644	(25.8)
___________
(1)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the third quarter and year-to-date 2017, the results of hotels acquired or sold during the comparable periods (collectively, our “Recent Acquisitions and Dispositions”) reduced our year-over-year comparisons. Comparisons of our operations were affected by the acquisition of two hotels during the first quarter 2017: the W Hollywood acquired in March 2017 and The Don CeSar and Beach House Suites complex acquired in February 2017. However, dispositions include the sale of four hotels in 2017 and ten hotels in 2016, which led to an overall net reduction in results. The table below presents the effects on earnings from our Recent Acquisitions and Dispositions (in millions, increase (decrease)):

	Quarter ended September 30,			Year-to-date ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Acquisitions	$24	$—	$24	$65	$—	$65
Dispositions	6	45	(39)	46	203	(157)
Total revenues	$30	$45	$(15)	$111	$203	$(92)
Net income (excluding gain on sale, net of tax):
Acquisitions	$3	$—	$3	$14	$—	$14
Dispositions	3	—	3	8	20	(12)
Net income (excluding gain on sale, net of tax):	$6	$—	$6	$22	$20	$2

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2017	2016	Change	2017	2016	Change
Revenues:
Rooms	$860	$879	(2.2)%	$2,643	$2,655	(0.5)%
Food and beverage	314	336	(6.5)	1,152	1,183	(2.6)
Other	80	80	—	248	255	(2.7)
Total revenues	$1,254	$1,295	(3.2)	$4,043	$4,093	(1.2)

Rooms. Total rooms revenues decreased 2.2% and 0.5% for the quarter and year-to-date, respectively. For our comparable hotels, rooms revenues decreased 1.7% for the quarter, as an unfavorable holiday shift resulted in a decrease in group business, which led to declines in both average room rate and occupancy. Year-to-date, comparable rooms revenues increased 0.8% reflecting increases in both average room rate and occupancy. The net effects of our Recent Acquisitions and Dispositions reduced rooms revenues by $8 million for the quarter and $52 million for the year-to-date.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased 6.5% for the quarter and 2.6% year-to-date, reflecting the reduction in group business, which led to decreases in both outlet and banquet and audio visual revenue, as well as the negative impact of Hurricanes Harvey and Irma. Comparable F&B revenues decreased 5.6% for the quarter and 1.6% year-to-date.  The net effect of our Recent Acquisitions and Dispositions reduced F&B revenues by $7 million for the quarter and $33 million for the year-to-date.

Other revenues. Total other revenues were flat for the quarter and decreased 2.7% year-to-date, primarily due to the net effect of our Recent Acquisitions and Dispositions, which did not materially impact other revenues for the quarter but reduced other revenues by $7 million year-to-date. At our comparable hotels, other revenues increased 0.8% for the quarter and 1.1% year-to-date as an increase in rental income at the New York Marriott Marquis offset a decline in attrition and cancellation revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2017	2016	Change	2017	2016	Change
Expenses:
Rooms	$227	$225	0.9%	$676	$674	0.3%
Food and beverage	242	257	(5.8)	794	830	(4.3)
Other departmental and support expenses	309	321	(3.7)	952	981	(3.0)
Management fees	53	54	(1.9)	178	177	0.6
Other property-level expenses	97	96	1.0	294	289	1.7
Depreciation and amortization	176	182	(3.3)	534	541	(1.3)
Total property-level operating expenses	$1,104	$1,135	(2.7)	$3,428	$3,492	(1.8)

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

Rooms. Rooms expenses increased 0.9% and 0.3% for the third quarter and year-to-date 2017, respectively, which reflects an increase of 1.6% and 2.0% for the quarter and year-to-date, respectively, at our comparable hotels. The increase was driven by overall growth in wage rates. The net effect of our Recent Acquisitions and Dispositions reduced rooms expenses $3 million and $14 million for the quarter and year to date, respectively.

Food and beverage. F&B expenses decreased 5.8% for the quarter and 4.3% year-to-date. The net effect of our Recent Acquisitions and Dispositions reduced F&B expenses by $5 million and $23 million for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses decreased 5.2% for the quarter and 3.0% year-to-date, consistent with the decline in comparable F&B revenues.

Other departmental and support expenses. Other departmental and support expenses decreased $12 million for the third quarter and $29 million year-to-date, primarily due to a decrease of $7 million for the quarter and $31 million year-to-date from the net effect of our Recent Acquisitions and Dispositions. On a comparable hotel basis, other departmental and support expenses decreased $5 million for the quarter and were flat year-to-date.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $2 million in the third quarter and $4 million year-to-date, due primarily to the net effect of our Recent Acquisitions and Dispositions. Incentive management fees, which are generally based on the level of operating profit at each property after we receive a priority return on our investment, increased $1 million for the third quarter and $4 million year-to-date.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $1 million for the third quarter and $5 million year-to-date. Other property-level expenses at our comparable hotels were flat for the quarter. Year-to-date, comparable other property-level expenses increased 2.7% year-to-date, primarily due to increases in property taxes and ground rent, partially offset by a decrease in insurance expense. The net effect of our Recent Acquisitions and Dispositions reduced other property-level expenses by $1 million for the quarter and $6 million year-to-date.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
General and administrative costs	$21	$26	$70	$74
Non-cash stock-based compensation expense	3	2	8	8
Litigation accruals and acquisition costs, net	—	—	1	—
Total	$24	$28	$79	$82

Interest expense. Interest expense increased due to the issuance of the Series G senior notes in the first quarter 2017. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
Cash interest expense(1)	$41	$35	$120	$110
Non-cash interest expense	2	3	5	6
Total interest expense	$43	$38	$125	$116
___________
(1)	Including the change in accrued interest, total cash interest paid was $108 million and $105 million for year-to-date 2017 and 2016, respectively.

Gain on sale of assets.  During the third quarter and year-to-date 2017, we recognized a gain on sale of assets of $59 million and $105 million, respectively, due primarily to the sale of two hotels in the third quarter and four hotels year-to-date. We recognized a gain on sale of assets of $14 million and $245 million during the third quarter and year-to-date 2016, respectively, due to the sale of two hotels during the third quarter and ten hotels year-to-date.

Equity in earnings of affiliates.  Equity in earnings of affiliates decreased $4 million for the quarter, reflecting a decline in net income at our European joint venture and a decrease in operations at the Philadelphia Marriott Downtown. Year-to-date, equity in earnings of affiliates remained flat.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. The increase in the income tax provision recorded in the third quarter and year-to-date 2017 compared to the same periods in 2016 relates to an increase of taxable income of the TRS and the Australian capital gains tax (approximately $22 million) associated with the sale of the Hilton Melbourne South Wharf on July 28, 2017.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of September 30, 2017, 87 of our 94 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic market and mix of business (i.e. transient, group, or contract).

Comparable Hotel RevPAR by Geographic Market

The following tables set forth performance information for our comparable hotels by geographic market as of September 30, 2017 and 2016, respectively:

Comparable Hotels by Market in Constant US$ (by RevPAR)

	As of September 30, 2017		Quarter ended September 30, 2017			Quarter ended September 30, 2016
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Hawaii	3	1,682	$325.44	92.4%	$300.75	$316.67	92.5%	$292.77	2.7%
Seattle	2	1,315	267.84	93.6	250.75	258.78	90.9	235.26	6.6
New York	8	6,961	271.00	91.3	247.53	280.23	89.8	251.75	(1.7)
San Francisco	4	2,912	256.52	89.4	229.21	252.99	86.8	219.71	4.3
Boston	4	3,185	244.72	88.5	216.68	242.48	90.5	219.42	(1.2)
San Diego	3	2,981	225.90	86.5	195.47	213.13	91.4	194.80	0.3
Los Angeles	7	2,843	214.72	87.7	188.40	216.17	86.9	187.75	0.3
Chicago	6	2,392	204.47	88.5	180.94	216.88	87.0	188.71	(4.1)
Denver	2	735	190.27	88.6	168.50	189.33	85.5	161.91	4.1
Washington, D.C.	12	6,024	193.93	82.5	160.05	193.50	81.4	157.43	1.7
Atlanta	5	1,939	189.32	75.9	143.69	189.85	80.3	152.43	(5.7)
Florida	8	4,559	181.83	62.1	112.92	182.06	68.0	123.72	(8.7)
Houston	4	1,716	168.11	66.3	111.49	167.78	67.7	113.58	(1.8)
Phoenix	4	1,518	142.34	65.7	93.47	147.53	58.0	85.57	9.2
Other	9	5,784	160.58	71.9	115.42	169.12	71.5	120.96	(4.6)
Domestic	81	46,546	219.88	81.6	179.38	221.01	81.8	180.69	(0.7)

Canada	2	849	192.87	79.4	153.11	198.84	76.7	152.45	0.4
Latin America	4	962	167.13	58.7	98.08	299.89	67.9	203.58	(51.8)
International	6	1,811	181.13	68.4	123.87	249.47	72.0	179.62	(31.0)
All Markets - Constant US$	87	48,357	218.65	81.1	177.30	221.95	81.4	180.65	(1.8)

Comparable Hotels in Nominal US$
	As of September 30, 2017		Quarter ended September 30, 2017			Quarter ended September 30, 2016
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Canada	2	849	$192.87	79.4%	$153.11	$191.03	76.7%	$146.46	4.5%
Latin America	4	962	167.13	58.7	98.08	290.57	67.9	197.25	(50.3)
International	6	1,811	181.13	68.4	123.87	240.91	72.0	173.45	(28.6)
Domestic	81	46,546	219.88	81.6	179.38	221.01	81.8	180.69	(0.7)
All Markets	87	48,357	218.65	81.1	177.30	221.67	81.4	180.41	(1.7)

Comparable Hotels by Market in Constant US$ (by RevPAR)

	As of September 30, 2017		Year-to-date ended September 30, 2017			Year-to-date ended September 30, 2016
Market	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Hawaii	3	1,682	$339.86	90.9%	$308.79	$326.28	91.4%	$298.38	3.5%
New York	8	6,961	263.14	86.7	228.26	268.49	86.4	232.10	(1.7)
San Francisco	4	2,912	260.60	84.6	220.45	264.71	84.7	224.10	(1.6)
Seattle	2	1,315	242.23	86.8	210.24	226.40	81.8	185.30	13.5
Boston	4	3,185	237.07	82.5	195.54	231.85	82.1	190.45	2.7
San Diego	3	2,981	223.18	84.3	188.08	210.42	86.0	181.05	3.9
Washington, D.C.	12	6,024	224.01	80.8	181.02	212.48	79.6	169.20	7.0
Los Angeles	7	2,843	208.11	85.1	177.05	206.35	84.5	174.42	1.5
Florida	8	4,559	235.84	73.2	172.56	230.87	75.5	174.35	(1.0)
Chicago	6	2,392	197.01	79.6	156.82	201.88	77.6	156.57	0.2
Phoenix	4	1,518	208.06	74.1	154.14	213.44	68.4	146.04	5.5
Atlanta	5	1,939	192.65	78.1	150.46	192.39	79.4	152.70	(1.5)
Denver	2	735	181.43	82.1	149.03	181.35	76.0	137.85	8.1
Houston	4	1,716	179.40	71.8	128.87	182.61	73.6	134.44	(4.1)
Other	9	5,784	177.70	74.2	131.85	180.51	72.4	130.72	0.9
Domestic	81	46,546	228.30	80.8	184.44	226.16	80.3	181.55	1.6

Canada	2	849	179.33	65.9	118.18	176.57	63.9	112.79	4.8
Latin America	4	962	177.99	59.2	105.44	232.98	66.5	154.82	(31.9)
International	6	1,811	178.65	62.4	111.41	207.10	65.2	135.13	(17.6)
All Markets - Constant US$	87	48,357	226.85	80.1	181.70	225.58	79.7	179.81	1.0

Comparable Hotels in Nominal US$
	As of September 30, 2017		Year-to-date ended September 30, 2017			Year-to-date ended September 30, 2016
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Canada	2	849	$179.33	65.9%	$118.18	$174.32	63.9%	$111.35	6.1%
Latin America	4	962	177.99	59.2	105.44	223.43	66.5	148.48	(29.0)
International	6	1,811	178.65	62.4	111.41	200.90	65.2	131.08	(15.0)
Domestic	81	46,546	228.30	80.8	184.44	226.16	80.3	181.55	1.6
All Markets	87	48,357	226.85	80.1	181.70	225.39	79.7	179.66	1.1

Our top performing domestic markets for the quarter were Phoenix and Seattle, with RevPAR growth of 9.2% and 6.6%, respectively. In Phoenix, growth was led by a 12.1% increase in RevPAR at The Westin Kierland Resort & Spa, driven by strong corporate group room nights. Seattle saw gains in both occupancy and rate, with the W Seattle continuing to experience positive effects from the completed rooms renovation last year.

In the southern and central United States, our Florida properties were negatively affected by Hurricane Irma, as just two of our Florida assets remained open throughout the storm. Likewise, our Houston properties were impacted by Hurricane Harvey. RevPAR declined 1.8% due to a shift from transient to group business, mainly related to recovery efforts. Atlanta underperformed the market due to an occupancy decline of 440 basis points, largely due to renovations at three of our properties. Chicago underperformed the portfolio due to soft transient demand and fewer city-wide events.

In the west region, our San Francisco and Denver markets outperformed the portfolio. The San Francisco RevPAR growth was primarily driven by occupancy gains at the San Francisco Marriott Marquis and the San Francisco Marriott Fisherman’s Wharf. RevPAR at our Denver properties increased due to strong group volume. In Hawaii, group and transient rate gains at the Hyatt Regency Maui Resort & Spa were the primary contributor to the RevPAR growth in the market.

On the east coast, our Washington, D.C. properties outperformed the portfolio, while our New York properties were in-line with the portfolio. In Washington, D.C., the RevPAR growth of 1.7% mainly was due to occupancy gains from strong city-wide events. In New York, RevPAR decreased due to rate declines across all the assets, despite an increase in occupancy.

On a constant dollar basis, our international markets experienced a decline in RevPAR of 31.0% for the quarter. The decline was primarily due to the highly unfavorable comparison to the prior year, when Brazil hosted the 2016 Olympics and Paralympics, as well as economic and over-supply issues in Brazil.

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 87 of our hotels for which business mix data is available from our managers. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the third quarter, our revenue decline was driven by a decrease in group revenue of 7.0%, with a decline in room nights sold of 6.9% and a decline in average rate of 0.2%. Group volume was negatively impacted by the shift of both Jewish holidays into the third quarter in 2017, as well as the difficult comparison with the Olympics in the third quarter of 2016 for our properties in Brazil. Transient revenue declined 1.0%, despite a 1.3% increase in room nights, as hotels sought to replace lost group rooms through discount channels. Contract business was our strongest performing segment with a 20.2% increase in revenue due to a 21.8% increase in room nights. This performance was due to additional airline contracts at hotels in markets where new supply or demand concerns warranted negotiating multi-year contracts at favorable rates.

Year-to-date, group and transient revenue declined by 0.5% and 0.1%, respectively. The decline in group revenue was driven by a 1.9% decrease in corporate groups and a 0.5% decrease in association group, partially offset by an increase in other group, which includes social, military, education, religious, fraternal and youth and amateur sports teams. Our strongest performing segment year-to-date was contract business, which grew 19.7%.

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

We intend to use available cash predominantly for acquisitions or other investments in our portfolio. If we are unable to find appropriate investment opportunities, we will consider other uses for our cash, such as a return of capital through dividends or common stock repurchases, the amounts of which will be determined by our operations and other market factors. Significant factors we review to determine the amount and timing of common stock repurchases include our current stock price compared to our determination of the underlying value of our assets, current and forecast operating results and the completion of hotel sales.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. We have access to multiple types of financing, as all of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotels. We believe that we have sufficient liquidity and access to capital markets in order to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On October 16, 2017, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which totaled approximately $148 million.

Capital Resources. As of September 30, 2017, we had $789 million of cash and cash equivalents. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

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

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations decreased $51 million to $864 million for the year-to-date ended September 30, 2017 compared to the same period of 2016, due to an increase in interest expense and taxes paid.

Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $200 million during the first three quarters of 2017 compared to net cash provided by investing activities of $15 million for the first three quarters of 2016. Cash used in investing activities primarily consisted of capital expenditures for our existing portfolio and the acquisition of The Don CeSar, W Hollywood and the Miami Marriott Biscayne Bay ground lease in 2017. Cash used for renewal and replacement capital expenditures for the first three quarters of 2017 and 2016 was $155 million and $222 million, respectively, while cash used for capital expenditures invested in ROI/redevelopment projects and acquisition capital expenditures during the same period was $53 million and $192 million, respectively. This use of cash was offset partially by proceeds from the sale of four hotels in 2017 and ten hotels in 2016.

The following tables summarize significant acquisitions and dispositions that have been completed as of October 31, 2017 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
March	2017	Acquisition of the Miami Marriott Biscayne Bay ground lease		$(38)
March	2017	Acquisition of the W Hollywood		(219)
February	2017	Acquisition of The Don CeSar and Beach House Suites complex		(214)
		Total acquisitions		$(471)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
September	2017	Disposition of Sheraton Indianapolis at Keystone Crossing	$64	$66
July	2017	Disposition of the Hilton Melbourne South Wharf(2)	182	184
April	2017	Disposition of Sheraton Memphis Downtown	66	67
January	2017	Disposition of JW Marriott Desert Springs Resort & Spa	160	172
		Total dispositions	$472
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)	Immediately prior to the sale, we acquired the 25% interest from the non-controlling partner for $27 million.

Cash Used in Financing Activities. Year-to-date 2017, net cash used in financing activities was $244 million compared to net cash used of $789 million for the year-to-date 2016. Cash provided by financing activities in 2017 included the issuance of the Series G senior notes. Cash used in financing activities in 2017 primarily consisted of dividend payments and the repayment of mortgage debt, while 2016 also included the repurchase of Host Inc. common stock.

The following tables summarize significant issuances, net of deferred financing costs and issuance discounts, or repayments of debt, including premiums, that have been completed through October 31, 2017 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
March	2017	Proceeds from the issuance of $400 million 3.875% Series G senior notes	$395
		Total issuances	$395

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
July	2017	Repayment of A$86 mortgage loan on the Hilton Melbourne South Wharf	$(69)
January - September	2017	Net repayment on the revolver portion of credit facility	(39)
		Total cash repayments	$(108)

The following table summarizes significant equity transactions that have been completed through October 31, 2017 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - October	2017	Dividend payments (1)(2)	$(628)
		Cash payments on equity transactions	$(628)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $635 million to its common OP unit holders.
(2)	Includes the cash payment for the fourth quarter 2016 dividend that was paid in January 2017.

Debt

As of September 30, 2017, our total debt was $4.0 billion, with an average interest rate of 3.9% and an average maturity of 5.4 years. Additionally, 70% of our debt has a fixed rate of interest and none of our hotels are encumbered by mortgage debt.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage, and required fixed charge coverage. There were no changes to these financial covenants in connection with the May 2017 amendment and restatement of the credit facility. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants is not an event of default thereunder.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of September 30, 2017:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.3	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.5	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.6	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of September 30, 2017:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	493%		Minimum ratio of 150%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.1	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of September 30, 2017 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	499%		Minimum ratio of 125%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.1	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F and Series G senior notes and our other senior notes with respect to covenant ratios, our actual ratios for the two sets of senior notes are slightly different.

For additional detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2016.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 30, 2017, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which is dependent primarily on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on October 16, 2017 to stockholders of record on September 29, 2017. All future dividends are subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

European Joint Venture

At September 30, 2017, hotel investments by the Euro JV total approximately €1.5 billion, with €0.7 billion of mortgage debt. All of the mortgage debt of the Euro JV is non-recourse to us and our partners and a default thereunder does not trigger a default under any of our debt. Our investment, total partners’ funding, and debt outstanding as of September 30, 2017 are as follows:

	Host's Net Investment	Total Partner Funding	% of Total Commitment		Debt balance	Host's Portion of Non-Recourse Debt
	(in millions)	(in millions)			(in millions)	(in millions)
Euro JV Fund I	€124	€463	67%	(1)	€305	€98
Euro JV Fund II	91	301	67%		394	132
	€215	€764			€699	€230
___________
(1)	The remaining commitment for Fund I is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

The following table sets forth operating statistics for the 10 Euro JV hotels consisting of 3,902 rooms as of September 30, 2017 and 2016, all of which are comparable:

	Comparable Euro JV Hotels in Constant Euros
	Quarter ended September 30,				Year-to-date ended September 30,
	2017	2016	Change		2017	2016	Change
Average room rate	€222.07	€223.65	(0.7)%		€217.66	€215.71	0.9%
Average occupancy	81.9%	78.8%	310	bps	78.3%	74.3%	410	bps
RevPAR	€181.94	€176.25	3.2%		€170.48	€160.18	6.4%

The Euro JV’s comparable hotel RevPAR increased approximately 3.2% and 6.4% on a constant Euro basis for the third quarter and year-to-date, respectively, primarily due to improvement in occupancy driven by group performance.

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

Of the 94 hotels that we owned on September 30, 2017, 87 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2017 are excluded from comparable hotel results for these periods:

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

The operating results of 14 hotels disposed of in 2017 and 2016 are not included in comparable hotel results for the periods presented herein. None of our hotels have been excluded from our comparable hotel results due to Hurricanes Harvey or Irma.

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

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBITDA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
Net income (1)	$105	$108	$478	$643
Interest expense	43	38	125	116
Depreciation and amortization	176	182	534	541
Income taxes	42	19	63	42
EBITDA (1)	366	347	1,200	1,342
Gain on dispositions (2)	(58)	(12)	(101)	(242)
Gain on property insurance settlement	(1)	—	(1)	(1)
Acquisition costs	—	—	1	—
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(8)	(19)	(19)
Pro rata Adjusted EBITDA of equity investments	16	17	55	51
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non- controlling partners in other consolidated partnerships	(2)	(2)	(7)	(8)
Adjusted EBITDA (1)	$317	$342	$1,128	$1,123
___________
(1)

Net Income, EBITDA, Adjusted EBITDA, NAREIT FFO and Adjusted FFO include a gain of $1 million for the quarter ended September 30, 2016, and $1 million and $2 million for the year-to-date periods ended September 30, 2017 and 2016, respectively, for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of four hotels in 2017 and ten hotels in 2016.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
Net income (1)	$105	$108	$478	$643
Less: Net income attributable to non-controlling interests	(1)	(1)	(6)	(7)
Net income attributable to Host Inc.	104	107	472	636
Adjustments:
Gain on dispositions (2)	(58)	(12)	(101)	(242)
Tax on dispositions	22	—	22	9
Gain on property insurance settlement	(1)	—	(1)	(1)
Depreciation and amortization	175	181	532	538
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(8)	(19)	(19)
Pro rata FFO of equity investments	11	13	39	38
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)	(2)	(3)
FFO adjustments for non-controlling interests of Host L.P.	(1)	(2)	(6)	(3)
NAREIT FFO (1)	247	278	936	953
Adjustments to NAREIT FFO:
Acquisition costs	—	—	1	—
Loss on debt extinguishment	—	—	1	—
Adjusted FFO (1)	$247	$278	$938	$953

For calculation on a per share basis(3):
Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	739.0	741.1	738.7	745.2
NAREIT FFO and Adjusted FFO per diluted share	$.33	$.37	$1.27	$1.28
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.
(3)

Earnings per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses, food and beverage profit and EBITDA (and the related margins), on a comparable hotel, or “same store,” basis as supplemental information for investors. For an explanation of which properties we consider to be “comparable hotels”, see “Comparable Hotel Operating Statistics” above.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2017	2016	2017	2016
Number of hotels	87	87	87	87
Number of rooms	48,357	48,357	48,357	48,357
Change in comparable hotel RevPAR -
Constant US$	(1.8)%	—	1.0%	—
Nominal US$	(1.7)%	—	1.1%	—
Operating profit margin (1)	10.1%	11.1%	13.4%	13.0%
Comparable hotel EBITDA margin (1)	26.1%	26.85%	28.0%	27.9%
Food and beverage profit margin (1)	22.9%	23.5%	31.1%	29.8%
Comparable hotel food and beverage profit margin (1)	22.9%	23.3%	30.9%	29.9%

Net income	$105	$108	$478	$643
Depreciation and amortization	176	182	534	541
Interest expense	43	38	125	116
Provision for income taxes	42	19	63	42
Gain on sale of property and corporate level income/expense	(39)	7	(45)	(185)
Non-comparable hotel results, net (2)	(31)	(41)	(140)	(147)
Comparable hotel EBITDA	$296	$313	$1,015	$1,010

	Quarter ended September 30, 2017				Quarter ended September 30, 2016
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$860	$(71)	$—	$789	$879	$(76)	$—	$803
Food and beverage	314	(35)	—	279	336	(40)	—	296
Other	80	(12)	—	68	80	(13)	—	67
Total revenues	1,254	(118)	—	1,136	1,295	(129)	—	1,166
Expenses
Room	227	(18)	—	209	225	(19)	—	206
Food and beverage	242	(27)	—	215	257	(30)	—	227
Other	459	(43)	—	416	471	(51)	—	420
Depreciation and amortization	176	—	(176)	—	182	—	(182)	—
Corporate and other expenses	24	—	(24)	—	28	—	(28)	—
Gain on insurance and business interruption settlements	(1)	1	—	—	(12)	12	—	—
Total expenses	1,127	(87)	(200)	840	1,151	(88)	(210)	853
Operating Profit - Comparable Hotel EBITDA	$127	$(31)	$200	$296	$144	$(41)	$210	$313

	Year-to-date ended September 30, 2017				Year-to-date ended September 30, 2016
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$2,643	$(244)	$—	$2,399	$2,655	$(275)	$—	$2,380
Food and beverage	1,152	(133)	—	1,019	1,183	(148)	—	1,035
Other	248	(45)	—	203	255	(54)	—	201
Total revenues	4,043	(422)	—	3,621	4,093	(477)	—	3,616
Expenses
Room	676	(58)	—	618	674	(68)	—	606
Food and beverage	794	(90)	—	704	830	(104)	—	726
Other	1,424	(140)	—	1,284	1,447	(173)	—	1,274
Depreciation and amortization	534	—	(534)	—	541	—	(541)	—
Corporate and other expenses	79	—	(79)	—	82	—	(82)	—
Gain on insurance and business interruption settlements	(6)	6	—	—	(15)	15	—	—
Total expenses	3,501	(282)	(613)	2,606	3,559	(330)	(623)	2,606
Operating Profit - Comparable Hotel EBITDA	$542	$(140)	$613	$1,015	$534	$(147)	$623	$1,010
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

Interest Rate Sensitivity

As of September 30, 2017 and December 31, 2016, 70% and 65%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first three quarters of 2017. See Item 7A of our most recent Annual Report on Form 10–K and Note 8 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil, Canada and Mexico and our minority investments in the Euro JV and a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We have three foreign currency forward sale contracts for a total notional amount of $70 million. No forward purchase contracts were entered into during the first three quarters of 2017.

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated $128 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss), which adjustments offset a portion of the translation adjustment related to our international investments.

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in the first three quarters of 2017.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2017 – July 31, 2017	—	$—	—	$500
August 1, 2017 – August 31, 2017	—	—	—	500
September 1, 2017 – September 30, 2017	—	—	—	500
Total	—	$—	—	$500

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased	Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2017 – July 31, 2017	37,035*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
August 1, 2017 – August 31, 2017	2,879*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2017 – September 30, 2017	13,055*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	52,969*		––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc’s common stock.

Issuer Sales of Unregistered Securities (Host Hotels & Resorts, Inc.)

On July 5, 2017, Host Inc. issued 15,322 shares of common stock to Fidelity Investments Charitable Gift Fund in exchange for 15,000 OP units of Host L.P. held by Fidelity Investments Charitable Gift Fund.  All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act.  The number of shares issued was based on the current conversion factor of 1.021494 common shares per OP unit.

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

10.1

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed July 21, 2017).

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

November 2, 2017	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

November 2, 2017	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)