Form 10-K
period 2017-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2018-02-27
CIK 1070750, 1061937

%

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (741,510,755) shares outstanding as of February 21, 2018)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (734,110,749 units outstanding as of February 21, 2018)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer  a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 30, 2017 was $13,268,185,597.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 17, 2018 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2017 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2017. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2017 Form 10-K and in Host Inc.’s 2017 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2017. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

As of February 21, 2018, our consolidated lodging portfolio consists of 93 primarily luxury and upper-upscale hotels containing approximately 52,000 rooms, with the majority located in the United States, and with six of the properties located outside of the U.S. in Brazil, Canada and Mexico. In addition, we own non-controlling interests in four domestic and two international joint ventures and a timeshare venture in Hawaii.

Business Strategy

Our goal is to be the preeminent owner of high-quality lodging real estate in growing markets in the U.S. and to generate superior long-term returns for our stockholders throughout all lodging cycles through a combination of appreciation in asset values, growth in earnings and dividend distributions. Our strategy to achieve this objective includes:

•	Geographically Diverse Portfolio - Own a diversified U.S. portfolio of hotels in major urban and resort destinations;
•

Strong Scale and Value Creation Platform – Utilize our scale to create value through enterprise analytics, asset management and capital investment initiatives, while aiding external growth by leveraging scale as a competitive advantage to acquire assets befitting our strategy;

•	Disciplined Capital Allocation - Allocate and recycle capital to seek returns that exceed our cost of capital and actively return capital to stockholders;
•	Powerful and Flexible Balance Sheet - Maintain a strong and flexible capital structure that allows us to execute our strategy throughout all lodging cycles; and
•	Employer of Choice and Responsible Corporate Citizen – Align our organizational structure with our business objectives to be an employer of choice and a responsible corporate citizen.

Geographically Diverse Portfolio. We seek to have a geographically diversified portfolio in top U.S. major markets and premier resort destinations. We primarily will focus on acquisitions and, occasionally, new development opportunities to enhance our portfolio. We focus generally on the following types of assets:

•	Resorts in locations with strong airlift and limited supply growth. These assets feature superior amenities and are operated by premier operators;
•

Convention destination hotels that are group oriented in urban and resort markets. These assets feature extensive and high-quality meeting facilities and often are connected to prominent convention centers; and

•	High-end urban hotels that are positioned in prime locations and possess multiple demand drivers for both business and leisure travelers.

As one of the largest owners of Marriott and Hyatt properties, our hotels are primarily operated under brand names that are among the most respected and widely recognized in the lodging industry. Within these brands, we have focused predominantly on the upper-upscale and luxury asset classes, as we believe they have a broad appeal for both individual and group leisure and business customers. We also may invest in other property types which we believe have the potential for strong demand growth, including urban select service. In addition, we have several unbranded or soft-branded properties that appeal to distinctive customer profiles in certain select submarkets.

Enterprise Analytics Platform. Due to the scale of our asset management and business intelligence platform, we believe we are in a unique position to work with our managers to drive operating performance and implement value-added real estate decisions. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our enterprise analytics team to benchmark similar hotels and identify best practices and efficiencies that can improve long-term profitability. We perform independent underwriting of return on investment (“ROI”) projects and potential acquisitions, as well as revenue management analysis of ancillary revenue operations. Our goal is to continue to differentiate our assets within their competitive market, drive operating performance and enhance the overall value of our real estate through the following:

•

Enhance profitability by using our business intelligence system to benchmark and monitor hotel performance and cost controls and complete deep-dive analytic reviews across brands and properties to seek to identify new opportunities that could increase profit.

•

Drive revenue growth by conducting detailed strategic reviews with our managers on market pricing and business mix in order to develop the appropriate group/transient mix, on-line presence to address a broad customer base, and market share targets for each property.

•

Work with leading brands, such as Marriott or Hyatt, to take advantage of their worldwide presence and lodging infrastructure. We also have 17 hotels managed by independent operators and we believe these operators have a greater potential to maximize earnings at certain properties.

•	Improve asset value through the extension or purchase of ground leases or the restructuring of management agreements to increase contract flexibility.

Disciplined Capital Allocation. Guided by a disciplined approach to capital allocation, we are aligned to make investment decisions that seek to deliver the greatest value and returns to stockholders. Our goal is to allocate capital to enhance and improve our portfolio, while balancing the importance of prudently returning capital to stockholders.

For 2018, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We constantly are evaluating both single hotel and hotel portfolio transactions to acquire iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include asset sales, where we believe the potential for growth is constrained or properties with significant capital expenditures requirements that we do not believe would generate an adequate return on investment exceeding our cost of capital. This also includes reducing our exposure to international investments to focus on our U.S. portfolio.

We may acquire additional properties or dispose of properties through various structures, including transactions involving single assets, portfolios, joint ventures, mergers and acquisitions of the securities or assets of other REITs or spin off distributions of hotel properties to our stockholders. We anticipate that any acquisitions may be funded by, or through a combination of, proceeds from the sales of properties, equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt, available cash or advances under our credit facility. We note, however, that the nature and supply of these assets make acquisitions inherently difficult to predict. For these reasons, we can make no assurances that we will be successful in purchasing any one or more hotels that we currently are reviewing, or may in the future review, bid on or negotiate to buy.

We also seek to create and mine value from our existing portfolio through ROI projects. We work closely with our managers to attempt to schedule these projects to minimize operational disruption and environmental impact. ROI projects are designed to take advantage of changing market conditions and the favorable location of our properties, while seeking to increase profitability and enhance customer satisfaction. These projects are designed to improve the positioning of our hotels within their markets and competitive set and include extensive renovations including lobbies, food and beverage outlets; expanding and/or extensive renovation of ballroom and meeting rooms; major mechanical system upgrades, and green building initiatives and certifications. It also includes projects focused on increasing space profitability or lowering net operating costs, such as converting unprofitable or underutilized space into meeting space, adding guestrooms, and implementing energy and water conservation measures such as energy management systems, solar power, energy and usage efficient mechanical, electrical and plumbing equipment and fixtures, and building automation systems.

Renewal and replacement capital expenditures are designed to maintain the quality and competitiveness of our hotels. Typically, room renovations occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being renovated. These renovations generally are divided into the following types: soft goods, case goods, bathroom and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates in order to maintain brand quality standards. Case goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables; which generally are not replaced as frequently. Bathroom renovations include the replacement of tile, vanity, lighting and plumbing fixtures. Infrastructure includes the physical plant of the hotel, including the roof, elevators/escalators, façade, heating, ventilation, and air conditioning and fire systems.

Throughout the lodging cycle, to the extent that we are unable to find appropriate investment opportunities that meet our return requirements, we will focus on returning capital to stockholders through dividends or common stock repurchases. Significant factors we review to determine the level and timing of the returns to stockholders include our current stock price compared to our determination of the underlying value of our assets, current and forecast operating results and the completion of hotel sales.

Powerful and Flexible Balance Sheet.  Our goal is to maintain a flexible capital structure that allows us to execute our strategy throughout the lodging cycle. In order to maintain its qualification as a REIT, Host Inc. is required to distribute 90% of its taxable income (other than net capital gain, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash) to its stockholders each year and, as a result, generally relies on external sources of capital, as well as cash from operations, to finance growth.

Management believes that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and positions us for external growth. While we may issue debt at any time, we will target a net debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, (or “Leverage Ratio,” as defined in our credit facility) that allows us to maintain an investment grade rating on our senior unsecured debt. We believe an investment grade rating will deliver the most consistent access to capital at the lowest cost.

We seek to structure our debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing; primarily senior notes and exchangeable debentures, as well as mortgage debt. Generally, we look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a balanced maturity schedule. We may issue debt in foreign currencies to match the proceeds thereof with their intended use in order to reduce the potential costs of investing in foreign properties in terms of foreign currency fluctuation and local direct and indirect taxes. Depending on market conditions, we also may utilize variable rate debt which can provide greater protection during a decline in the lodging industry.

In order to increase potential asset sale proceeds, we may look for opportunities to implement value-add capital expenditures projects and ground lease extensions or purchases. In addition, we may obtain or seek to promote the sale of assets that have management contract flexibility, which also can increase the potential sale price. We also may opportunistically dispose of higher-quality assets through direct sales or through the creation of joint ventures and look to deploy the capital received into accretive investment opportunities or return the capital to stockholders.

Corporate Responsibility. Our corporate responsibility strategy focuses on a set of complementary objectives across three themes:

•

Responsible Investment: During the acquisition of properties, we assess both capital investments that may include sustainability opportunities and climate change related risk mitigation as part of our due diligence process. During the ownership of our properties, we seek to invest in proven sustainability practices in our ROI projects that can enhance asset value while also improving environmental performance.

•

Environmental Stewardship: We seek to minimize the environmental footprint of our properties.  We have established measurable goals to reduce energy consumption, water usage, waste reduction, and carbon emissions across our portfolio and will continue to report on actual performance in our environmental disclosures. In our ROI projects, we may target specific environmental efficiency projects, equipment upgrades and replacements that reduce energy and water consumption and offer appropriate returns on investment.

•

Corporate Citizenship: We are committed to being a responsible corporate citizen and strengthening our local communities through financial support, community engagement, volunteer service, and industry collaboration. Our approach is reinforced by our Code of Business Conduct and Ethics and periodic engagement with key stakeholders to understand their corporate responsibility priorities.

In March 2016, the Sustainability Accounting Standards Board (“SASB”) issued the provisional standard Real Estate Owners, Developers & Investment Trusts Sustainability Accounting Standard. The provisional standard outlines proposed disclosure topics and accounting metrics for the real estate industry. The recommended energy and water management metrics that best correlate with our industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area, or number of units (for our calculation we use occupied rooms) (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). The energy and water data we use is collected and reviewed by third-parties who compile the data from property utility statements. These metrics enable us to track the effectiveness of water and energy reduction ROI projects.

We reference key aspects and metrics of our sustainability efforts through the Global Reporting Initiative (“GRI”) Index, in accordance with the GRI framework and, beginning in 2015, contracted with a third-party to provide further verification of our energy and water consumption data. Based on efficiencies gained in both energy and water usage, we achieved savings of approximately $8 million in 2016 and $6 million in 2015 when compared to 2014 Energy Intensity levels. The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2014 through 2016, the last three fiscal years for which data is available(1):

(1)

Energy and water metrics relate to our consolidated domestic hotels owned for the entire year presented. The water data excludes one domestic hotel in 2014, 2015 and 2016, as reliable utility data was not available.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in a diversified market under a variety of brand names. The lodging industry has several key participants:

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

Supply and Demand Trends. Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy, in addition to local market factors that stimulate travel to specific destinations. In particular, trends in economic indicators such as GDP growth, business investment, corporate profits and employment growth are key indicators of the relative strength of lodging demand. Lodging demand also will be affected by changes to international travel and changes in technology that enable virtual meetings.

Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by a number of additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry. A recent source of supply for the industry has been the rapid growth of professionally managed online short-term rentals, including as a flexible option for apartment buildings. However, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. As illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand may increase when there is no new supply or supply may grow when demand is declining.

Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the upper upscale category rather than the entire industry. The supply growth rate is expected to continue to increase in 2018. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2013 to 2017 and forecast data for 2018:

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Source: Historical data - STR, 2018 Forecast - CBRE Hotels’ Americas Research

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Source: Historical data - STR, 2018 Forecast - CBRE Hotels’ Americas Research

Managers and Operational Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of such hotels also subject to separate franchise or license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers employ all managerial and other employees for the hotels, review hotel operations with a focus on improving revenues and managing expenses, review the maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

General Terms and Provisions – Agreements governing our hotels managed by brand owners (Marriott, Hyatt, Hilton and AccorHotels) typically include the terms described below:

•

Term and fees for operational services. The initial term of our management and operating agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our hotels operating under the W®, Westin®, Sheraton®, Luxury Collection® and St. Regis® brands and managed by Marriott following its acquisition of Starwood Hotels & Resorts Worldwide, Inc. on September 23, 2016 (collectively, the “Starwood Hotels”), the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable under a separate license agreement (as described below).

•

License services. In the case of the Starwood Hotels, operations are governed by separate license agreements addressing matters pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Although the term of these license agreements generally is coterminous with the corresponding operating agreements, the license agreements contemplate the potential for continued brand affiliation even in the event of a termination of the operating agreement (for instance, in the event the hotel is operated by an independent operator). Licensors receive compensation in the form of license fees (generally 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales), which amounts supplement the lower base management fee of 1% of gross revenues received by Marriott under the operating agreements, as noted above.

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

•

Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. For certain hotels, we have negotiated flexibility with the manager that reduces the funding commitment required as follows:

o

For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than funds being deposited into separate reserve accounts at each hotel, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly less than the amount that would have been maintained otherwise in such separate hotel reserve accounts.

o

For certain of the Starwood Hotels, the periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers for each hotel, are distributed to us and we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels.

One implication of these flexible funding arrangements is that upon sale, one of the parties, either we as the seller or the purchaser is usually required to fund the FF&E reserve to its full level.

•

Building alterations, improvements and renewals. The managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, along with alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition that is consistent with brand standards. We generally have approval rights as to such budgets and expenditures, which we review and approve based on our manager’s recommendations and on our judgment. Expenditures for these major repairs and improvements affecting the hotel building typically are funded directly by owners, although our agreements with Marriott in respect of the Starwood Hotels contemplate that certain such expenditures may also be funded from the FF&E reserve account.

•

Treatment of additional owner funding. As additional owner funding becomes necessary, either for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at our Marriott-managed hotels (excluding the Starwood Hotels) is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that is used at the Starwood Hotels, as well as with certain capital expenditures projects at some of our other Marriott-managed hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For the hotels that are subject to the pooled arrangement described above, the amount of any additional reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

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

In addition to hotels managed by brand owners, we have both branded hotels and non-branded hotels operated by independent managers. Our management agreements with independent managers, while similar in operational scope to agreements with our brand managers, typically have shorter initial terms, no renewal rights, more flexible termination rights, and more limited system-wide services. However, while we have additional flexibility with regard to these operators, certain of those hotels remain subject to underlying franchise or licensing agreements. These franchise or licensing agreements allow us to engage independent managers to operate our hotels under the applicable brand names and to participate in the brands’ reservation and loyalty-rewards systems. Under these agreements, we pay the brand owners a franchise or licensing fee equal to a specified percentage of gross room revenues, as well as other system fees and reimbursements. In addition, we are obligated to maintain applicable brand standards at our franchised hotels.

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all of its assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2017. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, through payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2017, non-controlling limited partners held 8.2 million OP units, which were convertible into 8.4 million Host Inc. common shares. Assuming that all OP units held by non-controlling limited partners were converted into common shares, there would have been 747.4 million common shares of Host Inc. outstanding at December 31, 2017.

Our operating structure is as follows:

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. Our TRSs are subject to income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign corporate income tax.

Our Consolidated Hotel Portfolio

As of February 21, 2018, we owned a portfolio of 93 hotel properties, of which 87 are located in the United States and six are located in Brazil, Canada, and Mexico. Our consolidated hotels located outside the United States collectively have approximately 2,000 rooms. Approximately 2%, 3%, and 4% of our revenues were attributed to the operations of these foreign properties in 2017, 2016 and 2015, respectively. See Note 15. Geographic and Business Segment Information in our Notes to Consolidated Financial Statements for more information on revenues in the geographic regions in which we operate.

The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Ritz-Carlton, Hyatt and Hilton. There also has been a trend towards specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these properties will be operated by an independent third party and either will have no brand affiliation, or will be associated with a major brand, while maintaining the majority of its independent identity (which we refer to as “soft-branded” properties).

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

Our top 40 hotels by RevPAR represent nearly 65% of our total revenues. Additionally, 37 of our consolidated hotels have in excess of 500 rooms. The average age of our properties is 35 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 21, 2018:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott:
Marriott	37	22,394	39.7%
Ritz-Carlton	5	1,893	6.7
Autograph Collection	1	277	0.4
JW Marriott	5	2,221	3.8
W	4	1,696	3.7
St. Regis	1	232	0.5
Luxury Collection	2	1,155	2.8
Westin	13	6,912	11.9
Sheraton	4	4,423	7.9
Residence Inn	1	299	0.3
Courtyard	1	337	0.3
Total Marriott	74	41,839	78.0
Hyatt:
Grand Hyatt	3	2,964	6.3
Hyatt Place	1	426	0.5
Hyatt Regency	5	3,421	7.1
Total Hyatt	9	6,811	13.9
Hilton:
Curio	1	391	0.9
Hilton	1	223	0.3
Embassy Suites	1	455	0.6
Total Hilton	3	1,069	1.8
AccorHotels:
Swissôtel	1	661	1.1
Fairmont	1	450	2.1
ibis	1	256	0.1
Novotel	1	149	0.1
Total AccorHotels	4	1,516	3.4
Other/Independent	3	742	1.3
	93	51,977	98%
___________
(1)

Based on our 2017 revenues; sold hotels accounted for the remaining 2% of our revenues. No individual property contributed more than 7% of total revenues in 2017. Hotels that are not considered upper upscale or luxury constitute less than 2% of our revenues.

By Location. The following table details the location and number of rooms at our consolidated hotels as of February 21, 2018:

Location	Rooms	Location	Rooms
Arizona		Illinois (continued)
Scottsdale Marriott Suites Old Town	243	Chicago Marriott Suites O’Hare	256
Scottsdale Marriott at McDowell Mountains	266	Courtyard Chicago Downtown/River North	337
The Phoenician, A Luxury Collection Resort	645	Embassy Suites by Hilton Chicago Downtown
The Camby Hotel	277	Magnificent Mile	455
The Westin Kierland Resort & Spa	732	Swissôtel Chicago	661
California		The Westin Chicago River North	429
Axiom Hotel	152	Indiana
Coronado Island Marriott Resort & Spa (1)	300	The Westin Indianapolis	575
Costa Mesa Marriott	253	Louisiana
Hyatt Regency San Francisco Airport	789	New Orleans Marriott	1,333
Manchester Grand Hyatt San Diego (1)	1,628	Maryland
Marina del Rey Marriott (1)	370	Gaithersburg Marriott Washingtonian Center	284
Marriott Marquis San Diego Marina (1)	1,360	Massachusetts
Newport Beach Marriott Hotel & Spa	532	Boston Marriott Copley Place (1)	1,144
Newport Beach Marriott Bayview	254	Hyatt Regency Cambridge, Overlooking Boston	470
San Francisco Marriott Fisherman’s Wharf	285	Sheraton Boston Hotel	1,220
San Francisco Marriott Marquis (1)	1,500	The Westin Waltham Boston	351
San Ramon Marriott (1)	368	Minnesota
Santa Clara Marriott (1)	759	Minneapolis Marriott City Center	585
Sheraton San Diego Hotel & Marina (1)	1,053	New Jersey
The Ritz-Carlton, Marina del Rey (1)	304	Newark Liberty International Airport Marriott (1)	591
The Westin Los Angeles Airport (1)	740	Sheraton Parsippany Hotel	370
The Westin Mission Hills Resort & Spa	512	New York
The Westin South Coast Plaza, Costa Mesa (2)	390	New York Marriott Downtown	513
W Hollywood (1)	305	New York Marriott Marquis	1,966
Colorado		Sheraton New York Times Square Hotel	1,780
Denver Marriott Tech Center	605	The Westin New York Grand Central	774
Denver Marriott West (1)	305	W New York (3)	697
The Westin Denver Downtown	430	W New York – Union Square	270
Florida		Ohio
Hilton Singer Island Oceanfront/Palm Beaches		The Westin Cincinnati (1)	456
Resort	223	Pennsylvania
Miami Marriott Biscayne Bay	600	Philadelphia Airport Marriott (1)	419
Orlando World Center Marriott	2,004	The Logan	391
Tampa Airport Marriott (1)	298	Texas
The Don CeSar	347	Houston Airport Marriott at George Bush
The Ritz-Carlton, Amelia Island	446	Intercontinental (1) (4)	573
The Ritz-Carlton, Naples	450	Houston Marriott Medical Center (1)	395
The Ritz-Carlton Golf Resort, Naples	295	JW Marriott Houston	516
YVE Hotel Miami	243	San Antonio Marriott Rivercenter (1)	1,001
Georgia		San Antonio Marriott Riverwalk (1)	512
Atlanta Marriott Suites Midtown (1)	254	The St. Regis Houston	232
Grand Hyatt Atlanta in Buckhead	439	Virginia
JW Marriott Atlanta Buckhead	371	Hyatt Regency Reston	518
The Westin Buckhead Atlanta	365	Residence Inn Arlington Pentagon City	299
The Whitley, A Luxury Collection Hotel,		The Ritz-Carlton, Tysons Corner (1)	398
Atlanta Buckhead	510	Washington Dulles Airport Marriott (1)	368
Hawaii		Westfields Marriott Washington Dulles	336
Fairmont Kea Lani, Maui	450	Washington
Hyatt Place Waikiki Beach	426	The Westin Seattle	891
Hyatt Regency Maui Resort & Spa	806	W Seattle	424
Illinois		Washington, D.C.
Chicago Marriott Suites Downers Grove	254	Grand Hyatt Washington	897

Washington, D.C. (continued)		Brazil (continued)
Hyatt Regency Washington on Capitol Hill	838	Novotel Rio de Janeiro Parque Olimpico	149
JW Marriott Washington DC	777	Canada
The Westin Georgetown, Washington, D.C.	267	Calgary Marriott Downtown	388
Washington Marriott at Metro Center	459	Toronto Marriott Downtown Eaton Centre Hotel (1)	461
Brazil		Mexico
ibis Rio de Janeiro Parque Olimpico	256	JW Marriott Hotel Mexico City (4)	312
JW Marriott Hotel Rio de Janeiro	245	Total	51,977
___________
(1)	The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is classified as held for sale.
(4)	This property is not wholly owned.

By Market Location: The following chart summarizes the composition of our consolidated hotels as of February 21, 2018 by market location based on percentage of 2017 revenues:

Revenues By Market Location [1]

Maui/Oahu 5%
New York 15%
Florida Gulf Coast 4%
San Francisco/San Jose 8%
Jacksonville 2%
Washington, D.C. (CBD) 6%
Los Angeles 3%
Boston 6%
Philadelphia 2%
Chicago 3%
Atlanta 3%
Seattle 2%
Phoenix 5%
San Diego 9%
New Orleans 2%
Orange County 2%
Houston 2%
Northern Virginia 3%
San Antonio 2%
Denver 2%
Orlando 4%
Miami 1%
Other Domestic 5%
International 2%

(1)	Our disposed hotels accounted for the remaining 2% of our 2017 revenues.

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 21, 2018, owned, or owned an interest in, 21 hotel properties. The operations of the properties owned by these entities are not consolidated and are included in equity in earnings in our consolidated results of operations. See Part II Item 8. “Financial Statements and Supplementary Data – Note 3. Investments in Affiliates.”

European Joint Venture. We own a general and limited partner interest in a joint venture in Europe (“Euro JV”). The Euro JV consists of two funds, which we refer to as Euro JV Fund I and Euro JV Fund II, in which we hold an approximate one-third interest through both general and limited partner interests. The Euro JV owns the following hotels:

Hotel	City	Country	Rooms/Units
Fund I:
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	470
Brussels Marriott Hotel Grand Place	Brussels	Belgium	221
Fund I total rooms			1,174

Fund II:
Paris Marriott Rive Gauche Hotel & Conference Center	Paris	France	757
Renaissance Paris La Defense Hotel	Paris	France	330
Renaissance Paris Vendome Hotel	Paris	France	97
Renaissance Amsterdam Hotel	Amsterdam	The Netherlands	402
Hilton Amsterdam Airport Schiphol	Amsterdam	The Netherlands	433
Le Méridien Piccadilly	London	United Kingdom	283
Sheraton Stockholm Hotel	Stockholm	Sweden	465
Sheraton Berlin Grand Hotel Esplanade	Berlin	Germany	394
Fund II total rooms			3,161
Total European joint venture rooms			4,335

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors, such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Fairmont®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®, Le Méridien®, Marriott®, Marriott Marquis®, Autograph Collection®, Curio – A Collection by Hilton®, Marriott Suites®, Pullman®, Renaissance®, Sheraton®, Swissôtel® and Westin®. (1)  While our hotels primarily compete with other hotels in the luxury and upper upscale category, they also may compete with hotels in other lower-tier categories. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

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

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual property and the region. Hotel sales for our consolidated portfolio averaged approximately 25%, 27%, 23% and 25% for the first, second, third and fourth calendar quarters, respectively, in 2017.

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

Employees

As of February 21, 2018, we had 205 employees, of which 198 work in the United States, including our regional offices in Miami and San Diego. We had 7 employees located in our offices in London and Amsterdam. None of Host’s employees are covered by collective bargaining agreements. The number of employees referenced above does not include the hotel employees of our three hotels in Brazil, which, while technically Host employees, are under the direct supervision and control of our third-party hotel managers. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

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

The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product (“GDP”). Because lodging industry demand typically follows the general economy, the lodging industry is cyclical, which contributes to potentially large fluctuations in our financial condition and results of operations. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations.

In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce costs of their trips. Consequently, our hotels may be more susceptible to a decrease in revenue during an economic downturn, as compared to hotels in other categories that have lower room rates.  For instance, reductions in overall travel and reductions in travel to luxury and upper upscale hotels during the recession in 2008 and 2009 significantly affected our results of operations.

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

•	risks that the limited travel ban to the United States and proposed immigration policies will suppress international travel to the United States generally;
•

the impact of geopolitical developments outside the U.S., such as the pace of economic growth in Europe, the effects of the United Kingdom’s referendum to withdraw from the European Union, the slowing of growth in markets such as China and Brazil, or unrest in the Middle East, which could affect global travel and lodging demand, including with respect to our foreign hotel properties;

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

Since we have elected REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) each year in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host Inc. to make required distributions are provided by distributions from Host L.P. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including:

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

We also compete for hotel acquisitions with entities that have similar investment objectives as we do. This competition could limit the number of investment opportunities that we find suitable for our business. It also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms or on the terms contemplated in our business plan.

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

As of December 31, 2017, we and our subsidiaries had total indebtedness of approximately $4.0 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial metrics. The restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including any mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate debt and could impact adversely our ability to refinance existing debt or sell assets.

Interest payments for borrowings on our credit facility and the mortgages on certain non-consolidated properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2017, approximately 30% of our debt is subject to floating interest rates.

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

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. Also, as of December 31, 2017, 26 of our hotels are subject to third-party ground leases, which generally require periodic increases in ground rent payments. Our ability to pay these rents could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. For further information on our ground leases, please see Exhibit 99.1 filed with this report.

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

Our acquisition of additional properties and disposition of certain properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

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

We routinely are actively engaged in the process of identifying, analyzing and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our failure to realize the intended benefits from one or more acquisitions could have a significant adverse effect on our business, liquidity, financial position and/or results of operations. These adverse effects may occur because the performance of the property does not support the additional indebtedness and related interest expense that we incurred as a result of the acquisition. In addition, assets and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided in the transaction agreements may not survive long enough for us to become aware of such liabilities and to seek recourse against our sellers and indemnification covering representations and warranties often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may affect adversely our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers generally are contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

We also are actively engaged in the process of identifying, analyzing and negotiating possible transactions for disposing of certain of our hotel properties. Under current market conditions, based on our experience, we expect that any future sale of our hotel properties may be effected through any of several structures, including sale transactions involving portfolios or single assets, joint ventures with third parties and spin-off distributions of hotel properties to our security holders. We anticipate that any potential purchaser of our hotel properties may finance its purchase through a combination of methods, including cash or the issuance to us of its securities or those of one of its affiliates. Therefore, to maximize the value of hotel properties that we may in the future decide to dispose of, we may consider a range of transaction structures that we determine under the circumstances are in our best interest.  We cannot provide any assurances that we will successfully conclude any transaction to dispose of any one or more of our properties or that the terms of any such transaction will maximize the value of hotel properties being sold.

We may not achieve the value we anticipate from new hotel developments or value enhancement projects at our existing hotels.

We currently are, and in the future may be, involved in the development or redevelopment of hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. There are risks inherent in any new development, including:

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
•

The development of timeshare units could become less attractive due to decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell the timeshare units for a profit or at the prices or selling pace we initially anticipated.

In addition, to the extent that developments are conducted through joint ventures, this creates additional risks, including the possibility that our partners may not meet their financial obligations or will develop business interests, policies or objectives that are inconsistent with ours. See “—We may acquire hotel properties through joint ventures with third parties that could result in conflicts.”

Any of the above factors could affect adversely our and our partners’ ability to complete the developments on schedule and consistent with the scope that currently is contemplated, or to achieve the intended value of these projects. For these reasons, there can be no assurances as to the value to be realized by us from these transactions or any future similar transactions.

We do not control our hotel operations and we are dependent on the managers of our hotels.

To maintain our status as a REIT, we are not permitted to operate or manage any of our hotels. As a result, we, through our TRSs, have entered into management agreements with third-party managers to operate our hotel properties. For this reason, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage pricing and certain similar matters. Although we consult with our hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to these matters. While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. The cash flow from our hotels may be affected adversely if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name.  Because our management agreements are long-term in nature, we also may not be able to terminate these agreements if we believe the manager is not performing adequately.

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

On September 23, 2016, Marriott International completed its acquisition of Starwood Hotels and Resorts Worldwide, bringing Starwood’s brands under Marriott’s management. As a result of the merger, approximately 78% of our properties (as measured by 2017 revenues) now are managed or franchised by Marriott. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our properties and could have a material adverse effect on us. In addition, the integration of Starwood’s brands under Marriott management may expose us to additional risks and costs at our properties, and will place a significant burden on Marriott’s management and internal resources and the potential for diversion of its attention from the day-to-day business operations of its hotels, including hotels owned by us.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing or supervising, the employees at our properties in Brazil), we still remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

We are required by our loan agreements or agreements with our hotel managers to make agreed upon capital expenditures. In addition, we will need to make further capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our properties in accordance with brand standards set by our managers, they may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels at which we make these investments.

Our hotels are geographically concentrated in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or threat of a terrorist attack.

The concentration of our hotels in a limited number of large urban cities exposes us to greater risk to local economic or business conditions, changes in hotel supply in these cities, and other conditions than more geographically diversified hotel companies. Hotels in New York, Washington, D.C., San Diego, San Francisco, Boston, Florida, Hawaii, Atlanta, and Los Angeles represented approximately 74% of our 2017 revenues. An economic downturn, an increase in hotel supply in these cities, a natural disaster, a terrorist attack or similar disaster in any one of these cities likely would cause a decline in the hotel market and adversely affect occupancy rates, the financial performance of our hotels in these cities and our overall results of operations. For example, in September 2017, our operations in Florida and Houston were impacted negatively by Hurricanes Irma and Harvey. In 2013, decreased U.S. government demand for hotel rooms (approximately 5% of our business) in markets such as Washington, D.C. had a negative impact on our results of operations.

The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our largest markets, may be particularly adversely affected due to concerns about travel safety. The possibility of future attacks may hamper business and leisure travel patterns and, accordingly, the performance of our business and our operations.

The ownership of hotels outside the United States will expose us to risks related to owning hotels in those international markets.

As of December 31, 2017, we own directly six hotels located outside of the United States. We also are party to a joint venture that owns 11 hotels in Europe and to a joint venture that owns a non-controlling interest in seven hotels in India. We may have difficulty managing entry into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include:

•	risks of non-compliance with varied and unfamiliar employment laws and practices;
•

tax laws, which may provide for corporate income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding tax requirements or other restrictions and which may affect our ability to repatriate non-U.S. earnings in a tax efficient manner;

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

Any of these factors could affect adversely our ability to obtain all of the intended benefits of our international operations. If we do not effectively manage and successfully integrate the international hotels into our organization, our operating results and financial condition may be adversely affected.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

We have made investments in joint ventures and are exploring further investment opportunities. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing them directly. We also may sell interests in existing properties to a third party as part of forming a joint venture with the third party. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer also could subject the assets to additional risks as a result of any of the following circumstances:

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

Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute cash flow to the joint venture partners due to tax laws or other restrictions on our ability to repatriate non-U.S. earnings in a tax efficient manner.  Additionally, in some cases our joint venture partners share control over distributions and may choose to retain capital in the joint venture rather than to distribute it. Because our ability to generate liquidity from our joint ventures depends in part on their ability to distribute capital to us, our failure to receive distributions from our joint ventures could reduce our cash flow return on these investments.

The growth of internet reservation channels could adversely affect our business.

A significant percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our revenues and profitability. Additionally, as intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies operating our hotels. Also, although internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and also increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from the websites of our hotel managers and increase our cost of sales.

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

TRIPRA distinguishes between “direct insurers” (those which write policies directly insuring commercial businesses) and “reinsurers” (those which issue policies to direct insurers, absorbing some of the risk in the direct insurers’ policies). TRIPRA requires direct insurers to offer terrorism insurance, except for nuclear, biological, chemical and radiological (“NBCR”) perils and most direct insurers have been unwilling to provide NBCR coverage, even with government reimbursement. TRIPRA does not require reinsurers to provide any terrorism coverage. Any damage related to war and to NBCR incidents, therefore, is excluded under policies covering our U.S. properties. Moreover, many of our foreign properties also are not covered against NBCR perils. We obtain a certain amount of property insurance coverage on our U.S. properties for NBCR perils through our wholly-owned subsidiary that acts as our direct insurer against such perils to the extent of reimbursement under TRIPRA. We ultimately are responsible for any loss borne by our insurance subsidiary.

As a result of the above, there remains uncertainty regarding the adequacy and cost of terrorism coverage that will be available to protect our interests in the event of terrorist attacks that impact our properties.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida and Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the manager, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

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

Our third party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels we own and other hotels that they operate, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems can be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems. The risks from these cyber threats are significant. We rely on the security systems of our managers to protect proprietary and customer information from these threats. Any compromise of our managers’ networks could result in a disruption to operations, such as disruptions in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels we own that are managed by them, in increased costs and in potential litigation and liability. All of our major hotel management companies and a majority of our third party operators maintain insurance against cyber threats. However, these policies provide varying limits and may be subject to sub limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, could result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our business, financial condition and results of operations.

In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of business processes. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and subject us to liability claims or regulatory penalties which could be significant. While we have our own cyber insurance policy to address these exposures, we do not expect it will cover all losses that we could experience from these exposures.

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

Currency exchange rate fluctuations could affect our results of operations and financial position. We generate revenue and expenses in such foreign currencies as the Euro, the Canadian dollar, the Mexican peso, the British pound sterling, the Swedish krona, the Brazilian real and the Indian rupee. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate entirely that risk. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in that same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts to U.S. dollars can result in an increase or decrease of the amount of our revenues or earnings as a result of exchange rate fluctuations.

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

As a REIT, each of Host Inc. and its subsidiary REIT is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, developing alternative uses of real estate and the ownership of hotels that are not leased to a TRS, including the development and/or sale of timeshare or condominium units or the related land parcels. Due to these restrictions, we anticipate that we will continue to conduct certain business activities, including, but not limited to, those mentioned above, in one or more of our TRSs. Our TRSs are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

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

•

Removal of members of the Board of Directors. Host Inc.’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast in the election of directors. Vacancies on Host Inc.’s Board of Directors may be filled by the affirmative vote of the remaining directors, except that a vacancy resulting from an increase in the number of directors may be filled by a majority vote of the entire Board of Directors. Any vacancy resulting from the removal of a director by the stockholders may be filled by the affirmative vote of holders of at least two-thirds of the votes entitled to be cast in the election of directors.

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

We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2017, there are approximately 8.2 million Host LP OP units outstanding that are owned by third parties and are redeemable, which represents approximately 1% of all outstanding units. Further, a substantial number of shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. As of December 31, 2017, we maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted units or shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2017, there were approximately 14 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan and 0.6 million outstanding options exercisable with a weighted average exercise price of $18.98 per share.

Our earnings and cash distributions will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and secondarily is based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than its net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may impact negatively the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would affect adversely the market price of Host Inc.’s common stock.

Federal Income Tax Risks

Adverse tax consequences would occur if Host Inc. or its subsidiary REIT fails to qualify as a REIT.

We believe that Host Inc. has been organized and has operated in such a manner as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., one entity that has elected to be treated as a REIT. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that Host Inc.’s subsidiary REIT qualifies as a REIT or will continue to qualify as a REIT. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income. Any such corporate tax liability could be substantial and would reduce the non-qualifying REIT’s cash available for, among other things, operations and distributions to its stockholders. In addition, if Host Inc. were to fail to qualify as a REIT, it would not be required to make distributions to its stockholders. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

To qualify as a REIT, Host Inc. is required to satisfy the requirements of several asset and gross income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which assets are not susceptible to a precise determination of fair market value, and for which we will not obtain independent appraisals. Our compliance with the REIT asset and gross income test requirements also depends upon our ability to successfully manage the composition of our gross income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that our hotel leases, interests in subsidiaries, or interests in the securities of other issuers will not cause a violation of the REIT gross income and asset test requirements.

Any determination that Host Inc. or its subsidiary REIT does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which the relevant entity does not qualify as a REIT would reduce its cash flow available for investment, debt service or distributions to stockholders. Furthermore, the entity not qualifying as a REIT no longer would be required to make distributions to its stockholders as a condition to REIT qualification, and any distributions made to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on dividends at capital gain tax rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

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

If our hotel managers do not qualify as “eligible independent contractors,” Host Inc. and our subsidiary REIT likely will fail to qualify as a REIT for federal income tax purposes. Each of the hotel management companies that enters into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to Host Inc. and its subsidiary REIT by our TRS to be qualifying gross income for the REIT gross income test requirements. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager cannot own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the hotel manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such hotel managers that are publicly traded, only owners of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% ownership thresholds. Although we monitor ownership of our shares by our hotel managers and their owners, and certain provisions of our charter are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership limits will not be exceeded.

The size of our TRS is limited and our transactions with our TRS will cause us to be subject to a 100% excise tax on certain income or deductions if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the equity interests of an entity that is a C corporation for federal income tax purposes if the entity is a TRS. A TRS may own assets and earn gross income that would not be considered as qualifying assets or as qualifying gross income if owned or earned directly by a REIT, including gross operating income from hotel operations. Both the REIT and its C corporation subsidiary must jointly elect to treat such C corporation subsidiary as a TRS. A C corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of its stock or securities automatically will be treated as a TRS. Overall, for taxable years beginning after December 31, 2017, no more than 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. Beginning in 2018, a TRS may be eligible to elect out of new interest expense limitation rules enacted in December 2017 by the Tax Cuts and Jobs Act.

Our TRS will pay federal corporate income tax and applicable state and local corporate income tax and, if applicable, foreign corporate income tax on its taxable income. The Tax Cuts and Jobs Act reduces the U.S. statuary corporate income tax rate from a maximum rate of 35% to a flat rate of 21% effective January 1, 2018. Its after-tax net income will be available for distribution to us, but it is not required to be so distributed. We believe that the aggregate value of the stock and securities of our TRS has been and will continue to be less than 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) value limitation discussed above.

Rent paid to Host Inc. and its subsidiary REIT by our TRS cannot be based on net income or profits in order for such rents to qualify as “rent from real property.” We receive “percentage rent” from our TRS that is calculated based on the gross revenues of the hotels subject to leases - not on net income or profits. If the IRS determines that the rent paid pursuant to our leases with our TRS are excessive, the deductibility thereof by the TRS may be challenged, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent that such rent exceeds an arm’s-length amount. The items subject to this 100% excise tax have been increased for tax years beginning on or after January 1, 2016. We believe that our rent and other transactions between our REITs and their TRS are based on arm’s-length amounts and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

Despite the REIT status of each of Host Inc. and its subsidiary REIT, we remain subject to various taxes.

Notwithstanding Host Inc.’s status as a REIT, Host Inc. and certain of its subsidiaries (including our subsidiary REIT) are subject to federal, state, local and foreign corporate income taxes on their net income, gross receipts, and property, in certain cases. Host L.P. is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host Inc.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the Tax Cuts and Jobs Act, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.

Legislative or other actions affecting REITs could have a negative effect on us.

New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income at regular corporate tax rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

The Tax Cuts and Jobs Act has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the Tax Cuts and Jobs Act that could affect us and our stockholders include:

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
•

permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of our REIT taxable income (prior to the application of the dividends paid deduction);
•

generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the Tax Cuts and Jobs Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.

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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 21, 2018. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	79

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

James F. Risoleo President, Chief Executive Officer and Director	62

James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions.  He has served in various capacities with the company including Executive Vice President and Chief Investment Officer, Managing Director of the company's European and West Coast investment activities and culminating in his service as President and Chief Executive Officer beginning in January 2017.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	59	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Michael D. Bluhm Executive Vice President, Chief Financial Officer	49

Michael D. Bluhm joined our company as Executive Vice President and Chief Financial Officer in November 2017. Prior to joining our company, he was a managing director in investment banking at Morgan Stanley and most recently served as head of western region real estate and global head of lodging.

Joanne G. Hamilton Executive Vice President, Human Resources	60

Joanne G. Hamilton joined our company as Executive Vice President, Human Resources in January 2010. Prior to joining our company, she was the Chief Human Resource Officer for Beers & Cutler, an accounting and consulting firm based in Vienna, Virginia from 2007 to 2010.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	45

Nathan S. Tyrrell joined our finance department in 2005.  He became Treasurer in February 2010. In 2015, he was named Managing Director of investment activities for the East Coast and in 2017 he was named Executive Vice President, Chief Investment Officer.

Michael E. Lentz Managing Director, Global Development, Design & Construction	54

Michael E. Lentz joined our company in March 2016. Prior to joining us, Mr. Lentz was Senior Vice President of Global Development for Las Vegas Sands Corp. from 2011 to 2016 and before that was with Walt Disney Imagineering for 20 years, culminating in his service as Vice President of Project Development.

Brian G. Macnamara Senior Vice President, Corporate Controller	58

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

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Host Inc.’s common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2016
1st Quarter	$16.97	$12.82	$0.20
2nd Quarter	16.95	14.58	0.20
3rd Quarter	18.37	15.57	0.20
4th Quarter	19.18	14.83	0.25

	Stock Price		Dividends Declared Per Share
	High	Low
2017
1st Quarter	$19.34	$17.75	$0.20
2nd Quarter	19.27	17.48	0.20
3rd Quarter	18.91	17.38	0.20
4th Quarter	20.58	18.20	0.25

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

As of February 21, 2018, there were 19,129 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 21, 2018, there were 1,271 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc.’s common stock.

Host Inc.’s ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of its stock that a person may own. Its charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class of stock, each considered as a separate class or series for this purpose. Host Inc.’s Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that, after giving effect to such increase, any five beneficial owners of capital stock beneficially could own in the aggregate more than 49.5% of the outstanding capital stock of Host Inc. See Part I Item 1A. “Risk Factors—Risks of Ownership of Host Inc.’s Common Stock—There are limitations on the acquisition of Host Inc. common stock and changes in control.”

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

Comparison of Five-Year Cumulative Stockholder Returns 2012 – 2017

	2012	2013	2014	2015	2016	2017
Host Hotels & Resorts, Inc.	$100.00	$127.33	$161.10	$108.74	$140.68	$155.06
NAREIT Equity Index	$100.00	$102.86	$131.68	$135.40	$147.09	$159.85
S&P 500 Index	$100.00	$132.37	$150.51	$152.39	$170.84	$208.14

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2017 Host Inc. Purchases of Equity Securities

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in 2017.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2017 – October 31, 2017	—	—	—	$$500
November 1, 2017 – November 30, 2017	—	—	—	$500
December 1, 2017 – December 31, 2017	—	—	—	$500
Total	—	—	—

Fourth Quarter 2017 Host Inc. Sales of Unregistered Securities

On November 20, 2017, Host Inc. issued 1,744 shares of common stock to Fidelity Investments Charitable Gift Fund in exchange for 1,708 OP units of Host L.P. held by Fidelity Investments Charitable Gift Fund. All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act. The number of shares issued was based on the current conversion factor of 1.021494 common shares per OP unit.

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

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. The following table sets forth, for the fiscal periods indicated, Host L.P.’s distributions declared per common OP unit:

	Distributions Declared Per Common Unit
	2016	2017
1st Quarter	$0.2043	$0.2043
2nd Quarter	0.2043	0.2043
3rd Quarter	0.2043	0.2043
4th Quarter	0.2554	0.2554

The number of holders of record of Host L.P.’s common OP units on February 21, 2018 was 1,271. The number of outstanding common OP units as of February 21, 2018 was 734,110,749 of which 725,916,218 were owned by Host Inc. Under the terms of certain of our senior notes and the credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. In addition, under the terms of Host L.P.’s preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid on our preferred OP units. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and Part I Item 1A. “Risk Factors—Financial Risks and Risks of Operation— The terms of our indebtedness and preferred units place restrictions on us and our subsidiaries and these restrictions reduce our operational flexibility and create default risks.”

Fourth Quarter 2017 Host L.P. Purchases of Equity Securities

Period	Total Number of OP Units Purchased		Average Price Paid Per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1, 2017 — October 31, 2017	9,633	*	1.021494 shares of Host Inc. Common Stock	—	—
November 1, 2017 — November 30, 2017	69,323	*	1.021494 shares of Host Inc. Common Stock	—	—
December 1, 2017 — December 31, 2017	3,258	*	1.021494 shares of Host Inc. Common Stock	—	—
Total	82,214			—	—

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, Inc. for the five years ended December 31, 2017 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2017	2016	2015	2014	2013
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,387	$5,430	5,350	$5,321	$5,134
Income from continuing operations	571	771	565	741	206
Income from discontinued operations, net of tax (1)	—	—	—	—	115
Net income	571	771	565	741	321
Net income attributable to Host Hotels & Resorts, Inc.	564	762	558	732	317
Basic earnings per common share:
Continuing operations	.76	1.03	.74	.97	.27
Discontinued operations (1)	—	—	—	—	.16
Basic earnings per common share	.76	1.03	.74	.97	.43
Diluted earnings per common share:
Continuing operations	.76	1.02	.74	.96	.27
Discontinued operations (1)	—	—	—	—	.15
Diluted earnings per common share	.76	1.02	.74	.96	.42
Dividends declared per common share	.85	.85	.80	.75	.46
Balance Sheet Data:
Total assets	$11,693	$11,408	$11,656	$12,043	$12,642
Debt	3,954	3,649	3,867	3,807	4,569
___________
(1)

Discontinued operations reflects the operations of properties that were classified as held for sale prior to 2014, including the results of operations of properties prior to their disposition and the gain or loss on those dispositions.

Item 6.	Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, L.P. for the five years ended December 31, 2017 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2017	2016	2015	2014	2013
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,387	$5,430	$5,350	$5,321	$5,134
Income from continuing operations	571	771	565	741	206
Income from discontinued operations, net of tax (1)	—	—	—	—	115
Net income	571	771	565	741	321
Net income attributable to Host Hotels & Resorts, L.P.	571	771	565	741	321
Basic earnings per common unit:
Continuing operations	.78	1.05	.76	.99	.28
Discontinued operations (1)	—	—	—	—	.15
Basic earnings per common unit	.78	1.05	.76	.99	.43
Diluted earnings per common unit:
Continuing operations	.78	1.05	.76	.99	.28
Discontinued operations (1)	—	—	—	—	.15
Diluted earnings per common unit	.78	1.05	.76	.99	.43
Distributions declared per common unit	.868	.868	.817	.766	.470
Balance Sheet Data:
Total assets	$11,693	$11,408	$11,656	$12,043	$12,642
Debt	3,954	3,649	3,867	3,807	4,569
___________
(1)

Discontinued operations reflects the operations of properties that were classified as held for sale prior to 2014, including the results of operations of properties prior to their disposition and the gain or loss on those dispositions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2017. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotel properties. As of February 21, 2018, we own 93 hotels in the United States and internationally and have minority ownership interests in an additional 21 hotels through joint ventures in the United States, Europe and the Asia/Pacific region. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. The majority of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 60%, 34%, and 6%, respectively, of our 2017 room sales. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than trends in leisure demand. For a discussion of our customer categories, see “ – Our Customers”.

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

Operations from our domestic portfolio account for approximately 98% of our total revenues and 2% relate to our international hotels. The following table presents the components of our hotel revenue as a percentage of our total revenue:

		% of 2017 Revenues
•	Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	65%

•	Food and beverage revenue. Food & beverage revenue consists of revenue from group functions, which may include banquet revenue and audio and visual revenue, as well as outlet revenue from the restaurants and lounges at our properties.	29%

•	Other revenue. Occupancy, the nature of the property (e.g., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as attrition and cancellation, parking, golf course, spa, entertainment and other guest services. This category also includes retail and apartment rental revenue.	6%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2017 Operating Costs and Expenses
•	Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	19%

•	Food and beverage expense. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenue. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	23%

•	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenue, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	27%

•	Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain thresholds.	5%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	8%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the amounts of historical capital expenditures.	16%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 57% of our rooms, food and beverage, and other departmental and support expenses.

Key Performance Indicators. The following key performance indicators are commonly used in the hospitality industry:

•	hotel occupancy (a volume indicator);
•	average daily rate (“ADR”) is a price indicator calculated by dividing room revenue by the number of rooms sold;
•

revenue per available room (“RevPAR”) is to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage, parking, or other guest service revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is considered a key indicator of core revenues for many hotels; and

•

total revenue per available room (“Total RevPAR”) is a summary measure of hotel results calculated by dividing the sum of room, food and beverage and other ancillary service revenue by room nights available to guests for the period.  It includes ancillary revenues not included within RevPAR.

RevPAR changes that are driven by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven by average room rate. For example, increases in occupancy at a hotel will lead to increases in room revenues and ancillary revenues, such as food and beverage revenue, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, will not result in additional room-related costs, with the exception of those charged as a percentage of revenue. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than do changes in RevPAR caused by occupancy levels.

In discussing our operating results, we present RevPAR and certain other financial data for our hotels on a comparable hotel basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared and which operations have been included in our consolidated results. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage or large scale capital improvements. We also present

RevPAR separately for our comparable consolidated domestic and international (both on a nominal and constant dollar basis) hotels, as well as for our joint venture in Europe. We provide RevPAR results in constant currency due to the number of consolidated properties we have internationally and the effect that exchange rates have on our reporting. We use constant currency because we believe it is useful to investors as it provides clarity on how the hotels are performing in their local markets. For all other measures (net income, operating profit, EBITDA, FFO, etc.), our discussion refers to nominal US$, which is consistent with our financial statement presentation under U.S. generally accepted accounting principles (“GAAP”).

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

•

EBITDA, EBITDAre and Adjusted EBITDAre. Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is a supplemental measure of our operating performance and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. NAREIT adopted EBITDA for real estate (“EBITDAre”) in order to promote an industry-wide measure of REIT operating performance. We also adjust EBITDAre for property insurance gains, the cumulative effect of a change in accounting principle, acquisition costs and litigation gains or losses outside the ordinary course of business (“Adjusted EBITDAre”).

Summary of 2017 Operating Results

The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the three years ended December 31, 2017 (in millions, except per share and hotel statistics):

Historical Income Statement Data:

			Change			Change
	2017	2016	2016 to 2017		2015	2015 to 2016
Total revenues	$5,387	$5,430	(0.8)%		$5,350	1.5%
Net income	571	771	(25.9)%		565	36.5%
Operating profit	676	684	(1.2)%		631	8.4%
Operating profit margin under GAAP	12.5%	12.6%	(10	bps)	11.8%	80	bps
EBITDAre	$1,510	$1,483	1.8%		$1,421	4.4%
Adjusted EBITDAre	$1,510	$1,482	1.9%		$1,420	4.4%

Diluted earnings per share	$.76	$1.02	(25.5)%		$.74	37.8%
NAREIT FFO per diluted share	1.68	1.69	(0.6)%		1.49	13.4%
Adjusted FFO per diluted share	1.69	1.69	—		1.54	9.7%

Comparable Hotel Data:

	2017 Comparable Hotels (1)				2016 Comparable Hotels (1)
			Change				Change
	2017	2016	2016 to 2017		2016	2015	2015 to 2016
Comparable hotel revenues	$4,840	$4,808	0.7%		$4,908	$4,776	2.8%
Comparable hotel EBITDA	1,348	1,334	1.0%		1,364	1,289	5.8%
Comparable hotel EBITDA margin	27.85%	27.75%	10	bps	27.8%	27.0%	80	bps
Change in comparable hotel RevPAR - Constant US$ (2)	1.3%				2.7%
Change in comparable hotel RevPAR - Nominal US$ (2)	1.4%				2.5%
Change in comparable domestic RevPAR	1.7%				2.5%
Change in comparable international RevPAR - Constant US$ (2)	(12.2)%				7.8%
___________
(1)

Comparable hotel operating statistics for 2017 and 2016 are based on 87 comparable hotels as of December 31, 2017, while the comparable hotel operating statistics for 2016 and 2015 are based on 88 comparable hotels as of December 31, 2016.

(2)	For a discussion of our constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Revenue per Available Room

In 2017, on a constant US$ basis, RevPAR at our comparable hotels increased 1.3% compared to 2016, representing the eighth consecutive year of positive RevPAR growth. While corporate demand has been softer than leisure transient demand in recent years, healthy consumer spending, strong consumer confidence and increased business spending led to near record occupancy for our hotels during the year. At the same time, supply growth has exceeded historic average growth rates in several of our major locations, including New York and Houston, and has inhibited room rate growth. We also believe that increased price transparency from online travel agencies has further subdued rate growth.

RevPAR growth in 2017 was both rate and occupancy driven, as room rates improved 0.5% on a constant US$ basis and occupancy improved 60 basis points to 79.2%. Transient revenues increased 0.8% for the year driven by a 0.8% increase in room nights sold, as average rate remained flat. Group business was hampered by the continued environment of political and economic uncertainty, which muted corporate meeting activity. Group revenue decreased 0.6%, as an increase in average rate of 1.5% was offset by a decline in room nights sold of 2.1%.

Comparable hotel RevPAR for our domestic portfolio increased 1.7% for the year, driven by a 70 basis point improvement in occupancy and a 0.8% improvement in room rates. Results were mixed across our portfolio during the year. Seattle, Denver and Philadelphia led our domestic portfolio with RevPAR increases of 11.8%, 7.5%, and 7.1%, respectively, driven by improvements in occupancy in each of the locations as well as an increase of 5.2% in room rates in Seattle. Our Washington D.C. (Central Business District “CBD”) and Northern Virginia hotels benefited from the Presidential Inauguration and Women’s March in January, with RevPAR growth of 6% and 5.8%, respectively. In addition, our Phoenix hotels outperformed the portfolio following the rebranding and renovation work at the Camby Hotel. Conversely, our New York properties continued to lag the portfolio due to the supply growth described above, as RevPAR decreased 1.4% in 2017. Additionally, our Miami and Houston locations experienced RevPAR decreases of 11.1% and 1.9%, respectively, during the year, primarily due to the impact of Hurricanes Irma and Harvey and the recent influx of new supply. Finally, RevPAR declined at our San Francisco hotels as a result of the ongoing construction at the Moscone Convention Center.

On a constant US$ basis, RevPAR for our comparable consolidated international hotels decreased 12.2% in 2017, due to the highly unfavorable comparison to the prior year, when Brazil hosted the 2016 Olympics and Paralympics, as well as economic and over-supply issues in Brazil. The decline in Brazil was partially offset by strong results at our Canadian properties. Comparable RevPAR in constant euros for the unconsolidated Euro JV properties increased 5.2% for the year.

Rooms

Total room revenues decreased 0.1% for the year, reflecting lost revenue from our 2017 and 2016 hotel dispositions, partially offset by the 1.3% increase in comparable RevPAR on a constant dollar basis. Total room expenses increased by 0.7%, primarily reflecting an increase in wages and benefits, particularly in markets impacted by state or local minimum wage ordinances. The increase in wages and benefits was partially offset by productivity improvements and the effect of hotel sales.  Comparable room revenues increased 1.1% for the year, while comparable room expenses increased 2.1%.

Food and Beverage

Food and beverage revenues decreased 2.4% for 2017, reflecting a 0.9% decrease at our comparable hotels and the lost revenue from our 2017 and 2016 hotel dispositions. The decrease was driven by the reduction in group business, which led to decreases in both outlet and banquet and audio visual revenue, as well as the negative impact of Hurricanes Harvey and Irma. Despite the revenue declines, food and beverage profitably increased as total food and beverage and comparable hotel food and beverage expenses decreased 3.9% and 1.8%, respectively.

Operating Profit

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) decreased 10 basis points for 2017. These operating margins are affected significantly by several items, including dispositions, depreciation, and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 10 basis points to 27.85%. The decline in GAAP operating profit margins was due in part to an increase in depreciation, while the improvement in comparable hotel EBITDA margins was driven by improvements in transient business during the year, coupled with decreases in insurance and sales and marketing costs, as well as cost efficiencies and productivity enhancements identified through our enterprise analytics. We also have focused on improving productivity at a number of our hotels over the past three years by initiating time and motion studies. These studies are designed to enable hotel managers to establish tighter labor model standards and improve and expand forecasting tools, to more effectively schedule labor based on demand and to minimize excess staffing, thereby reducing costs.

Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income for Host Inc. decreased $200 million in 2017 to $571 million due primarily to a $145 million decrease in gains on dispositions, a $27 million increase in depreciation expense and a $13 million increase in interest expense. As a result, Host Inc.’s diluted income per common share decreased 25.5% to $0.76. Adjusted FFO per Diluted Share, which excludes gains on dispositions, debt extinguishment costs, and other real estate transactions, including depreciation, was $1.69 per share in both 2017 and 2016. Net income, NAREIT and Adjusted FFO and the related per share measures benefited from the following:

•

Adjusted EBITDAre increased $28 million to $1,510 million, reflecting improvement in hotel operations, which offset a net reduction due to the results of hotels acquired or sold during the comparable periods; and

•	Per share measures were improved by the repurchase of 14 million common shares during 2016. The anti-dilutive effect of these purchases is computed on a weighted average basis.

The trends and transactions described above for Host Inc. affected Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the outside partners of Host L.P. For the year, Host L.P.’s net income decreased $200 million to $571 million, and the diluted income per common unit decreased 25.7% to $0.78 per common unit.

2018 Outlook

We are cautiously optimistic about the United States economy in 2018. GDP grew at a rate of 2.3% in 2017 and is expected to continue to accelerate. Additionally, the recent passage of the Tax Cuts and Jobs Act, coupled with lower regulatory burdens, is expected to result in increased corporate profits and business investment in the coming year, which has historically correlated to strengthening business transient demand.

Strong consumer confidence and near record low unemployment have the potential to further buoy the corporate and leisure transient travel segment. However, supply growth continued to accelerate in 2017, and this trend is expected to carry into 2018. In particular, some of our markets, such as New York and Houston, have experienced above-average supply growth in 2017 that has significantly offset demand growth, which has made it more challenging for our operators to grow average rates. Additionally, we believe that rate growth is currently inhibited by the increasing popularity of online sharing sites such as Airbnb as well as online booking sites which increase price transparency. Therefore, while we have noted positive economic indicators for overall lodging demand, supply growth continues to constrain overall RevPAR growth for our portfolio.

The net result of these trends means we anticipate that we will continue to experience high levels of occupancy in 2018; however, rate growth is expected to continue to be restricted, leading to forecast RevPAR growth for our comparable hotels on a constant dollar basis of between 0.5% and 2.5% for the full year 2018. We expect the first quarter of 2018 to underperform, as the first quarter of 2017 included significant activity surrounding the Presidential inauguration and related activities. Additionally, comparisons between our 2017 and 2018 results will be affected by changes in our portfolio due to acquisitions and dispositions.

As noted above, the current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See Part I Item 1A. “Risk Factors.”

Strategic Initiatives

During 2017, we were able to execute on a number of transactions that we believe will enhance the value of our portfolio and improve future operating performance. In 2017 and early 2018, we completed the following activities:

Acquisitions

•

On February 16, 2017, we purchased The Don CeSar and the related Beach House Suites in St. Pete Beach, Florida for $214 million and selected Davidson Hotels & Resorts as manager. The hotel has been recognized for excellence by Historic Hotels of America, with 347 rooms and suites along the Florida Gulf coast, award-winning dining options and over 38,000 square feet of meeting space.

•

On March 7, 2017, we acquired the 305-room W Hollywood in Hollywood, California for $219 million. The hotel includes approximately 11,000 square feet of high-quality retail space and seven prominent supergraphic billboard signs.

•	On March 24, 2017, we acquired the ground lease at the Miami Marriott Biscayne Bay for $38 million.
•

Subsequent to year end, we reached an agreement to acquire the 301-room Andaz Maui, 668-room Grand Hyatt San Francisco, and 454-room Hyatt Regency Coconut Point for $1 billion with a $25 million deposit at-risk. The assets are fee simple and the hotels will continue to be Hyatt-branded and managed by Hyatt pursuant to long-term management agreements. The transaction is anticipated to close by the end of the first quarter, subject to customary closing conditions, as well as partitioning of hotel property at the Grand Hyatt San Francisco from the adjacent retail property, which could delay the closing date beyond the first quarter. The transaction is expected to be funded through a combination of cash and drawing on the revolver portion of the credit facility.

Dispositions

•

We completed the sale of five assets for proceeds of approximately $653 million, including the sale of the Key Bridge Marriott, subsequent to year end, for $190 million, including $8 million contributed to the hotel’s FF&E replacement fund by the purchaser. The sale of the Key Bridge Marriott represents the culmination of a multi-year effort that included the acquisition of the ground lease at the hotel in 2016 and working with numerous stakeholders to enhance its value. The 2017 sales also include the disposition of the Hilton Melbourne South Wharf, which completed our strategic exit from the Pacific region.

•	Subsequent to year end, we reached an agreement to sell the W New York for $190 million, which we expect to close during the second quarter of 2018, subject to customary closing conditions.

Portfolio enhancements

•

We rebranded The Ritz-Carlton, Buckhead in Atlanta to The Whitley, a Luxury Collection Hotel, that will be managed by HEI Hotels & Resorts. This rebranding represents an opportunity to better match the hotel with the operator and brand.

•	We reached an agreement to franchise three additional properties and implemented HEI Hotels & Resorts as operator.
•

We obtained approvals for the rezoning of the golf course land at The Phoenician, A Luxury Collection Resort, subject to customary appeals. Our revised masterplan includes an 18-hole golf course, new tennis complex and activity center and allows for 60 acres of residential development. The approved plan allows for a mix of single-family, townhome and condominium units, for a total of approximately 360 units. The subdivided land is being marketed to third parties for the residential development; however, we would not anticipate any sale until 2019.

For 2018, we intend to continue our disciplined approach to capital allocation to seek to strengthen our portfolio and deliver stockholder value through multiple levers. These may include over time acquiring assets, investing in our portfolio, buying back stock (depending on market conditions) or returning capital through a meaningful quarterly dividend. We intend to take advantage of our strong capital position and overall scale to seek to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value. At the same time, we will opportunistically sell assets when market conditions permit, including the pursuit of exiting international markets to focus on our domestic portfolio. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate holdings for its highest and best use.

Capital Projects

We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2017, we spent approximately $277 million on capital expenditures, of which $72 million was return on investment (“ROI”) capital expenditures and $205 million was on renewal and replacement projects.

For 2018, we expect capital expenditures of $475 million to $550 million, closer to our historical average spend. This total spend consists of $185 million to $220 million in ROI projects and $290 million to $330 million in renewal and replacement projects. Of the $185 million to $220 million of ROI project spend, $114 million is related to transformative repositioning, which is primarily occurring at the San Francisco Marriott Marquis. As a result, this hotel has been placed in our non-comparable hotel pool, effective January 1, 2018.

Return of capital

Stock Repurchase Program and Dividends. Host Inc.’s Board of Directors authorized a stock repurchase program in 2017 pursuant to which we can repurchase up to $500 million of common stock. The common stock may be purchased from time to time, depending upon market conditions, and repurchases may be made in the open market or through privately negotiated transactions or by other means, including through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The number of shares to be purchased also will depend upon operating results, funds generated by sales activity, dividends that may be required by those sales and investment options that may be available, including reinvesting in the portfolio or acquiring new hotels, as well as maintaining our strong leverage position. The program does not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion. We did not repurchase any shares during 2017.

During 2017, Host Inc.’s Board of Directors declared dividends of $0.85 per share with respect to Host Inc.’s common stock. Accordingly, Host L.P. made distributions of $0.868270 per unit with respect to its common OP units for 2017. On February 21, 2018, the Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend will be paid on April 16, 2018, to stockholders of record on March 29, 2018. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

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

Financing transactions

We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy.

During 2017, we issued $400 million of 3⅞% Series G Senior Notes due April 2024 and amended and restated our credit facility, extending the maturity of the revolver portion to May 2021, with two six-month extension options (subject to certain conditions). The amendment also extended the $500 million term loan that was due to mature in June 2017 to May 2021, with one 12-month extension option (subject to certain conditions) and lowered the margin for an all-in interest rate of 2.67% at December 31, 2017, based on Host L.P.’s unsecured long-term debt rating. The maturity date for our second $500 million term loan was unchanged and matures in September 2020. As a result, we have no significant debt maturities until 2020. At December 31, 2017, our weighted average interest rate is 4.0% and our weighted average debt maturity is 5.1 years. We have a debt balance of $4.0 billion and a balanced maturity schedule wherein not more than 25% of our outstanding debt, representing 5% of our U.S. GAAP gross asset value, is due in any given year.

For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see “Note 4.  Debt” in the Notes to Consolidated Financial Statements.

Results of Operations

The following table reflects certain line items from our audited consolidated statements of operations for the three years ended December 31, 2017 (in millions, except percentages):

			Change		Change
	2017	2016	2016 to 2017	2015	2015 to 2016
Total revenues	$5,387	$5,430	(0.8)%	$5,350	1.5%
Operating costs and expenses:
Property-level costs (1)	4,627	4,655	(0.6)	4,627	0.6
Corporate and other expenses	98	106	(7.5)	94	12.8
Gain on insurance and business interruption settlements	14	15	(6.7)	2	650.0
Operating profit	676	684	(1.2)	631	8.4
Interest expense	167	154	8.4	227	(32.2)
Gain on sale of assets	108	253	(57.3)	95	166.3
Provision for income taxes	80	40	100.0	9	344.4

Host Inc.:
Net income attributable to non- controlling interests	7	9	(22.2)	7	28.6
Net income attributable to Host Inc.	564	762	(26.0)	558	36.6

Host L.P.:
Net income attributable to non- controlling interests	—	—	—	—	—
Net income attributable to Host L.P.	571	771	(25.9)	565	36.5
___________
(1)	Amounts represent total operating costs and expenses from our consolidated statements of operations, less corporate and other expenses and the gain on insurance and business interruption settlements.

Statement of Operations Results and Trends

For 2017 and 2016, the following items have affected the year-over-year comparability of our operations.

•

The results of hotels acquired or sold during the comparable periods impacted year-over-year comparisons. Our operations were affected by the sale of four hotels in 2017, ten hotels in 2016 and eight hotels in 2015. These dispositions were partially offset by the acquisition of three hotels during this timeframe: The W Hollywood acquired in March 2017, The Don CeSar acquired in February 2017 and The Phoenician acquired in June 2015. The table below presents the net (reduction)/increase on revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	2017	2016	Net (reduction)/increase 2016 to 2017	2015	Net (reduction)/increase 2015 to 2016
Total Revenues:
Acquisitions	$188	$112	$76	$55	$57
Dispositions	46	252	(206)	392	(140)
Total Revenues	$234	$364	$(130)	$447	$(83)
Net income (excluding gain on sale):
Acquisitions	$18	$12	$6	$—	$12
Dispositions	8	27	(19)	31	(4)
Net income (excluding gain on sale)	$26	$39	$(13)	$31	$8

•

The overall effect of disruptive renovation did not affect year-over-year comparability in 2017 compared to 2016. However, in 2016, we had fewer disruptive renovations compared to 2015. Additionally, in 2016, we had a full year of operations for four hotels that had been closed for portions of 2015 for redevelopment.

•

Over the past few years, we have strategically exited international markets, including the disposition of one hotel in Australia in 2017 and six international properties in 2016. As a result, we have reduced our foreign currency exchange risk so that there now is minimal impact on our results of operations.

The following table presents revenues in accordance with GAAP and includes both comparable and non-comparable hotels for the three years ended December 31, 2017 (in millions, except percentages):

			Change		Change
	2017	2016	2016 to 2017	2015	2015 to 2016
Revenues:
Rooms	$3,490	$3,492	(0.1)%	$3,465	0.8%
Food and beverage	1,561	1,599	(2.4)	1,568	2.0
Other	336	339	(0.9)	317	6.9
Total revenues	$5,387	$5,430	(0.8)	$5,350	1.5

The net decrease in total revenues in 2017 of $43 million primarily reflects a net reduction due to Property Transactions, in addition to lost revenues caused by the hurricanes in the third quarter of 2017. Total revenues for our comparable properties increased 0.7% in 2017. The increase of $80 million in 2016 was driven by an increase of 2.8% in revenues for our comparable properties. Total revenues for 2016 also were positively impacted by our non-comparable properties that were under renovation in 2015.

Rooms. Room revenues decreased $2 million in 2017 and increased $27 million in 2016, reflecting an increase in constant dollar RevPAR of 1.3% and 2.7%, respectively, at our comparable hotels, offset by a net decrease of $66 million in 2017 and $81 million in 2016 as a result of a net reduction due to Property Transactions.

Food and beverage. F&B revenues decreased $38 million and increased $31 million in 2017 and 2016, respectively, reflecting a reduction of group business in 2017 and an increase in 2016. For our comparable hotels, F&B revenues decreased 0.9% and increased 1.7%, respectively, for 2017 and 2016, as banquet and audio visual revenues decreased 1.4% in 2017 and increased 2.0% in 2016. 2017 results also were negatively impacted by Hurricanes Harvey and Irma. Year-over-year comparisons also reflect a net decrease of $41 million for 2017 and $20 million for 2016 as a result of a net reduction due to Property Transactions.

Other revenues. Other revenues decreased $3 million, or 0.9%, in 2017, as an increase in other revenues at our comparable hotels was offset by a net reduction due to Property Transactions. For our comparable hotels, other revenues increased 3.2%, primarily driven by an increase in amenity fees and additional rental income from the New York Marriott Marquis retail space. In 2016, other revenues increased $22 million, primarily due to increased amenity fees and attrition and cancellation fees at our comparable hotels.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels for the three years ended December 31, 2017 (in millions, except percentages):

			Change		Change
	2017	2016	2016 to 2017	2015	2015 to 2016
Expenses:
Rooms	$899	$893	0.7%	$902	(1.0)%
Food and beverage	1,071	1,114	(3.9)	1,110	0.4
Other departmental and support expenses	1,273	1,306	(2.5)	1,295	0.8
Management fees	239	236	1.3	226	4.4
Other property-level expenses	394	382	3.1	386	(1.0)
Depreciation and amortization	751	724	3.7	708	2.3
Total property-level operating expenses	$4,627	$4,655	(0.6)	$4,627	0.6

Our operating costs and expenses, which consist of both fixed and variable components, are affected by a number of factors. Rooms expense is affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense correlates closely with food and beverage revenue, and is affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for room, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 57% of these expenses in any year. During 2017, these expenses increased approximately 1%, in part due to union contracts, government mandated wage increases and competition for labor in certain markets. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.

Rooms. Rooms expense increased $6 million during 2017, reflecting the increase at our comparable properties of 2.1%, as a result of overall growth in wage rates, partially offset by a net decrease due to Property Transactions. In 2016, rooms expense decreased $9 million reflecting the net effect of recent Property Transactions, while at our comparable properties rooms expense increased 1.4%, driven by increases in wages, benefits and group travel agent commissions. Year-over-year comparisons reflect net decreases of $17 million in 2017 and $23 million in 2016 as a result of a net reduction due to Property Transactions.

Food and beverage. The decrease in F&B expenses of $43 million in 2017 and increase of $4 million in 2016 reflect the year-over-year decrease of 1.8% and increase of 0.3% in comparable F&B expenses in 2017 and 2016, respectively. The changes are consistent with the decline in F&B revenues in 2017 and increase in revenues in 2016. Overall, F&B hourly productivity improved in both 2017 and 2016, resulting in declines in F&B costs as a percentage of revenues. Year-over-year comparisons also reflect net decreases of $28 million in 2017 and $18 million in 2016 as a result of a net reduction due to Property Transactions.

Other departmental and support expenses. Other departmental and support expenses decreased $33 million and increased $11 million in 2017 and 2016, respectively. For 2017, the decrease primarily reflects the net reduction due to Property Transactions, as other departmental and support expenses for our comparable properties increased 0.3%. The increase in 2016 primarily reflects increases in hourly wages and loyalty and reward program expenses, offset by a 6.4% decrease in administrative and general costs and an 8.1% decrease in utilities expense. Year-over-year comparisons also reflect net decreases of $39 million in 2017 and $25 million in 2016 as a result of a net reduction due to Property Transactions.

Management fees. Management fees, which generally are calculated as a percentage of revenues and operating profit, increased 1.3% and 4.4% for 2017 and 2016, respectively. At our comparable hotels, base management fees, which are calculated as a percentage of total revenues, decreased 0.5% in 2017 and increased 1.0% in 2016, while incentive management fees increased 7.0% in 2017 and 14.8% in 2016. The increase in incentive management fees at our comparable hotels reflects the improvements in hotel operations. Year-over-year comparisons also include net decreases of $4 million in 2017 and $6 million in 2016 as a result of a net reduction due to Property Transactions.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $12 million, or 3.1%, in 2017, and decreased $4 million, or 1.0%, in 2016. Other property-level expenses at our comparable hotels increased 3.2% and 2.1% for 2017 and 2016, respectively. Both reflect an increase in property taxes and ground rent, partially offset by a decline in insurance expense, while the year-over-year changes for total other property-level expenses also reflect net decreases of $5 million in 2017 and $6 million in 2016 as a result of a net reduction due to Property Transactions.

Depreciation and amortization. Depreciation and amortization expense increased $27 million, or 3.7%, to $751 million in 2017 and increased $16 million, or 2.3%, to $724 million in 2016. The increase in 2017 is due to an impairment expense of $43 million at one property, while 2016 reflects the depreciation of our recent capital expenditures, both partially offset as a result of a net reduction due to Property Transactions.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2017	2016	2015
General and administrative costs	$86	$95	$87
Non-cash stock-based compensation expense	11	12	11
Litigation accruals and acquisition costs, net	1	(1)	(4)
Total	$98	$106	$94

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. The 2016 corporate and other expenses include approximately $10 million of severance costs paid to our prior chief executive officer.

Gain on insurance and business interruption settlements. We received $13 million of business interruption proceeds in 2017, which includes proceeds related to hurricane disruption that occurred in the third quarter of 2017 and proceeds from a facility funded by BP related to the 2010 Deepwater Horizon oil spill for disruption at several of our Florida gulf coast properties. In 2016, we received $12 million of business interruption proceeds for the disruption of operations at the New Orleans Marriott caused by the 2010 Deepwater Horizon oil spill.

Interest expense. Interest expense increased $13 million, or 8.4%, in 2017 as compared to 2016, due to the issuance of the Series G Senior Notes. Interest expense decreased $73 million, or 32.2%, in 2016, due to the reduction of debt extinguishment costs as well as a reduction in the overall debt balance. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2017	2016	2015
Cash interest expense(1)	$159	$147	$161
Cash incremental interest expense (1)(2)	—	—	4
Non-cash interest expense	7	7	21
Cash debt extinguishment costs(1)	1	—	30
Non-cash debt extinguishment costs	—	—	11
Total interest expense	$167	$154	$227
___________
(1)

Total cash interest expense paid was $158 million, $144 million, and $207 million in 2017, 2016 and 2015, respectively, which includes an increase (decrease) due to the change in accrued interest of $(2) million, $(3) million and $12 million for 2017, 2016 and 2015, respectively.

(2)	Incremental interest expense reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Gain on sale of assets. The following table presents the gains recognized on the sale of assets (in millions):

	Year ended December 31,
	2017	2016	2015
JW Marriott Desert Springs Resort & Spa	$14	$—	$—
Sheraton Memphis Downtown	27	—	—
Hilton Melbourne South Wharf	49	—	—
Sheraton Indianapolis Hotel at Keystone Crossing	9	—	—
San Diego Marriott Mission Valley	—	47	—
Manhattan Beach Marriott	—	48	—
Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Chile	—	19	—
Atlanta Marriott Perimeter Center	—	39	—
Seattle Airport Marriott	—	69	—
Four hotels in New Zealand	—	21	—
Delta Meadowvale Hotel & Conference Centre	—	—	2
Sheraton Needham	—	—	18
Park Ridge Marriott and Chicago Marriott O'Hare	—	—	36
Kansas City Airport Marriott	—	—	3
Three hotels in New Zealand	—	—	30
The Ritz-Carlton San Francisco (1)	—	4	4
Maui Timeshare land (2)	2	2	2
Chicago Marriott O'Hare commercial land	4	—	—
Other	3	4	—
	$108	$253	$95
___________
(1)	Represents the recognition of previously deferred gains related to the 2012 sale of The Ritz-Carlton San Francisco.
(2)	Represents amortization of the previously deferred gain related to the land contributed to the Maui JV.

Equity in Earnings of Affiliates.  Equity in earnings of affiliates primarily reflects our interest in the operations of the Euro JV and our domestic joint ventures owning three hotels and a vacation ownership project. The increase in equity in earnings of affiliates in 2017 primarily reflects improved operations at the Euro JV hotels, while the decrease in 2016 was due to the sale of nine properties in 2015 by the Euro JV.

Benefit (provision) for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The tax provision in 2017 primarily reflects $17 million of capital gain tax on the sale of our hotel in Australia, the reduction of certain deferred tax assets as a result of the Tax Cuts and Jobs Act passed in December 2017 in the amount of $11 million and an increase in domestic corporate income taxes resulting from increased profitability of hotel operations retained by the TRS. The tax provision in 2016 primarily relates to domestic and foreign corporate income taxes on hotel operations retained by the TRS and $9 million of capital gain tax on the sale of our two properties in Chile.

Comparable Hotel Sales Overview

While management evaluates the performance of each individual hotel against its competitive set in a given market, we also evaluate our overall portfolio operating results by geographic location and by mix of business (i.e. transient, group or contract). As of December 31, 2017, 87 of our 94 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels.

2017 Compared to 2016

Comparable Hotel Sales by Location.

The following table sets forth performance information for our comparable hotels by location as of December 31, 2017 and 2016:

Comparable Hotels by Location in Constant US$(1)

	As of December 31, 2017		Year ended December 31, 2017			Year ended December 31, 2016
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$340.98	90.7%	$309.15	$330.98	90.6%	$299.86	3.1%
Florida Gulf Coast	3	1,043	362.53	71.4	258.86	360.91	71.4	257.54	0.5
New York	6	6,000	292.24	88.5	258.67	297.49	88.2	262.33	(1.4)
Jacksonville	1	446	349.70	71.0	248.28	337.37	71.5	241.38	2.9
San Francisco/San Jose	4	2,912	259.12	83.1	215.30	261.08	83.2	217.23	(0.9)
Washington, D.C. (CBD)	5	3,238	257.16	82.2	211.42	244.72	81.5	199.37	6.0
Seattle	2	1,315	232.84	83.7	194.80	221.43	78.7	174.27	11.8
Los Angeles	3	1,414	218.15	89.0	194.24	211.73	89.5	189.44	2.5
Boston	4	3,185	234.25	81.5	190.88	231.16	80.2	185.42	2.9
San Diego	3	2,981	216.93	82.0	177.82	206.98	84.2	174.35	2.0
Philadelphia	2	810	199.69	82.4	164.54	208.55	73.6	153.58	7.1
Chicago	6	2,392	197.52	79.4	156.83	203.33	77.4	157.43	(0.4)
Phoenix	4	1,518	206.51	73.9	152.54	211.64	68.3	144.50	5.6
Atlanta	5	1,939	195.60	77.0	150.69	193.33	78.0	150.86	(0.1)
Orange County	4	1,429	188.85	79.2	149.51	191.92	76.7	147.25	1.5
Denver	2	735	179.96	79.0	142.20	179.94	73.5	132.25	7.5
New Orleans	1	1,333	175.51	77.0	135.13	179.79	76.5	137.53	(1.7)
Northern Virginia	6	2,502	179.18	75.3	134.88	171.96	74.1	127.49	5.8
San Antonio	2	1,513	181.55	72.2	131.01	177.04	70.1	124.08	5.6
Houston	4	1,716	178.11	72.1	128.50	178.43	73.4	130.96	(1.9)
Orlando	1	2,004	179.30	70.1	125.62	175.58	69.6	122.17	2.8
Miami	2	843	157.48	75.0	118.14	157.15	84.6	132.92	(11.1)
Other	8	3,596	166.34	72.8	121.10	166.38	72.2	120.11	0.8
Domestic	81	46,546	228.89	79.8	182.76	227.06	79.1	179.70	1.7

International	6	1,811	179.64	62.9	113.05	201.66	63.9	128.79	(12.2)
All Locations - Constant US$	87	48,357	227.42	79.2	180.14	226.28	78.6	177.79	1.3

Comparable Hotels in Nominal US$
	As of December 31, 2017		Year ended December 31, 2017			Year ended December 31, 2016
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	6	1,811	$179.64	62.9%	$113.05	$195.31	63.9%	$124.73	(9.4)%
Domestic	81	46,546	228.89	79.8	182.76	227.06	79.1	179.70	1.7
All Locations	87	48,357	227.42	79.2	180.14	226.09	78.6	177.64	1.4

___________

(1)	For a discussion of constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Hotel Sales by Business Mix.

The majority of our customers fall into three broad categories:  transient, group and contract business. The information below is derived from business mix results from 87 comparable hotels for which 2017 and 2016 business mix information is available. In 2017, overall revenue growth for our comparable hotels was driven by increases in transient and contract revenue of 0.8% and 16.2%, respectively. The increase in transient revenue was driven by an increase in room nights sold of 0.8% while transient average rate remained consistent with 2016. Contract business benefited from a 15.9% increase in room nights due to additional airline contracts at hotels in markets where new supply or demand concerns warranted negotiating multi-year contracts at average rates exceeding $200 per night. Group revenues declined 0.6% compared to the prior year, due to a decline in group room nights sold of 2.1%, partially offset by a 1.5% average room rate increase. Group volume was negatively impacted by difficult comparisons with the Olympics in 2016 for our properties in Brazil and a decline in corporate group business.

2016 Compared to 2015

Comparable Hotel Sales by Location.

As of December 31, 2016, 88 of our 96 owned hotels were classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of 88 comparable hotels. The following table sets forth performance information for our comparable hotels by geographic location as of December 31, 2016 and 2015:

Comparable Hotels by Location in Constant US$(1)

	As of December 31, 2016		Year ended December 31, 2016			Year ended December 31, 2015
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$330.98	90.6%	$299.86	$323.10	88.7%	$286.48	4.7%
Florida Gulf Coast	3	1,043	360.91	71.4	257.54	353.68	73.6	260.48	(1.1)
New York	6	5,999	297.49	88.2	262.33	307.40	89.0	273.48	(4.1)
San Francisco/San Jose	4	2,912	261.08	83.2	217.23	253.52	83.2	210.81	3.0
Jacksonville	1	446	337.37	71.5	241.38	327.75	73.4	240.52	0.4
Washington, D.C. (CBD)	5	3,238	244.72	81.5	199.37	235.56	77.4	182.38	9.3
Boston	4	3,185	231.16	80.2	185.42	228.47	79.6	181.85	2.0
Philadelphia	1	419	185.65	84.3	156.52	186.63	81.9	152.85	2.4
Chicago	6	2,392	203.33	77.4	157.43	202.05	75.7	152.87	3.0
Los Angeles	3	1,414	211.73	89.5	189.44	194.18	87.9	170.73	11.0
Seattle	2	1,315	221.43	78.7	174.27	216.74	80.7	174.96	(0.4)
Atlanta	5	1,939	193.33	78.0	150.86	189.83	75.7	143.73	5.0
Phoenix	3	1,241	215.97	71.1	153.51	210.15	71.1	149.42	2.7
San Diego	3	2,981	206.98	84.2	174.35	201.70	82.0	165.31	5.5
New Orleans	1	1,333	179.79	76.5	137.53	172.38	71.9	123.94	11.0
Denver	2	735	179.94	73.5	132.25	175.63	72.8	127.88	3.4
Houston	3	1,143	196.50	71.3	140.14	204.14	69.4	141.65	(1.1)
Miami	2	843	157.15	84.6	132.92	160.20	86.0	137.78	(3.5)
Orange County	4	1,429	191.92	76.7	147.25	188.86	73.5	138.83	6.1
Northern Virginia	6	2,501	171.96	74.1	127.49	170.55	73.3	125.04	2.0
San Antonio	2	1,513	177.04	70.1	124.08	178.36	69.1	123.21	0.7
Orlando	1	2,004	175.58	69.6	122.17	173.78	69.9	121.46	0.6
Other	11	5,473	166.94	70.8	118.22	162.81	67.1	109.17	8.3
Domestic	81	47,180	226.07	79.0	178.61	224.23	77.7	174.18	2.5

International	7	2,196	198.82	68.5	136.15	188.26	67.1	126.27	7.8
All Locations - Constant US$	88	49,376	225.01	78.5	176.71	222.83	77.2	172.04	2.7

Comparable Hotels in Nominal US$
	As of December 31, 2016		Year ended December 31, 2016			Year ended December 31, 2015
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	7	2,196	$198.82	68.5%	$136.15	$197.89	67.1%	$132.73	2.6%
Domestic	81	47,180	226.07	79.0	178.61	224.23	77.7	174.18	2.5
All Locations - Nominal US$	88	49,376	225.01	78.5	176.71	223.21	77.2	172.33	2.5
___________
(1)	For a discussion of constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Hotel Sales by Business Mix.

The information below is derived from business mix results from 88 comparable hotels for which 2016 and 2015 business mix information is available. In 2016, overall revenue growth was due to both group and transient growth. Overall, group revenues improved 4.5% compared to the prior year, consisting of a 2.4% average room rate increase coupled with a 2.1% growth in group room nights sold. Our hotels were able to drive group business through higher-rated association business, which led to a 7.5% increase in revenue. Corporate group revenue increased 5.8% while government and leisure group declined 2.9%. Revenue from our transient business increased 1.2%, reflecting an increase of 0.7% in average rate and an increase of 0.5% in room nights sold. Special corporate rooms declined 3.6%, as weakness in corporate business travel resulted in a negative mix shift, as operators replaced higher rated corporate business with lower rated business, such as contract, discount or government.

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

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. We have access to multiple types of financing as substantially all of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotel properties. Our senior unsecured debt is rated investment grade by Moody’s Investor Services, Fitch Ratings and Standard & Poor’s Rating Service, which has allowed us to borrow capital at lower rates than previously achieved. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs. During 2017, we issued $400 million of senior notes and amended and restated our credit facility, extending its maturity.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and maturity schedule, we will continue to redeem or refinance senior notes from time to time, taking advantage of favorable market conditions. In February 2018, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes and mortgage debt other than in accordance with its terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date of our debt will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

We continue to explore potential acquisitions and dispositions. We anticipate that any such future acquisitions will be funded primarily by proceeds from sales of properties, but also potentially from equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt, available cash or advances under our credit facility. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase or that we will be successful in disposing of any one or more of our properties. We may acquire additional properties or dispose of properties through various structures, including transactions involving single assets, portfolios, joint ventures, acquisitions of the securities or assets of other REITs or spin off distributions of hotel properties to our stockholders.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to pay dividends are provided by Host L.P. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. We have no significant debt maturities until 2020.

Capital Resources. As of December 31, 2017, we had $913 million of cash and cash equivalents and $822 million of available capacity remaining under the revolver portion of the credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

Sources and Uses of Cash. In 2017, our primary sources of cash included cash from operations, proceeds from asset sales, and the issuance of senior notes. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, debt repayments, and distributions to equity holders. We anticipate that our sources and uses of cash will be similar during 2018.

Cash Provided by Operations. Our cash provided by operations for 2017 decreased $72 million to $1,230 million compared to 2016, as an overall increase in earnings at the property-level was offset by increases in income taxes and interest paid. The decline also reflects an increase in receivables due from our managers and other assets compared to 2016.

Cash Used in Investing Activities. Approximately $267 million of cash was used in investing activities during 2017 compared to $99 million in 2016. In addition to the acquisition and disposition activity detailed in the charts below, we spent approximately $277 million on capital expenditures, compared to $519 million in 2016. Additionally, we have capitalized certain internal costs and interest expense associated with our capital expenditures projects in accordance with GAAP. These capitalized costs were $8 million, $10 million and $13 million for 2017, 2016 and 2015, respectively. Cash provided by investing activities consisted of proceeds from the sale of four hotels in 2017 and ten hotels in 2016, property insurance proceeds in 2017, as well as the return of investment from joint ventures in both 2017 and 2016.

The following tables summarize significant acquisitions, dispositions and return of investments in affiliates from January 1, 2016 through February 21, 2018 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions
December	2017	Investment in Euro JV - Acquisition of Hilton Amsterdam Airport Schiphol	$(27)
March	2017	Acquisition of the Miami Marriott Biscayne Bay ground lease	(38)
March	2017	Acquisition of the W Hollywood	(219)
February	2017	Acquisition of The Don CeSar and Beach House Suites complex	(214)
June - July	2016	Acquisition of the Key Bridge Marriott ground lease	(54)
		Total acquisitions	$(552)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions/Return of Investments in Affiliates
January	2018	Disposition of Key Bridge Marriott	$181	$190
December	2017	Distribution from Euro JV	9	N/A
September	2017	Disposition of Sheraton Indianapolis at Keystone Crossing	64	66
July	2017	Disposition of Hilton Melbourne South Wharf(2)	182	184
April	2017	Disposition of Sheraton Memphis Downtown	66	67
January	2017	Disposition of JW Marriott Desert Springs Resort & Spa	160	172
September	2016	Disposition of Novotel Christchurch Cathedral Square and ibis Christchurch	26	31
August	2016	Distribution from Hyatt Place Nashville JV	14	N/A
June	2016	Disposition of Atlanta Marriott Perimeter Center	68	71
June	2016	Disposition of Seattle Airport Marriott	90	97
June	2016	Disposition of Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Chile	89	95
May	2016	Disposition of Manhattan Beach Marriott	78	82
February - March	2016	Disposition of Novotel Wellington and ibis Wellington	44	45
February	2016	Disposition of San Diego Marriott Mission Valley	72	76
February	2016	Distribution from Asia/Pacific JV	9	9
		Total	$1,152
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)	Immediately prior to the sale, we acquired the 25% interest from the non-controlling partner for $27 million.

Cash Used in Financing Activities. Net cash used in financing activities was $402 million for 2017, as compared to $1,037 million in 2016. Cash provided by financing activities in 2017 included the issuance of the Series G senior notes. Cash used in financing activities in 2017 primarily consisted of dividend payments and the repayment of mortgage debt, while 2016 also included the repurchase of Host Inc. common stock.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2016 through February 21, 2018 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
March	2017	Proceeds from the issuance of $400 million 3⅞% Series G senior notes	$395
		Total issuances	$395

The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2016 through February 21, 2018 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
January - December	2017	Net repayment on the revolver portion of credit facility	$(55)
July	2017	Repayment of A$86 million mortgage loan on Hilton Melbourne South Wharf	(69)
January - December	2016	Net repayment on the revolver portion of credit facility	(82)
September	2016	Repayment of NZ$23 million mortgage loan on Novotel and ibis Christchurch	(17)
April	2016	Repayment of mortgage loan on the Hyatt Regency Reston hotel	(100)
February - March	2016	Repayment of NZ$30 million mortgage loan on Novotel and ibis Wellington	(20)
		Total cash repayments	$(343)

Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2016 through February 21, 2018 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January	2018	Dividend payment (1)(2)	$(185)
January - December	2017	Dividend payments (2)	(628)
January - December	2016	Dividend payments (2)	(596)
January - December	2016	Repurchase of 13.8 million shares of Host Inc. common stock	(218)
		Cash payments on equity transactions	$(1,627)
(1)	Our dividend payment for the fourth quarter of 2017 was made in January 2018, but was accrued at December 31, 2017.
(2)	In connection with the dividends, Host L.P. made distributions of $187 million in 2018, $635 million in 2017 and $603 million in 2016 to its common unit holders.

Financial Condition

As of December 31, 2017, our total debt was approximately $4.0 billion, of which 70% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2017	2016
Series Z senior notes, with a rate of 6% due October 2021	$298	$297
Series B senior notes, with a rate of 5¼% due March 2022	348	347
Series C senior notes, with a rate of 4¾% due March 2023	447	446
Series D senior notes, with a rate of 3¾% due October 2023	398	398
Series E senior notes, with a rate of 4% due June 2025	496	496
Series F senior notes, with a rate of 4½% due February 2026	396	396
Series G senior notes, with a rate of 3⅞% due April 2024	395	—
Total senior notes	2,778	2,380
Credit facility revolver	174	209
2017 Credit facility term loan due May 2021	498	500
2015 Credit facility term loan due September 2020	498	497
Mortgage debt (non-recourse) and other, with an average interest rate of 8.8% and 3.4% at December 31, 2017 and 2016, respectively, maturing through February 2024	6	63
Total debt	$3,954	$3,649

Aggregate debt maturities at December 31, 2017 are as follows (in millions):

	Senior notes
	and	Mortgage debt
	credit facility	and other	Total
2018	$—	$—	$—
2019	—	—	—
2020	500	—	500
2021	978	—	978
2022	350	—	350
Thereafter	2,150	5	2,155
	3,978	5	3,983
Deferred financing costs	(27)	—	(27)
Unamortized (discounts) premiums, net	(3)	—	(3)
Capital lease obligations	—	1	1
	$3,948	$6	$3,954

Senior Notes. The following summary is a description of the material provisions of the indentures governing the various senior notes issued by Host L.P., to which we refer collectively as the senior notes indenture. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host L.P.’s unsubordinated indebtedness and senior to all subordinated obligations of Host L.P.

Guarantees. Under the senior notes indentures, all Host L.P. subsidiaries which guarantee Host L.P. debt are required to similarly guarantee debt issuances under the indenture.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

On March 20, 2017, Host L.P. completed an underwritten public offering of $400 million aggregate principal amount of its 3.875% Series G senior notes due 2024. At any time, upon not less than 15 nor more than 60 days’ notice, the Series G senior notes will be redeemable at Host L.P.’s option, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a make-whole premium as set forth in the Indenture, plus accrued and unpaid interest to the redemption date. Host L.P. also may redeem the Series G senior notes within the period beginning 60 days prior to the April 1, 2024 maturity date, in whole or in part, upon not less than 15 nor more than 60 days’ notice, at a redemption price equal to 100% of the principal amount of the Series G senior notes to be redeemed, plus accrued and unpaid interest to the redemption date. No senior notes were issued in 2016.

The Series G senior notes have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends. These senior notes have covenants similar to our Series D, E, and F senior notes, but are different than the covenants applicable to our prior series of senior notes issued before we attained our investment grade rating.

Under the terms of the Series D, E, F and G senior notes, Host L.P.’s ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 1.5x by Host L.P. As calculated, this ratio excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on Host L.P.’s consolidated statement of operations. In addition, the calculation is based on Host L.P.’s pro forma results for the four prior fiscal quarters, giving effect to certain transactions, such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Other covenants limiting Host L.P.’s ability to incur indebtedness include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), maintaining secured indebtedness of less than 40% of adjusted total assets (using undepreciated real estate book values) and maintaining total unencumbered assets of at least 150% of the aggregate principal amount of outstanding unsecured indebtedness of Host L.P. and its subsidiaries. So long as Host L.P. maintains the required level of interest coverage and satisfies these and other conditions in the senior notes indenture, it may incur additional debt.

We are in compliance with all of the financial covenants applicable to our Series D, E, F and G senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D, E, F and G senior notes and our actual credit ratios as of December 31, 2017:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	498%		Minimum ratio of 150%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.3	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

Currently, our senior notes have an investment grade rating from Moody's, Standard & Poor's and Fitch Ratings. As a result, many of the restrictive covenants contained in the senior notes indenture and the supplemental indentures for our prior series of senior notes are not applicable, as they do not apply for so long as such series of notes maintain an investment grade rating from both Moody's and Standard & Poor's. The following primary covenants continue to apply to our existing senior notes (other than our Series D, E, F and G senior notes):

•	restrict our ability to sell all or substantially all of our assets or merge with or into other companies; and
•	require us to make an offer to repurchase the existing senior notes then currently outstanding upon the occurrence of a change of control.

If our senior notes no longer are rated investment grade by either or both of Moody's and Standard & Poor's, then the following covenants and other restrictions will be reinstated for our senior notes (but will not apply to the Series D, E, F and G senior notes which have different covenants):

•

our ability to incur indebtedness and make distributions will be subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-tointerest coverage ratio of at least 2.0x. We will be able to make distributions to enable Host Inc. to pay dividends on its preferred stock, if any, under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture applicable to our non-investment grade senior notes based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, and amortization of debt premiums or discounts that were recorded at acquisition of a loan in order to establish the debt at fair value. These amounts are included in interest expense on our consolidated statements of operations;

•

other covenants limiting our ability to incur indebtedness and make distributions would include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), excluding intangible assets, and maintaining secured indebtedness and subsidiary indebtedness of less than 45% of adjusted total assets (using undepreciated real estate book values). So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture applicable to our existing senior notes, we may make preferred or common OP unit distributions and incur additional debt, including debt incurred in connection with an acquisition. Even if we are below the coverage levels otherwise required to incur debt and make distributions when our senior notes no longer are rated investment grade, we still will be permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $400 million of mortgage debt, which proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $150 million of other debt. We also will be permitted to make distributions of estimated taxable income that are necessary to maintain Host Inc.'s REIT status;

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

The following summarizes the actual credit ratios for our senior notes (other than the Series D, E, F and G senior notes) as of December 31, 2017 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	504%		Minimum ratio of 125%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.2	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F and Series G senior notes and our other senior notes, our actual ratios as reported can be slightly different.

Credit Facility. On May 31, 2017 we entered into the fourth amended and restated senior revolving credit and term loan facility with Bank of America, N.A. as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pound sterling and, if available to the lenders, Mexican pesos of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican pesos borrowings. The credit facility also provides for the existing term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in U.S. dollars, Canadian dollars, Euros or British pounds sterling and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the revolving credit facility and/or term loan facility of the credit facility by up to $500 million, subject to obtaining additional loan commitments and the satisfaction of certain conditions.

The revolving credit facility has an initial scheduled maturity of May 2021, with the option for Host L.P. to extend the term for two additional six-month terms, subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties, and $500 million of term loans have an initial scheduled maturity of May 2021, with an option for Host L.P. to extend the term for one additional year, subject to similar conditions. A second $500 million of term loans was not affected by the restatement and is scheduled to mature in September 2020.

Neither the revolving credit facility nor the term loans, as applicable, requires any scheduled amortization payments prior to maturity. The term loans otherwise are subject to the same terms and conditions as those in the credit facility regarding subsidiary guarantees, operational covenants, financial covenants and events of default (as discussed below).

Guarantees. The credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. debt to similarly guarantee obligations under the credit facility but otherwise removed the requirement under the prior agreement that guarantees and pledges are required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating.

Prepayments. Voluntary prepayments of revolver borrowings and term loans under the credit facility are permitted in whole or in part without premium or penalty. The loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to below $10 billion if we do not reinvest the proceeds of those asset sales in new properties. At December 31, 2017, we have adjusted total assets, as defined in our credit facility, of $20 billion.

Financial Covenants.  The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Thus, so long as there are no amounts outstanding thereunder and the term loans are repaid, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the revolver portion of the credit facility in the future if we were ever to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish its fair value and non-cash interest expense, all of which are included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, pursuant to which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2017:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.2	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.6	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.8	x	Minimum ratio of 1.75x
___________
(1)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. The margin ranges from 82.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2017, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points. Interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 90 to 175 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2017, our applicable margin on LIBOR loans under both term loans is 110 basis points.

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

Mortgage Debt of Unconsolidated Partner Interests. We own non-controlling interests in partnerships and joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships and joint ventures attributable to us, based on our ownership percentage thereof, was $472 million at December 31, 2017. The mortgage debt related to the hotels owned by our Euro JV contains operating covenants that could result in the joint venture being required to escrow cash from operations or to make principal payments without penalty. The debt of our unconsolidated joint ventures is non-recourse to us. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share and a special cash dividend of $0.05 per share on its common stock on January 16, 2018 to stockholders of record as of December 29, 2017. The $0.20 per share dividend represents Host Inc.’s intended regular quarterly cash dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or increased dividends, which dividends could be in excess of taxable income. Any special dividend will be subject to approval by Host Inc.’s Board of Directors.

Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of December 31, 2017, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the holders for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.

Investors should take into account the 1% non-controlling position of Host L.P. OP units when analyzing dividend payments by Host Inc. to its stockholders, as these holders of OP units share, on a pro rata basis, in amounts being distributed by Host L.P. to holders of its OP units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to the other common OP unitholders.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligations to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the available capacity under the revolver portion of our credit facility is mitigated, as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2017, all our derivative contracts were in liability positions. Therefore, we had no exposure risk related to our derivative contracts.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), pursuant to which we have certain contingent liabilities and/or guarantees. Contingencies included on our balance sheet are discussed in Part II Item 8. “Financial Statements and Supplementary Data – Note 16. “Guarantees and Contingencies.” As of December 31, 2017, we are party to the following material off-balance sheet arrangements:

European Joint Venture. The Euro JV consists of two separate funds, with our partners APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund (“APG”) and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We serve as the general partner for the joint venture and have a combined general and limited partner interest of 32.1% of Euro JV Fund I and 33.4% of Euro JV Fund II. Due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Euro JV is not consolidated in our financial statements. As of December 31, 2017, the book value of the total assets of the Euro JV are approximately €1.7 billion.

Our investment and partners’ funding as of December 31, 2017 is as follows:

	Host's Net Investment		Total Partner Funding
	Euros (in millions)	US$ (in millions)	Euros (in millions)
Euro JV Fund I	€105	$126	€440
Euro JV Fund II	121	145	371
	€226	$271	€811

The commitment period for both funds for acquisitions has expired. The remaining commitment is limited to investments in the current portfolio of hotels, including capital expenditures and debt repayments.

As asset manager of the Euro JV funds, we earn an asset management fee based on the amount of equity invested, which in 2017, 2016 and 2015 aggregated approximately $8 million, $8 million and $11 million, respectively.

During 2017, the Euro JV distributed €82 million to its partners, of which Host’s share was €26 million ($31 million). During 2016, the Euro JV distributed €47 million to its partners, of which Host’s share was €15 million ($18 million). In 2015, the Euro JV distributed €328.5 million to its partners, of which Host’s share was €107 million ($115 million), which distribution primarily was funded by proceeds from the disposition of nine hotels. The Euro JV invested approximately €22 million in 2017 and €23 million in both 2016 and 2015, in capital expenditures projects.

In December 2017, the Euro JV acquired the Hilton Amsterdam Airport Schiphol for €148 million ($175 million). In connection with the acquisition, the partnership entered into a mortgage loan in the amount of €81.4 million which matures on December 13, 2022 and the partners contributed €70 million, of which Host contributed €23 million ($27 million).

The Euro JV has €857 million of debt, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. The weighted average interest rate of the Euro JV debt is 2.4% and it has a weighted average maturity of 3.7 years.

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

As of December 31, 2017, the partners have invested approximately $104 million (of which our share is $26 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. This joint venture owns seven hotels in Delhi, Bangalore and Chennai, totaling approximately 1,720 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

Maui Joint Venture. We own a 67% interest in a joint venture with an affiliate of HV Global Group, a subsidiary of Interval Leisure Group (“Interval”), that owns a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). Our ownership is a non-controlling interest as a result of the significant economic rights held by the Interval member, which also is the managing member. Since 2012, we have contributed approximately $87 million to the Maui JV, which includes the contribution of land valued at $36 million. During 2017, the Maui JV repaid its outstanding construction loan, releasing us of our guarantees, and it began making distributions to its partners. During 2017, we received a distribution of $7 million from the Maui JV. During 2017, 2016 and 2015, the Maui JV recognized $54 million, $55 million and $76 million, respectively, of sales of timeshare units.

Hyatt Place Joint Venture. We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. The joint venture has a $60 million mortgage loan that is non-recourse to us. Due to the significant participating rights of our partner, we do not consolidate the joint venture in our financial statements. During 2017, we received approximately $3 million of distributions from the joint venture as a result of excess cash from operations.

Harbor Beach Joint Venture. We own a 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has approximately $150 million of mortgage debt that is non-recourse to us. Due to significant participating rights of our partner, we do not consolidate the joint venture in our financial statements. During 2017, we received approximately $7 million of distributions from the joint venture as a result of excess cash from operations.

For additional discussion on each of our joint venture investments, see Part II Item 8. Financial Statements and Supplementary Data – Note 3. “Investments in Affiliates.”

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2017 (in millions):

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt obligations (1)	$4,821	$158	$811	$1,553	$2,299
Capital lease obligations	1	1	—	—	—
Operating lease obligations	1,487	42	80	76	1,289
Purchase obligations (2)	210	181	29	—	—
Other long-term liabilities reflected on the balance sheet (3)	26	1	6	—	19
Total	$6,545	$383	$926	$1,629	$3,607
___________

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been reflected based on the weighted average interest rate.
(2)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(3)	The amounts shown include deferred management fees, obligations to third-parties related to prior property transactions and the estimated amount of tax expense related to uncertain tax liabilities.

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

Tax Indemnification Agreements. As a result of certain federal and state income tax considerations of the former owners of two hotels currently owned by Host L.P., we have agreed to restrictions on selling such hotels, or repaying or refinancing mortgage debt, for varying periods. One of these agreements expires in 2028 and the other in 2031.

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

•	Business Combinations;
•	Property and Equipment – Impairment testing;
•	Property and Equipment – Other-than-Temporary Impairment of an Investment;
•	Property and Equipment – Classification of Assets as “Held for Sale”; and
•	Basis of Presentation and Principles of Consolidation.

Application of New Accounting Standards

See Note 1 to the Consolidated Financial Statements in Item 8 for information regarding accounting standards we adopted in 2017 and other new accounting standards that have been issued by the Financial Accounting Standards Board (“FASB”) but are not effective until after December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. Beginning in 2015, the FASB issued a number of ASUs to provide further clarification related to this standard and to defer the effective date to reporting periods beginning after December 15, 2017. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which is required to be adopted concurrently, as it provides further guidance on accounting for the derecognition of and partial sales of a nonfinancial asset. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement with the asset. Upon adoption, we will implement these standards using a modified retrospective approach with a cumulative effect recognized with no restatements of prior period amounts.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related income tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. As a result of the standard, the share-based payment awards granted in 2017 are equity-classified awards, and the excess tax benefits or deficiencies that are generated or incurred based on the difference between the intrinsic value of the award and the grant-date fair value is recognized as income tax benefit or expense on the income statement. The adoption of this standard has not had a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that, on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. We adopted this standard beginning January 1, 2017. As a result, amounts included in restricted cash and furniture, fixtures and equipment replacement fund on our consolidated balance sheet are included with cash and cash equivalents on the consolidated statement of cash flows. These items totaled $196 million, $172 million and $156 million for the years ended December 31, 2017, 2016 and 2015, respectively. The adoption of this standard did not change our balance sheet presentation.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard adopts a two-step approach wherein, if substantially all the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction will be considered an asset purchase. As a result of this standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. The standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted.

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

Of the 94 hotels that we owned on December 31, 2017, 87 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2017 are excluded from comparable hotel results for these periods:

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
The operating results of 14 hotels disposed of in 2017 and 2016 are not included in comparable hotel results for the periods presented herein. None of our hotels have been excluded from our comparable hotel results due to Hurricanes Harvey or Irma. In 2018, the following hotels will be excluded from our comparable hotel results because they will be undergoing large-scale capital projects during the comparable periods reported: the San Francisco Marriott Marquis; The Ritz-Carlton, Naples; and The Phoenician. We also will exclude the Key Bridge Marriott, which we sold in January, along with any hotels acquired or sold during 2018.

As of December 31, 2016, 88 of our 96 hotels were classified as comparable. The operating results of the following hotels that we owned as of December 31, 2016 are excluded from comparable hotel results for these periods:

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

•

Marriott Marquis San Diego Marina, removed in the first quarter of 2015 (business interruption due to the demolition of the existing conference center and construction of the construction of the new exhibit hall);

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

Constant US$ and Nominal US$

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for 2016 assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in 2017, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with the manner in which we would evaluate our domestic portfolio. However, the effect of changes in foreign currency has been reflected in the actual results of net income, EBITDA, Adjusted EBITDAre, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations consistent with our financial statement presentation.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) EBITDA, EBITDAre and Adjusted EBITDAre as a measure of performance for Host Inc. and Host L.P., (ii) Funds From Operations (“FFO”) and FFO per diluted share (both NAREIT and Adjusted), as a measure of performance for Host Inc., and (iii) comparable hotel property level operating results, as a measure of performance for Host Inc. and Host L.P.

We calculate EBITDAre and NAREIT FFO per diluted share in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre and FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although EBITDAre and FFO per diluted share are useful measures when comparing our results to other REITs, they may not be helpful to investors when comparing us to non-REITs. We also calculate Adjusted FFO per diluted share, which measure is not in accordance with NAREIT guidance and may not be comparable to measures calculated by other REITs. EBITDA and Adjusted EBITDAre, as presented, also may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), interest expense (for EBITDA, EBITDAre, and Adjusted EBITDAre purposes only) and other items have been and will be made and are not reflected in the EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations and cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, NAREIT FFO per diluted share, Adjusted FFO per diluted share, EBITDA, EBITDAre and Adjusted EBITDAre should not be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, NAREIT FFO per diluted share and Adjusted FFO per diluted share do not measure, and should not be used as measures of, amounts that accrue directly to stockholders’ benefit.

Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and NAREIT FFO and Adjusted FFO include adjustments for non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in seven domestic and international partnerships that own a total of 21 properties and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host LP held by outside partners and interests ranging from 15% to 48% held by outside partners in two partnerships, each owning one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic implications of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

EBITDA, EBITDAre and Adjusted EBITDAre

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

EBITDAre and Adjusted EBITDAre

We present EBITDAre in accordance with NAREIT guidelines, as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate,” to provide an additional performance measure to facilitate the evaluation and comparison of our results with other REITs. NAREIT defines EBITDAre as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s pro rata share of EBITDAre of unconsolidated affiliates.

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s understanding of our operating performance. Adjusted EBITDAre also is similar to what is used in calculating certain credit ratios for our credit facility and senior notes. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:

•

Property Insurance Gains – We exclude the effect of property insurance gains reflected in our consolidated statements of operations because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets. In addition, property insurance gains could be less important to investors given that the depreciated asset book value written off in connection with the calculation of the property insurance gain often does not reflect the market value of real estate assets.

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the FASB promulgates new accounting standards that require the consolidated statements of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

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

In unusual circumstances, we also may adjust EBITDAre for gains or losses that management believes are not representative of the Company’s current operating performance. The last such adjustment was a 2013 exclusion of a gain from an eminent domain claim.

In the past, we presented Adjusted EBITDA as a supplemental measure of our performance. That metric is calculated in a similar manner as Adjusted EBITDAre presented here, with the exception of the adjustment for non-controlling partners’ pro rata share of Adjusted EBITDA, which totaled $11 million in 2016. The rationale for including 100% of EBITDAre for consolidated affiliates with non-controlling interests is that the full amount of any debt of these affiliates is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table provides a reconciliation of net income to EBITDA, EBITDAre and Adjusted EBITDAre (in millions):

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

	Year ended December 31,
	2017	2016
Net income (1)	$571	$771
Interest expense	167	154
Depreciation and amortization	708	724
Income taxes	80	40
EBITDA (1)	1,526	1,689
Gain on dispositions (2)	(100)	(250)
Non-cash impairment loss	43	—
Equity investment adjustments:
Equity in earnings of Euro JV (3)	(18)	(8)
Equity in earnings of affiliates other than Euro JV	(12)	(13)
Pro rata EBITDAre of Euro JV (3)	40	36
Pro rata EBITDAre of equity investments other than Euro JV	31	29
EBITDAre (1)(4)	1,510	1,483
Adjustments to EBITDAre:
Acquisition costs	1	—
Gain on property insurance settlement	(1)	(1)
Adjusted EBITDAre (1)(4)	$1,510	$1,482
___________
(1)

Net Income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO include a gain of $2 million for each of the years ended December 31, 2017 and 2016 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture and a gain of $4 million for the year ended December 31, 2017 for the sale of excess land in Chicago.

(2)	Reflects the sale of four hotels in 2017 and the sale of ten hotels in 2016.
(3)	Represents our share of earnings from our European Joint Venture (“Euro JV”) in which we hold an approximate one-third non-controlling interest.
(4)

Effective December 31, 2017, we present EBITDAre, reported in accordance with NAREIT guidelines, and Adjusted EBITDAre as supplemental measures of our performance. Our prior year results have been restated to conform with the current year presentation. Under the new presentation, we include all of the EBITDA of consolidated partnerships, including the non-controlling partners’ share, which has increased the previously reported 2016 Adjusted EBITDA by $11 million.

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

We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. As a result of the reduction of corporate income tax rates from 35% to 21% caused by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and increase the provision for income taxes by approximately $11 million. Additionally, similar corporate income tax rate reductions affected our European Joint Venture, causing the remeasurement of the net deferred tax assets and liabilities in France and Belgium, resulting in a net tax benefit to us of $5 million. We do not consider these adjustments to be reflective of our ongoing operating performance and therefore have excluded these items from Adjusted FFO. The last such adjustment prior to this was a 2013 exclusion of a gain from an eminent domain claim.

The following table provides a reconciliation of net income to NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Income

to NAREIT and Adjusted Funds From Operations per Diluted Share

	Year ended December 31,
	2017	2016
Net income (1)	$571	$771
Less: Net loss attributable to non-controlling interests	(7)	(9)
Net income attributable to Host Inc.	564	762
Adjustments:
Gain on dispositions (2)	(100)	(250)
Tax on dispositions	18	9
Gain on property insurance settlement	(1)	(1)
Depreciation and amortization	704	720
Non-cash impairment loss	43	—
Equity investment adjustments:
Equity in earnings of affiliates	(30)	(21)
Pro rata FFO of equity investments	56	48
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(4)	(4)
FFO adjustments for non-controlling interests of Host L.P.	(8)	(6)
NAREIT FFO (1)	1,242	1,257
Adjustments to NAREIT FFO:
Acquisition costs	1	—
Adjustment for Tax Reform (3)	6	—
Loss on debt extinguishment	1	—
Adjusted FFO (1)	$1,250	$1,257

For calculation on a per share basis (4):
Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	739.1	743.7
NAREIT FFO per diluted share	$1.68	$1.69
Adjusted FFO per diluted share	$1.69	$1.69
___________

(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(3)

As a result of the reduction of corporate income tax rates from 35% to 21% caused by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and increase the provision for income taxes by approximately $11 million. Additionally, similar corporate income tax rate reductions affected our European Joint Venture, causing the remeasurement of the net deferred tax assets and liabilities in France and Belgium, resulting in a net tax benefit to us of $5 million. We do not consider these adjustments to be reflective of our ongoing operating performance and therefore have excluded these items from Adjusted FFO.

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

Comparable Hotel Property Level Operating Results. We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit and EBITDA (and the related margins) on a comparable hotel, or “same store,” basis as supplemental information for investors. Our comparable hotel results present operating results for hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during these periods. We present comparable hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our comparable properties after removing the impact of our capital structure (primarily interest expense), and its asset base (primarily depreciation and amortization). Other corporate-level costs and expenses are also removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information into the ongoing operating performance of our comparable hotels. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient by themselves.

As a result of the elimination of corporate-level costs and expenses and depreciation and amortization, the comparable hotel operating results we present do not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and investors in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at comparable hotels (which represent the vast majority of our portfolio) or from other factors, such as the effect of acquisitions or dispositions. While management believes that presentation of comparable hotel results is a “same store” supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of these hotels, as these decisions are based on data for individual hotels and are not based on comparable hotel results. For these reasons, we believe that comparable hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2017	2016
Number of hotels	87	87
Number of rooms	48,357	48,357
Change in comparable hotel RevPAR -
Constant US$	1.3%	—
Nominal US$	1.4%	—
Operating profit margin (1)	12.5%	12.6%
Comparable hotel EBITDA margin (1)	27.85%	27.75%
Food and beverage profit margin (1)	31.4%	30.3%
Comparable hotel food and beverage profit margin (1)	31.2%	30.5%

Net income	$571	$771
Depreciation and amortization	751	724
Interest expense	167	154
Provision for income taxes	80	40
Gain on sale of property and corporate level income/expense	(44)	(175)
Non-comparable hotel results, net (2)	(177)	(180)
Comparable hotel EBITDA	$1,348	$1,334

	Year ended December 31, 2017				Year ended December 31, 2016
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$3,490	$(310)	$—	$3,180	$3,492	$(348)	$—	$3,144
Food and beverage	1,561	(178)	—	1,383	1,599	(204)	—	1,395
Other	336	(59)	—	277	339	(70)	—	269
Total revenues	5,387	(547)	—	4,840	5,430	(622)	—	4,808
Expenses
Room	899	(77)	—	822	893	(88)	—	805
Food and beverage	1,071	(119)	—	952	1,114	(144)	—	970
Other	1,906	(188)	—	1,718	1,924	(225)	—	1,699
Depreciation and amortization	751	—	(751)	—	724	—	(724)	—
Corporate and other expenses	98	—	(98)	—	106	—	(106)	—
Gain on insurance and business interruption settlements	(14)	14	—	—	(15)	15	—	—
Total expenses	4,711	(370)	(849)	3,492	4,746	(442)	(830)	3,474
Operating Profit - Comparable Hotel EBITDA	$676	$(177)	$849	$1,348	$684	$(180)	$830	$1,334
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

The interest payments on 70% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $12 million in 2018. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
								Fair
	2018	2019	2020	2021	2022	Thereafter	Total	Value
Liabilities
Debt:
Fixed rate (1)	$(4)	$(4)	$(4)	$296	$347	$2,152	$2,783	$2,933
Average interest rate	4.56%	4.56%	4.56%	4.52%	4.28%	4.16%

Variable rate (1)	$(2)	$(2)	$498	$677	$—	$—	$1,171	$1,183
Average interest rate (2)	2.52%	2.52%	2.50%	2.41%	—%	—%
Total debt							$3,954	$4,116

___________
(1)

The amounts are net of unamortized discounts and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.

(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2017. No adjustments are made for forecast changes in the rate.

Exchange Rate Sensitivity

We have currency exchange risk as a result of our hotel ownership in Brazil, Canada and Mexico and our investment in the European and Asia/Pacific joint ventures. We utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, and (iii) investing through partnership and joint venture structures. For 2017 and 2016, revenues from our consolidated foreign operations were $127 million and $171 million, or 2% and 3%, respectively, of our total revenues. Over the past few years, we have strategically exited international markets, including the disposition of one hotel in Australia in 2017 and six international properties in 2016. As a result, we have reduced our foreign currency exchange risk so that there now is minimal impact on our results of operations.

The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. During 2017, in connection with the maturity of a foreign currency forward purchase contract with a total notional amount of €15 million, for which we received total proceeds of approximately $4 million, we entered into a new foreign currency forward purchase contract with the same notional amount. We also made payments totaling approximately $2 million to settle forward currency hedges with a total notional amount of NZ$45 million and €55 million. The gain or loss related to the matured contracts is initially included in accumulated other comprehensive income and is recognized in earnings when the hedged investment has been repatriated.

As of December 31, 2017, we have three foreign currency forward sale contracts in the aggregate notional amount of $70 million that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our Canadian dollar and euro net investments in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation. The contracts are required to be measured at fair value on a recurring basis using significant other observable inputs. As a result, we recorded a liability of $5 million and an asset of $12 million as of December 31, 2017 and 2016, respectively, related to these foreign currency forward sale contracts. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss). We recorded a loss of $14 million and a gain of $6 million for the years ended December 31, 2017 and 2016, respectively. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. In addition to the foreign currency forward sale contracts, we have designated $129 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to other comprehensive income (loss). We recorded a loss of $14 million and a gain of $2 million for the years ended December 31, 2017 and 2016, respectively.

Item 8.      Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

McLean, Virginia
February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Host Hotels & Resorts, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

McLean, Virginia
February 26, 2018

Report of Independent Registered Public Accounting Firm

The Partners
Host Hotels & Resorts, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements.”) In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

McLean, Virginia
February 26, 2018

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(in millions, except per share amounts)

	December 31, 2017	December 31, 2016

ASSETS
Property and equipment, net	$9,692	$10,145
Assets held for sale	250	150
Due from managers	79	55
Advances to and investments in affiliates	327	286
Furniture, fixtures and equipment replacement fund	195	173
Other	236	225
Restricted cash	1	2
Cash and cash equivalents	913	372
Total assets	$11,693	$11,408

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,778	$2,380
Credit facility, including term loans of $996 million and $997 million, respectively	1,170	1,206
Mortgage debt and other	6	63
Total debt	3,954	3,649
Accounts payable and accrued expenses	283	278
Other	287	283
Total liabilities	4,524	4,210

Non-controlling interests - Host Hotels & Resorts, L.P.	167	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 739.1 million shares and 737.8 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,097	8,077
Accumulated other comprehensive loss	(60)	(83)
Deficit	(1,071)	(1,007)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,973	6,994
Non-controlling interests—other consolidated partnerships	29	39
Total equity	7,002	7,033
Total liabilities, non-controlling interests and equity	$11,693	$11,408

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016 and 2015

(in millions, except per common share amounts)

	2017	2016	2015
REVENUES
Rooms	$3,490	$3,492	$3,465
Food and beverage	1,561	1,599	1,568
Other	336	339	317
Total revenues	5,387	5,430	5,350
EXPENSES
Rooms	899	893	902
Food and beverage	1,071	1,114	1,110
Other departmental and support expenses	1,273	1,306	1,295
Management fees	239	236	226
Other property-level expenses	394	382	386
Depreciation and amortization	751	724	708
Corporate and other expenses	98	106	94
Gain on insurance and business interruption settlements	(14)	(15)	(2)
Total operating costs and expenses	4,711	4,746	4,719
OPERATING PROFIT	676	684	631
Interest income	6	3	4
Interest expense	(167)	(154)	(227)
Gain on sale of assets	108	253	95
Gain (loss) on foreign currency transactions and derivatives	(2)	4	(5)
Equity in earnings of affiliates	30	21	76
INCOME BEFORE INCOME TAXES	651	811	574
Provision for income taxes	(80)	(40)	(9)
NET INCOME	571	771	565
Less: Net income attributable to non-controlling interests	(7)	(9)	(7)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$564	$762	$558
Basic earnings per common share	$.76	$1.03	$.74
Diluted earnings per common share	$.76	$1.02	$.74

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
NET INCOME	$571	$771	$565
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	23	—	(71)
Change in fair value of derivative instruments	(14)	7	11
Amounts reclassified from other comprehensive income (loss)	14	17	3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	23	24	(57)
COMPREHENSIVE INCOME	594	795	508
Less: Comprehensive income attributable to non-controlling interests	(8)	(8)	(5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$586	$787	$503

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBISIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2017, 2016 and 2015

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-controlling Interest of Other Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P.
755.8	Balance, December 31, 2014	$8	$8,476	$(50)	$(1,098)	$52	$225
—	Net income	—	—	—	558	—	7
—	Other changes in ownership	—	81	—	—	(10)	(78)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(71)	—	(2)	—
—	Change in fair value of derivative instruments	—	—	11	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	3	—	—	—
32.1	Common stock issuances	—	401	—	—	—	—
0.6	Comprehensive stock and employee stock purchase plans	—	16	—	—	—	—
—	Common stock dividends	—	—	—	(599)	—	—
0.1	Redemptions of limited partner interests for common stock	—	3	—	—	—	(3)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	2	—
—	Distributions to non-controlling interests	—	—	—	—	(2)	(8)
(38.3)	Repurchase of common stock	—	(675)	—	—	—	—
750.3	Balance, December 31, 2015	$8	$8,302	$(107)	$(1,139)	$40	$143
—	Net income	—	—	—	762	—	9
—	Other changes in ownership	—	(30)	—	—	—	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	—	—	(1)	—
—	Change in fair value of derivative instruments	—	—	7	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	17	—	—	—
0.3	Common stock issuances	—	4	—	—	—	—
0.4	Comprehensive stock and employee stock purchase plans	—	8	—	—	—	—
—	Common stock dividends	—	—	—	(630)	—	—
0.6	Redemptions of limited partner interests for common stock	—	10	—	—	—	(10)
—	Distributions to non-controlling interests	—	—	—	—	—	(8)
(13.8)	Repurchase of common stock	(1)	(217)	—	—	—	—
737.8	Balance, December 31, 2016	$7	$8,077	$(83)	$(1,007)	$39	$165
—	Net income	—	—	—	564	—	7
—	Other changes in ownership	—	(8)	—	—	4	8
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	23	—	1	—
—	Change in fair value of derivative instruments	—	—	(14)	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	14	—	—	—
0.5	Common stock issuances	—	9	—	—	—	—
0.5	Comprehensive stock and employee stock purchase plans	—	13	—	—	—	—
—	Common stock dividends	—	—	—	(628)	—	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	(6)
—	Distributions to non-controlling interests	—	—	—	—	(15)	(7)
739.1	Balance, December 31, 2017	$7	$8,097	$(60)	$(1,071)	$29	$167

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
OPERATING ACTIVITIES
Net income	$571	$771	$565
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	751	724	708
Amortization of finance costs, discounts and premiums, net	7	7	21
Non-cash loss on extinguishment of debt	—	—	11
Stock compensation expense	11	12	11
Deferred income taxes	38	27	5
Gain on sale of assets	(108)	(253)	(95)
(Gain) loss on foreign currency transactions and derivatives	2	(4)	5
Gain on property insurance settlement	(1)	(1)	(2)
Equity in earnings of affiliates	(30)	(21)	(76)
Change in due from managers	(27)	(6)	17
Distributions from investments in affiliates	40	29	27
Changes in other assets	(18)	11	19
Changes in other liabilities	(6)	6	(56)
Net cash provided by operating activities	1,230	1,302	1,160

INVESTING ACTIVITIES
Proceeds from sales of assets, net	481	465	275
Return of investments in affiliates	13	23	106
Advances to and investments in affiliates	(30)	(5)	(4)
Acquisitions	(468)	(63)	(438)
Capital expenditures:
Renewals and replacements	(205)	(293)	(383)
Return on investment	(72)	(226)	(275)
Property insurance proceeds	14	—	11
Net cash used in investing activities	(267)	(99)	(708)

FINANCING ACTIVITIES
Financing costs	(9)	—	(11)
Issuances of debt	404	—	898
Draws on credit facility	340	734	845
Term loan issuance	—	—	500
Repayment of credit facility	(395)	(816)	(725)
Repurchase/redemption of senior notes	—	—	(1,001)
Mortgage debt and other prepayments and scheduled maturities	(69)	(137)	(35)
Common stock repurchase	—	(218)	(675)
Dividends on common stock	(628)	(596)	(646)
Distributions and payments to non-controlling interests	(49)	(8)	(10)
Other financing activities	4	4	3
Net cash used in financing activities	(402)	(1,037)	(857)
Effects of exchange rate changes on cash held	4	1	(16)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	565	167	(421)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	544	377	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,109	$544	$377

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2017, 2016 and 2015

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown within the statements of cash flows:

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$913	$372	$221
Restricted cash	1	2	15
Cash included in furniture, fixtures and equipment replacement fund	195	170	141
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,109	$544	$377

Supplemental schedule of noncash investing and financing activities:

During 2017, 2016 and 2015, Host Inc. issued approximately 0.3 million, 0.6 million and 0.1 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $6 million, $10 million and $3 million, respectively.

During 2015, holders of $399 million of our 2.5% Exchangeable Senior Debentures due 2029 elected to convert their debentures into 32 million shares of Host Inc. common stock.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(in millions)

	December 31, 2017	December 31, 2016

ASSETS
Property and equipment, net	$9,692	$10,145
Assets held for sale	250	150
Due from managers	79	55
Advances to and investments in affiliates	327	286
Furniture, fixtures and equipment replacement fund	195	173
Other	236	225
Restricted cash	1	2
Cash and cash equivalents	913	372
Total assets	$11,693	$11,408

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,778	$2,380
Credit facility, including term loans of $996 million and $997 million, respectively	1,170	1,206
Mortgage debt and other	6	63
Total debt	3,954	3,649
Accounts payable and accrued expenses	283	278
Other	287	283
Total liabilities	4,524	4,210

Limited partnership interests of third parties	167	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,032	7,076
Accumulated other comprehensive loss	(60)	(83)
Total Host Hotels & Resorts, L.P. capital	6,973	6,994
Non-controlling interests—consolidated partnerships	29	39
Total capital	7,002	7,033
Total liabilities, limited partnership interest of third parties and capital	$11,693	$11,408

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016 and 2015

(in millions, except per common unit amounts)

	2017	2016	2015
REVENUES
Rooms	$3,490	$3,492	$3,465
Food and beverage	1,561	1,599	1,568
Other	336	339	317
Total revenues	5,387	5,430	5,350
EXPENSES
Rooms	899	893	902
Food and beverage	1,071	1,114	1,110
Other departmental and support expenses	1,273	1,306	1,295
Management fees	239	236	226
Other property-level expenses	394	382	386
Depreciation and amortization	751	724	708
Corporate and other expenses	98	106	94
Gain on insurance and business interruption settlements	(14)	(15)	(2)
Total operating costs and expenses	4,711	4,746	4,719
OPERATING PROFIT	676	684	631
Interest income	6	3	4
Interest expense	(167)	(154)	(227)
Gain on sale of assets	108	253	95
Gain (loss) on foreign currency transactions and derivatives	(2)	4	(5)
Equity in earnings of affiliates	30	21	76
INCOME BEFORE INCOME TAXES	651	811	574
Provision for income taxes	(80)	(40)	(9)
NET INCOME	571	771	565
Less: Net loss attributable to non-controlling interests	—	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$571	$771	$565
Basic earnings per common unit	$.78	$1.05	$.76
Diluted earnings per common unit	$.78	$1.05	$.76

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
NET INCOME	$571	$771	$565
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	23	—	(71)
Change in fair value of derivative instruments	(14)	7	11
Amounts reclassified from other comprehensive income (loss)	14	17	3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	23	24	(57)
COMPREHENSIVE INCOME	594	795	508
Less: Comprehensive (income) loss attributable to non- controlling interests	(1)	1	2
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$593	$796	$510

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2017, 2016 and 2015

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties
739.9	Balance, December 31, 2014	$1	$7,385	$(50)	$52	$225
—	Net income	—	558	—	—	7
—	Other changes in ownership	—	81	—	(10)	(78)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(71)	(2)	—
—	Change in fair value of derivative instruments	—	—	11	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	3	—	—
31.4	Common OP unit issuances	—	401	—	—	—
0.6	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	16	—	—	—
—	Distributions on common OP units	—	(599)	—	—	(8)
0.1	Redemptions of limited partner interests for common stock	—	3	—	—	(3)
—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	2	—
—	Distributions to non-controlling interests	—	—	—	(2)	—
(37.5)	Repurchase of common OP units	—	(675)	—	—	—
734.5	Balance, December 31, 2015	$1	$7,170	$(107)	$40	$143
—	Net income	—	762	—	—	9
—	Other changes in ownership	—	(30)	—	—	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	—	(1)	—
—	Change in fair value of derivative instruments	—	—	7	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	17	—	—
0.2	Common OP unit issuances	—	4	—	—	—
0.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	8	—	—	—
—	Distributions on common OP units	—	(630)	—	—	(8)
0.6	Redemptions of limited partner interests for common stock	—	10	—	—	(10)
(13.5)	Repurchase of common OP units	—	(218)	—	—	—
722.2	Balance, December 31, 2016	$1	$7,076	$(83)	$39	$165
—	Net income	—	564	—	—	7
—	Other changes in ownership	—	(8)	—	4	8
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	23	1	—
—	Change in fair value of derivative instruments	—	—	(14)	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	14	—	—
0.5	Common OP unit issuances	—	9	—	—	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	13	—	—	—
—	Distributions on common OP units	—	(628)	—	—	(7)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	(6)
—	Distributions to non-controlling interests	—	—	—	(15)	—
723.5	Balance, December 31, 2017	$1	$7,032	$(60)	$29	$167

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(in millions)

	2017	2016	2015
OPERATING ACTIVITIES
Net income	$571	$771	$565
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	751	724	708
Amortization of finance costs, discounts and premiums, net	7	7	21
Non-cash loss on extinguishment of debt	—	—	11
Stock compensation expense	11	12	11
Deferred income taxes	38	27	5
Gain on sale of assets	(108)	(253)	(95)
(Gain) loss on foreign currency transactions and derivatives	2	(4)	5
Gain on property insurance settlement	(1)	(1)	(2)
Equity in earnings of affiliates	(30)	(21)	(76)
Change in due from managers	(27)	(6)	17
Distributions from investments in affiliates	40	29	27
Changes in other assets	(18)	11	19
Changes in other liabilities	(6)	6	(56)
Net cash provided by operating activities	1,230	1,302	1,160

INVESTING ACTIVITIES
Proceeds from sales of assets, net	481	465	275
Return of investments in affiliates	13	23	106
Advances to and investments in affiliates	(30)	(5)	(4)
Acquisitions	(468)	(63)	(438)
Capital expenditures:
Renewals and replacements	(205)	(293)	(383)
Return on investment	(72)	(226)	(275)
Property insurance proceeds	14	—	11
Net cash used in investing activities	(267)	(99)	(708)

FINANCING ACTIVITIES
Financing costs	(9)	—	(11)
Issuances of debt	404	—	898
Draws on credit facility	340	734	845
Term loan issuance	—	—	500
Repayment of credit facility	(395)	(816)	(725)
Repurchase/redemption of senior notes	—	—	(1,001)
Mortgage debt and other prepayments and scheduled maturities	(69)	(137)	(35)
Repurchase of common OP units	—	(218)	(675)
Distributions on common OP units	(635)	(603)	(654)
Distributions and payments to non-controlling interests	(42)	(1)	(2)
Other financing activities	4	4	3
Net cash used in financing activities	(402)	(1,037)	(857)
Effects of exchange rate changes on cash held	4	1	(16)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	565	167	(421)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	544	377	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,109	$544	$377

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$913	$372	$221
Restricted cash	1	2	15
Cash included in furniture, fixtures and equipment replacement fund	195	170	141
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,109	$544	$377

Supplemental schedule of noncash investing and financing activities:

During 2017, 2016 and 2015, non-controlling partners converted common operating partnership units (“OP units”) valued at $6 million, $10 million and $3 million, respectively, in exchange for 0.3 million, 0.6 million and 0.1 million shares, respectively, of Host Inc. common stock.

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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through Host Hotels & Resorts, L.P. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc. and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. holds approximately 99% of Host L.P.’s partnership interests, or OP units.

Consolidated Portfolio

As of December 31, 2017, the hotels in our consolidated portfolio are located in the following countries:

Hotels
United States	88
Brazil	3
Canada	2
Mexico	1
Total	94

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (3 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (8 hotels).

As of December 31, 2017, the Euro JV hotels are located in the following countries:

Hotels
Belgium	1
France	3
Germany	1
Spain	2
Sweden	1
The Netherlands	2
United Kingdom	1
Total	11

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of Host Inc., Host L.P. and their subsidiaries and controlled affiliates, including joint ventures and partnerships. We consolidate subsidiaries when we have the ability to control them. For the majority of our hotel and real estate investments, we consider those control rights to be (i) approval or amendment of developments plans, (ii) financing decisions, (iii) approval or amendments of operating budgets, and (iv) investment strategy decisions.

We also evaluate our subsidiaries to determine if they are variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. Typically, the entity that has the power to direct the activities that most significantly impact economic performance consolidates the VIE. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We review our subsidiaries and affiliates at least annually to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics thereof.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three partnerships are considered VIE’s, as the general partner maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2017 are $53 million and consist primarily of cash and property and equipment. Liabilities for the VIE total $4 million and consist of accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at December 31, 2017 is $(6) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

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

Restricted Cash

Restricted cash may include reserves for debt service, real estate taxes, insurance, and furniture, fixtures and equipment replacement, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions, or reserves required for potential legal damages.

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

Impairment testing.  We analyze our consolidated properties for impairment throughout the year when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of the future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable. For impaired assets, we record an impairment expense equal to the excess of the carrying value of the asset over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not that the property will be sold prior to the end thereof, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimated useful life is equal to the remaining GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or that it is more likely than not that the asset will be sold prior to its previously

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expected useful life. We also consider the effect of regular renewal and replacement capital expenditures on the estimated useful life of our properties, including critical infrastructure, which regularly is maintained and then replaced at the end of its useful life.

In the evaluation of the potential impairment of our assets, we make many assumptions and estimates, including:

•	projected cash flows, both from operations and from the eventual sale;
•	the expected useful life and holding period of the asset;
•	the future required capital expenditures; and
•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices, as well as available third-party appraisals.

While we consider all of the above indicators as preliminary indicators to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations in order to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2017. The projected cash flows consider items such as booking pace, occupancy, room rate and property-level operating costs. As a result of our review, we identified one property that required further consideration of property and market specific conditions or factors to determine if it was impaired. During 2017, we recognized impairment expense of $43 million on the W New York, which is included in depreciation and amortization expense. During negotiations with potential buyers, we received notice that the building commission would broadly interpret a local ordinance that would significantly restrict any potential alternative uses of the property, thus lowering its market value. In other circumstances, we use an undiscounted cash flow analysis, considering a range of RevPAR and operating margins compared to the prior years’ operating results in evaluating the probability-weighted projected cash flows from operations. To appropriately evaluate the extent to which the carrying value of the asset is recoverable, we projected cash flows at a stabilized growth rate over its remaining estimated useful life using assumptions and estimates that we believe reflect current market conditions. No impairment was recorded in 2016 and 2015.

Classification of Assets as “Held for Sale”.  We will classify a hotel as held for sale when the sale thereof is probable, will be completed within one year and actions to complete the sale are unlikely to change or that the sale will not occur. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale frequently are not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. We typically classify assets as held for sale when all of the following conditions are met:

•	Host Inc.’s Board of Directors has approved the sale (to the extent that the dollar amount of the sale requires Board approval);
•	a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash; and
•	no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner.

If these criteria are met, we will cease recording depreciation expense and will record an impairment expense if the fair value less costs to sell is less than the carrying amount of the hotel. We will classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or are deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

Discontinued Operations. We generally include the operations of a hotel that was sold or a hotel that has been classified as held for sale in continuing operations, including the gain or loss on the sale, unless the sale represents a strategic shift that will have a major impact on our future operations and financial results.

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

Depreciation and Amortization Expense. We depreciate our property and equipment using the straight-line method. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. The useful lives of the assets are based on a number of

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated useful lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

Intangible Assets and Acquired Liabilities

In conjunction with our acquisitions, we may identify intangible assets and other liabilities. These identifiable intangible assets and other liabilities typically include above and below market contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of rates for similar contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets and other liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2017, we consolidate three majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $29 million and $39 million as of December 31, 2017 and 2016, respectively. One of the partnerships has a finite life that terminates in 2095, and the associated non-controlling interests are mandatorily redeemable at the end of, but not prior to, the finite life.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties was immaterial for each of the years ended December 31, 2017, 2016 and 2015.

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

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2017	2016
OP units outstanding (millions)	8.2	8.6
Market price per Host Inc. common share	$19.85	$18.84
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$167	$165
Historical cost (millions)	80	84
Book value (millions) (1)	167	165
___________

(1)The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $7 million, $9 million, and $7 million for 2017, 2016, and 2015, respectively.

Investments in Affiliates

Other-than-Temporary Impairment of an Investment.  We perform an analysis on each of our equity method investments for impairment based on the occurrence of triggering events that would indicate that the carrying amount of an investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotels; therefore, generally we will have few observable inputs and will determine fair value based on a discounted cash flow analysis of the investment, as well as consideration of the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotels, to estimate the expected cash flows. If an equity method investment is impaired and that impairment is determined to be other than temporary, an expense is recorded for the difference between the fair value and the carrying amount of the investment. No other-than-temporary impairment expense was recorded in 2017, 2016 and 2015.

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

Income Taxes

Host Inc. has elected to be treated as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our intention to continue to comply with the REIT qualification requirements and to maintain our qualification for taxation as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its gross income) generally is not subject to federal and state income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign income tax. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of our taxable REIT subsidiaries, and state, local, and foreign income and franchise taxes incurred by Host L.P. and its subsidiaries.

Deferred Tax Assets and Liabilities. Under the partnership agreement, Host L.P. generally is required to reimburse Host Inc. for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Inc. and its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, capital loss, interest expense, and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. As a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the net deferred tax asset as at December 31, 2017 has been revalued at the new corporate income tax rate of 21% that is effective on January 1, 2018.

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

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from the related long-term debt on the balance sheets.

Foreign Currency Translation

As of December 31, 2017, our international operations consist of hotels located in Brazil, Canada and Mexico, as well as investments in the Euro JV and the Asia/Pacific JV. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

Foreign currency transactions are recorded in the functional currency for each applicable foreign entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at period end exchange rates. The resulting exchange differences are recorded in gain (loss) on foreign currency transactions and derivatives on the accompanying consolidated statements of operations, except when recorded in other comprehensive income (loss) as qualifying net investment hedges.

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2017	2016
Gain on foreign currency forward contracts	$26	$40
Loss on interest rate swap cash flow hedges	(5)	(5)
Foreign currency translation	(83)	(121)
Other comprehensive loss attributable to non-controlling interests	2	3
Total accumulated other comprehensive loss	$(60)	$(83)

During 2017, we reclassified a net loss due to foreign currency translation of $14 million that had been recognized previously in other comprehensive income (loss) due to the sale of the Hilton Melbourne South Wharf on July 28, 2017. During 2016, we reclassified a net loss due to foreign currency translation of $17 million that had been recognized previously in other comprehensive income (loss) upon the sale of two hotels in Chile and four hotels in New Zealand in 2016. The reclassified losses were recorded as a reduction to the gain on sale of these hotels.

Revenues

Our results of operations include revenues and expenses of our hotels. Revenues are recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) in our statements of operations.

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

Earnings Per Common Share (Unit)

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2017	2016	2015
Net income	$571	$771	$565
Less: Net income attributable to non-controlling interests	(7)	(9)	(7)
Net income attributable to Host Inc.	$564	$762	$558

Basic weighted average shares outstanding	738.6	743.0	752.4
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	0.7	0.5
Diluted weighted average shares outstanding (1)	739.1	743.7	752.9

Basic earnings per common share	$.76	$1.03	$.74
Diluted earnings per common share	$.76	$1.02	$.74

___________

(1)

There were approximately 25 million potentially dilutive shares (on a weighted average basis) for the year ended December 31, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 in exchange for 32 million common shares of Host Inc.

The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2017	2016	2015
Net income	$571	$771	$565
Less: Net loss attributable to non-controlling interests	—	—	—
Net income attributable to Host L.P.	$571	$771	$565

Basic weighted average units outstanding	731.5	736.3	745.7
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	0.6	0.5
Diluted weighted average units outstanding (1)	732.0	736.9	746.2

Basic earnings per common unit	$.78	$1.05	$.76
Diluted earnings per common unit	$.78	$1.05	$.76

___________

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)

There were approximately 25 million potentially dilutive units (on a weighted average basis) for the year ended December 31, 2015 related to our exchangeable senior debentures, which were anti-dilutive for the period. The exchangeable senior debentures were redeemed in 2015 and Host L.P. issued 31.3 million units to Host Inc. in connection with such redemption.

Share-Based Payments

At December 31, 2017, Host Inc. maintained two stock-based employee compensation plans. Upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. These liabilities are included in the consolidated financial statements for Host Inc. and Host L.P.

We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services either as equity-classified awards or liability-classified awards Equity-classified awards are measured based on the fair value on the date of grant. Liability-classified awards are remeasured to fair value each reporting period. Effective January 1, 2017, we implemented a new stock-based employee compensation plan. In conjunction with the adoption of ASU No. 2016-09, the awards under the new plan are classified as equity. The plan includes awards that vest over a one-year, two-year and three-year period. For performance-based awards, compensation cost will be recognized when the achievement of the performance condition is considered probable. If a performance condition has more than one outcome that is probable, recognition of compensation cost will be based on the condition that is the most likely outcome. No compensation cost is recognized for awards for which employees do not render the requisite services.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. As of December 31, 2017, we do not have any credit risk exposure related to our derivative instruments. At December 31, 2016, our exposure to risk related to our derivative instruments totaled $12 million. The counterparties to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the available capacity under the revolver portion of our credit facility is spread among a diversified group of investment grade financial institutions.

Business Combinations

We recognize identifiable assets acquired, liabilities assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets and liabilities acquired. Property and equipment are recorded at fair value and such fair value is allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

Other items that we evaluate in a business combination include identifiable intangible assets, capital lease assets and obligations and goodwill. Identifiable intangible assets typically consist of assumed contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. Capital lease obligations that are assumed as part of the acquisition of a leasehold interest are measured at fair value and are included as debt on the accompanying balance sheet and we record the corresponding right-to-use assets. Classification of a lease does not change if it is part of a business combination. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that arise in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations. In certain situations, and usually only in connection with the acquisition of a foreign hotel, a deferred tax liability is recognized due to the difference between the fair value and the tax basis of the acquired assets at the acquisition date. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired would be recorded to goodwill. In very limited circumstances, we may record a bargain purchase gain if the consideration paid is less than the net fair value of the assets and liabilities acquired.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. Beginning in 2015, the FASB issued a number of ASUs to provide further clarification related to this standard and to defer the effective date to reporting periods beginning after December 15, 2017. Additionally, in February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which is required to be adopted concurrently, as it provides further guidance on accounting for the derecognition of and partial sales of a nonfinancial asset. Based on our assessment of this standard, it will not materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales; however, it may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement with the asset. Upon adoption, we will implement these standards using a modified retrospective approach with a cumulative effect recognized with no restatements of prior period amounts.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018, with early application permitted. The standard requires a modified retrospective approach, with restatement of the periods presented in the year of adoption. The primary impact of the new standard will be to the treatment of our 26 ground leases, which represent approximately 85% of all our operating lease payments. While we have not completed our analysis, we believe that the application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on this calculation. As noted above, we expect that the adoption of this standard will have minimal impact on our income statement.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify accounting for share-based payment transactions and will affect the classification of certain share-based awards and related income tax withholdings. The standard is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. As a result of the standard, the share-based payment awards granted in 2017 are equity-classified awards, and the excess tax benefits or deficiencies that are generated or incurred based on the difference between the intrinsic value of the award and the grant-date fair value is recognized as income tax benefit or expense on the income statement. The adoption of this standard has not had a material effect on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that, on the statement of cash flows, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending total amounts thereof. We adopted this standard beginning January 1, 2017. As a result, amounts included in restricted cash and furniture, fixtures and equipment replacement fund on our consolidated balance sheet are included with cash and cash equivalents on the consolidated statement of cash flows. These items totaled $196 million, $172 million and $156 million for the years ended December 31, 2017, 2016 and 2015, respectively. The adoption of this standard did not change our balance sheet presentation.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard adopts a two-step approach wherein, if substantially all the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction will be considered an asset purchase. As a result of this standard, we anticipate that the majority of our hotel purchases will be considered asset purchases as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. This standard will be applied on a prospective basis and, therefore, it does not affect the accounting for any of our previous transactions. The standard is effective for annual periods beginning after December 15, 2017, with early adoption permitted.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2017	2016
Land and land improvements	$1,934	$2,047
Buildings and leasehold improvements	13,529	13,483
Furniture and equipment	2,357	2,377
Construction in progress	106	86
	17,926	17,993
Less accumulated depreciation and amortization	(8,234)	(7,848)
	$9,692	$10,145

The aggregate cost of real estate for federal income tax purposes is approximately $10.7 billion at December 31, 2017.

3.Investments in Affiliates

We own investments in joint ventures for which the equity method of accounting is used. The debt of our joint ventures is non-recourse to, and not guaranteed by, us, and a default of such debt does not trigger a default under any of our debt instruments. Investments in affiliates consist of the following (in millions):

	As of December 31, 2017
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2017 (1)	Assets
Euro JV (2)	32.1 - 33.4%	$271	$316	$1,029	$31	Eleven hotels in Europe
Asia/Pacific JV	25%	15	—	—	—	A 36% interest in seven hotels in India
Maui JV	67%	83	27	41	7	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	3	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(28)	75	149	7	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	24	217	1	One hotel in Philadelphia, PA
Fifth Wall Ventures		5	—	—	—	Real estate industry technology investment
Total		$327	$472	$1,496	$49

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2016
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2016 (1)	Assets
Euro JV	32.1 - 33.4%	$227	$236	$744	$18	Ten hotels in Europe
Asia/Pacific JV (3)	25%	17	—	—	9	A 36% interest in five operating hotels and two hotels in final stages of completion in India
Maui JV	67%	81	27	41	—	131-unit vacation ownership project in Maui, HI
Hyatt Place JV (4)	50%	(12)	30	60	17	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(24)	75	149	6	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	24	221	2	One hotel in Philadelphia, PA
Fifth Wall Ventures		3	—	—	—	Real estate industry technology investment
Total		$286	$392	$1,215	$52
___________
(1)	Distributions received were funded by cash from operations unless otherwise noted.
(2)	Distributions received from Euro JV in 2017 include $9 million of loan refinancing proceeds.
(3)	Distributions received from the Asia/Pacific JV in 2016 were primarily related to the sale of the Four Points by Sheraton Perth in 2015.
(4)	Distributions received from the Hyatt Place JV in 2016 include $14 million of loan refinancing proceeds.

European Joint Venture

We own general and limited partner interests in the Euro JV that consists of two separate funds, with the other partners being APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We own a combined 32.1% interest of Euro JV Fund I and a combined 33.4% interest of Euro JV Fund II. We do not consolidate the Euro JV due to the structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets. The joint venture agreement expires in June 2021, subject to two one-year extensions. As of December 31, 2017, the total assets of the Euro JV are approximately €1.7 billion. As asset manager of the Euro JV funds, we earn asset management fees based on the amount of equity invested, which in 2017, 2016 and 2015 aggregated approximately $8 million, $8 million and $11 million, respectively.

The commitment period of both funds has expired with the remaining equity commitment limited in its use to capital expenditures and financing needs.

During 2017, the Euro JV acquired the 433-room Hilton Amsterdam Airport Schiphol in Amsterdam for €148 million. In connection with the acquisition, the partnership entered into an €81.4 million mortgage loan which matures on December 13, 2022, and funded the remaining portion with partner contributions, of which Host’s share was €23 million ($27 million).

Asia/Pacific Joint Venture

We own a 25% general and limited partner interest in the Asia/Pacific JV, the other partner of which is RECO Hotels JV Private Limited, an affiliate of GIC RE. The Asia/Pacific JV may be terminated by the partners at any time. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for the equity contributions to the joint venture has expired. Certain funding commitments remain, however, related to its existing investment in India.

As of December 31, 2017, the Asia/Pacific JV partners have invested approximately $104 million (of which our share was $26 million) in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. On November 12, 2017, the joint venture opened the Novotel & ibis Chennai OMR. As a result, this joint venture owns two hotels in Bangalore, three in Chennai, and two hotels in New Delhi. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maui Joint Venture

We have a 67% non-controlling interest in a joint venture that owns a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). The project opened in December 2014. During 2017, the Maui JV repaid its outstanding construction loan, releasing us of our guarantees. Additionally, the joint venture has $41 million of outstanding debt used to facilitate the sales of the vacation ownership units, which is not guaranteed by us.

Hyatt Place Joint Venture

We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. The Hyatt Place joint venture has an outstanding $60 million mortgage loan due August 2019, with two 12-month extension options. The loan bears interest at 1-month USD LIBOR plus 300 basis points, or 4.6%, at December 31, 2017.

Harbor Beach Joint Venture

We have a non-controlling 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has a $149 million mortgage loan with a maturity date of January 1, 2024. The loan bears interest at 4.75%. Only monthly interest payments are being made on the loan. No principal payments are due until the loan maturity date of January 1, 2024.

Combined Financial Information of Unconsolidated Investees

Combined summarized balance sheet information for our affiliates is as follows (in millions):

	As of December 31,
	2017	2016
Property and equipment, net	$1,945	$1,634
Timeshare inventory	117	137
Other assets	566	514
Total assets	$2,628	$2,285
Debt	$1,496	$1,215
Other liabilities	330	319
Equity	802	751
Total liabilities and equity	$2,628	$2,285

Combined summarized operating results for our affiliates is as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Total revenues	$621	$599	$769
Operating expenses
Expenses	(436)	(437)	(558)
Depreciation and amortization	(78)	(73)	(84)
Operating profit	107	89	127
Interest income	6	5	3
Interest expense	(56)	(57)	(80)
Other gain (loss)	4	(2)	141
Net income	$61	$35	$191

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2017	2016
Series Z senior notes, with a rate of 6% due October 2021	$298	$297
Series B senior notes, with a rate of 5¼% due March 2022	348	347
Series C senior notes, with a rate of 4¾% due March 2023	447	446
Series D senior notes, with a rate of 3¾% due October 2023	398	398
Series E senior notes, with a rate of 4% due June 2025	496	496
Series F senior notes, with a rate of 4½% due February 2026	396	396
Series G senior notes, with a rate of 3⅞% due April 2024	395	—
Total senior notes	2,778	2,380
Credit facility revolver	174	209
2017 Credit facility term loan due May 2021	498	500
2015 Credit facility term loan due September 2020	498	497
Mortgage debt (non-recourse) and other, with an average interest rate of 8.8% and 3.4% at December 31, 2017 and 2016, respectively, maturing through February 2024	6	63
Total debt	$3,954	$3,649

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all our subordinated obligations. The face amount of our senior notes as of December 31, 2017 and 2016 was $2.8 billion and $2.4 billion, respectively. The senior notes balances as of December 31, 2017 and 2016 are net of unamortized discounts and deferred financing costs of approximately $22 million and $20 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2017, we are in compliance with all of these covenants.

On March 20, 2017, we issued $400 million of 3.875% Series G senior notes due April 2024 for proceeds of approximately $395 million, net of discounts, underwriting fees and expenses. Interest is payable semi-annually in arrears on May 15 and November 15, commencing November 15, 2017. The net proceeds were used to repay $250 million that had been drawn under the revolver portion of our credit facility and for general corporate purposes.

Authorization for Repurchase of Senior Notes. In February 2018, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes and mortgage debt (other than in accordance with their terms).

Credit Facility. On May 31, 2017 we entered into the fourth amended and restated senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pound sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for the existing term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in U.S. dollars, Canadian dollars, Euros and British pound sterling and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity of May 2021, with the option for Host L.P. to extend the term for two additional six-month terms, subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties, and $500 million of term loans (“2017 Term Loan”) have an initial scheduled maturity of May 2021, with an option for Host L.P. to extend the term for one additional year, subject to similar conditions.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin ranging from 82.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2017, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points.

On September 10, 2015, we closed on a $500 million term loan (“2015 Term Loan”) by exercising the accordion feature of our existing credit facility. On that same day, we drew $300 million on the 2015 Term Loan and drew the remaining $200 million on December 29, 2015. The proceeds were used to repay outstanding amounts on the revolver. The loan has a five-year maturity and its interest rate spread depends on our unsecured debt rating. Based on our unsecured debt rating at December 31, 2017, both the 2017 Term Loan and 2015 Term Loan have a floating interest rate of LIBOR plus 110 bps (or approximately a 2.7% all-in interest rate).

Net repayments under the credit facility were $55 million in 2017, while in 2016 we made net repayments of $82 million. As of December 31, 2017, we have $822 million of available capacity under the revolver portion of our credit facility.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings thereunder. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards related to our exchangeable debentures, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2017, we are in compliance with the financial covenants under our credit facility.

Guarantees. The credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. debt to similarly guarantee obligations under the credit facility but otherwise removed the requirement under the prior agreement that guarantees and pledges are required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on the incurrence of debt and the payment of dividends generally are consistent with our senior notes indenture for our Series D senior notes. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT. Our senior notes and credit facility have cross default provisions that would trigger a default under those agreements if we were to have a payment default or an acceleration prior to maturity of other debt of Host L.P. or its subsidiaries. The amount of other debt in default needs to exceed certain thresholds in order to trigger a cross default and the thresholds are greater for secured debt than for unsecured debt. The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts owed under the credit facility may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts owed under the credit facility will become due and payable and the lenders’ commitments will terminate.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2017, we have no assets that are encumbered by mortgage debt.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have made the following mortgage debt repayments since January 2016:

			Maturity
Transaction Date	Property	Rate	Date	Amount
Repayments
July 2017	Hilton Melbourne South Wharf	3.3%	11/22/2017	$(69)
September 2016	Novotel and ibis Christchurch	3.6%	2/18/2018	(17)
April 2016	Hyatt Regency Reston	3.5%	7/1/2016	(100)
March 2016	ibis Wellington	3.7%	2/18/2018	(11)
February 2016	Novotel Wellington	5.7%	2/18/2018	(9)

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2017
2018	$—
2019	—
2020	500
2021	978
2022	350
Thereafter	2,155
3,983
Deferred financing costs	(27)
Unamortized (discounts) premiums, net	(3)
Capital lease obligations	1
$3,954

Interest

The following items are included in interest expense (in millions):

	Year ended December 31,
	2017	2016	2015(1)
Interest expense	$167	$154	$227
Amortization of debt premiums/discounts, net (2)	(1)	(1)	(13)
Amortization of deferred financing costs	(6)	(6)	(8)
Non-cash losses on debt extinguishments	—	—	(11)
Change in accrued interest	(2)	(3)	12
Interest paid (3)	$158	$144	$207
___________
(1)	Interest expense and interest paid for 2015 includes cash prepayment premiums of approximately $30 million.
(2)	For 2015, this primarily represents the amortization of the debt discount on exchangeable senior debentures, which is considered non-cash interest expense.
(3)	Does not include capitalized interest of $1 million, $3 million and $5 million for 2017, 2016 and 2015, respectively.

Our debt repayments resulted in debt extinguishment costs included in interest expense for 2017 and 2015 of $1 million and $41 million, respectively. No debt extinguishment costs were incurred in 2016.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 739.1 million and 737.8 million were outstanding as of December 31, 2017 and 2016, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2017 and 2016.

Capital of Host L.P.

As of December 31, 2017, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining 1% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2017 and 2016, Host L.P. had 731.7 million and 730.8 million OP units outstanding, respectively, of which Host Inc. held 723.5 million and 722.2 million, respectively.

Repurchases and Issuances of Common Stock and Common OP Units

During 2016, we repurchased 13.8 million shares at an average price of $15.79 for a total purchase price of approximately $218 million. The shares repurchased constitute authorized but unissued shares. On December 31, 2016, the purchasing authority under the program had expired. On February 21, 2017, the Board of Directors authorized a new program to repurchase up to $500 million of common stock. No stock was repurchased during 2017.

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

The dividends that were taxable to our stockholders in 2017 were considered 88% ordinary income (non-qualified dividend income), 1% qualified dividend income, 8% capital gain distribution and 3% unrecaptured Section 1250 gain. The dividends that were taxable to our stockholders in 2016 were considered 66% ordinary income (non-qualified dividend income), 4% qualified dividend income, 24% capital gain distribution and 6% unrecaptured Section 1250 gain.

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2017	2016	2015
Common stock	$.85	$.85	$.80
Common OP units	.868	.868	.817

On February 21, 2018, Host Inc.’s Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on Host Inc.’s common stock. The dividend is payable on April 16, 2018, to stockholders of record on March 29, 2018.

6.	Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year beginning January 1, 1999. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders, excluding net capital gain. As a REIT, generally we will not be subject to federal and state corporate income tax on that portion of our taxable income that currently is distributed to our stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal and state corporate income taxes at regular corporate rates (including any applicable corporate alternative minimum tax, which was repealed effective January 1, 2018) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state, local and foreign taxes on our income and property, and to federal and state income and excise taxes on our undistributed taxable income.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. R. 1 (Tax Cuts and Jobs Act) was enacted on December 22, 2017. Accordingly, the domestic deferred tax assets have been remeasured using a U.S. federal income tax rate of 21% that is effective beginning with calendar year 2018. The impact of this remeasurement is a decrease to the domestic deferred tax assets and an increase to the deferred income tax provision in 2017 of approximately $11 million.

We have recorded a 100% valuation allowance of approximately $27 million against the deferred tax asset related to the net operating loss carryovers as of December 31, 2017 with respect to our hotel in Mexico. During 2016, we reversed the $3 million valuation allowance previously recorded against the deferred tax asset related to the net operating loss carryovers of our hotels in Canada. The net increase in valuation allowance for the year ending December 31, 2017 is approximately $5 million. The net decrease in valuation allowance for the year ending December 31, 2016 is approximately $1 million. The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2017	2016
Deferred tax assets
Net operating loss and capital loss carryovers	$34	$43
Alternative minimum tax and investment tax credits	—	8
Property and equipment	3	4
Investments in domestic affiliates	—	2
Deferred revenue and expenses	27	42
Foreign exchange net losses (AOCI)	12	12
Other	—	2
Total gross deferred tax assets	76	113
Less: Valuation allowance	(27)	(22)
Total deferred tax assets, net of valuation allowance	$49	$91
Deferred tax liabilities
Property and equipment	—	(11)
Investments in domestic and foreign affiliates	(8)	(7)
Other	—	(2)
Total gross deferred tax liabilities	(8)	(20)
Net deferred tax assets	$41	$71

At December 31, 2017, we have aggregate gross foreign net operating loss and capital loss carryovers of approximately $116 million. We have deferred tax assets related to these foreign loss carryovers of approximately $34 million, with a valuation allowance of approximately $27 million. Our foreign net operating loss carryovers expire through 2037, and our foreign capital loss carryovers have no expiration period. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $27 million, of $49 million.

Our U.S. and foreign income from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2017	2016	2015
U.S. income	$593	$763	$530
Foreign income	58	48	44
Total	$651	$811	$574

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes from continuing operations consists of (in millions):

		Year ended December 31,
		2017	2016	2015
Current	—Federal	$17	$—	$2
	—State	6	1	(1)
	—Foreign	19	12	3
		42	13	4
Deferred	—Federal	32	24	2
	—State	4	6	—
	—Foreign	2	(3)	3
		38	27	5
Income tax provision – continuing operations		$80	$40	$9

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% (21% beginning with calendar year 2018) and the actual income tax provision recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Statutory federal income tax provision	$228	$284	$204
Adjustment for nontaxable income of Host Inc.	(190)	(260)	(203)
State income tax provision, net	10	7	1
Provision for uncertain tax positions	—	—	1
Remeasurement of domestic net deferred tax assets	11	—	—
Foreign income tax provision	21	9	6
Income tax provision	$80	$40	$9

Cash paid for income taxes, net of refunds received, was $40 million, $15 million, and $9 million in 2017, 2016, and 2015, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2017	2016
Balance at January 1	$11	$11
Balance at December 31	$11	$11

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision calculated at the statutory U.S. federal income tax rate of 35% (21% beginning with calendar year 2018) and the actual income tax provision recorded each year.

As of December 31, 2017, the tax years that remain subject to examination by major tax jurisdictions generally include 2014-2017. There were no material interest or penalties recorded for the years ended December 31, 2017, 2016, and 2015.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ground Leases

As of December 31, 2017, all or a portion of 26 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

Other Lease Information

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $9 million as of December 31, 2017. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes those entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization expense applicable to capitalized leases is included in depreciation expense.

The following table presents the future minimum annual rental commitments required under non-cancelable operating leases for which we are the lessee (in millions):

As of December 31, 2017
2018	$42
2019	41
2020	39
2021	39
2022	37
Thereafter	1,289
Total minimum lease payments	$1,487

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $6 million that are payable to us under non-cancelable subleases.

Rent expense is included in other property-level expenses and consists of (in millions):

	Year ended December 31,
	2017	2016	2015
Minimum rentals on operating leases	$46	$45	$46
Additional rentals based on sales	38	38	33
Less: sublease rentals	(1)	(2)	(2)
	$83	$81	$77

8.	Employee Stock Plans

Upon the issuance of Host Inc.’s common stock under either of the two stock-based compensation plans described below, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the Employee Stock Purchase Plan (“ESPP”). At December 31, 2017, there were approximately 14 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

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

During 2017, 2016 and 2015, we recorded stock-based compensation expense of approximately $11 million, $12 million and $11 million, respectively. Shares granted in 2017, 2016 and 2015 totaled 1.5 million, 2.3 million and 1.8 million, respectively, while 0.6 million, 1.2 million and 0.8 million shares, respectively, vested during those years.

Senior Executive Plan

During 2017, Host Inc. granted 1.4 million RSU awards under the 2009 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2017 through 2019 if performance is at the “high” level of achievement and, for time based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 0.7 million RSUs were unvested at December 31, 2017. Total unrecognized compensation cost related to unvested RSU awards that vest through 2019 is approximately $8 million. Prior to 2017, all restricted stock awards were fully vested.

RSU awards

Vesting of RSUs is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) the Company’s performance against certain strategic objectives. Approximately 33% of the RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 33% of the RSUs are based on the satisfaction of the TSR compared to (i) the NAREIT index, (ii) the Standard & Poor’s index, and (iii) a Selected Lodging Company index that serves as a relevant industry/asset specific measurement to our competitors and vest over a three year period with performance periods of one, two and three years; and the remaining 34% based on the Company’s performance against certain strategic objectives and vest on an annual basis. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.

We value the time based awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released, which is 100% of the time based awards. We also value the strategic objective awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released; however, as a result of the strategic objective awards’ performance conditions, we reevaluate the percentage based on the probability of meeting the performance conditions each period. We value the TSR awards using the economic theory that is the basis for all valuation models, including Binominal, Black-Scholes, exotic options formulas, and Monte Carlo valuations, with the following assumptions, to determine the fair value of the awards granted in 2017.

	2017 Award Grants
	NAREIT index	Standard & Poor's index	Selected Lodging Company index
Grant date stock price	$18.56	$18.56	$18.56
Volatility	25.2%	25.2%	25.2%
Beta	1.178	1.182	1.006
Risk-free rate - one year award	0.82%	0.82%	0.82%
Risk-free rate - two year award	1.20%	1.20%	1.20%
Risk-free rate - three year award	1.48%	1.48%	1.48%

In making these assumptions, we base the expected volatility on the historical volatility over three years using daily stock price observations. The beta is calculated by comparing the risk of the Company’s stock to the risk of the applicable peer group index, using three years of daily price data. We base the risk-free rate on the Treasury bond yields corresponding to the length of each performance period as reported by the Federal Reserve.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The payout schedule for the TSR awards is as follows, with linear interpolation for points between the 30th and 75th percentiles.

TSR Percentile Ranking	Payout (% of Maximum)
At or above 75th percentile	100%
50th percentile	50
30th percentile	25
Below 30th percentile	0

During 2017, 2016 and 2015, we recorded compensation expense of approximately $9 million, $10 million and $8 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2017:

	Year ended December 31,
	2017		2016		2015
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Balance, at beginning of year	—	$—	—	$—	—	$—
Granted	1.4	15	1.6	18	1.3	16
Vested (1)	(0.5)	20	(0.6)	19	(0.4)	15
Forfeited/expired	(0.2)	20	(1.0)	19	(0.9)	15
Balance, at end of year	0.7	14	—	—	—	—
Issued in calendar year (1)	0.3	19	0.2	15	0.5	24
___________
(1)

Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.3 million shares issued in 2017 include shares vested at December 31, 2016, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $4.9 million, $2.4 million and $9.8 million for 2017, 2016 and 2015, respectively.

Stock Option Awards

Beginning in 2017, we no longer grant stock options awards as part of the 2009 Comprehensive Plan. As of December 31, 2017, 0.6 million shares of stock option awards were outstanding and exercisable, with a weighted average remaining life of 7 years and a weighted average exercise price of $18.98 per share. During 2017, 2016 and 2015, we received proceeds of $7 million, $4 million and $2 million, respectively, from the exercise of stock options. During 2016 and 2015, stock option compensation expense was $1.5 million and $1.8 million, respectively, and all stock option awards outstanding are fully vested.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2017, 2016 and 2015, we granted 69,000 shares, 118,000 shares and 116,000 shares, respectively, under both of these programs and recorded expense of $1.7 million, $1.6 million and $1.9 million, respectively.

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2017.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Dispositions

We disposed of four hotels in 2017, ten hotels in 2016 and eight hotels in 2015 and recorded gains on sales of approximately $99 million, $243 million and $89 million, respectively. In connection with the sale of the Hilton Melbourne South Wharf in 2017, we recorded Australian capital gain taxes of $17 million associated with the gain on sale.

At December 31, 2017, the Key Bridge Marriott and W New York were classified as held for sale. Subsequent to year end, we sold the Key Bridge Marriott for $190 million, including $8 million for the FF&E replacement funds.

11.	Acquisitions

Business Combinations

On February 16, 2017, we acquired the 347-room Don CeSar, including the adjacent Beach House Suites, for $214 million. On March 7, 2017, we acquired the 305-room W Hollywood for $219 million.

Asset Acquisitions

For 2017 and 2016, our other asset acquisitions were as follows:

•	In March 2017, we purchased the ground lease at the Miami Marriott Biscayne Bay for $38 million.
•	In October 2016, we purchased eight apartments at the Hilton Melbourne South Wharf for $4 million (A$5 million).
•	In July 2016, we purchased the ground lease at the Key Bridge Marriott for $54 million.

Subsequent to year end, we reached an agreement to acquire the 301-room Andaz Maui, 668-room Grand Hyatt San Francisco, and 454-room Hyatt Regency Coconut Point for $1 billion. We expect the acquisition to close during the first quarter of 2018.

12.Fair Value Measurements

Derivatives and Hedging

Foreign Investment Hedging Instruments. We have three foreign currency forward sale contracts in the aggregate notional amount of $70 million that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our Canadian dollar and euro net investments in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation. The contracts are required to be measured at fair value on a recurring basis using significant other observable inputs (Level 2) in the GAAP fair value hierarchy. As a result, we recorded a liability of $5 million and an asset of $12 million as of December 31, 2017 and December 31, 2016, respectively, related to these foreign currency forward sale contracts. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss). We recorded a loss of $14 million and a gain of $6 million for the years ended December 31, 2017 and 2016, respectively. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

During 2017, in connection with the maturity of a foreign currency forward purchase contract with a total notional amount of €15 million, for which we received total proceeds of approximately $4 million, we entered into a new foreign currency forward purchase contract with the same notional amount. We also made payments totaling approximately $2 million to settle forward currency hedges with a total notional amount of NZ$45 million and €55 million. The gain or loss related to the matured contracts is initially included in accumulated other comprehensive income and is recognized in earnings when the hedged investment has been repatriated.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the foreign currency forward sale contracts, we have designated $129 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. Changes in fair value of the designated credit facility draws are recorded to foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates. We recorded a loss of $14 million and a gain of $2 million for the years ended December 31, 2017 and 2016, respectively.

Impairment

During 2017, we recorded an impairment loss of $43 million related to the W New York. The fair value was based on the expected sale proceeds of the property, which is considered an unobservable input (Level 3) in the GAAP fair value hierarchy. The fair value of the property on December 31, 2017, following the impairment loss, was $191 million. The property was classified as held-for-sale as of December 31, 2017.

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

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,778	$2,932	$2,380	$2,477
Credit facility (Level 2)	1,170	1,178	1,206	1,211
Mortgage debt and other, excluding capital leases (Level 2)	5	5	62	62

13.	Relationship with Marriott International

We have entered into various agreements with Marriott, including those for the management or franchise of approximately 79% of our hotels (as measured by revenues), the partnership agreement for the JW Marriott Hotel Mexico City, Mexico and certain limited administrative services.

In 2017, 2016 and 2015, we paid Marriott $199 million, $159 million and $138 million, respectively, of hotel management fees and approximately $9.7 million, $4.6 million and $2.6 million, respectively, of franchise fees.

14.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operations under the designated brand. Hotels managed or franchised by Marriott and Hyatt represent 79% and 14% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

Pursuant to the agreements, the manager furnishes the hotels with certain chain services, which generally are provided on a central or regional basis to all hotels in the manager’s hotel system. Chain services include central training, advertising and promotion, national reservation systems, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among the hotels managed, owned or leased by the manager on a fair and equitable basis. In addition, our managers generally sponsor a guest rewards program, the costs of which are charged to all of the hotels that participate in such program.

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

15.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our retail and office spaces) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our international operations consist of hotels in three countries as of December 31, 2017. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2017		2016		2015
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,260	$9,548	$5,259	$9,913	$5,129	$10,294
Australia	19	—	34	85	34	88
Brazil	22	59	34	63	30	53
Canada	59	71	54	71	58	66
Chile	—	—	9	—	25	44
Mexico	27	14	29	13	29	18
New Zealand	—	—	11	—	45	20
Total	$5,387	$9,692	$5,430	$10,145	$5,350	$10,583

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Guarantees and Contingencies

All of our hotels in Houston and Florida were affected by Hurricanes Harvey and Irma in August and September 2017, respectively. All four of our hotels in Houston were able to remain operational during the hurricane. In Florida, due to evacuation mandates and loss of commercial power, seven of the nine properties were closed for a period of time. We are still evaluating the property and business interruption impact to our hotels. However, our current estimate of the book value of the property and equipment written off, and the related repairs and cleanup costs, is approximately $32 million and have recorded a corresponding insurance receivable of $32 million. We believe our insurance coverage should be sufficient to cover a substantial portion of the property damage to the hotels and the near-term loss of business. As of December 31, 2017, we have received $14 million of property insurance proceeds related to these claims, reducing the receivable to $18 million. Additionally, in 2017 we received $8 million of business interruption proceeds related to the disruption from the hurricanes, which is included in gain on insurance and business interruption settlements on our consolidated statements of operations.

We have entered into certain guarantees which consist of commitments made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including the default by an unrelated party. We also may have contingent environmental liabilities related to the presence of hazardous or toxic substances. We consider the likelihood of any material payments under these guarantees and contingencies to be remote. The guarantees and contingencies that are not recognized in our consolidated financial statements are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These properties primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $9 million as of December 31, 2017.

•

In connection with the sale of one hotel in January 2005, we remain contingently liable for the amounts due under the ground lease. The future minimum lease payments are approximately $7 million through the full term of the lease, including renewal options. We believe that the likelihood of any material payments related to this ground lease is remote, and we have been indemnified by the purchaser of the hotel.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $3 million as of December 31, 2017. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $15 million. We believe this range represents the maximum potential loss for all of our legal proceedings. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	Quarterly Financial Data (unaudited)
	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,348	$1,441	$1,254	$1,344
Operating profit	171	244	127	134
Net income	161	212	105	93
Net income attributable to Host Hotels & Resorts, Inc.	158	210	104	92
Basic earnings per common share	.21	.28	.14	.12
Diluted earnings per common share	.21	.28	.14	.12
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	160	212	106	93
Basic earnings per common unit	.22	.29	.14	.13
Diluted earnings per common unit	.22	.29	.14	.13

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,339	$1,459	$1,295	$1,337
Operating profit	151	239	144	150
Net income	184	351	108	128
Net income attributable to Host Hotels & Resorts, Inc.	182	347	107	126
Basic earnings per common share	.24	.47	.14	.17
Diluted earnings per common share	.24	.47	.14	.17
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	184	352	108	127
Basic earnings per common unit	.25	.48	.15	.17
Diluted earnings per common unit	.25	.48	.15	.17
___________

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2018 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

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

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders entitled “Auditor Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i)FINANCIAL STATEMENTS

All financial statements of the registrants are set forth under Item 8 of this Report on Form 10-K.

(ii)FINANCIAL STATEMENT SCHEDULES

The following financial information is filed herewith on the pages indicated.

Financial Schedules:

Page
III.	Real Estate and Accumulated Depreciation.	S-1 to S-4

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

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 21, 2016 (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, Inc.’s and Host Hotels & Resorts, L.P.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 2, 2017).

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

Exhibit No.	Description
4.12

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

10.5

Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed on July 21, 2017).

10.6

Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.7*	Form of 2018 Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan.

10.8

Form of 2017 Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017).

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

10.11

Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of December 15, 2009, as further amended February 2, 2012, February 6, 2014 and February 4, 2016 (incorporated by reference to Exhibit 10.11 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017).

10.12

Fourth Amended and Restated Credit Agreement, dated as of May 31, 2017, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank Securities Inc., PNC Bank, National Association, U.S. Bank National Association, SunTrust Bank, Sumitomo Mitsui Banking Corporation, TD Bank, N.A., The Bank of Nova Scotia, Bank of New York Mellon, Credit Agricole Corporate and Investment Bank and Goldman Sachs Bank USA as documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed June 5, 2017).

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

Exhibit No.	Description
21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

99.	Additional Exhibit

99.1*	Ground Lease Summary

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2017, 2016 and 2015, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 26 2018	By:	/s/ MICHAEL D. BLUHM
Michael D. Bluhm Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 26, 2018
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
James F. Risoleo

/s/ MICHAEL D. BLUHM	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2018
Michael D. Bluhm

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2018
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 26, 2018
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 26, 2018
Sheila C. Bair

/s/ Mary Hogan Preusse	Director	February 26, 2018
Mary Hogan Preusse

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 26, 2018
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 26, 2018
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 26, 2018
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 26, 2018
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 26, 2018
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 26, 2018
A. William Stein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 26, 2018	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ MICHAEL D. BLUHM
Michael D. Bluhm Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 26, 2018
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
James F. Risoleo

/s/ MICHAEL D. BLUHM	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2018
Michael D. Bluhm

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2018
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 26, 2018
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 26, 2018
Sheila C. Bair

/s/ Mary Hogan Preusse	Director	February 26, 2018
Mary Hogan Preusse

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 26, 2018
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 26, 2018
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 26, 2018
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 26, 2018
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 26, 2018
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 26, 2018
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2017				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
Atlanta Marriott Suites Midtown	—	—	26	12	—	—	38	38	22	—	1996	40
Axiom Hotel	—	36	38	39	—	36	77	113	9	—	2014	33
Boston Marriott Copley Place	—	—	203	79	—	—	282	282	140	—	2002	40
Calgary Marriott Downtown	—	5	18	46	—	5	64	69	33	—	1996	40
Chicago Marriott Suites Downers Grove	—	2	14	13	—	2	27	29	15	—	1996	40
Chicago Marriott Suites O'Hare	—	5	36	23	—	5	59	64	28	—	1998	40
Coronado Island Marriott Resort & Spa	—	—	53	46	—	—	99	99	56	—	1997	40
Costa Mesa Marriott	—	3	18	10	—	3	28	31	17	—	1996	40
Courtyard Chicago Downtown/River North	—	7	27	15	—	7	42	49	29	—	1992	40
Denver Marriott Tech Center Hotel	—	6	26	81	—	6	107	113	48	—	1994	40
Denver Marriott West	—	—	12	15	—	—	27	27	22	—	1983	40
Embassy Suites Chicago-Downtown/Lakefront	—	—	86	17	—	—	103	103	39	—	2004	40
Gaithersburg Marriott Washingtonian Center	—	7	22	13	—	7	35	42	23	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	30	—	8	118	126	62	—	1998	40
Grand Hyatt Washington	—	154	247	30	—	154	277	431	60	—	2012	33
Hilton Singer Island Oceanfront Resort	—	2	10	22	—	2	32	34	24	—	1994	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	92	—	—	102	102	62	—	1984	40
Houston Marriott Medical Center	—	—	19	34	—	—	53	53	35	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	2	—	11	123	134	20	—	2013	34
Hyatt Regency Cambridge, Overlooking Boston	—	18	84	12	—	19	95	114	57	—	1998	40
Hyatt Regency Maui Resort & Spa	—	92	212	71	—	81	294	375	119	—	2003	40
Hyatt Regency Reston	—	11	78	29	—	12	106	118	56	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	111	—	20	226	246	103	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	42	—	40	272	312	100	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	30	—	16	51	67	37	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	3	(21)	6	18	24	4	—	2010	40
JW Marriott Houston	—	4	26	44	—	6	68	74	41	—	1994	40
JW Marriott Mexico City	—	11	35	21	—	10	57	67	49	—	1996	40
JW Marriott Washington D.C.	—	26	98	63	—	26	161	187	91	—	2003	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2017

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2017				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Manchester Grand Hyatt, San Diego	—	—	548	61	—	—	609	609	150	—	2011	35
Marina del Rey Marriott	—	—	13	35	—	—	48	48	28	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	376	—	—	578	578	289	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	40	—	38	67	105	50	—	1998	40
Minneapolis Marriott City Center	—	34	27	44	—	34	71	105	60	—	1995	40
New Orleans Marriott	—	16	96	137	—	16	233	249	156	—	1996	40
New York Marriott Downtown	—	19	79	48	—	19	127	146	82	—	1997	40
New York Marriott Marquis	—	49	552	225	—	49	777	826	604	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	48	—	—	78	78	49	—	1984	40
Newport Beach Marriott Bayview	—	6	14	12	—	6	26	32	17	—	1988	40
Newport Beach Marriott Hotel & Spa	—	11	13	117	—	8	133	141	86	—	1988	40
Orlando World Center Marriott	—	18	157	387	—	29	533	562	288	—	1997	40
Philadelphia Airport Marriott	—	—	42	19	—	—	61	61	36	—	1995	40
Residence Inn Arlington Pentagon City	—	6	29	12	—	6	41	47	24	—	1996	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	—	(21)	13	26	39	4	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	86	—	—	172	172	104	—	1996	40
San Antonio Marriott Riverwalk	—	—	45	36	—	—	81	81	47	—	1995	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	32	—	6	52	58	31	—	1994	40
San Francisco Marriott Marquis	—	—	278	123	—	—	401	401	280	—	1989	40
San Ramon Marriott	—	—	22	24	—	—	46	46	28	—	1996	40
Santa Clara Marriott	—	—	39	59	—	—	98	98	87	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	9	—	8	57	65	21	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	12	—	3	32	35	20	—	1996	40
Sheraton Boston Hotel	—	42	262	69	—	42	331	373	124	—	2006	40
Sheraton New York Times Square Hotel	—	346	409	204	—	346	613	959	242	—	2006	40
Sheraton Parsippany Hotel	—	8	30	22	—	8	52	60	23	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	39	—	—	367	367	123	—	2006	40
Swissôtel Chicago	—	29	132	84	—	30	215	245	102	—	1998	40
Tampa Airport Marriott	—	—	9	25	—	—	34	34	29	—	1971	40
The Camby Hotel	—	10	63	29	—	10	92	102	45	—	1998	40
The Don CeSar	—	46	158	—	—	46	158	204	5	—	2017	34
The Fairmont Kea Lani, Maui	—	55	294	65	—	55	359	414	137	—	2004	40
The Logan	—	26	60	71	—	27	130	157	56	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2017

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2017				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Phoenician Hotel	—	72	307	49	—	74	354	428	34	—	2015	32
The Ritz-Carlton, Amelia Island	—	25	115	84	—	25	199	224	107	—	1998	40
The Ritz-Carlton, Marina del Rey	—	—	52	35	—	—	87	87	54	—	1997	40
The Ritz-Carlton, Naples	—	19	126	142	—	21	266	287	167	—	1996	40
The Ritz-Carlton, Naples Golf Resort	—	22	10	78	—	22	88	110	33	2002	—	40
The Ritz-Carlton, Tysons Corner	—	—	89	35	—	—	124	124	64	—	1998	40
The St. Regis Houston	—	6	33	21	—	6	54	60	26	—	2006	40
The Westin Buckhead Atlanta	—	5	84	34	—	6	117	123	60	—	1998	40
The Westin Chicago River North	—	33	116	12	—	33	128	161	26	—	2010	40
The Westin Cincinnati	—	—	54	19	—	—	73	73	28	—	2006	40
The Westin Denver Downtown	—	—	89	20	—	—	109	109	38	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	16	—	16	96	112	36	—	2006	40
The Westin Indianapolis	—	12	100	17	—	12	117	129	40	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	27	—	100	307	407	92	—	2006	40
The Westin Los Angeles Airport	—	—	102	25	—	—	127	127	45	—	2006	40
The Westin Mission Hills Resort & Spa	—	40	47	(37)	—	13	37	50	25	—	2006	40
The Westin New York Grand Central	—	156	152	81	—	156	233	389	95	—	2011	40
The Westin Seattle	—	39	175	34	—	39	209	248	69	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	24	—	—	70	70	42	—	2006	40
The Westin Waltham-Boston	—	9	59	18	—	9	77	86	29	—	2006	40
The Whitley, A Luxury Collection Hotel, Atlanta Buckhead	—	14	81	71	—	15	151	166	95	—	1996	40
Toronto Marriott Downtown Eaton Centre Hotel	—	—	27	32	—	—	59	59	35	—	1995	40
W Hollywood	—	—	204	—	—	—	204	204	6	—	2017	35
W New York - Union Square	—	48	145	16	—	48	161	209	34	—	2010	40
W Seattle	—	11	125	12	—	11	137	148	41	—	2006	40
Washington Dulles Airport Marriott	—	—	3	46	—	—	49	49	39	—	1970	40
Washington Marriott at Metro Center	—	20	24	28	—	20	52	72	37	—	1994	40
Westfields Marriott Washington Dulles	—	7	32	18	—	7	50	57	34	—	1994	40
YVE Hotel Miami	—	15	41	1	—	15	42	57	5	—	2014	33
Total hotels:	—	1,960	8,974	4,553	(42)	1,929	13,516	15,445	6,264
Other properties, each less than 5% of total	—	5	1	12	—	5	13	18	8	—	various	40
TOTAL	$—	$1,965	$8,975	$4,565	$(42)	$1,934	$13,529	$15,463	$6,272

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2017

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows:

Balance at December 31, 2014	$15,160
Additions:
Acquisitions	419
Capital expenditures and transfers from construction-in-progress	383
Deductions:
Dispositions and other	(368)
Assets held for sale	(78)
Balance at December 31, 2015	15,516
Additions:
Acquisitions	58
Capital expenditures and transfers from construction-in-progress	510
Deductions:
Dispositions and other	(331)
Assets held for sale	(223)
Balance at December 31, 2016	15,530
Additions:
Acquisitions	447
Capital expenditures and transfers from construction-in-progress	191
Deductions:
Dispositions and other	(567)
Impairments	(43)
Assets held for sale	(95)
Balance at December 31, 2017	$15,463
(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2017, 2016 and 2015 is as follows:

Balance at December 31, 2014	$5,283
Depreciation and amortization	558
Dispositions and other	(148)
Depreciation on assets held for sale	(27)
Balance at December 31, 2015	5,666
Depreciation and amortization	572
Dispositions and other	(159)
Depreciation on assets held for sale	(130)
Balance at December 31, 2016	5,949
Depreciation and amortization	563
Dispositions and other	(247)
Depreciation on assets held for sale	7
Balance at December 31, 2017	$6,272
(C)	The aggregate cost of real estate for federal income tax purposes is approximately $10,698 million at December 31, 2017.
(D)	The total cost of properties excludes construction-in-progress properties.