Form 10-Q
period 2018-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2018-05-03
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

As of May 1, 2018 there were 741,336,886 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(in millions, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$10,650	$9,692
Assets held for sale	181	250
Due from managers	146	79
Advances to and investments in affiliates	342	327
Furniture, fixtures and equipment replacement fund	196	195
Other	226	237
Cash and cash equivalents	323	913
Total assets	$12,064	$11,693

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,779	$2,778
Credit facility, including term loans of $997 million and $996 million, respectively	1,481	1,170
Other debt	6	6
Total debt	4,266	3,954
Accounts payable and accrued expenses	233	283
Other	281	287
Total liabilities	4,780	4,524

Non-controlling interests - Host Hotels & Resorts, L.P.	156	167

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 739.5 million shares and 739.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,109	8,097
Accumulated other comprehensive loss	(55)	(60)
Deficit	(962)	(1,071)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,099	6,973
Non-controlling interests—other consolidated partnerships	29	29
Total equity	7,128	7,002
Total liabilities, non-controlling interests and equity	$12,064	$11,693

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2018 and 2017

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2018	2017
REVENUES
Rooms	$844	$843
Food and beverage	413	422
Other	89	83
Total revenues	1,346	1,348
EXPENSES
Rooms	224	219
Food and beverage	278	277
Other departmental and support expenses	315	319
Management fees	54	56
Other property-level expenses	98	100
Depreciation and amortization	178	180
Corporate and other expenses	28	29
Gain on insurance and business interruption settlements	—	(3)
Total operating costs and expenses	1,175	1,177
OPERATING PROFIT	171	171
Interest income	3	1
Interest expense	(44)	(39)
Gain on sale of assets	120	17
Loss on foreign currency transactions and derivatives	—	(2)
Equity in earnings of affiliates	10	7
INCOME BEFORE INCOME TAXES	260	155
Benefit (provision) for income taxes	(4)	6
NET INCOME	256	161
Less: Net income attributable to non-controlling interests	(3)	(3)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$253	$158
Basic earnings per common share	$.34	$.21
Diluted earnings per common share	$.34	$.21

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2018 and 2017

(unaudited, in millions)

	Quarter ended March 31,
	2018	2017
NET INCOME	$256	$161
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	6	7
Change in fair value of derivative instruments	(1)	(1)
Amounts reclassified from other comprehensive income (loss)	—	(1)
OTHER COMPREHENSIVE INCOME, NET OF TAX	5	5
COMPREHENSIVE INCOME	261	166
Less: Comprehensive income attributable to non-controlling interests	(3)	(2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$258	$164

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2018 and 2017

(unaudited, in millions)

	Quarter ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$256	$161
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	178	180
Amortization of finance costs, discounts and premiums, net	2	1
Stock compensation expense	3	3
Deferred income taxes	—	(6)
Gain on sale of assets	(120)	(17)
Loss on foreign currency transactions and derivatives	—	2
Equity in earnings of affiliates	(10)	(7)
Change in due from managers	(63)	(74)
Distributions from investments in affiliates	4	—
Changes in other assets	7	(12)
Changes in other liabilities	(9)	(19)
Net cash provided by operating activities	248	212

INVESTING ACTIVITIES
Proceeds from sales of assets, net	181	160
Return of investments in affiliates	—	3
Advances to and investments in affiliates	(3)	—
Acquisitions	(1,019)	(467)
Capital expenditures:
Renewals and replacements	(86)	(64)
Return on investment	(29)	(16)
Property insurance proceeds	1	—
Net cash used in investing activities	(955)	(384)

FINANCING ACTIVITIES
Financing costs	—	(3)
Issuances of debt	—	398
Draws on credit facility	310	340
Repayment of credit facility	—	(340)
Dividends on common stock	(185)	(185)
Other financing activities	(6)	(2)
Net cash provided by financing activities	119	208
Effects of exchange rate changes on cash held	(1)	4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(589)	40
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$520	$584

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2018 and 2017

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$323	$411
Restricted cash (included in other assets)	1	2
Cash included in furniture, fixtures and equipment replacement fund	196	171
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$520	$584

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2018	2017
Total interest paid	$38	$37
Income taxes paid	$1	$1

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(in millions)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$10,650	$9,692
Assets held for sale	181	250
Due from managers	146	79
Advances to and investments in affiliates	342	327
Furniture, fixtures and equipment replacement fund	196	195
Other	226	237
Cash and cash equivalents	323	913
Total assets	$12,064	$11,693

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,779	$2,778
Credit facility, including term loans of $997 million and $996 million, respectively	1,481	1,170
Other debt	6	6
Total debt	4,266	3,954
Accounts payable and accrued expenses	233	283
Other	281	287
Total liabilities	4,780	4,524

Limited partnership interests of third parties	156	167

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,153	7,032
Accumulated other comprehensive loss	(55)	(60)
Total Host Hotels & Resorts, L.P. capital	7,099	6,973
Non-controlling interests—consolidated partnerships	29	29
Total capital	7,128	7,002
Total liabilities, limited partnership interest of third parties and capital	$12,064	$11,693

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2018 and 2017

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2018	2017
REVENUES
Rooms	$844	$843
Food and beverage	413	422
Other	89	83
Total revenues	1,346	1,348
EXPENSES
Rooms	224	219
Food and beverage	278	277
Other departmental and support expenses	315	319
Management fees	54	56
Other property-level expenses	98	100
Depreciation and amortization	178	180
Corporate and other expenses	28	29
Gain on insurance and business interruption settlements	—	(3)
Total operating costs and expenses	1,175	1,177
OPERATING PROFIT	171	171
Interest income	3	1
Interest expense	(44)	(39)
Gain on sale of assets	120	17
Loss on foreign currency transactions and derivatives	—	(2)
Equity in earnings of affiliates	10	7
INCOME BEFORE INCOME TAXES	260	155
Benefit (provision) for income taxes	(4)	6
NET INCOME	256	161
Less: Net income attributable to non-controlling interests	—	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$256	$160
Basic earnings per common unit	$.35	$.22
Diluted earnings per common unit	$.35	$.22

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2018 and 2017

(unaudited, in millions)

	Quarter ended March 31,
	2018	2017
NET INCOME	$256	$161
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	6	7
Change in fair value of derivative instruments	(1)	(1)
Amounts reclassified from other comprehensive income (loss)	—	(1)
OTHER COMPREHENSIVE INCOME, NET OF TAX	5	5
COMPREHENSIVE INCOME	261	166
Less: Comprehensive income attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$261	$166

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2018 and 2017

(unaudited, in millions)

	Quarter ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$256	$161
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	178	180
Amortization of finance costs, discounts and premiums, net	2	1
Stock compensation expense	3	3
Deferred income taxes	—	(6)
Gain on sale of assets	(120)	(17)
Loss on foreign currency transactions and derivatives	—	2
Equity in earnings of affiliates	(10)	(7)
Change in due from managers	(63)	(74)
Distributions from investments in affiliates	4	—
Changes in other assets	7	(12)
Changes in other liabilities	(9)	(19)
Net cash provided by operating activities	248	212

INVESTING ACTIVITIES
Proceeds from sales of assets, net	181	160
Return of investments in affiliates	—	3
Advances to and investments in affiliates	(3)	—
Acquisitions	(1,019)	(467)
Capital expenditures:
Renewals and replacements	(86)	(64)
Return on investment	(29)	(16)
Property insurance proceeds	1	—
Net cash used in investing activities	(955)	(384)

FINANCING ACTIVITIES
Financing costs	—	(3)
Issuances of debt	—	398
Draws on credit facility	310	340
Repayment of credit facility	—	(340)
Distributions on common OP units	(187)	(187)
Other financing activities	(4)	—
Net cash provided by financing activities	119	208
Effects of exchange rate changes on cash held	(1)	4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(589)	40
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$520	$584

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2018 and 2017

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$323	$411
Restricted cash (included in other assets)	1	2
Cash included in furniture, fixtures and equipment replacement fund	196	171
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$520	$584

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2018	2017
Total interest paid	$38	$37
Income taxes paid	$1	$1

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2018, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of March 31, 2018, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	90
Brazil	3
Canada	2
Mexico	1
Total	96

Joint Ventures

We own approximately a 33% non-controlling interest in a joint venture in Europe (“Euro JV”) that owns 11 hotels in two separate funds in seven countries. We also own non-controlling interests in an additional six joint ventures that own ten hotels.

Omg

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2018, and the results of our operations and cash flows for the quarters ended March 31, 2018 and 2017, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

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

New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018. The current standard requires a modified retrospective approach, with restatement of the periods presented in the year of adoption. The primary impact of the new standard will be to the treatment of our 26 ground leases, which represent approximately 85% of our annual operating lease payments. While we have not completed our analysis, we believe that application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on this calculation. As noted above, we expect that the adoption of this standard will have minimal impact on our income statement.

Business Combinations. In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard adopts a two-step approach wherein, if substantially all of the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction will be considered an asset purchase. We adopted this standard effective January 1, 2018. As a result of this standard, we anticipate that the majority of our future hotel purchases will be considered asset purchases as opposed to business combinations, although the determination will be made on a transaction-by-transaction basis. This standard was adopted on a prospective basis and, therefore, it did not affect the accounting for any of our previous transactions.

Revenue Recognition. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that the entity expects in exchange. The FASB also issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which is required to be adopted concurrently, as it provides further guidance on accounting for the derecognition of and partial sales of a non-financial asset. This standard may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement with the asset. We adopted these standards on January 1, 2018, using a modified retrospective approach with a cumulative effect recognized in our equity balance on the date of adoption and no restatements of prior period amounts. When applying the new standard for the cumulative effect, we elected to apply the new standard only to contracts that were not considered completed as of the date of adoption.

Transition adjustment. As a result of the adoption of this standard, total liabilities at January 1, 2018 were reduced by $4.5 million, and total equity of Host, Inc. stockholders and total Host L.P. capital at January 1, 2018 increased by $4.5 million. This adjustment is related to a previously deferred gain on the sale of the Atlanta Marriott Marquis in 2013 that would have qualified for recognition under the new standard. Our balance sheet as of March 31, 2018 includes $0.4 million retained as a contingent liability for potential environmental liabilities at the Atlanta Marriott Marquis; however, our potential exposure related to the guarantee can be up to $5 million. Adoption did not have an effect on our income statement for the quarters ended March 31, 2018 and 2017.

Policy Disclosure. There has been no significant change to our method of revenue recognition for our primary operations; however, we have updated our accounting policy and disclosures for the revenue recognition standard. See Note 4 for this disclosure.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 8.2 million common OP units which are convertible into 8.4 million common shares which are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2018	2017
Net income	$256	$161
Less: Net income attributable to non-controlling interests	(3)	(3)
Net income attributable to Host Inc.	$253	$158

Basic weighted average shares outstanding	739.2	738.0
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.4	0.2
Diluted weighted average shares outstanding	739.6	738.2

Basic earnings per common share	$.34	$.21
Diluted earnings per common share	$.34	$.21

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2018	2017
Net income	$256	$161
Less: Net income attributable to non-controlling interests	—	(1)
Net income attributable to Host L.P.	$256	$160

Basic weighted average units outstanding	731.9	731.0
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.2
Diluted weighted average units outstanding	732.2	731.2

Basic earnings per common unit	$.35	$.22
Diluted earnings per common unit	$.35	$.22
___________

4.	Revenue

Substantially all of our operating results represent revenues and expenses generated by property-level operations. The majority of payments are made by the customer when the services are provided. Due to the short-term nature of our contracts and the almost concurrent receipt of payment, we have no significant performance obligations outstanding at

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

quarter end. We collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations. Revenues are recognized when the performance obligations have been met, as follows:

Income statement line item	Recognition method
Rooms revenues

Rooms revenues represent revenues from the occupancy of our hotel rooms and are driven by the occupancy and average daily rate charged. Rooms revenues do not include ancillary services or fees charged. The contracts for room stays with customers are generally very short in duration and revenues are recognized over the course of the hotel stay.

Food & beverage revenues

Food & beverage (“F&B”) revenues consist of revenue from group functions, which may include banquet revenue and audio-visual revenue, as well as outlet revenue from the restaurants and lounges at our properties. Revenues are recognized as the services or products are provided. Our hotels may employ third parties to provide certain services at the property, for example, audio and visual services.  We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction, and record the revenues as appropriate (i.e. gross vs. net).

Other revenues

Other revenues consist of ancillary revenue at the property, including attrition and cancelation fees, golf courses, resort and destination fees, spas, entertainment and other guest services, as well as rental revenue; primarily consisting of leased retail outlets at our properties. Attrition and cancelation fees are recognized for non-cancelable deposits when the customer provides notification of cancelation or is a no-show for the specified date, whichever comes first.

Disaggregation of Revenues. While we do not consider the following division to be a reportable segment, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 11 – Geographic Information.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2018	2017
New York	$161	$150
San Diego	133	137
San Francisco/San Jose	107	104
Florida Gulf Coast	98	87
Phoenix	97	98
Maui/Oahu	81	75
Washington, D.C. (Central Business District, “CBD”)	73	89
Orlando	70	64
Boston	54	54
Los Angeles	47	38
Atlanta	42	43
Northern Virginia	36	44
Houston	32	33
Chicago	30	27
San Antonio	30	33
Orange County	29	31
New Orleans	28	28
Seattle	25	26
Jacksonville	23	22
Miami	19	18
Philadelphia	19	17
Denver	18	18
Other	68	81
Domestic	1,320	1,317
International	26	31
Total	$1,346	$1,348

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2018	December 31, 2017
Land and land improvements	$2,171	$1,934
Buildings and leasehold improvements	14,369	13,529
Furniture and equipment	2,392	2,357
Construction in progress	118	106
	19,050	17,926
Less accumulated depreciation and amortization	(8,400)	(8,234)
	$10,650	$9,692

n

6.	Debt

Credit Facility.  During the quarter, we borrowed $150 million and €130 million ($160 million) under the revolver portion of the credit facility. The euro proceeds were designated as a hedge of our investment in the Euro JV. As of March 31, 2018, we had $511 million of available capacity under the revolver portion of our credit facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	253	—	253	3
Issuance of common stock for comprehensive stock plans, net	(1)	—	(1)	—
Dividends declared on common stock	(148)	—	(148)	—
Distributions to non-controlling interests	—	—	—	(2)
Changes in ownership and other	12	—	12	(12)
Other comprehensive income	5	—	5	—
Cumulative effect of accounting change	5	—	5	—
Balance, March 31, 2018	$7,099	$29	$7,128	$156

Capital of Host L.P.

As of March 31, 2018, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	253	—	253	3
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	(1)	—	(1)	—
Distributions declared on common OP units	(148)	—	(148)	(2)
Changes in ownership and other	12	—	12	(12)
Other comprehensive income	5	—	5	—
Cumulative effect of accounting change	5	—	5	—
Balance, March 31, 2018	$7,099	$29	$7,128	$156

Dividends/Distributions

On February 21, 2018, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 16, 2018 to stockholders of record as of March 29, 2018. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Dispositions

On January 9, 2018, we sold the Key Bridge Marriott for $190 million, including $8 million contributed to the hotel’s FF&E replacement funds by the purchaser, and recorded a gain of approximately $119 million.

9.	Acquisitions Asset Acquisitions

On March 29, 2018, we acquired the 301-room Andaz Maui at Wailea Resort, 668-room Grand Hyatt San Francisco, and 454-room Hyatt Regency Coconut Point Resort and Spa for a total purchase price of $1 billion.

10.	Fair Value Measurements

Impairment

During the first quarter, we recorded an additional impairment loss of $8 million, which is included in depreciation and amortization expense, related to the W New York hotel based on the expected sales price of the property, which sale price is considered an unobservable input (Level 3) in the GAAP fair value hierarchy. The fair value of the property on March 31, 2018 was $183 million. The property was classified as held-for-sale as of December 31, 2017.

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

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,779	$2,859	$2,778	$2,932
Credit facility (Level 2)	1,481	1,488	1,170	1,178
Other debt, excluding capital leases (Level 2)	5	5	5	5

E

11.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in three countries as of March 31, 2018. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2018	2017	2018	2017
United States	$1,320	$1,317	$10,509	$9,548
Australia	—	9	—	—
Brazil	5	5	59	59
Canada	14	10	68	71
Mexico	7	7	14	14
Total	$1,346	$1,348	$10,650	$9,692

12.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2018	December 31, 2017
Common OP units outstanding (millions)	8.2	8.2
Market price per Host Inc. common share	$18.64	$19.85
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$156	$167
Historical cost (millions)	81	80
Book value (millions) (1)	156	167
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate three majority-owned partnerships that have third-party, non-controlling partners. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $29 million as of both March 31, 2018 and December 31, 2017.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of March 31, 2018 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

the impact of geopolitical developments outside the United States, such as the pace of economic growth in Europe, the effects of the United Kingdom’s referendum to withdraw from the European Union, the slowing of growth in markets such as China and Brazil, or unrest in the Middle East, all of which could affect the relative volatility of global credit markets generally, global travel and lodging demand;

•	risks that proposed U.S. immigration policies and travel ban will suppress international travel to the United States generally;
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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2018	2017	Change
Total revenues	$1,346	$1,348	(0.1)%
Net income	256	161	59.0%
Operating profit	171	171	—
Operating profit margin under GAAP	12.7%	12.7%	—
Adjusted EBITDAre (1)	$370	$370	—

Diluted earnings per share	0.34	0.21	61.9%
NAREIT FFO and Adjusted FFO per diluted share (1)	0.43	0.44	(2.3)%

Comparable Hotel Data:
	2018 Comparable Hotels (2)
	Quarter ended March 31,
	2018	2017	Change
Comparable hotel revenues (1)	$1,271	$1,253	1.5%
Comparable hotel EBITDA (1)	351	338	3.7%
Comparable hotel EBITDA margin (1)	27.6%	27.0%	60	bps
Change in comparable hotel RevPAR - Constant US$	1.7%
Change in comparable hotel RevPAR - Nominal US$	1.8%
Change in comparable domestic RevPAR	1.6%
Change in comparable international RevPAR - Constant US$	9.3%
___________

(1)

Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share and comparable hotel operating results (including comparable hotel revenues and comparable hotel EBITDA and margins) are non-GAAP (U.S. generally accepted accounting principles) financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)	Comparable hotel operating statistics for 2018 and 2017 are based on 90 hotels as of March 31, 2018.

Revenue

Total revenues remained unchanged for the quarter, despite improvements in operating performance at our comparable hotels, due to the dispositions in 2017 and early 2018. Comparable revenue per available room (“RevPAR”) on a constant US$ basis improved 1.7% for the first quarter as a result of an increase in occupancy of 170 basis points, partially offset by a decrease in average room rate of 0.6%. Operations improved for the quarter particularly in our west coast markets and the Florida Gulf Coast. Florida Gulf Coast and Maui/Oahu had RevPAR increases of 11.6% and 9.7%, respectively, primarily as a result of strong transient rate gains.  Our San Francisco/San Jose and New York properties also outperformed the portfolio, with RevPAR increases of 5.2% and 5.0%, respectively, due to occupancy growth and an increase in group revenues, while RevPAR at our Chicago properties improved 6.5% due to an increase in citywide events. The strong performances at these properties were partially offset by RevPAR declines at our Washington D.C. (Central Business District “CBD”), Houston and San Antonio properties of 17.4%, 9.1% and 7.0%, respectively. Both our Houston and Washington D.C. (CBD) properties experienced difficult comparisons to the prior year, with the Presidential inauguration and Women’s March in Washington D.C. (CBD) and the Super Bowl in Houston. The decline at the San Antonio properties resulted from a decrease in group rooms.

On a constant US$ basis, RevPAR at our comparable international properties improved 9.3% for the first quarter. The increase was due to strong occupancy growth at our Canadian properties, partially offset by declines in average room rate and occupancy at the JW Marriott Hotel Mexico City. Comparable RevPAR in constant euros for the unconsolidated Euro JV properties was nearly flat, with an increase of 0.2% for the first quarter, due to the political unrest in Barcelona.

Operating profit

Operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) remained flat for the first quarter, at 12.7%. This operating profit margin is affected significantly by several items, including dispositions, depreciation and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 60 basis points, to 27.6%, for the quarter, due to continued improvements in operating efficiencies, higher ancillary revenues and a one-time property tax rebate.

Net income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

  Net income for the quarter increased $95 million, primarily due to an increase in gain on sale of assets. Adjusted EBITDAre, which excludes gain on sale of assets, remained flat for the quarter, as improved operating results at our comparable hotels were offset by the effects of property dispositions in 2017 and early 2018. The increase in net income led to an increase in diluted earnings per share of $0.13, or 61.9%, for the quarter. Adjusted FFO per diluted share decreased $0.01, or 2.3%, in the quarter, primarily reflecting an increase in interest expense and tax expense.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

We are optimistic about the overall lodging operating environment, as strong U.S. economic fundamentals, including high consumer confidence and historically low-level of unemployment, are expected to result in increases in U.S. GDP and strengthening corporate and leisure travel.  In addition, the impact of the Tax Cuts and Jobs Act and lower regulatory burdens are expected to result in increased corporate profits and business investment during the year, which historically has correlated to strengthening business transient demand, a key demand driver for our portfolio.

Industry occupancies remain at or near record-high levels. Markets such as Hawaii, Orlando, and San Diego will continue to benefit from expected strong leisure demand and low supply growth. However, the rate of industry-wide supply growth is expected to accelerate slightly from prior years although the increases vary by market. Markets such as New York and Houston have experienced above-average supply growth that has significantly offset demand growth, making it more challenging for our operators to grow average rates. Accordingly, on a portfolio wide basis, the record-high occupancies and increasing market supply are expected to limit RevPAR growth to increases in average rate. We remain cautiously optimistic that favorable economic fundamentals will support continued strengthening demand and allow properties to shift mix toward more profitable sources of business, driving average rate and overall RevPAR growth for our portfolio for the remainder of the year.

Based on these trends, we forecast 2018 RevPAR growth for our comparable hotels of between 1.5% and 2.5% on a constant US$ basis. However, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. economy, changes in travel patterns, increased market volatility, escalating trade tensions, anticipated increases in interest rates and international economic and political instability.

Strategic Initiatives

Acquisitions. On March 29, 2018, we acquired the 301-room Andaz Maui at Wailea Resort, 668-room Grand Hyatt San Francisco, and 454-room Hyatt Regency Coconut Point Resort and Spa for a total purchase price of $1 billion. These assets were acquired on a fee-simple basis and will continue to be Hyatt-branded and managed by Hyatt pursuant to long-term management agreements.

Dispositions. On January 9, 2018, we sold the Key Bridge Marriott for $190 million, including $8 million contributed to the hotel’s FF&E replacement funds by the purchaser.

Financing transactions. During the quarter, we borrowed $310 million under the revolver portion of our credit facility. As of March 31, 2018, we had $511 million of available capacity remaining under the revolver portion of our credit facility.

Capital Projects. For full year 2018, we expect total capital expenditures of $475 million to $550 million, closer to our historical average spend. This total amount consists of return on investment (“ROI”) projects of approximately $185 million to $220 million and renewal and replacement expenditures of $290 million to $330 million.

We look to enhance asset value through ROI projects that are designed to take advantage of changing market conditions and the favorable location of our properties, while seeking to increase profitability and enhance customer satisfaction. These projects are designed to improve the positioning of our hotels within their markets and competitive set as well as incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. We also maintain the value of our properties through regular renewal and replacement capital expenditures that are designed to improve the quality and competitiveness of our hotels.

During the first quarter of 2018, we spent approximately $29 million on ROI capital projects and $86 million on renewal and replacement projects. Significant projects completed during the quarter included the renovation of over 55,000 square feet of meeting space at the Grand Hyatt Washington and over 30,000 square feet of ballroom and meeting space at The Westin Waltham Boston.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2018	2017	Change
Total revenues	$1,346	$1,348	(0.1)%
Operating costs and expenses:
Property-level costs (1)	1,147	1,151	(0.3)
Corporate and other expenses	28	29	(3.4)
Gain on insurance and business interruption settlements	—	3	N/M
Operating profit	171	171	—
Interest expense	44	39	12.8
Gain on sale of assets	120	17	605.9
Benefit (provision) for income taxes	(4)	6	N/M

Host Inc.:
Net income attributable to non-controlling interests	3	3	—
Net income attributable to Host Inc.	253	158	60.1

Host L.P.:
Net income attributable to non-controlling interests	—	1	N/M
Net income attributable to Host L.P.	256	160	60.0
___________
(1)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the first quarter 2018, the results of hotels acquired or sold during the comparable periods impacted our year-over-year comparisons. Comparisons of our operations were affected by the disposition of one hotel in 2018 and four hotels in 2017. These dispositions were partially offset by the acquisition of two hotels during the first quarter of 2017: the W Hollywood acquired in March 2017 and The Don CeSar and Beach House Suites complex acquired in February 2017. Results also reflect three days of operations for three hotels acquired in March 2018: Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa. The table below presents the net (reduction)/increase in revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	Quarter ended March 31,
	2018	2017	Change
Revenues:
Acquisitions	$30	$12	$18
Dispositions	—	33	(33)
Total revenues	$30	$45	$(15)
Net income (excluding gain on sale, net of tax):
Acquisitions	$6	$4	$2
Dispositions	—	4	(4)
Net income (excluding gain on sale, net of tax):	$6	$8	$(2)

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2018	2017	Change
Revenues:
Rooms	$844	$843	0.1%
Food and beverage	413	422	(2.1)
Other	89	83	7.2
Total revenues	$1,346	$1,348	(0.1)

Rooms. Total rooms revenues increased 0.1% for the quarter, reflecting the 1.8% increase in the comparable rooms revenues, driven by strong transient demand, offset by the net effects of our Property Transactions, which reduced rooms revenues by $12 million for the quarter.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased 2.1% for the quarter, reflecting the decrease at our comparable hotels along with a $3 million decrease due to the net effect of our Property Transactions. Comparable F&B revenues decreased 1.2% for the quarter, reflecting a decrease in banquet and audio/visual revenues, which was partially offset by an increase in outlet revenues.

Other revenues. Total other revenues increased 7.2% for the quarter, primarily due to an increase in resort and destination fees along with attrition and cancellation fees. At our comparable hotels, other revenues increased 12.3% for the quarter.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2018	2017	Change
Expenses:
Rooms	$224	$219	2.3%
Food and beverage	278	277	0.4
Other departmental and support expenses	315	319	(1.3)
Management fees	54	56	(3.6)
Other property-level expenses	98	100	(2.0)
Depreciation and amortization	178	180	(1.1)
Total property-level operating expenses	$1,147	$1,151	(0.3)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits account for approximately 58% of the operating expenses at our hotels (excluding depreciation). Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses increased 2.3% for the quarter, which reflects an increase of 3.3% for the quarter at our comparable hotels, driven by an increase in wage expense, partially offset by rooms productivity improvements. The net effect of our Property Transactions reduced rooms expenses by $3 million for the quarter.

Food and beverage. F&B expenses increased 0.4% for the quarter. The net effect of our Property Transactions reduced F&B expenses by $1 million for the quarter. For our comparable hotels, F&B expenses increased 0.5% for the quarter due to an unfavorable shift from banquet and audio/visual business to outlet business, driven in part by the shift from group to transient business, as well as due to an increase in hourly wage rates.

Other departmental and support expenses. Other departmental and support expenses decreased $4 million for the quarter, primarily due to a $4 million decrease from the net effect of our Property Transactions. On a comparable hotel basis, other departmental and support expenses increased $1 million for the quarter.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $1 million for the quarter. Incentive management fees, which are generally based on the amount of operating profit at each property after we receive a priority return on our investment, decreased $2 million for the quarter, due largely to the decrease in revenue associated with the Presidential inauguration in 2017.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $2 million for the quarter. Other property-level expenses at our comparable hotels decreased 1.5% for the quarter.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2018	2017
General and administrative costs	$25	$25
Non-cash stock-based compensation expense	3	3
Litigation accruals and acquisition costs, net	—	1
Total	$28	$29

Interest expense. Interest expense increased for the quarter due to a full quarter of interest expense on the Series G Senior Notes that were issued in March of 2017. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2018	2017
Cash interest expense(1)	$42	$38
Non-cash interest expense	2	1
Total interest expense	$44	$39
___________
(1)	Including the change in accrued interest, total cash interest paid was $38 million and $37 million for the first quarter of 2018 and 2017, respectively.

Gain on sale of assets.  During the first quarter 2018, we recognized a gain on sale of assets of $120 million, due primarily to the sale of the Key Bridge Marriott. During the first quarter of 2017, we recognized a gain on sale of assets of $17 million, primarily due to the sale of the JW Marriott Desert Springs Resort & Spa.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. The income tax provision recorded in the first quarter of 2018 is due to increased profitability of hotel operations retained by the TRS.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of March 31, 2018, 90 of our 96 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic location and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Location

The following tables set forth performance information for our comparable hotels by geographic location as of March 31, 2018 and 2017, respectively:

Comparable Hotels by Location in Constant US$ (by RevPAR)

	As of March 31, 2018		Quarter ended March 31, 2018			Quarter ended March 31, 2017
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Florida Gulf Coast	3	1,043	$523.78	87.7%	$459.45	$481.12	85.6%	$411.83	11.6%
Maui/Oahu	3	1,682	396.73	91.4	362.47	366.03	90.2	330.33	9.7
Jacksonville	1	446	355.15	71.3	253.14	342.40	72.2	247.34	2.3
Phoenix	4	1,518	271.16	87.0	235.99	270.27	81.2	219.44	7.5
San Francisco/San Jose	6	3,853	252.70	84.3	212.91	261.96	77.2	202.32	5.2
New York	6	6,000	252.37	78.5	198.16	240.49	78.5	188.71	5.0
Los Angeles	3	1,421	213.58	89.8	191.81	215.65	87.0	187.53	2.3
San Diego	4	4,341	231.83	81.9	189.78	239.40	81.6	195.36	(2.9)
Miami	2	843	207.22	88.5	183.36	203.40	87.2	177.33	3.4
Washington, D.C. (CBD)	5	3,238	250.33	71.8	179.63	286.75	75.9	217.54	(17.4)
Orlando	1	2,004	210.77	81.6	172.05	206.17	76.5	157.77	9.1
New Orleans	1	1,333	197.38	82.7	163.21	203.25	78.0	158.63	2.9
Philadelphia	2	810	192.13	83.5	160.48	180.44	76.7	138.34	16.0
Seattle	2	1,315	201.47	75.1	151.30	199.58	76.9	153.51	(1.4)
Atlanta	5	1,936	192.08	78.7	151.15	199.03	78.8	156.76	(3.6)
San Antonio	2	1,513	198.26	75.7	150.18	198.42	81.4	161.56	(7.0)
Orange County	4	1,429	192.00	76.3	146.53	194.93	77.7	151.36	(3.2)
Houston	4	1,716	178.84	76.5	136.75	192.37	78.2	150.38	(9.1)
Northern Virginia	5	1,919	186.56	71.7	133.83	188.33	69.3	130.46	2.6
Boston	4	3,185	183.76	70.7	129.97	186.34	68.8	128.12	1.4
Denver	3	1,340	152.93	67.5	103.26	159.63	63.4	101.19	2.0
Chicago	6	2,392	148.46	67.2	99.80	147.79	63.4	93.73	6.5
Other	8	3,596	176.71	72.2	127.59	174.72	69.8	121.96	4.6
Domestic	84	48,873	229.66	78.1	179.32	230.55	76.6	176.56	1.6

International	6	1,811	173.98	64.3	111.85	183.32	55.8	102.31	9.3
All Locations - Constant US$	90	50,684	228.01	77.6	176.91	229.31	75.8	173.91	1.7

Comparable Hotels in Nominal US$
	As of March 31, 2018		Quarter ended March 31, 2018			Quarter ended March 31, 2017
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	6	1,811	$173.98	64.3%	$111.85	$176.90	55.8%	$98.73	13.3%
Domestic	84	48,873	229.66	78.1	179.32	230.55	76.6	176.56	1.6
All Locations	90	50,684	228.01	77.6	176.91	229.14	75.8	173.78	1.8

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

For the first quarter, transient revenue increased 5.2% driven entirely by a 5.2% increase in room nights sold. Leisure travel drove the increase in transient room nights, particularly in March due to the Easter calendar shift, while corporate volume also increased in the quarter. Additional airline contracts led to a 6.7% increase in contract business, driven by an 8.1% increase in contract business room nights sold. A decrease in group volume of 2.3% for the quarter, combined with a 1.2% decrease in average daily rate, led to a decrease in group revenue of 3.5%. Group volume was negatively impacted by difficult comparisons with the Presidential inauguration in 2017. The shift from group business led to the decrease in F&B revenues when compared to 2017.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility given the inherent volatility of the lodging industry. This strategy has resulted in a lower overall cost of capital, allowing us to complete opportunistic investments and acquisitions and positions us to manage potential declines in operations throughout the lodging cycle. Over the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio.

We intend to use available cash predominantly for acquisitions or other investments in our portfolio. If we are unable to find appropriate investment opportunities, we will consider other uses, such as a return of capital through dividends or common stock repurchases, the amounts of which will be determined by our operations and other market factors. Significant factors we review to determine the amount and timing of common stock repurchases include our current stock price compared to our determination of the underlying value of our assets, appropriate leverage levels, current and forecast operating results and the completion of hotel sales.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. We have access to multiple types of financing, as substantially all of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotels. We believe that we have sufficient liquidity and access to capital markets in order to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On April 16, 2018, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which totaled approximately $148 million. We have no significant debt maturities until 2020.

Capital Resources. As of March 31, 2018, we had $323 million of cash and cash equivalents and $511 million of available capacity under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February 2018, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes and mortgage debt other than in accordance with its terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Additionally, in February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $36 million to $248 million for the quarter ended March 31, 2018 compared to the same period of 2017.

Cash Provided by (Used in) Investing Activities. Net cash used in investing activities was $955 million during the first quarter of 2018 compared to $384 million for the first quarter of 2017. Cash used during the first quarter of 2018 included the acquisition of a portfolio of three Hyatt hotels, while 2017 included the acquisition of The Don Cesar and the W Hollywood. We also spent approximately $115 million on capital expenditures for the first quarter of 2018 compared to $80 million in 2017. Cash provided by investing activities consisted of proceeds from the sale of one hotel in each of 2018 and 2017.

The following tables summarize significant acquisitions and dispositions that have been completed as of May 1, 2018 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
March	2018	Acquisition of Portfolio of 3 Hyatt Hotels		$(1,000)
		Total acquisitions		$(1,000)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
January	2018	Disposition of Key Bridge Marriott	$181	$190
		Total dispositions	$181
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $119 million and $208 million for the first quarter of 2018 and 2017, respectively. Cash provided by financing activities in 2018 included draws on the credit facility, while 2017 also included the issuance of senior notes. Cash used in financing activities in 2018 and 2017 primarily consisted of dividend payments.

The following tables summarize significant issuances, net of deferred financing costs and issuance discounts, that have been completed through May 1, 2018 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
January - April	2018	Net draw on the revolver portion of credit facility	$335
		Total issuances	$335

The following table summarizes significant equity transactions that have been completed through May 1, 2018 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2018	Dividend payments (1)(2)	$(333)
		Cash payments on equity transactions	$(333)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $337 million to its common OP unit holders.
(2)	Includes the cash payment for the fourth quarter 2017 dividend that was paid in January 2018.

Debt

As of March 31, 2018, our total debt was $4.3 billion, with an average interest rate of 3.9% and an average maturity of 4.8 years. Additionally, 65% of our debt has a fixed rate of interest and none of our hotels are encumbered by mortgage debt.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of March 31, 2018:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.7	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.6	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.7	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of March 31, 2018:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	473%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.2	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of March 31, 2018 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	479%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	<1%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.2	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F and Series G senior notes and our other senior notes with respect to covenant ratios, our actual ratios for the two sets of senior notes differ slightly.

For additional detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2017.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 31, 2018, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which is dependent primarily on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on April 16, 2018 to stockholders of record on March 29, 2018. All future dividends are subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. For a detailed discussion of the new accounting standards, see “Note 2. Summary of Significant Accounting Policies” in this quarterly report.

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

Of the 96 hotels that we owned on March 31, 2018, 90 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 31, 2018 are excluded from comparable hotel results for these periods:

•

The Phoenician (acquired in June 2015 and, beginning in the second quarter of 2016, business disruption due to extensive renovations, including all guestrooms and suites, a redesign of the lobby and public areas, renovation of pools, recreation areas and a restaurant and a re-configured spa and fitness center);

•	The Don CeSar and Beach House Suites complex (acquired in February 2017);
•	W Hollywood (acquired in March 2017);
•	Andaz Maui at Wailea Resort (acquired in March 2018);
•	Grand Hyatt San Francisco (acquired in March 2018); and
•	Hyatt Regency Coconut Point Resort and Spa (acquired in March 2018).

The operating results of 5 hotels disposed of in 2018 and 2017 are not included in comparable hotel results for the periods presented herein.

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

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical or future financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include the following:

•

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”)and Adjusted EBITDAre, as a measure of performance for Host Inc. and Host L.P.,

•

Funds From Operations (“FFO”) and FFO per diluted share, both calculated in accordance with National Association of Real Estate Investment Trusts (“NAREIT”) guidelines and with certain adjustments from those guidelines, as a measure of performance for Host Inc., and

•	Comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P.

The following discussion defines these measures and presents why we believe they are useful supplemental measures of our performance.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2017, further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

EBITDA, EBITDAre and Adjusted EBITDAre

EBITDA

EBITDA is a commonly used measure of performance in many industries. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO and Adjusted FFO per diluted share, it is widely used by management in the annual budget process and for compensation programs.

EBITDAre and Adjusted EBITDAre

We present EBITDAre in accordance with NAREIT guidelines, as defined in its September 2017 white paper “Earnings Before, Interest, Taxes, Depreciation and Amortization for Real Estate,” to provide an additional performance measure to facilitate the evaluation and comparison of our results with other REITs. NAREIT defines EBITDAre as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s pro rata share of EBITDAre of unconsolidated affiliates.

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

•

Acquisition Costs – Under GAAP, costs associated with completed property acquisitions that are considered business combinations are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

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

In the past, we presented Adjusted EBITDA as a supplemental measure of our performance. That metric is calculated in a similar manner as Adjusted EBITDAre presented here, with the exception of the adjustment for non-controlling partners’ pro rata share of Adjusted EBITDA, which totaled $3 million for the first quarter of 2017. The rationale for including 100% of EBITDAre for consolidated affiliates with non-controlling interests is that the full amount of any debt of these affiliates is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the Company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table provides a reconciliation of EBITDA EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2018	2017
Net income (1)	$256	$161
Interest expense	44	39
Depreciation and amortization	170	180
Income taxes	4	(6)
EBITDA (1)	474	374
Gain on dispositions (2)	(119)	(15)
Non-cash impairment loss	8	—
Equity investment adjustments:
Equity in earnings of Euro JV (4)	(2)	—
Equity in earnings of affiliates other than Euro JV	(8)	(7)
Pro rata EBITDAre of Euro JV (4)	7	6
Pro rata EBITDAre of equity investments other than Euro JV	10	11
EBITDAre (1)(5)	370	369
Adjustments to EBITDAre:
Acquisition costs (3)	—	1
Adjusted EBITDAre (1)(5)	$370	$370
___________
(1)

Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO include a gain of $1 million for the quarter ended March 31, 2017, for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of one hotel in each of 2018 and 2017.
(3)

Effective January 1, 2018 we adopted Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. As a result, the recent Hyatt portfolio acquisition was considered an asset acquisition and the related $17 million of acquisition costs were capitalized.

(4)	Represents our share of earnings and pro rata EBITDAre from the Euro JV in which we hold an approximate one-third non-controlling interest.
(5)

Effective December 31, 2017, we present EBITDAre, reported in accordance with NAREIT guidelines, and Adjusted EBITDAre as supplemental measures of our performance. Our prior year results have been updated to conform with the current year presentation. Under the new presentation, we include all of the EBITDA of consolidated partnerships, including the non-controlling partners’ share, which has increased the previously reported first quarter 2017 Adjusted EBITDA by $3 million.

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

•

Acquisition Costs – Under GAAP, costs associated with completed property acquisitions that are considered business combinations are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

•

Litigation Gains and Losses – We exclude the effect of gains or losses associated with litigation recorded under GAAP that we consider outside the ordinary course of business. We believe that including these items is not consistent with our ongoing operating performance.

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2017, as a result of the reduction of corporate income tax rates from 35% to 21% caused by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and increase the provision for income taxes by approximately $11 million. Additionally, similar corporate income tax rate reductions affected our European Joint Venture, causing the remeasurement of the net deferred tax assets and liabilities in France and Belgium, resulting in a net tax benefit to us of $5 million. We do not consider these adjustments to be reflective of our on-going operating performance and therefore excluded these items from Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2018	2017
Net income (1)	$256	$161
Less: Net income attributable to non-controlling interests	(3)	(3)
Net income attributable to Host Inc.	253	158
Adjustments:
Gain on dispositions (2)	(119)	(15)
Depreciation and amortization	169	179
Non-cash impairment loss	8	—
Equity investment adjustments:
Equity in earnings of affiliates	(10)	(7)
Pro rata FFO of equity investments	16	13
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	(1)
FFO adjustments for non-controlling interests of Host L.P.	(1)	(1)
NAREIT FFO (1)	316	326
Adjustments to NAREIT FFO:
Acquisition costs (3)	—	1
Adjusted FFO (1)	$316	$327

For calculation on a per share basis (4):
Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	739.6	738.2
NAREIT FFO and Adjusted FFO per diluted share	$.43	$.44
___________

(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(4)

Earnings per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2018	2017
Number of hotels	90	90
Number of rooms	50,684	50,684
Change in comparable hotel RevPAR -
Constant US$	1.7%	—
Nominal US$	1.8%	—
Operating profit margin (1)	12.7%	12.7%
Comparable hotel EBITDA margin (1)	27.6%	27.0%
Food and beverage profit margin (1)	32.7%	34.4%
Comparable hotel food and beverage profit margin (1)	32.6%	33.8%

Net income	$256	$161
Depreciation and amortization	178	180
Interest expense	44	39
Provision (benefit) for income taxes	4	(6)
Gain on sale of property and corporate level income/expense	(105)	6
Non-comparable hotel results, net (2)	(26)	(42)
Comparable hotel EBITDA	$351	$338

	Quarter ended March 31, 2018				Quarter ended March 31, 2017
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$844	$(37)	$—	$807	$843	$(50)	$—	$793
Food and beverage	413	(27)	—	386	422	(31)	—	391
Other	89	(11)	—	78	83	(14)	—	69
Total revenues	1,346	(75)	—	1,271	1,348	(95)	—	1,253
Expenses
Room	224	(8)	—	216	219	(10)	—	209
Food and beverage	278	(18)	—	260	277	(18)	—	259
Other	467	(23)	—	444	475	(28)	—	447
Depreciation and amortization	178	—	(178)	—	180	—	(180)	—
Corporate and other expenses	28	—	(28)	—	29	—	(29)	—
Gain on insurance and business interruption settlements	—	—	—	—	(3)	3	—	—
Total expenses	1,175	(49)	(206)	920	1,177	(53)	(209)	915
Operating Profit - Comparable Hotel EBITDA	$171	$(26)	$206	$351	$171	$(42)	$209	$338
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above tables.

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

Interest Rate Sensitivity

As of March 31, 2018 and December 31, 2017, 65% and 70%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first quarter of 2018. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil, Canada and Mexico and our minority investments in the Euro JV and a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We have two foreign currency forward sale contracts for a total notional amount of $36 million. No forward purchase contracts were entered into during the first quarter of 2018.

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated $291 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss), which adjustments offset a portion of the translation adjustment related to our international investments.

See Item 7A of our most recent Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION AND EXHIBIT INDEX

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in the first quarter of 2018.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 – January 31, 2018	—	$—	—	$500
February 1, 2018 – February 28, 2018	—	—	—	500
March 1, 2018 – March 31, 2018	—	—	—	500
Total	—	$—	—	$500

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 – January 31, 2018	8,968	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
February 1, 2018 – February 28, 2018	2,295	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2018 – March 31, 2018	10,789	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	22,052			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc’s common stock.

Item 6.	Exhibits

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

May 3, 2018	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 3, 2018	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)