Form 10-Q
period 2018-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2018-08-08
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

As of August 6, 2018 there were 741,677,444 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(in millions, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$10,377	$9,692
Assets held for sale	163	250
Due from managers	161	79
Advances to and investments in affiliates	322	327
Furniture, fixtures and equipment replacement fund	199	195
Other	207	237
Cash and cash equivalents	646	913
Total assets	$12,075	$11,693

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,780	$2,778
Credit facility, including term loans of $997 million and $996 million, respectively	1,442	1,170
Other debt	6	6
Total debt	4,228	3,954
Accounts payable and accrued expenses	242	283
Other	266	287
Total liabilities	4,736	4,524

Non-controlling interests - Host Hotels & Resorts, L.P.	173	167

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 739.8 million shares and 739.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,100	8,097
Accumulated other comprehensive loss	(68)	(60)
Deficit	(901)	(1,071)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,138	6,973
Non-controlling interests—other consolidated partnerships	28	29
Total equity	7,166	7,002
Total liabilities, non-controlling interests and equity	$12,075	$11,693

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2018 and 2017

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
REVENUES
Rooms	$973	$940	$1,817	$1,783
Food and beverage	449	416	862	838
Other	96	85	185	168
Total revenues	1,518	1,441	2,864	2,789
EXPENSES
Rooms	238	230	462	449
Food and beverage	290	275	568	552
Other departmental and support expenses	336	324	651	643
Management fees	73	69	127	125
Other property-level expenses	99	97	197	197
Depreciation and amortization	189	178	367	358
Corporate and other expenses	30	26	58	55
Gain on insurance and business interruption settlements	—	(2)	—	(5)
Total operating costs and expenses	1,255	1,197	2,430	2,374
OPERATING PROFIT	263	244	434	415
Interest income	2	1	5	2
Interest expense	(45)	(43)	(89)	(82)
Gain on sale of assets	—	29	120	46
Loss on foreign currency transactions and derivatives	(1)	—	(1)	(2)
Equity in earnings of affiliates	9	8	19	15
INCOME BEFORE INCOME TAXES	228	239	488	394
Provision for income taxes	(17)	(27)	(21)	(21)
NET INCOME	211	212	467	373
Less: Net income attributable to non-controlling interests	(2)	(2)	(5)	(5)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$209	$210	$462	$368
Basic earnings per common share	$.28	$.28	$.62	$.50
Diluted earnings per common share	$.28	$.28	$.62	$.50

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2018 and 2017

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
NET INCOME	$211	$212	$467	$373
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(14)	8	(8)	15
Change in fair value of derivative instruments	1	(9)	—	(10)
Amounts reclassified from other comprehensive income (loss)	—	2	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13)	1	(8)	6
COMPREHENSIVE INCOME	198	213	459	379
Less: Comprehensive income attributable to non-controlling interests	(2)	(4)	(5)	(6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$196	$209	$454	$373

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2018 and 2017

(unaudited, in millions)

	Year-to-date ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$467	$373
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	367	358
Amortization of finance costs, discounts and premiums, net	3	3
Stock compensation expense	7	5
Deferred income taxes	—	20
Gain on sale of assets	(120)	(46)
Loss on foreign currency transactions and derivatives	1	2
Equity in earnings of affiliates	(19)	(15)
Change in due from managers	(81)	(59)
Distributions from investments in affiliates	17	13
Changes in other assets	25	(23)
Changes in other liabilities	(12)	(16)
Net cash provided by operating activities	655	615

INVESTING ACTIVITIES
Proceeds from sales of assets, net	362	226
Return of investments in affiliates	1	4
Advances to and investments in affiliates	(3)	—
Acquisitions	(1,019)	(467)
Capital expenditures:
Renewals and replacements	(143)	(111)
Return on investment	(58)	(32)
Property insurance proceeds	1	—
Net cash used in investing activities	(859)	(380)

FINANCING ACTIVITIES
Financing costs	—	(9)
Issuances of debt	—	398
Draws on credit facility	360	340
Repayment of credit facility	(75)	(340)
Dividends on common stock	(333)	(332)
Other financing activities	(7)	(2)
Net cash provided by (used in) financing activities	(55)	55
Effects of exchange rate changes on cash held	(4)	4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(263)	294
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$846	$838

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2018 and 2017

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$646	$644
Restricted cash (included in other assets)	1	2
Cash included in furniture, fixtures and equipment replacement fund	199	192
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$846	$838

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended June 30,
	2018	2017
Total interest paid	$83	$72
Income taxes paid	$22	$15

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(in millions)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$10,377	$9,692
Assets held for sale	163	250
Due from managers	161	79
Advances to and investments in affiliates	322	327
Furniture, fixtures and equipment replacement fund	199	195
Other	207	237
Cash and cash equivalents	646	913
Total assets	$12,075	$11,693

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,780	$2,778
Credit facility, including term loans of $997 million and $996 million, respectively	1,442	1,170
Other debt	6	6
Total debt	4,228	3,954
Accounts payable and accrued expenses	242	283
Other	266	287
Total liabilities	4,736	4,524

Limited partnership interests of third parties	173	167

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,205	7,032
Accumulated other comprehensive loss	(68)	(60)
Total Host Hotels & Resorts, L.P. capital	7,138	6,973
Non-controlling interests—consolidated partnerships	28	29
Total capital	7,166	7,002
Total liabilities, limited partnership interest of third parties and capital	$12,075	$11,693

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2018 and 2017

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
REVENUES
Rooms	$973	$940	$1,817	$1,783
Food and beverage	449	416	862	838
Other	96	85	185	168
Total revenues	1,518	1,441	2,864	2,789
EXPENSES
Rooms	238	230	462	449
Food and beverage	290	275	568	552
Other departmental and support expenses	336	324	651	643
Management fees	73	69	127	125
Other property-level expenses	99	97	197	197
Depreciation and amortization	189	178	367	358
Corporate and other expenses	30	26	58	55
Gain on insurance and business interruption settlements	—	(2)	—	(5)
Total operating costs and expenses	1,255	1,197	2,430	2,374
OPERATING PROFIT	263	244	434	415
Interest income	2	1	5	2
Interest expense	(45)	(43)	(89)	(82)
Gain on sale of assets	—	29	120	46
Loss on foreign currency transactions and derivatives	(1)	—	(1)	(2)
Equity in earnings of affiliates	9	8	19	15
INCOME BEFORE INCOME TAXES	228	239	488	394
Provision for income taxes	(17)	(27)	(21)	(21)
NET INCOME	211	212	467	373
Less: Net income attributable to non-controlling interests	—	—	—	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$211	$212	$467	$372
Basic earnings per common unit	$.29	$.29	$.64	$.51
Diluted earnings per common unit	$.29	$.29	$.64	$.51

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2018 and 2017

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
NET INCOME	$211	$212	$467	$373
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(14)	8	(8)	15
Change in fair value of derivative instruments	1	(9)	—	(10)
Amounts reclassified from other comprehensive income (loss)	—	2	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13)	1	(8)	6
COMPREHENSIVE INCOME	198	213	459	379
Less: Comprehensive income attributable to non-controlling interests	—	(2)	—	(2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$198	$211	$459	$377

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2018 and 2017

(unaudited, in millions)

	Year-to-date ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$467	$373
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	367	358
Amortization of finance costs, discounts and premiums, net	3	3
Stock compensation expense	7	5
Deferred income taxes	—	20
Gain on sale of assets	(120)	(46)
Loss on foreign currency transactions and derivatives	1	2
Equity in earnings of affiliates	(19)	(15)
Change in due from managers	(81)	(59)
Distributions from investments in affiliates	17	13
Changes in other assets	25	(23)
Changes in other liabilities	(12)	(16)
Net cash provided by operating activities	655	615

INVESTING ACTIVITIES
Proceeds from sales of assets, net	362	226
Return of investments in affiliates	1	4
Advances to and investments in affiliates	(3)	—
Acquisitions	(1,019)	(467)
Capital expenditures:
Renewals and replacements	(143)	(111)
Return on investment	(58)	(32)
Property insurance proceeds	1	—
Net cash used in investing activities	(859)	(380)

FINANCING ACTIVITIES
Financing costs	—	(9)
Issuances of debt	—	398
Draws on credit facility	360	340
Repayment of credit facility	(75)	(340)
Distributions on common OP units	(337)	(336)
Other financing activities	(3)	2
Net cash provided by (used in) financing activities	(55)	55
Effects of exchange rate changes on cash held	(4)	4
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(263)	294
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$846	$838

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2018 and 2017

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$646	$644
Restricted cash (included in other assets)	1	2
Cash included in furniture, fixtures and equipment replacement fund	199	192
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$846	$838

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended June 30,
	2018	2017
Total interest paid	$83	$72
Income taxes paid	$22	$15

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2018, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of June 30, 2018, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	89
Brazil	3
Canada	2
Mexico	1
Total	95

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2018, and the results of our operations for the quarter and year-to-date periods ended June 30, 2018 and 2017, respectively, and cash flows for the year-to-date periods ended June 30, 2018 and 2017, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

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

New Accounting Standards

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018. The current standard requires a modified retrospective approach, with the option of restatement of the comparative periods presented in the year of adoption or applying the new standard only in the year of adoption with a cumulative-effect adjustment in the period of adoption. The primary impact of the new standard will be to the treatment of our 26 ground leases, which represent approximately 85% of our annual operating lease payments. We believe that application of this standard will result in the recording of a right of use asset and the related lease liability of between $400 million and $500 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on the calculation of this recorded amount. As noted above, we expect that the adoption of this standard will have minimal impact on our income statement.

Business Combinations. We adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business on January 1, 2018. The standard adopts a two-step approach wherein, if substantially all of the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction will be considered an asset purchase. We anticipate that most of our future hotel purchases will be considered asset purchases as opposed to business combinations, although this determination will be made on a transaction-by-transaction basis. This standard was adopted on a prospective basis and, therefore, it did not affect the accounting for any of our previous transactions.

Revenue Recognition. We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. The standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that an entity expects in exchange. We also adopted ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides further guidance on accounting for the derecognition of and partial sales of a non-financial asset. This standard may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement with the asset that was sold. We adopted these standards using a modified retrospective approach with a cumulative effect recognized in our equity balance on the date of adoption and no restatements of prior period amounts. When applying the new standard for the cumulative effect, we elected to apply the new standard only to contracts that were not considered completed as of the date of adoption.

Transition adjustment. As a result of the adoption of this standard on January 1, 2018, total liabilities were reduced by $4.5 million, and total equity of Host Inc. stockholders and total Host L.P. capital increased by $4.5 million. This adjustment is related to a previously deferred gain on the sale of the Atlanta Marriott Marquis in 2013 that would have qualified for recognition under the new standard. Our balance sheet as of June 30, 2018 includes $0.4 million retained as a contingent liability for potential environmental liabilities at the Atlanta Marriott Marquis; however, our potential exposure related to the guarantee can be up to $5 million. Adoption did not have an effect on our income statement for the quarter and year-to-date ended June 30, 2018 and 2017.

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

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 8 million common OP units which are convertible into 8.2 million common shares that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
Net income	$211	$212	$467	$373
Less: Net income attributable to non-controlling interests	(2)	(2)	(5)	(5)
Net income attributable to Host Inc.	$209	$210	$462	$368

Basic weighted average shares outstanding	739.7	738.6	739.5	738.3
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	0.2	0.4	0.2
Diluted weighted average shares outstanding	740.2	738.8	739.9	738.5

Basic earnings per common share	$.28	$.28	$.62	$.50
Diluted earnings per common share	$.28	$.28	$.62	$.50

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
Net income	$211	$212	$467	$373
Less: Net income attributable to non-controlling interests	—	—	—	(1)
Net income attributable to Host L.P.	$211	$212	$467	$372

Basic weighted average units outstanding	732.2	731.5	732.1	731.2
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	0.1	0.4	0.2
Diluted weighted average units outstanding	732.7	731.6	732.5	731.4

Basic earnings per common unit	$.29	$.29	$.64	$.51
Diluted earnings per common unit	$.29	$.29	$.64	$.51

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Revenue

Substantially all of our operating results represent revenues and expenses generated by property-level operations. The majority of customers make payments when services are provided to them. Due to the short-term nature of our contracts and the almost concurrent receipt of payment, we have no significant performance obligations outstanding at quarter end. We collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations. Revenues are recognized when the performance obligations have been met, as follows:

Income statement line item	Recognition method
Rooms revenues

Rooms revenues represent revenues from the occupancy of our hotel rooms and are driven by the occupancy and average daily rate charged. Rooms revenues do not include ancillary services or fees charged. The contracts for room stays with customers generally are very short term in duration and revenues are recognized over time during the course of the hotel stay.

Food & beverage revenues

Food & beverage (“F&B”) revenues consist of revenue from group functions, which may include banquet revenue and audio-visual revenue, as well as outlet revenue from the restaurants and lounges at our properties. Revenues are recognized at a point in time as the services or products are provided. Our hotels may employ third parties to provide certain services at the property, for example, audio and visual services.  We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction and record the revenues as appropriate (i.e. gross vs. net).

Other revenues

Other revenues consist of ancillary revenue at the property, including attrition and cancelation fees, golf courses, resort and destination fees, spas, entertainment and other guest services, as well as rental revenue; primarily consisting of leased retail outlets. Attrition and cancelation fees are recognized at a point in time for non-cancelable deposits when the customer provides notification of cancelation or is a no-show for the specified date, whichever comes first.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenues. While we do not consider the following division by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 10 – Geographic Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2018	2017	2018	2017
New York	$206	$211	$367	$361
San Diego	133	126	266	263
San Francisco/San Jose	135	103	242	207
Washington, D.C. (Central Business District "CBD")	108	105	181	194
Florida Gulf Coast	81	67	179	154
Maui/Oahu	96	71	177	145
Phoenix	77	62	174	160
Boston	91	94	145	148
Orlando	56	53	126	117
Los Angeles	48	50	95	88
Chicago	57	57	87	84
Atlanta	40	42	82	85
Northern Virginia	45	56	81	100
Houston	31	30	63	63
Seattle	36	35	61	61
San Antonio	30	27	60	60
Orange County	30	30	59	61
New Orleans	28	26	56	54
Jacksonville	30	29	53	51
Philadelphia	24	23	43	40
Denver	25	24	43	42
Miami	13	13	32	31
Other	67	72	135	153
Domestic	1,487	1,406	2,807	2,722
International	31	35	57	67
Total	$1,518	$1,441	$2,864	$2,789

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2018	December 31, 2017
Land and land improvements	$2,120	$1,934
Buildings and leasehold improvements	14,262	13,529
Furniture and equipment	2,412	2,357
Construction in progress	112	106
	18,906	17,926
Less accumulated depreciation and amortization	(8,529)	(8,234)
	$10,377	$9,692

n

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt

Credit Facility.  During the second quarter, we repaid CAD$33 million ($25 million) under the revolver portion of the credit facility. As of June 30, 2018, we had $551 million of available capacity under the revolver portion of our credit facility. Subsequent to quarter end, we repaid an additional $150 million under the revolver portion of the credit facility.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	462	—	462	5
Issuance of common stock for comprehensive stock plans, net	6	—	6	—
Dividends declared on common stock	(296)	—	(296)	—
Distributions to non-controlling interests	—	(1)	(1)	(3)
Changes in ownership and other	(4)	—	(4)	4
Other comprehensive loss	(8)	—	(8)	—
Cumulative effect of accounting change	5	—	5	—
Balance, June 30, 2018	$7,138	$28	$7,166	$173

Capital of Host L.P.

As of June 30, 2018, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	462	—	462	5
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	6	—	6	—
Distributions declared on common OP units	(296)	—	(296)	(3)
Distributions to non-controlling interests	—	(1)	(1)	—
Changes in ownership and other	(4)	—	(4)	4
Other comprehensive loss	(8)	—	(8)	—
Cumulative effect of accounting change	5	—	5	—
Balance, June 30, 2018	$7,138	$28	$7,166	$173

Dividends/Distributions

On June 14, 2018, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on July 16, 2018 to stockholders of record as of June 29, 2018. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

8.	Dispositions

On May 9, 2018, we sold the W New York on Lexington Avenue for $190 million. We did not record any material gain or loss in connection with the sale.

9.	Fair Value Measurements

Impairment

During the second quarter, we recorded an impairment loss of $13 million, which is included in depreciation and amortization expense, related to the W New York –  Union Square hotel based on the expected sale price of the property, which sale price is considered an unobservable input (Level 3) in the GAAP fair value hierarchy. The fair value of the property on June 30, 2018 was $162 million. The property was classified as held-for-sale as of June 30, 2018.

Other Liabilities

Fair Value of Other Financial Liabilities. We did not elect the fair value measurement option for any of our other financial liabilities. The fair values of our secured debt and our credit facility are determined based on expected future payments discounted at risk-adjusted rates. Our senior notes are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,780	$2,810	$2,778	$2,932
Credit facility (Level 2)	1,442	1,449	1,170	1,178

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

E

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings and apartments) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in three countries as of June 30, 2018. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Total Revenues		Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2018	2017	2018	2017	2018	2017
United States	$1,487	$1,406	$2,807	$2,722	$10,249	$9,548
Australia	—	8	—	16	—	—
Brazil	5	5	10	11	49	59
Canada	19	15	33	26	66	71
Mexico	7	7	14	14	13	14
Total	$1,518	$1,441	$2,864	$2,789	$10,377	$9,692

11.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2018	December 31, 2017
Common OP units outstanding (millions)	8.0	8.2
Market price per Host Inc. common share	$21.07	$19.85
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$173	$167
Historical cost (millions)	80	80
Book value (millions) (1)	173	167
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate three majority-owned partnerships that have third-party, non-controlling partners. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $28 million and $29 million as of June 30, 2018 and December 31, 2017, respectively.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of June 30, 2018 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•	risks that U.S. immigration policies and travel ban will suppress international travel to the United States generally;
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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2018	2017	Change		2018	2017	Change
Total revenues	$1,518	$1,441	5.3%		$2,864	$2,789	2.7%
Net income	211	212	(0.5)%		467	373	25.2%
Operating profit	263	244	7.8%		434	415	4.6%
Operating profit margin under GAAP	17.3%	16.9%	40	bps	15.2%	14.9%	30	bps
Adjusted EBITDAre (1)	$476	$446	6.7%		$846	$816	3.7%

Diluted earnings per common share	0.28	0.28	—		0.62	0.50	24.0%
NAREIT FFO per diluted share (1)	0.54	0.49	10.2%		0.97	0.93	4.3%
Adjusted FFO per diluted share (1)	0.54	0.49	10.2%		0.97	0.94	3.2%

Comparable Hotel Data:
	2018 Comparable Hotels (2)
	Quarter ended June 30,				Year-to-date ended June 30,
	2018	2017	Change		2018	2017	Change
Comparable hotel revenues (1)	$1,355	$1,306	3.7%		$2,561	$2,496	2.6%
Comparable hotel EBITDA (1)	437	410	6.7%		768	730	5.2%
Comparable hotel EBITDA margin (1)	32.3%	31.4%	90	bps	30.0%	29.25%	75	bps
Change in comparable hotel RevPAR - Constant US$	2.8%				2.1%
Change in comparable hotel RevPAR - Nominal US$	2.7%				2.1%
Change in comparable domestic RevPAR	2.5%				1.9%
Change in comparable international RevPAR - Constant US$	14.0%				11.7%
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

(2)	Comparable hotel operating statistics for 2018 and 2017 are based on 88 hotels as of June 30, 2018.

Revenue

Total revenues improved $77 million, or 5.3%, for the second quarter and $75 million, or 2.7%, year-to-date, driven by improvements in all three revenue categories. Comparable revenues increased $49 million, or 3.7% for the second quarter and $65 million, or 2.6%, year-to-date. Continued high occupancy and a 2.2% increase in room rates drove comparable revenue per available room (“RevPAR”) growth of 2.8% for the second quarter, on a constant US$ basis. Year-to-date, comparable RevPAR on a constant US$ basis improved 2.1% as a result of an increase in occupancy of 110 basis points and a 0.7% increase in average room rate. For the second quarter, a significant increase in banquet and A/V sales drove comparable food and beverage revenues; however, this growth was positively affected by the shift of the Easter holiday from the second quarter of 2017 to the first quarter in 2018. An increase in ancillary revenues led to comparable other revenue growth for both the second quarter and year-to-date. Additionally, the acquisition of three hotels in March 2018, partially offset by the sale of six hotels in 2017 and 2018, resulted in an increase in total revenues of $15 million, or 1.0%, for the second quarter, with no material change year-to-date (see “Statement of Operations Results and Trends”).

The strongest markets for the quarter were New Orleans and San Antonio, which had RevPAR increases of 11.8% and 9.9%, respectively. The improvements primarily were the result of an increase in corporate group room nights and an increase in the transient rate in New Orleans and strong corporate and government volume in San Antonio. Our San Francisco/San Jose and

Maui/Oahu properties also outperformed the portfolio, with RevPAR increases of 8.6% and 6.2%, respectively, due to strong increases in group and transient growth in San Francisco/San Jose and strong transient rate gains in Maui/Oahu. RevPAR at our Houston properties improved 6.7% due to strong retail and discount occupancy, which led to an increase in transient revenues of 8.9%. These strong performances were offset by RevPAR declines at our Boston and Atlanta properties of 2.9% and 2.7%, respectively, due to a decline in city-wide events in both markets. Washington D.C. (Central Business District “CBD”) experienced RevPAR growth of 2.0%, as strong growth in average rate offset the decline in transient business. New York experienced RevPAR growth of 1.1%, as improvements in transient average rate and demand offset the decline in group room nights.

On a constant US$ basis, RevPAR at our comparable international properties improved 14.0% for the second quarter and 11.7% year-to-date. The increase was due to strong occupancy growth at our Canadian properties and the JW Marriott Hotel Mexico City driven by stronger than expected transient demand.

Operating profit

Operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 40 basis points, to 17.3%, for the second quarter and 30 basis points, to 15.2%, year-to-date. These operating profit margins are affected significantly by several items, including dispositions, depreciation and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 90 basis points, to 32.3%, for the second quarter and 75 basis points, to 30.0%, year-to-date. For the quarter, the margin improvement was driven primarily by rate growth, a positive shift in food and beverage operations to more profitable banquet and audio/visual business, and growth in ancillary revenues. Year-to-date, margin improvement was driven by continued improvements in operating efficiencies and higher ancillary revenues. Operating results also benefited from property tax rebates, which improved comparable margins by 40 basis points for both the quarter and year-to-date.

Net income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income declined $1 million for the quarter and increased $94 million year-to-date. For the quarter, the overall improvement in operating results were offset by a decrease in gain on sale of assets. The increase year-to-date was due primarily to an increase in gain on sale of assets along with an improvement in operations. Adjusted EBITDAre, which excludes gain on sale of assets, increased $30 million for both the quarter and year-to-date due to the increase in operations. These changes led to an increase in diluted earnings per share of $0.12, or 24.0%, year-to-date, while results for the quarter remained flat. Adjusted FFO per diluted share increased $.05, or 10.2%, for the quarter due to the increase in operations and a decrease in tax expense. Year-to-date, Adjusted FFO per diluted share increased $0.03, or 3.2%, primarily reflecting improved operations, partially offset by an increase in interest expense.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

We are optimistic about the overall lodging operating environment, as strong U.S. economic fundamentals, including high consumer confidence and historically low-level of unemployment, have resulted in increases in U.S. GDP and strengthening corporate and leisure travel. In addition, the impact of the Tax Cuts and Jobs Act and lower regulatory burdens have resulted in increased corporate profits and business investment during the year, which historically have correlated to strengthening business transient demand, a key demand driver for our portfolio.

The rate of industry-wide supply growth is expected to accelerate slightly from prior years although the increases vary by market. We anticipate that markets such as Maui/Oahu, Orlando, and San Diego will continue to benefit from strong leisure demand and low supply growth. Markets such as New York and Los Angeles have experienced above-average supply growth, making it more challenging for our operators to grow RevPAR. On a portfolio wide basis, the increase in market supply and occupancies, which are currently at or near record high levels, are expected to limit RevPAR growth to increases in average rate. We believe that favorable economic fundamentals will support continued strengthening demand and allow properties to shift mix toward more profitable sources of business, driving average rate and overall RevPAR growth for our portfolio for the remainder of the year.

Based on these trends, we estimate that comparable RevPAR growth for the full year 2018 will be between 1.75% and 2.5% on a constant US$ basis. However, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. economy, changes in travel patterns, increased market volatility, escalating trade tensions, anticipated increases in interest rates and international economic and political instability.

Strategic Initiatives

Dispositions. During the quarter, we sold the W New York on Lexington Avenue for $190 million. We also reached an agreement to sell the W New York – Union Square for $171 million, including $3 million for the FF&E replacement retained by us. The property was classified as held-for-sale as of June 30, 2018, and the sale is expected to close in the third quarter, subject to customary closing conditions.

Financing transactions. During the quarter, we repaid CAD33 million ($25 million) under the revolver portion of our credit facility. As of June 30, 2018, we had $551 million of available capacity remaining under the revolver portion of our credit facility. Subsequent to quarter end, we repaid an additional $150 million under the revolver portion of the credit facility using available cash, increasing the available capacity to $701 million.

Capital Projects. For full year 2018, we expect total capital expenditures of $475 million to $550 million, closer to our historical average spend as compared to 2017. This total amount consists of return on investment (“ROI”) projects of approximately $185 million to $220 million and renewal and replacement expenditures of $290 million to $330 million.

We look to enhance asset value through ROI projects that are designed to take advantage of changing market conditions and the favorable locations of our properties, while seeking to increase profitability and enhance customer satisfaction. These projects are designed to improve the positioning of our hotels within their markets and competitive set as well as to incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. We also maintain the value of our properties through regular renewal and replacement capital expenditures that are designed to improve the quality and competitiveness of our hotels.

During the first half of 2018, we spent approximately $58 million on ROI capital projects and $143 million on renewal and replacement projects. Significant projects completed during the quarter included the renovation of all 661 rooms at the Swissotel Chicago, the renovation of almost 18,000 square feet of public space at The Westin Seattle, and the completion of the all-new tennis and activity center at The Phoenician, A Luxury Collection Resort.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2018	2017	Change	2018	2017	Change
Total revenues	$1,518	$1,441	5.3%	$2,864	$2,789	2.7%
Operating costs and expenses:
Property-level costs (1)	1,225	1,173	4.4	2,372	2,324	2.1
Corporate and other expenses	30	26	15.4	58	55	5.5
Gain on insurance and business interruption settlements	—	2	N/M	—	5	N/M
Operating profit	263	244	7.8	434	415	4.6
Interest expense	45	43	4.7	89	82	8.5
Gain on sale of assets	—	29	N/M	120	46	160.9
Provision for income taxes	17	27	(37.0)	21	21	—

Host Inc.:
Net income attributable to non- controlling interests	2	2	—	5	5	—
Net income attributable to Host Inc.	209	210	(0.5)	462	368	25.5

Host L.P.:
Net income attributable to non- controlling interests	—	—	—	—	1	N/M
Net income attributable to Host L.P.	211	212	(0.5)	467	372	25.5
___________
(1)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the second quarter and year-to-date 2018, the results of hotels acquired or sold during the comparable periods impacted our year-over-year comparisons. Comparisons of our operations were affected by the disposition of two hotels in 2018 and four hotels in 2017. These dispositions were offset by the acquisition of three hotels in March 2018: Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa, and two hotels during the first quarter of 2017: the W Hollywood acquired in March 2017 and The Don CeSar and Beach House Suites complex acquired in February 2017. The table below presents the net (reduction)/increase in revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	Quarter ended June 30,			Year-to-date ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Acquisitions	$84	$29	$55	$114	$41	$73
Dispositions	8	48	(40)	23	95	(72)
Total revenues	$92	$77	$15	$137	$136	$1
Net income (excluding gain on sale, net of tax):
Acquisitions	$13	$6	$7	$19	$10	$9
Dispositions	—	6	(6)	(11)	5	(16)
Net income (excluding gain on sale, net of tax):	$13	$12	$1	$8	$15	$(7)

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Rooms	$973	$940	3.5%	$1,817	$1,783	1.9%
Food and beverage	449	416	7.9	862	838	2.9
Other	96	85	12.9	185	168	10.1
Total revenues	$1,518	$1,441	5.3	$2,864	$2,789	2.7

Rooms. Total rooms revenues increased $33 million, or 3.5%, and $34 million, or 1.9%, for the quarter and year-to-date, respectively. The improvement reflects the increases at our comparable hotels of $24 million, or 2.8%, for the quarter and $34 million, or 2.1%, year-to-date, driven by increases in both occupancy and rate for each period. The net effect of our Property Transactions increased rooms revenue by $6 million, or 0.7%, for the quarter and decreased rooms revenues by $6 million, or 0.3%, year-to-date.

Food and beverage.  Total food and beverage (“F&B”) revenues increased $33 million, or 7.9%, for the quarter and $24 million, or 2.9%, for year-to-date. Comparable F&B revenues increased $18 million, or 4.8%, for the quarter, reflecting a 6.6% increase in banquet and audio-visual revenues associated with the shift in the Easter holiday. Year-to-date, comparable F&B revenues increased $15 million, or 2.1%, reflecting a 2.2% increase in banquet and audio-visual revenues, coupled with a 1.8% increase in outlet revenues. The net effect of our Property Transactions increased F&B revenues $6 million, or 1.5%, and $3 million, or 0.4%, for the quarter and year-to-date, respectively.

Other revenues. Total other revenues increased $11 million, or 12.9%, for the quarter and $17 million, or 10.1%, year-to-date. At our comparable hotels, other revenues increased $7 million, or 9.8%, for the quarter and $16 million, or 11.3%, year-to-date primarily due to an increase in ancillary revenues in both periods. The growth rate for ancillary revenues is expected to moderate for the remainder of the year. The net effect of our Property Transactions increased other revenues $3 million, or 3.8%, and $4 million, or 2.4%, for the quarter and year-to-date, respectively.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2018	2017	Change	2018	2017	Change
Expenses:
Rooms	$238	$230	3.5%	$462	$449	2.9%
Food and beverage	290	275	5.5	568	552	2.9
Other departmental and support expenses	336	324	3.7	651	643	1.2
Management fees	73	69	5.8	127	125	1.6
Other property-level expenses	99	97	2.1	197	197	—
Depreciation and amortization	189	178	6.2	367	358	2.5
Total property-level operating expenses	$1,225	$1,173	4.4	$2,372	$2,324	2.1

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits account for approximately 57% of the operating expenses at our hotels (excluding depreciation). For the second quarter and year-to-date 2018, wages and benefit expenses increased approximately 3% at our comparable hotels due to the ongoing impacts of general wage and labor pressure. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses increased $8 million, or 3.5%, for the second quarter and $13 million, or 2.9%, year-to-date. Our comparable hotels increase of $6 million, or 2.9%, for the quarter and $13 million, or 3.1%, year-to-date, reflects increases in wages and benefits for both periods. The net effect of our Property Transactions increased rooms expenses by $2 million, or 0.8%, for the quarter and decreased rooms expense by $1 million, or 0.2%, year-to-date.

Food and beverage. F&B expenses increased $15 million, or 5.5%, for the quarter and $16 million, or 2.9%, year-to-date. For our comparable hotels, F&B expenses increased $8 million, or 3.3%, for the quarter and $9 million, or 1.9%, year-to-date, reflecting a beneficial shift to banquet and audio-visual revenues in the second quarter and well-controlled food costs in relation to increased sales for both the second quarter and year-to-date. The net effect of our Property Transactions increased F&B expenses by $5 million, or 2.0%, and $4 million, or 0.7%, for the quarter and year-to-date, respectively.

Other departmental and support expenses. Other departmental and support expenses increased $12 million, or 3.7%, for the second quarter and $8 million, or 1.2%, year-to-date. On a comparable hotel basis, other departmental and support expenses increased $5 million, or 1.8%, and $6 million, or 1.0%, for the quarter and year-to-date, respectively, primarily due to increases in general and administrative and sales and marketing costs for both periods. The net effect of our Property Transactions increased other departmental and support expenses by $6 million, or 1.7%, for the quarter and $1 million, or 0.2%, year-to-date.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, increased $2 million, or 4.4%, in the second quarter and $1 million, or 1.2%, year-to-date. On a comparable hotel basis, base management fees increased $1 million, or 3.1% , for the quarter and $1 million, or 1.6% , year to date, reflecting revenue improvements. Incentive management fees, which generally are based on the amount of operating profit at each property after we receive a priority return on our investment, increased $2 million, or 8.0%, for the quarter and $1 million or 2.2%, for year-to-date. On a comparable hotel basis, incentive management fees increased $4 million, or 14.8%, for the quarter and $3 million, or 6.3%, year-to-date, reflecting improved hotel operations.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $2 million, or 2.1%, for the quarter and were flat year-to-date. Other property-level expenses at our comparable hotels decreased $3 million, or 3.7%, for the quarter and $5 million, or 2.7%, year-to-date, primarily due to a tax abatement received at the New York Marriott Marquis.

Depreciation and amortization. Depreciation and amortization expense increased $11 million, or 6.2%, for the quarter and $9 million, or 2.5% year-to-date. The increase is due to impairment expense of $13 million at one property in the second quarter and $8 million at one property in the first quarter, partially offset by the net effect of our Property Transactions.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
General and administrative costs	$26	$24	$51	$49
Non-cash stock-based compensation expense	4	2	7	5
Litigation accruals and acquisition costs, net	—	—	—	1
Total	$30	$26	$58	$55

Interest expense. Interest expense for the quarter and year-to-date increased due to additional amounts outstanding under our credit facility and an increase in interest rates on our floating rate debt. Interest expense year-to-date also included a full period of interest expense on the Series G Senior Notes that were issued in March of 2017. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
Cash interest expense(1)	$44	$41	$86	$79
Non-cash interest expense	1	2	3	3
Total interest expense	$45	$43	$89	$82
___________
(1)	Including the change in accrued interest, total cash interest paid was $83 million and $72 million for year-to-date 2018 and 2017, respectively.

Gain on sale of assets.  Year-to-date, we recognized a gain on sale of assets of $120 million related to the sale of the Key Bridge Marriott in the first quarter. We recognized a gain on sale of assets of $29 million and $46 million during the second quarter and year-to-date 2017, respectively, primarily due to the sale of the JW Marriott Desert Springs Resort & Spa in the first quarter and the Sheraton Memphis Downtown in the second quarter of 2017.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. The income tax provision recorded in the second quarter and year-to-date 2018 predominately is due to the profitability of hotel operations retained by the TRS.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of June 30, 2018, 88 of our 95 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic location and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Location

The following tables set forth performance information for our comparable hotels by geographic location as of June 30, 2018 and 2017, respectively:

Comparable Hotels by Location in Constant US$ (by year-to-date RevPAR)

	As of June 30, 2018		Quarter ended June 30, 2018			Quarter ended June 30, 2017
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$342.49	91.7%	$313.94	$328.85	89.9%	$295.61	6.2%
Jacksonville	1	446	400.02	84.6	338.47	384.03	85.0	326.50	3.7
New York	5	5,303	308.92	90.8	280.65	301.09	92.2	277.51	1.1
Florida Gulf Coast	2	593	227.09	71.9	163.32	211.48	74.5	157.63	3.6
Washington, D.C. (CBD)	5	3,238	287.52	89.7	257.90	279.26	90.5	252.81	2.0
San Francisco/San Jose	6	3,853	250.86	88.9	222.97	236.73	86.8	205.40	8.6
Phoenix	4	1,518	201.89	76.1	153.68	199.70	75.6	150.89	1.8
San Diego	4	4,341	232.31	84.7	196.69	227.07	85.9	195.12	0.8
Los Angeles	3	1,421	212.68	90.1	191.67	219.01	89.5	195.96	(2.2)
Seattle	2	1,315	253.60	88.6	224.66	251.37	89.7	225.39	(0.3)
Boston	4	3,185	262.60	89.1	233.87	267.82	89.9	240.86	(2.9)
Philadelphia	2	810	223.69	89.0	199.05	220.07	85.7	188.64	5.5
New Orleans	1	1,333	196.05	85.4	167.43	182.56	82.0	149.70	11.8
Orlando	1	2,004	186.83	75.0	140.15	174.70	74.2	129.65	8.1
Orange County	4	1,429	188.33	81.4	153.35	186.33	80.9	150.68	1.8
Miami	2	843	143.52	80.9	116.09	143.31	82.2	117.86	(1.5)
Atlanta	5	1,936	183.48	80.1	146.93	189.62	79.7	151.06	(2.7)
Chicago	6	2,392	234.71	83.9	197.01	224.95	86.6	194.82	1.1
Northern Virginia	5	1,919	194.77	83.4	162.39	192.99	81.5	157.22	3.3
San Antonio	2	1,513	193.23	73.4	141.89	179.03	72.1	129.15	9.9
Houston	4	1,716	178.28	74.9	133.49	175.95	71.1	125.16	6.7
Denver	3	1,340	169.90	81.3	138.10	168.42	81.3	136.89	0.9
Other	8	3,596	173.49	78.0	135.24	170.56	76.7	130.74	3.4
Domestic	82	47,726	236.54	84.4	199.53	231.32	84.1	194.58	2.5

International	6	1,811	180.62	69.1	124.80	174.48	62.8	109.49	14.0
All Locations - Constant US$	88	49,537	234.85	83.8	196.80	229.76	83.3	191.47	2.8

Comparable Hotels in Nominal US$
	As of June 30, 2018		Quarter ended June 30, 2018			Quarter ended June 30, 2017
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	6	1,811	$180.62	69.1%	$124.80	$177.47	62.8%	$111.37	12.1%
Domestic	82	47,726	236.54	84.4	199.53	231.32	84.1	194.58	2.5
All Locations	88	49,537	234.85	83.8	196.80	229.84	83.3	191.54	2.7

Comparable Hotels by Location in Constant US$ (by RevPAR)

	As of June 30, 2018		Year-to-date ended June 30, 2018			Year-to-date ended June 30, 2017
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$369.42	91.5%	$338.07	$347.37	90.1%	$312.88	8.1%
Jacksonville	1	446	379.63	78.0	296.04	365.02	78.7	287.14	3.1
New York	5	5,303	283.92	84.8	240.84	273.47	85.8	234.60	2.7
Florida Gulf Coast	2	593	280.12	79.8	223.55	264.77	79.6	210.88	6.0
Washington, D.C. (CBD)	5	3,238	271.10	80.8	218.98	282.66	83.2	235.27	(6.9)
San Francisco/San Jose	6	3,853	251.75	86.6	217.97	248.54	82.0	203.87	6.9
Phoenix	4	1,518	238.65	81.5	194.61	236.06	78.4	184.97	5.2
San Diego	4	4,341	232.08	83.3	193.25	233.04	83.8	195.24	(1.0)
Los Angeles	3	1,421	213.12	90.0	191.74	217.36	88.2	191.77	—
Seattle	2	1,315	229.83	81.9	188.18	227.60	83.3	189.65	(0.8)
Boston	4	3,185	227.91	79.9	182.21	232.73	79.4	184.80	(1.4)
Philadelphia	2	810	208.50	86.3	179.87	201.47	81.2	163.63	9.9
New Orleans	1	1,333	196.70	84.1	165.33	192.59	80.0	154.14	7.3
Orlando	1	2,004	199.24	78.3	156.02	190.59	75.4	143.64	8.6
Orange County	4	1,429	190.09	78.9	149.96	190.52	79.3	151.02	(0.7)
Miami	2	843	176.63	84.7	149.54	174.07	84.7	147.43	1.4
Atlanta	5	1,936	187.72	79.4	149.03	194.27	79.2	153.89	(3.2)
Chicago	6	2,392	196.59	75.6	148.68	192.54	75.1	144.56	2.8
Northern Virginia	5	1,919	191.00	77.6	148.19	190.86	75.4	143.91	3.0
San Antonio	2	1,513	195.77	74.6	146.01	189.26	76.8	145.26	0.5
Houston	4	1,716	178.56	75.7	135.11	184.50	74.6	137.70	(1.9)
Denver	3	1,340	162.24	74.4	120.78	164.59	72.4	119.14	1.4
Other	8	3,596	175.03	75.1	131.44	172.53	73.2	126.37	4.0
Domestic	82	47,726	230.40	81.2	187.08	228.56	80.4	183.66	1.9

International	6	1,811	177.44	66.7	118.36	178.61	59.3	105.92	11.7
All Locations - Constant US$	88	49,537	228.80	80.7	184.57	227.19	79.6	180.82	2.1

Comparable Hotels in Nominal US$
	As of June 30, 2018		Year-to-date ended June 30, 2018			Year-to-date ended June 30, 2017
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	6	1,811	$177.44	66.7%	$118.36	$177.20	59.3%	$105.08	12.6%
Domestic	82	47,726	230.40	81.2	187.08	228.56	80.4	183.66	1.9
All Locations	88	49,537	228.80	80.7	184.57	227.16	79.6	180.79	2.1

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

For the second quarter, group revenue improved 3.1%, with an increase in average rate of 2.7% and an increase in room nights sold of 0.4%. Corporate travel drove the improvement in group business with a revenue increase of 15.2%, due in particular to the Easter calendar shift, while association revenue declined 6.1%. An increase in transient rate of 2.3%, combined with a decrease in room nights sold of 0.1%, led to an increase in transient revenue of 2.2%. Additional airline contracts led to a 6.7% increase in contract business, driven by a 7.7% increase in contract business room nights sold.

Year-to-date, which is not impacted by the shift in the Easter holiday, revenue growth was driven by a transient revenue increase of 3.2%, while group revenue declined by 0.2%. The transient growth was driven by a 9.1% increase in retail revenue, while an increase in corporate group revenue was offset by a decline in group association revenue.

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

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. We have access to multiple types of financing, as substantially all of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotels. We believe that we have sufficient liquidity and access to capital markets in order to take advantage of opportunities to make opportunistic acquisitions to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On July 16, 2018, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which totaled approximately $148 million. We have no significant debt maturities until 2020.

Capital Resources. As of June 30, 2018, we had $646 million of cash and cash equivalents and $551 million of available capacity under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes from time to time, taking advantage of favorable market conditions. In February 2018, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

In order to have the flexibility to engage in repurchases and/or sales of common stock, depending upon prevailing market conditions, the following programs currently are in place. First, on May 25, 2018, we entered into a distribution agreement with J.P. Morgan Securities LLC, BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co. LLC, as sales agents, through which we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. We may sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. No shares were sold during the second quarter of 2018. Additionally, in February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Net cash provided by operations increased $40 million to $655 million for the year-to-date ended June 30, 2018 compared to the same period of 2017 due primarily to the improvement in operations.

Cash Used in Investing Activities. Net cash used in investing activities was $859 million during the first half of 2018 compared to $380 million for the first half of 2017. Cash used in investing activities during 2018 consisted of the acquisition of a portfolio of three Hyatt hotels, while 2017 included the acquisition of The Don CeSar and the W Hollywood. We also spent approximately $201 million on capital expenditures for the first half of 2018 compared to $143 million in 2017. Cash provided by investing activities consisted of proceeds from the sale of two hotels in both 2018 and 2017.

The following tables summarize significant acquisitions and dispositions that have been completed as of August 6, 2018 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
March	2018	Acquisition of Portfolio of 3 Hyatt Hotels		$(1,000)
		Total acquisitions		$(1,000)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
May	2018	Disposition of W New York on Lexington Avenue	$181	$190
January	2018	Disposition of Key Bridge Marriott	181	190
		Total dispositions	$362
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Provided by (Used in) Financing Activities. In the first half of 2018, net cash used in financing activities was $55 million compared to net cash provided by financing activities of $55 million for the first half of 2017. Cash used in financing activities in 2018 and 2017 primarily consisted of dividend payments. Cash provided by financing activities in 2018 included draws on the credit facility, while 2017 included draws on the credit facility and the issuance of senior notes.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, that have been completed through August 6, 2018 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
January - July	2018	Net draw on the revolver portion of credit facility	$135
		Total issuances	$135

The following table summarizes significant equity transactions that have been completed through August 6, 2018 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - July	2018	Dividend payments (1)(2)	$(481)
		Cash payments on equity transactions	$(481)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $486 million to its common OP unit holders.
(2)	Includes the cash payment for the fourth quarter 2017 dividend that was paid in January 2018.

Debt

As of June 30, 2018, our total debt was $4.2 billion, with an average interest rate of 4.0% and an average maturity of 4.5 years. Additionally, 66% of our debt has a fixed rate of interest and none of our hotels are encumbered by mortgage debt.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of June 30, 2018:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.4	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.4	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.7	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of June 30, 2018:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	478%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.2	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of June 30, 2018 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	484%		Minimum ratio of 125%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.2	x	Minimum ratio of 2.0x
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

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 30, 2018, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which is dependent primarily on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on July 16, 2018 to stockholders of record on June 29, 2018. All future dividends are subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

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

The hotel business is capital-intensive and renovations are a regular part of the business. Generally, hotels under renovation remain comparable hotels. A large-scale capital project that would cause a hotel to be excluded from our comparable hotel set is an extensive renovation of several core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants, and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if the renovation would cause a hotel to be removed from the comparable hotel set, including unusual or exceptional circumstances such as: a reduction or increase in room count, rebranding, a significant alteration of the business operations, or the closing of the hotel during the renovation.

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

Of the 95 hotels that we owned on June 30, 2018, 88 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2018 are excluded from comparable hotel results for these periods:

•

The Phoenician (acquired in June 2015 and, beginning in the second quarter of 2016, business disruption due to extensive renovations, including all guestrooms and suites, a redesign of the lobby and public areas, renovation of pools, recreation areas and a restaurant and a re-configured spa and fitness center);

•	The Don CeSar and Beach House Suites complex (acquired in February 2017);
•	W Hollywood (acquired in March 2017);
•	Andaz Maui at Wailea Resort (acquired in March 2018);
•	Grand Hyatt San Francisco (acquired in March 2018);
•	Hyatt Regency Coconut Point Resort and Spa (acquired in March 2018); and
•

The Ritz-Carlton, Naples removed in the second quarter of 2018 (business interruption due to extensive renovations including restoration of the façade that require closure of the hotel for over two months, coordinated with renovation and expansion of restaurant areas and renovation to the spa and ballrooms ).

The operating results of 6 hotels disposed of in 2018 and 2017 are not included in comparable hotel results for the periods presented herein.

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

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical or future financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include the following:

•

Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”) and Adjusted EBITDAre, as a measure of performance for Host Inc. and Host L.P.,

•

Funds From Operations (“FFO”) and FFO per diluted share, both calculated in accordance with National Association of Real Estate Investment Trusts (“NAREIT”) guidelines and with certain adjustments from those guidelines, as a measure of performance for Host Inc., and

•	Comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P.

The following discussion defines these measures and presents why we believe they are useful supplemental measures of our performance.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2017 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

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

In the past, we presented Adjusted EBITDA as a supplemental measure of our performance. That metric is calculated in a similar manner as Adjusted EBITDAre presented here, with the exception of the adjustment for non-controlling partners’ pro rata share of Adjusted EBITDA, which totaled $2 million and $5 million for the second quarter and year-to-date of 2017, respectively. The rationale for including 100% of EBITDAre for consolidated affiliates with non-controlling interests is that the full amount of any debt of these affiliates is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
Net income (1)	$211	$212	$467	$373
Interest expense	45	43	89	82
Depreciation and amortization	176	178	346	358
Income taxes	17	27	21	21
EBITDA (1)	449	460	923	834
Gain on dispositions (2)	—	(28)	(119)	(43)
Non-cash impairment loss	13	—	21	—
Equity investment adjustments:
Equity in earnings of Euro JV (4)	(6)	(5)	(8)	(5)
Equity in earnings of affiliates other than Euro JV	(3)	(3)	(11)	(10)
Pro rata EBITDAre of Euro JV (4)	17	14	23	20
Pro rata EBITDAre of equity investments other than Euro JV	6	8	17	19
EBITDAre (1)(5)	476	446	846	815
Adjustments to EBITDAre:
Acquisition costs (3)	—	—	—	1
Adjusted EBITDAre (1)(5)	$476	$446	$846	$816
___________

(1)

Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO include a gain of $1 million for each of the year-to-date periods ended June 30, 2018 and 2017, for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of two hotels in each of 2018 and 2017.
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
(5)

Effective December 31, 2017, we present EBITDAre, reported in accordance with NAREIT guidelines, and Adjusted EBITDAre as supplemental measures of our performance. Our prior year results have been updated to conform with the current year presentation. Under the new presentation, we include all of the EBITDA of consolidated partnerships, including the non-controlling partners’ share, which has increased the previously reported second quarter and year-to-date 2017 Adjusted EBITDA by $2 million and $5 million, respectively.

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2017, as a result of the reduction of corporate income tax rates from 35% to 21% caused by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and increase the provision for income taxes by approximately $11 million. Additionally, similar corporate income tax rate reductions affected our European Joint Venture, causing the remeasurement of the net deferred tax assets and liabilities in France and Belgium, resulting in a net tax benefit to us of $5 million. We do not consider these adjustments to be reflective of our ongoing operating performance and therefore excluded these items from Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
Net income (1)	$211	$212	$467	$373
Less: Net income attributable to non-controlling interests	(2)	(2)	(5)	(5)
Net income attributable to Host Inc.	209	210	462	368
Adjustments:
Gain on dispositions (2)	—	(28)	(119)	(43)
Depreciation and amortization	175	177	344	357
Non-cash impairment loss	13	—	21	—
Equity investment adjustments:
Equity in earnings of affiliates	(9)	(8)	(19)	(15)
Pro rata FFO of equity investments	17	15	32	28
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)	(1)	(2)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)	(3)	(4)
NAREIT FFO (1)	402	363	717	689
Adjustments to NAREIT FFO:
Acquisition costs (3)	—	—	—	1
Loss on debt extinguishment	—	1	—	1
Adjusted FFO (1)	$402	$364	$717	$691

For calculation on a per share basis (4):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	740.2	738.8	739.9	738.5
NAREIT FFO and Adjusted FFO per diluted share	$.54	$.49	$.97	$.93
Adjusted FFO per diluted share	$.54	$.49	$.97	$.94
___________

(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

The following tables present certain operating results and statistics for our comparable hotels for the periods presented herein and a reconciliation of the differences between comparable hotel EBITDA, a non-GAAP financial measure, and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) comparable hotel revenues and (ii) our revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) comparable hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, are also included in the reconciliation:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2018	2017	2018	2017
Number of hotels	88	88	88	88
Number of rooms	49,537	49,537	49,537	49,537
Change in comparable hotel RevPAR -
Constant US$	2.8%	—	2.1%	—
Nominal US$	2.7%	—	2.1%	—
Operating profit margin (1)	17.3%	16.9%	15.2%	14.9%
Comparable hotel EBITDA margin (1)	32.3%	31.4%	30.0%	29.25%
Food and beverage profit margin (1)	35.4%	33.9%	34.1%	34.1%
Comparable hotel food and beverage profit margin (1)	35.7%	34.8%	34.5%	34.4%

Net income	$211	$212	$467	$373
Depreciation and amortization	189	178	367	358
Interest expense	45	43	89	82
Provision for income taxes	17	27	21	21
Gain on sale of property and corporate level income/expense	20	(12)	(85)	(6)
Non-comparable hotel results, net (2)	(45)	(38)	(91)	(98)
Comparable hotel EBITDA	$437	$410	$768	$730

	Quarter ended June 30, 2018				Quarter ended June 30, 2017
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$973	$(86)	$—	$887	$940	$(77)	$—	$863
Food and beverage	449	(57)	—	392	416	(42)	—	374
Other	96	(20)	—	76	85	(16)	—	69
Total revenues	1,518	(163)	—	1,355	1,441	(135)	—	1,306
Expenses
Room	238	(22)	—	216	230	(20)	—	210
Food and beverage	290	(38)	—	252	275	(31)	—	244
Other	508	(58)	—	450	490	(48)	—	442
Depreciation and amortization	189	—	(189)	—	178	—	(178)	—
Corporate and other expenses	30	—	(30)	—	26	—	(26)	—
Gain on insurance and business interruption settlements	—	—	—	—	(2)	2	—	—
Total expenses	1,255	(118)	(219)	918	1,197	(97)	(204)	896
Operating Profit - Comparable Hotel EBITDA	$263	$(45)	$219	$437	$244	$(38)	$204	$410

	Year-to-date ended June 30, 2018				Year-to-date ended June 30, 2017
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$1,817	$(162)	$—	$1,655	$1,783	$(162)	$—	$1,621
Food and beverage	862	(105)	—	757	838	(96)	—	742
Other	185	(36)	—	149	168	(35)	—	133
Total revenues	2,864	(303)	—	2,561	2,789	(293)	—	2,496
Expenses
Room	462	(40)	—	422	449	(40)	—	409
Food and beverage	568	(72)	—	496	552	(65)	—	487
Other	975	(100)	—	875	965	(95)	—	870
Depreciation and amortization	367	—	(367)	—	358	—	(358)	—
Corporate and other expenses	58	—	(58)	—	55	—	(55)	—
Gain on insurance and business interruption settlements	—	—	—	—	(5)	5	—	—
Total expenses	2,430	(212)	(425)	1,793	2,374	(195)	(413)	1,766
Operating Profit - Comparable Hotel EBITDA	$434	$(91)	$425	$768	$415	$(98)	$413	$730
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

Interest Rate Sensitivity

As of June 30, 2018 and December 31, 2017, 66% and 70%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first or second quarters of 2018. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil, Canada and Mexico and our minority investments in the Euro JV and a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We have two foreign currency forward sale contracts for a total notional amount of $36 million. No forward purchase contracts were entered into during the first or second quarters of 2018.

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated $252 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss), which adjustments offset a portion of the translation adjustment related to our international investments.

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in the first or second quarters of 2018.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2018 – April 30, 2018	—	$—	—	$500
May 1, 2018 – May 31, 2018	—	—	—	500
June 1, 2018 – June 30, 2018	—	—	—	500
Total	—	$—	—	$500

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2018 – April 30, 2018	7,626	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
May 1, 2018 – May 31, 2018	149,596	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2018 – June 30, 2018	474	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	157,696			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc’s common stock.

Item 6.	Exhibits

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

10.1

Distribution Agreement, dated May 25, 2018, among Host Hotels & Resorts, Inc., J.P. Morgan Securities LLC, BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.1 to Host Hotels & Resorts, Inc. Current Report on Form 8-K, filed May 25, 2018).

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

Exhibit No.	Description
101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter  and Year-to-date ended June 30, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

August 8, 2018	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

August 8, 2018	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)