Form 10-Q
period 2018-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2018-11-05
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Host Hotels & Resorts, Inc.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

Host Hotels & Resorts, L.P.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
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

As of November 1, 2018 there were 742,062,448 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(in millions, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$9,775	$9,692
Assets held for sale	274	250
Due from managers	141	79
Advances to and investments in affiliates	320	327
Furniture, fixtures and equipment replacement fund	205	195
Other	171	237
Cash and cash equivalents	1,269	913
Total assets	$12,155	$11,693

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,781	$2,778
Credit facility, including term loans of $997 and $996, respectively	1,292	1,170
Other debt	6	6
Total debt	4,079	3,954
Accounts payable and accrued expenses	265	283
Other	246	287
Total liabilities	4,590	4,524

Non-controlling interests - Host Hotels & Resorts, L.P.	170	167

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 740 million shares and 739.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,108	8,097
Accumulated other comprehensive loss	(65)	(60)
Deficit	(728)	(1,071)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,322	6,973
Non-controlling interests—other consolidated partnerships	73	29
Total equity	7,395	7,002
Total liabilities, non-controlling interests and equity	$12,155	$11,693

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2018 and 2017

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
REVENUES
Rooms	$874	$860	$2,691	$2,643
Food and beverage	337	314	1,199	1,152
Other	88	80	273	248
Total revenues	1,299	1,254	4,163	4,043
EXPENSES
Rooms	234	227	696	676
Food and beverage	254	242	822	794
Other departmental and support expenses	321	309	972	952
Management fees	56	53	183	178
Other property-level expenses	90	97	287	294
Depreciation and amortization	412	176	779	534
Corporate and other expenses	24	24	82	79
Gain on insurance and business interruption settlements	—	(1)	—	(6)
Total operating costs and expenses	1,391	1,127	3,821	3,501
OPERATING PROFIT (LOSS)	(92)	127	342	542
Interest income	3	2	8	4
Interest expense	(45)	(43)	(134)	(125)
Gain on sale of assets	547	59	667	105
Gain (loss) on foreign currency transactions and derivatives	1	(2)	—	(4)
Equity in earnings of affiliates	6	4	25	19
INCOME BEFORE INCOME TAXES	420	147	908	541
Provision for income taxes	(42)	(42)	(63)	(63)
NET INCOME	378	105	845	478
Less: Net income attributable to non-controlling interests	(56)	(1)	(61)	(6)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$322	$104	$784	$472
Basic earnings per common share	$.43	$.14	$1.06	$.64
Diluted earnings per common share	$.43	$.14	$1.06	$.64

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2018 and 2017

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
NET INCOME	$378	$105	$845	$478
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(2)	11	(10)	26
Change in fair value of derivative instruments	—	(4)	—	(14)
Amounts reclassified from other comprehensive income (loss)	5	13	5	14
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	20	(5)	26
COMPREHENSIVE INCOME	381	125	840	504
Less: Comprehensive income attributable to non-controlling interests	(56)	(1)	(61)	(7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$325	$124	$779	$497

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2018 and 2017

(unaudited, in millions)

	Year-to-date ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$845	$478
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	779	534
Amortization of finance costs, discounts and premiums, net	5	5
Stock compensation expense	11	8
Deferred income taxes	—	37
Gain on sale of assets	(667)	(105)
Loss on foreign currency transactions and derivatives	—	4
Gain on property insurance settlement	—	(1)
Equity in earnings of affiliates	(25)	(19)
Change in due from managers	(55)	(57)
Distributions from investments in affiliates	24	14
Changes in other assets	(7)	(17)
Changes in other liabilities	31	(14)
Net cash provided by operating activities	941	867

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,130	472
Return of investments in affiliates	1	4
Advances to and investments in affiliates	(4)	(1)
Acquisitions	(1,025)	(467)
Capital expenditures:
Renewals and replacements	(214)	(155)
Return on investment	(106)	(53)
Property insurance proceeds	8	—
Net cash used in investing activities	(210)	(200)

FINANCING ACTIVITIES
Financing costs	—	(9)
Issuances of debt	—	398
Draws on credit facility	360	340
Repayment of credit facility	(225)	(379)
Mortgage debt and other prepayments and scheduled maturities	—	(69)
Dividends on common stock	(481)	(480)
Distributions and payments to non-controlling interests	(6)	(47)
Other financing activities	(9)	2
Net cash used in financing activities	(361)	(244)
Effects of exchange rate changes on cash held	(4)	5
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	366	428
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,475	$972

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2018 and 2017

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$1,269	$789
Restricted cash (included in other assets)	1	—
Cash included in furniture, fixtures and equipment replacement fund	205	183
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,475	$972

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended September 30,
	2018	2017
Total interest paid	$122	$108
Income taxes paid	$31	$38

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(in millions)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Property and equipment, net	$9,775	$9,692
Assets held for sale	274	250
Due from managers	141	79
Advances to and investments in affiliates	320	327
Furniture, fixtures and equipment replacement fund	205	195
Other	171	237
Cash and cash equivalents	1,269	913
Total assets	$12,155	$11,693

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,781	$2,778
Credit facility, including term loans of $997 and $996, respectively	1,292	1,170
Other debt	6	6
Total debt	4,079	3,954
Accounts payable and accrued expenses	265	283
Other	246	287
Total liabilities	4,590	4,524

Limited partnership interests of third parties	170	167

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,386	7,032
Accumulated other comprehensive loss	(65)	(60)
Total Host Hotels & Resorts, L.P. capital	7,322	6,973
Non-controlling interests—consolidated partnerships	73	29
Total capital	7,395	7,002
Total liabilities, limited partnership interest of third parties and capital	$12,155	$11,693

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2018 and 2017

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
REVENUES
Rooms	$874	$860	$2,691	$2,643
Food and beverage	337	314	1,199	1,152
Other	88	80	273	248
Total revenues	1,299	1,254	4,163	4,043
EXPENSES
Rooms	234	227	696	676
Food and beverage	254	242	822	794
Other departmental and support expenses	321	309	972	952
Management fees	56	53	183	178
Other property-level expenses	90	97	287	294
Depreciation and amortization	412	176	779	534
Corporate and other expenses	24	24	82	79
Gain on insurance and business interruption settlements	—	(1)	—	(6)
Total operating costs and expenses	1,391	1,127	3,821	3,501
OPERATING PROFIT (LOSS)	(92)	127	342	542
Interest income	3	2	8	4
Interest expense	(45)	(43)	(134)	(125)
Gain on sale of assets	547	59	667	105
Gain (loss) on foreign currency transactions and derivatives	1	(2)	—	(4)
Equity in earnings of affiliates	6	4	25	19
INCOME BEFORE INCOME TAXES	420	147	908	541
Provision for income taxes	(42)	(42)	(63)	(63)
NET INCOME	378	105	845	478
Less: Net (income) loss attributable to non-controlling interests	(53)	1	(53)	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$325	$106	$792	$478
Basic earnings per common unit	$.44	$.14	$1.08	$.65
Diluted earnings per common unit	$.44	$.14	$1.08	$.65

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2018 and 2017

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
NET INCOME	$378	$105	$845	$478
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(2)	11	(10)	26
Change in fair value of derivative instruments	—	(4)	—	(14)
Amounts reclassified from other comprehensive income (loss)	5	13	5	14
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	20	(5)	26
COMPREHENSIVE INCOME	381	125	840	504
Less: Comprehensive (income) loss attributable to non-controlling interests	(53)	1	(53)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$328	$126	$787	$503

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2018 and 2017

(unaudited, in millions)

	Year-to-date ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$845	$478
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	779	534
Amortization of finance costs, discounts and premiums, net	5	5
Stock compensation expense	11	8
Deferred income taxes	—	37
Gain on sale of assets	(667)	(105)
Loss on foreign currency transactions and derivatives	—	4
Gain on property insurance settlement	—	(1)
Equity in earnings of affiliates	(25)	(19)
Change in due from managers	(55)	(57)
Distributions from investments in affiliates	24	14
Changes in other assets	(7)	(17)
Changes in other liabilities	31	(14)
Net cash provided by operating activities	941	867

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,130	472
Return of investments in affiliates	1	4
Advances to and investments in affiliates	(4)	(1)
Acquisitions	(1,025)	(467)
Capital expenditures:
Renewals and replacements	(214)	(155)
Return on investment	(106)	(53)
Property insurance proceeds	8	—
Net cash used in investing activities	(210)	(200)

FINANCING ACTIVITIES
Financing costs	—	(9)
Issuances of debt	—	398
Draws on credit facility	360	340
Repayment of credit facility	(225)	(379)
Mortgage debt and other prepayments and scheduled maturities	—	(69)
Distributions on common OP units	(486)	(486)
Distributions and payments to non-controlling interests	(1)	(41)
Other financing activities	(9)	2
Net cash used in financing activities	(361)	(244)
Effects of exchange rate changes on cash held	(4)	5
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	366	428
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,475	$972

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2018 and 2017

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$1,269	$789
Restricted cash (included in other assets)	1	—
Cash included in furniture, fixtures and equipment replacement fund	205	183
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,475	$972

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended September 30,
	2018	2017
Total interest paid	$122	$108
Income taxes paid	$31	$38

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2018, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of September 30, 2018, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	88
Brazil	3
Canada	2
Total	93

Joint Ventures

We own an approximate 33% non-controlling interest in a joint venture in Europe (“Euro JV”) that owns 11 hotels in two separate funds in seven countries. We also own non-controlling interests in an additional six joint ventures that own ten hotels.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2018, and the results of our operations for the quarter and year-to-date periods ended September 30, 2018 and 2017, respectively, and cash flows for the year-to-date periods ended September 30, 2018 and 2017, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

Three of our partnerships are considered variable interest entities (VIEs) as the general partner maintains control over the decisions that most significantly impact the partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of its partnership interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and the unconsolidated partnership that owns the Philadelphia Marriott Downtown. Host Inc.’s sole

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018. The current standard requires adoption using a modified retrospective approach, with the option of restatement of the comparative periods presented in the year of adoption or applying the new standard only in the year of adoption with a cumulative-effect adjustment in the period of adoption. The primary impact of the new standard will be to the treatment of our 25 ground leases, which represent approximately 85% of our annual operating lease payments. We believe that application of this standard will result in us recording a right of use asset and the related lease liability of between $500 million and $600 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on the calculation of this recorded amount. As noted above, we expect that the adoption of this standard will have minimal impact on our income statement. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. We also expect to elect all of the new standard’s available transition practical expedients. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

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

Revenue Recognition. We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. The standard sets forth steps to determine the timing and amount of revenue to be recognized to depict the transfer of goods or services in an amount that reflects the consideration that an entity expects in exchange. We also adopted ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), which provides further guidance on accounting for the derecognition and partial sales of a non-financial asset. This standard may allow for earlier gain recognition for certain sale transactions pursuant to which we have continuing involvement with the asset that was sold. We adopted these standards using a modified retrospective approach with a cumulative effect recognized in our equity balance on the date of adoption and no restatements of prior period amounts. When applying the new standard for the cumulative effect, we elected to apply the new standard only to contracts that were not considered completed as of the date of adoption.

Transition adjustment. As a result of the adoption of this standard on January 1, 2018, total liabilities were reduced by $4.5 million, and total equity of Host Inc. stockholders and total Host L.P. partner capital increased by $4.5 million. This adjustment is related to a previously deferred gain on the sale of the Atlanta Marriott Marquis in 2013 that would have qualified for recognition under the new standard. Adoption did not have an effect on our income statement for the quarter and year-to-date ended September 30, 2018 and 2017.

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

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 7.9 million common OP units which are convertible into 8.1 million common shares that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
Net income	$378	$105	$845	$478
Less: Net income attributable to non-controlling interests	(56)	(1)	(61)	(6)
Net income attributable to Host Inc.	$322	$104	$784	$472

Basic weighted average shares outstanding	739.9	738.8	739.6	738.5
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.6	0.2	0.6	0.2
Diluted weighted average shares outstanding	740.5	739.0	740.2	738.7

Basic earnings per common share	$.43	$.14	$1.06	$.64
Diluted earnings per common share	$.43	$.14	$1.06	$.64

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
Net income	$378	$105	$845	$478
Less: Net (income) loss attributable to non- controlling interests	(53)	1	(53)	—
Net income attributable to Host L.P.	$325	$106	$792	$478

Basic weighted average units outstanding	732.3	731.6	732.1	731.4
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.6	0.2	0.6	0.2
Diluted weighted average units outstanding	732.9	731.8	732.7	731.6

Basic earnings per common unit	$.44	$.14	$1.08	$.65
Diluted earnings per common unit	$.44	$.14	$1.08	$.65

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Revenue

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

Food and beverage revenues

Food and beverage revenues consist of revenues from group functions, which may include banquet revenues and audio-visual revenues, as well as outlet revenues from the restaurants and lounges at our properties. Revenues are recognized at a point in time as the services or products are provided. Our hotels may employ third parties to provide certain services at the property, for example, audio and visual services.  We evaluate each of these contracts to determine if the hotel is the principal or the agent in the transaction and record the revenues as appropriate (i.e. gross vs. net).

Other revenues

Other revenues consist of ancillary revenues at the property, including attrition and cancelation fees, golf courses, resort and destination fees, spas, entertainment and other guest services, as well as rental revenues; primarily consisting of leased retail outlets. Other revenues are generally recognized at a point in time as the services or products are provided. Attrition and cancelation fees are recognized at a point in time for non-cancelable deposits when the customer provides notification of cancelation or is a no-show for the specified date, whichever comes first.

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2018	2017	2018	2017
New York	$172	$193	$539	$554
San Diego	136	131	402	394
San Francisco/San Jose	131	106	373	313
Maui/Oahu	93	70	270	215
Washington, D.C. (Central Business District)	71	76	252	270
Boston	86	83	231	231
Phoenix	46	35	220	195
Florida Gulf Coast	37	35	216	189
Orlando	44	39	170	156
Los Angeles	48	51	143	139
Chicago	53	54	140	138
Atlanta	37	37	119	122
Northern Virginia	34	44	115	144
Seattle	38	38	99	99
Orange County	32	31	91	92
Houston	25	24	88	87
San Antonio	26	23	86	83
Jacksonville	25	21	78	72
New Orleans	19	17	75	71
Denver	26	25	69	67
Philadelphia	22	19	65	59
Miami	9	9	41	40
Other	61	64	196	217
Domestic	1,271	1,225	4,078	3,947
International	28	29	85	96
Total	$1,299	$1,254	$4,163	$4,043

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2018	December 31, 2017
Land and land improvements	$1,959	$1,934
Buildings and leasehold improvements	13,609	13,529
Furniture and equipment	2,383	2,357
Construction in progress	179	106
	18,130	17,926
Less accumulated depreciation and amortization	(8,355)	(8,234)
	$9,775	$9,692

n

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt

Credit Facility.  During the third quarter, we repaid $150 million under the revolver portion of the credit facility. As of September 30, we had $702 million of available capacity under the revolver portion of our credit facility.

7.

Investment in Affiliates

Subsequent to quarter end, we reached an agreement to sell our approximate 33% interest in the Euro JV to the Euro JV partners for net proceeds of approximately €435 million ($505 million). The sale is expected to close during the fourth quarter of 2018, subject to customary closing conditions, including the receipt of required consents.

8.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	784	53	837	8
Issuance of common stock for comprehensive stock plans, net	10	—	10	—
Dividends declared on common stock	(445)	—	(445)	—
Distributions to non-controlling interests	—	(1)	(1)	(5)
Changes in ownership and other	—	(8)	(8)	—
Other comprehensive loss	(5)	—	(5)	—
Cumulative effect of accounting change	5	—	5	—
Balance, September 30, 2018	$7,322	$73	$7,395	$170

Capital of Host L.P.

As of September 30, 2018, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	784	53	837	8
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	10	—	10	—
Distributions declared on common OP units	(445)	—	(445)	(5)
Distributions to non-controlling interests	—	(1)	(1)	—
Changes in ownership and other	—	(8)	(8)	—
Other comprehensive loss	(5)	—	(5)	—
Cumulative effect of accounting change	5	—	5	—
Balance, September 30, 2018	$7,322	$73	$7,395	$170

Dividends/Distributions

On September 14, 2018, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2018 to stockholders of record as of September 28, 2018. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

9.	Dispositions

On September 21, 2018, we sold the New York Marriott Marquis retail and theater commercial units and the related signage areas of the hotel (the “Retail”) to Vornado Realty Trust for a sale price of $442 million and recorded a gain of approximately $386 million, which is net of the non-cash incurrence of a liability of approximately $35 million related to Vornado’s contractual right to future real estate tax rebates. Substantially all of the net proceeds from the sale of the Retail were used to close out a reverse like-kind exchange structure established in connection with the acquisition of the Hyatt portfolio in March 2018.

In addition, during the third quarter 2018, we sold the W New York – Union Square for $171 million and recorded a loss of $4 million and sold the JW Marriott Hotel Mexico City for $183 million and recorded a gain, net of tax, of approximately $163 million. In connection with the sale of the JW Marriott Hotel Mexico City, we allocated $53 million of the gain, net of tax, to the non-controlling partner.

Subsequent to quarter end, we reached an agreement to sell The Westin New York Grand Central hotel for proceeds of approximately $300 million, including approximately $20 million of FF&E replacement funds that are anticipated to be retained by us. The sale is expected to close during the first quarter of 2019, subject to customary closing conditions, including the receipt of required consents. As a result of the executed purchase agreement and the significant deposit at risk, the hotel is classified as held for sale as of September 30, 2018.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Fair Value Measurements

Impairment

During the third quarter, we recorded an impairment expense of $23 million related to The Westin New York Grand Central hotel, which impairment expense is included in depreciation and amortization expense, based on the expected sale price of the property. The expected sale price is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy. The fair value of the property, less cost to sell, on September 30, 2018 was $270 million. The property was classified as held-for-sale as of September 30, 2018.

During the quarter, we also recorded an impairment expense of approximately $216 million related to the Sheraton New York Times Square Hotel, which impairment expense is included in depreciation and amortization expense, based on a fair value of $495 million for the property on September 30, 2018. The fair value is within the range of sales prices currently being negotiated with a potential buyer, which is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy.

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

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,781	$2,803	$2,778	$2,932
Credit facility (Level 2)	1,292	1,298	1,170	1,178

E

11.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2018. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Total Revenues		Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2018	2017	2018	2017	2018	2017
United States	$1,271	$1,225	$4,078	$3,947	$9,664	$9,548
Australia	—	2	—	18	—	—
Brazil	4	5	14	16	47	59
Canada	17	16	50	42	64	71
Mexico	7	6	21	20	—	14
Total	$1,299	$1,254	$4,163	$4,043	$9,775	$9,692

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Non-controlling Interests

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of their carrying value based on accumulated historical cost or their redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2018	December 31, 2017
Common OP units outstanding (millions)	7.9	8.2
Market price per Host Inc. common share	$21.10	$19.85
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$170	$167
Historical cost (millions)	81	80
Book value (millions) (1)	170	167
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling partners. The third-party partnership interests are included in non-controlling interests — other consolidated partnerships on the balance sheets and totaled $73 million and $29 million as of September 30, 2018 and December 31, 2017, respectively.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of September 30, 2018 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•	operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs or changes in workplace rules that affect labor costs;
•	the effect of rating agency downgrades of our debt securities on the cost and availability of new debt financings;
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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2018	2017	Change		2018	2017	Change
Total revenues	$1,299	$1,254	3.6%		$4,163	$4,043	3.0%
Net income	378	105	260.0%		845	478	76.8%
Operating profit (loss)	(92)	127	N/M		342	542	(36.9)%
Operating profit (loss) margin under GAAP	(7.1)%	10.1%	(1,720	bps)	8.2%	13.4%	(520	bps)
Adjusted EBITDAre (1)	$344	$319	7.8%		$1,190	$1,135	4.8%

Diluted earnings per common share	0.43	0.14	207.1%		1.06	0.64	65.6%
NAREIT FFO and Adjusted FFO per diluted share (1)	0.37	0.33	12.1%		1.34	1.27	5.5%

Comparable Hotel Data:
	2018 Comparable Hotels (2)
	Quarter ended September 30,				Year-to-date ended September 30,
	2018	2017	Change		2018	2017	Change
Comparable hotel revenues (1)	$1,128	$1,098	2.8%		$3,540	$3,451	2.6%
Comparable hotel EBITDA (1)	309	296	4.6%		1,029	981	4.9%
Comparable hotel EBITDA margin (1)	27.4%	26.9%	50	bps	29.05%	28.4%	65	bps
Change in comparable hotel RevPAR - Constant US$	1.6%				1.9%
Change in comparable hotel RevPAR - Nominal US$	1.4%				1.8%
Change in comparable domestic RevPAR	1.4%				1.7%
Change in comparable international RevPAR - Constant US$	10.8%				14.0%
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

(2)	Comparable hotel operating statistics for 2018 and 2017 are based on 85 hotels as of September 30, 2018.

N/M=Not meaningful.

Revenue

Total revenues improved $45 million, or 3.6%, for the third quarter and $120 million, or 3.0%, year-to-date, driven by improvements in all three revenue categories. Comparable revenues increased $30 million, or 2.8%, for the third quarter and $89 million, or 2.6%, year-to-date. Despite disruption caused by displacement from Hurricanes Florence and Lane, continued high occupancy and a 1.5% increase in room rates drove comparable revenue per available room (“RevPAR”) growth of 1.6% for the third quarter, on a constant US$ basis. Year-to-date, comparable RevPAR on a constant US$ basis improved 1.9% as a result of an increase in occupancy of 70 basis points and a 1.0% increase in average room rate. For the third quarter, strong banquet and audio/visual sales drove comparable food and beverage revenues, while increases in resort and destination fees led to comparable other revenues growth for both the third quarter and year-to-date. The acquisition of three hotels in March 2018, partially offset by the sale of eight hotels in 2017 and 2018, resulted in an increase in total revenues of $16 million, or 1.2%, for the third quarter and $20 million, or 0.5%, year-to-date (see “Statement of Operations Results and Trends”).

The strongest markets for the quarter were Jacksonville and San Antonio, which had RevPAR increases of 25.0% and 12.8%, respectively, as Hurricane Irma significantly disrupted operations in the third quarter 2017. Our Philadelphia and Miami properties also outperformed the portfolio, with RevPAR increases of 10.4% and 9.5%, respectively. Philadelphia’s growth was driven by The Logan’s strong group room nights and transient rate, while Miami also benefited from favorable year-over-year comparisons due to the hurricane in 2017. These strong performances were offset by declines at our Washington, D.C. (Central Business District “CBD”) and Los Angeles properties of 8.6% and 7.7%, respectively. Washington, D.C. CBD was impacted negatively by the loss of three city-wide events and Los Angeles experienced a decline in contract rate and room nights as well as an increase in supply. New York experienced a RevPAR decline of 2.8%, as transient occupancy decreased 4.8%.

On a constant US$ basis, RevPAR at our comparable international properties improved 10.8% for the third quarter and 14.0% year-to-date. The increase was due to strong transient demand and increase in group room nights at our Canadian properties.

Operating profit

Operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) declined 1,720 basis points, to (7.1)%, for the third quarter and 520 basis points, to 8.2%, year-to-date. The significant declines for both the quarter and year-to-date were due to impairment expense recorded on two of our hotels during the quarter. These operating profit margins also are affected by several other items, including dispositions, depreciation and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 50 basis points, to 27.4%, for the third quarter and 65 basis points, to 29.05%, year-to-date. For the quarter, the comparable margin improvement was driven by an increase in food and beverage revenues, productivity improvements and an increase in ancillary revenues. Year-to-date, margin improvement was driven by strong food and beverage business, continued improvements in operating efficiencies and higher ancillary revenues, partially offset by rooms department wage and benefit growth.

Net income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income increased $273 million for the quarter and $367 million year-to-date, as improved operations and an increase in gain on sale of assets was partially offset by an increase in impairment expense. Adjusted EBITDAre, which excludes gain on sale of assets and impairment expense, increased $25 million for the quarter and $55 million year-to-date due to the improvement in operations. These changes, including the increases in gain on sale and impairment expense, led to an increase in diluted earnings per share of $0.29, or 207.1%, for the quarter and $0.42, or 65.6%, year-to-date. Adjusted FFO per diluted share increased $0.04, or 12.1%, for the quarter and $0.07, or 5.5%, year-to-date primarily reflecting the improvement in operations.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the third party limited partners of Host L.P.

Outlook

Despite the recent stock market volatility, we remain optimistic about the overall lodging operating environment, as strong U.S. economic fundamentals, including high consumer confidence, corporate earnings and historically low-level of unemployment have resulted in increases in U.S. GDP and strengthening corporate and leisure travel. In addition, the impact of the Tax Cuts and Jobs Act of 2017 and lower regulatory burdens have resulted in increased corporate profits and business investment during the year, which historically have correlated to strengthening business transient demand, a key demand driver for our portfolio.

The rate of industry-wide supply growth is expected to slow to historical averages, although the increases vary by market. We anticipate that markets such as Maui/Oahu, Orlando, and San Diego will continue to benefit from strong leisure demand and low supply growth. Markets such as New York and Los Angeles have experienced above-average supply growth, making it more challenging for our operators to grow RevPAR. On a portfolio wide basis, high occupancies, which currently are at or near record high levels, are expected to limit RevPAR growth to increases in average rate. We believe that favorable economic fundamentals will support continued strengthening demand and allow properties to shift mix toward more profitable sources of business, driving average rate and overall RevPAR growth for our portfolio for the remainder of the year.

Based on these trends, we estimate that comparable RevPAR growth for the full year 2018 will be between 1.9% and 2.1% on a constant US$ basis. However, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. economy, changes in travel patterns, increased market volatility, labor issues associated with our third party managers’ renegotiation of collective bargaining agreements in several cities, including Boston and San Francisco, escalating trade tensions, anticipated increases in interest rates and international economic and political instability.

Strategic Initiatives

Dispositions. During the quarter, we sold the JW Marriott Hotel Mexico City, in which we held a 52% majority interest in the partnership that owned the hotel, for $183 million. We also completed the sale of the New York Marriott Marquis retail and theater commercial units and the related signage areas of the hotel (the “Retail”) to Vornado Realty Trust for a sale price of $442 million. Substantially all of the net proceeds from the sale of the Retail were used to close out a reverse like-kind exchange structure established in connection with the acquisition of the Hyatt portfolio in March 2018. In addition, we closed on the sale of the W New York – Union Square for a sale price of $171 million, including $3 million of FF&E replacement funds retained by us.

Subsequent to quarter end, we reached an agreement to sell The Westin New York Grand Central hotel for $300 million, including approximately $20 million of FF&E replacement funds that will be retained by us. The sale is expected to close during the first quarter of 2019, subject to customary closing conditions. We also reached an agreement to sell our interest in the Euro JV to the Euro JV partners for proceeds of approximately €435 million ($505 million). The sale is expected to close during the fourth quarter of 2018, subject to customary closing conditions, including the receipt of required consents. We expect to use approximately $240 million of the net proceeds from the sale of our interest in the Euro JV to repay euro denominated credit facility debt, which was designated as a currency hedge against our euro investment.

Financing transactions. During the quarter, we repaid $150 million under the revolver portion of our credit facility. As of September 30, 2018, we had $702 million of available capacity remaining under the revolver portion of our credit facility.

Capital Projects. For full year 2018, we expect total capital expenditures of $475 million to $520 million, closer to our historical average spend as compared to 2017. This total amount consists of return on investment (“ROI”) projects of approximately $195 million to $220 million and renewal and replacement expenditures of $280 million to $300 million.

We look to enhance asset value through ROI projects that are designed to take advantage of changing market conditions and the favorable locations of our properties, while seeking to increase profitability and enhance customer satisfaction. These projects are intended to improve the positioning of our hotels within their markets and competitive set as well as to incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. We also maintain the value of our properties through regular renewal and replacement capital expenditures that are designed to improve the quality and competitiveness of our hotels.

During the first three quarters of 2018, we spent approximately $106 million on ROI capital projects and $214 million on renewal and replacement projects. Significant projects completed during the quarter included meeting space renovations at ten hotels, restaurant and public space renovations at four hotels, and two engineering and technical service projects throughout our portfolio.

While it is early in the 2019 capital budgeting process, we reached an agreement with Marriott International to complete a number of brand reinvestment capital projects, similar to that at the San Francisco Marriott Marquis, over a phased four-year period. These portfolio investments are designed to better position these assets to compete in their respective markets and enhance long-term performance. As a result, we intend to spend an incremental $150 million to $200 million per year above our total historical capital expenditure spend through 2021. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees to offset expected business disruption.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2018	2017	Change	2018	2017	Change
Total revenues	$1,299	$1,254	3.6%	$4,163	$4,043	3.0%
Operating costs and expenses:
Property-level costs (1)	1,367	1,104	23.8	3,739	3,428	9.1
Corporate and other expenses	24	24	—	82	79	3.8
Gain on insurance and business interruption settlements	—	1	N/M	—	6	N/M
Operating profit (loss)	(92)	127	N/M	342	542	(36.9)
Interest expense	45	43	4.7	134	125	7.2
Gain on sale of assets	547	59	827.1	667	105	535.2
Provision for income taxes	42	42	—	63	63	—

Host Inc.:
Net income attributable to non- controlling interests	56	1	5,500.0	61	6	916.7
Net income attributable to Host Inc.	322	104	209.6	784	472	66.1

Host L.P.:
Net income (loss) attributable to non- controlling interests	53	(1)	N/M	53	—	N/M
Net income attributable to Host L.P.	325	106	206.6	792	478	65.7
___________
(1)

Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the third quarter and year-to-date 2018, the results of hotels acquired or sold during the comparable periods impacted our year-over-year comparisons. Comparisons of our operations were affected by the sale of the New York Marriott Marquis Retail during the third quarter as well as the disposition of four hotels in each of 2018 and 2017. These dispositions were offset by the acquisition of three hotels in March 2018: Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa, and two hotels during the first quarter of 2017: the W Hollywood acquired in March 2017 and The Don CeSar and Beach House Suites complex acquired in February 2017. The table below presents the net (reduction)/increase in revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	Quarter ended September 30,			Year-to-date ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Acquisitions	$79	$24	$55	$193	$65	$128
Dispositions	18	57	(39)	84	192	(108)
Total revenues	$97	$81	$16	$277	$257	$20
Net income (excluding gain on sale, net of tax):
Acquisitions	$7	$3	$4	$26	$14	$12
Dispositions	2	—	2	(19)	11	(30)
Net income (excluding gain on sale, net of tax):	$9	$3	$6	$7	$25	$(18)

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues:
Rooms	$874	$860	1.6%	$2,691	$2,643	1.8%
Food and beverage	337	314	7.3	1,199	1,152	4.1
Other	88	80	10.0	273	248	10.1
Total revenues	$1,299	$1,254	3.6	$4,163	$4,043	3.0

Rooms. Total rooms revenues increased $14 million, or 1.6%, and $48 million, or 1.8%, for the quarter and year-to-date, respectively. The improvement reflects the increases at our comparable hotels of $11 million, or 1.4%, for the quarter, driven by an increase in average room rate, and $42 million, or 1.8%, year-to-date, driven by an increase in both occupancy and rate. The net effect of our Property Transactions was an increase in rooms revenues of $6 million, or 0.7%, for the quarter and $2 million, or 0.1%, year-to-date.

Food and beverage.  Total food and beverage (“F&B”) revenues increased $23 million, or 7.3%, for the quarter and $47 million, or 4.1%, for year-to-date. Comparable F&B revenues increased $14 million, or 5.1%, for the quarter, reflecting a 7.6% increase in banquet and audio-visual revenues. Year-to-date, comparable F&B revenues increased $28 million, or 2.9%, reflecting a 3.6% increase in banquet and audio-visual revenues. The net effect of our Property Transactions increased F&B revenues $8 million, or 2.7%, and $11 million, or 1.0%, for the quarter and year-to-date, respectively.

Other revenues. Total other revenues increased $8 million, or 10.0%, for the quarter and $25 million, or 10.1%, year-to-date. At our comparable hotels, other revenues increased $5 million, or 9.4%, for the quarter and $19 million, or 10.4%, year-to-date, primarily due to increases in ancillary revenues. The net effect of our Property Transactions increased other revenues $2 million, or 2.0%, and $7 million, or 2.9%, for the quarter and year-to-date, respectively.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2018	2017	Change	2018	2017	Change
Expenses:
Rooms	$234	$227	3.1%	$696	$676	3.0%
Food and beverage	254	242	5.0	822	794	3.5
Other departmental and support expenses	321	309	3.9	972	952	2.1
Management fees	56	53	5.7	183	178	2.8
Other property-level expenses	90	97	(7.2)	287	294	(2.4)
Depreciation and amortization	412	176	134.1	779	534	45.9
Total property-level operating expenses	$1,367	$1,104	23.8	$3,739	$3,428	9.1

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits expenses account for approximately 57% of the operating expenses at our hotels (excluding depreciation). For the third quarter and year-to-date 2018, wages and benefit expenses increased approximately 3% at our comparable hotels due to the ongoing impacts of general wage and labor pressure. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses increased $7 million, or 3.1%, for the third quarter and $20 million, or 3.0%, year-to-date. Our comparable hotels increase of $5 million, or 2.6%, for the quarter and $16 million, or 2.8%, year-to-date, reflects higher wages and controllable expenses. The net effect of our Property Transactions increased rooms expenses by $1 million, or 0.6%, for the quarter and $1 million, or 0.1%, year-to-date.

Food and beverage. F&B expenses increased $12 million, or 5.0%, for the quarter and $28 million, or 3.5%, year-to-date. For our comparable hotels, F&B expenses increased $6 million, or 3.2%, for the quarter and $15 million, or 2.3%, year-to-date, reflecting hourly productivity improvements due to the favorable shift to banquet and audio-visual revenues as well as improvements in food costs and the continued benefits of restructured in-room dining. The net effect of our Property Transactions increased F&B expenses by $6 million, or 2.5%, and $10 million, or 1.2%, for the quarter and year-to-date, respectively.

Other departmental and support expenses. Other departmental and support expenses increased $12 million, or 3.9%, for the third quarter and $20 million, or 2.1%, year-to-date. On a comparable hotel basis, other departmental and support expenses increased $5 million, or 1.8%, and $11 million, or 1.4%, for the quarter and year-to-date, respectively, primarily due to increases in general and administrative and sales and marketing costs for both periods, offset by decreases in information and technology expenses. The net effect of our Property Transactions increased other departmental and support expenses by $6 million, or 2.0%, for the quarter and $7 million, or 0.8%, year-to-date.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, increased $1 million, or 2.5%, in the third quarter and $2 million, or 1.6%, year-to-date. On a comparable hotel basis, base management fees increased $1 million, or 2.0%, for the quarter and $2 million, or 1.7%, year to date, reflecting the increase in revenues for both periods. Incentive management fees, which generally are based on the amount of operating profit at each property after we receive a priority return on our investment, increased $3 million, or 18.8%, for the quarter and $4 million, or 6.7%, for year-to-date. On a comparable hotel basis, incentive management fees increased $2 million, or 14.9%, for the quarter and $5 million, or 9.6%, year-to-date, reflecting improved hotel operations.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $7 million, or 7.2%, for the quarter and $7 million, or 2.4%, year-to-date. Other property-level expenses at our comparable hotels decreased $3 million, or 3.4%, for the quarter and $8 million, or 3.4%, year-to-date, primarily due to a one-time distribution related to the sale of Marriott’s centralized buying service and property tax rebates.

Depreciation and amortization. Depreciation and amortization expense increased $236 million, or 134.1%, for the quarter and $245 million, or 45.9%, year-to-date. The increase is due to impairment expense of $239 million for the Sheraton New York Times Square Hotel and The Westin New York Grand Central in the third quarter and $21 million on two properties during the first half of the year.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
General and administrative costs	$20	$21	$71	$70
Non-cash stock-based compensation expense	4	3	11	8
Litigation accruals and acquisition costs, net	—	—	—	1
Total	$24	$24	$82	$79

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
Cash interest expense(1)	$43	$41	$129	$120
Non-cash interest expense	2	2	5	5
Total interest expense	$45	$43	$134	$125
___________
(1)	Including the change in accrued interest, total cash interest paid was $122 million and $108 million for year-to-date 2018 and 2017, respectively.

Gain on sale of assets.  During the third quarter, we recognized a gain on sale of assets of $547 million related to the sale of two hotels and the New York Marriott Marquis Retail. Year-to-date, the gain on sale of assets of $667 million also includes the sale of two hotels during the first half of the year. We recognized a gain on sale of assets of $59 million and $105 million during the third quarter and year-to-date 2017, respectively, primarily due to the sale of two hotels in the third quarter and two additional hotels in the first half of the year.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. For the quarter and year-to-date, the income tax provision decreased by $7 million due to the 2018 reduction in corporate tax rate. This decrease was offset by an increase in foreign corporate income taxes related to the disposition of one hotel in each of 2018 and 2017. The following table details our income tax provision for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
Tax expense	$13	$20	$34	$41
Tax on dispositions	29	22	29	22
Provision for income taxes	$42	$42	$63	$63
___________

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of September 30, 2018, 85 of our 93 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic location and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Location

The following tables set forth performance information for our comparable hotels by geographic location as of September 30, 2018 and 2017, respectively:

Comparable Hotels by Location in Constant US$

	As of September 30, 2018		Quarter ended September 30, 2018			Quarter ended September 30, 2017
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$344.07	89.9%	$309.41	$325.44	92.4%	$300.75	2.9%
Jacksonville	1	446	360.43	77.7	280.14	347.34	64.5	224.07	25.0
New York	4	5,033	281.58	90.4	254.59	282.83	92.6	261.91	(2.8)
Seattle	2	1,315	280.39	92.6	259.59	267.84	93.6	250.75	3.5
Washington, D.C. (CBD)	5	3,238	205.95	83.7	172.41	216.94	86.9	188.63	(8.6)
Boston	4	3,185	249.19	91.1	227.10	244.72	88.5	216.68	4.8
San Diego	4	4,341	239.77	85.0	203.73	233.72	86.4	201.92	0.9
Los Angeles	3	1,421	224.65	88.7	199.17	230.75	93.5	215.73	(7.7)
San Francisco/San Jose	5	2,353	235.07	87.2	205.07	221.52	86.1	190.71	7.5
Florida Gulf Coast	2	593	170.75	59.2	101.03	168.26	62.1	104.45	(3.3)
Philadelphia	2	810	204.34	85.9	175.60	188.80	84.2	158.99	10.4
Chicago	6	2,392	218.19	87.8	191.60	204.47	88.5	180.94	5.9
Phoenix	4	1,518	147.56	63.7	94.01	142.34	65.7	93.47	0.6
Orange County	4	1,429	199.42	82.8	165.11	196.64	82.1	161.35	2.3
Atlanta	5	1,936	182.19	78.8	143.65	189.32	75.9	143.69	—
New Orleans	1	1,333	138.93	73.9	102.70	135.25	71.0	96.02	7.0
Northern Virginia	5	1,919	178.58	75.5	134.78	173.28	77.1	133.68	0.8
San Antonio	2	1,513	168.21	74.3	125.04	165.71	66.9	110.88	12.8
Orlando	1	2,004	150.91	64.1	96.80	148.77	63.7	94.82	2.1
Denver	3	1,340	175.61	85.4	150.02	167.43	87.3	146.09	2.7
Miami	2	843	119.78	73.0	87.49	121.88	65.5	79.87	9.5
Houston	4	1,716	170.82	67.1	114.70	168.11	66.3	111.49	2.9
Other	8	3,596	159.15	76.1	121.05	160.43	75.2	120.61	0.4
Domestic	80	45,956	218.40	81.7	178.48	215.42	81.7	176.05	1.4

International	5	1,499	165.21	70.9	117.20	154.86	68.3	105.82	10.8
All Locations - Constant US$	85	47,455	216.93	81.4	176.55	213.81	81.3	173.83	1.6

Comparable Hotels in Nominal US$
	As of September 30, 2018		Quarter ended September 30, 2018			Quarter ended September 30, 2017
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	5	1,499	$165.21	70.9%	$117.20	$168.75	68.3%	$115.31	1.6%
Domestic	80	45,956	218.40	81.7	178.48	215.42	81.7	176.05	1.4
All Locations	85	47,455	216.93	81.4	176.55	214.18	81.3	174.13	1.4

Comparable Hotels by Location in Constant US$

	As of September 30, 2018		Year-to-date ended September 30, 2018			Year-to-date ended September 30, 2017
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$360.97	91.0%	$328.41	$339.86	90.9%	$308.79	6.4%
Jacksonville	1	446	373.17	77.9	290.68	359.82	73.9	265.89	9.3
New York	4	5,033	279.83	86.6	242.31	273.51	88.0	240.73	0.7
Seattle	2	1,315	248.28	85.5	212.25	242.23	86.8	210.24	1.0
Washington, D.C. (CBD)	5	3,238	248.62	81.8	203.28	259.86	84.5	219.55	(7.4)
Boston	4	3,185	235.72	83.7	197.34	237.07	82.5	195.54	0.9
San Diego	4	4,341	234.70	83.8	196.79	233.28	84.7	197.49	(0.4)
Los Angeles	3	1,421	216.97	89.5	194.24	222.05	90.0	199.84	(2.8)
San Francisco/San Jose	5	2,353	230.22	84.2	193.86	221.22	79.7	176.28	10.0
Florida Gulf Coast	2	593	250.18	72.9	182.26	237.39	73.7	175.01	4.1
Philadelphia	2	810	207.10	86.2	178.43	197.10	82.2	162.06	10.1
Chicago	6	2,392	204.60	79.7	163.14	197.01	79.6	156.82	4.0
Phoenix	4	1,518	212.76	75.5	160.71	208.06	74.1	154.14	4.3
Orange County	4	1,429	193.34	80.2	155.07	192.63	80.2	154.50	0.4
Atlanta	5	1,936	185.87	79.2	147.22	192.65	78.1	150.46	(2.2)
New Orleans	1	1,333	178.86	80.6	144.23	174.77	77.0	134.55	7.2
Northern Virginia	5	1,919	186.89	76.9	143.67	184.85	76.0	140.46	2.3
San Antonio	2	1,513	186.50	74.5	138.94	182.03	73.4	133.68	3.9
Orlando	1	2,004	185.03	73.5	136.06	178.01	71.4	127.19	7.0
Denver	3	1,340	167.17	78.1	130.63	165.67	77.4	128.22	1.9
Miami	2	843	159.30	80.7	128.63	159.33	78.2	124.66	3.2
Houston	4	1,716	176.15	72.8	128.23	179.40	71.8	128.87	(0.5)
Other	8	3,596	169.63	75.4	127.94	168.38	73.9	124.43	2.8
Domestic	80	45,956	224.35	81.1	181.95	222.11	80.6	178.94	1.7

International	5	1,499	161.22	66.5	107.26	156.18	60.2	94.09	14.0
All Locations - Constant US$	85	47,455	222.71	80.6	179.59	220.54	79.9	176.26	1.9

Comparable Hotels in Nominal US$
	As of September 30, 2018		Year-to-date ended September 30, 2018			Year-to-date ended September 30, 2017
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	5	1,499	$161.22	66.5%	$107.26	$161.23	60.2%	$97.14	10.4%
Domestic	80	45,956	224.35	81.1	181.95	222.11	80.6	178.94	1.7
All Locations	85	47,455	222.71	80.6	179.59	220.66	79.9	176.35	1.8

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 85 of our hotels for which business mix data is available from our managers. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the third quarter, group revenues improved 2.3%, with an increase in room nights sold of 1.8% and a slight increase in average rate. Association demand drove the improvement in group revenues with an increase in room nights sold of 8.6%, due to strong citywide events, while other group revenues increased 7.1% due to an increase in room nights sold of 6.9%. An increase in transient rate of 1.7%, combined with a decrease in room nights sold of 1.3%, led to an increase in transient revenues of 0.3%. Additional airline contracts led to a 10.3% increase in contract business, driven by strong increases in both rates and room nights sold.

Year-to-date, revenue growth was driven by a transient revenues increase of 2.0%, while group revenues increased 0.6%. The transient growth was driven by a 7.2% increase in retail revenues, along with a 10.0% increase in government revenues. The slight increase in group revenues was driven by an increase in average rate of 0.7%, partially offset by a slight decline in room nights sold.

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

We intend to use available cash predominantly for acquisitions or other investments in our portfolio. If we are unable to find appropriate investment opportunities, we will consider other uses, such as a return of capital through dividends or common stock repurchases, the amounts of which will be determined by our operations and other market factors. Significant factors we review to determine the amount and timing of common stock repurchases include our current stock price compared to our determination of the underlying value of our assets, appropriate leverage levels, current and forecast operating results, the completion of hotel sales and cash-on-hand.

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

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On October 15, 2018, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which totaled approximately $148 million. We have no significant debt maturities until 2020.

Capital Resources. As of September 30, 2018, we had $1,269 million of cash and cash equivalents, $205 million included in our FF&E escrow reserve and $702 million of available capacity under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

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

In order to have the flexibility to engage in repurchases and/or sales of common stock, depending upon prevailing market conditions, the following programs currently are in place. First, through a distribution agreement entered into in May 2018 we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. No shares were sold during the second or third quarters of 2018. Additionally, in February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Net cash provided by operations increased $74 million to $941 million for the year-to-date ended September 30, 2018 compared to the same period of 2017 due primarily to the improvement in operations.

Cash Used in Investing Activities. Net cash used in investing activities was $210 million during the first three quarters of 2018 compared to $200 million for the first three quarters of 2017. Cash used in investing activities during 2018 consisted of the acquisition of a portfolio of three Hyatt hotels, while 2017 included the acquisition of The Don CeSar and the W Hollywood. We also spent approximately $320 million on capital expenditures for the first three quarters of 2018 compared to $208 million in 2017. Cash provided by investing activities consisted of proceeds from the sale of four hotels in each of 2018 and 2017, as well as the sale of the New York Marriott Marquis Retail in 2018.

The following tables summarize significant acquisitions and dispositions that have been completed as of November 1, 2018 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
March	2018	Acquisition of Portfolio of 3 Hyatt Hotels		$(1,000)
		Total acquisitions		$(1,000)

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
September	2018	Disposition of JW Marriott Hotel Mexico City	$180	$183
September	2018	Disposition of New York Marriott Marquis Retail	429	442
September	2018	Disposition of W New York Union Square	159	171
May	2018	Disposition of W New York on Lexington Avenue	181	190
January	2018	Disposition of Key Bridge Marriott	181	190
		Total dispositions	$1,130
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Used in Financing Activities. In the first three quarters of 2018, net cash used in financing activities was $361 million compared to net cash used in financing activities of $244 million for the first three quarters of 2017. Cash used in financing activities in 2018 and 2017 primarily consisted of dividend payments. Cash provided by financing activities in 2018 included draws on the credit facility, while 2017 included draws on the credit facility and the issuance of senior notes.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, that have been completed through November 1, 2018 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
January - October	2018	Net draw on the revolver portion of credit facility	$135
		Total issuances	$135

The following table summarizes significant equity transactions that have been completed through November 1, 2018 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - October	2018	Dividend payments (1)(2)	$(629)
		Cash payments on equity transactions	$(629)
___________
(1)	In connection with the dividends, Host L.P. made distributions of $636 million to its common OP unit holders.
(2)	Includes the cash payment for the fourth quarter 2017 dividend that was paid in January 2018.

Debt

As of September 30, 2018, our total debt was $4.1 billion, with an average interest rate of 4.1% and an average maturity of 4.3 years. Additionally, 68% of our debt has a fixed rate of interest and none of our hotels are encumbered by mortgage debt.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of September 30, 2018:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.0	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.5	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.1	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of September 30, 2018:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	503%		Minimum ratio of 150%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.6	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of September 30, 2018 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	508%		Minimum ratio of 125%
Total indebtedness to total assets	20%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.6	x	Minimum ratio of 2.0x
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

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 30, 2018, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which is dependent primarily on Host Inc.’s results of operations, as well as gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on October 15, 2018 to stockholders of record on September 28, 2018. All future dividends are subject to approval by Host Inc.’s Board of Directors. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other items, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income.

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

Of the 93 hotels that we owned on September 30, 2018, 85 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2018 are excluded from comparable hotel results for these periods:

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

•

The Ritz-Carlton, Naples removed in the second quarter of 2018 (business interruption due to extensive renovations, including restoration of the façade that required closure of the hotel for over two months, coordinated with renovation and expansion of restaurant areas and renovation to the spa and ballrooms ); and

•	San Francisco Marriott Marquis removed in the third quarter of 2018 (business interruption due to renovations of guestrooms, ballrooms, meeting space, and extensive renovations of the main lobby).

The operating results of 8 hotels disposed of in 2018 and 2017 are not included in comparable hotel results for the periods presented herein.

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

In the past, we presented Adjusted EBITDA as a supplemental measure of our performance. That metric is calculated in a similar manner as Adjusted EBITDAre presented here, with the exception of the adjustment for non-controlling partners’ pro rata share of Adjusted EBITDA, which totaled $2 million and $7 million for the third quarter and year-to-date of 2017, respectively. The rationale for including 100% of EBITDAre for consolidated affiliates with non-controlling interests is that the full amount of any debt of these affiliates is reported in our consolidated balance sheet and therefore metrics using total debt to EBITDAre provide a better understanding of the company’s leverage. This is also consistent with NAREIT’s definition of EBITDAre.

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
Net income (1)	$378	$105	$845	$478
Interest expense	45	43	134	125
Depreciation and amortization	173	176	519	534
Income taxes	42	42	63	63
EBITDA (1)	638	366	1,561	1,200
Gain on dispositions (2)	(546)	(58)	(665)	(101)
Non-cash impairment expense	239	—	260	—
Equity investment adjustments:
Equity in earnings of Euro JV (4)	(3)	(4)	(11)	(9)
Equity in earnings of affiliates other than Euro JV	(3)	—	(14)	(10)
Pro rata EBITDAre of Euro JV (4)	13	11	36	31
Pro rata EBITDAre of equity investments other than Euro JV	6	5	23	24
EBITDAre (1)(5)	344	320	1,190	1,135
Adjustments to EBITDAre:
Acquisition costs (3)	—	—	—	1
Gain on property insurance settlement	—	(1)	—	(1)
Adjusted EBITDAre (1)(5)	$344	$319	$1,190	$1,135
___________
(1)

Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO include a gain of $1 million for each of the year-to-date periods ended September 30, 2018 and 2017 for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture.

(2)	Reflects the sale of the New York Marriott Marquis Retail in the third quarter of 2018 and four hotels in each of 2018 and 2017.
(3)

Effective January 1, 2018, we adopted Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. As a result, the Hyatt portfolio acquisition was considered an asset acquisition and the related $17 million of acquisition costs were capitalized.

(4)	Represents our share of earnings and pro rata EBITDAre from the Euro JV in which we hold an approximate one-third non-controlling interest.
(5)

Effective December 31, 2017, we present EBITDAre, reported in accordance with NAREIT guidelines, and Adjusted EBITDAre as supplemental measures of our performance. Our prior year results have been updated to conform with the current year presentation. Under the new presentation, we include all of the EBITDA of consolidated partnerships, including the non-controlling partners’ share, which has increased the previously reported third quarter and year-to-date 2017 Adjusted EBITDA by $2 million and $7 million, respectively.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
Net income (1)	$378	$105	$845	$478
Less: Net income attributable to non-controlling interests	(56)	(1)	(61)	(6)
Net income attributable to Host Inc.	322	104	784	472
Adjustments:
Gain on dispositions (2)	(546)	(58)	(665)	(101)
Tax on dispositions	29	22	29	22
Gain on property insurance settlement	—	(1)	—	(1)
Depreciation and amortization	171	175	515	532
Non-cash impairment expense	239	—	260	—
Equity investment adjustments:
Equity in earnings of affiliates	(6)	(4)	(25)	(19)
Pro rata FFO of equity investments	12	11	44	39
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	53	(1)	52	(2)
FFO adjustments for non-controlling interests of Host L.P.	1	(1)	(2)	(6)
NAREIT FFO (1)	275	247	992	936
Adjustments to NAREIT FFO:
Acquisition costs (3)	—	—	—	1
Loss on debt extinguishment	—	—	—	1
Adjusted FFO (1)	$275	$247	$992	$938

For calculation on a per share basis (4):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	740.5	739.0	740.2	738.7
NAREIT FFO and Adjusted FFO per diluted share	$.37	$.33	$1.34	$1.27
___________

(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2018	2017	2018	2017
Number of hotels	85	85	85	85
Number of rooms	47,455	47,455	47,455	47,455
Change in comparable hotel RevPAR -
Constant US$	1.6%	—	1.9%	—
Nominal US$	1.4%	—	1.8%	—
Operating profit (loss) margin (1)	(7.1)%	10.1%	8.2%	13.4%
Comparable hotel EBITDA margin (1)	27.4%	26.9%	29.05%	28.4%
Food and beverage profit margin (1)	24.6%	22.9%	31.4%	31.1%
Comparable hotel food and beverage profit margin (1)	27.0%	25.6%	32.5%	32.2%

Net income	$378	$105	$845	$478
Depreciation and amortization	412	176	779	534
Interest expense	45	43	134	125
Provision for income taxes	42	42	63	63
Gain on sale of property and corporate level income/expense	(533)	(39)	(618)	(45)
Non-comparable hotel results, net (2)	(35)	(31)	(174)	(174)
Comparable hotel EBITDA	$309	$296	$1,029	$981

	Quarter ended September 30, 2018				Quarter ended September 30, 2017
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$874	$(103)	$—	$771	$860	$(100)	$—	$760
Food and beverage	337	(45)	—	292	314	(36)	—	278
Other	88	(23)	—	65	80	(20)	—	60
Total revenues	1,299	(171)	—	1,128	1,254	(156)	—	1,098
Expenses
Room	234	(32)	—	202	227	(30)	—	197
Food and beverage	254	(41)	—	213	242	(35)	—	207
Other	467	(63)	—	404	459	(61)	—	398
Depreciation and amortization	412	—	(412)	—	176	—	(176)	—
Corporate and other expenses	24	—	(24)	—	24	—	(24)	—
Gain on insurance and business interruption settlements	—	—	—	—	(1)	1	—	—
Total expenses	1,391	(136)	(436)	819	1,127	(125)	(200)	802
Operating Profit - Comparable Hotel EBITDA	$(92)	$(35)	$436	$309	$127	$(31)	$200	$296

	Year-to-date ended September 30, 2018				Year-to-date ended September 30, 2017
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$2,691	$(364)	$—	$2,327	$2,643	$(358)	$—	$2,285
Food and beverage	1,199	(185)	—	1,014	1,152	(166)	—	986
Other	273	(74)	—	199	248	(68)	—	180
Total revenues	4,163	(623)	—	3,540	4,043	(592)	—	3,451
Expenses
Room	696	(101)	—	595	676	(97)	—	579
Food and beverage	822	(138)	—	684	794	(125)	—	669
Other	1,442	(210)	—	1,232	1,424	(202)	—	1,222
Depreciation and amortization	779	—	(779)	—	534	—	(534)	—
Corporate and other expenses	82	—	(82)	—	79	—	(79)	—
Gain on insurance and business interruption settlements	—	—	—	—	(6)	6	—	—
Total expenses	3,821	(449)	(861)	2,511	3,501	(418)	(613)	2,470
Operating Profit - Comparable Hotel EBITDA	$342	$(174)	$861	$1,029	$542	$(174)	$613	$981
___________
(1)

Profit (loss) margins are calculated by dividing the applicable operating profit (loss) by the related revenue amount. GAAP profit (loss) margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above tables.

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

Interest Rate Sensitivity

As of September 30, 2018 and December 31, 2017, 68% and 70%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first three quarters of 2018. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and our minority investments in the Euro JV and a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We have two foreign currency forward sale contracts for a total notional amount of $36 million. No forward purchase contracts were entered into during the first three quarters of 2018.

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated $251 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss), which adjustments offset a portion of the translation adjustment related to our international investments.

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in the first three quarters of 2018.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2018 – July 31, 2018	—	$—	—	$500
August 1, 2018 – August 31, 2018	—	—	—	500
September 1, 2018 – September 30, 2018	—	—	—	500
Total	—	$—	—	$500

Third Quarter 2018 Host Inc. Sales of Unregistered Securities

On September 7, 2018, Host Inc. issued 66,748 shares of common stock to The Washington University in exchange for 65,344 OP units of Host L.P. held by The Washington University.  All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act. The number of shares issued was based on the current conversion factor of 1.021494 common shares per OP unit.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2018 – July 31, 2018	25,278	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
August 1, 2018 – August 31, 2018	11,567	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2018 – September 30, 2018	69,152	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	105,997			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc’s common stock.

Item 6.	Exhibits

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended  September 30, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended  September 30, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended  September 30, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at  September 30, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter  and Year-to-date ended  September 30, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended  September 30, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

November 5, 2018	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

November 5, 2018	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)