Form 10-K
period 2018-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2019-02-26
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (740,473,371 shares outstanding as of February 19, 2019)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (732,359,445 units outstanding as of February 19, 2019)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Host Hotels & Resorts, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Host Hotels & Resorts, L.P.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 29, 2018 was $15,347,835,590.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 16, 2019 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2018 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2018. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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
•

Part II Item 8 - Financial Statements and Supplementary Data. While the financial statements themselves are presented separately, the notes to the financial statements generally are combined, except for separate discussions of differences between equity of Host Inc. and capital of Host L.P.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2018 Form 10-K and in Host Inc.’s 2018 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

We undertake no obligation to publicly update forward-looking statements, whether because of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our reports on Form 10-Q and Form 8-K that we file with the Securities and Exchange Commission (“SEC”). Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the discussion of risk factors to be a complete discussion of all the potential risks or uncertainties that could affect our business.

Item 1.	Business

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2018. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

As of February 21, 2019, our consolidated lodging portfolio consists of 93 primarily luxury and upper-upscale hotels containing approximately 52,000 rooms, with the majority located in the United States, and with five of the properties located outside of the U.S. in Brazil and Canada. In addition, we own non-controlling interests in five domestic and one international joint venture and a timeshare venture in Hawaii.

Business Strategy

Our goal is to be the preeminent owner of high-quality lodging real estate in growing markets in the U.S. and to generate superior long-term returns for our stockholders throughout all lodging cycles through a combination of appreciation in asset values, growth in earnings and dividend distributions. The pillars of our strategy to achieve this objective includes:

•	Geographically diverse portfolio of hotels in the U.S. - Own a diversified U.S. portfolio of hotels in major urban and resort destinations;
•

Strong scale and integrated platform – Utilize our scale to create value through enterprise analytics, asset management and capital investment initiatives, while aiding external growth by leveraging scale as a competitive advantage to acquire assets befitting our strategy. Allocate and recycle capital to seek returns that exceed our cost of capital and actively return capital to stockholders;

•	Investment grade balance sheet - Maintain a strong and flexible capital structure that allows us to execute our strategy throughout all lodging cycles; and
•	Employer of choice and responsible corporate citizen – Align our organizational structure with our business objectives to be an employer of choice and a responsible corporate citizen.

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

As one of the largest owners of Marriott and Hyatt properties, our hotels primarily are operated under brand names that are among the most respected and widely recognized in the lodging industry. Within these brands, we have focused predominantly on the upper-upscale and luxury asset classes, as we believe these classes have a broad appeal for both individual and group leisure and business customers. In addition, we have several unbranded or soft-branded properties that appeal to distinctive customer profiles in certain select submarkets.

Strong Scale and an Integrated Platform

Enterprise Analytics Platform. Due to the scale of our asset management and business intelligence platform, we believe we are in a unique position to implement value-added real estate decisions and to assist managers in driving operating performance. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our enterprise analytics team to benchmark similar hotels and identify best practices and efficiencies that can improve long-term profitability. We perform independent underwriting of return on investment (“ROI”) projects and potential acquisitions, as well as revenue management analysis of ancillary revenue opportunities. Our goal is to continue to differentiate our assets within their competitive market, drive operating performance and enhance the overall value of our real estate through the following:

•	Enhance profitability by using our business intelligence system to benchmark and monitor hotel performance and cost controls.
•

Drive revenue growth by conducting detailed strategic reviews with our managers on markets and business mix to assist them in developing the appropriate group/transient mix, on-line presence to address a broad customer base, and market share targets for each property.

•

Work with leading brands, such as Marriott and Hyatt, to take advantage of their worldwide presence and lodging infrastructure. We also have 18 hotels managed by independent operators where we believe these operators have more flexibility to drive revenues and control costs to maximize profits.

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

For 2019, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We constantly are evaluating both single hotel and hotel portfolio transactions to acquire iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include asset sales, where we believe the potential for growth is constrained or properties with significant capital expenditures requirements that we do not believe would generate an adequate return on investment exceeding our cost of capital.

We may acquire additional properties or dispose of properties through various structures, including transactions involving single assets, portfolios, joint ventures, mergers, and acquisitions of the securities or assets of other REITs or distributions of hotel properties to our stockholders. We anticipate that any acquisitions may be funded by, or through a combination of, proceeds from the sales of properties, equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt, available cash or advances under our credit facility. We note, however, that the nature and supply of these assets make acquisitions inherently difficult to predict. For these reasons, we can make no assurances that we will be successful in purchasing any one or more hotels that we currently are reviewing, or may in the future review, bid on or negotiate to buy.

We also seek to create and mine value from our existing portfolio through ROI projects. We work closely with our managers to attempt to schedule these projects to minimize operational disruption and environmental impact. ROI projects are designed to take advantage of changing market conditions and the favorable location of our properties, while seeking to increase profitability and enhance customer satisfaction. These projects are designed to improve the positioning of our hotels within their markets and competitive set and include extensive renovations, including lobbies, food and beverage outlets; expanding and/or extensive renovation of ballroom and meeting rooms; major mechanical system upgrades, and sustainability initiatives. It also includes projects focused on increasing space profitability or lowering net operating costs, such as converting unprofitable or underutilized space into meeting space, adding guestrooms, and implementing energy and water conservation measures such as energy management systems, solar power, energy and usage efficient mechanical, electrical and plumbing equipment and fixtures, and building automation systems.

Renewal and replacement capital expenditures are designed to maintain the quality and competitiveness of our hotels. Typically, guestroom, meeting space and public space renovations occur at intervals of approximately seven to ten years, but the timing may vary based on the type of property and condition of areas being renovated. These renovations generally are divided into the following types: soft goods, case goods, bathroom and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates to maintain brand quality standards. Case goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables, which generally are not replaced as frequently. Bathroom renovations include the replacement of tile, vanity, lighting and plumbing fixtures. Infrastructure includes the physical plant of the hotel, including the roof, elevators/escalators, façade, heating, ventilation, and air conditioning and fire systems.

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

Investment Grade Balance Sheet

Our goal is to maintain a flexible capital structure that allows us to execute our strategy throughout the lodging cycle. To maintain its qualification as a REIT, Host Inc. is required to distribute 90% of its taxable income (other than net capital gain) to its stockholders each year and, as a result, generally relies on external sources of capital, as well as cash from operations, to finance growth.

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

Corporate Responsibility

Our corporate responsibility strategic framework follows three themes to inform the integration of sustainability into the business and to guide our engagement with key stakeholders and communities:

•

Responsible Investment: When acquiring properties, we seek to identify future capital investments and potential operational opportunities that reduce the property’s environmental footprint and mitigate climate change-related risks. During the ownership of our properties, we evaluate investments in proven sustainability technologies and collaborate with our operators and managers to adopt industry best practices that seek to improve environmental performance and enhance asset value.

•

Environmental Stewardship: Our environmental goals focus on reducing energy consumption, water usage, waste to landfill and greenhouse emissions across our portfolio. We also seek certifications and alignment with leading verification and disclosure frameworks to support the effectiveness and transparency of our corporate responsibility program.

•

Corporate Citizenship: We are committed to being a responsible corporate citizen and strengthening our local communities through financial support, community engagement, volunteer service, and industry collaboration. Our approach is reinforced by our Code of Business Conduct and Ethics and periodic engagement with key stakeholders to understand their corporate responsibility priorities and expectations.

In October 2018, the Sustainability Accounting Standards Board (“SASB”) issued the Real Estate Sustainability Accounting Standard. The standard outlines disclosure topics and accounting metrics for the real estate industry. The energy and water management metrics that best correlate with our industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area, or number of units (for our calculation we use occupied rooms) (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). The energy and water data we use is collected and reviewed by third-parties who compile the data from property utility statements. These metrics enable us to track the effectiveness of water and energy reduction ROI projects.

We reference key aspects and metrics of our sustainability efforts through the Global Reporting Initiative (“GRI”) Index, in accordance with the GRI framework and, beginning in 2015, contracted with a third-party to provide further verification of our energy and water consumption data. Based on efficiencies gained in both energy and water usage, we achieved savings of approximately $6 million in 2017 and $2 million in 2016 when compared to 2015 Energy Intensity levels. The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2017, the last three fiscal years for which data is available(1):

(1)

Energy and water metrics relate to our consolidated domestic hotels owned for the entire year presented. The water data excludes one domestic hotel in 2015 and 2016 as reliable utility data was not available. The excluded hotel was sold in 2017.

For the first time, in early January 2019 we issued a 2018 Corporate Responsibility Highlights report, which provides a summary of results and progress over the last reporting year, along with future commitments.

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

•

Owner/Managers—own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel or operated under the owner’s brand. We are prohibited from operating and managing hotels by applicable REIT rules.

•

Franchisors—own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their hotels with brand recognition, marketing support and centralized reservation systems for the franchised hotels.

•	Franchisor/Managers—own a brand or brands and operate hotels on behalf of the hotel owner or franchisee.
•	Managers—operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel.

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

Supply and Demand. Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy, in addition to local market factors that stimulate travel to specific destinations. Trends in economic indicators such as gross domestic product (“GDP”) growth, business investment, corporate profits and employment growth are key indicators of the relative strength of lodging demand. Lodging demand also will be affected by changes to international travel patterns.

Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by several additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry, as new supply may be planned during an upcycle but it may open for business in a weaker economy. Therefore, as illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand growth may accelerate when supply growth is very low, or supply may accelerate while demand growth is slowing. A recent source of supply for the industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Though not reported through official industry statistics, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. Local legislation around short-term rentals has limited supply growth in many top markets, though the growth of professional management for legal rentals remains a key trend.

Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the upper upscale category rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2014 to 2018 and forecast data for 2019:

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Source: Historical data - STR, 2019 Forecast - CBRE Hotels’ Americas Research

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Source: Historical data - STR, 2019 Forecast - CBRE Hotels’ Americas Research

Managers and Operational Agreements

All our hotels are managed by third parties pursuant to management or operating agreements, with some of such hotels also subject to separate franchise or license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers employ all managerial and other employees for the hotels, review hotel operations with a focus on improving revenues and managing expenses, review the maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

•

Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 4-5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. For certain hotels, we have negotiated flexibility with the manager that reduces the funding commitment required as follows:

o

For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than periodic reserve fund contributions being deposited into separate reserve accounts at each of the subject hotels, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly less than the amount that would have been maintained otherwise in such separate hotel reserve accounts. Upon sale, a hotel-level reserve account would be funded (by either the purchaser or by us, as the seller) in the full amount of the reserve balance associated with the subject hotel.

o

For certain of the Starwood Hotels, periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers at each hotel, are distributed to us and we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels. Upon sale, a hotel-level reserve account would be funded in the amount of the subject hotel’s pro rata share, if any, of the consolidated pooled reserve balance.

•

Building alterations, improvements and renewals. The managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, along with alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition that is consistent with brand standards. We generally have approval rights over such budgets and expenditures, which we review and approve based on our manager’s recommendations and on our judgment. Expenditures for these major repairs and improvements affecting the hotel building typically are funded directly by owners, although our agreements with Marriott in respect of the Starwood Hotels contemplate that certain such expenditures also may be funded from the FF&E reserve account.

•

Treatment of additional owner funding. As additional owner funding becomes necessary, either for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at some of our Marriott-managed hotels (excluding the Starwood Hotels) is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that is used at the Starwood Hotels, as well as with certain capital expenditures projects at some of our other Marriott-managed hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For the hotels that are subject to the pooled arrangement described above, the amount of any additional FF&E reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

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

•

Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights by us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the operator fails to achieve these specified performance thresholds over a consecutive two-year period and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.

•

Special Termination Rights. In addition to any performance-based or other termination rights set forth in our management and operating agreements, we have specific negotiated termination rights as to certain management and operating agreements. While the brand affiliation of a property may increase the value of a hotel, the ability to dispose of a property unencumbered by a management agreement, or even brand affiliation, also can increase the value for prospective purchasers. These termination rights can take several different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; as well as termination without sale or other condition, which may require the payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of properties continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

In addition to hotels managed by brand owners, we have both branded hotels and non-branded hotels operated by independent managers. Our management agreements with independent managers, while similar in operational scope to agreements with our brand managers, typically have shorter initial terms, no renewal rights, more flexible termination rights, and more limited system-wide services. However, while we have additional flexibility regarding these operators, certain of those hotels remain subject to underlying franchise or licensing agreements. These franchise or licensing agreements allow us to engage independent managers to operate our hotels under the applicable brand names and to participate in the brands’ reservation and loyalty-rewards systems. Under these agreements, we pay the brand owners a franchise or licensing fee equal to a specified percentage of gross room revenues, as well as other system fees and reimbursements. In addition, we are obligated to maintain applicable brand standards at our franchised hotels.

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all its assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2018. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, through payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2018, non-controlling limited partners held 7.5 million OP units, which were convertible into 7.6 million Host Inc. common shares. Assuming that all OP units held by non-controlling limited partners were converted into common shares, there would have been 748.1 million common shares of Host Inc. outstanding at December 31, 2018.

Our operating structure is as follows:

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Our TRS are subject to income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign corporate income tax.

Our Consolidated Hotel Portfolio

As of February 21, 2019, we owned a portfolio of 93 hotel properties, of which 88 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 2%, 2%, and 3% of our revenues were attributed to the operations of these foreign properties in 2018, 2017 and 2016, respectively.

The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Ritz-Carlton, Hyatt and Hilton. There also has been a trend towards specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these properties will be operated by an independent third party and either will have no brand affiliation, or will be associated with a major brand, while maintaining most of its independent identity (which we refer to as “soft-branded” properties).

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

Our top 40 hotels by RevPAR represent approximately 63% of our total revenues. Additionally, 36 of our consolidated hotels have more than 500 rooms. The average age of our properties is 34 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 21, 2019:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott:
Marriott	37	22,394	39.6%
Ritz-Carlton	5	1,893	6.4
Autograph Collection	1	277	0.4
JW Marriott	4	1,909	3.1
W	2	729	1.6
St. Regis	1	232	0.4
Luxury Collection	2	1,152	3.1
Westin	12	6,145	10.0
Sheraton	4	4,423	8.0
Residence Inn	1	299	0.3
Courtyard	1	337	0.3
Total Marriott	70	39,790	73.2
Hyatt:
Andaz	1	301	1.1
Grand Hyatt	4	3,632	7.4
Hyatt Place	1	426	0.6
Hyatt Regency	6	3,875	7.9
Total Hyatt	12	8,234	17.0
Hilton:
Curio	1	391	1.0
Hilton	1	223	0.3
Embassy Suites	1	455	0.7
Total Hilton	3	1,069	2.0
AccorHotels:
Swissôtel	1	661	1.1
Fairmont	1	450	2.2
ibis	1	256	0.1
Novotel	1	149	—
Total AccorHotels	4	1,516	3.4
Other/Independent	4	1,171	1.4
	93	51,780	97%
___________

(1)

Based on our 2018 revenues; sold hotels accounted for the remaining 3% of our revenues. No individual property contributed more than 6% of total revenues in 2018. Hotels that are not considered upper upscale or luxury constitute less than 2% of our revenues.

By Location. The following table details the location and number of rooms at our consolidated hotels as of February 21, 2019:

Location	Rooms	Location	Rooms
Arizona		Hawaii (continued)
Scottsdale Marriott Suites Old Town	243	Hyatt Place Waikiki Beach	426
Scottsdale Marriott at McDowell Mountains	266	Hyatt Regency Maui Resort & Spa	806
The Phoenician, A Luxury Collection Resort,		Illinois
Scottsdale	645	Chicago Marriott Suites Downers Grove	254
The Camby Hotel	277	Chicago Marriott Suites O’Hare	256
The Westin Kierland Resort & Spa	732	Courtyard Chicago Downtown/River North	337
California		Embassy Suites by Hilton Chicago Downtown
Axiom Hotel, San Francisco	152	Magnificent Mile	455
Coronado Island Marriott Resort & Spa (1)	300	Swissôtel Chicago	661
Costa Mesa Marriott	253	The Westin Chicago River North	429
Grand Hyatt San Francisco	668	Indiana
Hyatt Regency San Francisco Airport	789	The Westin Indianapolis	575
Manchester Grand Hyatt San Diego (1)	1,628	Louisiana
Marina del Rey Marriott (1)	370	New Orleans Marriott	1,333
Marriott Marquis San Diego Marina (1)	1,360	Maryland
Newport Beach Marriott Hotel & Spa	532	Gaithersburg Marriott Washingtonian Center	284
Newport Beach Marriott Bayview	254	Massachusetts
San Francisco Marriott Fisherman’s Wharf	285	Boston Marriott Copley Place (1)	1,144
San Francisco Marriott Marquis (1)	1,500	Hyatt Regency Cambridge	470
San Ramon Marriott (1)	368	Sheraton Boston Hotel	1,220
Santa Clara Marriott (1)	759	The Westin Waltham Boston	351
Sheraton San Diego Hotel & Marina (1)	1,053	Minnesota
The Ritz-Carlton, Marina del Rey (1)	304	Minneapolis Marriott City Center	585
The Westin Los Angeles Airport (1)	747	New Jersey
The Westin Mission Hills Resort & Spa	512	Newark Liberty International Airport Marriott (1)	591
The Westin South Coast Plaza, Costa Mesa (2)	390	Sheraton Parsippany Hotel	370
W Hollywood (1)	305	New York
Colorado		New York Marriott Downtown	513
Denver Marriott Tech Center	605	New York Marriott Marquis	1,966
Denver Marriott West (1)	305	Sheraton New York Times Square Hotel	1,780
The Westin Denver Downtown	430	Ohio
Florida		The Westin Cincinnati (1)	456
1 Hotel South Beach, Miami Beach	429	Pennsylvania
Hilton Singer Island Oceanfront/Palm Beaches		Philadelphia Airport Marriott (1)	419
Resort	223	The Logan, Philadelphia	391
Hyatt Regency Coconut Point Resort & Spa		Texas
Bonita Springs	454	Houston Airport Marriott at George Bush
Miami Marriott Biscayne Bay	600	Intercontinental (1) (3)	573
Orlando World Center Marriott	2,004	Houston Marriott Medical Center (1)	395
Tampa Airport Marriott (1)	298	JW Marriott Houston by the Galleria	516
The Don CeSar, St Pete Beach	347	San Antonio Marriott Rivercenter (1)	1,001
The Ritz-Carlton, Amelia Island	446	San Antonio Marriott Riverwalk	512
The Ritz-Carlton, Naples	450	The St. Regis Houston	232
The Ritz-Carlton Golf Resort, Naples	295	Virginia
YVE Hotel Miami	243	Hyatt Regency Reston	518
Georgia		Residence Inn Arlington Pentagon City	299
Atlanta Marriott Suites Midtown (1)	254	The Ritz-Carlton, Tysons Corner (1)	398
Grand Hyatt Atlanta in Buckhead	439	Washington Dulles Airport Marriott (1)	368
JW Marriott Atlanta Buckhead	371	Westfields Marriott Washington Dulles	336
The Westin Buckhead Atlanta	365	Washington
The Whitley, A Luxury Collection Hotel,		The Westin Seattle	891
Atlanta Buckhead	507	W Seattle	424
Hawaii		Washington, D.C.
Andaz Maui at Wailea Resort	301	Grand Hyatt Washington	897

Fairmont Kea Lani, Maui	450	Hyatt Regency Washington on Capitol Hill	838
Washington, D.C. (continued)		Brazil (continued)
JW Marriott Washington, DC	777	JW Marriott Hotel Rio de Janeiro	245
The Westin Georgetown, Washington D.C.	267	Novotel Rio de Janeiro Parque Olimpico	149
Washington Marriott at Metro Center	459	Canada
Brazil		Calgary Marriott Downtown	388
ibis Rio de Janeiro Parque Olimpico	256	Toronto Marriott Downtown Eaton Centre Hotel (1)	461
		Total	51,780

___________
(1)	The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.

By Market Location: With our geographically diverse portfolio, no individual market represents more than 11% of total revenues. The following chart summarizes the composition of our consolidated hotels as of February 21, 2019 by market location based on percentage of 2018 revenues:

Revenues By Market Location [1]

Maui/Oahu 7%
New York 11%
Florida Gulf Coast 5%
San Francisco/San Jose 9%
Jacksonville 2%
Washington, D.C. (CBD) 6%
Los Angeles 3%
Boston 6%
Philadelphia 2%
Chicago 3%
Atlanta 3%
Seattle 2%
Phoenix 5%
San Diego 9%
New Orleans 2%
Orange County 2%
Houston 2%
Northern Virginia 3%
San Antonio 2%
Denver 2%
Orlando 4%
Miami 1%
Other Domestic 5%
International 1%

(1)	Our disposed hotels accounted for the remaining 3% of our 2018 revenues.

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 21, 2019, owned, or owned an interest in, 10 hotel properties. The operations of the properties owned by these entities are not consolidated and are included in equity in earnings in our consolidated results of operations. See Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on several factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors, such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Andaz®, Fairmont®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®,  Marriott®, Marriott Marquis®, Autograph Collection®, Curio – A Collection by Hilton®, Marriott Suites®, Pullman®, Sheraton®, Swissôtel® and Westin®. (1)  While our hotels compete primarily with other hotels in the luxury and upper upscale category, they also may compete with hotels in other lower-tier categories. A recent source of supply for the industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Our hotels also may compete with these short term rentals in certain markets. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities, both in domestic and international markets, as we attempt to position our portfolio to best take advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual property and the region. Hotel sales for our consolidated portfolio averaged approximately 24%, 27%, 24% and 25% for the first, second, third and fourth calendar quarters, respectively, in 2018.

Environmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of hazardous or toxic materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released hazardous or toxic materials. Environmental laws also may impose restrictions on the way property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we potentially may be liable for various environmental costs or liabilities. Although currently we are not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Employees

As of February 21, 2019, we had 184 employees, all of which work in the United States, including our regional offices in Miami and San Diego. None of Host’s employees are covered by collective bargaining agreements. The employees at all of our U.S. and Canadian properties are employees of our third-party hotel managers, who are responsible for hiring and maintaining employees. The number of employees referenced above does not include the hotel employees of our three hotels in Brazil, which, while technically Host employees, are under the direct supervision and control of our third-party hotel managers. Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force,

(1) This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

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

Where to Find Additional Information

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000. We maintain an internet website at: www.hosthotels.com. Through our website, we make available free of charge as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers at http://www.sec.gov.

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

The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product (“GDP”). Because lodging industry demand typically follows the general economy, the lodging industry is highly cyclical, which contributes to potentially large fluctuations in our financial condition and our results of operations. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations.

In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce the cost of their trips. Consequently, our hotels may be more susceptible to a decrease in revenue during an economic downturn, as compared to hotels in other categories that have lower room rates.  For instance, reductions in overall travel and reductions in travel to luxury and upper upscale hotels during the recession in 2008 and 2009 significantly affected our results of operations.

Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:

•

the effect on lodging demand of changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth, global economic prospects, consumer confidence and the value of the U.S. dollar;

•

factors that may shape public perception of travel to a location, such as natural disasters, weather events, pandemics and outbreaks of contagious diseases such as the Zika virus, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•	risks that U.S. immigration policies will suppress international travel to the United States generally or decrease the labor pool;
•

the impact of geopolitical developments outside the U.S., such as the pace of economic growth in Europe, the effects of the United Kingdom’s referendum to withdraw from the European Union, trade tensions and tariffs between the United States and its trading partners such as China, or conflicts in the Middle East, which could affect global travel and lodging demand within the United States;

•

volatility in global financial and credit markets, and the impact of budget deficits and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, as well as the impact of U.S. government shutdowns, which could materially adversely affect U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

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

We cannot assure you that adverse changes in the general economy or other circumstances that affect the lodging industry will not have an adverse effect on the hotel revenue or earnings at our properties. A reduction in our revenue or earnings because of the above risks may reduce our working capital and revenue, impact our long-term business strategy and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements. In addition, we may incur impairment charges in the future, which charges will affect negatively our results of operations. We can provide no assurance that any impairment loss recognized will not be material to our results of operations.

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

Since we have elected REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) each year in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host Inc. to make required distributions are provided by distributions from Host L.P. Our ability to access external capital could be hampered by several factors, many of which are outside of our control, including:

•	price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;
•	changes in market perception of our growth potential, including rating agency downgrades by Moody’s Investors Service, Standard & Poor’s Ratings Services or Fitch Ratings;
•	decreases in our current or estimated future earnings;
•	decreases or fluctuations in the market price of the common stock of Host Inc.;
•	increases in interest rates; and
•	the terms of our existing indebtedness which, under certain circumstances, restrict our incurrence of additional debt.

The occurrence of any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth and on our results of operations and financial condition.  Potential consequences of disruptions in U.S. and global equity and credit markets and, as a result, an inability for us to access external capital at times, and on terms, reasonably acceptable to us could include:

•	a need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants and shorter maturity;
•	adverse effects on our financial condition and liquidity, and our ability to meet our anticipated requirements for working capital, debt service and capital expenditures;
•	higher costs of capital;
•	an inability to enter into derivative contracts to hedge risks associated with changes in interest rates and foreign currency exchange rates; or
•	an inability to execute on our acquisition strategy.

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

There are inherent risks with investments in real estate, including their relative illiquidity.

Investments in real estate are inherently illiquid and cannot generally be quickly sold.  For this reason, we cannot predict whether we will be able to sell any hotel that we desire to sell for the price or on terms acceptable to us, or the length of time needed to find a willing purchaser and to close on the sale of a hotel. Therefore, we may not be able to vary the composition of our portfolio promptly in response to changing economic, financial and investment conditions and dispose of hotels at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to make distributions to stockholders.

In addition, real estate ownership is subject to various risks, including:

•	government regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;
•	loss in value of real estate due to changes in market conditions or the area in which it is located;
•	potential civil liability for accidents or other occurrences on owned or leased properties;
•	the ongoing need for owner-funded capital improvements and expenditures in order to maintain or upgrade hotels;
•	periodic total or partial closures due to renovations and facility improvements;
•	changes in tax laws and property taxes, or an increase in the assessed valuation of a hotel for real estate tax purposes; and
•	force majeure events, such as earthquakes, floods or other possibly uninsured losses.

We have significant indebtedness and may incur additional indebtedness.

As of December 31, 2018, we and our subsidiaries had total indebtedness of approximately $3.8 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

We cannot make any assurances that any of these sources of funds will be available to us or, if available, will be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan. Under certain circumstances, we would be required to use the cash generated by any or all the events described above to repay other indebtedness.

The terms of our indebtedness and preferred OP units place restrictions on us and on our subsidiaries and these restrictions reduce our operational flexibility and create default risks.

We are, and may in the future become, party to agreements and instruments that place restrictions on us and on our subsidiaries.  For instance, the covenants in the documents governing the terms of our senior notes and our credit facility restrict, among other things, our ability to:

•	execute acquisitions, mergers or consolidations, unless the successor entity in such transaction assumes our indebtedness;
•	incur additional indebtedness in excess of certain thresholds and without satisfying certain financial metrics;
•	incur liens securing indebtedness, unless provision is made to secure our other indebtedness by such liens;
•	sell hotels without using the proceeds from such sales for certain permitted uses or to make an offer to repay or repurchase outstanding indebtedness;
•

pay dividends on classes and series of Host Inc. capital stock and pay distributions on Host L.P.’s classes of units without satisfying certain financial metrics concerning leverage, fixed charge coverage and unsecured interest coverage; and

•	conduct transactions with affiliates on other than an arm’s length basis and, in certain instances, without obtaining opinions as to the fairness of such transactions.

In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial metrics. The restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including any mortgage debt we incur in the future) will reduce our flexibility with conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.

Interest payments for borrowings on our credit facility and the mortgages on certain non-consolidated properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2018, approximately 27% of our debt is subject to floating interest rates.

Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our hotels, thereby limiting our ability to dispose of them as part of our business strategy.

A portion of our long-term indebtedness, specifically $1 billion of credit facility term loans, bears interest at fluctuating interest rates based on USD-LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible. They do not necessarily decrease directly with a reduction in revenue at the hotels and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. Also, as of December 31, 2018, 25 of our hotels are subject to third-party ground leases, which generally require periodic increases in ground rent payments. Our ability to make these rent payments could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. For further information on our ground leases, please see Exhibit 99.1 filed with this report.

Additionally, certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. In the event of a significant decrease in demand, our hotel managers may not be able to reduce the size of hotel work forces in order to decrease wages and benefits. Our managers also may be unable to offset any fixed or increased expenses with higher room rates. Any of our efforts to reduce operating costs also could adversely affect the future growth of our business and the value of our hotels.

Our acquisition or disposition of hotels may have a significant effect on our business, liquidity, financial position and/or results of operations.

We may acquire hotels through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate ownership entities. We anticipate that our acquisitions will be financed with a combination of methods and a variety of sources of external capital, including proceeds from Host Inc. equity offerings, issuance of limited partner interests of Host L.P., advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sale of hotels. Our inability to access external sources of capital may limit our ability to finance acquisitions. For a discussion of factors that may limit our access to sources of capital, see “—We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times, and on terms reasonably acceptable to us, may affect adversely our business and results of operations.”  In addition, certain of these factors, such as disruption in the global capital markets, may limit the ability of purchasers to finance their acquisition of our hotels and therefore our ability to use disposition proceeds to finance our acquisitions.

We routinely are actively engaged in the process of identifying, analyzing and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our failure to realize the intended benefits from one or more acquisitions could have a significant adverse effect on our business, liquidity, financial position and/or results of operations. These adverse effects may occur because the performance of the hotel does not support the additional indebtedness and related interest expense that we incurred as a result of the acquisition. In addition, hotels and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided in the transaction agreements may not survive long enough for us to become aware of such liabilities and to seek recourse against our sellers and indemnification covering representations and warranties often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may affect adversely our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain limited liabilities relating to the hotels and entities acquired by us. While the sellers generally are contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

We also are actively engaged in the process of identifying, analyzing and negotiating possible transactions for disposing of certain of our hotels. Under current market conditions, based on our experience, we expect that any future sale of our hotels may be effected through any of several structures, including sale transactions involving portfolios or single assets, joint ventures with third parties and distributions of hotels to our security holders. We anticipate that any potential purchaser of our hotels may finance its purchase through a combination of methods, including cash or the issuance to us of its securities or those of one of its affiliates. Therefore, to maximize the value of hotels that we may in the future decide to sell, we may consider a range of transaction structures that we determine under the circumstances are in our best interest. We cannot provide any assurances that we will successfully conclude any transaction to dispose of any one or more of our hotels or that the terms of any such transaction will maximize the value of hotels being sold.

We may not achieve the value we anticipate from new hotel developments or value enhancement projects at our existing hotels.

We currently are, and in the future may be, involved in the development or redevelopment of hotels, timeshare units or other alternate uses of portions of our existing hotels, including the development of retail, office or apartments, including through joint ventures. There are risks inherent in any new development, including:

•

We may not obtain the zoning, occupancy and other required governmental permits and authorizations necessary to complete the development. A delay in receiving these approvals could affect adversely the returns we expect to receive.

•	Any new construction involves the possibility of construction delays and cost overruns that may increase project costs.
•	Defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a hotel to be closed during the period required to rectify the defect.
•	We may not be able to meet the loan covenants in any indebtedness obtained to fund the new development, creating default risks.
•	Natural or manmade disasters may delay construction or increase construction costs.
•	Risks related to change in economic and market conditions between development commencement and stabilization.
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

Any of the above factors could affect adversely our and our partners’ ability to complete the developments on schedule and consistent with the scope that currently is contemplated, or to achieve the intended value of these projects. For these reasons, there can be no assurances of the value to be realized by us from these transactions or any future similar transactions.

We do not control our hotel operations and we are dependent on the managers of our hotels.

To maintain our status as a REIT, we are not permitted to operate or manage any of our hotels. As a result, we, through our taxable REIT subsidiaries, have entered into management agreements with third-party managers to operate our hotel properties. For this reason, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage pricing and certain similar matters. Although we consult with our hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to these matters. While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. The cash flow from our hotels may be affected adversely if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name.  Because our management agreements are long-term in nature, we also may not be able to terminate these agreements if we believe the manager is not performing adequately.

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

Furthermore, our management agreements for our brand managed properties generally have provisions that can restrict our ability to sell, lease or otherwise transfer our hotels, unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell our hotels, depending upon the structure of the transactions, may require the manager’s consent. Similarly, decisions with respect to the repositioning of a hotel, such as the outsourcing of food and beverage outlets, also may require the manager’s consent.

The properties managed by Marriott International account for most of our revenues and operating income. Adverse developments in Marriott’s business and affairs or financial condition could have a material adverse effect on us.

On September 23, 2016, Marriott International completed its acquisition of Starwood Hotels and Resorts Worldwide, bringing Starwood’s brands under Marriott’s management. As a result of the merger, approximately 73% of our properties (as measured by 2018 revenues) now are managed or franchised by Marriott. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our properties and could have a material adverse effect on us. See, for example, “Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems could materially adversely affect our business” for a discussion of the database security breach disclosed by Marriott International in November 2018 and its possible effects on our business and hotel operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring, maintaining and effectively managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our hotels in Brazil), however, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific property and we may have little ability to control the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

We will need to make capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. We also are required by our hotel management agreements and may be required under future loan agreements to make agreed upon capital expenditures to our hotels. In addition, the timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our hotels in accordance with brand standards set by our managers, they may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels at which we make these investments.

A large proportion of our hotels are located in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or threat of a terrorist attack.

Hotels in the following cities and markets represented approximately 71% of our 2018 revenues: New York, Washington, D.C., San Diego, San Francisco, Boston, Florida, Hawaii, Atlanta, and Los Angeles. An economic downturn, an increase in hotel supply in these markets, a natural disaster, a terrorist attack or similar disaster in any one of these cities likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and our overall results of operations. For example, in September 2017, our operations in Florida and Houston were impacted negatively by Hurricanes Irma and Harvey. In 2013, decreased U.S. government demand for hotel rooms (approximately 5% of our business) in markets such as Washington, D.C. had a negative impact on our results of operations.

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

As of December 31, 2018, we own directly five hotels located outside of the United States. We also are party to a joint venture that owns a non-controlling interest in seven hotels and an office building in India. Our international hotels accounted for approximately 2% of our 2018 revenues. We may have difficulty managing entry into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include:

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

•	compliance with and unexpected changes in regulatory requirements or monetary policy;
•	the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;
•	rapid adverse changes in local, political, economic and market conditions;
•	the ability to obtain insurance coverage related to terrorist events;
•	changes of interest rates and/or currency exchange rates and hyperinflation or deflation and difficulties in hedging these risks;
•	regulations regarding the incurrence of indebtedness;
•	difficulties involved in managing an organization doing business in many different countries; and
•	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

Any of these factors could affect adversely our ability to obtain all of the intended benefits of our international operations. If we do not effectively manage and successfully integrate the international hotels into our organization, our operating results and financial condition may be adversely affected.

We may acquire hotels in joint ventures with third parties that could result in conflicts.

We have made investments in joint ventures and are exploring further investment opportunities. We may, from time to time, invest as a co-venturer in other entities owning hotels instead of purchasing them directly. We also may sell interests in existing hotels to a third party as part of forming a joint venture with the third party. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer also could subject the hotels to additional risks as a result of the following and other unforeseen circumstances:

•	our co-venturer might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or
•	our co-venturer may be in a position to take action contrary to our instructions or requests, or contrary to our policies or objectives.

For certain joint ventures, we might not be able to take action without the approval of our joint venture partners. Disputes between us and our partners or co-venturers may result in litigation or arbitration that would increase our expenses and may negatively impact hotel operations.

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

A significant percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our revenues and profitability. Additionally, as intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies managing and operating our hotels. Also, although internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that growth continues, it could both divert group and convention business away from our hotels and increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from the websites of our hotel managers and increase our cost of sales.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption, cyber threats, terrorism and other risks with respect to all our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters and the applicable sublimits are significantly lower than the total value of the hotels we own in states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined for purposes of evaluating whether the aggregate limits and sub-limits provided in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the manager, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. For example, if a hurricane were to cause widespread damage to Florida or up the East Coast, claims from each of our hotels would be aggregated against the policy limit or sublimit and also would be aggregated with claims from other hotel owners in cases where the policy is provided under the hotel manager’s program, and would likely exceed the applicable limit or sublimit. We may incur losses in excess of insured limits and we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

In addition, there are other risks, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or too expensive to justify coverage. We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a hotel, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.

Full insurance recovery for terrorist acts may not be possible.

We generally obtain terrorism insurance to cover property damage caused by acts of terrorism under separate standalone policies of insurance as well as policies on U.S. hotels which currently are subject to U.S. federal government cost sharing as provided in the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”), which has been extended through December 31, 2020. We also have terrorism insurance under our general liability program and in our program for directors’ and officers’ coverage. We may not be able to recover fully under our existing terrorism insurance policies for losses caused by some types of terrorist acts, and no U.S. legislation or regulations ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

In addition, insurance coverage for nuclear, biological, chemical and radiological (“NBCR”) perils is extremely limited. TRIPRA distinguishes between “direct insurers” (those which write policies directly insuring commercial businesses) and “reinsurers” (those which issue policies to direct insurers, absorbing some of the risk in the direct insurers’ policies). TRIPRA requires direct insurers to offer terrorism insurance, except for NBCR perils, and most direct insurers have been unwilling to provide NBCR coverage, even with government reimbursement. TRIPRA does not require reinsurers to provide any terrorism coverage. Any damage related to war and to NBCR incidents, therefore, is excluded under our policies covering our U.S. hotels. Moreover, our foreign hotels also are not covered against NBCR perils. We obtain a certain amount of property insurance coverage on our U.S. hotels for NBCR perils through our wholly-owned subsidiary that acts as our direct insurer against such perils to the extent of reimbursement under TRIPRA. We ultimately are responsible for any loss borne by our insurance subsidiary.

As a result of the above, there remains uncertainty regarding the adequacy and cost of terrorism coverage that will be available to protect our interests in the event of terrorist attacks that impact our hotels.

Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems could materially adversely affect our business.

Our third party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems have been and may continue to be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems. The risks from these cyber threats are significant and, as discussed below, Marriott International recently experienced a material data security breach involving the acquired Starwood guest reservation database.

2018 Marriott Guest Reservation Database Security Breach. In November 2018, Marriott International disclosed its discovery of a data security breach involving the acquired Starwood guest reservation database. Marriott’s investigation determined that there was unauthorized access to the database, which contained guest information relating to reservations at Starwood properties, on or before September 10, 2018 and that there had been unauthorized access to the Starwood network since 2014. Marriott disclosed that an unauthorized party had copied and encrypted information and took steps towards removing it. Marriott has not finished identifying the extent of the breach, but believes it contains information on up to approximately 400 million guests who made a reservation at a Starwood property.

We rely on the security systems of our managers to protect proprietary and hotel customer information from these threats. Any compromise of our managers’ networks could result in a disruption to our managers’ operations, such as the disruption in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels that we own that are managed by them, in increased costs and in potential litigation and liability. All our major hotel management companies and a majority of our third-party operators maintain insurance against cyber threats. However, these policies provide varying limits and may be subject to sub limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, such as disclosed by Marriott International in November 2018, may result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our business, financial condition and results of operations. It is too early to determine the extent of the damage to Marriott International’s reputation because of the Starwood database breach and the level to which hotel guests may opt to book with other hotel companies because of security concerns for their personally identifiable information. Because approximately 73% of our properties (as measured by 2018 revenues) are managed or franchised by Marriott International, any material adverse effects to

Marriott’s ability to attract and retain hotel guests will have a material adverse effect on our future business, financial condition and results of operations.

In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of our business processes. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and subject us to liability claims or regulatory penalties, which amounts could be significant.

In April 2017, we placed our first cyber insurance policy. The policy includes coverage for third-party liability (damages and settlements to third parties) and first-party loss (costs incurred by us in response to a network security or privacy event). Third-party coverages include defense and damages for alleged libel and slander in electronic media, privacy breach liability and related fines and penalties assessed by regulators. First-party coverages include costs incurred by us in remediating a network security event, loss of income/extra expense due to loss of use of computer systems, costs of data recovery, and cyber extortion. In April 2018, this coverage was expanded to include excess coverage for most of our smaller, independent hotel operators, who generally carry lower coverage limits than our major operators, in the event that the insurance carried by these smaller, independent operators is insufficient to cover cyber related damages relating to hotel operations. However, as with the operator’s coverage, our policy is subject to limits and sublimits for certain types of claims and we do not expect that this policy will cover all losses we could experience from these exposures.

Litigation judgments or settlements could have a significant adverse effect on our financial condition.

We are involved in various legal proceedings in the ordinary course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the operating results for such period. We also could become the subject of future claims by the operators of our hotels, individuals or companies who use our hotels, our investors, our joint venture partners or regulating entities and these claims could have a significant adverse effect on our financial condition and performance.

We depend on our key personnel.

We have approximately 200 employees and our continued success depends on the efforts and abilities of our executive officers and other key personnel. None of our key personnel have employment agreements and we do not maintain key person life insurance for any of our executive officers. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with a qualified substitute, such person’s departure could harm our operations and financial condition.

Exchange rate fluctuations could affect adversely our financial results.

Currency exchange rate fluctuations could affect our results of operations and financial position. We generate revenue and expenses in such foreign currencies as the Canadian dollar, the Brazilian real and the Indian rupee. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate entirely that risk. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in that same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts to U.S. dollars can result in an increase or decrease of the amount of our revenues or earnings because of exchange rate fluctuations.

Similarly, changes in the exchange rates of foreign currencies against the U.S. dollar can result in increases or decreases in demand at our U.S. hotels from international travelers coming to the United States. Because of the concentration of our hotels in major U.S. cities, we may have more exposure to fluctuations in international travel to the United States than other lodging companies without investments located as heavily in these markets.

Applicable REIT laws may restrict certain business activities.

As a REIT, each of Host Inc. and its subsidiary REIT is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, developing alternative uses of real estate and the ownership of hotels that are not leased to a taxable REIT subsidiary (“TRS”), including the development and/or sale of timeshare or condominium units or the related land parcels. Due to these restrictions, we anticipate that we will continue to conduct certain business activities, including, but not limited to, those mentioned above, in one or more of our TRSs. Our TRSs are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

Environmental problems are possible and can be costly.

Our properties are subject to requirements and potential liabilities under various foreign and U.S. federal, state and local environmental laws, ordinances and regulations. Unidentified environmental liabilities could arise and have a material adverse effect on our financial condition and performance. Additionally, even after we have sold a property, we may be liable for environmental liabilities that occurred during our ownership. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may be required to pay a governmental entity or third parties for property damage, and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of toxic or hazardous substances. These laws require that owners or operators of buildings properly manage and maintain these substances and notify and train those who may come into contact with them and undertake special precautions. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to toxic or hazardous materials.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our hotels, operations and business. Over time, our coastal markets are expected to experience increases in storm intensity and rising sea-levels causing damage to our properties. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.  Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

Compliance with other government regulations can be costly.

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons and we incur capital expenditures to make our hotels accessible. In addition, certain local laws and contracts between our hotel managers and the hotel workers’ union require our hotels to provide hotel employees with safety devices, sometimes known as “panic buttons.” We fund the capital necessary to ensure that the employees at our hotels will be equipped with these safety devices. These and other laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. A determination that we are not in compliance with these laws and regulations could result in a court order to bring the hotel into compliance, imposition of civil penalties in cases brought by the Justice Department, or an award of attorneys’ fees to private litigants. Compliance with these laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

In addition, the operations of our foreign hotels are subject to a variety of United States and international laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). We have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we cannot assure that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our foreign hotels might be subject and the manner in which existing laws might be administered or interpreted.

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

We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2018, there are approximately 7.5 million Host LP OP units outstanding that are owned by third parties and are redeemable, which represents approximately 1% of all outstanding units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. As of December 31, 2018, we maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted units or shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2018, there were approximately 13 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan and 0.4 million outstanding options exercisable with a weighted average exercise price of $19.35 per share.

Our earnings and cash distributions will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancing, and secondarily is based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than its net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may impact negatively the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation of future earnings and cash distributions likely would affect adversely the market price of Host Inc.’s common stock.

Federal Income Tax Risks

Adverse tax consequences would occur if Host Inc. or its subsidiary REIT fails to qualify as a REIT.

We believe that Host Inc. has been organized and has operated in such a manner as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., one entity that has elected to be treated as a REIT. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that Host Inc.’s subsidiary REIT qualifies as a REIT or will continue to qualify as a REIT. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income. Any such corporate income tax liability could be substantial and would reduce the non-qualifying REIT’s cash available for, among other things, operations and dividends to its stockholders. In addition, if Host Inc. were to fail to qualify as a REIT, it would not be required to pay dividends to its stockholders. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

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

Any determination that Host Inc. or its subsidiary REIT does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional corporate income tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which the relevant entity does not qualify as a REIT would reduce its cash flow available for investment, debt service or dividends to stockholders. Furthermore, the entity not qualifying as a REIT no longer would be required to pay dividends to its stockholders as a condition to REIT qualification, and any dividends paid to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on dividends at capital gain tax rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

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

Rent paid to Host Inc. and its subsidiary REIT by our TRS cannot be based on net income or profits for such rents to qualify as “rent from real property.” We receive “percentage rent” from our TRS that is calculated based on the gross revenues of the hotels subject to leases - not based on net income or profits. If the IRS determines that the rent paid pursuant to our leases with our TRS are excessive, the deductibility thereof by the TRS may be challenged, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent that such rent exceeds an arm’s-length amount. We believe that our rent and other transactions between our REITs and their TRS are based on arm’s-length amounts and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

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

The maximum tax rate applicable to “qualified dividend income” payable by U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the Tax Cuts and Jobs Act, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the stockholder is subject to the maximum individual income tax rate of 37%), such tax rate still is higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs.

Legislative or other actions affecting REITs could have a negative effect on us.

New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income at regular corporate tax rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

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

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. Proposed regulations have been issued with respect to many of these law changes, but the regulations, once finalized, could be much different from those proposed. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the Tax Cuts and Jobs Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis.

Risks Relating to Redemption of OP Units

A holder who offers its OP units for redemption may have adverse tax consequences.

A holder who elects to redeem their OP units will be treated for federal and state income tax purposes as having sold the OP units. The sale of these OP units is a taxable event and the holder thereof will be treated as realizing an amount equal to the sum of (1) the value of the common stock or cash the holder receives, and (2) the amount of the qualified nonrecourse liabilities of Host L.P. allocated to the redeemed OP units. The gain or loss recognized by the holder of OP units is measured by the difference between the amount realized by the holder and the holder’s tax basis in the OP units redeemed (which tax basis includes the amount of the qualified nonrecourse liabilities of Host L.P. allocated to the redeemed OP units). It is possible that the amount of gain and/or the tax liability related thereto that the holder recognizes and pays could exceed the value of the common stock or cash that the holder receives.

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

We are involved in various legal proceedings in the ordinary course of business including, but not limited to, disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. We are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the operating results for such period. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 4.	Mine Safety Disclosures

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 21, 2019. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	80

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

James F. Risoleo President, Chief Executive Officer and Director	63

James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions.  He has served in various capacities with the company including Executive Vice President and Chief Investment Officer, Managing Director of the company's European and West Coast investment activities and culminating in his service as President and Chief Executive Officer beginning in January 2017.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	60	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Michael D. Bluhm Executive Vice President, Chief Financial Officer	50

Michael D. Bluhm joined our company as Executive Vice President and Chief Financial Officer in November 2017. Prior to joining our company, he was a managing director in investment banking at Morgan Stanley and most recently served as head of western region real estate and global head of lodging.

Joanne G. Hamilton Executive Vice President, Human Resources	61

Joanne G. Hamilton joined our company as Executive Vice President, Human Resources in January 2010. Prior to joining our company, she was the Chief Human Resource Officer for Beers & Cutler, an accounting and consulting firm based in Vienna, Virginia from 2007 to 2010.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	46

Nathan S. Tyrrell joined our finance department in 2005.  He became Treasurer in February 2010. In 2015, he was named Managing Director of investment activities for the East Coast and in 2017 he was named Executive Vice President, Chief Investment Officer.

Michael E. Lentz Executive Vice President Development, Design & Construction	55

Michael E. Lentz joined our company in March 2016 as Managing Director, Global Development, Design and Construction. In February 2019 he was promoted to Executive Vice President, Development, Design and Construction. Prior to joining us, Mr. Lentz was Senior Vice President of Global Development for Las Vegas Sands Corp. from 2011 to 2016 and before that was with Walt Disney Imagineering for 20 years, culminating in his service as Vice President of Project Development.

Brian G. Macnamara Senior Vice President, Corporate Controller	59

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

As of February 19, 2019, there were 18,359 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 19, 2019, there were 1,239 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc.’s common stock.

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on Host Inc.’s common stock against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index, the National Association of Real Estate Investment Trust (“NAREIT”) Equity Index and the NAREIT Lodging Index. The graph assumes an initial investment of $100 in Host Inc.’s common stock and in each of the indexes, and also assumes the reinvestment of dividends.

Comparison of Five-Year Cumulative Stockholder Returns 2013 – 2018

	2013	2014	2015	2016	2017	2018
Host Hotels & Resorts, Inc.	$100.00	$126.21	$85.19	$110.22	$121.18	$106.45
NAREIT Equity Index (1)	$100.00	$128.03	$131.64	$143.00	$155.41	$149.12
S&P 500 Index	$100.00	$113.70	$115.28	$129.06	$157.24	$150.34
NAREIT Lodging Index (1)	$100.00	$132.50	$100.14	$124.52	$133.45	$116.34

(1)

Beginning in 2019, the NAREIT Lodging Index will be used by our Compensation Policy Committee instead of the NAREIT Equity Index to determine a portion of our executive compensation that is based on our total stockholder return performance relative to the index. Due to this change, we intend to use the NAREIT Lodging Index as the comparative index going forward and discontinue the use of the NAREIT Equity Index.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2018 Host Inc. Purchases of Equity Securities

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in 2017 or 2018.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2018 – October 31, 2018	—	—	—	$$500
November 1, 2018 – November 30, 2018	—	—	—	$500
December 1, 2018 – December 31, 2018	—	—	—	$500
Total	—	—	—

Fourth Quarter 2018 Host Inc. Sales of Unregistered Securities

Set forth in the table below is information relating to shares of Host Inc. common stock issued in exchange for OP units redeemed by the holders. All the shares were issued pursuant to the private placement exemption provided by Section 4(2) of the Securities Act. The number of shares issued was based on the current conversion factor of 1.021494 common shares per OP unit.

	Date of Issuance	Host L.P. OP units redeemed	Host Inc. Common Shares Issued
Cristo Rey St. Martin College Prep	October 10, 2018	50,550	51,636
Vanguard Charitable Endowment Program	October 17, 2018	147,270	150,435
Northwestern Memorial Healthcare	October 24, 2018	87,320	89,196
Loyola University of Chicago	November 19, 2018	97,000	99,084
Tsinghua Education Foundation NA	December 17, 2018	18,380	18,775
Loyola University of Chicago	December 27, 2018	4,110	4,198

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 19, 2019 was 1,239. The number of outstanding common OP units as of February 19, 2019 was 732,359,445 of which 724,900,679 were owned by Host Inc.

Fourth Quarter 2018 Host L.P. Purchases of Equity Securities

Period	Total Number of OP Units Purchased	Average Price Paid Per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

October 1, 2018 — October 31, 2018	285,519	1.021494 shares of Host Inc. Common Stock	—	—
November 1, 2018 — November 30, 2018	107,981	1.021494 shares of Host Inc. Common Stock	—	—
December 1, 2018 — December 31, 2018	22,490	1.021494 shares of Host Inc. Common Stock	—	—
Total	415,990		—	—

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, Inc. for the five years ended December 31, 2018 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,524	$5,387	5,430	$5,350	$5,321
Net income	1,151	571	771	565	741
Net income attributable to Host Hotels & Resorts, Inc.	1,087	564	762	558	732
Earnings per common share:
Basic earnings per common share	1.47	.76	1.03	.74	.97
Diluted earnings per common share	1.47	.76	1.02	.74	.96
Dividends declared per common share	.85	.85	.85	.80	.75
Balance Sheet Data:
Total assets	$12,090	$11,693	$11,408	$11,656	$12,043
Debt	3,837	3,954	3,649	3,867	3,807

Item 6.	Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, L.P. for the five years ended December 31, 2018 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2018	2017	2016	2015	2014
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,524	$5,387	$5,430	$5,350	$5,321
Net income	1,151	571	771	565	741
Net income attributable to Host Hotels & Resorts, L.P.	1,099	571	771	565	741
Earnings per common unit:
Basic earnings per common unit	1.50	.78	1.05	.76	.99
Diluted earnings per common unit	1.50	.78	1.05	.76	.99
Distributions declared per common unit	.868	.868	.868	.817	.766
Balance Sheet Data:
Total assets	$12,090	$11,693	$11,408	$11,656	$12,043
Debt	3,837	3,954	3,649	3,867	3,807

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2018. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotel properties. As of February 21, 2019, we own 93 hotels in the United States and internationally and have minority ownership interests in an additional 10 hotels through joint ventures in the United States and the Asia/Pacific region. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 58%, 36%, and 6%, respectively, of our 2018 room sales. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than trends in leisure demand. For a discussion of our customer categories, see “ – Our Customers”.

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

Operations from our domestic portfolio account for approximately 98% of our total revenues and 2% relate to our international hotels. The following table presents the components of our hotel revenue as a percentage of our total revenue:

		% of 2018 Revenues
•	Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	64%

•	Food and beverage revenue. Food & beverage revenue consists of revenue from group functions, which may include banquet revenue and audio and visual revenue, as well as outlet revenue from the restaurants and lounges at our properties.	29%

•	Other revenue. Occupancy, the nature of the property (e.g., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as attrition and cancellation fees, parking, golf course, spa, entertainment and other guest services. This category also includes other rental revenue.	7%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2018 Operating Costs and Expenses
•	Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	18%

•	Food and beverage expense. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenue. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	22%

•	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenue, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	26%

•	Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain thresholds.	5%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	8%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotels and the amounts of historical capital expenditures.	19%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 57% of our rooms, food and beverage, and other departmental and support expenses.

Key Performance Indicators. The following key performance indicators are commonly used in the hospitality industry:

•	hotel occupancy is a volume indicator based on the percentage of available room nights that are sold;
•	average daily rate (“ADR”) is a price indicator calculated by dividing rooms revenue by the number of rooms sold;
•

revenue per available room (“RevPAR”) is used to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage, parking, or other guest service revenues generated by the hotel. Although RevPAR does not include these ancillary revenues, it is considered a key indicator of core revenues for many hotels; and

•

total revenue per available room (“Total RevPAR”) is a summary measure of hotel results calculated by dividing the sum of rooms, food and beverage and other ancillary service revenue by room nights available to guests for the period.  It includes ancillary revenues that are not included in the calculation of RevPAR.

RevPAR changes that are driven by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven by average room rate. For example, increases in occupancy at a hotel will lead to increases in rooms revenues and ancillary revenues, such as food and beverage revenue, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, will not result in additional room-related costs, except those charged as a percentage of revenue. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than do changes in RevPAR caused by occupancy levels.

In discussing our operating results, we present RevPAR and certain other financial data on a comparable hotel basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared and which operations have been included in our consolidated results. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage or large scale capital improvements. We also present

RevPAR separately for our comparable consolidated domestic and international (both on a nominal and constant dollar basis) hotels. We provide RevPAR results in constant currency due to the consolidated properties we have internationally and the effect that exchange rates have on our reporting. We use constant currency because we believe it is useful to investors as it provides clarity on how the hotels are performing in their local markets. For all other measures (net income, operating profit, EBITDA, FFO, etc.), our discussion refers to nominal US$, which is consistent with our financial statement presentation under U.S. generally accepted accounting principles (“GAAP”).

We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:

•

NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as supplemental measures of company-wide profitability. NAREIT adopted FFO to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, acquisition costs and litigation gains or losses outside the ordinary course of business.

•

Comparable Hotel EBITDA. Hotel EBITDA measures property-level results before debt service, depreciation and corporate expenses (as this is a property level measure) and is a supplemental measure of aggregate property-level profitability. We use Hotel EBITDA and associated margins to evaluate the profitability of our comparable hotels.

•

EBITDA, EBITDAre and Adjusted EBITDAre. Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is a supplemental measure of our operating performance and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. NAREIT adopted EBITDA for real estate (“EBITDAre”) in order to promote an industry-wide measure of REIT operating performance. We also adjust EBITDAre for property insurance gains, acquisition costs and litigation gains or losses outside the ordinary course of business (“Adjusted EBITDAre”).

Summary of 2018 Operating Results

The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the three years ended December 31, 2018 (in millions, except per share and hotel statistics):

Historical Income Statement Data:

			Change			Change
	2018	2017	2017 to 2018		2016	2016 to 2017
Total revenues	$5,524	$5,387	2.5%		$5,430	(0.8)%
Net income	1,151	571	101.6%		771	(25.9)%
Operating profit	530	676	(21.6)%		684	(1.2)%
Operating profit margin under GAAP	9.6%	12.5%	(290	bps)	12.6%	(10	bps)
EBITDAre	$1,562	$1,510	3.4%		$1,483	1.8%
Adjusted EBITDAre	$1,562	$1,510	3.4%		$1,482	1.9%

Diluted earnings per share	$1.47	$.76	93.4%		$1.02	(25.5)%
NAREIT FFO per diluted share	1.77	1.68	5.4%		1.69	(0.6)%
Adjusted FFO per diluted share	1.77	1.69	4.7%		1.69	—

Comparable Hotel Data:

	2018 Comparable Hotels (1)				2017 Comparable Hotels (1)
			Change				Change
	2018	2017	2017 to 2018		2017	2016	2016 to 2017
Comparable hotel revenues	$4,714	$4,603	2.4%		$4,840	$4,808	0.7%
Comparable hotel EBITDA	1,356	1,296	4.6%		1,348	1,334	1.0%
Comparable hotel EBITDA margin	28.8%	28.2%	60	bps	27.85%	27.75%	10	bps
Change in comparable hotel RevPAR - Constant US$ (2)	2.0%				1.3%
Change in comparable hotel RevPAR - Nominal US$ (2)	1.9%				1.4%
Change in comparable domestic RevPAR	1.8%				1.7%
Change in comparable international RevPAR - Constant US$ (2)	11.2%				(12.2)%
___________

(1)

Comparable hotel operating statistics for 2018 and 2017 are based on 85 comparable hotels as of December 31, 2018, while the comparable hotel operating statistics for 2017 and 2016 are based on 87 comparable hotels as of December 31, 2017.

(2)	For a discussion of our constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Revenues

Total revenue improved $137 million, or 2.5%, compared to 2017, driven by the growth in comparable revenues of $111 million, or 2.4%. The growth was reflected in all our revenue categories, as rooms, food and beverage (“F&B”) and other revenues increased 1.6%, 3.5% and 7.4%, respectively. In 2018, on a constant US$ basis, RevPAR at our comparable hotels increased 2.0% compared to 2017, representing the ninth consecutive year of positive RevPAR growth. Room rates improved 1.2% on a constant US$ basis and occupancy improved 60 basis points to 79.6%. Food and beverage revenues increased 3.5% for 2018 as comparable hotel food and beverage revenues increased 2.5%, driven by strong banquet and audio/visual sales. The comparable hotel other revenues growth of 8% was driven by an increase in resort and destination fees. For 2018, acquisition and disposition activity did not significantly affect year-over-year comparisons. The acquisition of three hotels in March 2018 largely was offset by the sale of eight hotels in 2017 and 2018 and resulted in an increase in total revenues on a net basis of $18 million, or 0.3%, in 2018 (see “Statement of Operations Results and Trends”).

Our San Francisco and Maui/Oahu markets were catalysts for the RevPAR improvement in 2018, with Comparable RevPAR increases of 8.7% and 5.7%, respectively. Increased demand in both markets from strong city-wide group business allowed the managers to strengthen transient rate. Our Miami properties led the portfolio in 2018 with a 9.1% increase in RevPAR as 2017 results were impacted by Hurricane Irma. RevPAR at our Chicago properties increased 2.7%, as an increase in average rate was partially offset by a decline in occupancy. Our San Diego market was in line with the portfolio average, with a RevPAR increase of 2.2%, as a strong increase in the fourth quarter of 11.7% offset a slight RevPAR decline through the first three quarters of the year. An increase in group business at our Boston properties, partially offset by a slight decline in transient room nights, led to a 1.1% increase in RevPAR in 2018. Our Washington, D.C. (Central Business District “CBD”) and Atlanta properties experienced declines of 6.5% and 3.9%, respectively, reflecting decreases in group business in both markets. Our New York properties also lagged the portfolio with a 0.9% increase, as improvements due to the growth in city-wide demand were constrained due to increases in supply.

On a constant US$ basis, RevPAR for our comparable consolidated international hotels increased 11.2% in 2018, led by a 14.1% increase in RevPAR at our properties in Canada. RevPAR at our properties in Brazil increased 3.8%, reflecting an increase in transient room nights and group rate.

Operating Profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) decreased 290 basis points for 2018. This decline was due to $260 million of impairment expense recorded on four hotels during the year compared to $43 million recorded in 2017. Operating profit margins under GAAP also are affected significantly by several items, including dispositions, depreciation, and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, increased 60 basis points to 28.8%. The improvement in comparable hotel EBITDA margins was driven by strong food and beverage profitability, continued improvements in operating efficiencies and higher ancillary revenues, partially offset by rooms department wage and benefit growth.

Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income for Host Inc. increased $580 million in 2018 to $1,151 million due primarily to a $794 million increase in gains on dispositions, partially offset by an increase of $217 of impairment expense in 2018. Adjusted EBITDAre, which excludes, among other items, gain on sale of assets and impairment expense, increased $52 million to $1,562 million, reflecting improvements in operations. These results led to an increase in diluted earnings per common share for Host Inc. of 93.4% to $1.47. Adjusted FFO per Diluted Share, which excludes gain on dispositions and other real estate transactions, including depreciation and impairment, increased $0.08, or 4.7%, in 2018.

The trends and transactions described above for Host Inc. affected Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

2019 Outlook

While economic activity remains strong heading into 2019, downside risks have increased in recent months. Consensus estimates anticipate real GDP growth of 2.5%, implying growth above the long-term trend, albeit at a slight deceleration from 2018 growth of 2.9%. Similarly, business investment is anticipated to continue increasing above the long-term trend rate, with some deceleration from last year. These economic indicators, coupled with strong consumer confidence and a robust labor market, have the potential to buoy the corporate and leisure transient travel segments. However, recent stock market volatility, an anticipated deceleration in corporate profit growth in the U.S., and fears of an international economic slowdown could cause a downward shift in consumer and business confidence. Specifically, political and trade uncertainty, such as U.S./China trade disputes and Great Britain’s exit from the European Union could impact lodging demand.

At the same time, industry supply growth is expected to accelerate slightly in 2019. Current supply growth is above the long-term average, but below historical peak levels. Some of our markets, such as New York and Houston, have experienced above-average supply growth which has made it more challenging for our operators to grow average rates. Therefore, while we have noted positive economic indicators for overall lodging demand, supply growth and economic uncertainty are expected to constrain overall RevPAR growth for our portfolio.

The net result of these trends means that we anticipate that we will continue to experience high levels of occupancy in 2019; however, rate growth is expected to continue to be restricted. Additionally, disruption due to the Marriott International transformational capital projects discussed below is anticipated to reduce comparable hotel RevPAR by approximately 45 basis points in 2019 (in addition to disruptions at our non-comparable hotels). However, the estimated effect to earnings caused by these expenditures is offset by Marriott’s operating profit guarantees. As a result of these trends, we expect RevPAR growth for our comparable hotels on a constant dollar basis of between 0.0% and 2.0% for the full year 2019. Additionally, comparisons between our 2018 and 2019 results will be affected by changes in our portfolio due to acquisitions and dispositions.

As noted above, the current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See Part I Item 1A. “Risk Factors.”

Strategic Initiatives

Acquisitions. On March 29, 2018, we acquired the 301-room Andaz Maui at Wailea Resort, 668-room Grand Hyatt San Francisco, and 454-room Hyatt Regency Coconut Point Resort and Spa for $1 billion. The hotels are owned on a fee simple basis and will continue to be Hyatt-branded and managed by Hyatt pursuant to long-term management agreements.

On February 14, 2019, we acquired the 429-room 1 Hotel South Beach for $610 million. The resort is the centerpiece of a mixed-use complex that features an additional 155 luxury condominium units whose owners may participate in a rental program through the resort. The resort features over 600 linear feet of direct beach access, 160,000 square feet of meeting space, eight food and beverage outlets, spa, gym, four elevated pools with ocean views and 23,000 square feet of luxury retail space.

Dispositions. We completed the sale of five assets for proceeds of approximately $977 million, including the sale of the Westin New York Grand Central, subsequent to year end, for $302 million, including approximately $20 million of FF&E replacement funds that will be retained by us. We also completed the sale of the New York Marriott Marquis retail and theater commercial units and related signage areas of the hotel (the “Retail”) to Vornado Realty for a sale price of $442 million.

On December 21, 2018 we sold our 33% interest in the European joint venture (“Euro JV”) to our partners. The gross asset value of our interest was approximately €700 million ($800 million). After accounting for joint venture level debt, net proceeds were approximately €435 million ($496 million). We used a portion of the proceeds to repay our Euro denominated draw on the credit facility of approximately €207 million ($237 million). Following the sale of our interest in the Euro JV and the September 2018 sale of the JW Marriott Hotel Mexico City, we largely have exited international markets, as our remaining international hotels now represent approximately 1.5% of our revenues.

For 2019, we intend to continue our disciplined approach to capital allocation to strengthen our portfolio and deliver stockholder value through multiple levers. These levers may include, over time, acquiring assets, investing in our portfolio, buying back stock (depending on market conditions) or returning capital through a meaningful quarterly dividend. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value. At the same time, we will opportunistically sell hotels when market conditions permit, including the pursuit of exiting our remaining international markets to focus on our domestic portfolio. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.

Financing transactions. During the year, we had net repayments of $102 million under the revolver portion of our credit facility. We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. At December 31, 2018, our weighted average interest rate is 4.4% and our weighted average debt maturity is 4.2 years. We have a debt balance of $3.8 billion and a balanced maturity schedule wherein not more than 22% of our outstanding debt, representing 4% of our U.S. GAAP gross asset value, is due in any given year. We have no debt maturities until 2020.

For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see “Note 5.  Debt” in the Notes to Consolidated Financial Statements.

Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2018, we spent approximately $474 million on capital expenditures, of which $200 million represented return on investment (“ROI”) capital expenditures and $274 million represented renewal and replacement projects.

For 2019, we expect capital expenditures of $550 million to $625 million, which includes $225 million of brand reinvestment projects associated with the agreement with Marriott International discussed below. This total spend consists of $315 million to $350 million of ROI projects and $235 million to $275 million of renewal and replacement projects.

In collaboration with Marriott International, we initiated a transformational brand reinvestment plan in 2018 on 17 properties that is expected to occur over a four-year period. We believe these investments will make these assets more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. To accelerate this process, we agreed to invest amounts in excess of the FF&E reserves required under our management agreements, or approximately an average of $175 million per year, which amounts are included in the forecast range of 2019 expenditures reflected above. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of $84 million over the four years to offset expected business disruption.

Dividends. During 2018, Host Inc.’s Board of Directors declared dividends of $0.85 per share with respect to Host Inc.’s common stock. Accordingly, Host L.P. made distributions of $0.8682699 per unit with respect to its common OP units for 2018. On February 19, 2019, the Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend will be paid on April 15, 2019, to stockholders of record on March 29, 2019. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

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

Results of Operations

The following table reflects certain line items from our audited consolidated statements of operations for the three years ended December 31, 2018 (in millions, except percentages):

			Change		Change
	2018	2017	2017 to 2018	2016	2016 to 2017
Total revenues	$5,524	$5,387	2.5%	$5,430	(0.8)%
Operating costs and expenses:
Property-level costs (1)	4,897	4,627	5.8	4,655	(0.6)
Corporate and other expenses	104	98	6.1	106	(7.5)
Gain on insurance and business interruption settlements	7	14	(50.0)	15	(6.7)
Operating profit	530	676	(21.6)	684	(1.2)
Interest expense	176	167	5.4	154	8.4
Gain on sale of assets	902	108	735.2	253	(57.3)
Provision for income taxes	150	80	87.5	40	100.0

Host Inc.:
Net income attributable to non- controlling interests	64	7	814.3	9	(22.2)
Net income attributable to Host Inc.	1,087	564	92.7	762	(26.0)

Host L.P.:
Net income attributable to non- controlling interests	52	—	N/M	—	—
Net income attributable to Host L.P.	1,099	571	92.5	771	(25.9)

(1)	Amounts represent total operating costs and expenses from our consolidated statements of operations, less corporate and other expenses and the gain on insurance and business interruption settlements.

N/M = Not Meaningful

Statement of Operations Results and Trends

For 2018 and 2017, the results of hotels acquired or sold during the comparable periods impacted year-over-year comparisons. Our operations were affected by the disposition of four hotels in 2018, four hotels in 2017 and ten hotels in 2016, as well as the sale of the New York Marriott Marquis Retail in 2018. These dispositions were offset by the acquisition of five hotels during this timeframe: Andaz Maui At Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa acquired in March 2018, the W Hollywood acquired in March 2017, and The Don CeSar acquired in February 2017. The table below presents the net (reduction)/increase of revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	2018	2017	Net (reduction)/increase 2017 to 2018	2016	Net (reduction)/increase 2016 to 2017
Total Revenues:
Acquisitions	$272	$90	$182	$—	$90
Dispositions	84	248	(164)	453	(205)
Total Revenues	$356	$338	$18	$453	$(115)
Net income (excluding gain on sale):
Acquisitions	$34	$15	$19	$—	$15
Dispositions	(19)	(24)	5	45	$(69)
Net income (excluding gain on sale)	$15	$(9)	$24	$45	$(54)

The following table presents revenues in accordance with GAAP and includes both comparable and non-comparable hotels for the three years ended December 31, 2018 (in millions, except percentages):

			Change		Change
	2018	2017	2017 to 2018	2016	2016 to 2017
Revenues:
Rooms	$3,547	$3,490	1.6%	$3,492	(0.1)%
Food and beverage	1,616	1,561	3.5	1,599	(2.4)
Other	361	336	7.4	339	(0.9)
Total revenues	$5,524	$5,387	2.5	$5,430	(0.8)

Rooms. Total rooms revenues increased $57 million, or 1.6%, in 2018 and decreased $2 million, or 0.1%, in 2017. This activity reflects an increase at our comparable hotels of $58 million, or 1.9%, in 2018, and $36 million, or 1.1%, in 2017, driven by increases in both occupancy and rate. This was offset by a decrease of $3 million, or 0.1%, in 2018 and $66 million, or 1.9%, in 2017 because of Property Transactions.

Food and beverage. Total F&B revenues increased $55 million, or 3.5%, in 2018, and decreased $38 million, or 2.4%, in 2017. For our comparable hotels, F&B revenues increased $33 million, or 2.5%, and decreased $13 million, or 0.9%, respectively, for 2018 and 2017, as banquet and audio/visual revenues increased 3.2% in 2018 and decreased 1.4% in 2017. Results in 2017 also were impacted negatively by Hurricanes Harvey and Irma. Year-over-year comparisons also reflect a net increase of $18 million, or 1.1%, for 2018 and a net decrease of $41 million, or 2.6%, for 2017 because of Property Transactions.
Other revenues. Total other revenues increased $25 million, or 7.4%, in 2018 and decreased $3 million, or 0.9%, in 2017. For our comparable hotels, other revenues increased $20 million, or 8.0%, in 2018, and $9 million, or 3.2%, in 2017, primarily driven by an increase in amenity fees and, for 2017, additional rental income from the New York Marriott Marquis retail space. The net effect of our Property Transactions increased other revenues $4 million, or 1.2%, in 2018 and decreased other revenues $9 million, or 2.6%, in 2017.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels for the three years ended December 31, 2018 (in millions, except percentages):

			Change		Change
	2018	2017	2017 to 2018	2016	2016 to 2017
Expenses:
Rooms	$918	$899	2.1%	$893	0.7%
Food and beverage	1,103	1,071	3.0	1,114	(3.9)
Other departmental and support expenses	1,302	1,273	2.3	1,306	(2.5)
Management fees	243	239	1.7	236	1.3
Other property-level expenses	387	394	(1.8)	382	3.1
Depreciation and amortization	944	751	25.7	724	3.7
Total property-level operating expenses	$4,897	$4,627	5.8	$4,655	(0.6)

Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expense is affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense correlates closely with food and beverage revenue and is affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for room, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 57% of these expenses in any year. During 2018 and 2017, these expenses increased approximately 2% and 1%, respectively, in part due to ongoing impacts of general wage and labor costs increases. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.

Rooms. Rooms expense increased $19 million, or 2.1%, during 2018, reflecting the increase at our comparable properties of $18 million, or 2.4%, which was due to higher wages and benefits expenses. In 2017, rooms expense increased $6 million, or 0.7%, reflecting the increase at our comparable properties of $17 million, or 2.1%, because of overall growth in wage rates, partially offset by a net decrease of $17 million, or 1.9%, due to Property Transactions. The net effect of Property Transactions in 2018 was negligible.

Food and beverage. The increase in F&B expenses of $32 million, or 3.0%, in 2018 and the decrease of $43 million, or 3.9%, in 2017 reflect the year-over-year increase of $16 million, or 1.8%, and year-over-year decrease of $18 million, or 1.8%, in comparable F&B expenses in 2018 and 2017, respectively. The changes are consistent with the changes in F&B revenues in 2018 and 2017. Overall, F&B hourly productivity improved in both 2018 and 2017, resulting in declines in F&B costs as a percentage of revenues. The net effect of our Property Transactions increased F&B expenses by $14 million, or 1.3%, in 2018 and decreased F&B expenses by $28 million, or 2.5%, in 2017.

Other departmental and support expenses. Other departmental and support expenses increased $29 million, or 2.3%, and decreased $33 million, or 2.5%, in 2018 and 2017, respectively. On a comparable hotel basis, other departmental and support expenses increased $11 million, or 1%, and $3 million, or 0.3%, for 2018 and 2017, respectively. For 2018, the increase primarily reflects increases in general and administrative and sales and marketing costs, offset by decreases in information and technology expenses. The decrease in 2017 primarily reflects the impact of Property Transactions, as other departmental and support expenses for our comparable properties increased 0.3%. The net effect of our Property Transactions increased other departmental expenses by $10 million, or 0.8%, in 2018 and decreased them by $39 million or 3.0%, in 2017.

Management fees. Total management fees increased $4 million, or 1.7%, and $3 million, or 1.3%, for 2018 and 2017, respectively. At our comparable hotels, base management fees, which are calculated as a percentage of total revenues, increased $2 million, or 1.7%, in 2018 and decreased $1 million, or 0.5%, in 2017. Incentive management fees, generally which are based on the amount of operating profit at each property after we receive a priority return on our investment, increased $8 million, or 11.2%, in 2018 and $5 million, or 7.0%, in 2017 at our comparable hotels. The increase in incentive management fees at our comparable hotels reflects the improvements in hotel operations.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $7 million, or 1.8%, in 2018, and increased $12 million, or 3.1%, in 2017. Other property-level expenses at our comparable hotels decreased $4 million, or 1.3%, and increased $11 million, or 3.2%, for 2018 and 2017, respectively. Other property-level expenses were reduced in 2018 by a one-time distribution related to the sale of Marriott’s centralized buying services, property tax rebates and guarantee payments under our reinvestment plan with Marriott. The increase in 2017 reflects an increase in property taxes and ground rent, partially offset by a decline in insurance expense.

Depreciation and amortization. Depreciation and amortization expense increased $193 million, or 25.7%, to $944 million in 2018 and increased $27 million, or 3.7%, to $751 million in 2017. The increase in 2018 is due to impairment expense of $260 million on four properties during the year, while the increase in 2017 is due to impairment expense of $43 million at one property.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2018	2017	2016
General and administrative costs	90	87	94
Non-cash stock-based compensation expense	14	11	12
Total	$104	$98	$106

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. In 2018, corporate and other expenses include costs associated with a significant transformation of our corporate information systems platform. These costs are expected to extend into 2019. The 2016 corporate and other expenses include approximately $10 million of severance costs paid to our prior chief executive officer.

Gain on insurance and business interruption settlements. In 2018, we received $7 million of business interruption insurance proceeds related to Hurricane Irma that occurred in the third quarter of 2017. For 2017, we received $13 million of business interruption insurance proceeds, which includes proceeds related to Hurricane Irma and proceeds related to the 2010 Deepwater Horizon oil spill for disruption at several of our Florida gulf coast properties. In 2016, we received $12 million of business interruption insurance proceeds for the disruption of operations at the New Orleans Marriott caused by the 2010 Deepwater Horizon oil spill.

Interest expense. Interest expense increased $9 million, or 5.4%, in 2018 as compared to 2017, due to an increase in interest rates on our floating rate debt, and a full year of interest expense on the Series G Senior Notes issued in March 2017. Interest expense increased $13 million, or 8.4%, in 2017, due to the issuance of the Series G Senior Notes. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2018	2017	2016
Cash interest expense(1)	$169	$159	$147
Non-cash interest expense	7	7	7
Cash debt extinguishment costs(1)	—	1	—
Total interest expense	$176	$167	$154

(1)

Total cash interest expense paid was $171 million, $158 million, and $144 million in 2018, 2017, and 2016, respectively, which includes an increase (decrease) due to the change in accrued interest of $2 million, $(2) million, and $(3) million for 2018, 2017, and 2016, respectively.

Gain on sale of assets. The following table presents the gains recognized on the sale of assets (in millions):

	Year ended December 31,
	2018	2017	2016
Euro JV	$238	$—	$—
New York Marriott Marquis Retail	386	—	—
JW Marriott Hotel Mexico City	163	—	—
Key Bridge Marriott	119	—	—
JW Marriott Desert Springs Resort & Spa	—	14	—
Sheraton Memphis Downtown	—	27	—
Hilton Melbourne South Wharf	—	49	—
Sheraton Indianapolis Hotel at Keystone Crossing	—	9	—
San Diego Marriott Mission Valley	—	—	47
Manhattan Beach Marriott	—	—	48
Sheraton Santiago Hotel & Convention Center and San Cristobal Tower, Chile	—	—	19
Atlanta Marriott Perimeter Center	—	—	39
Seattle Airport Marriott	—	—	69
Four hotels in New Zealand	—	—	21
The Ritz-Carlton San Francisco (1)	—	—	4
Maui Timeshare land (2)	1	2	2
Chicago Marriott O'Hare commercial land	—	4	—
Other	(5)	3	4
	$902	$108	$253

(1)	Represents the recognition of previously deferred gains related to the 2012 sale of The Ritz-Carlton San Francisco.
(2)	Represents amortization of the previously deferred gain related to the land contributed to the Maui JV.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The tax provision in 2018 primarily reflects approximately $32 million of Mexico corporate income tax on the sale of the JW Marriott Hotel Mexico City and approximately $77 million of U.S. and state capital gain tax on the sale of our interest in the Euro JV and the sale of the New York Marriott Marquis Retail. Approximately 48% of the Mexican corporate income tax reflects amounts related to our minority partner and is offset in net income attributable to non-controlling interests. The 2018 tax provision on the profit from hotel operations was significantly less than in 2017 due to the U.S. corporate income tax rate reduction from 35% to 21% that was effective for 2018. The tax provision in 2017 primarily reflects $17 million of capital gain tax on the sale of our hotel in Australia, the reduction of certain deferred tax assets because of the Tax Cuts and Jobs Act passed in December 2017 in the amount of $11 million and an increase in domestic corporate income taxes resulting from increased profitability of hotel operations retained by the TRS.

Comparable Hotel Sales Overview

While management evaluates the performance of each individual hotel against its competitive set in a given market, we also evaluate our overall portfolio operating results by geographic location and by mix of business (i.e. transient, group or contract). As of December 31, 2018, 85 of our 93 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels.

2018 Compared to 2017

Comparable Hotel Sales by Location.

The following table sets forth performance information for our comparable hotels by location as of December 31, 2018 and 2017:

Comparable Hotels by Location in Constant US$(1)

	As of December 31, 2018		Year ended December 31, 2018			Year ended December 31, 2017
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$361.68	90.3%	$326.71	$340.98	90.7%	$309.15	5.7%
Jacksonville	1	446	364.02	74.0	269.32	349.70	71.0	248.28	8.5
New York	4	5,033	295.09	87.7	258.87	288.79	88.8	256.52	0.9
Seattle	2	1,315	240.44	83.5	200.65	232.84	83.7	194.80	3.0
Washington, D.C. (CBD)	5	3,238	245.96	80.4	197.70	257.16	82.2	211.42	(6.5)
Boston	4	3,185	236.41	81.6	192.99	234.25	81.5	190.88	1.1
San Diego	4	4,341	231.68	82.5	191.10	227.31	82.3	187.01	2.2
San Francisco/San Jose	5	2,353	229.16	82.6	189.38	221.03	78.8	174.22	8.7
Los Angeles	3	1,421	212.89	88.8	189.01	218.15	89.0	194.24	(2.7)
Philadelphia	2	810	209.57	85.0	178.20	199.69	82.4	164.54	8.3
Florida Gulf Coast	2	593	245.73	71.9	176.76	233.20	74.5	173.67	1.8
Chicago	6	2,392	204.10	78.9	161.11	197.52	79.4	156.83	2.7
Phoenix	4	1,518	211.72	74.4	157.60	206.51	73.9	152.54	3.3
Orange County	4	1,429	188.11	79.6	149.79	188.85	79.2	149.51	0.2
New Orleans	1	1,333	181.73	80.1	145.64	175.51	77.0	135.13	7.8
Atlanta	5	1,936	185.91	77.9	144.75	195.60	77.0	150.69	(3.9)
Northern Virginia	5	1,919	185.99	75.8	140.90	184.14	75.0	138.11	2.0
San Antonio	2	1,513	187.32	74.4	139.40	181.55	72.2	131.01	6.4
Orlando	1	2,004	184.98	70.4	130.17	179.30	70.1	125.62	3.6
Miami	2	843	160.37	80.4	128.90	157.48	75.0	118.14	9.1
Houston	4	1,716	176.25	72.3	127.50	178.11	72.1	128.50	(0.8)
Denver	3	1,340	166.34	75.1	124.93	164.30	75.0	123.19	1.4
Other	8	3,596	168.08	73.9	124.26	166.34	72.8	121.10	2.6
Domestic	80	45,956	225.20	80.0	180.19	222.39	79.6	176.95	1.8

International	5	1,499	158.60	66.2	105.06	154.85	61.0	94.45	11.2
All Locations - Constant US$	85	47,455	223.45	79.6	177.82	220.74	79.0	174.35	2.0

Comparable Hotels in Nominal US$
	As of December 31, 2018		Year ended December 31, 2018			Year ended December 31, 2017
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	5	1,499	$158.60	66.2%	$105.06	$161.46	61.0%	$98.48	6.7%
Domestic	80	45,956	225.20	80.0	180.19	222.39	79.6	176.95	1.8
All Locations	85	47,455	223.45	79.6	177.82	220.90	79.0	174.47	1.9

(1)	For a discussion of constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Hotel Sales by Business Mix.

The majority of our customers fall into three broad categories:  transient, group and contract business. The information below is derived from business mix results from 85 comparable hotels for which 2018 and 2017 business mix information is available. In 2018, overall revenue growth for our comparable hotels was driven by increases in transient, group and contract revenue of 1.2%, 1.7% and 11.8%, respectively. The increase in group revenue was driven by a 0.6% increase in room nights sold and a 1.1% increase in group average rate. Contract business average rate increased 4.0% and room nights sold increased 7.5%, reflecting additional airline contracts. While contract revenues only represent 6% of our revenues, we continue to work with operators to secure airline contracts at hotels or in markets where new supply or demand concerns warrant negotiating multi-year airline contracts. Transient revenues increased 1.2% compared to the prior year, primarily due to a 1.1% increase in transient average rate, benefiting from a positive mix shift to higher-rated business.

2017 Compared to 2016

Comparable Hotel Sales by Location.

As of December 31, 2017, 87 of our 94 owned hotels were classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of 87 comparable hotels. The following table sets forth performance information for our comparable hotels by geographic location as of December 31, 2017 and 2016:

Comparable Hotels by Location in Constant US$(1)

	As of December 31, 2017		Year ended December 31, 2017			Year ended December 31, 2016
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$340.98	90.7%	$309.15	$330.98	90.6%	$299.86	3.1%
Florida Gulf Coast	3	1,043	362.53	71.4	258.86	360.91	71.4	257.54	0.5
New York	6	6,000	292.24	88.5	258.67	297.49	88.2	262.33	(1.4)
San Francisco/San Jose	4	2,912	259.12	83.1	215.30	261.08	83.2	217.23	(0.9)
Jacksonville	1	446	349.70	71.0	248.28	337.37	71.5	241.38	2.9
Washington, D.C. (CBD)	5	3,238	257.16	82.2	211.42	244.72	81.5	199.37	6.0
Boston	4	3,185	234.25	81.5	190.88	231.16	80.2	185.42	2.9
Philadelphia	2	810	199.69	82.4	164.54	208.55	73.6	153.58	7.1
Chicago	6	2,392	197.52	79.4	156.83	203.33	77.4	157.43	(0.4)
Los Angeles	3	1,414	218.15	89.0	194.24	211.73	89.5	189.44	2.5
Seattle	2	1,315	232.84	83.7	194.80	221.43	78.7	174.27	11.8
Atlanta	5	1,939	195.60	77.0	150.69	193.33	78.0	150.86	(0.1)
Phoenix	4	1,518	206.51	73.9	152.54	211.64	68.3	144.50	5.6
San Diego	3	2,981	216.93	82.0	177.82	206.98	84.2	174.35	2.0
New Orleans	1	1,333	175.51	77.0	135.13	179.79	76.5	137.53	(1.7)
Denver	2	735	179.96	79.0	142.20	179.94	73.5	132.25	7.5
Houston	4	1,716	178.11	72.1	128.50	178.43	73.4	130.96	(1.9)
Miami	2	843	157.48	75.0	118.14	157.15	84.6	132.92	(11.1)
Orange County	4	1,429	188.85	79.2	149.51	191.92	76.7	147.25	1.5
Northern Virginia	6	2,502	179.18	75.3	134.88	171.96	74.1	127.49	5.8
San Antonio	2	1,513	181.55	72.2	131.01	177.04	70.1	124.08	5.6
Orlando	1	2,004	179.30	70.1	125.62	175.58	69.6	122.17	2.8
Other	8	3,596	166.34	72.8	121.10	166.38	72.2	120.11	0.8
Domestic	81	46,546	228.89	79.8	182.76	227.06	79.1	179.70	1.7

International	6	1,811	179.64	62.9	113.05	201.66	63.9	128.79	(12.2)
All Locations - Constant US$	87	48,357	227.42	79.2	180.14	226.28	78.6	177.79	1.3

Comparable Hotels in Nominal US$
	As of December 31, 2017		Year ended December 31, 2017			Year ended December 31, 2016
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	6	1,811	$179.64	62.9%	$113.05	$195.31	63.9%	$124.73	(9.4)%
Domestic	81	46,546	228.89	79.8	182.76	227.06	79.1	179.70	1.7
All Locations - Nominal US$	87	48,357	227.42	79.2	180.14	226.09	78.6	177.64	1.4

(1)	For a discussion of constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Hotel Sales by Business Mix.

The information below is derived from business mix results from 87 comparable hotels for which 2017 and 2016 business mix information is available. In 2017, overall revenue growth was driven by increases in transient and contract revenue of 0.8% and 16.2%, respectively. The increase in transient revenue was driven by an increase in room nights sold of 0.8% while transient average rate remained consistent with 2016. Contract business benefited from a 15.9% increase in room nights due to additional airline contracts at hotels in markets where new supply or demand concerns warranted negotiating multi-year contracts at average rates exceeding $200 per night. Group revenues declined 0.6% compared to the prior year, due to a decline in group room nights sold of 2.1%, partially offset by a 1.5% average room rate increase. Group volume was negatively impacted by difficult comparisons with the Olympics in 2016 for our properties in Brazil and a decline in corporate group business.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt, the issuance of OP units or the sale of properties. Host Inc. is a REIT and its only significant asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from common and preferred stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase its stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of liquidity and capital resources as the discussion below applies both to Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility of the lodging industry. This strategy has resulted in a lower overall cost of capital, allowing us to complete opportunistic investments and acquisitions and positions us to manage potential declines in operations throughout the lodging cycle. Over the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio.

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

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. We have access to multiple types of financing as substantially all our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotels. We believe that we have sufficient liquidity and access to capital markets in order to take advantage of opportunistic acquisitions and investments to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities and fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist to enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. We have no debt maturities until 2020.

Capital Resources. As of December 31, 2018, we had $1,542 million of cash and cash equivalents, $213 million in our FF&E escrow reserve and $945 million of available capacity remaining under the revolver portion of the credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after considering our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes from time to time, taking advantage of favorable market conditions. In February 2019, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share because of the payment of any applicable call premiums and the accelerated expensing of previously deferred financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

To have the flexibility to engage in repurchases and/or sales of common stock, depending upon prevailing market conditions, the following programs currently are in place. On May 25, 2018, we entered into a distribution agreement with J.P. Morgan Securities LLC, BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co. LLC, as sales agents, through which we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. We may sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. No shares were sold during 2018. Additionally, in February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program.

We continue to explore potential acquisitions and dispositions. We anticipate that any such future acquisitions will be funded primarily by proceeds from sales of properties, but also potentially from equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt, available cash or advances under our credit facility. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase or that we will be successful in disposing of any one or more of our properties. We may acquire additional properties or dispose of properties through various structures, including transactions involving single assets, portfolios, joint ventures, acquisitions of the securities or assets of other REITs or distributions of hotel properties to our stockholders.

Sources and Uses of Cash. In 2018, our primary sources of cash included cash from operations and proceeds from asset sales. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, and distributions to equity holders. We anticipate that our sources and uses of cash will be similar during 2019.

Cash Provided by Operations. Our cash provided by operations for 2018 increased $70 million to $1,300 million compared to 2017 due primarily to the improvement in operations, partially offset by an increase in taxes paid.

Cash Provided by/Used in Investing Activities. Approximately $100 million of cash was provided by investing activities during 2018 compared to $267 million used in 2017. In addition to the acquisition and disposition activity detailed in the charts below, we spent approximately $474 million on capital expenditures, compared to $277 million in 2017. This includes certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $11 million, $8 million and $10 million for 2018, 2017, and 2016, respectively.

The following tables summarize significant acquisitions, dispositions and return of investments in affiliates from January 1, 2017 through February 21, 2019 (in millions):

Transaction Date		Description of Transaction	Investment(1)
Acquisitions
February	2019	Acquisition of 1 Hotel South Beach	$(610)
March	2018	Acquisition of Portfolio of 3 Hyatt Hotels(1)	(1,000)
December	2017	Investment in Euro JV - Acquisition of Hilton Amsterdam Airport Schiphol	(27)
March	2017	Acquisition of the Miami Marriott Biscayne Bay ground lease	(38)
March	2017	Acquisition of the W Hollywood	(219)
February	2017	Acquisition of The Don CeSar and Beach House Suites complex	(214)
		Total acquisitions	$(2,108)
___________

(1)

Effective January 1, 2018, we adopted Accounting Standards Update No. 2018-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. As a result, the Hyatt portfolio acquisition was considered an asset acquisition and we capitalized $17 million of acquisition costs, which are not included in the above chart. Acquisition costs for transactions in prior years were expensed.

Transaction Date		Description of Transaction	Net Proceeds (1)	Sales Price
Dispositions/Return of Investments in Affiliates
January	2019	Disposition of The Westin New York Grand Central	$276	$302
December	2018	Disposition of our approximate 33% interest in the Euro JV (2)	496	496
September	2018	Disposition of JW Marriott Hotel Mexico City (3)	180	183
September	2018	Disposition of New York Marriott Marquis Retail	429	442
September	2018	Disposition of W New York Union Square	159	171
May	2018	Disposition of W New York on Lexington Avenue	181	190
January	2018	Disposition of Key Bridge Marriott	181	190
December	2017	Distribution from Euro JV	9	N/A
September	2017	Disposition of Sheraton Indianapolis at Keystone Crossing	64	66
July	2017	Disposition of Hilton Melbourne South Wharf (4)	182	184
April	2017	Disposition of Sheraton Memphis Downtown	66	67
January	2017	Disposition of JW Marriott Desert Springs Resort & Spa	160	172
		Total	$2,383

(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)	Represents our portion of the gross asset value of the Euro JV of approximately €700 million ($800 million), net of debt, before payment of taxes.
(3)	In January 2019, we paid $66 million to the non-controlling partner of the JW Marriott Hotel Mexico City, representing its share of proceeds from the partnership, net of taxes.
(4)	Immediately prior to the sale, we acquired the 25% interest from the non-controlling partner for $27 million.

Cash Used in Financing Activities. Net cash used in financing activities was $748 million for 2018, as compared to $402 million in 2017. Cash used in financing activities in 2018 primarily consisted of repayments on our credit facility and dividend payments, while 2017 also included the repayment of mortgage debt. In 2017, cash provided by financing activities included issuance of the Series G senior notes.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2017 through February 21, 2019 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
March	2017	Proceeds from the issuance of $400 million 3⅞% Series G senior notes	$395
		Total issuances	$395

The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2017 through February 21, 2019 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
January - December	2018	Net repayment on the revolver portion of credit facility	$(102)
January - December	2017	Net repayment on the revolver portion of credit facility	(55)
July	2017	Repayment of A$86 million mortgage loan on Hilton Melbourne South Wharf	(69)
		Total cash repayments	$(226)

Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2017 through February 21, 2019 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January	2019	Dividend payment (1)(2)	$(185)
January - December	2018	Dividend payment (2)	(629)
January - December	2017	Dividend payments (2)	(628)
		Cash payments on equity transactions	$(1,442)

(1)	Our dividend payment for the fourth quarter of 2018 was made in January 2019, but was accrued at December 31, 2018.
(2)	In connection with the dividends, Host L.P. made distributions of $187 million in 2019, $636 million in 2018 and $635 million in 2017 to its common unit holders.

Financial Condition

As of December 31, 2018, our total debt was approximately $3.8 billion, of which 73% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2018	2017
Series Z senior notes, with a rate of 6% due October 2021	$299	$298
Series B senior notes, with a rate of 5¼% due March 2022	348	348
Series C senior notes, with a rate of 4¾% due March 2023	447	447
Series D senior notes, with a rate of 3¾% due October 2023	398	398
Series E senior notes, with a rate of 4% due June 2025	497	496
Series F senior notes, with a rate of 4½% due February 2026	397	396
Series G senior notes, with a rate of 3⅞% due April 2024	396	395
Total senior notes	2,782	2,778
Credit facility revolver	51	174
2017 Credit facility term loan due May 2021	499	498
2015 Credit facility term loan due September 2020	499	498
Other debt, with an average interest rate of 8.8% at both December 31, 2018 and 2017, maturing through February 2024	6	6
Total debt	$3,837	$3,954

Aggregate debt maturities at December 31, 2018 are as follows (in millions):

	Senior notes
	and	Mortgage debt
	credit facility	and other	Total
2019	$—	$—	$—
2020	500	—	500
2021	855	—	855
2022	350	—	350
2023	850	—	850
Thereafter	1,300	5	1,305
	3,855	5	3,860
Deferred financing costs	(21)	—	(21)
Unamortized (discounts) premiums, net	(3)	—	(3)
Capital lease obligations	—	1	1
	$3,831	$6	$3,837

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

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

The Series D, E, F and G senior notes were issued after we attained an investment grade rating and have covenants customary for investment grade debt, primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends. These covenants are different than the covenants applicable to our prior series of senior notes issued before we attained our investment grade rating.

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

We are in compliance with all of the financial covenants applicable to our Series D, E, F and G senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D, E, F and G senior notes and our actual credit ratios as of December 31, 2018:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	542%		Minimum ratio of 150%
Total indebtedness to total assets	18%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.4	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

Currently, our senior notes have an investment grade rating from Moody's, Standard & Poor's and Fitch Ratings. As a result, many of the restrictive covenants contained in the senior notes indenture and the supplemental indentures for our prior series of senior notes are not applicable, as they do not apply for so long as such series of notes maintain an investment grade rating from both Moody's and Standard & Poor's. The following primary covenants continue to apply to our existing senior notes (other than our Series D, E, F and G senior notes):

•	restrict our ability to sell all or substantially all our assets or merge with or into other companies; and
•	require us to make an offer to repurchase the existing senior notes then currently outstanding upon the occurrence of a change of control.

If our senior notes no longer are rated investment grade by either or both of Moody's and Standard & Poor's, then the following covenants and other restrictions will be reinstated for our senior notes (but will not apply to the Series D, E, F and G senior notes which have different covenants):

•

our ability to incur indebtedness and make distributions will be subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-tointerest coverage ratio of at least 2.0x. We will be able to make distributions to enable Host Inc. to pay dividends on its preferred stock, if any, under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture applicable to our non-investment grade senior notes based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, and amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value. These amounts are included in interest expense on our consolidated statements of operations;

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

•

a requirement to maintain unencumbered assets, based on undepreciated book values, of not less than 125% of the aggregate amount of senior note debt, plus other debt not secured by mortgages. This coverage requirement always must be maintained and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (which consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture); and

•

our ability to make distributions on, redeem or repurchase our OP units; permit payment or distribution restrictions on certain of our subsidiaries; sell assets; enter into transactions with affiliates; and create certain liens will be restricted.

The following summarizes the actual credit ratios for our senior notes (other than the Series D, E, F and G senior notes) as of December 31, 2018 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	541%		Minimum ratio of 125%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.4	x	Minimum ratio of 2.0x

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

Guarantees. The credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. debt to similarly guarantee obligations under the credit facility but otherwise removed the requirement under the prior agreement that guarantees and pledges are required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time when Host L.P. does not have an investment grade long-term unsecured debt rating.

Prepayments. Voluntary prepayments of revolver borrowings and term loans under the credit facility are permitted in whole or in part without premium or penalty. The loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to below $10 billion if we do not reinvest the proceeds of those asset sales in new properties. At December 31, 2018, we have adjusted total assets, as defined in our credit facility, of $21 billion.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2018:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	1.6	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.3	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.9	x	Minimum ratio of 1.75x
___________
(1)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. The margin ranges from 82.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2018, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points. Interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 90 to 175 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2018, our applicable margin on LIBOR loans under both term loans is 110 basis points. Borrowings under our revolver and the $1 billion outstanding in term loans constitute our primary obligations denominated in LIBOR.  The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  There currently is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital cannot yet be determined.  Our credit facility provides that in the event LIBOR no longer is published a comparable successor rate will be determined by Bank of America, N.A., as administrative agent.

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

Mortgage Debt of Unconsolidated Partner Interests. We own non-controlling interests in partnerships and joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships and joint ventures attributable to us, based on our ownership percentage thereof, was $150 million at December 31, 2018. The debt of our unconsolidated joint ventures is non-recourse to us. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as gains and losses on property sales. However, for 2018, we elected to pay U.S. and applicable state capital gain tax of approximately $77 million on certain sale proceeds rather than distribute the capital gain to our stockholders. Host Inc. paid a regular quarterly cash dividend of $0.20 per share and a special cash dividend of $0.05 per share on its common stock on January 15, 2019 to stockholders of record as of December 31, 2018. The $0.20 per share dividend represents Host Inc.’s intended regular quarterly cash dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or increased dividends, which dividends could be in excess of taxable income. Any special dividend will be subject to approval by Host Inc.’s Board of Directors.

Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of December 31, 2018, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the holders for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.

Investors should consider the 1% non-controlling position of Host L.P. OP units when analyzing dividend payments by Host Inc. to its stockholders, as these holders of OP units share, on a pro rata basis, in amounts being distributed by Host L.P. to holders of its OP units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to the other common OP unitholders.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligations to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. Our credit exposure in each of these cases is limited, as the credit risk is spread among a diversified group of investment grade financial institutions.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), pursuant to which we have certain contingent liabilities and/or guarantees. Contingencies included on our balance sheet are discussed in Part II Item 8. “Financial Statements and Supplementary Data – Note 17. “Legal Proceedings, Guarantees and Contingencies.” As of December 31, 2018, we are party to the following material off-balance sheet arrangements:

Asia/Pacific Joint Venture. We have a 25% interest in the Asia/Pacific JV with RECO Hotels JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd. The agreement may be terminated by either partner at any time, which would trigger the liquidation of the JV. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for equity contributions to the Asia/Pacific JV has expired. Certain funding commitments remain, however, related to its existing investments in India.

As of December 31, 2018, the Asia/Pacific JV has invested approximately $106 million (of which our share is $27 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which it holds a 36% interest. This joint venture owns seven hotels in Delhi, Bangalore and Chennai, totaling approximately 1,720 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

Maui Joint Venture. We own a 67% interest in a joint venture with an affiliate of HV Global Group, a subsidiary of Marriott Vacations Worldwide Corporation, that owns a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). Our ownership is a non-controlling interest because of the significant economic rights held by the unaffiliated member, which also is the managing member. Since 2012, we have contributed approximately $87 million to the Maui JV, which includes the contribution of land valued at $36 million. During 2017, the Maui JV repaid its outstanding construction loan, releasing us of our guarantees, and it began making distributions to its partners. During 2018, we received a distribution of $17 million from the Maui JV. During 2018, 2017 and 2016, the Maui JV recognized $42 million, $54 million and $55 million, respectively, of sales of timeshare units.

Hyatt Place Joint Venture. We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. The joint venture has a $60 million mortgage loan that is non-recourse to us. Due to the significant participating rights of our partner, we do not consolidate the joint venture in our financial statements. During 2018, we received approximately $3 million of distributions from the joint venture as the hotel generated excess cash from operations.

Harbor Beach Joint Venture. We own a 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has approximately $150 million of mortgage debt that is non-recourse to us. Due to significant participating rights of our partner, we do not consolidate the joint venture in our financial statements. During 2018, we received approximately $8 million of distributions from the joint venture as the hotel generated excess cash from operations.

For additional discussion of each of our joint venture investments, see Part II Item 8. Financial Statements and Supplementary Data – Note 4. “Investments in Affiliates.”

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2018 (in millions):

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt obligations (1)	$4,557	$166	$1,647	$1,366	$1,378
Capital lease obligations	1	1	—	—	—
Operating lease obligations	1,519	46	87	77	1,309
Purchase obligations (2)	797	327	408	62	—
Other long-term liabilities reflected on the balance sheet (3)	17	3	7	—	7
Total	$6,891	$543	$2,149	$1,505	$2,694
___________

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been reflected based on the weighted average interest rate.
(2)	Our purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we can defer some of these expenditures into later years.
(3)	The amounts shown include deferred management fees, obligations to third-parties related to prior property transactions and the estimated amount of tax expense related to uncertain tax liabilities.

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

Tax Indemnification Agreements. Because of certain federal and state income tax considerations of the former owners of two hotels currently owned by Host L.P., we have agreed to restrictions on selling such hotels, or repaying or refinancing mortgage debt, for varying periods. One of these agreements expires in 2028 and the other in 2031.

Guarantees. We have entered into certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not recorded on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. For a discussion of the largest guarantees (by dollar amount) see “Item 8. Financial Statements and Supplementary Data - Note 17. Legal Proceedings, Guarantees and Contingencies.”

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All our significant accounting policies are disclosed in the notes to our consolidated financial statements. For a detailed discussion of the following critical accounting policies that require us to exercise our business judgment or make significant estimates see “Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies:”

•	Asset Acquisitions and Business Combinations; and
•	Property and Equipment – Impairment testing.

Application of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018. The current standard requires adoption using a modified retrospective approach, with the option of restatement of the comparative periods presented in the year of adoption or applying the new standard only in the year of adoption with a cumulative-effect adjustment in the period of adoption. The primary impact of the new standard on us will be to the treatment of our 25 ground leases, which represent approximately 85% of our annual operating lease payments. We believe that application of this standard will result in a right of use asset and the related lease liability of between $500 million and $600 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on the calculation of this recorded amount. We expect that the adoption of this standard will have minimal impact on our income statement. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. We also expect to elect all the new standard’s available transition practical expedients. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

We adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business on January 1, 2018. The standard adopts a two-step approach wherein, if substantially all the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction will be considered an asset purchase. We anticipate that most of our future hotel purchases will be considered asset purchases as opposed to business combinations, although this determination will be made on a transaction-by-transaction basis. This standard was adopted on a prospective basis and, therefore, it did not affect the accounting for any of our previous acquisitions.

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

Transition adjustment. Because of the adoption of this standard, total liabilities were reduced by $4.5 million, and total equity of Host Inc. stockholders and total Host L.P. partner capital increased by $4.5 million. This adjustment is related to a previously deferred gain on the sale of the Atlanta Marriott Marquis in 2013 that would have qualified for recognition under the new standard. Adoption did not effect our income statement for 2018.

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

Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than trends in leisure demand. The four key subcategories of the transient business group are:

•

Retail: This is the benchmark rate that a hotel publishes and offers to the public. It typically is the rate charged to travelers that do not have access to negotiated or discounted rates. It includes the “rack rate,” which typically is applied to rooms during high demand periods and is the highest rate category available. Retail room rates will fluctuate more freely depending on anticipated demand levels (e.g. seasonality and weekday vs. weekend stays).

•

Non-Qualified Discount: This category includes special rates offered by the hotels, including packages, advance-purchase discounts and promotional offers.  It also includes rooms booked through online travel agencies (OTAs).

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

Contract business refers to blocks of rooms sold to a specific company for an extended period at significantly discounted rates. Airline crews are typical generators of contract demand for our airport hotels. Contract rates may be utilized by hotels that are in markets that are experiencing consistently lower levels of demand.

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the 1 Hotel South Beach in February 2019. The hotel will not be included in our comparable hotel set until January 1, 2021. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 93 hotels that we owned on December 31, 2018, 85 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2018 are excluded from comparable hotel results for these periods:

•

The Phoenician (acquired in June 2015 and, beginning in second quarter 2016 and into 2017, business disruption due to extensive renovations, including all guestrooms and suites, a redesign of the lobby and public areas, renovation of pools, recreation areas and a restaurant and a re-configured spa and fitness center);

•	The Don CeSar and Beach House Suites complex (acquired in February 2017);
•	W Hollywood (acquired in March 2017).

•	Andaz Maui at Wailea Resort (acquired in March 2018);
•	Grand Hyatt San Francisco (acquired in March 2018);
•	Hyatt Regency Coconut Point Resort & Spa (acquired in March 2018);
•

The Ritz-Carlton, Naples, removed in second quarter of 2018 (business disruption due to extensive renovations, including restoration of the façade that required closure of the hotel for over two months, coordinated with renovation and expansion of restaurant areas and renovation to the spa and ballrooms); and

•	San Francisco Marriott Marquis, removed in third quarter of 2018 (business disruption due to renovations of guestrooms, ballrooms, meeting space, and extensive renovations of the main lobby).

The operating results of 8 hotels disposed of in 2018 and 2017 are not included in comparable hotel results for the periods presented herein. None of our hotels have been excluded from our comparable hotel results in 2018 due to Hurricanes Harvey or Irma. In 2019, the following hotels will be excluded from our comparable hotel results because they will be undergoing large-scale capital projects during the comparable periods reported: the San Francisco Marriott Marquis, the Costa Mesa Marriott, the Minneapolis Marriott City Center, the San Antonio Marriott Rivercenter and The Ritz-Carlton, Naples. We also will exclude The Westin New York Grand Central, which we sold in January, along with any hotels acquired or sold during 2019.

As of December 31, 2017, 87 of our 94 hotels were classified as comparable. The operating results of the following hotels that we owned as of December 31, 2017 are excluded from comparable hotel results for these periods:

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

Constant US$ and Nominal US$

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for 2017 assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in 2018, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with the way we would evaluate our domestic portfolio. However, the effect of changes in foreign currency has been reflected in the actual results of net income, EBITDA, Adjusted EBITDAre, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations consistent with our financial statement presentation.

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

Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and NAREIT FFO and Adjusted FFO include adjustments for non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in seven domestic and international partnerships that own a total of 10 properties and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host LP held by unaffiliated limited partners, an interest of 15% held by an unaffiliated limited partner in one hotel for which we do control the entity and, therefore, consolidate its operations, and an interest of 48% held by an unaffiliated limited partner for one hotel that we sold during the year. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic consequences of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Year ended December 31,
	2018	2017
Net income (1)	$1,151	$571
Interest expense	176	167
Depreciation and amortization	684	708
Income taxes	150	80
EBITDA (1)	2,161	1,526
Gain on dispositions (2)	(903)	(100)
Non-cash impairment expense	260	43
Equity investment adjustments:
Equity in earnings of Euro JV (4)	(14)	(18)
Equity in earnings of affiliates other than Euro JV	(16)	(12)
Pro rata EBITDAre of Euro JV (4)	45	40
Pro rata EBITDAre of equity investments other than Euro JV	29	31
EBITDAre (1)	1,562	1,510
Adjustments to EBITDAre:
Acquisition costs (3)	—	1
Gain on property insurance settlement	—	(1)
Adjusted EBITDAre (1)	$1,562	$1,510

(1)

Net Income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO include a gain of $1 million and $2 million for the years ended December 31, 2018 and 2017, respectively, for the sale of the portion of land attributable to individual units sold by the Maui timeshare joint venture and a gain of $4 million for the year ended December 31, 2017 for the sale of excess land in Chicago.

(2)	Reflects the sale of the New York Marriott Marquis Retail and the European Joint Venture in 2018, and four hotels in each of 2018 and 2017.
(3)

Effective January 1, 2018, we adopted Accounting Standards Update No. 2018-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. As a result, the Hyatt portfolio acquisition was considered an asset acquisition and the related $17 million of acquisition costs were capitalized.

(4)	Represents our share of earnings from our Euro JV. Our approximate one-third non-controlling interest was sold on December 21, 2018.

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

We believe that NAREIT FFO per diluted share is a useful supplemental measure of our operating performance and that the presentation of NAREIT FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization, impairment expense and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe such measures can facilitate comparisons of operating performance between periods and with other REITs, even though NAREIT FFO per diluted share does not represent an amount that accrues directly to holders of our common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance.

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

•

Acquisition Costs –Under GAAP, costs associated with completed property acquisitions that are considered business combinations are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

•

Litigation Gains and Losses – We exclude the effect of gains or losses associated with litigation recorded under GAAP that we consider outside the ordinary course of business. We believe that including these items is not consistent with our ongoing operating performance.

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. Because of the reduction of corporate income tax rates from 35% to 21% caused by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and increase the provision for income taxes by approximately $11 million. Additionally, similar corporate income tax rate reductions affected our European Joint Venture, causing the remeasurement of the net deferred tax assets and liabilities in France and Belgium, resulting in a net tax benefit to us of $5 million. We do not consider these adjustments to be reflective of our ongoing operating performance and therefore have excluded these items from 2017 Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Year ended December 31,
	2018	2017
Net income (1)	$1,151	$571
Less: Net income attributable to non-controlling interests	(64)	(7)
Net income attributable to Host Inc.	1,087	564
Adjustments:
Gain on dispositions (2)	(903)	(100)
Tax on dispositions	113	18
Gain on property insurance settlement	—	(1)
Depreciation and amortization	680	704
Non-cash impairment expense	260	43
Equity investment adjustments:
Equity in earnings of affiliates	(30)	(30)
Pro rata FFO of equity investments	53	56
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	50	(4)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(8)
NAREIT FFO (1)	1,308	1,242
Adjustments to NAREIT FFO:
Acquisition costs (3)	—	1
Adjustment for Tax Reform (4)	—	6
Loss on debt extinguishment	—	1
Adjusted FFO (1)	$1,308	$1,250

For calculation on a per share basis (5):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	740.6	739.1
NAREIT FFO per diluted share	$1.77	$1.68
Adjusted FFO per diluted share	$1.77	$1.69

(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

(5)

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

Comparable Hotel Property Level Operating Results.

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit and EBITDA (and the related margins) on a comparable hotel, or “same store,” basis as supplemental information for investors. Our comparable hotel results present operating results for hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during these periods. We present comparable hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our comparable properties after removing the impact of our capital structure (primarily interest expense), and its asset base (primarily depreciation and amortization). Other corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our comparable hotels. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient by themselves.

Because of the elimination of corporate-level costs and expenses and depreciation and amortization, the comparable hotel operating results we present do not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate the performance of our company as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. These measures assist management and investors with distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at comparable hotels (which represent the vast majority of our portfolio) or from other factors, such as the effect of acquisitions or dispositions. While management believes that presentation of comparable hotel results is a “same store” supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of these hotels, as these decisions are based on data for individual hotels and are not based on comparable hotel results. For these reasons, we believe that comparable hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2018	2017
Number of hotels	85	85
Number of rooms	47,455	47,455
Change in comparable hotel RevPAR -
Constant US$	2.0%	—
Nominal US$	1.9%	—
Operating profit margin (1)	9.6%	12.5%
Comparable hotel EBITDA margin (1)	28.8%	28.2%
Food and beverage profit margin (1)	31.7%	31.4%
Comparable hotel food and beverage profit margin (1)	32.9%	32.4%

Net income	$1,151	$571
Depreciation and amortization	944	751
Interest expense	176	167
Provision for income taxes	150	80
Gain on sale of property and corporate level income/expense	(843)	(44)
Non-comparable hotel results, net (2)	(222)	(229)
Comparable hotel EBITDA	$1,356	$1,296

	Year ended December 31, 2018				Year ended December 31, 2017
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$3,547	$(467)	$—	$3,080	$3,490	$(468)	$—	$3,022
Food and beverage	1,616	(248)	—	1,368	1,561	(226)	—	1,335
Other	361	(95)	—	266	336	(90)	—	246
Total revenues	5,524	(810)	—	4,714	5,387	(784)	—	4,603
Expenses
Room	918	(130)	—	788	899	(129)	—	770
Food and beverage	1,103	(185)	—	918	1,071	(169)	—	902
Other	1,932	(280)	—	1,652	1,906	(271)	—	1,635
Depreciation and amortization	944	—	(944)	—	751	—	(751)	—
Corporate and other expenses	104	—	(104)	—	98	—	(98)	—
Gain on insurance and business interruption settlements	(7)	7	—	—	(14)	14	—	—
Total expenses	4,994	(588)	(1,048)	3,358	4,711	(555)	(849)	3,307
Operating Profit - Comparable Hotel EBITDA	$530	$(222)	$1,048	$1,356	$676	$(229)	$849	$1,296

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

The interest payments on 73% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $10 million in 2019. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
								Fair
	2019	2020	2021	2022	2023	Thereafter	Total	Value
Liabilities
Debt:
Fixed rate (1)	$(4)	$(4)	$296	$347	$848	$1,305	$2,788	$2,814
Average interest rate	4.56%	4.56%	4.52%	4.28%	4.16%	4.29%

Variable rate (1)	$(3)	$498	$554	$—	$—	$—	$1,049	$1,055
Average interest rate (2)	3.60%	3.60%	3.59%	—%	—%	—%
Total debt							$3,837	$3,869

___________
(1)

The amounts are net of unamortized discounts and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.

(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2018. No adjustments are made for forecast changes in the rate.

Exchange Rate Sensitivity

We have currency exchange risk because of our hotel ownership in Brazil and Canada and our minority investment in a joint venture in India. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, and (iii) investing through partnership and joint venture structures. For 2018 and 2017, revenues from our consolidated foreign operations were $107 million and $127 million, respectively, or approximately 2% of our total revenues in both years. Over the past few years, we have strategically exited international markets, including the disposition of one hotel in Mexico in 2018, one hotel in Australia in 2017 and six international properties in 2016. Additionally, in 2018, we sold our approximate 33% interest in the European joint venture. As a result, our prospective foreign currency exchange risk will have a minimal impact on our results of operations.

The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. As of December 31, 2018, we had two foreign currency forward sale contracts in the aggregate notional amount of $36 million that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation. The contracts are required to be measured at fair value on a recurring basis using significant other observable inputs. As of December 31, 2018, the fair value of these contracts was not material. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss). The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. Subsequent to year-end, one of the contracts with a notional amount of $18 million was terminated. The fair value at the date of termination was not material.

Item 8.      Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 25, 2019

Report of Independent Registered Public Accounting Firm

The Partners
Host Hotels & Resorts, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

McLean, Virginia
February 25, 2019

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(in millions, except per share amounts)

	December 31, 2018	December 31, 2017

ASSETS
Property and equipment, net	$9,760	$9,692
Assets held for sale	281	250
Due from managers	71	79
Advances to and investments in affiliates	48	327
Furniture, fixtures and equipment replacement fund	213	195
Other	175	237
Cash and cash equivalents	1,542	913
Total assets	$12,090	$11,693

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,782	$2,778
Credit facility, including term loans of $998 and $996, respectively	1,049	1,170
Other debt	6	6
Total debt	3,837	3,954
Accounts payable and accrued expenses	293	283
Other	266	287
Total liabilities	4,396	4,524

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	128	167

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 740.4 million shares and 739.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,156	8,097
Accumulated other comprehensive loss	(59)	(60)
Deficit	(610)	(1,071)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,494	6,973
Non-redeemable non-controlling interests—other consolidated partnerships	72	29
Total equity	7,566	7,002
Total liabilities, non-controlling interests and equity	$12,090	$11,693

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018, 2017 and 2016

(in millions, except per common share amounts)

	2018	2017	2016
REVENUES
Rooms	$3,547	$3,490	$3,492
Food and beverage	1,616	1,561	1,599
Other	361	336	339
Total revenues	5,524	5,387	5,430
EXPENSES
Rooms	918	899	893
Food and beverage	1,103	1,071	1,114
Other departmental and support expenses	1,302	1,273	1,306
Management fees	243	239	236
Other property-level expenses	387	394	382
Depreciation and amortization	944	751	724
Corporate and other expenses	104	98	106
Gain on insurance and business interruption settlements	(7)	(14)	(15)
Total operating costs and expenses	4,994	4,711	4,746
OPERATING PROFIT	530	676	684
Interest income	15	6	3
Interest expense	(176)	(167)	(154)
Gain on sale of assets	902	108	253
Gain (loss) on foreign currency transactions and derivatives	—	(2)	4
Equity in earnings of affiliates	30	30	21
INCOME BEFORE INCOME TAXES	1,301	651	811
Provision for income taxes	(150)	(80)	(40)
NET INCOME	1,151	571	771
Less: Net income attributable to non-controlling interests	(64)	(7)	(9)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$1,087	$564	$762
Basic earnings per common share	$1.47	$.76	$1.03
Diluted earnings per common share	$1.47	$.76	$1.02

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2018, 2017 and 2016

(in millions)

	2018	2017	2016
NET INCOME	$1,151	$571	$771
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(13)	23	—
Change in fair value of derivative instruments	1	(14)	7
Amounts reclassified from other comprehensive income (loss)	13	14	17
OTHER COMPREHENSIVE INCOME, NET OF TAX	1	23	24
COMPREHENSIVE INCOME	1,152	594	795
Less: Comprehensive income attributable to non-controlling interests	(65)	(8)	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$1,087	$586	$787

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2018, 2017 and 2016

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
750.3	Balance, December 31, 2015	$8	$8,302	$(107)	$(1,139)	$40	$143
—	Net income	—	—	—	762	—	9
—	Other changes in ownership	—	(30)	—	—	—	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	—	—	(1)	—
—	Change in fair value of derivative instruments	—	—	7	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	17	—	—	—
0.3	Common stock issuances	—	4	—	—	—	—
0.4	Comprehensive stock and employee stock purchase plans	—	8	—	—	—	—
—	Common stock dividends	—	—	—	(630)	—	—
0.6	Redemptions of limited partner interests for common stock	—	10	—	—	—	(10)
—	Distributions to non-controlling interests	—	—	—	—	—	(8)
(13.8)	Repurchase of common stock	(1)	(217)	—	—	—	—
737.8	Balance, December 31, 2016	$7	$8,077	$(83)	$(1,007)	$39	$165
—	Net income	—	—	—	564	—	7
—	Other changes in ownership	—	(8)	—	—	4	8
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	23	—	1	—
—	Change in fair value of derivative instruments	—	—	(14)	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	14	—	—	—
0.5	Common stock issuances	—	9	—	—	—	—
0.5	Comprehensive stock and employee stock purchase plans	—	13	—	—	—	—
—	Common stock dividends	—	—	—	(628)	—	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	(6)
—	Distributions to non-controlling interests	—	—	—	—	(15)	(7)
739.1	Balance, December 31, 2017	$7	$8,097	$(60)	$(1,071)	$29	$167
—	Net income	—	—	—	1,087	52	12
—	Other changes in ownership	—	30	—	—	(9)	(29)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(13)	—	1	—
—	Change in fair value of derivative instruments	—	—	1	—	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	13	—	—	—
0.2	Common stock issuances	—	3	—	—	—	—
0.4	Comprehensive stock and employee stock purchase plans	—	11	—	—	—	—
—	Common stock dividends	—	—	—	(630)	—	—
0.7	Redemptions of limited partner interests for common stock	—	15	—	—	—	(15)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(7)
—	Cumulative effect of accounting change	—	—	—	4	—	—
740.4	Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$128

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

(in millions)

	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,151	$571	$771
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	944	751	724
Amortization of finance costs, discounts and premiums, net	7	7	7
Stock compensation expense	14	11	12
Deferred income taxes	4	38	27
Gain on sale of assets	(902)	(108)	(253)
(Gain) loss on foreign currency transactions and derivatives	—	2	(4)
Gain on property insurance settlement	—	(1)	(1)
Equity in earnings of affiliates	(30)	(30)	(21)
Change in due from managers	13	(27)	(6)
Distributions from investments in affiliates	58	40	29
Changes in other assets	(5)	(18)	11
Changes in other liabilities	46	(6)	6
Net cash provided by operating activities	1,300	1,230	1,302

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,605	481	465
Return of investments in affiliates	1	13	23
Advances to and investments in affiliates	(7)	(30)	(5)
Acquisitions	(1,025)	(468)	(63)
Capital expenditures:
Renewals and replacements	(274)	(205)	(293)
Return on investment	(200)	(72)	(226)
Property insurance proceeds	—	14	—
Net cash provided by (used in) investing activities	100	(267)	(99)

FINANCING ACTIVITIES
Financing costs	—	(9)	—
Issuances of debt	—	404	—
Draws on credit facility	360	340	734
Repayment of credit facility	(462)	(395)	(816)
Mortgage debt and other prepayments and scheduled maturities	(1)	(69)	(137)
Common stock repurchase	—	—	(218)
Dividends on common stock	(629)	(628)	(596)
Distributions and payments to non-controlling interests	(8)	(49)	(8)
Other financing activities	(8)	4	4
Net cash used in financing activities	(748)	(402)	(1,037)
Effects of exchange rate changes on cash held	(5)	4	1
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	647	565	167
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,109	544	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,756	$1,109	$544

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2018, 2017 and 2016

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown within the statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$1,542	$913	$372
Restricted cash (included in other assets)	1	1	2
Cash included in furniture, fixtures and equipment replacement fund	213	195	170
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,756	$1,109	$544

Supplemental schedule of noncash investing and financing activities:

During 2018, 2017 and 2016, Host Inc. issued approximately 0.7 million, 0.3 million and 0.6 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $15 million, $6 million and $10 million, respectively.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(in millions)

	December 31, 2018	December 31, 2017

ASSETS
Property and equipment, net	$9,760	$9,692
Assets held for sale	281	250
Due from managers	71	79
Advances to and investments in affiliates	48	327
Furniture, fixtures and equipment replacement fund	213	195
Other	175	237
Cash and cash equivalents	1,542	913
Total assets	$12,090	$11,693

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,782	$2,778
Credit facility, including term loans of $998 and $996, respectively	1,049	1,170
Other debt	6	6
Total debt	3,837	3,954
Accounts payable and accrued expenses	293	283
Other	266	287
Total liabilities	4,396	4,524

Limited partnership interests of third parties	128	167

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,552	7,032
Accumulated other comprehensive loss	(59)	(60)
Total Host Hotels & Resorts, L.P. capital	7,494	6,973
Non-controlling interests—consolidated partnerships	72	29
Total capital	7,566	7,002
Total liabilities, limited partnership interest of third parties and capital	$12,090	$11,693

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018, 2017 and 2016

(in millions, except per common unit amounts)

	2018	2017	2016
REVENUES
Rooms	$3,547	$3,490	$3,492
Food and beverage	1,616	1,561	1,599
Other	361	336	339
Total revenues	5,524	5,387	5,430
EXPENSES
Rooms	918	899	893
Food and beverage	1,103	1,071	1,114
Other departmental and support expenses	1,302	1,273	1,306
Management fees	243	239	236
Other property-level expenses	387	394	382
Depreciation and amortization	944	751	724
Corporate and other expenses	104	98	106
Gain on insurance and business interruption settlements	(7)	(14)	(15)
Total operating costs and expenses	4,994	4,711	4,746
OPERATING PROFIT	530	676	684
Interest income	15	6	3
Interest expense	(176)	(167)	(154)
Gain on sale of assets	902	108	253
Gain (loss) on foreign currency transactions and derivatives	—	(2)	4
Equity in earnings of affiliates	30	30	21
INCOME BEFORE INCOME TAXES	1,301	651	811
Provision for income taxes	(150)	(80)	(40)
NET INCOME	1,151	571	771
Less: Net income attributable to non-controlling interests	(52)	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$1,099	$571	$771
Basic earnings per common unit	$1.50	$.78	$1.05
Diluted earnings per common unit	$1.50	$.78	$1.05

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2018, 2017 and 2016

(in millions)

	2018	2017	2016
NET INCOME	$1,151	$571	$771
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(13)	23	—
Change in fair value of derivative instruments	1	(14)	7
Amounts reclassified from other comprehensive income (loss)	13	14	17
OTHER COMPREHENSIVE INCOME, NET OF TAX	1	23	24
COMPREHENSIVE INCOME	1,152	594	795
Less: Comprehensive (income) loss attributable to non- controlling interests	(53)	(1)	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$1,099	$593	$796

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2018, 2017 and 2016

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties
734.5	Balance, December 31, 2015	$1	$7,170	$(107)	$40	$143
—	Net income	—	762	—	—	9
—	Other changes in ownership	—	(30)	—	—	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	—	(1)	—
—	Change in fair value of derivative instruments	—	—	7	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	17	—	—
0.2	Common OP unit issuances	—	4	—	—	—
0.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	8	—	—	—
—	Distributions on common OP units	—	(630)	—	—	(8)
0.6	Redemptions of limited partner interests for common stock	—	10	—	—	(10)
(13.5)	Repurchase of common OP units	—	(218)	—	—	—
722.2	Balance, December 31, 2016	$1	$7,076	$(83)	$39	$165
—	Net income	—	564	—	—	7
—	Other changes in ownership	—	(8)	—	4	8
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	23	1	—
—	Change in fair value of derivative instruments	—	—	(14)	—	—
—	Amounts reclassified from Other Comprehensive Income	—	—	14	—	—
0.5	Common OP unit issuances	—	9	—	—	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	13	—	—	—
—	Distributions on common OP units	—	(628)	—	—	(7)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	(6)
—	Distributions to non-controlling interests	—	—	—	(15)	—
723.5	Balance, December 31, 2017	$1	$7,032	$(60)	$29	$167
—	Net income	—	1,087	—	52	12
—	Other changes in ownership	—	30	—	(9)	(29)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(13)	1	—
—	Change in fair value of derivative instruments	—	—	1	—	—
	Amounts reclassified from Other Comprehensive Income	—	—	13	—	—
0.2	Common OP unit issuances	—	3	—	—	—
0.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	11	—	—	—
—	Distributions on common OP units	—	(630)	—	—	(7)
0.7	Redemptions of limited partner interests for common stock	—	15	—	—	(15)
—	Distributions to non-controlling interests	—	—	—	(1)	—
—	Cumulative effect of accounting change	—	4	—	—	—
724.8	Balance, December 31, 2018	$1	$7,552	$(59)	$72	$128

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

(in millions)

	2018	2017	2016
OPERATING ACTIVITIES
Net income	$1,151	$571	$771
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	944	751	724
Amortization of finance costs, discounts and premiums, net	7	7	7
Stock compensation expense	14	11	12
Deferred income taxes	4	38	27
Gain on sale of assets	(902)	(108)	(253)
(Gain) loss on foreign currency transactions and derivatives	—	2	(4)
Gain on property insurance settlement	—	(1)	(1)
Equity in earnings of affiliates	(30)	(30)	(21)
Change in due from managers	13	(27)	(6)
Distributions from investments in affiliates	58	40	29
Changes in other assets	(5)	(18)	11
Changes in other liabilities	46	(6)	6
Net cash provided by operating activities	1,300	1,230	1,302

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,605	481	465
Return of investments in affiliates	1	13	23
Advances to and investments in affiliates	(7)	(30)	(5)
Acquisitions	(1,025)	(468)	(63)
Capital expenditures:
Renewals and replacements	(274)	(205)	(293)
Return on investment	(200)	(72)	(226)
Property insurance proceeds	—	14	—
Net cash provided by (used in) investing activities	100	(267)	(99)

FINANCING ACTIVITIES
Financing costs	—	(9)	—
Issuances of debt	—	404	—
Draws on credit facility	360	340	734
Repayment of credit facility	(462)	(395)	(816)
Mortgage debt and other prepayments and scheduled maturities	(1)	(69)	(137)
Repurchase of common OP units	—	—	(218)
Distributions on common OP units	(636)	(635)	(603)
Distributions and payments to non-controlling interests	(1)	(42)	(1)
Other financing activities	(8)	4	4
Net cash used in financing activities	(748)	(402)	(1,037)
Effects of exchange rate changes on cash held	(5)	4	1
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	647	565	167
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,109	544	377
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,756	$1,109	$544

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2018, 2017 and 2016

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$1,542	$913	$372
Restricted cash (included in other assets)	1	1	2
Cash included in furniture, fixtures and equipment replacement fund	213	195	170
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,756	$1,109	$544

Supplemental schedule of noncash investing and financing activities:

During 2018, 2017 and 2016, non-controlling partners converted common operating partnership units (“OP units”) valued at $15 million, $6 million and $10 million, respectively, in exchange for 0.7 million, 0.3 million and 0.6 million shares, respectively, of Host Inc. common stock.

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

As of December 31, 2018, the hotels in our consolidated portfolio are in the following countries:

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

We also evaluate our subsidiaries to determine if they are variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. Typically, the entity that has the power to direct the activities that most significantly impact economic performance consolidates the VIE. We consider an entity to be a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We review our subsidiaries and affiliates at least annually to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics thereof.

Three partnerships are considered VIE’s, as the general partner maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2018 are $48 million and consist primarily of cash and property and equipment. Liabilities for the VIE total $4 million and consist of accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at December 31, 2018 is $(6) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

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

Property and Equipment

Generally, property and equipment is recorded at cost. For properties we develop, cost includes interest and real estate taxes incurred during construction. For property and equipment acquired in a business combination, we record the assets based on their fair value as of the acquisition date. Replacements and improvements and capital leases are capitalized, while repairs and maintenance are expensed as incurred. Properties acquired in an asset acquisition are recorded at cost, allocated using their relative fair values.

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

Impairment testing. We analyze our consolidated properties for impairment throughout the year when events or circumstances occur that indicate the carrying value may not be recoverable. We test for impairment in several situations, including:

•	when a property has a current or projected loss from operations;
•	when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life and the anticipated sales price is at or below the book value; or
•	when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable .

To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not that the property will be sold prior to the end thereof, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimated useful life is equal to the remaining GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or that it is more likely than not that the asset will be sold prior to the end of its previously expected useful life. We also consider the effect of regular renewal and replacement capital expenditures on the estimated useful life of our properties, including critical infrastructure, which regularly is maintained and then replaced at the end of its useful life.

During 2018, due to a reduction in the estimated hold period of the assets, we impaired four assets, totaling $260 million. No other properties had triggering events warranting impairment testing. During 2017, we recognized impairment expense of $43 million on one property. Impairment expense is included in depreciation and amortization expense. No impairment was recorded in 2016. See Note 13. Fair Value Measurements.

Classification of Assets as “Held for Sale”.  We will classify a hotel as held for sale when its sale is probable, will be completed within one year and actions to complete the sale are unlikely to change or that the sale will not occur. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale frequently are not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. We typically classify assets as held for sale when all the following conditions are met:

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

Asset retirement obligations.  We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities, when incurred, which generally is upon acquisition, construction, or development and/or through the normal operation of the asset, if information exists with which to reasonably estimate the fair value of the obligation.

Depreciation and Amortization Expense. We depreciate our property and equipment using the straight-line method. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. The useful lives of the assets are based on several assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated useful lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

Intangible Assets and Acquired Liabilities

In conjunction with our acquisitions, we may identify intangible assets and other liabilities. These identifiable intangible assets and other liabilities typically include above and below market contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value in a business combination and at its relative fair value in an asset acquisition. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of rates for similar contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets and other liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2018, we consolidate three majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-redeemable non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $72 million and $29 million as of December 31, 2018 and 2017, respectively. Approximately $66 million of the balance at December 31, 2018 relates to the partnership that owned the JW Marriott Hotel Mexico City that was sold in 2018, representing the portion of proceeds owed to the third-party interest that was paid in January 2019.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties was $52 million for the year ended December 31, 2018, and immaterial for each of the years ended December 31, 2017 and 2016.

Host Inc.’s treatment of the non-controlling interests of Host L.P. Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on its historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. We have estimated that the redemption value is equivalent to the number of shares issuable upon conversion of the OP units currently owned by unaffiliated limited partners (one OP unit may be exchanged for 1.021494 shares of Host Inc. common stock) valued at the market price of Host Inc. common stock at the balance sheet date. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2018	2017
OP units outstanding (millions)	7.5	8.2
Market price per Host Inc. common share	$16.67	$19.85
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$128	$167
Historical cost (millions)	78	80
Book value (millions) (1)	128	167
___________

(1)The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $12 million, $7 million, and $9 million for 2018, 2017, and 2016, respectively.

Investments in Affiliates

Other-than-Temporary Impairment of an Investment.  We perform an analysis on each of our equity method investments for impairment based on the occurrence of triggering events that would indicate that the carrying amount of an investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotels; therefore, generally we will have few observable inputs and will determine fair value based on a discounted cash flow analysis of the investment, as well as consideration of the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotels, to estimate the expected cash flows. If an equity method investment is impaired and that impairment is determined to be other than temporary, an expense is recorded for the difference between the fair value and the carrying amount of the investment. No other-than-temporary impairment expense was recorded in 2018, 2017 and 2016.

Distributions from Investments in Affiliates. We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received because of property sales are classified as cash flows from investing activities.

Income Taxes

Host Inc. elected to be treated as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our intention to continue to comply with the REIT qualification requirements and to maintain our qualification for taxation as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its gross income) generally is not subject to federal and state income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign income tax. Our consolidated income tax provision includes the income tax provision related to the operations of our taxable REIT subsidiaries, federal and state corporate income taxes on certain items of capital gain generated by Host L.P., and state, local, and foreign income and franchise taxes incurred by Host L.P. and its subsidiaries.

Deferred Tax Assets and Liabilities. Pursuant to its partnership agreement, Host L.P. generally is required to reimburse Host Inc. for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Inc. and its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and capital loss carryovers. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes.  We recognize any accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method. These costs are presented as a direct deduction from the related long-term debt on the balance sheets.

Foreign Currency Translation

As of December 31, 2018, our international operations consist of hotels located in Brazil and Canada, as well as an investment in an Asia/Pacific joint venture. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2018	2017
Gain on foreign currency forward contracts	$4	$26
Loss on interest rate swap cash flow hedges	(4)	(5)
Foreign currency translation	(60)	(83)
Other comprehensive loss attributable to non-controlling interests	1	2
Total accumulated other comprehensive loss	$(59)	$(60)

During 2018, we reclassified a net loss due to foreign currency translation of $36 million and a net gain from foreign currency forward contracts of $23 million that had been recognized previously in other comprehensive income (loss) due to the sale of our interest in the European Joint Venture (“Euro JV”) and the sale of the JW Marriott Hotel Mexico City. During 2017, we reclassified a net loss due to foreign currency translation of $14 million that had been recognized previously in other comprehensive income (loss) due to the sale of the Hilton Melbourne South Wharf.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues

Substantially all of our operating results represent revenues and expenses generated by property-level operations. Payments are due from customers when services are provided to them. Due to the short-term nature of our contracts and the almost concurrent receipt of payment, we have no material unearned revenue at year end. We collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations. Revenues are recognized, as follows:

Income statement line item	Recognition method
Rooms revenues

Rooms revenues represent revenues from the occupancy of our hotel rooms and are driven by the occupancy and average daily rate charged. Rooms revenues do not include ancillary services or fees charged. The contracts for room stays with customers generally are very short term in duration and revenues are recognized over the course of the hotel stay.

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

Other revenues

Other revenues consist of ancillary revenues at the property, including attrition and cancelation fees, golf courses, resort and destination fees, spas, entertainment and other guest services, as well as rental revenues; primarily consisting of leased retail outlets. Other revenues generally are recognized as the services or products are provided. Attrition and cancelation fees are recognized for non-cancelable deposits when the customer provides notification of cancelation or is a no-show for the specified date, whichever comes first.

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

The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2018	2017	2016
Net income	$1,151	$571	$771
Less: Net income attributable to non-controlling interests	(64)	(7)	(9)
Net income attributable to Host Inc.	$1,087	$564	$762

Basic weighted average shares outstanding	739.8	738.6	743.0
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.8	0.5	0.7
Diluted weighted average shares outstanding	740.6	739.1	743.7

Basic earnings per common share	$1.47	$.76	$1.03
Diluted earnings per common share	$1.47	$.76	$1.02

The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2018	2017	2016
Net income	$1,151	$571	$771
Less: Net income attributable to non-controlling interests	(52)	—	—
Net income attributable to Host L.P.	$1,099	$571	$771

Basic weighted average units outstanding	732.2	731.5	736.3
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.8	0.5	0.6
Diluted weighted average units outstanding	733.0	732.0	736.9

Basic earnings per common unit	$1.50	$.78	$1.05
Diluted earnings per common unit	$1.50	$.78	$1.05

Share-Based Payments

At December 31, 2018, Host Inc. maintained two stock-based employee compensation plans. Upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. These liabilities are included in the consolidated financial statements for Host Inc. and Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services either as equity-classified awards or liability-classified awards. Equity-classified awards are measured based on the fair value on the date of grant. Liability-classified awards are remeasured to fair value each reporting period. Effective January 1, 2017, we implemented a new stock-based employee compensation plan. In conjunction with the adoption of ASU No. 2016-09, the awards under the new plan are classified as equity. The plan includes awards that vest over a one-year, two-year and three-year period. For performance-based awards, compensation cost will be recognized when the achievement of the performance condition is considered probable. If a performance condition has more than one outcome that is probable, recognition of compensation cost will be based on the condition that is the most likely outcome. No compensation cost is recognized for awards for which employees do not render the requisite services.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility, however, this cash balance is spread among a diversified group of investment grade financial institutions.

Acquisitions and Business Combinations

When acquiring an asset, we determine whether the acquisition is an asset acquisition or business combination based on whether the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable assets, resulting in an asset acquisition or not, resulting in a business combination. If an asset acquisition, the asset is recorded in accordance with our property and equipment policy and related acquisition costs are capitalized as part of the asset.

In a business combination, we recognize identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets and liabilities acquired. Property and equipment are recorded at fair value and such fair value is allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

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

New Accounting Standards

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which affects aspects of accounting for lease agreements. Under the new standard, all leases, including operating leases, will require recognition of the lease assets and lease liabilities by lessees on the balance sheet. However, the effect on the statement of operations and the statement of cash flows largely is unchanged. The standard is effective for fiscal years beginning after December 15, 2018. The standard requires adoption using a modified retrospective approach, with the option of restatement of the comparative periods presented in the year of adoption or applying the new standard only in the year of adoption with a cumulative-effect adjustment in the period of adoption. The primary impact of the new standard on us will be to the treatment of our 25 ground leases, which represent approximately 85% of our annual operating lease payments. We believe that application of this standard will result in us recording a right of use asset and the related

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease liability of between $500 million and $600 million for the ground leases, although changes in discount rates, ground lease terms or other variables may have a significant effect on the calculation of this recorded amount. As noted above, we expect that the adoption of this standard will have minimal impact on our income statement, including our revenues. We adopted the new standard on January 1, 2019 and will use the effective date as our date of initial application. We also expect to elect all of the new standard’s available transition practical expedients. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

Business Combinations. We adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business on January 1, 2018. The standard adopts a two-step approach wherein, if substantially all of the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable asset(s), then the transaction will be considered an asset purchase. We anticipate that most of our future hotel purchases will be considered asset purchases as opposed to business combinations, although this determination will be made on a transaction-by-transaction basis. This standard was adopted on a prospective basis and, therefore, it did not affect the accounting for any of our previous acquisitions.

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

Transition adjustment. As a result of the adoption of this standard on January 1, 2018, total liabilities were reduced by $4.5 million, and total equity of Host Inc. stockholders and total Host L.P. partner capital increased by $4.5 million. This adjustment is related to a previously deferred gain on the sale of the Atlanta Marriott Marquis in 2013 that would have qualified for recognition under the new standard.  Our balance sheet as of December 31, 2018 includes $0.4 million retained as a contingent liability for potential environmental liabilities at the Atlanta Marriott Marquis; however, our potential exposure related to the guarantee can be up to $5 million. Adoption did not have an effect on our income statement for 2018.

Policy Disclosure. There has been no significant change to our method of revenue recognition for our primary operations; however, we have updated our accounting policy and disclosures for the revenue recognition standard. See Revenues above for this policy and Note 2. Revenues for a disaggregation of revenues.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Revenue

Disaggregation of Revenues. While we do not consider the following division by location to consist of reportable segments, we have disaggregated hotel revenue by market location Our revenues also are presented by country in Note 16 – Geographic and Business Segment Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2018	2017	2016
New York	$744	$796	$800
San Diego	523	503	472
San Francisco/San Jose	488	414	396
Maui/Oahu	366	287	278
Washington, D.C. (Central Business District)	330	348	338
Boston	304	306	305
Phoenix	298	264	271
Florida Gulf Coast	285	250	202
Orlando	217	209	214
Los Angeles	188	184	155
Chicago	186	185	188
Atlanta	158	166	179
Northern Virginia	158	193	191
Seattle	129	125	130
Orange County	119	120	121
Houston	118	117	121
San Antonio	116	109	108
New Orleans	103	96	95
Jacksonville	98	91	87
Denver	89	86	65
Philadelphia	88	82	76
Miami	55	52	56
Other	257	277	411
Domestic	5,417	5,260	5,259
International	107	127	171
Total	$5,524	$5,387	$5,430

3	Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2018	2017
Land and land improvements	$1,960	$1,934
Buildings and leasehold improvements	13,586	13,529
Furniture and equipment	2,411	2,357
Construction in progress	220	106
	18,177	17,926
Less accumulated depreciation and amortization	(8,417)	(8,234)
	$9,760	$9,692

The aggregate cost of real estate for federal income tax purposes is approximately $10.5 billion at December 31, 2018.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.Investments in Affiliates

We own investments in joint ventures for which the equity method of accounting is used. The debt of our joint ventures is non-recourse to, and not guaranteed by, us, and a default of such debt does not trigger a default under any of our debt instruments. We carry our investments at historical cost, which due to debt restructuring or distributions, may result in a negative investment balance. However, the negative balances due not represent obligations for us or the partners. Investments in affiliates consist of the following (in millions):

	As of December 31, 2018
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2018 (1)	Assets
Asia/Pacific JV	25%	$14	$—	$—	$—	A 36% interest in seven hotels in India
Maui JV	67%	70	22	32	17	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	3	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(30)	75	150	8	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	23	213	2	One hotel in Philadelphia, PA
Other investments		13	—	—	—
Total		$48	$150	$455	$30

	As of December 31, 2017
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2017 (1)	Assets
Euro JV (2) (3)	32.1 - 33.4%	$271	$316	$1,029	$31	Eleven hotels in Europe
Asia/Pacific JV	25%	15	—	—	—	A 36% interest in seven hotels in India
Maui JV	67%	83	27	41	7	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	3	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(28)	75	149	7	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	24	217	1	One hotel in Philadelphia, PA
Other investments		5	—	—	—
Total		$327	$472	$1,496	$49
___________
(1)	Distributions received were funded by cash from operations unless otherwise noted.
(2)	Our interests in the Euro JV were sold in December 2018.
(3)	Distributions received from Euro JV in 2017 include $9 million of loan refinancing proceeds.

European Joint Venture

On December 21, 2018 we sold our approximate one-third interest in the Euro JV to the existing partners thereof, APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We received net proceeds of approximately €435 million ($496 million) and recorded a gain on sale of approximately $238 million. A portion of the proceeds was used to repay the €207 million ($237 million) draw on the credit facility.

Asia/Pacific Joint Venture

We own a 25% interest in the Asia/Pacific JV, the other owner of which is RECO Hotels JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd. The Asia/Pacific JV may be terminated by the owners at any time. Due to

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the ownership structure and the substantive participating rights of the non-Host owner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for the equity contributions to the joint venture has expired. Certain funding commitments remain, however, related to its existing investment in India.

As of December 31, 2018, the Asia/Pacific JV has invested approximately $106 million (of which our share is $27 million) in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. On November 12, 2017, the joint venture opened the Novotel & ibis Chennai OMR. As a result, this joint venture owns two hotels in Bangalore, three in Chennai, and two in New Delhi. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

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

Hyatt Place Joint Venture

We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. The Hyatt Place joint venture has an outstanding $60 million mortgage loan due August 2019, with two 12-month extension options. The loan bears interest at 1-month USD LIBOR plus 300 basis points, or 5.5%, at December 31, 2018.

Harbor Beach Joint Venture

We have a non-controlling 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has a $150 million mortgage loan with a maturity date of January 1, 2024. The loan bears interest at 4.75%. Only monthly interest payments are being made on the loan. No principal payments are due until the loan matures.

5.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2018	2017
Series Z senior notes, with a rate of 6% due October 2021	$299	$298
Series B senior notes, with a rate of 5¼% due March 2022	348	348
Series C senior notes, with a rate of 4¾% due March 2023	447	447
Series D senior notes, with a rate of 3¾% due October 2023	398	398
Series E senior notes, with a rate of 4% due June 2025	497	496
Series F senior notes, with a rate of 4½% due February 2026	397	396
Series G senior notes, with a rate of 3⅞% due April 2024	396	395
Total senior notes	2,782	2,778
Credit facility revolver	51	174
2017 Credit facility term loan due May 2021	499	498
2015 Credit facility term loan due September 2020	499	498
Other debt, with an average interest rate of 8.8% at both December 31, 2018 and 2017, maturing through February 2024	6	6
Total debt	$3,837	$3,954

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all our subordinated obligations. The face amount of our senior notes at both December 31,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 and 2017 was $2.8 billion. The senior notes balances as of December 31, 2018 and 2017 are net of unamortized discounts and deferred financing costs of approximately $18 million and $22 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2018, we are in compliance with all of these covenants.

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

Authorization for Repurchase of Senior Notes. In February 2019, Host Inc.’s Board of Directors authorized repurchases of up to $250 million of senior notes (other than in accordance with their terms). No repurchases occurred in 2018.

Credit Facility. On May 31, 2017 we entered into the fourth amended and restated senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pound sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for the existing term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in U.S. dollars, Canadian dollars, Euros and British pound sterling and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity date of May 2021, with the option for Host L.P. to extend the term for two additional six-month terms, subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties, and $500 million of term loans (“2017 Term Loan”) have an initial scheduled maturity of May 2021, with an option for Host L.P. to extend the term for one additional year, subject to similar conditions.

We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin ranging from 82.5 to 155 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2018, we are able to borrow at a rate of LIBOR plus 100 basis points and pay a facility fee of 20 basis points.

On September 10, 2015, we closed on a $500 million term loan (“2015 Term Loan”) by exercising the accordion feature of our existing credit facility. On that same day, we drew $300 million on the 2015 Term Loan and the remaining $200 million on December 29, 2015. The proceeds were used to repay outstanding amounts on the revolver. The loan has a five-year maturity and its interest rate spread depends on our unsecured debt rating. Based on our unsecured debt rating at December 31, 2018, both the 2017 Term Loan and 2015 Term Loan have a floating interest rate of LIBOR plus 110 bps (or approximately a 3.6% all-in interest rate).

Net repayments under the credit facility were $102 million and $55 million in 2018 and 2017, respectively. As of December 31, 2018, we have $945 million of available capacity under the revolver portion of our credit facility.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings thereunder. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards related to our exchangeable debentures, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2018, we are in compliance with the financial covenants under our credit facility.

Guarantees. The credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. debt to similarly guarantee obligations under the credit facility but otherwise removed the requirement under the prior agreement that guarantees and pledges are required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time when Host L.P. does not have an investment grade long-term unsecured debt rating.

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

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2018
2019	$—
2020	500
2021	855
2022	350
2023	850
Thereafter	1,305
3,860
Deferred financing costs	(21)
Unamortized (discounts) premiums, net	(3)
Capital lease obligations	1
$3,837

Interest

The following items are included in interest expense (in millions):

	Year ended December 31,
	2018	2017	2016(1)
Interest expense	$176	$167	$154
Amortization of debt premiums/discounts, net	(1)	(1)	(1)
Amortization of deferred financing costs	(6)	(6)	(6)
Change in accrued interest	2	(2)	(3)
Interest paid (1)	$171	$158	$144
___________

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Does not include capitalized interest of $3 million, $1 million and $3 million for 2018, 2017 and 2016, respectively.

6.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 740.4 million and 739.1 million were outstanding as of December 31, 2018 and 2017, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2018 and 2017.

Capital of Host L.P.

As of December 31, 2018, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining 1% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2018 and 2017, Host L.P. had 732.4 million and 731.7 million OP units outstanding, respectively, of which Host Inc. held 724.8 million and 723.5 million, respectively.

Repurchases and Issuances of Common Stock and Common OP Units

Pursuant to a distribution agreement entered into in May 2018, we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. Additionally, in February 2017, the Board of Directors authorized a program to repurchase up to $500 million of common stock. No stock was sold or repurchased during 2018 or 2017.

Dividends/Distributions

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

The dividends that were taxable to our stockholders in 2018 were considered 99.7% ordinary income, and 0.3% unrecaptured Section 1250 gain. The 2018 ordinary income dividends are eligible for the 20% deduction provided by Section 199A for qualified REIT dividends. The dividends that were taxable to our stockholders in 2017 were considered 88% ordinary income (non-qualified dividend income), 1% qualified dividend income, 8% capital gain distribution and 3% unrecaptured Section 1250 gain.

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2018	2017	2016
Common stock	$.85	$.85	$.85
Common OP units	.868	.868	.868

On February 19, 2019, Host Inc.’s Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on Host Inc.’s common stock. The dividend is payable on April 15, 2019, to stockholders of record on March 29, 2019.

7.	Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year beginning January 1, 1999. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders, excluding net capital gain. As a REIT, generally we will not be subject to federal and state corporate income tax on that portion of our taxable income that currently is distributed to our stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal and state corporate income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state, local and foreign taxes on our income and property, and to federal and state income and excise taxes on our undistributed taxable income. Our 2018 tax provision includes approximately $77

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million of U.S. federal and state corporate income tax that we paid on long-term capital gain generated in 2018 that we chose to retain rather than distribute to our stockholders.

We have recorded a 100% valuation allowance of approximately $9 million against the deferred tax asset related to our domestic capital loss carryover as of December 31, 2018. The net decrease of our valuation allowance for the year ending December 31, 2018 is approximately $16 million from the year ending December 31, 2017. The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2018	2017
Deferred tax assets
Net operating loss and capital loss carryovers	$17	$34
Property and equipment	3	3
Deferred revenue and expenses	23	27
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	55	76
Less: Valuation allowance	(11)	(27)
Total deferred tax assets, net of valuation allowance	$44	$49
Deferred tax liabilities
Investments in domestic affiliates	(5)	(8)
Total gross deferred tax liabilities	(5)	(8)
Net deferred tax assets	$39	$41

At December 31, 2018, we have aggregate gross domestic and foreign net operating loss and capital loss carryovers of approximately $60 million. We have deferred tax assets related to these domestic and foreign loss carryovers of approximately $17 million, with a valuation allowance of approximately $11 million. Our Canadian net operating loss carryovers expire through 2035, and our Canadian capital loss carryover has no expiration date. Our domestic capital loss carryover expires in 2023. Our Brazil net operating loss carryovers have no expiration date. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $11 million, of $44 million.

Our U.S. and foreign income from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2018	2017	2016
U.S. income	$887	$593	$763
Foreign income	414	58	48
Total	$1,301	$651	$811

The provision for income taxes from continuing operations consists of (in millions):

		Year ended December 31,
		2018	2017	2016
Current	—Federal	$79	$17	$—
	—State	30	6	1
	—Foreign	37	19	12
		146	42	13
Deferred	—Federal	2	32	24
	—State	1	4	6
	—Foreign	1	2	(3)
		4	38	27
Income tax provision – continuing operations		$150	$80	$40

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% in 2018 (35% in 2017 and 2016) and the actual income tax provision recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Statutory federal income tax provision	$273	$228	$284
Adjustment for nontaxable income of Host Inc.	(192)	(190)	(260)
State income tax provision, net	31	10	7
Remeasurement of domestic net deferred tax assets	—	11	—
Foreign income tax provision	38	21	9
Income tax provision	$150	$80	$40

Cash paid for income taxes, net of refunds received, was $82 million, $40 million, and $15 million in 2018, 2017, and 2016, respectively.

A reconciliation of the beginning and ending balances of our unrecognized tax benefits is as follows (in millions):

	2018	2017
Balance at January 1	$11	$11
Balance at December 31	$11	$11

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision calculated at the statutory U.S. federal income tax rate of 21% (35% in 2017) and the actual income tax provision recorded each year.

We expect a decrease to the balance of unrecognized tax benefits within 12 months of the reporting date of approximately $3 million. As of December 31, 2018, the tax years that remain subject to examination by major tax jurisdictions generally include 2015-2018. There were no material interest or penalties recorded for the years ended December 31, 2018, 2017, and 2016.

8.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Ground Leases

As of December 31, 2018, all or a portion of 25 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts.

Other Lease Information

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $7 million as of December 31, 2018. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes those entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization expense applicable to capitalized leases is included in depreciation expense.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future minimum annual rental commitments required under non-cancelable operating leases for which we are the lessee (in millions):

As of December 31, 2018
2019	$46
2020	44
2021	43
2022	40
2023	37
Thereafter	1,309
Total minimum lease payments	$1,519

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $6 million that are payable to us under non-cancelable subleases.

Rent expense is included in other property-level expenses and consists of (in millions):

	Year ended December 31,
	2018	2017	2016
Minimum rentals on operating leases	$45	$46	$45
Additional rentals based on sales	38	38	38
Less: sublease rentals	(1)	(1)	(2)
	$82	$83	$81

9.	Employee Stock Plans

Upon the issuance of Host Inc.’s common stock under either of the two stock-based compensation plans described below, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the Employee Stock Purchase Plan. At December 31, 2018, there were approximately 13 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

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

During 2018, 2017 and 2016, we recorded stock-based compensation expense of approximately $14 million, $11 million and $12 million, respectively. Shares granted in 2018, 2017 and 2016 totaled 1.2 million, 1.5 million and 2.3 million, respectively, while 0.8 million, 0.6 million and 1.2 million shares, respectively, vested during those years.

Senior Executive Plan

During 2018, Host Inc. granted 1.1 million RSU awards under the 2009 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2018 through 2020 if performance is at the “high” level of achievement and, for time based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 0.9 million RSUs were unvested at December 31, 2018. Total unrecognized compensation cost related to unvested RSU awards that vest through 2020 is approximately $9 million. Prior to 2017, all restricted stock awards were fully vested.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSU awards

Vesting of RSUs awarded in 2018 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our performance against certain annual strategic objectives. Approximately 33% of the RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 33% of the RSUs are based on the satisfaction of the TSR compared to (i) the NAREIT index, (ii) the Standard & Poor’s index, and (iii) a Selected Lodging Company index that serves as a relevant industry/asset specific measurement to our competitors and vest following a three year performance period; and the remaining 34% are based on our performance against certain strategic objectives and vest on an annual basis. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.

We value the time based awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released, which is 100% of the time based awards. We also value the strategic objective awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released; however, as a result of the strategic objective awards’ performance conditions, we reevaluate the percentage based on the probability of meeting the performance conditions each period. We value the TSR awards using the economic theory that is the basis for all valuation models, including Binominal, Black-Scholes, exotic options formulas, and Monte Carlo valuations, with the following assumptions, to determine the fair value of the awards granted in 2018.

	2018 Award Grants
	NAREIT index	Standard & Poor's index	Selected Lodging Company index
Grant date stock price	$18.75	$18.75	$18.75
Volatility	26.2%	26.2%	26.2%
Beta	1.149	1.214	1.016
Risk-free rate - three year award	2.32%	2.32%	2.32%

	2017 Award Grants
	NAREIT index	Standard & Poor's index	Selected Lodging Company index
Grant date stock price	$18.56	$18.56	$18.56
Volatility	25.2%	25.2%	25.2%
Beta	1.178	1.182	1.006
Risk-free rate - one year award	0.82%	0.82%	0.82%
Risk-free rate - two year award	1.20%	1.20%	1.20%
Risk-free rate - three year award	1.48%	1.48%	1.48%

In making these assumptions, we base the expected volatility on the historical volatility over three years using daily stock price observations. The beta is calculated by comparing the risk of our stock to the risk of the applicable peer group index, using three years of daily price data. We base the risk-free rate on the Treasury bond yields corresponding to the length of each performance period as reported by the Federal Reserve.

The payout schedule for the TSR awards is as follows, with linear interpolation for points between the 30th and 75th percentiles.

TSR Percentile Ranking	Payout (% of Maximum)
At or above 75th percentile	100%
50th percentile	50
30th percentile	25
Below 30th percentile	0

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2018, 2017 and 2016, we recorded compensation expense of approximately $12 million, $9 million and $10 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2018:

	Year ended December 31,
	2018		2017		2016
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Balance, at beginning of year	0.7	$14	—	$—	—	$—
Granted	1.1	16	1.4	15	1.6	18
Vested (1)	(0.7)	17	(0.5)	20	(0.6)	19
Forfeited/expired	(0.2)	17	(0.2)	20	(1.0)	19
Balance, at end of year	0.9	14	0.7	14	—	—
Issued in calendar year (1)	0.3	20	0.3	19	0.2	15
___________
(1)

Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.3 million shares issued in 2018 include shares vested at December 31, 2017, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $4.8 million, $4.9 million and $2.4 million for 2018, 2017 and 2016, respectively.

Stock Option Awards

Beginning in 2017, we no longer grant stock option awards as part of the 2009 Comprehensive Plan. As of December 31, 2018, 0.4 million shares of stock option awards were outstanding and exercisable, with a weighted average remaining life of 6 years and a weighted average exercise price of $19.35 per share. During 2018, 2017 and 2016, we received proceeds of $3 million, $7 million and $4 million, respectively, from the exercise of stock options. During 2016, stock option compensation expense was $1.5 million and all stock option awards outstanding are fully vested.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2018, 2017 and 2016, we granted 136,000 shares, 69,000 shares and 118,000 shares, respectively, under both of these programs and recorded expense of $1.9 million, $1.7 million and $1.6 million, respectively.

10.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2018.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Dispositions

We disposed of four hotels in 2018, four hotels in 2017 and ten hotels in 2016 and recorded gains on sales of approximately $279 million, $99 million and $243 million, respectively. In connection with the sale of the Hilton Melbourne South Wharf in 2017, we recorded Australian capital gain tax of $17 million that was paid on the gain on sale.

Additionally, on September 21, 2018, we sold the New York Marriott Marquis retail and theater commercial units and the related signage areas of the hotel (the “Retail”) to Vornado Realty Trust for a sale price of $442 million and recorded a gain of approximately $386 million, which is net of the non-cash incurrence of a liability of approximately $35 million related to Vornado’s contractual right to future real estate tax rebates. Substantially all of the net proceeds from the sale of the Retail were used to close out a reverse like-kind exchange structure established in connection with the acquisition of the Hyatt portfolio in March 2018. We elected to pay U.S. and applicable state capital gain tax of approximately $16 million on the capital gain generated by the sale proceeds not used to close out the reverse like-kind exchange rather than distribute the capital gain to our stockholders.

At December 31, 2018, the Westin New York Grand Central was classified as held for sale. Subsequent to year end, we sold the hotel for $302 million, including approximately $20 million of FF&E replacement funds that were retained by us.

12.	Acquisitions

Asset Acquisitions

In March 2018, we acquired the 301-room Andaz Maui at Wailea Resort, 668-room Grand Hyatt San Francisco, and 454-room Hyatt Regency Coconut Point Resort and Spa for a total purchase price of $1 billion. In March 2017, we purchased the ground lease at the Miami Marriott Biscayne Bay for $38 million.

Subsequent to year end, on February 14, 2019, we acquired the 429-room 1 Hotel South Beach for $610 million.

Business Combinations

In 2017, we acquired the 347-room Don CeSar, including the adjacent Beach House Suites, for $214 million and the 305-room W Hollywood for $219 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.Fair Value Measurements

Impairment

During 2018, we recorded an impairment expense of $8 million related to the W New York, $13 million related to the W New York – Union Square and $23 million related to the Westin New York Grand Central based on the expected sale proceeds of the properties, which is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy. The W New York and W New York – Union Square hotels were sold during 2018 and the Westin New York Grand Central is classified as held-for-sale as of December 31, 2018. The fair value of the Westin New York Grand Central, less costs to sell, at December 31, 2018 was $270 million.

During 2018, we also recorded an impairment expense of $216 million related to the Sheraton New York Times Square Hotel based on a range of sale prices currently being negotiated with a potential buyer, which is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy. The fair value of the Sheraton New York Times Square Hotel following the impairment was $495 million.

In 2017, we recorded an impairment expense of $43 million related to the W New York. The fair value was based on the expected sale proceeds of the property, which is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy. The property was sold in 2018.

Impairment expense for 2018 and 2017 is recorded in depreciation and amortization on the Consolidated Statements of Operations.

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

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,782	$2,808	$2,778	$2,932
Credit facility (Level 2)	1,049	1,055	1,170	1,178
Other debt, excluding capital leases (Level 2)	5	5	5	5

14.	Relationship with Marriott International

We have entered into various agreements with Marriott, including those for the management or franchise of approximately 75% of our hotels (as measured by revenues) and certain limited administrative services.

In 2018, 2017 and 2016, we paid Marriott $200 million, $199 million and $159 million, respectively, of hotel management fees and approximately $11.7 million, $9.7 million and $4.6 million, respectively, of franchise fees.

15.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operations under the designated brand. Hotels managed or franchised by Marriott and Hyatt represent 75% and 17% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, control the working capital, and provide other administrative and accounting support services

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the hotels. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

We are obligated to provide the manager with sufficient funds, generally 4-5% of the revenue generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which normally are capitalized, and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our retail and office spaces) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our international operations consist of hotels in two countries as of December 31, 2018. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2018		2017		2016
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,417	$9,651	$5,260	$9,548	$5,259	$9,913
Australia	—	—	19	—	34	85
Brazil	19	49	22	59	34	63
Canada	67	60	59	71	54	71
Chile	—	—	—	—	9	—
Mexico	21	—	27	14	29	13
New Zealand	—	—	—	—	11	—
Total	$5,524	$9,760	$5,387	$9,692	$5,430	$10,145

17.	Legal Proceedings, Guarantees and Contingencies

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of December 31, 2018 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

Hurricane Loss Contingency

All of our hotels in Houston and Florida were affected by Hurricanes Harvey and Irma in August and September 2017, respectively. All four of our hotels in Houston were able to remain operational during the hurricane. In Florida, due to evacuation mandates and loss of commercial power, seven of our nine properties were closed for a period of time. We still are evaluating the property and business interruption impact to our hotels. However, our current estimate of the book value of the property and equipment written off, and the related repairs and cleanup costs, is approximately $33 million and have recorded a corresponding insurance receivable of $33 million. We believe our insurance coverage should be sufficient to cover a substantial portion of the property damage to the hotels and the near-term loss of business. As of December 31, 2018, we have received $14 million of property insurance proceeds related to these claims, reducing the receivable to $19 million. Additionally, in 2018 and 2017, we received $7 million and $8 million of business interruption proceeds, respectively, related to the disruption from the hurricanes, which is included in gain on insurance and business interruption settlements on our consolidated statements of operations.

Guarantees and Contingencies

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

18.	Quarterly Financial Data (unaudited)
	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,346	$1,518	$1,299	$1,361
Operating profit (loss)	171	263	(92)	188
Net income	256	211	378	306
Net income attributable to Host Hotels & Resorts, Inc.	253	209	322	303
Basic earnings per common share	.34	.28	.43	.41
Diluted earnings per common share	.34	.28	.43	.41
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	256	211	325	307
Basic earnings per common unit	.35	.29	.44	.42
Diluted earnings per common unit	.35	.29	.44	.42

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,348	$1,441	$1,254	$1,344
Operating profit	171	244	127	134
Net income	161	212	105	93
Net income attributable to Host Hotels & Resorts, Inc.	158	210	104	92
Basic earnings per common share	.21	.28	.14	.12
Diluted earnings per common share	.21	.28	.14	.12
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	160	212	106	93
Basic earnings per common unit	.22	.29	.14	.13
Diluted earnings per common unit	.22	.29	.14	.13
___________

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2019 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Executive Officers of the Registrant” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

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

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

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

10.7	Reserved

10.8

Form of Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.7 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018).

10.9

Form of 2017 Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.8 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017).

10.10

Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.11

Distribution Agreement, dated May 25, 2018, among Host Hotels & Resorts, Inc., J.P. Morgan Securities LLC, BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.1 to Host Hotels & Resorts, Inc. Current Report on Form 8-K, filed May 25, 2018).

10.12*	Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of December 15, 2009, as further amended through December 14, 2018.

10.13

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2018, 2017 and 2016, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 25, 2019	By:	/s/ MICHAEL D. BLUHM
Michael D. Bluhm Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2019
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019
James F. Risoleo

/s/ MICHAEL D. BLUHM	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Michael D. Bluhm

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2019
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 25, 2019
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 25, 2019
Sheila C. Bair

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 25, 2019
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 25, 2019
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 25, 2019
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 25, 2019
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2019
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2019
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2019
A. William Stein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 25, 2019	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ MICHAEL D. BLUHM
Michael D. Bluhm Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2019
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019
James F. Risoleo

/s/ MICHAEL D. BLUHM	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Michael D. Bluhm

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2019
Brian G. Macnamara

/s/ MARY L. BAGLIVO	Director	February 25, 2019
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 25, 2019
Sheila C. Bair

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 25, 2019
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 25, 2019
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 25, 2019
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 25, 2019
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2019
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2019
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2019
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2018				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
Andaz Maui at Wailea Resort	—	151	255	—	—	151	255	406	6	—	2018	38
Atlanta Marriott Suites Midtown	—	—	26	14	—	—	40	40	24	—	1996	40
Axiom Hotel	—	36	38	40	—	36	78	114	13	—	2014	33
Boston Marriott Copley Place	—	—	203	83	—	—	286	286	150	—	2002	40
Calgary Marriott Downtown	—	5	18	47	(5)	5	60	65	34	—	1996	40
Chicago Marriott Suites Downers Grove	—	2	14	14	—	2	28	30	16	—	1996	40
Chicago Marriott Suites O'Hare	—	5	36	23	—	5	59	64	30	—	1998	40
Coronado Island Marriott Resort & Spa	—	—	53	49	—	—	102	102	61	—	1997	40
Costa Mesa Marriott	—	3	18	10	—	3	28	31	18	—	1996	40
Courtyard Chicago Downtown/River North	—	7	27	16	—	7	43	50	31	—	1992	40
Denver Marriott Tech Center Hotel	—	6	26	83	—	6	109	115	57	—	1994	40
Denver Marriott West	—	—	12	15	—	—	27	27	23	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	18	—	—	104	104	43	—	2004	40
Gaithersburg Marriott Washingtonian Center	—	7	22	14	—	7	36	43	25	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	31	—	8	119	127	66	—	1998	40
Grand Hyatt San Francisco	—	52	331	1	—	53	331	384	8	—	2018	34
Grand Hyatt Washington	—	154	247	39	—	154	286	440	73	—	2012	33
Hilton Singer Island Oceanfront/Palm Beaches Resort	—	2	10	22	—	2	32	34	25	—	1994	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	92	—	—	102	102	68	—	1984	40
Houston Marriott Medical Center	—	—	19	37	—	—	56	56	38	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	3	—	12	123	135	24	—	2013	34
Hyatt Regency Cambridge	—	18	84	18	—	19	101	120	61	—	1998	40
Hyatt Regency Coconut Point Resort & Spa	—	33	185	1	—	33	186	219	5	—	2018	36
Hyatt Regency Maui Resort & Spa	—	92	212	73	—	81	296	377	131	—	2003	40
Hyatt Regency Reston	—	11	78	29	—	12	106	118	59	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	111	—	20	226	246	113	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	44	—	40	274	314	110	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	31	—	16	52	68	39	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	3	(25)	5	15	20	4	—	2010	40
JW Marriott Houston by the Galleria	—	4	26	49	—	6	73	79	44	—	1994	40
JW Marriott Washington, DC	—	26	98	65	—	26	163	189	97	—	2003	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2018

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2018				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Manchester Grand Hyatt San Diego	—	—	548	65	—	—	613	613	175	—	2011	35
Marina del Rey Marriott	—	—	13	36	—	—	49	49	30	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	386	—	—	588	588	316	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	40	—	38	67	105	54	—	1998	40
Minneapolis Marriott City Center	—	34	27	44	—	34	71	105	62	—	1995	40
New Orleans Marriott	—	16	96	141	—	16	237	253	163	—	1996	40
New York Marriott Downtown	—	19	79	49	—	19	128	147	86	—	1997	40
New York Marriott Marquis	—	49	552	49	—	49	601	650	477	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	48	—	—	78	78	53	—	1984	40
Newport Beach Marriott Bayview	—	6	14	12	—	6	26	32	18	—	1988	40
Newport Beach Marriott Hotel & Spa	—	11	13	117	—	8	133	141	89	—	1988	40
Orlando World Center Marriott	—	18	157	392	—	29	538	567	308	—	1997	40
Philadelphia Airport Marriott	—	—	42	19	—	—	61	61	38	—	1995	40
Residence Inn Arlington Pentagon City	—	6	29	12	—	6	41	47	26	—	1996	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	—	(27)	10	23	33	4	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	88	—	—	174	174	110	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	36	—	6	81	87	50	—	1995	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	33	—	6	53	59	34	—	1994	40
San Francisco Marriott Marquis	—	—	278	138	—	—	416	416	294	—	1989	40
San Ramon Marriott	—	—	22	25	—	—	47	47	30	—	1996	40
Santa Clara Marriott	—	—	39	67	—	—	106	106	89	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	9	—	8	57	65	23	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	12	—	3	32	35	21	—	1996	40
Sheraton Boston Hotel	—	42	262	73	—	42	335	377	138	—	2006	40
Sheraton New York Times Square Hotel	—	346	409	(109)	—	346	300	646	168	—	2006	40
Sheraton Parsippany Hotel	—	8	30	23	—	8	53	61	25	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	41	—	—	369	369	135	—	2006	40
Swissôtel Chicago	—	29	132	97	—	30	228	258	109	—	1998	40
Tampa Airport Marriott	—	—	9	25	—	—	34	34	30	—	1971	40
The Camby Hotel	—	10	63	29	—	10	92	102	50	—	1998	40
The Don CeSar	—	46	158	2	—	46	160	206	10	—	2017	34
Fairmont Kea Lani, Maui	—	55	294	67	—	55	361	416	151	—	2004	40
The Logan	—	26	60	72	—	27	131	158	64	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2018

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2018				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Phoenician, A Luxury Collection Resort	—	72	307	104	—	74	409	483	55	—	2015	32
The Ritz-Carlton, Amelia Island	—	25	115	87	—	25	202	227	114	—	1998	40
The Ritz-Carlton, Marina del Rey	—	—	52	38	—	—	90	90	57	—	1997	40
The Ritz-Carlton, Naples	—	19	126	164	—	21	288	309	178	—	1996	40
The Ritz-Carlton Golf Resort, Naples	—	22	10	83	—	22	93	115	38	2002	—	40
The Ritz-Carlton, Tysons Corner	—	—	89	37	—	—	126	126	69	—	1998	40
The St. Regis Houston	—	6	33	21	—	6	54	60	28	—	2006	40
The Westin Buckhead Atlanta	—	5	84	34	—	6	117	123	64	—	1998	40
The Westin Chicago River North	—	33	116	13	—	33	129	162	30	—	2010	40
The Westin Cincinnati	—	—	54	19	—	—	73	73	31	—	2006	40
The Westin Denver Downtown	—	—	89	21	—	—	110	110	42	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	16	—	16	96	112	39	—	2006	40
The Westin Indianapolis	—	12	100	18	—	12	118	130	44	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	28	—	100	308	408	101	—	2006	40
The Westin Los Angeles Airport	—	—	102	26	—	—	128	128	50	—	2006	40
The Westin Mission Hills Resort & Spa	—	40	47	(37)	—	13	37	50	26	—	2006	40
The Westin Seattle	—	39	175	40	—	39	215	254	78	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	46	—	2006	40
The Westin Waltham Boston	—	9	59	21	—	9	80	89	32	—	2006	40
The Whitley, A Luxury Collection Hotel, Atlanta Buckhead	—	14	81	75	—	15	155	170	100	—	1996	40
Toronto Marriott Downtown Eaton Centre Hotel	—	—	27	33	(4)	—	56	56	34	—	1995	40
W Hollywood	—	—	204	—	—	—	204	204	13	—	2017	35
W Seattle	—	11	125	12	—	11	137	148	46	—	2006	40
Washington Dulles Airport Marriott	—	—	3	46	—	—	49	49	41	—	1970	40
Washington Marriott at Metro Center	—	20	24	29	—	20	53	73	39	—	1994	40
Westfields Marriott Washington Dulles	—	7	32	21	—	7	53	60	36	—	1994	40
YVE Hotel Miami	—	15	41	2	—	15	43	58	7	—	2014	33
Total hotels:	—	1,987	9,413	4,189	(61)	1,955	13,573	15,528	6,364
Other properties, each less than 5% of total	—	5	1	12	—	5	13	18	9	—	various	40
TOTAL	$—	$1,992	$9,414	$4,201	$(61)	$1,960	$13,586	$15,546	$6,373

(1) Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2018

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2018, 2017 and 2016 is as follows:

Balance at December 31, 2015	$15,516
Additions:
Acquisitions	58
Capital expenditures and transfers from construction-in-progress	510
Deductions:
Dispositions and other	(331)
Assets held for sale	(223)
Balance at December 31, 2016	15,530
Additions:
Acquisitions	447
Capital expenditures and transfers from construction-in-progress	191
Deductions:
Dispositions and other	(567)
Impairments	(43)
Assets held for sale	(95)
Balance at December 31, 2017	15,463
Additions:
Acquisitions	1,013
Capital expenditures and transfers from construction-in-progress	249
Deductions:
Dispositions and other	(551)
Impairments	(260)
Assets held for sale	(368)
Balance at December 31, 2018	$15,546
(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2018, 2017 and 2016 is as follows:

Balance at December 31, 2015	$5,666
Depreciation and amortization	572
Dispositions and other	(159)
Depreciation on assets held for sale	(130)
Balance at December 31, 2016	5,949
Depreciation and amortization	563
Dispositions and other	(247)
Depreciation on assets held for sale	7
Balance at December 31, 2017	6,272
Depreciation and amortization	546
Dispositions and other	(344)
Depreciation on assets held for sale	(101)
Balance at December 31, 2018	$6,373
(C)	The aggregate cost of real estate for federal income tax purposes is approximately $10,458 million at December 31, 2018.
(D)	The total cost of properties excludes construction-in-progress properties.