Form 10-Q
period 2019-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2019-05-03
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	53-008595 52-2095412 (I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value	HST	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None	None

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

As of May 1, 2019 there were 740,893,637 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(in millions, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$10,296	$9,760
Right-of-use assets	616	—
Assets held for sale	31	281
Due from managers	145	71
Advances to and investments in affiliates	54	48
Furniture, fixtures and equipment replacement fund	191	213
Other	162	175
Cash and cash equivalents	1,082	1,542
Total assets	$12,577	$12,090

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,783	$2,782
Credit facility, including term loans of $998	1,051	1,049
Other debt	28	6
Total debt	3,862	3,837
Lease liabilities	625	—
Accounts payable and accrued expenses	240	293
Other	183	266
Total liabilities	4,910	4,396

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	147	128

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 740.9 million shares and 740.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,138	8,156
Accumulated other comprehensive loss	(59)	(59)
Deficit	(573)	(610)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,513	7,494
Non-redeemable non-controlling interests—other consolidated partnerships	7	72
Total equity	7,520	7,566
Total liabilities, non-controlling interests and equity	$12,577	$12,090

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2019 and 2018

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2019	2018
REVENUES
Rooms	$857	$844
Food and beverage	433	413
Other	100	89
Total revenues	1,390	1,346
EXPENSES
Rooms	217	224
Food and beverage	285	278
Other departmental and support expenses	327	315
Management fees	54	54
Other property-level expenses	92	98
Depreciation and amortization	170	178
Corporate and other expenses	29	28
Total operating costs and expenses	1,174	1,175
OPERATING PROFIT	216	171
Interest income	8	3
Interest expense	(43)	(44)
Gain on sale of assets	5	120
Equity in earnings of affiliates	5	10
INCOME BEFORE INCOME TAXES	191	260
Provision for income taxes	(2)	(4)
NET INCOME	189	256
Less: Net income attributable to non-controlling interests	(3)	(3)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$186	$253
Basic earnings per common share	$.25	$.34
Diluted earnings per common share	$.25	$.34

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2019 and 2018

(unaudited, in millions)

	Quarter ended March 31,
	2019	2018
NET INCOME	$189	$256
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	6
Change in fair value of derivative instruments	—	(1)
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	5
COMPREHENSIVE INCOME	189	261
Less: Comprehensive income attributable to non-controlling interests	(3)	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$186	$258

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2019 and 2018

(unaudited, in millions)

	Quarter ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$189	$256
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	170	178
Amortization of finance costs, discounts and premiums, net	2	2
Stock compensation expense	4	3
Gain on sale of assets	(5)	(120)
Equity in earnings of affiliates	(5)	(10)
Change in due from managers	(76)	(63)
Distributions from investments in affiliates	—	4
Changes in other assets	17	7
Changes in other liabilities	(89)	(9)
Net cash provided by operating activities	207	248

INVESTING ACTIVITIES
Proceeds from sales of assets, net	276	181
Advances to and investments in affiliates	(1)	(3)
Acquisitions	(593)	(1,019)
Capital expenditures:
Renewals and replacements	(58)	(86)
Return on investment	(52)	(29)
Property insurance proceeds	—	1
Net cash used in investing activities	(428)	(955)

FINANCING ACTIVITIES
Draws on credit facility	—	310
Dividends on common stock	(186)	(185)
Distributions and payments to non-controlling interests	(70)	(2)
Other financing activities	(5)	(4)
Net cash provided by (used in) financing activities	(261)	119
Effects of exchange rate changes on cash held	—	(1)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(482)	(589)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,274	$520

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2019 and 2018

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$1,082	$323
Restricted cash (included in other assets)	1	1
Cash included in furniture, fixtures and equipment replacement fund	191	196
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,274	$520

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2019	2018
Total interest paid	$39	$38
Income taxes paid	$66	$1

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(in millions)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$10,296	$9,760
Right-of-use assets	616	—
Assets held for sale	31	281
Due from managers	145	71
Advances to and investments in affiliates	54	48
Furniture, fixtures and equipment replacement fund	191	213
Other	162	175
Cash and cash equivalents	1,082	1,542
Total assets	$12,577	$12,090

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,783	$2,782
Credit facility, including term loans of $998	1,051	1,049
Other	28	6
Total debt	3,862	3,837
Lease liabilities	625	—
Accounts payable and accrued expenses	240	293
Other	183	266
Total liabilities	4,910	4,396

Limited partnership interests of third parties	147	128

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,571	7,552
Accumulated other comprehensive loss	(59)	(59)
Total Host Hotels & Resorts, L.P. capital	7,513	7,494
Non-controlling interests—consolidated partnerships	7	72
Total capital	7,520	7,566
Total liabilities, limited partnership interest of third parties and capital	$12,577	$12,090

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2019 and 2018

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2019	2018
REVENUES
Rooms	$857	$844
Food and beverage	433	413
Other	100	89
Total revenues	1,390	1,346
EXPENSES
Rooms	217	224
Food and beverage	285	278
Other departmental and support expenses	327	315
Management fees	54	54
Other property-level expenses	92	98
Depreciation and amortization	170	178
Corporate and other expenses	29	28
Total operating costs and expenses	1,174	1,175
OPERATING PROFIT	216	171
Interest income	8	3
Interest expense	(43)	(44)
Gain on sale of assets	5	120
Equity in earnings of affiliates	5	10
INCOME BEFORE INCOME TAXES	191	260
Provision for income taxes	(2)	(4)
NET INCOME	189	256
Less: Net income attributable to non-controlling interests	(1)	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$188	$256
Basic earnings per common unit	$.26	$.35
Diluted earnings per common unit	$.26	$.35

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2019 and 2018

(unaudited, in millions)

	Quarter ended March 31,
	2019	2018
NET INCOME	$189	$256
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	6
Change in fair value of derivative instruments	—	(1)
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	5
COMPREHENSIVE INCOME	189	261
Less: Comprehensive income attributable to non-controlling interests	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$188	$261

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2019 and 2018

(unaudited, in millions)

	Quarter ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$189	$256
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	170	178
Amortization of finance costs, discounts and premiums, net	2	2
Stock compensation expense	4	3
Gain on sale of assets	(5)	(120)
Equity in earnings of affiliates	(5)	(10)
Change in due from managers	(76)	(63)
Distributions from investments in affiliates	—	4
Changes in other assets	17	7
Changes in other liabilities	(89)	(9)
Net cash provided by operating activities	207	248

INVESTING ACTIVITIES
Proceeds from sales of assets, net	276	181
Advances to and investments in affiliates	(1)	(3)
Acquisitions	(593)	(1,019)
Capital expenditures:
Renewals and replacements	(58)	(86)
Return on investment	(52)	(29)
Property insurance proceeds	—	1
Net cash used in investing activities	(428)	(955)

FINANCING ACTIVITIES
Draws on credit facility	—	310
Distributions on common OP units	(188)	(187)
Distributions and payments to non-controlling interests	(68)	—
Other financing activities	(5)	(4)
Net cash provided by (used in) financing activities	(261)	119
Effects of exchange rate changes on cash held	—	(1)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(482)	(589)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,274	$520

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2019 and 2018

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$1,082	$323
Restricted cash (included in other assets)	1	1
Cash included in furniture, fixtures and equipment replacement fund	191	196
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,274	$520

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2019	2018
Total interest paid	$39	$38
Income taxes paid	$66	$1

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2019, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of March 31, 2019, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	88
Brazil	3
Canada	2
Total	93

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2018.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2019, and the results of our operations and cash flows for the quarters ended March 31, 2019 and 2018, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards

Leases. On January 1, 2019, we adopted Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842), as amended, which affects aspects of accounting for lease agreements. Under the new standard, all leases in which we are the lessee, including operating leases, are recognized as lease assets and lease liabilities on the balance sheet. However, the adoption did not materially affect our statements of operations or statements of cash flows. For lease agreements in which we are the lessor, we have analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these revenues. Rooms revenues, which constitute the majority of our revenues, are considered short term leases. Additionally, we earn revenues from retail and office leases at our properties, which is included in other revenue. We adopted the standard using the effective date transition method with a cumulative-effect adjustment in the period of adoption. The standard provided several optional practical expedients for use in transition. We elected to use what the Financial Accounting Standards Board (“FASB”) has deemed the “package of practical expedients,” which allowed us not to reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs, and we elected not to reassess previous conclusions about land easements. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. Upon adoption, we recognized a right of use (“ROU”) asset and a related lease liability of $619 million and $628 million, respectively, with the prior year’s straight-line rent liability of $9 million reducing the ROU asset.

3.	Earnings Per Common Share (Unit)

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 7.6 million common OP units, which are convertible into 7.7 million common shares, that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2019	2018
Net income	$189	$256
Less: Net income attributable to non-controlling interests	(3)	(3)
Net income attributable to Host Inc.	$186	$253

Basic weighted average shares outstanding	740.6	739.2
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.2	0.4
Diluted weighted average shares outstanding	740.8	739.6

Basic earnings per common share	$.25	$.34
Diluted earnings per common share	$.25	$.34

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2019	2018
Net income	$189	$256
Less: Net income attributable to non-controlling interests	(1)	—
Net income attributable to Host L.P.	$188	$256

Basic weighted average units outstanding	732.5	731.9
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.2	0.3
Diluted weighted average units outstanding	732.7	732.2

Basic earnings per common unit	$.26	$.35
Diluted earnings per common unit	$.26	$.35

4.	Revenue

Substantially all of our operating results represent revenues and expenses generated by property-level operations. Payments are due from customers when services are provided to them. Due to the short-term nature of our contracts and the almost concurrent receipt of payment, we have no material unearned revenue at quarter end. We collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenues. While we do not consider the following division by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 12 – Geographic Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2019	2018
San Francisco/San Jose	$135	$107
San Diego	129	133
Florida Gulf Coast	121	98
Phoenix	109	97
Maui/Oahu	104	81
New York	103	161
Washington, D.C. (Central Business District)	75	73
Orlando	70	70
Boston	54	54
Atlanta	46	42
Los Angeles	45	47
Miami	42	19
Northern Virginia	36	36
Houston	31	32
San Antonio	31	30
Orange County	30	29
New Orleans	30	28
Jacksonville	28	23
Chicago	27	30
Seattle	24	25
Denver	19	18
Philadelphia	18	19
Other	64	68
Domestic	1,371	1,320
International	19	26
Total	$1,390	$1,346

5.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the federal income tax prohibition on a REIT’s ability to derive revenue directly from the operations of a hotel.

Ground Leases

As of March 31, 2019, all or a portion of 25 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 80% of our 2019 minimum lease payments and 99% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rentals based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset, as these payments now represent an increase in the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Subsequent to the initial adoption of the new standard, such amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.

Office Leases and Other

We have office leases for our headquarters office in Bethesda, which expires in 2022, as well as two satellite offices in Miami and San Diego, which expire in 2022 and 2021, respectively, with no renewal options. Our leasing activity also includes leases entered into by our hotels for various types of equipment that historically have been accounted for either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. As we have elected to use the package of practical expedients, all existing capital leases now are classified as finance leases, which total $1 million at March 31, 2019.

As disclosed in Note 2 – Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the effective date transition method. As a result, disclosures required under the new standard will not be provided for dates or periods prior to January 1, 2019. For the comparative periods, we will provide disclosures required by ASC 840, Leases.

The following table presents lease cost and other information for the quarter ended March 31, 2019 (in millions):

Quarter ended March 31, 2019
Lease cost
Operating lease cost	$12
Variable lease cost	9
Total lease cost	$21

Other information
Operating cash flows used for operating leases	$12
Weighted-average remaining lease term - operating leases	45 years
Weighted-average discount rate - operating leases	5.4%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability in the statement of financial position for the quarter ended March 31, 2019 (in millions):

	Quarter ended March 31, 2019
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	4.0%	5.4%
April 1, 2019 - December 31, 2019	$28	$6	$34
2020	37	7	44
2021	37	6	43
2022	37	3	40
2023	37	—	37
Thereafter	1,513	—	1,513
Total undiscounted cash flows	$1,689	$22	$1,711

Present values
Long-term lease liabilities	$604	$21	$625
Total lease liabilities	$604	$21	$625
Difference between undiscounted cash flows and discounted cash flows	$1,085	$1	$1,086

The following table presents the future minimum annual rental commitments, excluding renewal periods, as of December 31, 2018, for which we are the lessee, required under non-cancelable operating leases in accordance with ASC 840, under which we report prior to January 1, 2019 (in millions):

As of December 31, 2018
2019	$46
2020	44
2021	43
2022	40
2023	37
Thereafter	1,309
Total minimum lease payments	$1,519

6.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2019	December 31, 2018
Land and land improvements	$2,127	$1,960
Buildings and leasehold improvements	14,076	13,586
Furniture and equipment	2,418	2,411
Construction in progress	193	220
	18,814	18,177
Less accumulated depreciation and amortization	(8,518)	(8,417)
	$10,296	$9,760

n

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Debt

Credit Facility. As of March 31, 2019, we had $944 million of available capacity under the revolver portion of our credit facility.

8.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2018	$7,494	$72	$7,566	$128
Net income	186	1	187	2
Issuance of common stock for comprehensive stock plans, net	(2)	—	(2)	—
Dividends declared on common stock	(148)	—	(148)	—
Distributions to non-controlling interests	—	(67)	(67)	(2)
Changes in ownership and other	(17)	1	(16)	19
Balance, March 31, 2019	$7,513	$7	$7,520	$147

	Equity of Host Inc.	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	253	—	253	3
Issuance of common stock for comprehensive stock plans, net	(1)	—	(1)	—
Dividends declared on common stock	(148)	—	(148)	—
Distributions to non-controlling interests	—	—	—	(2)
Changes in ownership and other	12	—	12	(12)
Other comprehensive income	5	—	5	—
Cumulative effect of accounting change	5	—	5	—
Balance, March 31, 2018	$7,099	$29	$7,128	$156

Capital of Host L.P.

As of March 31, 2019, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are held by third party limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

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

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2018	$7,494	$72	$7,566	$128
Net income	186	1	187	2
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	(2)	—	(2)	—
Distributions declared on common OP units	(148)	—	(148)	(2)
Distributions to non-controlling interests	—	(67)	(67)	—
Changes in ownership and other	(17)	1	(16)	19
Balance, March 31, 2019	$7,513	$7	$7,520	$147

	Capital of Host L.P.	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2017	$6,973	$29	$7,002	$167
Net income	253	—	253	3
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	(1)	—	(1)	—
Distributions declared on common OP units	(148)	—	(148)	(2)
Changes in ownership and other	12	—	12	(12)
Other comprehensive income	5	—	5	—
Cumulative effect of accounting change	5	—	5	—
Balance, March 31, 2018	$7,099	$29	$7,128	$156

Dividends/Distributions

On February 19, 2019, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2019 to stockholders of record as of March 29, 2019. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

9.	Dispositions

During the first quarter, we sold The Westin New York Grand Central for $302 million, including approximately $20 million of FF&E funds, and recorded a gain on sale of $3 million. Subsequent to quarter end, we sold The Westin Mission Hills Golf Resort & Spa for $27 million. The hotel is classified as held for sale as of March 31, 2019.

10. Acquisitions

On February 14, 2019, we acquired the fee simple interest in the 429-room 1 Hotel South Beach for a total purchase price of $610 million. Consideration included the issuance of $23 million of preferred OP units that are included in debt, as they are redeemable at the option of the holder, and $3 million of common OP units which are non-cash investing and financing activities.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Fair Value Measurements

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

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,783	$2,868	$2,782	$2,808
Credit facility (Level 2)	1,051	1,056	1,049	1,055

E

12.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Accordingly, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of March 31, 2019. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2019	2018	2019	2018
United States	$1,371	$1,320	$10,189	$9,651
Brazil	6	5	47	49
Canada	13	14	60	60
Mexico	—	7	—	—
Total	$1,390	$1,346	$10,296	$9,760

13.	Non-controlling Interests

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2019	December 31, 2018
Common OP units outstanding (millions)	7.6	7.5
Market price per Host Inc. common share	$18.90	$16.67
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$147	$128
Historical cost (millions)	80	78
Book value (millions) (1)	147	128
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $7 million and $72 million as of March 31, 2019 and December 31, 2018, respectively.

14.	Legal Proceedings

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of March 31, 2019 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

the impact of geopolitical developments outside the United States, such as the pace of economic growth in Europe, the effects of the United Kingdom’s referendum to withdraw from the European Union, escalating trade tensions between the United States and its trading partners such as China, or conflicts in the Middle East, all of which could affect the relative volatility of global credit markets generally, global travel and lodging demand within the United States;

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2019	2018	Change
Total revenues	$1,390	$1,346	3.3%
Net income	189	256	(26.2)%
Operating profit	216	171	26.3%
Operating profit margin under GAAP	15.5%	12.7%	280	bps
EBITDAre and Adjusted EBITDAre (1)	$406	$370	9.7%

Diluted earnings per common share	0.25	0.34	(26.5)%
NAREIT FFO and Adjusted FFO per diluted share (1)	0.48	0.43	11.6%

Comparable Hotel Data:
	2019 Comparable Hotels (2)
	Quarter ended March 31,
	2019	2018	Change
Comparable hotel revenues (1)	$1,184	$1,182	0.2%
Comparable hotel EBITDA (1)	333	326	1.9%
Comparable hotel EBITDA margin (1)	28.1%	27.6%	50	bps
Change in comparable hotel RevPAR - Constant US$	(1.0)%
Change in comparable hotel RevPAR - Nominal US$	(1.1)%
Change in comparable domestic RevPAR	(1.2)%
Change in comparable international RevPAR - Constant US$	11.4%
___________

(1)

EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share and comparable hotel operating results (including comparable hotel revenues and comparable hotel EBITDA and margins) are non-GAAP (U.S. generally accepted accounting principles) financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)	Comparable hotel operating statistics for 2019 and 2018 are based on 87 hotels as of March 31, 2019.

N/M=Not meaningful.

Revenue

Total revenues improved $44 million, or 3.3%, for the first quarter, driven by the acquisition of four hotels since March 2018. Comparable revenues increased $2 million, or 0.2%, for the first quarter. For the quarter, comparable revenue per available room (“RevPAR”) on a constant US$ basis declined 1.0% as a result of a decrease in occupancy of 180 basis points, partially offset by a 1.3% increase in average room rate. For the first quarter, comparable food and beverage revenues remained flat, as banquet and audio/visual sales offset a decline in outlet revenue. Comparable other revenues grew by $10 million, or 14%, for the first quarter, due to a combination of higher attrition and cancellation fees and resort and destination fees. The acquisition of four hotels since March 2018, partially offset by the sale of five hotels in 2018 and 2019, resulted in an increase in total revenues of $38 million, or 2.8%, for the first quarter (see “Statement of Operations Results and Trends”).

The strongest markets for the quarter were Atlanta and Jacksonville, which had RevPAR increases of 15.8% and 14.2%, respectively. The improvements primarily were the result of the Super Bowl held in Atlanta in February and strong group business in both markets. Our Phoenix and San Francisco/San Jose properties also outperformed the portfolio, with RevPAR increases of 7.5% and 6.1%, respectively. Phoenix benefited from a strong performance at The Phoenician following its recent repositioning, while San Francisco/San Jose’s growth was due to a strong increase in average room rates, caused by an increase in citywide events after the completion of the Moscone Convention Center expansion. These strong performances were offset by RevPAR declines at our New York and Chicago properties of 13.2% and 11.5%, respectively. New York was affected by the start of renovations at two hotels, while Chicago suffered from weaker transient and group demand. Our San Diego properties also underperformed the portfolio, with a RevPAR decrease of 4.1%, due to a decline in group room nights caused by the government shutdown and fewer citywide events. Washington D. C. (Central Business District, “CBD”) experienced RevPAR growth of 1.2%, despite the government shutdown, due to an increase in transient room nights.

On a constant US$ basis, RevPAR at our comparable international properties improved 11.4% for the first quarter, primarily due to strong transient and group occupancy growth at our Brazil properties.

Operating profit

Operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 280 basis points, to 15.5%, for the first quarter. Operating profit margin for the quarter benefited from the addition of higher margin hotels acquired in 2019 and 2018. The operating profit margin also is affected by several other items, including dispositions, depreciation and corporate expenses. Our comparable hotel EBITDA margin, which excludes these items, increased 50 basis points, to 28.1%, for the first quarter of 2019. The comparable margin improvement was driven by an increase in average room rates, improvements in food and beverage profits due to an increase in productivity, an increase in ancillary revenues, benefits from the Marriott merger with Starwood Hotels, and the receipt of operating profit guarantees provided by Marriott, related to the Marriott transformational capital program.

Net income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income declined $67 million for the quarter, primarily as a result of the decrease in gain on sale of assets, partially offset by the improvement in operating profit. These changes led to a decrease in diluted earnings per share of $0.09, or 26.5%, for the quarter. Adjusted EBITDAre, which excludes gain on sale of assets and impairment expense, increased $36 million for the quarter due to the improvements in operating profit discussed above. Adjusted FFO per diluted share increased $0.05, or 11.6%, for the quarter, primarily reflecting improved operations.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

Outlook

While economic activity remains strong in 2019, downside risks remain. Consensus estimates anticipate real GDP growth of 2.4%, implying growth above the long-term trend, albeit at a slight deceleration from 2018 growth of 2.9%. Similarly, business investment is anticipated to continue increasing above the long-term trend rate, with some deceleration from last year. These economic indicators, coupled with strong consumer confidence and a robust labor market, have the potential to buoy the corporate and leisure transient travel segments. Additionally, while we have seen some deceleration, the growth in corporate profits remains a positive indicator of economic health. However, slower economic growth abroad could limit increase in equity prices, confidence and pricing power. Specifically, political and trade uncertainty, such as U.S./China trade disputes and Great Britain’s exit from the European Union and the stronger U.S. dollar could impact lodging demand.

At the same time, industry supply growth in 2019 is expected to be above the long-term average, but below historical peak levels. Some of our markets, such as New York and Houston, continue to experience above-average supply growth, which has made it more challenging for our operators to grow average rates. Therefore, while we have noted positive economic indicators for overall lodging demand, supply growth and economic uncertainty are expected to constrain overall RevPAR growth for our portfolio.

Based on these trends, we estimate that comparable RevPAR growth for the full year 2019 will be between 0.0% and 2.0% on a constant US$ basis. While the government shutdown impacted our first quarter results, based on solid macroeconomic indicators and booking activity, we expect business travel to improve as the year progresses and for second half of 2019 results to be stronger than the first half. Disruption due to the Marriott International transformational capital program discussed below is anticipated to reduce comparable hotel RevPAR by approximately 45 basis points in 2019 (in addition to disruptions at our non-comparable hotels). However, the estimated effect to earnings caused by this disruption is offset by Marriott’s operating profit guarantees, of which we expect to receive $23 million in 2019. Despite the outlook discussed above, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. economy, changes in travel patterns, increased market volatility, escalating trade tensions and international economic and political instability.

Strategic Initiatives

Acquisitions. During the quarter, we acquired the 429-room 1 Hotel South Beach for $610 million. The resort is the centerpiece of a mixed-use complex that features an additional 155 luxury condominium units whose owners may participate in a rental program with our hotel. The resort features over 600 linear feet of direct beach access, 160,000 square feet of meeting space, eight food and beverage outlets, a spa, a gym, four elevated pools with ocean views, and 23,000 square feet of luxury retail space.

Dispositions. During the quarter, we sold The Westin New York Grand Central hotel for $302 million, including approximately $20 million of FF&E replacement funds that will be retained by us. Subsequent to quarter end, we sold The Westin Mission Hills Golf Resort & Spa for $27 million. The hotel is classified as held for sale as of March 31, 2019.

Capital Projects. For full year 2019, we expect total capital expenditures of $550 million to $625 million. This total amount consists of return on investment (“ROI”) projects of approximately $315 million to $350 million and renewal and replacement expenditures of $235 million to $275 million. ROI projects include approximately $225 million on ten hotels related to the Marriott transformational capital program discussed below.

During the first quarter of 2019, we spent approximately $52 million on ROI capital projects and $58 million on renewal and replacement projects. Significant projects completed during the quarter included a remodeled lobby at The Whitley, Atlanta Buckhead, the renovation of 22,000 square feet of ballroom and meeting space at the Coronado Island Marriott Resort & Spa, and the renovation of the 24,000 square foot lobby at the JW Marriott Washington, DC.

In collaboration with Marriott International, we initiated a transformational capital program in 2018 on 17 properties that is expected to occur over a four-year period. We believe these investments will make these assets more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. To accelerate this process, we agreed to invest amounts in excess of the FF&E reserves required under our management agreements, or approximately an average of $175 million per year, which amounts are included in the forecast range of 2019 capital expenditures reflected above. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $84 million over the four years to offset expected business disruption. Of the 17 properties included in the program, we have started or expect to start on ten in 2019 and four of the properties are expected to be completed in 2019: the San Francisco Marriott Marquis, New York Marriott Downtown, Coronado Island Marriott and the Santa Clara Marriott.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2019	2018	Change
Total revenues	$1,390	$1,346	3.3%
Operating costs and expenses:
Property-level costs (1)	1,145	1,147	(0.2)
Corporate and other expenses	29	28	3.6
Operating profit	216	171	26.3
Interest expense	43	44	(2.3)
Gain on sale of assets	5	120	(95.8)
Provision for income taxes	2	4	(50.0)

Host Inc.:
Net income attributable to non-controlling interests	3	3	—
Net income attributable to Host Inc.	186	253	(26.5)

Host L.P.:
Net income attributable to non-controlling interests	1	—	N/M
Net income attributable to Host L.P.	188	256	(26.6)
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the first quarter of 2019, the results of hotels acquired or sold during the comparable periods impacted our year-over-year comparisons. Comparisons of our operations were affected by the acquisition of the 1 Hotel South Beach in February 2019 and a full quarter of results for the three Hyatt hotels acquired in March 2018. These acquisitions were offset by the sale of the Westin New York Grand Central during the first quarter 2019 as well as the disposition of four hotels in 2018. Due to the seasonality of the properties sold, particularly in New York, their first quarter results reflected an overall net loss. The table below presents the net increase/reduction in revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	Quarter ended March 31,
	2019	2018	Change
Revenues:
Acquisitions	$92	$2	$90
Dispositions	1	53	(52)
Total revenues	$93	$55	$38
Net income (loss) (excluding gain on sale, net of tax):
Acquisitions	$25	$1	$24
Dispositions	3	(10)	13
Net income (loss) (excluding gain on sale, net of tax):	$28	$(9)	$37

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2019	2018	Change
Revenues:
Rooms	$857	$844	1.5%
Food and beverage	433	413	4.8
Other	100	89	12.4
Total revenues	$1,390	$1,346	3.3

Rooms. Total rooms revenues increased $13 million, or 1.5%, for the quarter. Rooms revenues at our comparable hotels decreased $8 million, or 1.1%, for the quarter, due to a decrease in occupancy, disruption from renovations at certain hotels and the effect of the government shutdown. The net effect of our Property Transactions was an increase in rooms revenues of $22 million, or 2.6%, for the quarter.

Food and beverage.  Total food and beverage (“F&B”) revenues increased $20 million, or 4.8%, for the quarter. Comparable F&B revenues remained relatively flat, as an increase in banquet and audio-visual revenues was offset by a decline in restaurant and outlet revenues. The net effect of our Property Transactions increased F&B revenues by $17 million, or 4.1%, for the quarter.

Other revenues. Total other revenues increased $11 million, or 12.4%, for the quarter. At our comparable hotels, other revenues increased $10 million, or 14.0%, for the quarter, primarily due to an increase in amenity fees and cancelation fees. Other revenues earned by hotels we recently acquired offset the loss of lease revenue due to the disposition of the New York Marriott Marquis retail space.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended March 31,
	2019	2018	Change
Expenses:
Rooms	$217	$224	(3.1)%
Food and beverage	285	278	2.5
Other departmental and support expenses	327	315	3.8
Management fees	54	54	—
Other property-level expenses	92	98	(6.1)
Depreciation and amortization	170	178	(4.5)
Total property-level operating expenses	$1,145	$1,147	(0.2)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits expenses account for approximately 57% of the operating expenses at our hotels (excluding depreciation). For the first quarter of 2019, wages and benefit expenses increased slightly more than 1% at our comparable hotels due to an overall increase in general wage rates and benefits, in addition to increases due to changes in state, city or local legislation and collective bargaining agreements. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses declined $7 million, or 3.1%, for the first quarter. Our comparable hotels rooms expenses declined $5 million, or 2.4%, for the quarter, reflecting the decrease in occupancy and lower travel agent commissions. The net effect of our Property Transactions decreased rooms expenses by $2 million, or 0.9%, for the quarter. The increase in total rooms revenues compared to the decline in rooms expenses was a result of the increased profitability of our recently acquired hotels as well as the seasonality of our disposed hotels discussed above.

Food and beverage. F&B expenses increased $7 million, or 2.5%, for the quarter. For our comparable hotels, F&B expenses declined slightly for the quarter, reflecting improved food cost as a percentage of revenues and increased productivity. The net effect of our Property Transactions increased F&B expenses by $7 million, or 2.6%, for the quarter.

Other departmental and support expenses. Other departmental and support expenses increased $12 million, or 3.8%, for the first quarter. On a comparable hotel basis, other departmental and support expenses increased $5 million, or 1.8%, for the quarter, primarily due to wage growth. The net effect of our Property Transactions increased other departmental and support expenses by $8 million, or 2.5%, for the quarter.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, were flat in the first quarter on both a full portfolio and comparable hotel basis. Incentive management fees, which generally are based on the amount of operating profit at each property after we receive a priority return on our investment, increased $2 million, or 11.1%, for the quarter. On a comparable hotel basis, incentive management fees increased $1 million, or 5.7%, for the quarter, reflecting improved operations at certain hotels.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $6 million, or 6.1%, for the quarter. Other property-level expenses at our comparable hotels decreased $5 million, or 6.1%, for the quarter, primarily due to the receipt of operating profit guarantees from Marriott under the transformational capital program, in addition to benefits from synergies of the Marriott merger with Starwood Hotels. The net effect of our Property Transactions increased other property-level expenses by $3 million, or 3.1%, for the quarter.

Depreciation and amortization. Depreciation and amortization expense decreased $8 million, or 4.5%, for the quarter, as a result of the impairment expense recorded in the first quarter of 2018.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2019	2018
General and administrative costs	$25	$25
Non-cash stock-based compensation expense	4	3
Total	$29	$28

Interest expense. Interest expense was relatively flat for the quarter. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2019	2018
Cash interest expense(1)	$41	$42
Non-cash interest expense	2	2
Total interest expense	$43	$44
___________
(1)	Including the change in accrued interest, total cash interest paid was $39 million and $38 million for first quarter of 2019 and 2018, respectively.

Gain on sale of assets.  During the first quarter of 2019 and 2018, we recognized gain on sale of assets of $5 million and $120 million, respectively, each related to the sale of one hotel for the period.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. For the quarter, the income tax provision decreased by $2 million due to a decline in net income for our equity investments.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of March 31, 2019, 87 of our 93 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic location and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Location

The following tables set forth performance information for our comparable hotels by geographic location for the quarters ended March 31, 2019 and 2018, respectively:

Comparable Hotels by Location in Constant US$

	As of March 31, 2019		Quarter ended March 31, 2019			Quarter ended March 31, 2018
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Maui/Oahu	3	1,682	$399.24	89.2%	$356.00	$396.73	91.4%	$362.47	(1.8)%
Jacksonville	1	446	367.78	78.6	289.04	355.15	71.3	253.14	14.2
Phoenix	5	2,163	339.86	84.1	285.90	317.94	83.7	266.02	7.5
Florida Gulf Coast	3	940	328.81	85.0	279.47	323.19	84.6	273.36	2.2
Los Angeles	4	1,726	223.86	86.5	193.59	230.25	89.2	205.41	(5.8)
San Francisco/San Jose	5	2,353	252.45	76.0	191.79	225.49	80.2	180.76	6.1
Miami	2	843	210.99	86.9	183.31	207.22	88.5	183.36	—
San Diego	4	4,341	235.04	77.4	181.93	231.83	81.9	189.78	(4.1)
Washington, D.C. (CBD)	5	3,238	247.89	73.3	181.79	250.33	71.8	179.63	1.2
Atlanta	5	1,936	224.73	77.9	175.00	192.08	78.7	151.15	15.8
New Orleans	1	1,333	209.79	81.6	171.18	197.38	82.7	163.21	4.9
New York	3	4,259	236.38	72.0	170.27	252.47	77.7	196.18	(13.2)
Orlando	1	2,004	208.20	79.0	164.41	210.77	81.6	172.05	(4.4)
San Antonio	2	1,513	196.01	77.4	151.75	198.26	75.7	150.18	1.0
Orange County	4	1,432	193.05	78.2	150.88	192.00	76.3	146.53	3.0
Seattle	2	1,315	194.12	77.4	150.15	201.47	75.1	151.30	(0.8)
Philadelphia	2	810	190.16	78.1	148.48	192.13	83.5	160.48	(7.5)
Houston	4	1,716	182.60	75.8	138.36	178.84	76.5	136.75	1.2
Northern Virginia	5	1,919	189.73	69.6	132.13	186.56	71.7	133.83	(1.3)
Boston	4	3,185	185.32	68.3	126.54	183.76	70.7	129.97	(2.6)
Denver	3	1,340	161.82	64.7	104.75	152.93	67.5	103.26	1.4
Chicago	6	2,393	141.59	62.4	88.30	148.46	67.2	99.80	(11.5)
Other	8	3,596	174.04	70.4	122.54	176.71	72.2	127.59	(4.0)
Domestic	82	46,483	227.85	75.5	172.07	224.59	77.5	174.11	(1.2)

International	5	1,499	143.88	67.6	97.32	141.14	61.9	87.35	11.4
All Locations - Constant US$	87	47,982	225.49	75.3	169.74	222.50	77.0	171.40	(1.0)

Comparable Hotels in Nominal US$
	As of March 31, 2019		Quarter ended March 31, 2019			Quarter ended March 31, 2018
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
International	5	1,499	$143.88	67.6%	$97.32	$153.01	61.9%	$94.70	2.8%
Domestic	82	46,483	227.85	75.5	172.07	224.59	77.5	174.11	(1.2)
All Locations	87	47,982	225.49	75.3	169.74	222.79	77.0	171.63	(1.1)

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

For the quarter, transient and group revenues declined 0.6% and 1.5%, respectively, as both categories experienced a decrease in demand that was partially offset by an increase in rates. Transient demand was down 1.6% for the quarter while rates were up 1%. The decline was driven by a decrease in business travel due to a combination of renovation displacement, a shift in the spring break season and weakness related to the government shutdown. Group demand was down 3.9% for the quarter with rates up 2.5%, with the overall decline primarily due to a decrease in citywide events in some of our largest markets. Contract revenue was up 7.4% for the quarter due to an increase in demand of 1.5% and increase in room rates of 5.8%.

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

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. We have access to multiple types of financing, as substantially all of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotels. We believe that we have sufficient liquidity and access to capital markets in order to take advantage of opportunities to make acquisitions to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On April 15, 2019, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which totaled approximately $148 million. We have no significant debt maturities until 2020.

Capital Resources. As of March 31, 2019, we had $1,082 million of cash and cash equivalents, $191 million in our FF&E escrow reserve and $944 million of available capacity remaining under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

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

In order to have the flexibility to engage in repurchases and/or sales of common stock, depending upon prevailing market conditions, the following programs currently are in place. First, through a distribution agreement entered into in May 2018, we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. No shares were sold in the first quarter of 2019. Additionally, in February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means, including through trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. We have not repurchased any shares under this program.

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Net cash provided by operations decreased $41 million to $207 million for the quarter ended March 31, 2019 compared to the first quarter of 2018 due primarily to the payment of 2018 federal and state corporate income taxes in the first quarter of 2019.

Cash Used in Investing Activities. Net cash used in investing activities was $428 million during the first quarter of 2019 compared to $955 million for the first quarter of 2018. Cash used in investing activities during the first quarter of 2019 consisted of the acquisition of the 1 Hotel South Beach, while the first quarter of 2018 included the acquisition of a portfolio of three Hyatt hotels. We also spent approximately $110 million on capital expenditures for the first quarter of 2019 compared to $115 million in the first quarter of 2018. Cash provided by investing activities consisted of proceeds from the disposition of one hotel in the first quarter in each of 2019 and 2018.

The following tables summarize significant acquisitions and dispositions that have been completed as of May 1, 2019 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
February	2019	1 Hotel South Beach(1)		$(610)
		Total acquisitions		$(610)
___________
(1) Investment includes the issuance of $26 million of preferred and common OP units.

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
April	2019	The Westin Mission Hills Golf Resort & Spa	$27	$27
January	2019	The Westin New York Grand Central	276	302
		Total dispositions	$303
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Used in Financing Activities. In the first quarter of 2019, net cash used in financing activities was $261 million compared to net cash provided by financing activities of $119 million in the first quarter of 2018. Cash used in financing activities in the first quarters of 2019 and 2018 primarily consisted of dividend payments and distributions. Cash provided by financing activities in the first quarter of 2018 included draws on the credit facility.

The following table summarizes significant equity transactions that have been completed through May 1, 2019 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2019	Dividend payments (1)(2)	$(334)
		Cash payments on equity transactions	$(334)
___________
(1)	In connection with the dividend payments, Host L.P. made distributions of $337 million to its common OP unit holders.
(2)	Includes the fourth quarter 2018 dividend that was paid in January 2019.

Debt

As of March 31, 2019, our total debt was $3.9 billion, with a weighted average interest rate of 4.3% and a weighted average maturity of 3.9 years. Additionally, 73% of our debt has a fixed rate of interest and none of our hotels are encumbered by mortgage debt.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of March 31, 2019:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	1.9	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.3	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.9	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of March 31, 2019:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	535%		Minimum ratio of 150%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.5	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of March 31, 2019 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	535%		Minimum ratio of 125%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.5	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F and Series G senior notes and our other senior notes with respect to covenant ratios, our actual ratios for the two sets of senior notes differ slightly.

For additional detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2018.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2019, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should consider the non-controlling interest in the Host L.P. common OP units when analyzing dividend payments by Host Inc. to its stockholders, as these common OP unitholders share, on a pro rata basis, in cash distributed by Host L.P. to all of its common OP unitholders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on April 15, 2019 to stockholders of record on March 29, 2019. The $0.20 per share dividend represents Host Inc.’s intended regular quarterly cash dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income. Any special dividend will be subject to Board approval.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. For a detailed discussion of the new accounting standards, see “Note 2. Summary of Significant Accounting Policies” in this quarterly report.

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the 1 Hotel South Beach in February of 2019. The hotel will not be included in our comparable hotel set until January 1, 2021. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 93 hotels that we owned on March 31, 2019, 87 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 31, 2019 are excluded from comparable hotel results for these periods:

•	Andaz Maui at Wailea Resort (acquired in March 2018);
•	Grand Hyatt San Francisco (acquired in March 2018);
•	Hyatt Regency Coconut Point Resort and Spa (acquired in March 2018);
•	1 Hotel South Beach (acquired in February 2019);

•

The Ritz-Carlton, Naples, removed in the second quarter of 2018 (business interruption due to extensive renovations, including restoration of the façade that required closure of the hotel for over two months, coordinated with renovation and expansion of restaurant areas and renovation to the spa and ballrooms ); and

•	San Francisco Marriott Marquis, removed in the third quarter of 2018 (business interruption due to renovations of guestrooms, ballrooms, meeting space, and extensive renovations of the main lobby).

The operating results of 5 hotels disposed of in 2019 and 2018 are not included in comparable hotel results for the periods presented herein.

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2018 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2019	2018
Net income	$189	$256
Interest expense	43	44
Depreciation and amortization	170	170
Income taxes	2	4
EBITDA	404	474
Gain on dispositions (1)	(2)	(119)
Non-cash impairment expense	—	8
Equity investment adjustments:
Equity in earnings of Euro JV (2)	—	(2)
Equity in earnings of affiliates other than Euro JV	(5)	(8)
Pro rata EBITDAre of Euro JV (2)	—	7
Pro rata EBITDAre of equity investments other than Euro JV	9	10
EBITDAre and Adjusted EBITDAre	$406	$370
___________
(1)	Reflects the sale of one hotel in each of 2019 and 2018.

(2)	Represents our share of earnings and pro rata EBITDAre from the European Joint Venture (“Euro JV”). Our approximate one-third non-controlling interest was sold on December 21, 2018.

FFO Measures

We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. Effective January 1, 2019, we adopted NAREIT’s definition of FFO included in NAREIT’s Funds From Operations White Paper – 2018 Restatement. The adoption did not result in a change in the way we calculate NAREIT FFO. NAREIT defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments and adjustments for consolidated partially-owned entities and unconsolidated affiliates. Adjustments for consolidated partially-owned entities and unconsolidated affiliates are calculated to reflect our pro rata share of the FFO of those entities on the same basis.

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2017, as a result of the reduction of corporate income tax rates from 35% to 21% caused by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and increase the provision for income taxes by approximately $11 million. We do not consider this adjustment to be reflective of our ongoing operating performance and therefore excluded this item from Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2019	2018
Net income	$189	$256
Less: Net income attributable to non-controlling interests	(3)	(3)
Net income attributable to Host Inc.	186	253
Adjustments:
Gain on dispositions (1)	(2)	(119)
Depreciation and amortization	169	169
Non-cash impairment expense	—	8
Equity investment adjustments:
Equity in earnings of affiliates	(5)	(10)
Pro rata FFO of equity investments	9	16
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	1	—
FFO adjustments for non-controlling interests of Host L.P.	(2)	(1)
NAREIT FFO and Adjusted FFO	$356	$316

For calculation on a per share basis (2):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	740.8	739.6
Diluted earnings per common share	$.25	$.34
NAREIT FFO and Adjusted FFO per diluted share	$.48	$.43
___________

(1)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses, food and beverage profit and EBITDA (and the related margins), on a comparable hotel, or “same store,” basis as supplemental information for investors. For an explanation of which properties we consider to be “comparable hotels,” see “Comparable Hotel Operating Statistics” above.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2019	2018
Number of hotels	87	87
Number of rooms	47,982	47,982
Change in comparable hotel RevPAR -
Constant US$	(1.0)%	—
Nominal US$	(1.1)%	—
Operating profit margin (1)	15.5%	12.7%
Comparable hotel EBITDA margin (1)	28.1%	27.6%
Food and beverage profit margin (1)	34.2%	32.7%
Comparable hotel food and beverage profit margin (1)	34.3%	34.2%

Net income	$189	$256
Depreciation and amortization	170	178
Interest expense	43	44
Provision for income taxes	2	4
Gain on sale of property and corporate level income/expense	11	(105)
Non-comparable hotel results, net (2)	(82)	(51)
Comparable hotel EBITDA	$333	$326

	Quarter ended March 31, 2019				Quarter ended March 31, 2018
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$857	$(124)	$—	$733	$844	$(103)	$—	$741
Food and beverage	433	(61)	—	372	413	(41)	—	372
Other	100	(21)	—	79	89	(20)	—	69
Total revenues	1,390	(206)	—	1,184	1,346	(164)	—	1,182
Expenses
Room	217	(29)	—	188	224	(31)	—	193
Food and beverage	285	(41)	—	244	278	(33)	—	245
Other	473	(54)	—	419	467	(49)	—	418
Depreciation and amortization	170	—	(170)	—	178	—	(178)	—
Corporate and other expenses	29	—	(29)	—	28	—	(28)	—
Total expenses	1,174	(124)	(199)	851	1,175	(113)	(206)	856
Operating Profit - Comparable Hotel EBITDA	$216	$(82)	$199	$333	$171	$(51)	$206	$326
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above tables.

(2)

Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, and (ii) the results of our office spaces and other non-hotel income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 31, 2019 and December 31, 2018, 73% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first quarter of 2019. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We have one foreign currency forward sale contract with a notional amount of CAD25 million ($19 million). No forward purchase contracts were entered into during the first quarter of 2019.

The foreign currency exchange agreement into which we have entered is strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sale contract, we have designated $10 million of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to other comprehensive income (loss), which adjustments offset a portion of the translation adjustment related to our international investments.

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. No repurchases were made in the first quarter of 2019.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 – January 31, 2019	—	$—	—	$500
February 1, 2019 – February 28, 2019	—	—	—	500
March 1, 2019 – March 31, 2019	—	—	—	500
Total	—	$—	—	$500

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 – January 31, 2019	24,925	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
February 1, 2019 – February 28, 2019	7,523	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2019 – March 31, 2019	379	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	32,827			––	––

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc’s common stock.

Item 6.	Exhibits

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended

March 31, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

May 3, 2019	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 3, 2019	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)