Form 10-Q
period 2019-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2019-08-08
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	53-0085950 52-2095412 (I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value	HST	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None	None

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

As of August 6, 2019 there were 729,903,577 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

(in millions, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$10,000	$9,760
Right-of-use assets	590	—
Assets held for sale	272	281
Due from managers	163	71
Advances to and investments in affiliates	53	48
Furniture, fixtures and equipment replacement fund	203	213
Other	137	175
Cash and cash equivalents	1,107	1,542
Total assets	$12,525	$12,090

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,783	$2,782
Credit facility, including term loans of $998	1,052	1,049
Other debt	29	6
Total debt	3,864	3,837
Lease liabilities	599	—
Accounts payable and accrued expenses	248	293
Liabilities held for sale	13	—
Other	186	266
Total liabilities	4,910	4,396

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	141	128

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 730.0 million shares and 740.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,948	8,156
Accumulated other comprehensive loss	(56)	(59)
Deficit	(432)	(610)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,467	7,494
Non-redeemable non-controlling interests—other consolidated partnerships	7	72
Total equity	7,474	7,566
Total liabilities, non-controlling interests and equity	$12,525	$12,090

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2019 and 2018

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
REVENUES
Rooms	$931	$973	$1,788	$1,817
Food and beverage	449	449	882	862
Other	103	96	203	185
Total revenues	1,483	1,518	2,873	2,864
EXPENSES
Rooms	226	238	443	462
Food and beverage	290	290	575	568
Other departmental and support expenses	334	336	661	651
Management fees	71	73	125	127
Other property-level expenses	91	99	183	197
Depreciation and amortization	166	189	336	367
Corporate and other expenses	25	30	54	58
Total operating costs and expenses	1,203	1,255	2,377	2,430
OPERATING PROFIT	280	263	496	434
Interest income	7	2	15	5
Interest expense	(43)	(45)	(86)	(89)
Gain on sale of assets	57	—	62	120
Gain (loss) on foreign currency transactions and derivatives	1	(1)	1	(1)
Equity in earnings of affiliates	4	9	9	19
INCOME BEFORE INCOME TAXES	306	228	497	488
Provision for income taxes	(16)	(17)	(18)	(21)
NET INCOME	290	211	479	467
Less: Net income attributable to non-controlling interests	(4)	(2)	(7)	(5)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$286	$209	$472	$462
Basic earnings per common share	$.39	$.28	$.64	$.62
Diluted earnings per common share	$.39	$.28	$.64	$.62

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2019 and 2018

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
NET INCOME	$290	$211	$479	$467
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	3	(14)	3	(8)
Change in fair value of derivative instruments	(1)	1	(1)	—
Amounts reclassified from other comprehensive income (loss)	1	—	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	(13)	3	(8)
COMPREHENSIVE INCOME	293	198	482	459
Less: Comprehensive income attributable to non-controlling interests	(4)	(2)	(7)	(5)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$289	$196	$475	$454

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2019 and 2018

(unaudited, in millions)

	Year-to-date ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$479	$467
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	336	367
Amortization of finance costs, discounts and premiums, net	3	3
Stock compensation expense	7	7
Deferred income taxes	1	—
Gain on sale of assets	(62)	(120)
(Gain) loss on foreign currency transactions and derivatives	(1)	1
Equity in earnings of affiliates	(9)	(19)
Change in due from managers	(96)	(81)
Distributions from investments in affiliates	7	17
Changes in other assets	41	25
Changes in other liabilities	(82)	(12)
Net cash provided by operating activities	624	655

INVESTING ACTIVITIES
Proceeds from sales of assets, net	385	362
Return of investments in affiliates	—	1
Advances to and investments in affiliates	(3)	(3)
Acquisitions	(602)	(1,019)
Capital expenditures:
Renewals and replacements	(118)	(143)
Return on investment	(122)	(58)
Property insurance proceeds	—	1
Net cash used in investing activities	(460)	(859)

FINANCING ACTIVITIES
Draws on credit facility	—	360
Repayment of credit facility	—	(75)
Common stock repurchase	(200)	—
Dividends on common stock	(334)	(333)
Distributions and payments to non-controlling interests	(72)	—
Other financing activities	(5)	(7)
Net cash used in financing activities	(611)	(55)
Effects of exchange rate changes on cash held	1	(4)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(446)	(263)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,310	$846

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2019 and 2018

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$1,107	$646
Restricted cash (included in other assets)	—	1
Cash included in furniture, fixtures and equipment replacement fund	203	199
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,310	$846

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended June 30,
	2019	2018
Total interest paid	$82	$83
Income taxes paid	$76	$22

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

(in millions)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$10,000	$9,760
Right-of-use assets	590	—
Assets held for sale	272	281
Due from managers	163	71
Advances to and investments in affiliates	53	48
Furniture, fixtures and equipment replacement fund	203	213
Other	137	175
Cash and cash equivalents	1,107	1,542
Total assets	$12,525	$12,090

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,783	$2,782
Credit facility, including term loans of $998	1,052	1,049
Other	29	6
Total debt	3,864	3,837
Lease liabilities	599	—
Accounts payable and accrued expenses	248	293
Liabilities held for sale	13	—
Other	186	266
Total liabilities	4,910	4,396

Limited partnership interests of third parties	141	128

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,522	7,552
Accumulated other comprehensive loss	(56)	(59)
Total Host Hotels & Resorts, L.P. capital	7,467	7,494
Non-controlling interests—consolidated partnerships	7	72
Total capital	7,474	7,566
Total liabilities, limited partnership interest of third parties and capital	$12,525	$12,090

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2019 and 2018

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
REVENUES
Rooms	$931	$973	$1,788	$1,817
Food and beverage	449	449	882	862
Other	103	96	203	185
Total revenues	1,483	1,518	2,873	2,864
EXPENSES
Rooms	226	238	443	462
Food and beverage	290	290	575	568
Other departmental and support expenses	334	336	661	651
Management fees	71	73	125	127
Other property-level expenses	91	99	183	197
Depreciation and amortization	166	189	336	367
Corporate and other expenses	25	30	54	58
Total operating costs and expenses	1,203	1,255	2,377	2,430
OPERATING PROFIT	280	263	496	434
Interest income	7	2	15	5
Interest expense	(43)	(45)	(86)	(89)
Gain on sale of assets	57	—	62	120
Gain (loss) on foreign currency transactions and derivatives	1	(1)	1	(1)
Equity in earnings of affiliates	4	9	9	19
INCOME BEFORE INCOME TAXES	306	228	497	488
Provision for income taxes	(16)	(17)	(18)	(21)
NET INCOME	290	211	479	467
Less: Net income attributable to non-controlling interests	(1)	—	(2)	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$289	$211	$477	$467
Basic earnings per common unit	$.40	$.29	$.65	$.64
Diluted earnings per common unit	$.40	$.29	$.65	$.64

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2019 and 2018

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
NET INCOME	$290	$211	$479	$467
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	3	(14)	3	(8)
Change in fair value of derivative instruments	(1)	1	(1)	—
Amounts reclassified from other comprehensive income (loss)	1	—	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	(13)	3	(8)
COMPREHENSIVE INCOME	293	198	482	459
Less: Comprehensive income attributable to non-controlling interests	(1)	—	(2)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$292	$198	$480	$459

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2019 and 2018

(unaudited, in millions)

	Year-to-date ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$479	$467
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	336	367
Amortization of finance costs, discounts and premiums, net	3	3
Stock compensation expense	7	7
Deferred income taxes	1	—
Gain on sale of assets	(62)	(120)
(Gain) loss on foreign currency transactions and derivatives	(1)	1
Equity in earnings of affiliates	(9)	(19)
Change in due from managers	(96)	(81)
Distributions from investments in affiliates	7	17
Changes in other assets	41	25
Changes in other liabilities	(82)	(12)
Net cash provided by operating activities	624	655

INVESTING ACTIVITIES
Proceeds from sales of assets, net	385	362
Return of investments in affiliates	—	1
Advances to and investments in affiliates	(3)	(3)
Acquisitions	(602)	(1,019)
Capital expenditures:
Renewals and replacements	(118)	(143)
Return on investment	(122)	(58)
Property insurance proceeds	—	1
Net cash used in investing activities	(460)	(859)

FINANCING ACTIVITIES
Draws on credit facility	—	360
Repayment of credit facility	—	(75)
Repurchase of common OP units	(200)	—
Distributions on common OP units	(337)	(337)
Distributions and payments to non-controlling interests	(69)	—
Other financing activities	(5)	(3)
Net cash used in financing activities	(611)	(55)
Effects of exchange rate changes on cash held	1	(4)
DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(446)	(263)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,310	$846

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2019 and 2018

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$1,107	$646
Restricted cash (included in other assets)	—	1
Cash included in furniture, fixtures and equipment replacement fund	203	199
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,310	$846

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended June 30,
	2019	2018
Total interest paid	$82	$83
Income taxes paid	$76	$22

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2019, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of June 30, 2019, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	85
Brazil	3
Canada	2
Total	90

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2019, and the results of our operations for the quarter and year-to-date periods ended June 30, 2019 and 2018, respectively, and cash flows for the year-to-date periods ended June 30, 2019 and 2018, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

New Accounting Standards

Leases. On January 1, 2019, we adopted Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842), as amended, which affects aspects of accounting for lease agreements. Under the new standard, all leases in which we are the lessee, including operating leases, are recognized as lease assets and lease liabilities on the balance sheet. However, the adoption did not materially affect our statements of operations or statements of cash flows. For lease agreements in which we are the lessor, we have analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these rental revenues. Rooms revenues, which constitute the majority of our revenues, result from what are considered short term leases. Additionally, we earn rental revenues from retail and office leases at our properties, all of which are included in other revenue. We adopted the standard using the effective date transition method with a cumulative-effect adjustment in the period of adoption. The standard provided several optional practical expedients for use in transition. We elected to use what the Financial Accounting Standards Board (“FASB”) has deemed the “package of practical expedients,” which allowed us to not reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs, and we elected to not reassess previous conclusions about land easements. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. Upon adoption, we recognized a right of use (“ROU”) asset and a related lease liability of $619 million and $628 million, respectively, with the prior year’s straight-line rent liability of $9 million reducing the ROU asset.

3.	Earnings Per Common Share (Unit)

Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 7.6 million common OP units, which are convertible into 7.8 million common shares, that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
Net income	$290	$211	$479	$467
Less: Net income attributable to non-controlling interests	(4)	(2)	(7)	(5)
Net income attributable to Host Inc.	$286	$209	$472	$462

Basic weighted average shares outstanding	739.1	739.7	739.9	739.5
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.5	0.3	0.4
Diluted weighted average shares outstanding	739.4	740.2	740.2	739.9

Basic earnings per common share	$.39	$.28	$.64	$.62
Diluted earnings per common share	$.39	$.28	$.64	$.62

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
Net income	$290	$211	$479	$467
Less: Net income attributable to non-controlling interests	(1)	—	(2)	—
Net income attributable to Host L.P.	$289	$211	$477	$467

Basic weighted average units outstanding	731.1	732.2	731.9	732.1
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.5	0.3	0.4
Diluted weighted average units outstanding	731.4	732.7	732.2	732.5

Basic earnings per common unit	$.40	$.29	$.65	$.64
Diluted earnings per common unit	$.40	$.29	$.65	$.64

4.	Revenue

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2019	2018	2019	2018
San Diego	$142	$133	$271	$266
San Francisco/San Jose	130	135	265	242
New York	147	206	250	367
Maui/Oahu	102	96	206	177
Florida Gulf Coast	84	81	205	179
Phoenix	82	77	191	174
Washington, D.C. (Central Business District)	108	108	183	181
Boston	94	91	148	145
Orlando	53	56	123	126
Los Angeles	47	48	92	95
Miami	47	13	89	32
Atlanta	40	40	86	82
Chicago	56	57	83	87
Northern Virginia	41	45	77	81
Houston	30	31	61	63
San Antonio	28	30	59	60
Orange County	29	30	59	59
New Orleans	28	28	58	56
Jacksonville	30	30	58	53
Seattle	33	36	57	61
Denver	26	25	45	43
Philadelphia	27	24	45	43
Other	56	67	120	135
Domestic	1,460	1,487	2,831	2,807
International	23	31	42	57
Total	$1,483	$1,518	$2,873	$2,864

5.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the federal income tax prohibition on the ability of a REIT to derive revenue directly from the operations of a hotel.

Ground Leases

As of June 30, 2019, all or a portion of 24 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 80% of our 2019 minimum lease payments and 99% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset, as these payments now represent an increase in the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Subsequent to the initial adoption of the new standard, such amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.

Office Leases and Other

We have office leases for our headquarters office in Bethesda, which expires in 2022, as well as two satellite offices in Miami and San Diego, which expire in 2022 and 2021, respectively, with no renewal options. Our leasing activity also includes leases entered into by our hotels for various types of equipment that historically have been accounted for either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. As we have elected to use the package of practical expedients, all existing capital leases now are classified as finance leases, which total $1 million at June 30, 2019.

As disclosed in Note 2 – Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the effective date transition method. As a result, disclosures required under the new standard will not be provided for dates or periods prior to January 1, 2019. For the comparative periods, we will provide disclosures required by ASC 840, Leases.

The following table presents lease cost and other information for the quarter and year-to-date ended June 30, 2019 (in millions):

	Quarter ended June 30, 2019	Year-to-date ended June 30, 2019
Lease cost
Operating lease cost	$11	$23
Variable lease cost	10	19
Total lease cost	$21	$42

Other information
Operating cash flows used for operating leases for the Year-to-date ended June 30, 2019		$23
Weighted-average remaining lease term - operating leases		53 years
Weighted-average discount rate - operating leases		5.4%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability in the statement of financial position as of June 30, 2019 (in millions):

	As of June 30, 2019
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	4.0%	5.4%
July 1, 2019 - December 31, 2019	$17	$4	$21
2020	34	7	41
2021	34	6	40
2022	34	3	37
2023	34	—	34
Thereafter	1,673	—	1,673
Total undiscounted cash flows	$1,826	$20	$1,846

Present values
Long-term lease liabilities	$580	$19	$599
Total lease liabilities	$580	$19	$599
Difference between undiscounted cash flows and discounted cash flows	$1,246	$1	$1,247

In addition, the $13 million lease liability associated with the ground lease at the Atlanta Marriott Suites Midtown is classified as held for sale at June 30, 2019. The undiscounted cash flows for this ground lease total $64 million.

The following table presents the future minimum annual rental commitments, excluding renewal periods, as of December 31, 2018, for which we are the lessee, required under non-cancelable operating leases in accordance with ASC 840, under which we report prior to January 1, 2019 (in millions):

As of December 31, 2018
2019	$46
2020	44
2021	43
2022	40
2023	37
Thereafter	1,309
Total minimum lease payments	$1,519

6.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2019	December 31, 2018
Land and land improvements	$2,081	$1,960
Buildings and leasehold improvements	13,621	13,586
Furniture and equipment	2,320	2,411
Construction in progress	273	220
	18,295	18,177
Less accumulated depreciation and amortization	(8,295)	(8,417)
	$10,000	$9,760

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

n

7.	Debt

Credit Facility. As of June 30, 2019, we had $943 million of available capacity under the revolver portion of our credit facility.

On August 1, 2019, we amended and restated (the “Restatement”) our existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent. The Restatement increases the capacity of the revolver portion from $1.0 billion to $1.5 billion and extends the maturity to January 2024, with two six-month renewal options. Under the Restatement, we also extended the maturities of the two existing $500 million term loans, from September 2020 and May 2021, to January 2024 and January 2025, respectively, subject to a one-year extension option on the January 2024 maturity. Interest on revolver borrowings under the Restatement consists of floating rates equal to LIBOR plus a margin ranging from 77.5 to 145 basis points or a base rate plus a margin of zero to 45 basis points (depending on Host L.P.’s unsecured long-term debt rating) plus a facility fee ranging from 12.5 to 30 basis points depending on our rating, regardless of usage. Interest on the term loans equals LIBOR plus a margin ranging from 85 to 165 basis points or a base rate plus a margin ranging from zero to 65 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s unsecured long-term debt rating on the date of the Restatement, we are able to borrow on the revolver at a rate of LIBOR plus 90 basis points and the rate on the term loans is LIBOR plus 100 basis points, representing a decrease of 10 basis points for each, compared to our previous facility. In addition, we are required to pay a facility fee of 20 basis points. The Restatement also contains an option to add $500 million of commitments, which may be used for additional revolving credit facility borrowings and/or term loans.

8.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Redeemable, non-controlling interests
Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$128
Net income	—	—	—	186	1	2
Issuance of common stock for comprehensive stock plans, net	—	(2)	—	—	—	—
Dividends declared on common stock	—	—	—	(149)	—	—
Distributions to non-controlling interests	—	—	—	—	(67)	(2)
Changes in ownership and other	—	(16)	—	—	1	19
Balance, March 31, 2019	$7	$8,138	$(59)	$(573)	$7	$147
Net income	—	—	—	286	1	3
Issuance of common stock for comprehensive stock plans, net	—	4	—	—	—	—
Repurchase of common stock	—	(200)	—	—	—	—
Dividends declared on common stock	—	—	—	(145)	—	—
Distributions to non-controlling interests	—	—	—	—	—	(1)
Changes in ownership and other	—	6	—	—	(1)	(8)
Other comprehensive income	—	—	3	—	—	—
Balance, June 30, 2019	$7	$7,948	$(56)	$(432)	$7	$141

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Redeemable, non-controlling interests
Balance, December 31, 2017	$7	$8,097	$(60)	$(1,071)	$29	$167
Net income	—	—	—	253	—	3
Issuance of common stock for comprehensive stock plans, net	—	(1)	—	—	—	—
Dividends declared on common stock	—	—	—	(148)	—	—
Distributions to non-controlling interests	—	—	—	—	—	(2)
Changes in ownership and other	—	13	—	—	—	(12)
Other comprehensive income	—	—	5	—	—	—
Cumulative effect of accounting change	—	—	—	4	—	—
Balance, March 31, 2018	$7	$8,109	$(55)	$(962)	$29	$156
Net income	—	—	—	209	—	2
Issuance of common stock for comprehensive stock plans, net	—	7	—	—	—	—
Dividends declared on common stock	—	—	—	(148)	—	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)
Changes in ownership and other	—	(16)	—	—	—	16
Other comprehensive loss	—	—	(13)	—	—	—
Balance, June 30, 2018	$7	$8,100	$(68)	$(901)	$28	$173

Capital of Host L.P.

As of June 30, 2019, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Limited partnership interests of third parties
Balance, December 31, 2018	$1	$7,552	$(59)	$72	$128
Net income	—	186	—	1	2
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(2)	—	—	—
Distributions declared on common OP units	—	(149)	—	—	(2)
Distributions to non-controlling interests	—	—	—	(67)	—
Changes in ownership and other	—	(16)	—	1	19
Balance, March 31, 2019	$1	$7,571	$(59)	$7	$147
Net income	—	286	—	1	3
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	4	—	—	—
Repurchase of common OP units	—	(200)	—	—	—
Distributions declared on common OP units	—	(145)	—	—	—
Distributions to non-controlling interests	—	—	—	—	(1)
Changes in ownership and other	—	6	—	(1)	(8)
Other comprehensive income	—	—	3	—	—
Balance, June 30, 2019	$1	$7,522	$(56)	$7	$141

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Limited partnership interests of third parties
Balance, December 31, 2017	$1	$7,032	$(60)	$29	$167
Net income	—	253	—	—	3
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(1)	—	—	—
Distributions declared on common OP units	—	(148)	—	—	(2)
Changes in ownership and other	—	13	—	—	(12)
Other comprehensive income	—	—	5	—	—
Cumulative effect of accounting change	—	4	—	—	—
Balance, March 31, 2018	$1	$7,153	$(55)	$29	$156
Net income	—	209	—	—	2
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	7	—	—	—
Distributions declared on common OP units	—	(148)	—	—	(1)
Distributions to non-controlling interests	—	—	—	(1)	—
Changes in ownership and other	—	(16)	—	—	16
Other comprehensive loss	—	—	(13)	—	—
Balance, June 30, 2018	$1	$7,205	$(68)	$28	$173

Share Repurchases

During the second quarter of 2019, we repurchased 10.9 million shares at an average price of $18.32 per share, exclusive of commissions, through our common share repurchase program for a total of $200 million. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. Subsequent to quarter end, the Company purchased an additional 3.7 million shares at an average price of $16.76 per share, pursuant to the Company’s trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act. In total,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

we have repurchased 14.6 million shares at an average price of $17.92 for a total of $262 million. After taking into account these events, and the second quarter repurchases, it leaves $738 million available for repurchase.

Dividends/Distributions

On June 14, 2019, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on July 15, 2019 to stockholders of record as of June 28, 2019. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

9.	Dispositions

During the second quarter, we sold The Westin Mission Hills Golf Resort & Spa and the Newport Beach Marriott Bayview for $107 million and recorded a gain of $57 million. In addition, we sold the leasehold interest in the Washington Dulles Airport Marriott for $11 million.

Subsequent to quarter end, we sold the Courtyard Chicago Downtown/River North and the Residence Inn Arlington Pentagon City for $150 million, including $9 million for the FF&E replacement funds, and the Chicago Marriott Suites O’Hare for $39 million, including $3 million for the FF&E replacement funds. The hotels are classified as held for sale as of June 30, 2019. We will record a gain on sale of approximately $98 million in the third quarter relating to these three dispositions. We also are in active negotiations concerning the sale of additional properties, including the following five which we expect to close in the third quarter: Scottsdale Marriott Suites Old Town, Scottsdale Marriott at McDowell Mountains, Costa Mesa Marriott, Atlanta Marriott Suites Midtown and The Westin Indianapolis. These five properties are under contract, subject to customary closing conditions. They are also classified as held for sale as of June 30, 2019, as we consider it probable that we will consummate such sales; however, there can be no assurances that we will complete the transactions.

10.	Fair Value Measurements

We did not elect the fair value measurement option for any of our financial liabilities. The fair values of our secured debt and our credit facility are determined based on expected future payments discounted at risk-adjusted rates. Our senior notes are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,783	$2,930	$2,782	$2,808
Credit facility (Level 2)	1,052	1,057	1,049	1,055

E

11.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Accordingly, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of June 30, 2019. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
United States	$1,460	$1,487	$2,831	$2,807	$9,893	$9,651
Brazil	5	5	11	10	48	49
Canada	18	19	31	33	59	60
Mexico	—	7	—	14	—	—
Total	$1,483	$1,518	$2,873	$2,864	$10,000	$9,760

12.	Non-controlling Interests

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of their carrying amount based on accumulated historical cost or their redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2019	December 31, 2018
Common OP units outstanding (millions)	7.6	7.5
Market price per Host Inc. common share	$18.22	$16.67
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$141	$128
Historical cost (millions)	80	78
Book value (millions) (1)	141	128
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third party partnership interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $7 million and $72 million as of June 30, 2019 and December 31, 2018, respectively. Approximately $66 million of the balance at December 31, 2018 relates to the partnership that owned the JW Marriott Hotel Mexico City that was sold in 2018, representing the portion of proceeds owed to the third-party interest that was paid in January 2019.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of June 30, 2019 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

our ability to maintain our hotels in a first-class manner, including meeting capital expenditures requirements, and the effect of renovations, including temporary closures, on our hotel occupancy and financial results;

•

the ability of our hotels to compete effectively against other lodging businesses in the highly competitive markets in which we operate in terms of access, location, quality of accommodations and room rate structures;

•	our ability to acquire or develop additional hotels and the risk that potential acquisitions or developments may not perform in accordance with our expectations;
•	relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;
•	risks associated with a single manager, Marriott International, managing a significant portion of our hotels;
•	changes in the desirability of the geographic regions of the hotels in our portfolio or in the travel patterns of hotel customers;
•	the ability of third-party internet and other travel intermediaries to attract and retain customers;

•

our ability to recover fully under our existing insurance policies for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our hotels on commercially reasonable terms;

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2019	2018	Change		2019	2018	Change
Total revenues	$1,483	$1,518	(2.3)%		$2,873	$2,864	0.3%
Net income	290	211	37.4%		479	467	2.6%
Operating profit	280	263	6.5%		496	434	14.3%
Operating profit margin under GAAP	18.9%	17.3%	160	bps	17.3%	15.2%	210	bps
EBITDAre and Adjusted EBITDAre (1)	$460	$476	(3.4)%		$867	$846	2.5%

Diluted earnings per common share	0.39	0.28	39.3%		0.64	0.62	3.2%
NAREIT FFO and Adjusted FFO per diluted share (1)	0.53	0.54	(1.9)%		1.01	0.97	4.1%

Comparable Hotel Data:
	2019 Comparable Hotels (2)
	Quarter ended June 30,				Year-to-date ended June 30,
	2019	2018	Change		2019	2018	Change
Comparable hotel revenues (1)	$1,273	$1,272	—		$2,410	$2,407	0.1%
Comparable hotel EBITDA (1)	414	417	(0.6)%		734	729	0.6%
Comparable hotel EBITDA margin (1)	32.5%	32.7%	(20	bps)	30.45%	30.3%	15	bps
Change in comparable hotel Total RevPAR - Constant US$	0.1%				0.2%
Change in comparable hotel RevPAR - Constant US$	(1.5)%				(1.2)%
Change in comparable hotel RevPAR - Nominal US$	(1.5)%				(1.3)%
Change in comparable domestic RevPAR	(1.6)%				(1.4)%
Change in comparable international RevPAR - Constant US$	5.8%				8.3%
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

(2)	Comparable hotel operating statistics for 2019 and 2018 are based on 83 hotels as of June 30, 2019.

Revenue

Total revenues declined $35 million, or 2.3%, for the second quarter as the net effect of our recent acquisitions and dispositions led to a $30 million reduction in revenues. However, for year-to-date, the acquisition of four hotels since March 2018, discussed below, more than offset lost revenues from dispositions, leading to a $9 million increase in total revenues. For the comparable hotel portfolio, revenues were essentially flat for both the quarter and year-to-date, as a reduction in rooms revenues has been offset by growth in other revenues. For the second quarter, comparable revenue per available room (“RevPAR”) on a constant US$ basis decreased 1.5% due primarily to a decline in occupancy of 140 basis points. Year-to-date, comparable RevPAR on a constant US$ basis declined 1.2% as a result of a decrease in occupancy of 160 basis points, partially offset by a 0.8% increase in average room rate. Comparable Total RevPAR, which also includes food and beverage and other revenues, increased 0.1% for the quarter and 0.2% year-to-date on a constant US$ basis. For the second quarter and year-to-date, comparable food and beverage revenues increased $1 million, or 0.4%, and $2 million, or 0.3%, respectively, due to an increase in banquet and audio-visual revenues, partially offset by a decline in outlet revenues. Comparable other revenues grew by $12 million, or 16.7%, for the second quarter, and $21 million, or 15.9%, year-to-date, due to an increase in attrition and cancelation revenues and resort and destination fees.

The strongest markets for the quarter were Philadelphia and Florida Gulf Cost, which had Total RevPAR increases of 10.6% and 7.4%, respectively. The improvements primarily were the result of an increase in group performance in both markets and an increase in transient rates at the two airport hotels, driving strong RevPAR growth. In addition, the guestroom corridor renovations were completed at The Don Cesar which resulted in an improvement of occupancy at the hotel of over 70 basis points. The Phoenix and San Diego markets also outperformed our portfolio with Total RevPAR increases of 7.1% and 5.7%, respectively. In Phoenix, strong transient growth of 10.7% and an increase in business travel segments resulted in the improvement in Total RevPAR. In San Diego, food and beverage revenues increased by 10% due to strong corporate group room nights, which resulted in a 13% increase in banquet and audio-visual revenues. These strong performances were offset by Total RevPAR declines at our Seattle and New York properties of 10.0% and 7.2%, respectively. The decline in Seattle was driven by fewer group room nights due to a decrease in citywide events. Renovations at the New York Marriott Marquis and New York Marriott Downtown hotels contributed to the declines in New York, along with weak demand in the Times Square submarket and a large group cancellation, resulting in significant declines in RevPAR. F&B revenues in New York also were impacted by the significant drop in group and transient room nights.

On a constant US$ basis, Total RevPAR at our comparable international properties improved 2.1% for the second quarter and 3.5% for year-to-date, primarily due to an increase in group demand at our Brazil hotels from the Copa América soccer tournament.

Operating profit

Thus far in 2019, we have achieved stable margin performance compared to prior year, despite the RevPAR declines. For the quarter and year-to-date, downward pressure on margins due to the overall decline in RevPAR and increasing labor costs were offset by an increase in ancillary revenues, the operating guarantees provided by Marriott related to the Marriott transformational capital program discussed below and realized benefits from the Marriott and Starwood merger, as well as productivity improvements and reduced food and beverage costs of goods sold. Operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 160 basis points, to 18.9%, for the second quarter and 210 basis points, to 17.3%, year-to-date. These operating profit margins benefited from the addition of higher margin hotels acquired in 2019 and 2018 and impairment expense of $13 million and $21 million recorded in second quarter and year-to-date 2018, respectively. The operating profit margins also are affected by several other items, including dispositions, depreciation expense and corporate expenses. Our comparable hotel EBITDA margin, which excludes these items, declined 20 basis points, to 32.5%, for the second quarter and increased 15 basis points, to 30.45%, year-to-date.

Net income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income increased $79 million for the quarter and $12 million year-to-date. For the quarter, the improvement primarily was due to an increase in gain on sale of assets of $57 million. The increase year-to-date was due to the improvement in operating profit, partially offset by a decline in gain on sale of assets. These changes led to an increase in diluted earnings per share of $0.11, or 39.3%, for the quarter and $0.02, or 3.2%, year-to-date. Adjusted EBITDAre, which excludes gain on sale of assets and impairment expense, decreased $16 million, or 3.4%, for the quarter and increased $21 million, or 2.5%, year-to-date. The net effect of our recent acquisitions and dispositions reduced the quarterly results for Adjusted EBITDAre by $4 million and increased year-to-date results by $17 million, while the sale of our interest in the Euro JV in December of 2018 reduced Adjusted EBITDAre by $17 million and $23 million for the quarter and year-to-date, respectively, as compared to the prior year. Similarly, Adjusted FFO per diluted share decreased $0.01, or 1.9%, for the quarter and increased $0.04, or 4.1%, year-to-date.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

Outlook

Expectations of the overall growth in lodging demand for the remainder of 2019 has weakened since the first quarter, as concerns surrounding an economic slowdown and political and trade uncertainty have weighed on business sentiment, despite continued strength in the broader U.S. economy. Consensus estimates anticipate real GDP growth of 2.5%, implying growth above the long-term trend, albeit at a slight deceleration from 2018 growth of 2.9%. Additionally, the economic outlook is supported by strong consumer confidence and a robust labor market, which will typically buoy travel demand. However, slower economic growth abroad has constrained growth in inbound international travel and the outlook for business investment growth has softened. Specifically, uncertainty surrounding U.S./China trade disputes, Great Britain’s anticipated exit from the European Union, and the stronger U.S. dollar have impacted lodging demand and, as a result, we are not experiencing lodging demand that might have been expected based on the strength of the overall U.S. economy.

At the same time, industry supply growth in 2019 continues to be above the long-term average, but below historical peak levels. Some of our markets, such as New York and Seattle, continue to experience above-average supply growth, which has made it more challenging for our operators to maintain high levels of occupancy and grow average rates. Therefore, while we have noted positive economic indicators for the broader U.S. economy, constrained lodging demand and targeted supply growth are expected to limit overall RevPAR growth for our portfolio for the balance of 2019.

Based on these trends, we estimate that for the full year 2019, comparable RevPAR will decrease between 1.0% and 0.0%, on a constant US$ basis. We expect leisure demand to remain strong as the year progresses and for the second half of 2019 results to be stronger than the first half. Disruption due to the Marriott transformational capital program discussed below is anticipated to reduce comparable hotel RevPAR by approximately 50 basis points in 2019 (in addition to disruptions at our non-comparable hotels). However, the estimated effect to earnings caused by this disruption is offset by Marriott’s operating profit guarantees, of which we expect to receive $23 million in 2019. Despite the outlook discussed above, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. economy, changes in travel patterns, increased market volatility, escalating trade tensions and international economic and political instability.

Strategic Initiatives

Shareholder Return. During the second quarter, we repurchased 10.9 million shares at an average price of $18.32 per share, through our common share repurchase program, for a total of $200 million. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. Subsequent to quarter end, the Company purchased an additional 3.7 million shares at an average price of $16.76 per share, pursuant to the Company’s trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act. In total, we have repurchased 14.6 million shares at an average price of $17.92 for a total of $262 million. After taking into account these events and the second quarter repurchases, it leaves $738 million available for repurchase.

Dispositions. During the second quarter of 2019, we sold the Newport Beach Marriott Bayview, the leasehold interest in the Washington Dulles Airport Marriott and The Westin Mission Hills Golf Resort & Spa for $118 million. In addition, we sold the Courtyard Chicago Downtown/River North, Residence Inn Arlington Pentagon City and Chicago Marriott Suites O’Hare subsequent to quarter end for $189 million, including $12 million for the FF&E replacement funds. We are in active negotiations concerning the sale of additional properties, including the following five which we expect to close in the third quarter: Scottsdale Marriott Suites Old Town, Scottsdale Marriott at McDowell Mountains, Costa Mesa Marriott, Atlanta Marriott Suites Midtown and The Westin Indianapolis. These five properties are under contract, subject to customary closing conditions. There can be no assurances that we will complete the transactions.

Capital Projects. For full year 2019, we expect total capital expenditures of $550 million to $610 million. This total amount consists of return on investment (“ROI”) projects of approximately $315 million to $345 million and renewal and replacement expenditures of $235 million to $265 million. ROI projects include approximately $225 million for ten hotels related to the Marriott transformational capital program discussed below.

During the first half of 2019, we spent approximately $122 million on ROI capital projects and $118 million on renewal and replacement projects. Significant projects completed during the quarter included the final phase of the brand conversion and room renovation at The Whitley, Atlanta Buckhead, the repositioning of the lobby and public space at Coronado Island Marriott Resort & Spa, and the renovation of the lobby and 120,000 square feet of meeting space at the San Francisco Marriott Marquis.

In collaboration with Marriott, we initiated a transformational capital program in 2018 on 17 properties that is expected to occur over a four-year period. We believe these investments will make these hotels more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. To accelerate this process, we agreed to invest amounts in excess of the FF&E reserves required under our management agreements, or approximately an average of $175 million per year, which amounts are included in the forecast range of 2019 capital expenditures reflected above. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $84 million over the four years to offset expected business disruption. Of the 17 properties included in the program, we have started or expect to start on ten hotels in 2019. We have substantially completed the projects at Coronado Island Marriott Resort & Spa and New York Marriott Downtown and two more of the properties are expected to be completed in 2019: the San Francisco Marriott Marquis and the Santa Clara Marriott.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2019	2018	Change	2019	2018	Change
Total revenues	$1,483	$1,518	(2.3)%	$2,873	$2,864	0.3%
Operating costs and expenses:
Property-level costs (1)	1,178	1,225	(3.8)	2,323	2,372	(2.1)
Corporate and other expenses	25	30	(16.7)	54	58	(6.9)
Operating profit	280	263	6.5	496	434	14.3
Interest expense	43	45	(4.4)	86	89	(3.4)
Gain on sale of assets	57	—	N/M	62	120	(48.3)
Provision for income taxes	16	17	(5.9)	18	21	(14.3)

Host Inc.:
Net income attributable to non-controlling interests	4	2	100.0	7	5	40.0
Net income attributable to Host Inc.	286	209	36.8	472	462	2.2

Host L.P.:
Net income attributable to non-controlling interests	1	—	N/M	2	—	N/M
Net income attributable to Host L.P.	289	211	37.0	477	467	2.1
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the second quarter and year-to-date 2019, the results of hotels acquired or sold during the comparable periods impacted our year-over-year comparisons. Comparisons of our operations were affected by the acquisition of the 1 Hotel South Beach in February 2019 and full year-to-date results for the three Hyatt hotels acquired in March 2018. These acquisitions were offset by the sale of four hotels in the first half of 2019 as well as the disposition of four hotels in 2018. The table below presents the net increase/reduction in revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	Quarter ended June 30,			Year-to-date ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues:
Acquisitions	$95	$57	$38	$187	$59	$128
Dispositions	8	76	(68)	34	154	(120)
Total revenues	$103	$133	$(30)	$221	$213	$8
Net income (loss) (excluding gain on sale, net of tax):
Acquisitions	$16	$8	$8	$41	$9	$32
Dispositions	2	(8)	10	12	(13)	25
Net income (excluding gain on sale, net of tax):	$18	$—	$18	$53	$(4)	$57

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues:
Rooms	$931	$973	(4.3)%	$1,788	$1,817	(1.6)%
Food and beverage	449	449	—	882	862	2.3
Other	103	96	7.3	203	185	9.7
Total revenues	$1,483	$1,518	(2.3)	$2,873	$2,864	0.3

Rooms. Total rooms revenues decreased $42 million, or 4.3%, and $29 million, or 1.6%, for the quarter and year-to-date, respectively. Rooms revenues at our comparable hotels decreased $12 million, or 1.5%, and $20 million, or 1.3%, for the quarter and year-to-date, respectively, due to a decrease in occupancy and disruption from renovations at certain hotels. The net effect of our Property Transactions was a decrease in rooms revenues of $26 million, or 2.7%, and $5 million, or 0.3%, for the quarter and year-to-date, respectively.

Food and beverage.  Total food and beverage (“F&B”) revenues were flat for the quarter and increased $20 million, or 2.3%, year-to-date. Comparable F&B revenues increased $1 million, or 0.4%, for the quarter, and $2 million, or 0.3%, year-to-date. The year-to-date increase reflects strong banquet and audio-visual performance, partially offset by a decline in outlet revenues. The net effect of our Property Transactions on F&B revenues was immaterial for the quarter. Year-to-date, the net effect of our Property Transactions increased F&B revenues by $17 million, or 2.0%.

Other revenues. Total other revenues increased $7 million, or 7.3%, for the quarter and $18 million, or 9.7%, year-to-date. At our comparable hotels, other revenues increased $12 million, or 16.7%, for the quarter and $21 million, or 15.9%, year-to-date, primarily due to increases in attrition and cancellation revenues and resort and destination fees. The net effect of our Property Transactions was a decrease in other revenues of $4 million, or 4.4%, and $4 million, or 2.2%, for the quarter and year-to-date, respectively.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2019	2018	Change	2019	2018	Change
Expenses:
Rooms	$226	$238	(5.0)%	$443	$462	(4.1)%
Food and beverage	290	290	—	575	568	1.2
Other departmental and support expenses	334	336	(0.6)	661	651	1.5
Management fees	71	73	(2.7)	125	127	(1.6)
Other property-level expenses	91	99	(8.1)	183	197	(7.1)
Depreciation and amortization	166	189	(12.2)	336	367	(8.4)
Total property-level operating expenses	$1,178	$1,225	(3.8)	$2,323	$2,372	(2.1)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits expenses account for approximately 57% of the operating expenses at our hotels (excluding depreciation). For the second quarter and year-to-date 2019, wages and benefit expenses increased 2.8% and 2.1%, respectively, at our comparable hotels due to overall benefit cost growth, as well as changes in state, city, or local legislation and collective bargaining agreements. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses declined $12 million, or 5.0%, for the second quarter and $19 million, or 4.1%, year-to-date. Our comparable hotels rooms expenses declined $1 million, or 0.8%, for the quarter and $6 million, or 1.6%, year-to-date, reflecting the decrease in occupancy, partially offset by the increase in wages. The net effect of our Property Transactions decreased rooms expenses by $10 million, or 4.3%, for the quarter and $13 million, or 2.7%, year-to-date.

Food and beverage. F&B expenses were flat for the quarter and increased $7 million, or 1.2%, year-to-date. For our comparable hotels, F&B expenses increased $3 million, or 1.3%, for the quarter and $3 million, or 0.7%, year-to-date, reflecting an increase in F&B wage and benefit expenses. The net effect of our Property Transactions decreased F&B expenses by $4 million, or 1.3%, for the quarter, and increased F&B expense by $3 million, or 0.6%, year-to-date.

Other departmental and support expenses. Other departmental and support expenses decreased $2 million, or 0.6%, for the second quarter and increased $10 million, or 1.5%, year-to-date. On a comparable hotel basis, other departmental and support expenses increased $6 million, or 2.2%, for the quarter and $11 million, or 2.0%, year-to-date, primarily due to increases in wages, partially offset by decreases in sales and marketing expenses. The net effect of our Property Transactions decreased other departmental and support expenses by $9 million, or 2.6%, for the quarter and $1 million, or 0.2%, year-to-date.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $2 million, or 4.3%, in the second quarter and $1 million, or 1.1%, year-to-date. On a comparable hotel basis, base management fees were flat for both the quarter and year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each property after we receive a priority return on our investment, decreased $1 million, or 3.6%, for the quarter and increased $3 million, or 6.7%, year-to-date. On a comparable hotel basis, incentive management fees decreased $2 million, or 6.7%, for the quarter and $1 million, or 2.2%, year-to-date, primarily reflecting the decrease in operations at our New York properties.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $8 million, or 8.1%, for the quarter and $14 million, or 7.1%, year-to-date. Other property-level expenses at our comparable hotels decreased $3 million, or 3.4%, for the quarter and $8 million, or 5.0%, year-to-date, primarily due to the receipt of operating profit guarantees from Marriott under the transformational capital program, in addition to benefits from synergies of the Marriott merger with Starwood Hotels. The net effect of our Property Transactions decreased other property-level expenses by $2 million, or 2.5%, for the quarter and increased other property-level expenses by $1 million, or 0.4%, year-to-date.

Depreciation and amortization. Depreciation and amortization expense decreased $23 million, or 12.2%, for the quarter and $31 million, or 8.4%, year-to-date, as a result of impairment expenses that were recorded in 2018.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
General and administrative costs	$22	$26	$47	$51
Non-cash stock-based compensation expense	3	4	7	7
Total	$25	$30	$54	$58

Interest expense. Interest expense decreased for the quarter and year-to-date due to a lower overall debt balance. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
Cash interest expense(1)	$42	$44	$83	$86
Non-cash interest expense	1	1	3	3
Total interest expense	$43	$45	$86	$89
___________
(1)	Including the change in accrued interest, total cash interest paid was $82 million and $83 million for year-to-date 2019 and 2018, respectively.

Gain on sale of assets.  During the second quarter, we recognized gain on sale of assets of $57 million related to the sale of three hotels. Year-to-date, the gain on sale of assets of $62 million also includes the sale of one hotel in the first quarter. Year-to-date 2018, we recognized a gain on sale of assets of $120 million related to the sale of one hotel in the first quarter of 2018.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. The income tax provision recorded in the second quarter and year-to-date 2019 decreased by $1 million and $3 million, respectively, due to a decline in net income from our equity investments.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those hotels that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of June 30, 2019, 83 of our 90 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic location and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Location

The following tables set forth performance information for our comparable hotels by geographic location as of June 30, 2019 and 2018, respectively:

	As of June 30, 2019		Quarter ended June 30, 2019				Quarter ended June 30, 2018
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	3	1,682	$354.83	92.6%	$328.52	$513.83	$342.49	91.7%	$313.94	$495.50	4.6%	3.7%
Jacksonville	1	446	414.11	84.1	348.40	753.61	400.02	84.6	338.47	741.04	2.9	1.7
Florida Gulf Coast	3	940	263.12	75.6	198.83	368.05	253.36	72.8	184.54	342.76	7.7	7.4
Phoenix	5	2,163	249.43	76.0	189.69	415.48	239.04	74.5	177.97	387.91	6.6	7.1
Washington, D.C. (CBD)	5	3,238	278.76	91.5	255.04	367.23	287.52	89.7	257.90	364.36	(1.1)	0.8
New York	3	4,259	292.59	84.9	248.42	378.93	302.85	91.0	275.50	408.48	(9.8)	(7.2)
Los Angeles	4	1,726	228.49	89.1	203.54	300.39	230.17	89.5	205.90	305.41	(1.1)	(1.6)
San Francisco/San Jose	5	2,353	233.63	81.1	189.45	257.61	229.61	85.1	195.50	272.95	(3.1)	(5.6)
San Diego	4	4,341	239.00	82.2	196.35	358.12	232.31	84.7	196.69	338.73	(0.2)	5.7
Philadelphia	2	810	247.35	89.7	221.94	366.74	223.69	89.0	199.05	331.56	11.5	10.6
Boston	4	3,185	269.77	87.9	237.25	323.53	262.60	89.1	233.87	315.58	1.4	2.5
Seattle	2	1,315	234.35	85.1	199.47	271.52	253.60	88.6	224.66	301.53	(11.2)	(10.0)
New Orleans	1	1,333	196.98	81.0	159.65	233.90	196.05	85.4	167.43	231.49	(4.7)	1.0
Atlanta	5	1,936	187.76	76.8	144.13	224.53	183.48	80.1	146.93	226.88	(1.9)	(1.0)
Northern Virginia	4	1,551	216.65	79.8	172.97	268.16	210.02	82.1	172.47	275.19	0.3	(2.6)
San Antonio	1	512	191.14	78.6	150.16	201.00	198.76	76.4	151.84	201.75	(1.1)	(0.4)
Miami	2	843	147.95	79.9	118.28	169.08	143.52	80.9	116.09	173.14	1.9	(2.3)
Orange County	3	1,178	180.76	80.1	144.73	231.12	188.90	80.2	151.58	237.44	(4.5)	(2.7)
Orlando	1	2,004	177.39	70.7	125.33	295.11	186.83	75.0	140.15	310.02	(10.6)	(4.8)
Chicago	6	2,393	224.69	83.8	188.34	257.40	234.71	83.9	197.01	261.57	(4.4)	(1.6)
Houston	4	1,716	181.69	74.6	135.49	193.31	178.28	74.9	133.49	195.67	1.5	(1.2)
Denver	3	1,340	176.07	79.4	139.88	210.69	169.90	81.3	138.10	199.97	1.3	5.4
Other	7	3,084	174.29	80.8	140.84	200.55	170.71	81.2	138.56	198.17	1.6	1.2
Domestic	78	44,348	237.64	82.5	196.16	309.64	236.94	84.1	199.33	309.39	(1.6)	0.1

International	5	1,499	158.97	69.7	110.79	169.04	157.07	66.7	104.71	165.55	5.8	2.1
All Locations - Constant US$	83	45,847	235.46	82.1	193.37	305.04	234.86	83.6	196.24	304.68	(1.5)	0.1

Comparable Hotels in Nominal US$
	As of June 30, 2019		Quarter ended June 30, 2019				Quarter ended June 30, 2018
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$158.97	69.7%	$110.79	$169.04	$164.45	66.7%	$109.63	$173.05	1.1%	(2.3)%
Domestic	78	44,348	237.64	82.5	196.16	309.64	236.94	84.1	199.33	309.39	(1.6)	0.1
All Locations	83	45,847	235.46	82.1	193.37	305.04	235.05	83.6	196.40	304.93	(1.5)	-

Comparable Hotels by Location in Constant US$

	As of June 30, 2019		Year-to-date ended June 30, 2019				Year-to-date ended June 30, 2018
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	3	1,682	$376.50	90.9%	$342.19	$523.28	$369.42	91.5%	$338.07	$513.44	1.2%	1.9%
Jacksonville	1	446	391.86	81.4	318.88	722.04	379.63	78.0	296.04	652.57	7.7	10.6
Florida Gulf Coast	3	940	297.71	80.3	238.93	440.35	290.69	78.7	228.71	417.34	4.5	5.5
Phoenix	5	2,163	296.68	80.1	237.53	486.65	280.57	79.0	221.75	444.04	7.1	9.6
Washington, D.C. (CBD)	5	3,238	265.11	82.5	218.62	312.73	271.10	80.8	218.98	308.40	(0.2)	1.4
New York	3	4,259	266.94	78.5	209.56	323.62	279.78	84.4	236.06	355.61	(11.2)	(9.0)
Los Angeles	4	1,726	226.22	87.8	198.59	294.83	230.21	89.3	205.66	301.57	(3.4)	(2.2)
San Francisco/San Jose	5	2,353	242.68	78.5	190.62	260.53	227.62	82.7	188.17	263.43	1.3	(1.1)
San Diego	4	4,341	237.09	79.8	189.18	344.22	232.08	83.3	193.25	339.05	(2.1)	1.5
Philadelphia	2	810	220.90	83.9	185.41	304.83	208.50	86.3	179.87	296.75	3.1	2.7
Boston	4	3,185	233.09	78.2	182.20	256.05	227.91	79.9	182.21	251.90	—	1.6
Seattle	2	1,315	215.31	81.3	174.95	237.90	229.83	81.9	188.18	254.98	(7.0)	(6.7)
New Orleans	1	1,333	203.37	81.3	165.38	241.84	196.70	84.1	165.33	233.70	—	3.5
Atlanta	5	1,936	206.28	77.3	159.48	244.63	187.72	79.4	149.03	234.06	7.0	4.5
Northern Virginia	4	1,551	211.48	73.6	155.70	245.64	206.27	76.4	157.49	251.14	(1.1)	(2.2)
San Antonio	1	512	197.50	78.7	155.38	213.22	202.81	77.0	156.24	208.41	(0.6)	2.3
Miami	2	843	180.61	83.4	150.62	207.39	176.63	84.7	149.54	208.27	0.7	(0.4)
Orange County	3	1,178	186.79	79.6	148.73	238.20	190.81	78.1	149.09	233.21	(0.2)	2.1
Orlando	1	2,004	193.57	74.8	144.76	339.92	199.24	78.3	156.02	348.47	(7.2)	(2.5)
Chicago	6	2,393	189.47	73.2	138.60	191.07	196.59	75.6	148.68	200.05	(6.8)	(4.5)
Houston	4	1,716	182.15	75.2	136.92	197.16	178.56	75.7	135.11	202.53	1.3	(2.7)
Denver	3	1,340	169.71	72.1	122.41	184.62	162.24	74.4	120.78	176.12	1.4	4.8
Other	7	3,084	171.22	75.8	129.81	184.13	170.32	76.5	130.37	187.53	(0.4)	(1.8)
Domestic	78	44,348	233.93	79.1	184.97	295.04	231.89	80.9	187.59	294.51	(1.4)	0.2

International	5	1,499	151.58	68.7	104.09	155.00	149.44	64.3	96.08	149.70	8.3	3.5
All Locations - Constant US$	83	45,847	231.58	78.7	182.33	290.47	229.73	80.4	184.59	289.78	(1.2)	0.2

Comparable Hotels in Nominal US$
	As of June 30, 2019		Year-to-date ended June 30, 2019				Year-to-date ended June 30, 2018
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$151.58	68.7%	$104.09	$155.00	$158.97	64.3%	$102.21	$158.63	1.8%	(2.3)%
Domestic	78	44,348	233.93	79.1	184.97	295.04	231.89	80.9	187.59	294.51	(1.4)	0.2
All Locations	83	45,847	231.58	78.7	182.33	290.47	229.98	80.4	184.79	290.07	(1.3)	0.1

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 83 of our hotels for which business mix data is available from our managers. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the second quarter, transient revenues increased 0.4% reflecting a 0.9% increase in demand, offset by a 0.5% decrease in average rate. Transient business benefited from the extended spring break, as a result of the shift of the Easter holiday to the third week of April, and properties working to replace the group deficit during the quarter. Group demand was down 5.6% for the quarter, with rates up 0.9%, leading to an overall decline of 4.7%. Corporate group revenues were up 6.4%, driven by both rooms and average rate growth, while association business declined 16.4% for the quarter. Contract revenues decreased 7.4% for the quarter due to a decrease in airline crew volume in four of our markets.

Year-to-date, the decrease in revenues was driven by a 3.1% decrease in group revenues, while transient revenues were essentially flat. The decline in group revenues reflects a 4.9% decrease in group demand, offset by a 1.8% increase in average rate. Corporate group revenues were up 5.2%, while association business declined 13%. Contract revenues increased 2.0%, driven entirely by average rate.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility given the inherent volatility of the lodging industry. This strategy has resulted in a lower overall cost of capital for us, allowing us to complete opportunistic investments and acquisitions and positions us to manage potential declines in operations throughout the lodging cycle. Over the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio.

We intend to use available cash predominantly for acquisitions or other investments in our portfolio. If we are unable to find appropriate investment opportunities, we will consider other uses, such as a return of capital through dividends or common stock repurchases, the amounts of which will be determined by our operations and other market factors. Significant factors we review to determine the amount and timing of common stock repurchases include our current stock price compared to our determination of the underlying value of our assets, appropriate leverage levels, current and forecast operating results, the completion of hotel sales and cash on hand.

We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. We have access to multiple types of financing, as substantially all of our debt consists of senior notes and borrowings under our credit facility, none of which are collateralized by specific hotels. We believe that we have sufficient liquidity and access to capital markets in order to take advantage of opportunities to make acquisitions to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities, and fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist in order to enhance our liquidity, refinance senior notes and to fund cash needs. We have no significant debt maturities until 2021.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On July 15, 2019, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which dividend totaled approximately $146 million.

Capital Resources. As of June 30, 2019, we had $1,107 million of cash and cash equivalents, $203 million in our FF&E escrow reserve and $943 million of available capacity remaining under the revolver portion of our credit facility. After taking into account the increase in the revolver occurring after quarter end, our available capacity under the revolver portion of the credit facility increased to $1,443 million. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, to make distributions and to make investments, is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after considering our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes from time to time, taking advantage of favorable market conditions. In July 2019, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

In order to have the flexibility to engage in repurchases and/or sales of common stock, depending upon prevailing market conditions, the following programs currently are in place. First, through a distribution agreement entered into in May 2018, we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. No shares were sold during the first or second quarters of 2019.

Additionally, on August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its common stock share repurchase program to $1 billion from the $500 million which had been previously authorized. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means, including through trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. The number of shares purchased will depend upon operating results, funds generated by sales activity, dividends that may be required by those sales and investment options that may be available, including reinvesting in the portfolio or acquiring new hotels, as well as maintaining our strong leverage position. During the second quarter we repurchased 10.9 million shares at an average price of $18.32 per share, exclusive of commissions, for a total purchase price of approximately $200 million. Under the provisions of a trading plan designed to comply with Rule 10b5-1, we purchased an additional 3.7 million shares at an average price of $16.76 per share, subsequent to quarter end. Following these transactions, we have $738 million of repurchase capacity available under the program.

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Net cash provided by operations decreased $31 million to $624 million for the year-to-date ended June 30, 2019 compared to the same period of 2018 due primarily to the payment of 2018 federal and state capital gain tax in the first quarter of 2019 related to the $77 million tax obligation on sales proceeds we elected to pay taxes on rather than distribute the gain to our stockholders, partially offset by improvement in operations.

Cash Used in Investing Activities. Net cash used in investing activities was $460 million during the first half of 2019 compared to $859 million for the first half of 2018. Cash used in investing activities during the first half of 2019 consisted of the acquisition of the 1 Hotel South Beach, while the first half of 2018 included the acquisition of a portfolio of three Hyatt hotels. We also spent approximately $240 million on capital expenditures for the first half of 2019 compared to $201 million in the first half of 2018. Cash provided by investing activities consisted of proceeds from the disposition of four hotels in 2019 and two hotels in 2018.

The following tables summarize significant acquisitions and dispositions that have been completed as of August 6, 2019 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
February	2019	1 Hotel South Beach(1)		$(610)
		Total acquisitions		$(610)
___________
(1) Investment includes the issuance of $26 million of preferred and common OP units.

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
August	2019	Chicago Marriott Suites O'Hare	$35	$39
July	2019	Courtyard Chicago Downtown/River North and Residence Inn Arlington Pentagon City	141	150
June	2019	Washington Dulles Airport Marriott	9	11
April and June	2019	The Westin Mission Hills and Newport Beach Marriott Bayview	100	107
January	2019	The Westin New York Grand Central	276	302
		Total dispositions	$561
___________

(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.

Cash Used in Financing Activities. In the first half of 2019, net cash used in financing activities was $611 million compared to $55 million for the first half of 2018. Cash used in financing activities in the first half of 2019 primarily consisted of the repurchase of common stock and dividend payments, while the first half of 2018 included dividend payments. Cash provided by financing activities in the first half of 2018 included draws on the credit facility.

The following table summarizes significant equity transactions that have been completed through August 6, 2019 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - July	2019	Dividend payments (1)(2)	$(480)
May - August	2019	Repurchase of 14.6 million shares of Host Inc. common stock	(262)
		Cash payments on equity transactions	$(742)
___________
(1)	In connection with the dividend payments, Host L.P. made distributions of $485 million to its common OP unit holders.
(2)	Includes the fourth quarter 2018 dividend that was paid in January 2019.

Debt

As of June 30, 2019, our total debt was $3.9 billion, with a weighted average interest rate of 4.3% and a weighted average maturity of 3.7 years. Additionally, 73% of our debt has a fixed rate of interest and none of our hotels are encumbered by mortgage debt.

On August 1, 2019, Host L.P. entered into an amendment and restatement (the “Restatement”) of its existing senior unsecured bank credit facility dated as of May 31, 2017 with Bank of America, N.A., as administrative agent and certain other agents and lenders (the “Existing Credit Agreement”), for the purpose of replacing and refinancing (1) its existing $1 billion revolving credit facility tranche that was scheduled to mature in May 2021 (excluding any available extension option) with a new revolving credit facility tranche in the amount of $1.5 billion; (2) its existing $500 million term loan facility tranche that would have matured in May 2021 (excluding any available extension option) with a new term loan facility tranche in the same principal amount; and (3) its existing $500 million term loan facility tranche that would have matured in September 2020 with a new term loan facility tranche in the same principal amount. The Restatement provides, among other things, for:

•

an interest rate on all borrowings based on LIBOR or a base rate plus a margin that varies according to Host L.P.’s unsecured long-term debt rating, with such rate being (1) in the case of revolver borrowings, either LIBOR plus a margin ranging from 77.5 to 145 basis points or a base rate plus a margin ranging from zero to 45 basis points and (2) in the case of the term loan borrowings, either LIBOR plus a margin ranging from 85 to 165 basis points or a base rate plus a margin ranging from zero to 65 basis points;

•

in the case of the revolver, a facility fee payable on the total amount of the revolver commitment at a rate ranging from 12.5 to 30 basis points, with the actual rate determined according to Host L.P.’s unsecured long-term debt rating;

•

a maturity date of (1) in the case of the revolver, January 11, 2024, which date may be extended by up to a year by the exercise of up to two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee; (2) in the case of one term loan tranche, January 11, 2024, which date may be extended up to a year by the exercise of one 1-year extension option, which is subject to certain conditions, including the payment of an extension fee; and (3) in the case of the second term loan tranche, January 9, 2025, which date may not be extended;

•

a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican pesos borrowings;

•

an option for Host L.P. to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions specified in the Restatement;

•	a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit;

•	no required scheduled amortization payments prior to the maturity date of the revolver or either term loan tranches; and
•	financial covenants that are the same as under the Existing Credit Agreement.

Borrowings under the Restatement may be used for working capital, repayment of debt and other general corporate purposes, including for the consummation of acquisitions. As of June 30, 2019, we had approximately $57 million outstanding under the revolver portion of the Existing Credit Facility that was rolled forward to the new revolving credit facility pursuit to the Restatement, along with the $1 billion in term loans. Based on Host L.P.’s unsecured long-term debt rating on the date of the Restatement, we are able to borrow on the revolver at a rate of LIBOR plus 90 basis points and pay a facility fee of 20 basis points, and the rate on the term loans is LIBOR plus 100 basis points.

The Restatement imposes restrictions on customary matters that also were restricted in the Existing Credit Agreement. As with the Existing Credit Agreement, certain covenants are less restrictive at any time that our leverage ratio is below 6:1. In particular, at any time that our leverage ratio is below 6:1, the covenants in respect of dividends and other restricted payments are not applicable, and acquisition and investment transactions generally are permitted without limitation so long as, after giving effect to any such transaction, we are in compliance with the financial covenants under the Restatement. The Restatement also includes financial covenant tests applicable to the incurrence of debt generally that are consistent with the limitations applicable under the indentures for our investment grade senior notes. The Restatement also includes usual and customary events of default for facilities of this nature, and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the credit facilities may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit facilities automatically will become due and payable and the lenders’ commitments automatically will terminate.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of June 30, 2019:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	1.8	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.6	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	9.7	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F and Series G senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F and Series G senior notes and our actual credit ratios as of June 30, 2019:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	534%		Minimum ratio of 150%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.3	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F and Series G senior notes) as of June 30, 2019 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

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

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2019, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on July 15, 2019 to stockholders of record on June 28, 2019. The $0.20 per share dividend represents Host Inc.’s intended regular quarterly cash dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income. Any special dividend will be subject to Board approval.

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

Comparable Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance.

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

Of the 90 hotels that we owned on June 30, 2019, 83 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2019 are excluded from comparable hotel results for these periods:

•	Andaz Maui at Wailea Resort (acquired in March 2018);
•	Grand Hyatt San Francisco (acquired in March 2018);
•	Hyatt Regency Coconut Point Resort and Spa (acquired in March 2018);
•	1 Hotel South Beach (acquired in February 2019);
•

The Ritz-Carlton, Naples, removed in the second quarter of 2018 (business disruption due to extensive renovations, including restoration of the façade that required closure of the hotel for over two months, coordinated with renovation and expansion of restaurant areas and renovation to the spa and ballrooms);

•	San Francisco Marriott Marquis, removed in the third quarter of 2018 (business disruption due to renovations of guestrooms, ballrooms, meeting space, and extensive renovations of the main lobby); and
•

San Antonio Marriott Rivercenter, removed in the second quarter of 2019 (business disruption due to renovations of guestrooms, conversion of public areas into meeting space, and an extensive repositioning of the lobby area).

The operating results of eight hotels disposed of in 2019 and 2018 are not included in comparable hotel results for the periods presented herein.

CONSTANT US$ AND NOMINAL US$

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the

RevPAR results for the prior year assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in the current year, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe that this presentation is useful to investors as it provides clarity with respect to the growth in RevPAR in the local currency of the hotel consistent with the manner in which we would evaluate our domestic portfolio. However, the estimated effect of changes in foreign currency has been reflected in the actual and forecast results of net income, EBITDA, Adjusted EBITDAre, earnings per diluted share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations, consistent with our financial statement presentation.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
Net income	$290	$211	$479	$467
Interest expense	43	45	86	89
Depreciation and amortization	166	176	336	346
Income taxes	16	17	18	21
EBITDA	515	449	919	923
Gain on dispositions (1)	(57)	—	(59)	(119)
Non-cash impairment expense	—	13	—	21
Equity investment adjustments:
Equity in earnings of Euro JV (2)	—	(6)	—	(8)
Equity in earnings of affiliates other than Euro JV	(4)	(3)	(9)	(11)
Pro rata EBITDAre of Euro JV (2)	—	17	—	23
Pro rata EBITDAre of equity investments other than Euro JV	6	6	16	17
EBITDAre and Adjusted EBITDAre	$460	$476	$867	$846
___________
(1)	Reflects the sale of four hotels in 2019 and two hotels in 2018.
(2)	Represents our share of earnings and pro rata EBITDAre from the European Joint Venture (“Euro JV”). We sold our interest on December 21, 2018.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
Net income	$290	$211	$479	$467
Less: Net income attributable to non-controlling interests	(4)	(2)	(7)	(5)
Net income attributable to Host Inc.	286	209	472	462
Adjustments:
Gain on dispositions (1)	(57)	—	(59)	(119)
Depreciation and amortization	165	175	334	344
Non-cash impairment expense	—	13	—	21
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(9)	(9)	(19)
Pro rata FFO of equity investments	4	17	13	32
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	(1)	1	(1)
FFO adjustments for non-controlling interests of Host L.P.	(1)	(2)	(3)	(3)
NAREIT FFO and Adjusted FFO	$393	$402	$749	$717

For calculation on a per share basis (2):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	739.4	740.2	740.2	739.9
Diluted earnings per common share	$.39	$.28	$.64	$.62
NAREIT FFO and Adjusted FFO per diluted share	$.53	$.54	$1.01	$.97
___________

(1)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(2)

Diluted earnings per common share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2019	2018	2019	2018
Number of hotels	83	83	83	83
Number of rooms	45,847	45,847	45,847	45,847
Change in comparable hotel Total RevPAR -
Constant US$	0.1%	—	0.2%	—
Nominal US$	0.0%	—	0.1%	—
Change in comparable hotel RevPAR -
Constant US$	(1.5)%	—	(1.2)%	—
Nominal US$	(1.5)%	—	(1.3)%	—
Operating profit margin (1)	18.9%	17.3%	17.3%	15.2%
Comparable hotel EBITDA margin (1)	32.5%	32.7%	30.45%	30.3%
Food and beverage profit margin (1)	35.4%	35.4%	34.8%	34.1%
Comparable hotel food and beverage profit margin (1)	36.5%	37.1%	35.4%	35.7%

Net income	$290	$211	$479	$467
Depreciation and amortization	166	189	336	367
Interest expense	43	45	86	89
Provision for income taxes	16	17	18	21
Gain on sale of property and corporate level income/expense	(44)	20	(33)	(85)
Non-comparable hotel results, net (2)	(57)	(65)	(152)	(130)
Comparable hotel EBITDA	$414	$417	$734	$729

	Quarter ended June 30, 2019				Quarter ended June 30, 2018
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$931	$(124)	$—	$807	$973	$(154)	$—	$819
Food and beverage	449	(65)	—	384	449	(66)	—	383
Other	103	(21)	—	82	96	(26)	—	70
Total revenues	1,483	(210)	—	1,273	1,518	(246)	—	1,272
Expenses
Room	226	(33)	—	193	238	(44)	—	194
Food and beverage	290	(46)	—	244	290	(49)	—	241
Other	496	(74)	—	422	508	(88)	—	420
Depreciation and amortization	166	—	(166)	—	189	—	(189)	—
Corporate and other expenses	25	—	(25)	—	30	—	(30)	—
Total expenses	1,203	(153)	(191)	859	1,255	(181)	(219)	855
Operating Profit - Comparable Hotel EBITDA	$280	$(57)	$191	$414	$263	$(65)	$219	$417

	Year-to-date ended June 30, 2019				Year-to-date ended June 30, 2018
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$1,788	$(275)	$—	$1,513	$1,817	$(284)	$—	$1,533
Food and beverage	882	(140)	—	742	862	(122)	—	740
Other	203	(48)	—	155	185	(51)	—	134
Total revenues	2,873	(463)	—	2,410	2,864	(457)	—	2,407
Expenses
Room	443	(68)	—	375	462	(81)	—	381
Food and beverage	575	(96)	—	479	568	(92)	—	476
Other	969	(147)	—	822	975	(154)	—	821
Depreciation and amortization	336	—	(336)	—	367	—	(367)	—
Corporate and other expenses	54	—	(54)	—	58	—	(58)	—
Total expenses	2,377	(311)	(390)	1,676	2,430	(327)	(425)	1,678
Operating Profit - Comparable Hotel EBITDA	$496	$(152)	$390	$734	$434	$(130)	$425	$729
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above tables.

(2)

Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, and (ii) the results of our office building and other non-hotel income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 30, 2019 and December 31, 2018, 73% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first or second quarters of 2019. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. We have one foreign currency forward sale contract with a notional amount of CAD25 million ($19 million). No forward purchase contracts were entered into during the first or second quarters of 2019.

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

Changes to Internal Control over Financial Reporting

During the quarter, we completed implementation of a new cloud-based accounting system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

Other than the implementation of the new accounting system, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to Internal Control over Financial Reporting

During the quarter, we completed implementation of a new cloud-based accounting system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

Other than the implementation of the new accounting system, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On August 5, 2019, Host Inc. announced an increase from $500 million to $1 billion in the amount authorized under its share repurchase program. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share**	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs* (in millions)
April 1, 2019 – April 30, 2019	—	$—	—	$500
May 1, 2019 – May 31, 2019	569,045	18.58	569,045	489
June 1, 2019 – June 30, 2019	10,360,788	18.30	10,360,788	300
Total	10,929,833	$18.32	10,929,833	$300	*

*	Amounts shown do not reflect the increase in the amount authorized to $1 billion which occurred after quarter end.

**     Prices shown are exclusive of commissions paid.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2019 – April 30, 2019	2,087	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
May 1, 2019 – May 31, 2019	560,524	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2019 – June 30, 2019	10,144,306	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	10,706,917			––	––

*

Reflects common OP units redeemed by holders in exchange for shares of Host Inc’s common stock and 557,071 and 10,142,779 common OP units for the months of May and June, respectively, repurchased to fund the repurchase by Host Inc. of 569,045 and 10,360,788 shares of common stock as part of its publicly announced share repurchase program.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

10	Material Contracts

10.14*	Host Hotels & Resorts, Inc. 2019 Non-Employee Director Incentive Plan, effective July 17, 2019

10.15*	Amendment to the Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, effective July 17, 2019.

10.16

Fifth Amended and Restated Credit Agreement, dated as of August 1, 2019, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed August 6, 2019).

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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

August 8, 2019	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

August 8, 2019	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)