Form 10-Q
period 2019-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2019-11-07
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 717,178,100 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the condensed consolidated financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital for Host L.P.). Apart from the different equity treatment, the condensed consolidated financial statements of Host Inc. and Host L.P. are nearly identical.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

(in millions, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$9,688	$9,760
Right-of-use assets	549	—
Assets held for sale	349	281
Due from managers	104	71
Advances to and investments in affiliates	59	48
Furniture, fixtures and equipment replacement fund	184	213
Other	169	175
Cash and cash equivalents	2,030	1,542
Total assets	$13,132	$12,090

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,425	$2,782
Credit facility, including term loans of $997 and $998, respectively	989	1,049
Other debt	28	6
Total debt	4,442	3,837
Lease liabilities	558	—
Accounts payable and accrued expenses	277	293
Liabilities held for sale	38	—
Other	179	266
Total liabilities	5,494	4,396

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	133	128

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 718.5 million shares and 740.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,762	8,156
Accumulated other comprehensive loss	(62)	(59)
Deficit	(208)	(610)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,499	7,494
Non-redeemable non-controlling interests—other consolidated partnerships	6	72
Total equity	7,505	7,566
Total liabilities, non-controlling interests and equity	$13,132	$12,090

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2019 and 2018

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
REVENUES
Rooms	$830	$874	$2,618	$2,691
Food and beverage	341	337	1,223	1,199
Other	91	88	294	273
Total revenues	1,262	1,299	4,135	4,163
EXPENSES
Rooms	221	234	664	696
Food and beverage	260	254	835	822
Other departmental and support expenses	320	321	981	972
Management fees	52	56	177	183
Other property-level expenses	85	90	268	287
Depreciation and amortization	165	412	501	779
Corporate and other expenses	26	24	80	82
Gain on insurance and business interruption settlements	(4)	—	(4)	—
Total operating costs and expenses	1,125	1,391	3,502	3,821
OPERATING PROFIT (LOSS)	137	(92)	633	342
Interest income	8	3	23	8
Interest expense	(46)	(45)	(132)	(134)
Gain on sale of assets	274	547	336	667
Gain (loss) on foreign currency transactions and derivatives	(1)	1	—	—
Equity in earnings of affiliates	4	6	13	25
INCOME BEFORE INCOME TAXES	376	420	873	908
Provision for income taxes	(4)	(42)	(22)	(63)
NET INCOME	372	378	851	845
Less: Net income attributable to non-controlling interests	(4)	(56)	(11)	(61)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$368	$322	$840	$784
Basic earnings per common share	$.51	$.43	$1.14	$1.06
Diluted earnings per common share	$.51	$.43	$1.14	$1.06

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2019 and 2018

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
NET INCOME	$372	$378	$851	$845
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(7)	(2)	(4)	(10)
Change in fair value of derivative instruments	1	—	—	—
Amounts reclassified from other comprehensive income (loss)	—	5	1	5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(6)	3	(3)	(5)
COMPREHENSIVE INCOME	366	381	848	840
Less: Comprehensive income attributable to non-controlling interests	(4)	(56)	(11)	(61)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$362	$325	$837	$779

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2019 and 2018

(unaudited, in millions)

	Year-to-date ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$851	$845
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	501	779
Amortization of finance costs, discounts and premiums, net	5	5
Non-cash loss on extinguishment of debt	3	—
Stock compensation expense	11	11
Deferred income taxes	(2)	—
Gain on sale of assets	(336)	(667)
Gain on property insurance settlement	(4)	—
Equity in earnings of affiliates	(13)	(25)
Change in due from managers	(43)	(55)
Distributions from investments in affiliates	8	24
Changes in other assets	8	(7)
Changes in other liabilities	(75)	31
Net cash provided by operating activities	914	941

INVESTING ACTIVITIES
Proceeds from sales of assets, net	895	1,130
Return of investments in affiliates	—	1
Advances to and investments in affiliates	(5)	(4)
Acquisitions	(602)	(1,025)
Capital expenditures:
Renewals and replacements	(181)	(214)
Return on investment	(211)	(106)
Property insurance proceeds	30	8
Net cash used in investing activities	(74)	(210)

FINANCING ACTIVITIES
Financing costs	(15)	—
Issuances of debt	645	—
Draws on credit facility	—	360
Repayment of credit facility	(56)	(225)
Common stock repurchase	(395)	—
Dividends on common stock	(480)	(481)
Distributions and payments to non-controlling interests	(73)	(6)
Other financing activities	(6)	(9)
Net cash used in financing activities	(380)	(361)
Effects of exchange rate changes on cash held	(1)	(4)
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	459	366
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,215	$1,475

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2019 and 2018

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$2,030	$1,269
Restricted cash (included in other assets)	1	1
Cash included in furniture, fixtures and equipment replacement fund	184	205
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,215	$1,475

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended September 30,
	2019	2018
Total interest paid	$120	$122
Income taxes paid	$85	$31

Supplemental schedule of noncash investing and financing activities:

In connection with the sale of the Chicago Marriott Suites O’Hare in 2019, we extended a $28 million bridge loan to the purchaser. The proceeds received from the sale were net of this loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

(in millions)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Property and equipment, net	$9,688	$9,760
Right-of-use assets	549	—
Assets held for sale	349	281
Due from managers	104	71
Advances to and investments in affiliates	59	48
Furniture, fixtures and equipment replacement fund	184	213
Other	169	175
Cash and cash equivalents	2,030	1,542
Total assets	$13,132	$12,090

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,425	$2,782
Credit facility, including term loans of $997 and $998, respectively	989	1,049
Other	28	6
Total debt	4,442	3,837
Lease liabilities	558	—
Accounts payable and accrued expenses	277	293
Liabilities held for sale	38	—
Other	179	266
Total liabilities	5,494	4,396

Limited partnership interests of third parties	133	128

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,560	7,552
Accumulated other comprehensive loss	(62)	(59)
Total Host Hotels & Resorts, L.P. capital	7,499	7,494
Non-controlling interests—consolidated partnerships	6	72
Total capital	7,505	7,566
Total liabilities, limited partnership interest of third parties and capital	$13,132	$12,090

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2019 and 2018

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
REVENUES
Rooms	$830	$874	$2,618	$2,691
Food and beverage	341	337	1,223	1,199
Other	91	88	294	273
Total revenues	1,262	1,299	4,135	4,163
EXPENSES
Rooms	221	234	664	696
Food and beverage	260	254	835	822
Other departmental and support expenses	320	321	981	972
Management fees	52	56	177	183
Other property-level expenses	85	90	268	287
Depreciation and amortization	165	412	501	779
Corporate and other expenses	26	24	80	82
Gain on insurance and business interruption settlements	(4)	—	(4)	—
Total operating costs and expenses	1,125	1,391	3,502	3,821
OPERATING PROFIT (LOSS)	137	(92)	633	342
Interest income	8	3	23	8
Interest expense	(46)	(45)	(132)	(134)
Gain on sale of assets	274	547	336	667
Gain (loss) on foreign currency transactions and derivatives	(1)	1	—	—
Equity in earnings of affiliates	4	6	13	25
INCOME BEFORE INCOME TAXES	376	420	873	908
Provision for income taxes	(4)	(42)	(22)	(63)
NET INCOME	372	378	851	845
Less: Net income attributable to non-controlling interests	—	(53)	(2)	(53)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$372	$325	$849	$792
Basic earnings per common unit	$.52	$.44	$1.17	$1.08
Diluted earnings per common unit	$.52	$.44	$1.17	$1.08

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2019 and 2018

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
NET INCOME	$372	$378	$851	$845
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(7)	(2)	(4)	(10)
Change in fair value of derivative instruments	1	—	—	—
Amounts reclassified from other comprehensive income (loss)	—	5	1	5
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(6)	3	(3)	(5)
COMPREHENSIVE INCOME	366	381	848	840
Less: Comprehensive income attributable to non-controlling interests	—	(53)	(2)	(53)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$366	$328	$846	$787

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2019 and 2018

(unaudited, in millions)

	Year-to-date ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$851	$845
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	501	779
Amortization of finance costs, discounts and premiums, net	5	5
Non-cash loss on extinguishment of debt	3	—
Stock compensation expense	11	11
Deferred income taxes	(2)	—
Gain on sale of assets	(336)	(667)
Gain on property insurance settlement	(4)	—
Equity in earnings of affiliates	(13)	(25)
Change in due from managers	(43)	(55)
Distributions from investments in affiliates	8	24
Changes in other assets	8	(7)
Changes in other liabilities	(75)	31
Net cash provided by operating activities	914	941

INVESTING ACTIVITIES
Proceeds from sales of assets, net	895	1,130
Return of investments in affiliates	—	1
Advances to and investments in affiliates	(5)	(4)
Acquisitions	(602)	(1,025)
Capital expenditures:
Renewals and replacements	(181)	(214)
Return on investment	(211)	(106)
Property insurance proceeds	30	8
Net cash used in investing activities	(74)	(210)

FINANCING ACTIVITIES
Financing costs	(15)	—
Issuances of debt	645	—
Draws on credit facility	—	360
Repayment of credit facility	(56)	(225)
Repurchase of common OP units	(395)	—
Distributions on common OP units	(485)	(486)
Distributions and payments to non-controlling interests	(68)	(1)
Other financing activities	(6)	(9)
Net cash used in financing activities	(380)	(361)
Effects of exchange rate changes on cash held	(1)	(4)
INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	459	366
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,215	$1,475

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2019 and 2018

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$2,030	$1,269
Restricted cash (included in other assets)	1	1
Cash included in furniture, fixtures and equipment replacement fund	184	205
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,215	$1,475

 The following table presents cash paid during the year-to-date for the following:

	Year-to-date ended September 30,
	2019	2018
Total interest paid	$120	$122
Income taxes paid	$85	$31

Supplemental schedule of noncash investing and financing activities:

In connection with the sale of the Chicago Marriott Suites O’Hare in 2019, we extended a $28 million bridge loan to the purchaser. The proceeds received from the sale were net of this loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2019, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Consolidated Portfolio

As of September 30, 2019, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	77
Brazil	3
Canada	2
Total	82

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2019, and the results of our operations for the quarter and year-to-date periods ended September 30, 2019 and 2018, respectively, and cash flows for the year-to-date periods ended September 30, 2019 and 2018, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations.

Three of the partnerships in which we own an interest are considered variable interest entities (VIEs) as the general partner maintains control over the decisions that most significantly impact the partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of its partnership interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and the unconsolidated partnership that owns the Philadelphia Marriott Downtown. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

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

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
Net income	$372	$378	$851	$845
Less: Net income attributable to non-controlling interests	(4)	(56)	(11)	(61)
Net income attributable to Host Inc.	$368	$322	$840	$784

Basic weighted average shares outstanding	725.5	739.9	735.0	739.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.6	0.4	0.6
Diluted weighted average shares outstanding	725.8	740.5	735.4	740.2

Basic earnings per common share	$.51	$.43	$1.14	$1.06
Diluted earnings per common share	$.51	$.43	$1.14	$1.06

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
Net income	$372	$378	$851	$845
Less: Net income attributable to non-controlling interests	—	(53)	(2)	(53)
Net income attributable to Host L.P.	$372	$325	$849	$792

Basic weighted average units outstanding	717.8	732.3	727.1	732.1
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.3	0.6	0.4	0.6
Diluted weighted average units outstanding	718.1	732.9	727.5	732.7

Basic earnings per common unit	$.52	$.44	$1.17	$1.08
Diluted earnings per common unit	$.52	$.44	$1.17	$1.08

4.	Revenue

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2019	2018	2019	2018
San Diego	$138	$136	$409	$402
San Francisco/San Jose	127	131	392	373
New York	134	172	384	539
Maui/Oahu	99	93	305	270
Washington, D.C. (Central Business District)	76	71	259	252
Florida Gulf Coast	51	37	256	216
Phoenix	45	46	236	220
Boston	86	86	234	231
Orlando	43	44	166	170
Los Angeles	49	48	141	143
Chicago	45	53	128	140
Miami	36	9	125	41
Atlanta	35	37	121	119
Northern Virginia	26	34	103	115
Seattle	35	38	92	99
Houston	25	25	86	88
Orange County	25	32	84	91
San Antonio	22	26	81	86
New Orleans	22	19	80	75
Jacksonville	21	25	79	78
Denver	27	26	72	69
Philadelphia	22	22	67	65
Other	50	61	170	196
Domestic	1,239	1,271	4,070	4,078
International	23	28	65	85
Total	$1,262	$1,299	$4,135	$4,163

5.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the federal income tax prohibition on the ability of a REIT to derive revenue directly from the operations of a hotel.

Ground Leases

As of September 30, 2019, all or a portion of 23 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 80% of our 2019 minimum lease payments and 99% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

over the previous years, for which we will reevaluate the lease liability and ROU asset, as these payments now represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Subsequent to the initial adoption of the new standard, such amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.

Office Leases and Other

We have office leases for our headquarters office in Bethesda, which expires in 2022, as well as satellite offices in Miami and San Diego, which leases expire in 2022 and 2021, respectively, with no renewal options. In addition, we have entered into a new lease agreement to lease office space in downtown Bethesda for our headquarters office. The lease is expected to commence in the fourth quarter, upon completion of construction. Our leasing activity also includes leases entered into by our hotels for various types of equipment that historically have been accounted for either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. As we have elected to use the package of practical expedients, all existing capital leases now are classified as finance leases, which total $1 million at September 30, 2019.

As disclosed in Note 2 – Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the effective date transition method. As a result, disclosures required under the new standard will not be provided for dates or periods prior to January 1, 2019. For the comparative periods, we will provide disclosures required by ASC 840, Leases.

The following table presents lease cost and other information for the quarter and year-to-date ended September 30, 2019 (in millions):

	Quarter ended September 30, 2019	Year-to-date ended September 30, 2019
Lease cost
Operating lease cost	$11	$34
Variable lease cost	10	29
Sublease income	(1)	(1)
Total lease cost	$20	$62

Other information
Operating cash flows used for operating leases for the year-to-date ended September 30, 2019		$34
Weighted-average remaining lease term - operating leases		53 years
Weighted-average discount rate - operating leases		5.4%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability in the statement of financial position as of September 30, 2019 (in millions):

	As of September 30, 2019
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	4.0%	5.4%
October 1, 2019 - December 31, 2019	$8	$2	$10
2020	32	7	39
2021	32	6	38
2022	32	3	35
2023	32	—	32
Thereafter	1,551	—	1,551
Total undiscounted cash flows	$1,687	$18	$1,705

Present values
Long-term lease liabilities	$541	$17	$558
Total lease liabilities	$541	$17	$558
Difference between undiscounted cash flows and discounted cash flows	$1,146	$1	$1,147

In addition, the $38 million lease liability associated with the ground lease at the Sheraton San Diego Hotel & Marina is classified as held for sale at September 30, 2019. The undiscounted cash flows for this ground lease total $130 million.

The following table presents the future minimum annual rental commitments, excluding renewal periods, as of December 31, 2018, for which we are the lessee, required under non-cancelable operating leases in accordance with ASC 840, under which we report prior to January 1, 2019 (in millions):

As of December 31, 2018
2019	$46
2020	44
2021	43
2022	40
2023	37
Thereafter	1,309
Total minimum lease payments	$1,519

6.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2019	December 31, 2018
Land and land improvements	$2,061	$1,960
Buildings and leasehold improvements	13,213	13,586
Furniture and equipment	2,298	2,411
Construction in progress	320	220
	17,892	18,177
Less accumulated depreciation and amortization	(8,204)	(8,417)
	$9,688	$9,760

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

n

7.	Debt

Senior Notes.  On September 26, 2019, we issued $650 million of 3.375% Series H senior notes due December 2029 for proceeds of approximately $640 million, net of discounts, underwriting fees and expenses. Interest is payable semi-annually in arrears on June 15 and December 15, commencing December 15, 2019. Subsequent to quarter end, the net proceeds were used, together with cash on hand, to redeem our $300 million 6% Series Z senior notes due 2021 and our $350 million 5.25% Series B senior notes due 2022, including a prepayment premium of $50 million.

Credit Facility. During the quarter, we repaid $56 million on the revolver portion of our credit facility. As of September 30, 2019, we had $1.5 billion of available capacity under the revolver portion of our credit facility.

On August 1, 2019, we amended and restated (the “Restatement”) our existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent. The Restatement increases the capacity of the revolver portion from $1.0 billion to $1.5 billion and extends the maturity to January 2024, with two six-month renewal options. Under the Restatement, we also extended the maturities of the two existing $500 million term loans, from September 2020 and May 2021 to January 2024 and January 2025, respectively, subject to a one-year extension option on the January 2024 maturity. Interest on revolver borrowings under the Restatement consists of floating rates equal to LIBOR plus a margin ranging from 77.5 to 145 basis points or a base rate plus a margin of zero to 45 basis points (depending on Host L.P.’s unsecured long-term debt rating) plus a facility fee ranging from 12.5 to 30 basis points depending on our rating, regardless of usage. Interest on the term loans consists of LIBOR plus a margin ranging from 85 to 165 basis points or a base rate plus a margin ranging from zero to 65 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s unsecured long-term debt rating on the date of the Restatement, we are able to borrow on the revolver at a rate of LIBOR plus 90 basis points and the rate on the term loans is LIBOR plus 100 basis points, representing a decrease of 10 basis points for each, compared to our previous facility. In addition, we are required to pay a facility fee of 20 basis points. The Restatement also contains an option to add $500 million of commitments, which may be used for additional revolving credit facility borrowings and/or term loans.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Redeemable, non-controlling interests
Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$128
Net income	—	—	—	840	2	9
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	—
Repurchase of common stock	—	(400)	—	—	—	—
Dividends declared on common stock	—	—	—	(438)	—	—
Distributions to non-controlling interests	—	—	—	—	(68)	(5)
Changes in ownership and other	—	—	—	—	—	1
Other comprehensive loss	—	—	(3)	—	—	—
Balance, September 30, 2019	$7	$7,762	$(62)	$(208)	$6	$133

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Redeemable, non-controlling interests
Balance June 30, 2019	$7	$7,948	$(56)	$(432)	$7	$141
Net income	—	—	—	368	—	4
Issuance of common stock for comprehensive stock plans, net	—	4	—	—	—	—
Repurchase of common stock	—	(200)	—	—	—	—
Dividends declared on common stock	—	—	—	(144)	—	—
Distributions to non-controlling interests	—	—	—	—	(1)	(2)
Changes in ownership and other	—	10	—	—	—	(10)
Other comprehensive loss	—	—	(6)	—	—	—
Balance, September 30, 2019	$7	$7,762	$(62)	$(208)	$6	$133

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Redeemable, non-controlling interests
Balance, December 31, 2017	$7	$8,097	$(60)	$(1,071)	$29	$167
Net income	—	—	—	784	53	8
Issuance of common stock for comprehensive stock plans, net	—	10	—	—	—	—
Dividends declared on common stock	—	—	—	(445)	—	—
Distributions to non-controlling interests	—	—	—	—	(1)	(5)
Changes in ownership and other	—	1	—	—	(8)	—
Other comprehensive loss	—	—	(5)	—	—	—
Cumulative effect of accounting change	—	—	—	4	—	—
Balance, September 30, 2018	$7	$8,108	$(65)	$(728)	$73	$170

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Redeemable, non-controlling interests
Balance, June 30, 2018	$7	$8,100	$(68)	$(901)	$28	$173
Net income	—	—	—	322	53	3
Issuance of common stock for comprehensive stock plans, net	—	4	—	—	—	—
Dividends declared on common stock	—	—	—	(149)	—	—
Distributions to non-controlling interests	—	—	—	—	—	(2)
Changes in ownership and other	—	4	—	—	(8)	(4)
Other comprehensive income	—	—	3	—	—	—
Balance, September 30, 2018	$7	$8,108	$(65)	$(728)	$73	$170

Capital of Host L.P.

As of September 30, 2019, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Limited partnership interests of third parties
Balance, December 31, 2018	$1	$7,552	$(59)	$72	$128
Net income	—	840	—	2	9
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	—
Repurchase of common OP units	—	(400)	—	—	—
Distributions declared on common OP units	—	(438)	—	—	(5)
Distributions to non-controlling interests	—	—	—	(68)	—
Changes in ownership and other	—	—	—	—	1
Other comprehensive loss	—	—	(3)	—	—
Balance, September 30, 2019	$1	$7,560	$(62)	$6	$133

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Limited partnership interests of third parties
Balance June 30, 2019	$1	$7,522	$(56)	$7	$141
Net income	—	368	—	—	4
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	4	—	—	—
Repurchase of common OP units	—	(200)	—	—	—
Distributions declared on common OP units	—	(144)	—	—	—
Distributions to non-controlling interests	—	—	—	(1)	(2)
Changes in ownership and other	—	10	—	—	(10)
Other comprehensive loss	—	—	(6)	—	—
Balance, September 30, 2019	$1	$7,560	$(62)	$6	$133

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Limited partnership interests of third parties
Balance, December 31, 2017	$1	$7,032	$(60)	$29	$167
Net income	—	784	—	53	8
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	10	—	—	—
Distributions declared on common OP units	—	(445)	—	—	(5)
Distributions to non-controlling interests	—	—	—	(1)	—
Changes in ownership and other	—	1	—	(8)	—
Other comprehensive loss	—	—	(5)	—	—
Cumulative effect of accounting change	—	4	—	—	—
Balance, September 30, 2018	$1	$7,386	$(65)	$73	$170

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Limited partnership interests of third parties
Balance, June 30, 2018	$1	$7,205	$(68)	$28	$173
Net income	—	322	—	53	3
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	4	—	—	—
Distributions declared on common OP units	—	(149)	—	—	(2)
Distributions to non-controlling interests	—	—	—	—	—
Changes in ownership and other	—	4	—	(8)	(4)
Other comprehensive income	—	—	3	—	—
Balance, September 30, 2018	$1	$7,386	$(65)	$73	$170

Share Repurchases

On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. During the third quarter of 2019, we repurchased 12.1 million shares at an average price of $16.51 per share, exclusive of commissions, through our common share repurchase program for a total of $200 million. In total, as of September 30, 2019, we have repurchased 23 million shares at an average price of $17.36 for a total of $400 million. Subsequent to quarter end, we purchased an additional 800,000 shares at an average price of $16.79 per share, for a total of $14 million, pursuant to our trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act. Following these transactions, we have $586 million available for repurchase under the program.

Dividends/Distributions

On September 13, 2019, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2019 to stockholders of record as of September 30, 2019. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Dispositions

During the third quarter of 2019, we sold the following hotels:

•	Courtyard Chicago Downtown/River North and Residence Inn Arlington Pentagon City for $150 million, including $9 million for the FF&E replacement funds;

•	Chicago Marriott Suites O’Hare for $39 million, including $3 million for the FF&E replacement funds;

•

Scottsdale Marriott Suites Old Town, Scottsdale Marriott at McDowell Mountains, Costa Mesa Marriott, and Atlanta Marriott Suites Midtown for $256 million, including $8 million for the FF&E replacement funds; and

•	The Westin Indianapolis for $120 million, including $2 million for the FF&E replacement funds.

We recorded a gain on sale of approximately $279 million in the third quarter of 2019 related to the sale of these hotels.

Subsequent to quarter end, we sold the Sheraton San Diego Hotel & Marina and the Hyatt Regency Cambridge, Overlooking Boston, for $297 million. As of September 30, 2019, these hotels were classified as held for sale.

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

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,425	$3,616	$2,782	$2,808
Credit facility (Level 2)	989	1,000	1,049	1,055

E

11.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Accordingly, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2019. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
United States	$1,239	$1,271	$4,070	$4,078	$9,587	$9,651
Brazil	6	4	17	14	44	49
Canada	17	17	48	50	57	60
Mexico	—	7	—	21	—	—
Total	$1,262	$1,299	$4,135	$4,163	$9,688	$9,760

12.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2019	December 31, 2018
Common OP units outstanding (millions)	7.6	7.5
Market price per Host Inc. common share	$17.29	$16.67
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$133	$128
Historical cost (millions)	81	78
Book value (millions) (1)	133	128
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third party limited partnership interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $6 million and $72 million as of September 30, 2019 and December 31, 2018, respectively. Approximately $66 million of the balance at December 31, 2018 relates to the partnership that owned the JW Marriott Hotel Mexico City that was sold in September 2018, representing the portion of the net sale proceeds attributable to the third-party interest that was paid in January 2019.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of September 30, 2019 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2019	2018	Change		2019	2018	Change
Total revenues	$1,262	$1,299	(2.8)%		$4,135	$4,163	(0.7)%
Net income	372	378	(1.6)%		851	845	0.7%
Operating profit (loss)	137	(92)	N/M		633	342	85.1%
Operating profit (loss) margin under GAAP	10.9%	(7.1)%	1,800	bps	15.3%	8.2%	710	bps
EBITDAre (1)	$316	$344	(8.1)%		$1,183	$1,190	(0.6)%
Adjusted EBITDAre (1)	312	344	(9.3)%		1,179	1,190	(0.9)%

Diluted earnings per common share	0.51	0.43	18.6%		1.14	1.06	7.5%
NAREIT FFO per diluted share (1)	0.35	0.37	(5.4)%		1.36	1.34	1.5%
Adjusted FFO per diluted share (1)	0.35	0.37	(5.4)%		1.37	1.34	2.2%

Comparable Hotel Data:
	2019 Comparable Hotels (2)
	Quarter ended September 30,				Year-to-date ended September 30,
	2019	2018	Change		2019	2018	Change
Comparable hotel revenues (1)	$1,089	$1,076	1.2%		$3,420	$3,404	0.5%
Comparable hotel EBITDA (1)	289	294	(1.9)%		996	996	—
Comparable hotel EBITDA margin (1)	26.5%	27.35%	(85	bps)	29.1%	29.25%	(15	bps)
Change in comparable hotel Total RevPAR - Constant US$	1.2%				0.5%
Change in comparable hotel RevPAR - Constant US$	(0.2)%				(0.9)%
Change in comparable hotel RevPAR - Nominal US$	(0.2)%				(1.0)%
Change in comparable domestic RevPAR	(0.3)%				(1.1)%
Change in comparable international RevPAR - Constant US$	4.1%				6.7%
___________

(1)

EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including comparable hotel revenues and comparable hotel EBITDA and margins) are non-GAAP (U.S. Generally Accepted Accounting Principles) financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)	Comparable hotel operating statistics for 2019 and 2018 are based on 75 hotels as of September 30, 2019.

Revenue

Total revenues declined $37 million, or 2.8%, for the third quarter and $28 million, or 0.7%, year-to-date, as the net effect of our recent acquisitions and dispositions led to reductions of $60 million and $54 million for the third quarter and year-to-date periods, respectively. Comparable hotel revenues increased $13 million, or 1.2%, for the third quarter and $16 million, or 0.5%, year-to-date. For the third quarter, comparable revenue per available room (“RevPAR”) on a constant US$ basis decreased 0.2% due primarily to a 0.2% decrease in average room rate. Year-to-date, comparable RevPAR on a constant US$ basis declined 0.9% as a result of a decrease in occupancy of 110 basis points, partially offset by a 0.5% increase in average room rate. Comparable Total RevPAR, which also includes food and beverage and other revenues, increased 1.2% for the quarter and 0.5% year-to-date on a constant US$ basis. For the third quarter and year-to-date, comparable food and beverage revenues increased $7 million, or 2.2%, and $9 million, or 0.9%, respectively, due to an increase in banquet and audio-visual revenues, partially offset by a decline in outlet revenues. Comparable other revenues grew by $8 million, or 12.1%, for the third quarter and $29 million, or 15.1%, year-to-date, due to an increase in attrition and cancelation revenues and resort and destination fees.

The strongest markets for the quarter were New Orleans and Florida Gulf Coast, which had Total RevPAR increases of 14.2% and 8.4%, respectively. The improvements primarily were the result of an increase in group business and banquet revenues in both markets. The New Orleans Marriott also benefited from stronger citywide events, while the Don Cesar and the Ritz-Carlton Golf Resort in the Florida Gulf Coast market benefited from recently completed renovations. The Maui/Oahu, Phoenix and Washington, D.C. (CBD) markets also outperformed our portfolio, with Total RevPAR increases of 6.8%, 6.4%, and 6.4%, respectively. In Maui/Oahu, increases in both occupancy and rate drove Total RevPAR as demand remains robust in Maui and airfare to the islands has become relatively affordable as airlines open new routes. In Phoenix, the improvement in Total RevPAR was due to an increase in food and beverage revenues, as The Phoenician reopened two restaurants after completing renovations. In Washington, D.C. (CBD), stronger group performance drove the 2.5% increase in average rate and the 10.7% increase in food and beverage revenue. These strong performances were offset by Total RevPAR declines at our Jacksonville and Seattle hotels of 14.5% and 8.5%, respectively. The decline in Jacksonville was driven by a decrease in occupancy of 870 basis points due to Hurricanes Dorian and Humberto which caused cancelations in both transient and group bookings, as well as a forced hotel closure. The decline in Seattle was driven by new supply and fewer group room nights due to a decrease in citywide events. Our New York properties also lagged the portfolio, with a Total RevPAR decline of 2.2%, due to continued increases in supply and weak demand in the Times Square submarket.

On a constant US$ basis, Total RevPAR at our comparable international properties improved 7% for the third quarter and 4.8% for year-to-date, primarily due to an increase in occupancy of 1,530 basis points at our hotels in Brazil for the quarter, as well as an increase in food and beverage revenue of 31.2% at the hotels in Brazil.

Operating profit

Operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 1,800 basis points, to 10.9%, for the third quarter and 710 basis points, to 15.3%, year-to-date, due primarily to the third quarter 2018 impairment expense of $239 million. Operating profit margins are also affected by several other items, including dispositions, depreciation expense and corporate expenses. Our comparable hotel EBITDA margin, which excludes these items, declined 85 basis points, to 26.5%, for the third quarter and declined 15 basis points, to 29.1%, year-to-date. For the quarter and year-to-date, downward pressure on margins was due to the decline in RevPAR, increasing labor costs due to tightening labor markets and a rebate received from Marriott in the third quarter of 2018, which was partially offset by an increase in ancillary revenues, the operating guarantees provided by Marriott related to the Marriott transformational capital program and realized benefits from the Marriott and Starwood merger.

Net income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income decreased $6 million, or 1.6%, for the quarter and increased $6 million, or 0.7%, year-to-date. For the quarter, the decline primarily was due to a decrease in gain on sale of assets of $273 million, mostly offset by the decline in depreciation expense. The increase year-to-date was due to a decline in depreciation expense, partially offset by a decline in gain on sale of assets. The net effect of our recent acquisitions and dispositions increased net income by $17 million for the quarter and $75 million year-to-date, while the sale of our interest in the Euro JV in December 2018 reduced net income by $2 million for the quarter and $11 million year-to-date. These changes led to an increase in diluted earnings per share of $0.08, or 18.6%, for the quarter and $0.08, or 7.5%, year-to-date. Adjusted EBITDAre, which excludes gain on sale of assets and impairment expense, decreased $32 million, or 9.3%, for the quarter and $11 million, or 0.9%, year-to-date. The net effect of our recent acquisitions and dispositions reduced Adjusted EBITDAre by $18 million for the quarter and $2 million year-to-date, while the sale of our interest in the Euro JV reduced Adjusted EBITDAre by $13 million for the quarter and $36 million year-to-date, as compared to the prior year. Adjusted FFO per diluted share decreased $0.02, or 5.4%, for the quarter and increased $0.03, or 2.2%, year-to-date.

The trends and transactions described for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and the Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

Outlook

Expectations of the overall growth in lodging demand for the remainder of 2019 have continued to weaken, as concerns surrounding an economic slowdown and political and trade uncertainty have weighed on business sentiment, despite positive economic indicators in the broader U.S. economy. Consensus estimates anticipate real GDP growth of 2.3%, implying growth above the long-term trend, albeit at a slight deceleration from 2018 growth of 2.9%. Additionally, the economic outlook is supported by strong consumer confidence and a robust labor market, which typically will buoy travel demand. However, slower economic growth abroad has constrained growth in inbound international travel and the outlook for business investment growth has softened. Specifically, uncertainty surrounding U.S./China trade disputes, Great Britain’s anticipated exit from the European Union, and the stronger U.S. dollar have impacted lodging demand.

At the same time, industry supply growth in 2019 continues to be above the long-term average, but below historical peak levels. Some of our markets, such as New York and Seattle, continue to experience above-average supply growth, which has made it more challenging for our operators to maintain high levels of occupancy and to grow average rates. Therefore, constrained lodging demand and targeted supply growth are expected to limit overall RevPAR growth for our portfolio for the balance of 2019.

Based on these trends, we estimate that for the full year 2019 comparable RevPAR will decrease between 1.0% and 0.25%, on a constant US$ basis. Disruption due to the Marriott transformational capital program discussed below is anticipated to reduce comparable hotel RevPAR by approximately 50 basis points in 2019 (in addition to disruptions at our non-comparable hotels). However, the estimated effect to earnings caused by this disruption is offset by Marriott’s operating profit guarantees, of which we expect to receive $23 million in 2019. Despite the outlook discussed above, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the U.S. economy, changes in travel patterns, increased market volatility, escalating trade tensions and international economic and political instability.

Strategic Initiatives

Balance Sheet. On September 26, 2019, we issued $650 million of 3.375% Series H senior notes due December 2029 for proceeds of approximately $640 million, net of discounts, underwriting fees and expenses. The Series H senior notes have been designated as green bonds, as an amount equal to the net proceeds will be allocated to eligible green projects. Interest is payable semi-annually in arrears on June 15 and December 15, commencing December 15, 2019. Subsequent to quarter end, the net proceeds were used, together with cash on hand, to redeem our $300 million 6% Series Z senior notes due 2021 and our $350 million 5.25% Series B senior notes due 2022, including a prepayment premium of $50 million. Following the repayment of the Series Z senior notes and Series B senior notes, we have no material debt maturities until 2023. Additionally, during the quarter, we repaid $56 million outstanding on the revolver portion of our credit facility and amended and restated our credit facility agreement, extending the maturity on our outstanding term loans and decreasing interest rates by 10 basis points compared to the previous facility.

Share Repurchases. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. During the third quarter, we repurchased 12.1 million shares at an average price of $16.51 per share, through our common share repurchase program, for a total of $200 million. Subsequent to quarter end, we purchased an additional 800,000 shares for a total of $14 million, pursuant to our trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act. Following these transactions, we have $586 million available for repurchase under the program.

Dispositions. During the third quarter of 2019, we sold the Courtyard Chicago Downtown/River North, Residence Inn Arlington Pentagon City, Chicago Marriott Suites O’Hare, Scottsdale Marriott Suites Old Town, Scottsdale Marriott at McDowell Mountains, Costa Mesa Marriott, Atlanta Marriott Suites Midtown and The Westin Indianapolis for a combined sale price of approximately $565 million. Subsequent to quarter end, we sold the Sheraton San Diego Hotel & Marina and Hyatt Regency Cambridge for a combined total of $297 million. Year-to-date we have sold 14 hotels for a total of $1.3 billion.

Capital Projects. For full year 2019, we expect total capital expenditures of $550 million to $590 million. This total amount consists of return on investment (“ROI”) projects of approximately $315 million to $335 million and renewal and replacement expenditures of $235 million to $255 million. ROI projects include approximately $225 million for ten hotels related to the Marriott transformational capital program discussed below.

During the first three quarters of 2019, we spent approximately $211 million on ROI capital projects and $181 million on renewal and replacement projects. Significant projects completed during the quarter included an extensive renovation of all 1,500 rooms at the San Francisco Marriott Marquis, the renovation of over 22,000 square feet of public space at the JW Marriott Houston, and an updated lobby bar at The Don CeSar.

In collaboration with Marriott, we initiated a transformational capital program in 2018 on 17 properties that is expected to occur over a four-year period. We believe these investments will make these hotels more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. To accelerate this process, we agreed to invest amounts in excess of the FF&E reserves required under our management agreements, or approximately an average of $175 million per year, which amounts are included in the forecast range of 2019 capital expenditures reflected above. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $84 million, before reductions for incentive management fees, over the four years to offset expected business disruption. Of the 17 properties included in the program, work is underway or will be completed on 13 of the 17 properties by December 31, 2019. We have substantially completed the projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown and San Francisco Marriott Marquis, while the Santa Clara Marriott project is also expected to be completed in 2019. We anticipate completing nearly 40% of the total estimated spend for the transformational capital program by year-end. In 2020, we expect to substantially complete additional projects at the JW Marriott Atlanta Buckhead, Minneapolis Marriott City Center, and San Antonio Marriott Rivercenter.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2019	2018	Change	2019	2018	Change
Total revenues	$1,262	$1,299	(2.8)%	$4,135	$4,163	(0.7)%
Operating costs and expenses:
Property-level costs (1)	1,103	1,367	(19.3)	3,426	3,739	(8.4)
Corporate and other expenses	26	24	8.3	80	82	(2.4)
Gain on insurance and business interruption settlements	4	—	N/M	4	—	N/M
Operating profit (loss)	137	(92)	N/M	633	342	85.1
Interest expense	46	45	2.2	132	134	(1.5)
Gain on sale of assets	274	547	(49.9)	336	667	(49.6)
Provision for income taxes	4	42	(90.5)	22	63	(65.1)

Host Inc.:
Net income attributable to non-controlling interests	4	56	(92.9)	11	61	(82.0)
Net income attributable to Host Inc.	368	322	14.3	840	784	7.1

Host L.P.:
Net income attributable to non-controlling interests	—	53	N/M	2	53	(96.2)
Net income attributable to Host L.P.	372	325	14.5	849	792	7.2
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the third quarter and year-to-date 2019, the results of hotels acquired or sold during the comparable periods impacted our year-over-year comparisons. Comparisons of our operations were affected by the acquisition of the 1 Hotel South Beach in February 2019 and full year-to-date results for the three Hyatt hotels acquired in March 2018. These acquisitions were offset by the sale of 12 hotels in the first three quarters of 2019 as well as the disposition of four hotels in 2018. The table below presents the net increase/reduction in revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	Quarter ended September 30,			Year-to-date ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues:
Acquisitions	$78	$55	$23	$266	$114	$152
Dispositions	11	94	(83)	124	330	(206)
Total revenues	$89	$149	$(60)	$390	$444	$(54)
Net income (loss) (excluding gain on sale, net of tax):
Acquisitions	$4	$6	$(2)	$44	$14	$30
Dispositions	3	(16)	19	34	(11)	45
Net income (loss) (excluding gain on sale, net of tax):	$7	$(10)	$17	$78	$3	$75

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues:
Rooms	$830	$874	(5.0)%	$2,618	$2,691	(2.7)%
Food and beverage	341	337	1.2	1,223	1,199	2.0
Other	91	88	3.4	294	273	7.7
Total revenues	$1,262	$1,299	(2.8)	$4,135	$4,163	(0.7)

Rooms. Total rooms revenues decreased $44 million, or 5.0%, and $73 million, or 2.7%, for the quarter and year-to-date, respectively. Rooms revenues at our comparable hotels decreased $2 million, or 0.2%, and $22 million, or 1.0%, for the quarter and year-to-date, respectively, due to a decline in room rate for the quarter and a decline in occupancy year-to-date. The net effect of our Property Transactions was a decrease in rooms revenues of $48 million, or 5.5%, and $53 million, or 2%, for the quarter and year-to-date, respectively, while total room revenues also benefited from renovations completed in the prior year at certain non-comparable hotels.

Food and beverage.  Total food and beverage (“F&B”) revenues increased $4 million, or 1.2%, for the quarter and $24 million, or 2.0%, year-to-date. Comparable F&B revenues increased $7 million, or 2.2%, for the quarter, and $9 million, or 0.9%, year-to-date. The increases reflect an increase in banquet and audio visual revenues. The net effect of our Property Transactions on F&B revenues was a decrease of $6 million, or 1.9%, for the quarter and an increase of $11 million, or 0.9%, for the year-to-date.

Other revenues. Total other revenues increased $3 million, or 3.4%, for the quarter and $21 million, or 7.7%, year-to-date. At our comparable hotels, other revenues increased $8 million, or 12.1%, for the quarter and $29 million, or 15.1%, year-to-date, primarily due to an increase in attrition and cancellation fees and resort and destination fees. The net effect of our Property Transactions was a decrease in other revenues of $6 million, or 7.3%, and $12 million, or 4.4%, for the quarter and year-to-date, respectively.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2019	2018	Change	2019	2018	Change
Expenses:
Rooms	$221	$234	(5.6)%	$664	$696	(4.6)%
Food and beverage	260	254	2.4	835	822	1.6
Other departmental and support expenses	320	321	(0.3)	981	972	0.9
Management fees	52	56	(7.1)	177	183	(3.3)
Other property-level expenses	85	90	(5.6)	268	287	(6.6)
Depreciation and amortization	165	412	(60.0)	501	779	(35.7)
Total property-level operating expenses	$1,103	$1,367	(19.3)	$3,426	$3,739	(8.4)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits expenses account for approximately 57% of the operating expenses at our hotels (excluding depreciation). For the third quarter and year-to-date 2019, wages and benefits expenses increased 4.3% and 2.7%, respectively, at our comparable hotels due to higher hourly wage rate and benefit cost increases. The increase in wages and benefits accelerated during the third quarter, reflecting tight labor markets, a trend we expect to continue. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

Rooms. Rooms expenses declined $13 million, or 5.6%, for the third quarter and $32 million, or 4.6%, year-to-date. Our comparable hotels rooms expenses declined $1 million, or 0.1%, for the quarter. Comparable hotel expenses declined $6 million, or 1.0%, year-to-date, reflecting the decrease in occupancy offset by an increase in wages and benefits expenses. The net effect of our Property Transactions decreased rooms expenses by $14 million, or 6%, for the quarter and $27 million, or 3.9%, year-to-date.

Food and beverage. F&B expenses increased $6 million, or 2.4%, for the quarter and $13 million, or 1.6%, year-to-date. For our comparable hotels, F&B expenses increased $8 million, or 3.9%, for the quarter and $11 million, or 1.6%, year-to-date, primarily reflecting increases in F&B wages and benefits, while food costs improved. The net effect of our Property Transactions decreased F&B expenses by $5 million, or 1.9%, and $1 million, or 0.1%, for the quarter and year-to-date, respectively.

Other departmental and support expenses. Other departmental and support expenses decreased $1 million, or 0.3%, for the third quarter and increased $9 million, or 0.9%, year-to-date. On a comparable hotel basis, other departmental and support expenses increased $12 million, or 4.7%, for the quarter and $23 million, or 2.9%, year-to-date, primarily due to increases in wages and benefits costs. The net effect of our Property Transactions decreased other departmental and support expenses by $16 million, or 4.9%, for the quarter and $16 million, or 1.7%, year-to-date.

Management fees.  Base management fees, generally which are calculated as a percentage of total revenues, decreased $2 million, or 5.0%, in the third quarter and $3 million, or 2.3%, year-to-date. On a comparable hotel basis, base management fees were flat for both the third quarter and year-to-date. Incentive management fees, generally which are based on the amount of operating profit at each property after we receive a priority return on our investment, decreased $3 million, or 15.8%, for the quarter and $1 million, or 1.6%, year-to-date. On a comparable hotel basis, incentive management fees increased $1 million, or 4.4%, for the quarter and were flat for the year-to-date. The net effect of our Property Transactions decreased management fees by $3 million, or 6.1%, for the quarter and $4 million, or 2%, year-to-date.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $5 million, or 5.6%, for the quarter and $19 million, or 6.6%, year-to-date. Other property-level expenses at our comparable hotels decreased $3 million, or 3.4%, for the quarter and $11 million, or 4.8%, year-to-date, primarily due to the receipt of operating profit guarantees from Marriott under the transformational capital program, in addition to benefits from synergies of the Marriott merger with Starwood Hotels, partially offset by a rebate received in the third quarter of 2018. The net effect of our Property Transactions decreased other property-level expenses by $4 million, or 4.3%, for the quarter and $4 million, or 1.3%, year-to-date.

Depreciation and amortization. Depreciation and amortization expense decreased $247 million, or 60.0%, for the quarter and $278 million, or 35.7%, year-to-date, as a result of impairment expenses that were recorded in 2018.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
General and administrative costs	$22	$20	$69	$71
Non-cash stock-based compensation expense	4	4	11	11
Total	$26	$24	$80	$82
Interest expense. Interest expense increased for the quarter due to accelerated recognition of interest expense associated with refinancing our credit facility and decreased year-to-date due to lower interest rates. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
Cash interest expense(1)	$41	$43	$124	$129
Non-cash interest expense	2	2	5	5
Non-cash debt extinguishment costs	3	—	3	—
Total interest expense	$46	$45	$132	$134
___________
(1)	Including the change in accrued interest, total cash interest paid was $120 million and $122 million for year-to-date 2019 and 2018, respectively.

Gain on sale of assets.  During the third quarter, we recognized gain on sale of assets of $274 million related to the sale of eight hotels. Year-to-date, the gain on sale of assets of $336 million also includes the sale of four hotels during the first half of the year. We recognized a gain on sale of assets of $667 million related to the sale of four hotels during the first three quarters of 2018.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. The income tax provision recorded in the third quarter and year-to-date 2019 decreased by $38 million and $41 million, respectively, due to the foreign corporate income taxes recorded in 2018 related to the disposition of the JW Marriott Hotel Mexico City.

Comparable Hotel RevPAR Overview

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those hotels that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels acquired or sold, that incurred significant property damage or business interruption, or have undergone large scale capital projects during these periods. As of September 30, 2019, 75 of our 82 owned hotels are classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable RevPAR results by geographic location and mix of business (i.e. transient, group, or contract).

Comparable Hotel Sales by Location

The following tables set forth performance information for our comparable hotels by geographic location as of September 30, 2019 and 2018, respectively:

As of September 30, 2019	Quarter ended September 30, 2019	Quarter ended September 30, 2018
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	3	1,682	$354.84	91.9%	$326.13	$498.71	$344.07	89.9%	$309.41	$467.05	5.4%	6.8%
Jacksonville	1	446	363.69	69.0	251.05	516.90	360.43	77.7	280.14	604.87	(10.4)	(14.5)
New York	3	4,259	271.11	92.0	249.40	341.59	279.01	90.2	251.60	349.44	(0.9)	(2.2)
Phoenix	3	1,654	197.07	57.9	114.19	287.59	180.36	63.3	114.20	270.35	—	6.4
Washington, D.C. (CBD)	5	3,238	211.15	84.4	178.19	254.63	205.95	83.7	172.41	239.43	3.4	6.4
Florida Gulf Coast	3	940	212.88	64.4	137.03	246.66	205.16	61.6	126.32	227.56	8.5	8.4
Los Angeles	4	1,726	238.54	87.3	208.32	303.73	238.09	87.2	207.53	300.81	0.4	1.0
Boston	4	3,185	243.62	91.4	222.58	293.17	249.19	91.1	227.10	291.81	(2.0)	0.5
Seattle	2	1,315	260.45	90.2	234.96	291.64	280.39	92.6	259.59	318.83	(9.5)	(8.5)
San Diego	4	4,341	235.94	84.9	200.22	347.13	239.77	85.0	203.73	338.42	(1.7)	2.6
San Francisco/ San Jose	5	2,353	237.15	81.8	193.89	261.50	235.07	87.2	205.07	269.79	(5.4)	(3.1)
Philadelphia	2	810	207.13	88.2	182.60	295.52	204.34	85.9	175.60	291.59	4.0	1.3
Orange County	2	925	207.20	82.8	171.54	273.03	207.97	82.5	171.54	269.20	—	1.4
Chicago	4	1,800	220.91	85.5	188.78	264.29	228.65	87.8	200.81	262.54	(6.0)	0.7
Atlanta	4	1,682	168.37	85.6	144.09	219.82	183.41	77.8	142.74	214.39	0.9	2.5
New Orleans	1	1,333	156.82	77.0	120.78	175.05	138.93	73.9	102.70	153.27	17.6	14.2
Northern Virginia	3	1,252	199.70	72.7	145.09	217.46	195.16	71.8	140.21	218.31	3.5	(0.4)
San Antonio	1	512	163.90	77.4	126.91	168.52	171.79	72.4	124.29	166.99	2.1	0.9
Denver	3	1,340	184.28	84.5	155.64	218.16	175.61	85.4	150.02	211.80	3.7	3.0
Miami	2	843	123.77	73.9	91.44	126.89	119.78	73.0	87.49	121.12	4.5	4.8
Houston	4	1,716	170.32	67.0	114.07	159.84	170.82	67.1	114.70	159.57	(0.5)	0.2
Orlando	1	2,004	155.29	59.2	91.97	231.78	150.91	64.1	96.80	238.77	(5.0)	(2.9)
Other	6	2,509	173.28	81.0	140.40	198.24	163.93	83.0	136.07	195.24	3.2	1.5
Domestic	70	41,865	223.28	81.7	182.36	276.71	223.35	81.9	182.93	273.77	(0.3)	1.1

International	5	1,499	159.14	75.9	120.86	166.88	163.65	70.9	116.08	155.89	4.1	7.0
All Locations - Constant US$	75	43,364	221.21	81.5	180.24	272.92	221.56	81.5	180.61	269.69	(0.2)	1.2

Comparable Hotels in Nominal US$
As of September 30, 2019	Quarter ended September 30, 2019	Quarter ended September 30, 2018
No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$159.14	75.9%	$120.86	$166.88	$165.21	70.9%	$117.20	$157.38	3.1%	6.0%
Domestic	70	41,865	223.28	81.7	182.36	276.71	223.35	81.9	182.93	273.77	(0.3)	1.1
All Locations	75	43,364	221.21	81.5	180.24	272.92	221.60	81.5	180.65	269.75	(0.2)	1.2

Comparable Hotels by Location in Constant US$

	As of September 30, 2019		Year-to-date ended September 30, 2019				Year-to-date ended September 30, 2018
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	3	1,682	$369.14	91.2%	$336.78	$515.00	$360.97	91.0%	$328.41	$497.81	2.5%	3.5%
Jacksonville	1	446	383.37	77.2	296.02	652.91	373.17	77.9	290.68	636.50	1.8	2.6
New York	3	4,259	268.50	83.0	222.99	329.67	279.51	86.3	241.30	353.53	(7.6)	(6.7)
Phoenix	3	1,654	292.22	71.7	209.42	472.19	271.38	73.1	198.34	431.59	5.6	9.4
Washington, D.C (CBD)	5	3,238	246.65	83.1	204.99	293.15	248.62	81.8	203.28	285.16	0.8	2.8
Florida Gulf Coast	3	940	273.15	74.9	204.59	375.07	266.35	72.9	194.20	353.39	5.3	6.1
Los Angeles	4	1,726	230.36	87.6	201.87	297.83	232.82	88.6	206.29	301.32	(2.1)	(1.2)
Boston	4	3,185	237.01	82.6	195.81	268.56	235.72	83.7	197.34	265.35	(0.8)	1.2
Seattle	2	1,315	231.59	84.3	195.17	256.01	248.28	85.5	212.25	276.50	(8.0)	(7.4)
San Diego	4	4,341	236.69	81.5	192.90	345.20	234.70	83.8	196.79	338.84	(2.0)	1.9
San Francisco/ San Jose	5	2,353	240.77	79.6	191.72	260.86	230.22	84.2	193.86	265.58	(1.1)	(1.8)
Philadelphia	2	810	216.10	85.4	184.46	301.70	207.10	86.2	178.43	295.01	3.4	2.3
Orange County	2	925	199.26	80.4	160.27	264.63	201.82	80.5	162.45	261.90	(1.3)	1.0
Chicago	4	1,800	207.76	76.2	158.28	224.27	214.14	79.2	169.50	230.06	(6.6)	(2.5)
Atlanta	4	1,682	193.72	79.7	154.41	241.44	187.34	78.4	146.83	231.77	5.2	4.2
New Orleans	1	1,333	188.24	79.9	150.35	219.33	178.86	80.6	144.23	206.59	4.2	6.2
Northern Virginia	3	1,252	208.03	72.1	150.02	245.90	203.30	73.4	149.26	250.07	0.5	(1.7)
San Antonio	1	512	186.29	78.3	145.78	198.15	192.78	75.5	145.47	194.45	0.2	1.9
Denver	3	1,340	175.15	76.3	133.61	195.92	167.17	78.1	130.63	188.15	2.3	4.1
Miami	2	843	162.96	80.2	130.67	180.26	159.30	80.7	128.63	178.90	1.6	0.8
Houston	4	1,716	178.46	72.4	129.22	184.58	176.15	72.8	128.23	188.05	0.8	(1.8)
Orlando	1	2,004	182.58	69.5	126.97	303.48	185.03	73.5	136.06	311.50	(6.7)	(2.6)
Other	6	2,509	172.53	79.1	136.41	193.77	168.87	79.5	134.31	194.29	1.6	(0.3)
Domestic	70	41,865	232.30	80.0	185.85	293.54	231.03	81.3	187.90	292.17	(1.1)	0.5

International	5	1,499	154.30	71.1	109.74	159.00	154.55	66.5	102.82	151.78	6.7	4.8
All Locations - Constant US$	75	43,364	229.90	79.7	183.22	288.89	228.85	80.8	184.96	287.31	(0.9)	0.5

Comparable Hotels in Nominal US$
	As of September 30, 2019		Year-to-date ended September 30, 2019				Year-to-date ended September 30, 2018
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$154.30	71.1%	$109.74	$159.00	$161.22	66.5%	$107.26	$158.21	2.3%	0.5%
Domestic	70	41,865	232.30	80.0	185.85	293.54	231.03	81.3	187.90	292.17	(1.1)	0.5
All Locations	75	43,364	229.90	79.7	183.22	288.89	229.04	80.8	185.11	287.54	(1.0)	0.5

Hotels Sales by Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for 75 of our hotels for which business mix data is available from our managers. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

Group demand was down 4.4% for the quarter, with rates up 1.8%, leading to an overall decline of 2.7%. Corporate group revenues were up 8.3%, driven by a 7.0% increase in demand, while association business declined 13.1% for the quarter. For the third quarter, transient revenues increased 0.7%, reflecting a 2.8% increase in demand, partially offset by a decrease in average rate of 2.0%, as properties worked to replace group volume loss with discounted transient business. Additionally, the improvement in transient revenues reflects an increase in loyalty program redemption revenues of 7.1%, with growth in both demand and average rate. Contract revenues increased 3.7% for the quarter driven by an 8.4% increase in rate.

Year-to-date, group revenues declined 3.1% reflecting a 4.9% decrease in group demand, offset by a 1.8% increase in average rate. Corporate group revenues were up 7.0%, while association business declined 13.7%. Transient demand was up 0.9%, while rates were down 1.3%, leading to an overall revenue decrease of 0.4%. Contract revenues increased 8.5%, driven by a 9.8% increase in rate.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt, the issuance of OP units or the sale of hotels. Host Inc. is a REIT and its only significant asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase its stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of liquidity and capital resources as the discussion below applies to both Host Inc. and Host L.P.

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

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On October 15, 2019, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which dividend totaled approximately $143 million.

Capital Resources. As of September 30, 2019, we had $2,030 million of cash and cash equivalents, $184 million in our FF&E escrow reserve and all $1.5 billion of available capacity under the revolver portion of our credit facility. Subsequent to quarter end, we redeemed all of our $300 million 6.0% Series Z Senior Notes due 2021 and our $350 million 5.25% Series B Senior Notes due 2022 using $702 million of our cash balance. As a result, we have no material debt maturities until 2023, and since June 30, 2019, we have lowered our average interest rate by 40 basis points to 3.9% and extended our weighted average debt maturity to 5.7 years. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, to make distributions and to make investments, is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

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

In order to have the flexibility to engage in repurchases and/or sales of common stock, depending upon prevailing market conditions, the following programs currently are in place. First, through a distribution agreement entered into in May 2018, we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. No shares were sold during the first three quarters of 2019.

Additionally, on August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its common stock share repurchase program to $1 billion from the $500 million which was previously authorized. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means, including through trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. The number of shares purchased will depend upon operating results, funds generated by sales activity, dividends that may be required by those sales and investment options that may be available, including reinvesting in the portfolio or acquiring new hotels, as well as maintaining our strong leverage position. During the third quarter we repurchased 12.1 million shares at an average price of $16.51 per share, exclusive of commissions, for a total purchase price of approximately $200 million. Subsequent to quarter end, we purchased an additional 800,000 shares at an average price of $16.79 per share, for a total of $14 million, pursuant to our trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act. Following these transactions, we have $586 million available for repurchase under the program.

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from asset sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Net cash provided by operations decreased $27 million to $914 million for the year-to-date ended September 30, 2019 compared to the same period of 2018 due primarily to the payment of 2018 federal and state capital gain tax in the first quarter of 2019 related to the $77 million tax obligation on sales proceeds we elected to pay taxes on rather than distribute the gain to our stockholders, partially offset by improvement in operations.

Cash Used in Investing Activities. Net cash used in investing activities was $74 million during the first three quarters of 2019 compared to $210 million for the first three quarters of 2018. Cash used in investing activities during the first three quarters of 2019 related to the acquisition of the 1 Hotel South Beach, while the first three quarters of 2018 included the acquisition of a portfolio of three Hyatt hotels. We also spent approximately $392 million on capital expenditures for the first three quarters of 2019 compared to $320 million in the first three quarters of 2018. Cash provided by investing activities consisted of proceeds from the disposition of twelve hotels in 2019 and four hotels in 2018.

The following tables summarize significant acquisitions and dispositions that have been completed as of November 7, 2019 (in millions):

Transaction Date		Description of Transaction		Investment
Acquisitions
February	2019	1 Hotel South Beach(1)		$(610)
		Total acquisitions		$(610)
___________
(1) Investment includes the issuance of $26 million of preferred and common OP units.

Transaction Date		Description of Transaction	Net Proceeds(1)	Sales Price
Dispositions
October	2019	Sheraton San Diego Hotel & Marina and Hyatt Regency Cambridge	$296	$297
August	2019	Atlanta Marriott Suites Midtown, Costa Mesa Marriott, Scottsdale Marriott at McDowell Mountains, and Scottsdale Marriott Old Town	246	256
August	2019	The Westin Indianapolis	116	120
August	2019	Chicago Marriott Suites O'Hare(2)	7	39
July	2019	Courtyard Chicago Downtown/River North and Residence Inn Arlington Pentagon City	141	150
June	2019	Washington Dulles Airport Marriott	9	11
April and June	2019	The Westin Mission Hills and Newport Beach Marriott Bayview	100	107
January	2019	The Westin New York Grand Central	276	302
		Total dispositions	$1,191
___________
(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)

In connection with the sale of the Chicago Marriott Suites O’Hare, we extended a $28 million bridge loan to the purchaser which we expect to be repaid in full.  The proceeds shown are net of the bridge loan.

Cash Used in Financing Activities. In the first three quarters of 2019, net cash used in financing activities was $380 million compared to $361 million for the first three quarters of 2018. Cash used in financing activities in the first three quarters of 2019 primarily consisted of the repurchase of common stock, dividend payments and repayments on our credit facility, while 2018 consisted of dividend payments. Cash provided by financing activities in the first three quarters of 2019 included the issuance of $650 million 3⅜% Series H Senior Notes, which proceeds were used subsequent to quarter end to redeem all of our $300 million 6.0% Series Z Senior Notes due 2021 and our $350 million 5¼% Series B Senior Notes due 2022. Cash provided by financing activities in the first three quarters of 2018 included draws on the credit facility.

The following table summarizes significant debt issuances, net of deferred financing costs, that were completed as of November 7, 2019 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
September	2019	Proceeds from the issuance of $650 million 3⅜% Series H senior notes	$640
		Total issuances	$640

The following table presents significant debt repayments, including prepayment premiums, that were completed as of November 7, 2019 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
October	2019	Redemption of $300 million of 6% Series Z senior notes	$(323)
October	2019	Redemption of $350 million of 5¼% Series B senior notes	(377)
September	2019	Net repayment on the revolver portion of credit facility	(56)
		Total cash repayments	$(756)

The following table summarizes significant equity transactions that have been completed through November 7, 2019 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - October	2019	Dividend payments (1)(2)	$(623)
May - October	2019	Repurchase of 24 million shares of Host Inc. common stock	(414)
		Cash payments on equity transactions	$(1,037)
___________
(1)	In connection with the dividend payments, Host L.P. made distributions of $630 million to its common OP unit holders.
(2)	Includes the fourth quarter 2018 dividend that was paid in January 2019.

Debt

As of September 30, 2019, our total debt was $4.4 billion, with a weighted average interest rate of 4.1% and a weighted average maturity of 5.2 years. Additionally, 78% of our debt has a fixed rate of interest and none of our consolidated hotels are encumbered by mortgage debt.

On September 26, 2019, we completed an underwritten public offering of $650 million aggregate principal amount of Series H senior notes bearing interest at a rate of 3⅜% due in 2029. The Series H senior notes are not redeemable prior to 90 days before the December 15, 2029 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. The senior notes have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends. These senior notes have covenants similar to our Series D, Series E, Series F and Series G senior notes, but are different than the covenants applicable to our prior series of senior notes issued before the receipt of our investment grade rating.

On August 1, 2019, Host L.P. entered into an amendment and restatement (the “Restatement”) of its existing senior unsecured bank credit facility, dated as of May 31, 2017, with Bank of America, N.A., as administrative agent and certain other agents and lenders (the “Existing Credit Agreement”), for the purpose of replacing and refinancing (1) its existing $1 billion revolving credit facility tranche that was scheduled to mature in May 2021 (excluding any available extension option) with a new revolving credit facility tranche in the amount of $1.5 billion; (2) its existing $500 million term loan facility tranche that would have matured in May 2021 (excluding any available extension option) with a new term loan facility tranche in the same principal amount; and (3) its existing $500 million term loan facility tranche that would have matured in September 2020 with a new term loan facility tranche in the same principal amount. The Restatement provides, among other things, for:

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

Borrowings under the Restatement may be used for working capital, repayment of debt and other general corporate purposes, including for the consummation of acquisitions. As of September 30, 2019, we had $1 billion in term loans outstanding and no amounts under the revolver portion of the Restatement outstanding. Based on Host L.P.’s unsecured long-term debt rating on the date of the Restatement, we are able to borrow on the revolver at a rate of LIBOR plus 90 basis points and pay a facility fee of 20 basis points, and the rate on the term loans is LIBOR plus 100 basis points.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of September 30, 2019:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	1.7	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.0	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.3	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F, Series G and Series H senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F, Series G and Series H senior notes and our actual credit ratios as of September 30, 2019:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	555%		Minimum ratio of 150%
Total indebtedness to total assets	18%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	10.0	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series prior to the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our existing senior notes (other than the Series D, Series E, Series F, Series G and Series H senior notes) as of September 30, 2019 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	556%		Minimum ratio of 125%
Total indebtedness to total assets	18%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	10.0	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F, Series G and Series H senior notes and our other senior notes with respect to covenant ratios, our actual ratios for the two sets of senior notes differ slightly.

For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2018.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2019, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should consider the non-controlling interest in the Host L.P. common OP units when analyzing dividend payments by Host Inc. to its stockholders, as these common OP unitholders share, on a pro rata basis, in cash distributed by Host L.P. to all of its common OP unitholders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other unaffiliated Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on October 15, 2019 to stockholders of record on September 30, 2019. The $0.20 per share dividend represents Host Inc.’s intended regular quarterly cash dividend for the next several quarters, subject to Board approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may decide in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or increased dividends, the amount of which dividends could be in excess of taxable income. Any special dividend will be subject to Board approval.

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

Of the 82 hotels that we owned on September 30, 2019, 75 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2019 are excluded from comparable hotel results for these periods:

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

The operating results of 16 hotels disposed of in 2018 and the first three quarters of 2019 are not included in comparable hotel results for the periods presented herein.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
Net income	$372	$378	$851	$845
Interest expense	46	45	132	134
Depreciation and amortization	159	173	495	519
Income taxes	4	42	22	63
EBITDA	581	638	1,500	1,561
Gain on dispositions (1)	(273)	(546)	(332)	(665)
Non-cash impairment expense	6	239	6	260
Equity investment adjustments:
Equity in earnings of Euro JV (2)	—	(3)	—	(11)
Equity in earnings of affiliates other than Euro JV	(4)	(3)	(13)	(14)
Pro rata EBITDAre of Euro JV (2)	—	13	—	36
Pro rata EBITDAre of equity investments other than Euro JV	6	6	22	23
EBITDAre	316	344	1,183	1,190
Adjustments to EBITDAre:
Gain on property insurance settlement	(4)	—	(4)	—
Adjusted EBITDAre	$312	$344	$1,179	$1,190
___________
(1)	Reflects the sale of 12 hotels in 2019 and the sale of the New York Marriott Marquis Retail and four hotels in 2018.
(2)	Represents our share of earnings and pro rata EBITDAre from the European Joint Venture (“Euro JV”). We sold our interest on December 21, 2018.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
Net income	$372	$378	$851	$845
Less: Net income attributable to non-controlling interests	(4)	(56)	(11)	(61)
Net income attributable to Host Inc.	368	322	840	784
Adjustments:
Gain on dispositions (1)	(273)	(546)	(332)	(665)
Tax on dispositions	(3)	29	(3)	29
Gain on property insurance settlement	(4)	—	(4)	—
Depreciation and amortization	159	171	493	515
Non-cash impairment expense	6	239	6	260
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(6)	(13)	(25)
Pro rata FFO of equity investments	3	12	16	44
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	53	1	52
FFO adjustments for non-controlling interests of Host L.P.	1	1	(2)	(2)
NAREIT FFO	253	275	1,002	992
Adjustments to NAREIT FFO:
Loss on debt extinguishment	4	—	4	—
Adjusted FFO	$257	$275	$1,006	$992

For calculation on a per share basis (2):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	725.8	740.5	735.4	740.2
Diluted earnings per common share	$.51	$.43	$1.14	$1.06
NAREIT FFO per diluted share	$.35	$.37	$1.36	$1.34
Adjusted FFO per diluted share	$.35	$.37	$1.37	$1.34
___________

(1)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(2)

Diluted earnings per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2019	2018	2019	2018
Number of hotels	75	75	75	75
Number of rooms	43,364	43,364	43,364	43,364
Change in comparable hotel Total RevPAR -
Constant US$	1.2%	—	0.5%	—
Nominal US$	1.2%	—	0.5%	—
Change in comparable hotel RevPAR -
Constant US$	(0.2)%	—	(0.9)%	—
Nominal US$	(0.2)%	—	(1.0)%	—
Operating profit (loss) margin (1)	10.9%	(7.1)%	15.3%	8.2%
Comparable hotel EBITDA margin (1)	26.5%	27.35%	29.1%	29.25%
Food and beverage profit margin (1)	23.8%	24.6%	31.7%	31.4%
Comparable hotel food and beverage profit margin (1)	25.9%	27.1%	32.6%	33.1%

Net income	$372	$378	$851	$845
Depreciation and amortization	165	412	501	779
Interest expense	46	45	132	134
Provision for income taxes	4	42	22	63
Gain on sale of property and corporate level income/expense	(259)	(533)	(292)	(618)
Non-comparable hotel results, net (2)	(39)	(50)	(218)	(207)
Comparable hotel EBITDA	$289	$294	$996	$996

	Quarter ended September 30, 2019				Quarter ended September 30, 2018
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net(2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$830	$(111)	$—	$719	$874	$(153)	$—	$721
Food and beverage	341	(44)	—	297	337	(47)	—	290
Other	91	(18)	—	73	88	(23)	—	65
Total revenues	1,262	(173)	—	1,089	1,299	(223)	—	1,076
Expenses
Room	221	(34)	—	187	234	(46)	—	188
Food and beverage	260	(40)	—	220	254	(42)	—	212
Other	457	(64)	—	393	467	(85)	—	382
Depreciation and amortization	165	—	(165)	—	412	—	(412)	—
Corporate and other expenses	26	—	(26)	—	24	—	(24)	—
Gain on insurance and business interruption settlements	(4)	4	—	—	—	—	—	—
Total expenses	1,125	(134)	(191)	800	1,391	(173)	(436)	782
Operating Profit - Comparable Hotel EBITDA	$137	$(39)	$191	$289	$(92)	$(50)	$436	$294

	Year-to-date ended September 30, 2019				Year-to-date ended September 30, 2018
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$2,618	$(449)	$—	$2,169	$2,691	$(500)	$—	$2,191
Food and beverage	1,223	(197)	—	1,026	1,199	(182)	—	1,017
Other	294	(69)	—	225	273	(77)	—	196
Total revenues	4,135	(715)	—	3,420	4,163	(759)	—	3,404
Expenses
Room	664	(115)	—	549	696	(141)	—	555
Food and beverage	835	(143)	—	692	822	(141)	—	681
Other	1,426	(243)	—	1,183	1,442	(270)	—	1,172
Depreciation and amortization	501	—	(501)	—	779	—	(779)	—
Corporate and other expenses	80	—	(80)	—	82	—	(82)	—
Gain on insurance and business interruption settlements	(4)	4	—	—	—	—	—	—
Total expenses	3,502	(497)	(581)	2,424	3,821	(552)	(861)	2,408
Operating Profit - Comparable Hotel EBITDA	$633	$(218)	$581	$996	$342	$(207)	$861	$996
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above tables.

(2)

Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, (ii) gains on insurance settlements and business interruption proceeds, and (iii) the results of our office building and other non-hotel income.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 30, 2019 and December 31, 2018, 78% and 73%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first three quarters of 2019. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2019, we entered into two foreign currency forward purchase contracts, each with a notional amount of CAD37.1 million ($28 million), maturing in March 2020. We also have one foreign currency forward sale contract with a notional amount of CAD25 million ($19 million). The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes.

During the third quarter, we also repaid $56 million outstanding under our credit facility, a portion of which was previously designated as a hedge of our net investments in foreign operations.

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

Changes to Internal Control over Financial Reporting

During the second quarter, we completed implementation of a new cloud-based accounting system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

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

Changes to Internal Control over Financial Reporting

During the second quarter, we completed implementation of a new cloud-based accounting system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes.

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On August 5, 2019, Host Inc. announced an increase from $500 million to $1 billion in the amount authorized under its share repurchase program. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2019 – July 31, 2019	163,488	$17.48	163,488	$797
August 1, 2019 – August 31, 2019	8,574,142	16.28	8,574,142	657
September 1, 2019 – September 30, 2019	3,379,554	17.02	3,379,554	600
Total	12,117,184	$16.51	12,117,184	$600

*	Prices shown are exclusive of commissions paid.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2019 – July 31, 2019	180,991	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
August 1, 2019 – August 31, 2019	8,758,434	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2019 – September 30, 2019	3,470,390	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	12,409,815			––	––

*

Reflects 13,989 and 18,196 common OP units redeemed by holders in exchange for shares of Host Inc’s common stock for the months of July and September, respectively, and 167,002, 8,758,434 and 3,452,194 common OP units for the months of July, August, and September, respectively, repurchased to fund the repurchase by Host Inc. of the shares of common stock listed above as part of its publicly announced share repurchase program.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to other parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

4	Instruments Defining Rights of Security Holders

4.1

Fifth Supplemental Indenture, dated September 26, 2019, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed September 26, 2019).

10	Material Contracts

10.14*

Form of 2019 Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan for corporate objectives- and total stockholder return-based vesting awards.

10.15*	Form of 2019 Restricted Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards.

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

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

Exhibit No.	Description

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

November 7, 2019	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

November 7, 2019	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)