Form 10-K
period 2019-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2020-02-25
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4747 Bethesda Avenue, Suite 1300 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (705,881,741 shares outstanding as of February 20, 2020)	HST	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (698,514,143 units outstanding as of February 20, 2020)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 28, 2019 was $13,135,902,460.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 15, 2020 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2019 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2019. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Host Inc. and Host L.P. in order to establish that the Chief Executive Officer and the Principal Financial Officer of Host Inc. and the Chief Executive Officer and the Principal Financial Officer of Host Inc. as the general partner of Host L.P. have made the requisite certifications and that Host Inc. and Host L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

ii

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2019 Annual Report on Form 10-K and in Host Inc.’s 2019 Annual Report to Stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

We undertake no obligation to publicly update forward-looking statements, whether because of new information, future events or otherwise. You are advised, however, to consult any additional disclosures we make or related subjects in our reports on Form 10-Q and Form 8-K that we file with the Securities and Exchange Commission (“SEC”). Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the discussion of risk factors to be a complete discussion of all the potential risks or uncertainties that could affect our business.

Item 1.	Business

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2019. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

As of February 20, 2020, our consolidated lodging portfolio consists of 80 primarily luxury and upper-upscale hotels containing approximately 46,500 rooms, with the majority located in the United States, and with five of the hotels located outside of the U.S. in Brazil and Canada. In addition, we own non-controlling interests in five domestic and one international joint venture that own hotels and in a timeshare joint venture in Hawaii.

Business Strategy

Our goal is to be the preeminent owner of high-quality lodging real estate in growing markets in the U.S. and to generate superior long-term returns for our stockholders throughout all phases of the lodging cycle through a combination of appreciation in asset values, growth in earnings and dividend distributions. The pillars of our strategy to achieve this objective include:

•	Geographically diverse portfolio of hotels in the U.S. - Own a diversified portfolio of hotels in the U.S. in major urban and resort destinations;
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

•	Investment grade balance sheet - Maintain a strong and flexible capital structure that allows us to execute our strategy throughout all phases of the lodging cycle; and
•	Employer of choice and responsible corporate citizen – Align our organizational structure with our business objectives to be an employer of choice and a responsible corporate citizen.

Geographically Diverse Portfolio.

We seek to have a geographically diversified portfolio in top U.S. major markets and premier resort destinations. We primarily focus on acquisitions and, occasionally, new development opportunities to enhance our portfolio. We focus generally on the following types of assets:

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

As one of the largest owners of Marriott and Hyatt properties, our hotels primarily are operated under brand names that are among the most respected and widely recognized in the lodging industry. Within these brands, we have focused predominantly on the upper-upscale and luxury asset classes, as we believe these classes have a broad appeal for both individual and group leisure and business customers. In addition, we own several unbranded or soft-branded hotels that appeal to distinctive customer profiles in certain select submarkets.

Strong Scale and an Integrated Platform

Enterprise Analytics Platform. Due to the scale of our asset management and business intelligence platform, we believe we are in a unique position to implement value-added real estate decisions and to assist managers in driving operating performance. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our enterprise analytics team to benchmark similar hotels and identify best practices and efficiencies that can improve long-term profitability. We perform independent underwriting of return on investment (“ROI”) projects and potential acquisitions, as well as revenue management analysis of ancillary revenue opportunities. Our goal is to continue to differentiate our assets within their competitive markets, drive operating performance and enhance the overall value of our real estate through the following:

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

•

Work with leading brands, such as Marriott and Hyatt, to take advantage of their worldwide presence and lodging infrastructure. We also have 15 hotels managed by independent operators where we believe these operators have more flexibility to drive revenues and control costs to maximize profits.

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

For 2020, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We constantly are evaluating both single hotel and hotel portfolio transactions to acquire iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include the sale of assets where we believe the potential for growth is constrained or properties with significant capital expenditure requirements that we do not believe would generate an adequate return.

We may acquire additional properties or dispose of properties through various structures, including transactions involving single assets, portfolios, joint ventures, mergers and acquisitions of the securities or assets of other REITs or distributions of hotel properties to our stockholders. We anticipate that any acquisitions may be funded by, or through a combination of, proceeds from the sales of hotels, equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt, available cash or advances under our credit facility. We note, however, that the nature and supply of these assets make acquisitions inherently difficult to predict. For these reasons, we can make no assurances that we will be successful in purchasing any one or more hotels that we are reviewing currently, or may in the future review, bid on or negotiate to buy.

We also seek to create and mine value from our existing portfolio through value enhancement initiatives and ROI projects. We believe those investments provide a significant opportunity to achieve returns well in excess of our cost of capital. We work closely with our managers to attempt to schedule these projects to minimize operational disruption and environmental impact. Value enhancement initiatives seek to maximize the value of real estate within our existing portfolio through the highest and best use of our real estate. These projects may include hotel expansion, timeshare, office space or condominium units on excess land, redevelopment or expansion of existing retail space, and the acquisition of development entitlements. ROI projects are designed to improve the positioning of our hotels within their markets and competitive set. These projects include extensive renovations, including guest rooms, lobbies, food and beverage outlets; expansions and/or extensive renovation of ballroom and meeting rooms; major mechanical system upgrades; and green building initiatives and certifications. It also includes projects focused on increasing space profitability or lowering net operating costs, such as converting unprofitable or underutilized space into meeting space, adding guestrooms, and implementing energy and water conservation measures such as LED lighting, high-efficiency mechanical, electrical and plumbing equipment and fixtures, solar power, energy management systems, guestroom water efficient fixtures, and building automation systems.

Renewal and replacement capital expenditures are designed to maintain the quality and competitiveness of our hotels. Typically, renovations occur at intervals of approximately seven to ten years, but the timing may vary based on the type of property, function of area being renovated, hotel occupancy and other factors. These renovations generally are divided into the following types: soft goods, case goods, bathroom and architectural and engineering systems. Soft goods include items such as carpeting, textiles and wall finishes, which may require more frequent updates in order to maintain brand quality standards. Case goods include dressers, desks, couches, restaurant and meeting room tables and chairs, which generally are not replaced as frequently. Bathroom renovations include the refurbishment or replacement of tile, vanity, lighting and plumbing fixtures. Architectural and engineering systems include the physical plant of the hotel, including the roof, elevators/escalators, façade, heating, ventilation, and air conditioning and fire systems.

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

Management believes that a strong balance sheet is a key competitive advantage that affords us a lower cost of capital and positions us for external growth. While we may issue debt at any time, we will target a net debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, (or “Leverage Ratio,” as defined in our credit facility) that allows us to maintain an investment grade rating on our senior unsecured debt. We believe an investment grade rating will give us the most consistent access to capital throughout the business cycle.

We seek to structure our debt profile to maintain financial flexibility and a balanced maturity schedule with access to different forms of financing, consisting primarily of senior notes and exchangeable debentures, as well as mortgage debt. Generally, we look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a balanced maturity schedule. Depending on market conditions, we also may utilize variable rate debt which can provide greater protection during a decline in the lodging industry.

Corporate Responsibility

Our corporate responsibility strategic framework follows three themes to inform the integration of sustainability into the business and to guide our engagement with key stakeholders and communities:

•

Responsible Investment: When acquiring hotels, we seek to identify future capital investments and potential operational opportunities that reduce the property’s environmental footprint and mitigate climate change-related risks. During the ownership of our hotels, we evaluate investments in proven sustainability technologies and collaborate with our operators and managers to adopt industry best practices that seek to improve environmental performance and enhance asset value.

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

We reference key aspects and metrics of our sustainability efforts through the Global Reporting Initiative (“GRI”) Index, in accordance with the GRI framework and, beginning in 2015, we contracted with a third-party to provide further verification of our energy and water consumption data. The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2016 through 2018, the last three fiscal years for which data is available(1)(2):

(1)

Energy and water metrics relate to our consolidated domestic hotels owned for the entire year presented. The water data excludes one domestic hotel in 2016 as reliable utility data was not available. The excluded hotel was sold in 2017.

(2)

The increases in the 2018 metrics above are due our increased focus on resort properties, which require higher usage of energy and water, including for spas, pools and golf courses, combined with a higher number of heating and cooling degree days in 2018.

Our 2019 Corporate Responsibility report, which provides a summary of results and progress over the last reporting year, along with future commitments, was issued in October 2019.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in a diversified market under a variety of brand names. The lodging industry has several key participants:

•

Owners—own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These hotels may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The hotels also may be operated as an independent hotel by an independent hotel manager.

•

Owner/Managers—own the hotel and operate the property with their own management team. These hotels may be branded under a franchise agreement, operated as an independent hotel or operated under the owner’s brand. We are prohibited from operating and managing hotels by applicable REIT rules.

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

The hotel manager is responsible for the day-to-day operations of the hotel, including the employment of hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditures budgets and the preparation of financial reports for the owner. The hotel manager typically receives fees based on the revenues and profitability of the hotel.

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

Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by several additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry, as new supply may be planned during an upcycle but such supply may open for business in a weaker economy. Therefore, as illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand growth may accelerate when supply growth is very low, or supply may accelerate while demand growth is slowing. A recent source of supply for the industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Though not reported through official industry statistics, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. Local legislation has the potential to limit supply growth for these online short-term rentals in many top markets, though the growth of professional management for legal rentals remains a key trend.

Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the upper upscale category rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2015 to 2019 and forecast data for 2020:

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Source: Historical data - STR, 2020 Forecast - CBRE Hotels’ Americas Research

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Source: Historical data - STR, 2020 Forecast - CBRE Hotels’ Americas Research

Managers and Operational Agreements

All our hotels are managed by third parties pursuant to management or operating agreements, with some of such hotels also subject to separate franchise or license agreements addressing matters pertaining to operations under the designated brand. Under these agreements, the managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers employ all managerial and other employees for the hotels, review hotel operations with a focus on improving revenues and managing expenses, review the maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

General Terms and Provisions – Agreements governing our hotels that are managed by brand owners (Marriott, Hyatt, Hilton and AccorHotels) typically include the terms described below:

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

•

Treatment of additional owner funding. As additional owner funding becomes necessary, either for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at some of our Marriott-managed hotels (excluding the Starwood Hotels) is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that is used at the Starwood Hotels, as well as with certain capital expenditures projects at some of our other hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to the owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For the hotels that are subject to the pooled arrangement described above, the amount of any additional FF&E reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

•

Territorial protections. Certain management and operating agreements impose restrictions for a specified period which limit the manager and its affiliates from owning, operating or licensing a hotel of the same brand within a specified area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a multi-mile radius from the hotel in other areas.

•

Sale of the hotel. Subject to specific agreements as to certain hotels (see below under “Special Termination Rights”), we generally are limited in our ability to sell, lease or otherwise transfer such hotels by the requirement that the transferee assumes the related management agreements and meets specified other conditions, including the condition that the transferee not be a competitor of the manager.

•

Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights for us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the operator fails to achieve these specified performance thresholds over a consecutive two-year period and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.

•

Special Termination Rights. In addition to any performance-based or other termination rights set forth in our management and operating agreements, we have specific negotiated termination rights as to certain management and operating agreements. While the brand affiliation of a hotel may increase its value, the ability to dispose of a property unencumbered by a management agreement, or even brand affiliation, also can increase the value for prospective purchasers. These termination rights can take several different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; or termination without sale or other conditions, which may require the payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of hotels continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

In addition to hotels managed by brand owners, we have both branded hotels and non-branded hotels operated by independent managers. Our management agreements with independent managers, while similar in operational scope to agreements with our brand managers, typically have shorter initial terms, no renewal rights, more flexible termination rights, and more limited system-wide services. However, while we have additional flexibility with respect to these operators, certain of those hotels remain subject to underlying franchise or licensing agreements. These franchise or licensing agreements allow us to engage independent managers to operate our hotels under the applicable brand names and to participate in the brands’ reservation and loyalty-rewards systems. Under these agreements, we pay the brand owners a franchise or licensing fee equal to a specified percentage of gross room revenues, as well as other system fees and reimbursements. In addition, we are obligated to maintain applicable brand standards at our franchised hotels.

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all its assets are owned by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2019. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, by payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by unaffiliated limited partners other than Host Inc. is redeemable, at the option of the limited partner, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the limited partner in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2019, unaffiliated limited partners owned 7.5 million OP units, which were convertible into 7.6 million Host Inc. common shares. Assuming that all OP units held by unaffiliated limited partners were converted into common shares, there would have been 721.0 million common shares of Host Inc. outstanding at December 31, 2019.

Our operating structure is as follows:

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all our consolidated hotels to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Our TRS are subject to income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that a portion of the net operating cash flow from our hotels is subject to federal, state and, if applicable, foreign corporate income tax.

Our Consolidated Hotel Portfolio

As of February 20, 2020, we owned a portfolio of 80 hotels, of which 75 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 2% of our revenues were attributed to the operations of these five foreign hotels in each of 2019, 2018 and 2017.

The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Ritz-Carlton, Hyatt and Hilton. There also has been a trend towards specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these hotels will be operated by an independent third party and either will have no brand affiliation, or will be associated with a major brand, while maintaining most of its independent identity (which we refer to as “soft-branded” properties).

Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 63% of our revenues in 2019 are generated from room sales, the majority of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.

Our top 40 hotels by RevPAR represent approximately 70% of our total revenues. Additionally, 33 of our consolidated hotels have more than 500 rooms. The average age of our properties is 35 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 20, 2020:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott:
Marriott	30	20,506	37.7%
Ritz-Carlton	5	1,893	7.1
Autograph Collection	1	277	0.4
JW Marriott	4	1,909	3.2
W	2	729	1.5
St. Regis	1	232	0.4
Luxury Collection	2	1,152	3.6
Westin	10	5,077	8.4
Sheraton	3	3,370	6.0
Total Marriott	58	35,145	68.3
Hyatt:
Andaz	1	301	1.7
Grand Hyatt	4	3,632	8.1
Hyatt Place	1	426	0.5
Hyatt Regency	5	3,405	7.6
Total Hyatt	11	7,764	17.9
Hilton:
Curio	1	391	1.0
Hilton	1	223	0.3
Embassy Suites	1	455	0.6
Total Hilton	3	1,069	1.9
AccorHotels:
Swissôtel	1	662	1.1
Fairmont	1	450	2.3
ibis	1	256	0.1
Novotel	1	149	0.1
Total AccorHotels	4	1,517	3.6
Other/Independent	4	1,175	3.8
	80	46,670	96%
___________

(1)

Based on our 2019 revenues; sold hotels accounted for the remaining 4% of our revenues. No individual hotel contributed more than 6% of total revenues in 2019. Hotels that are not considered upper upscale or luxury constitute less than 2% of our revenues.

By Location. The following table details the locations of and number of rooms at our consolidated hotels as of February 20, 2020:

Location	Rooms	Location	Rooms
Arizona		Illinois (continued)
The Phoenician, A Luxury Collection Resort	645	The Westin Chicago River North	445
The Camby Hotel	277	Louisiana
The Westin Kierland Resort & Spa	732	New Orleans Marriott	1,333
California		Maryland
Axiom Hotel, San Francisco	152	Gaithersburg Marriott Washingtonian Center	284
Coronado Island Marriott Resort & Spa (1)	300	Massachusetts
Grand Hyatt San Francisco	668	Boston Marriott Copley Place (1)	1,144
Hyatt Regency San Francisco Airport	789	Sheraton Boston Hotel	1,220
Manchester Grand Hyatt San Diego (1)	1,628	The Westin Waltham Boston	351
Marina del Rey Marriott (1)	370	Minnesota
Marriott Marquis San Diego Marina (1)	1,360	Minneapolis Marriott City Center	585
Newport Beach Marriott Hotel & Spa	532	New Jersey
San Francisco Marriott Fisherman’s Wharf	285	Newark Liberty International Airport Marriott (1)	591
San Francisco Marriott Marquis (1)	1,500	Sheraton Parsippany Hotel	370
San Ramon Marriott (1)	368	New York
Santa Clara Marriott (1)	766	New York Marriott Downtown	513
The Ritz-Carlton, Marina del Rey (1)	304	New York Marriott Marquis	1,966
The Westin Los Angeles Airport (1)	747	Sheraton New York Times Square Hotel	1,780
The Westin South Coast Plaza, Costa Mesa (2)	393	Ohio
W Hollywood (1)	305	The Westin Cincinnati (1)	456
Colorado		Pennsylvania
Denver Marriott Tech Center	605	Philadelphia Airport Marriott (1)	419
Denver Marriott West (1)	305	The Logan	391
The Westin Denver Downtown	430	Texas
Florida		Houston Airport Marriott at George Bush
1 Hotel South Beach, Miami Beach	433	Intercontinental (1) (3)	573
Hilton Singer Island Oceanfront/Palm Beaches		Houston Marriott Medical Center/Museum
Resort	223	District (1)	395
Hyatt Regency Coconut Point Resort and Spa	454	JW Marriott Houston by the Galleria	516
Miami Marriott Biscayne Bay	600	San Antonio Marriott Rivercenter (1)	1,000
Orlando World Center Marriott	2,004	San Antonio Marriott Riverwalk	512
Tampa Airport Marriott (1)	298	The St. Regis Houston	232
The Don CeSar	347	Virginia
The Ritz-Carlton, Amelia Island	446	Hyatt Regency Reston	518
The Ritz-Carlton, Naples	450	The Ritz-Carlton, Tysons Corner (1)	398
The Ritz-Carlton Golf Resort, Naples	295	Westfields Marriott Washington Dulles	336
YVE Hotel Miami	243	Washington
Georgia		The Westin Seattle	891
Grand Hyatt Atlanta in Buckhead	439	W Seattle	424
JW Marriott Atlanta Buckhead	371	Washington, D.C.
The Westin Buckhead Atlanta	365	Grand Hyatt Washington	897
The Whitley, A Luxury Collection Hotel,		Hyatt Regency Washington on Capitol Hill	838
Atlanta Buckhead	507	JW Marriott Washington, DC	777
Hawaii		The Westin Georgetown, Washington D.C.	267
Andaz Maui at Wailea Resort	301	Washington Marriott at Metro Center	459
Fairmont Kea Lani, Maui	450	Brazil
Hyatt Place Waikiki Beach	426	ibis Rio de Janeiro Parque Olimpico	256
Hyatt Regency Maui Resort and Spa	806	JW Marriott Hotel Rio de Janeiro	245
Illinois		Novotel Rio de Janeiro Parque Olimpico	149
Chicago Marriott Suites Downers Grove	254	Canada
Embassy Suites by Hilton Chicago Downtown		Calgary Marriott Downtown Hotel	388
Magnificent Mile	455	Marriott Downtown at CF Toronto Eaton
Swissôtel Chicago	662	Centre (1)	461
		Total	46,670

(1)	The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.

By Market Location: With our geographically diverse portfolio, no individual market represents more than 10% of total revenues. The following chart summarizes the composition of our consolidated hotels as of February 20, 2020 by each market location based on its percentage of 2019 revenues:

Revenues By Market Location [1]

New York 10%
San Francisco/San Jose 10%
San Diego 8%
Maui/Oahu 7%
Florida Gulf Coast 6%
Washington, D.C. (CBD) 6%
Boston 5%
Phoenix 5%
Orlando 4%
Los Angeles 3%
Chicago 3%
Atlanta 3%
Miami 3%
Jacksonville 2%
Philadelphia 2%
Seattle 2%
New Orleans 2%
Orange County 2%
Houston 2%
Northern Virginia 2%
San Antonio 2%
Denver 2%
Other Domestic 3%
International 2%

(1)	Our sold hotels accounted for the remaining 4% of our 2019 revenues.

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 20, 2020, owned, or owned an interest in, 10 hotels. The operations of the properties owned by these entities are not consolidated and are included in equity in earnings in our consolidated results of operations. See Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on several factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. The classification of a hotel is based on lodging industry standards, which take into consideration many factors, such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Andaz®, Fairmont®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®,  Marriott®, Marriott Marquis®, Autograph Collection®, Curio – A Collection by Hilton®, Marriott Suites®, Pullman®, Sheraton®, Swissôtel® and Westin®. (1)  While our hotels compete primarily with other hotels in the luxury and upper upscale category, they also may compete with hotels in other lower-tier categories. A recent source of supply for the lodging industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Our hotels also may compete with these short-term rentals in certain markets. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotels in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities as we attempt to position our portfolio to best take advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel and the region. Hotel sales for our consolidated portfolio were approximately 26%, 27%, 23% and 24% for the first, second, third and fourth calendar quarters, respectively, in 2019.

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

Employees

As of February 20, 2020, we had 175 employees, all of which work in the United States, including our regional offices in Miami and San Diego. None of Host’s employees are covered by collective bargaining agreements. The employees at all of our U.S. and Canadian hotels are employees of our third-party hotel managers, who are responsible for hiring and maintaining employees. The number of employees referenced above does not include the hotel employees of our three hotels in Brazil, which, while technically Host employees, are under the direct supervision and control of our third-party hotel managers. Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

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

Where to Find Additional Information

The address of our principal executive office is 4747 Bethesda Avenue, Suite 1300, Bethesda, Maryland, 20814. Our phone number is (240) 744-1000. We maintain an internet website at: www.hosthotels.com. Through our website, we make available free of charge as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers at http://www.sec.gov.

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information to our earnings releases. We also post to our website copies of investor presentations, which also contain important information about us, and we update those presentations periodically. The website has a Governance page in the Our Company section that includes, among other things, copies of our Bylaws, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently include the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of these charters and policies, Host Inc.’s Bylaws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 4747 Bethesda Avenue, Suite 1300, Bethesda, Maryland 20814, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

Item 1A.	Risk Factors

For an enterprise as large and complex as we are, a wide range of factors could materially affect future results and performance. The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Financial Risks and Risks of Operation

Our revenues and the value of our hotels are subject to conditions affecting the lodging industry.

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

In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce the cost of their trips. Consequently, our hotels may be more susceptible to a decrease in revenues during an economic downturn, as compared to hotels in other categories that have lower room rates.  For instance, reductions in overall travel and reductions in travel to luxury and upper upscale hotels during the recession in 2008 and 2009 significantly affected our results of operations.

Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:

•

the effect on lodging demand of changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth, global economic prospects, consumer confidence and the value of the U.S. dollar;

•

factors that may shape public perception of travel to a particular location, such as natural disasters, weather events, pandemics and outbreaks of contagious diseases, such as the coronavirus originating in China (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2020 Outlook”), and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•	risks that U.S. immigration policies will suppress international travel to the United States generally or decrease the labor pool;
•

the impact of geopolitical developments outside the U.S., such as the pace of economic growth in Europe, the effects of the United Kingdom’s withdrawal from the European Union, trade tensions and tariffs between the United States and its trading partners such as China, or conflicts in the Middle East, all of which could affect global travel and lodging demand within the United States;

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

We cannot assure you that adverse changes in the general economy or other circumstances that affect the lodging industry will not have an adverse effect on the hotel revenues or earnings at our hotels. A reduction in our revenues or earnings because of the above risks may reduce our working capital, impact our long-term business strategy and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements. In addition, we may incur impairment expense in the future, which expense will affect negatively our results of operations. We can provide no assurance that any impairment expense recognized will not be material to our results of operations.

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

Since we have elected REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income (other than net capital gain) each year in order to qualify as a REIT. Funds used by Host Inc. to make required dividends are provided by distributions from Host L.P. Our ability to access external capital could be hampered by several factors, many of which are outside of our control, including:

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

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale and luxury full-service hotels, including other lodging REITs. Our hotels face strong competition for individual guests, group reservations and conference business from major hospitality chains with well-established and recognized brands as well as from other smaller hotel chains, independent and local hotel owners and operators. We compete for customers primarily based on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have similar or greater commercial and financial resources which allow them to improve their hotels in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.

We also compete for hotel acquisitions with others that have similar investment objectives to ours. This competition could limit the number of investment opportunities that we find suitable for our business. It also may increase the bargaining power of hotel owners seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or on the terms contemplated in our business plan.

There are inherent risks with investments in real estate, including their relative illiquidity.

Investments in real estate are inherently illiquid and generally cannot be sold quickly. For this reason, we cannot predict whether we will be able to sell any hotel that we desire to sell for the price or on terms acceptable to us, or the length of time needed to find a willing purchaser and to close on the sale of a hotel. Therefore, we may not be able to vary the composition of our portfolio promptly in response to changing economic, financial and investment conditions and dispose of hotels at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to pay dividends to stockholders.

In addition, real estate ownership is subject to various risks, including:

•	government regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;
•	loss in value of real estate due to changes in market conditions or the area in which it is located;
•	potential civil liability for accidents or other occurrences on owned or leased properties;
•	the ongoing need for owner-funded capital improvements and expenditures in order to maintain or upgrade hotels;
•	periodic total or partial closures due to renovations and facility improvements;
•	changes in tax laws and property taxes, or an increase in the assessed valuation of a hotel for real estate tax purposes; and
•	force majeure events, such as earthquakes, hurricanes, floods or other possibly uninsured losses.

We have significant indebtedness and may incur additional indebtedness.

As of December 31, 2019, we and our subsidiaries had total indebtedness of approximately $3.8 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will be required to raise additional funds through:

•	sales of OP units of Host L.P. or common stock of Host Inc.;
•	the incurrence of additional permitted indebtedness by Host L.P.; or
•	sales of our assets.

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

In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial metrics. The restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including any mortgage debt we incur in the future) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.

Interest payments for borrowings on our credit facility and the mortgages on certain non-consolidated properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2019, approximately 26% of our debt is subject to floating interest rates.

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

A portion of our long-term indebtedness, specifically $1 billion of credit facility term loans, bears interest at floating interest rates based on USD-LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected.

Our expenses may not decrease if our revenues decrease.

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible. They do not necessarily decrease directly with a reduction in revenues at the hotels and may be subject to increases that are not tied to the performance of our hotels or the increase in the rate of inflation generally. Also, as of December 31, 2019, 22 of our hotels are subject to third-party ground leases, which generally require periodic increases in ground rent payments. Our ability to make these rent payments could be affected adversely if our hotel revenues do not increase at the same or a greater rate than the increases in rent payments under the ground leases. For further information on our ground leases, please see Exhibit 99.1 filed with this report.

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

We routinely are actively engaged in the process of identifying, analyzing and negotiating possible transactions for acquiring hotels. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our failure to realize the intended benefits from one or more acquisitions could have a significant adverse effect on our business, liquidity, financial position and/or results of operations. These adverse effects may occur because the performance of the hotel does not support the additional indebtedness and related interest expense that we incurred as a result of the acquisition. In addition, hotels and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers.  In general, the representations and warranties provided in the transaction agreements may not survive long enough for us to become aware of such liabilities and to seek recourse against our sellers and indemnification covering representations and warranties often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may affect adversely our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain limited liabilities relating to the hotels and entities acquired by us. While the sellers generally are contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

We also are actively engaged in the process of identifying, analyzing and negotiating possible transactions for disposing of certain of our hotels. Under current market conditions, based on our experience, we expect that any future sale of our hotels may be effected through any of several structures, including sale transactions involving portfolios or single assets, joint ventures with third parties and distributions of hotels to our security holders. We anticipate that any potential purchaser of our hotels may finance its purchase through a combination of methods, including cash or the issuance to us of its securities or those of one of its affiliates. Therefore, to maximize the value of hotels that we may in the future decide to sell, we may consider a range of transaction structures that we determine under the circumstances to be in our best interest. We cannot provide any assurances that we will successfully conclude any transaction to dispose of any one or more of our hotels or that the terms of any such transaction will maximize the value of hotels being sold.

We may not achieve the value we anticipate from new hotel developments or value enhancement projects at our existing hotels.

We currently are, and in the future may be, involved in the development or redevelopment of hotels, timeshare units or other alternate uses of portions of our existing hotels, including the development of retail, office or apartments, and including through joint ventures. There are risks inherent in any new development, including:

•

We may not obtain the zoning, occupancy and other required governmental permits and authorizations necessary to complete the development. A delay in receiving these approvals could affect adversely the returns we expect to receive.

•	Any new construction involves the possibility of construction delays and cost overruns that may increase project costs.
•	Defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a hotel to be closed during the period required to remedy the defect.
•	We may not be able to meet the loan covenants in any indebtedness obtained to fund the new development, creating default risks.
•	Natural or manmade disasters may delay construction or increase construction costs.
•	Risks related to change in economic and market conditions between development commencement and stabilization.
•

The development of timeshare units could become less attractive due to decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell the timeshare units for a profit or at the prices or selling pace we initially anticipated.

In addition, to the extent that developments are conducted through joint ventures, this creates additional risks, including the possibility that our partners may not meet their financial obligations or will develop business interests, policies or objectives that are inconsistent with ours. See “—We may acquire hotels in joint ventures with third parties that could result in conflicts.”

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

To maintain our status as a REIT, we are not permitted to operate or manage any of our hotels. As a result, we, through our taxable REIT subsidiaries, have entered into management agreements with third-party managers to operate our hotels. For this reason, we are unable to directly implement strategic business decisions with respect to the daily operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage pricing and certain similar matters. Although we consult with our hotel operators with respect to strategic business plans, the hotel operators are under no obligation to implement any of our recommendations with respect to these matters. While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. The cash flow from our hotels may be affected adversely if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name.  Because our management agreements are long-term in nature, we also may not be able to terminate these agreements if we believe the manager is not performing adequately.

From time to time, we have had, and continue to have, disputes with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements or the failure of our managers to adequately manage the risks associated with hotel operations could affect adversely our results of operations.

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

Furthermore, our management agreements for our brand managed properties generally have provisions that can restrict our ability to sell, lease or otherwise transfer our hotels, unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets other specified conditions. Our ability to finance or sell our hotels, depending upon the structure of the transactions, may require the manager’s consent. Similarly, decisions with respect to the repositioning of a hotel, such as the outsourcing of food and beverage outlets, also may require the manager’s consent.

The properties managed by Marriott International account for most of our revenues and operating income. Adverse developments in Marriott’s business and affairs or financial condition could have a material adverse effect on us.

Approximately 68% of our hotels (as measured by 2019 revenues) are managed or franchised by Marriott International. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our hotels and could have a material adverse effect on us. See, for example, “Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems could materially adversely affect our business” for a discussion of the database security breach disclosed by Marriott and its possible effects on our business and hotel operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring, maintaining and managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our three hotels in Brazil). However, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each property’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific hotel and we may have little ability to control the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, to maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

We will need to make capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. We also are required by our hotel management agreements, and may be required under future loan agreements, to make agreed upon capital expenditures to our hotels. In addition, the timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our hotels in accordance with brand standards set by our managers, they may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels at which we make these investments.

A large proportion of our hotels are located in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or the threat of a terrorist attack.

Hotels in the following cities and markets represented approximately 71% of our 2019 revenues: New York, Washington, D.C., San Diego, San Francisco, Boston, Florida, Hawaii, Atlanta, and Los Angeles. An economic downturn, an increase in hotel supply in these cities and markets, a natural disaster, a terrorist attack or similar disaster in any one of these cities and markets likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and markets and our overall results of operations. For example, in September 2017, our operations in Florida and Houston were impacted negatively by Hurricanes Irma and Harvey. In 2013, decreased U.S. government demand for hotel rooms (approximately 5% of our business) in markets such as Washington, D.C. had a negative impact on our results of operations.

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

As of December 31, 2019, we own directly five hotels located outside the United States. We also are party to a joint venture that owns a non-controlling interest in seven hotels and an office building in India. Our international hotels accounted for approximately 2% of our 2019 revenues. We may have difficulty managing entry into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside the United States, which include:

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

•	compliance with and unexpected changes in regulatory requirements or monetary policy;
•	the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;
•	rapid adverse changes in local, political, economic and market conditions;
•	the ability to obtain insurance coverage related to terrorist events;
•	changes of interest rates and/or currency exchange rates and hyperinflation or deflation and difficulties in hedging these risks;
•	regulations regarding the incurrence of indebtedness;
•	difficulties involved in managing an organization doing business in many different countries; and
•	difficulties in complying with U.S. rules governing REITs while operating outside the United States.

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

We have made investments in joint ventures and are exploring further investment opportunities. We may, from time to time, invest as a co-venturer in other entities owning hotels instead of purchasing them directly. We also may sell interests in existing hotels to a third party as part of forming a joint venture with the third party. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operations of a joint venture. Actions by a co-venturer also could subject the hotels to additional risks as a result of the following and other unforeseen circumstances:

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

Although our joint ventures may generate positive cash flow, in some cases they may be unable to distribute cash flows to the joint venture partners due to tax laws or other restrictions on our ability to repatriate non-U.S. earnings in a tax efficient manner.  Additionally, in some cases our joint venture partners share control over distributions and may choose to retain capital in the joint venture rather than to distribute it. Because our ability to generate cash flow from our joint ventures depends in part on their ability to distribute capital to us, our failure to receive distributions from our joint ventures could reduce our cash flow return on these investments.

The growth of internet reservation channels could adversely affect our business.

A significant percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our revenues and profitability. Additionally, as intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies managing and operating our hotels. Also, although internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that expansion continues, it could both divert group and convention business away from our hotels and increase our cost of sales for group and convention business. Consolidation of internet travel intermediaries, and the entry of major internet companies into the internet travel bookings business, also could divert bookings away from the websites of our hotel managers and increase our cost of sales.

Some potential losses are not covered by insurance.

We carry comprehensive insurance coverage for general liability, property, business interruption, cyber threats, terrorism and other risks with respect to all our hotels and other properties. In a limited number of instances, properties may instead be insured under the hotel manager’s policies. As of February 2020, all consolidated hotels currently are covered under the company’s insurance. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters and the applicable sublimits are significantly lower than the total value of the hotels we own in states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property insurance policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined for purposes of evaluating whether the aggregate limits and sub-limits provided in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. For example, if a hurricane were to cause widespread damage to Florida or up the East Coast, claims from each of our hotels would be aggregated against the policy limit or sub-limit and likely would exceed the applicable limit or sub-limit. We may incur losses in excess of insured limits and we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

In addition, there are other risks, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or too expensive to justify coverage. We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a hotel, as well as the anticipated future revenues from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the hotel.

Full insurance recovery for terrorist acts may not be possible.

We generally obtain terrorism insurance to cover property damage caused by acts of terrorism under separate standalone policies of insurance as well as policies on U.S. hotels which currently are subject to U.S. federal government cost sharing as provided in the Terrorism Risk Insurance Program Reauthorization Act (“TRIP”), which has been extended through December 31, 2027. We also have terrorism insurance under our general liability program and in our program for directors’ and officers’ coverage. We may not be able to recover fully under our existing terrorism insurance policies for losses caused by some types of terrorist acts, and no U.S. legislation or regulations ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

In addition, insurance coverage for nuclear, biological, chemical and radiological (“NBCR”) perils is extremely limited. TRIP distinguishes between “direct insurers” (those which write policies directly insuring commercial businesses) and “reinsurers” (those which issue policies to direct insurers, absorbing some of the risk in the direct insurers’ policies). TRIP requires direct insurers to offer terrorism insurance, except for NBCR perils, and most direct insurers have been unwilling to provide NBCR coverage, even with government reimbursement. TRIP does not require reinsurers to provide any terrorism coverage. Any damage related to war and to NBCR incidents, therefore, is excluded under our policies covering our U.S. hotels. Moreover, our foreign hotels also are not covered against NBCR perils. We obtain a certain amount of property insurance coverage on our U.S. hotels for NBCR perils through our wholly-owned subsidiary that acts as our direct insurer against such perils to the extent of reimbursement under TRIP. The U.S. Treasury Department must certify an event as terrorism, or no coverage will be forthcoming under TRIP. We ultimately are responsible for any loss borne by our insurance subsidiary.

As a result of the above, there remains uncertainty regarding the adequacy and cost of terrorism coverage that will be available to protect our interests in the event of terrorist attacks that impact our hotels.

Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems could materially adversely affect our business.

Our third party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems have been and continue to be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems. The risks from these cyber threats are significant and, as discussed below, Marriott International experienced a material data security breach involving the acquired Starwood guest reservation database.

2018 Marriott Guest Reservation Database Security Breach. In November 2018, Marriott International disclosed its discovery of a data security breach involving the acquired Starwood guest reservation database. Marriott’s investigation determined that there was unauthorized access to the database, which contained guest information relating to reservations at Starwood properties, on or before September 10, 2018 and that there had been unauthorized access to the Starwood network since 2014. Marriott disclosed that an unauthorized party had copied and encrypted information and took steps towards removing it. Marriott believes it contains information on up to approximately 383 million guests who made a reservation at a Starwood property. As of this date, Marriott has been named as a defendant in approximately one hundred lawsuits arising out of the database breach and also has been named as a subject of investigations in progress by various Federal, state and foreign governmental authorities.

We rely on the security systems of our managers to protect proprietary and hotel customer information from these threats. Any compromise of our managers’ networks could result in a disruption to our managers’ operations, such as the disruption in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels that we own that are managed by them, in increased costs and in potential litigation and liability. All our major hotel management companies and a majority of our third-party operators maintain insurance against cyber threats. However, these policies provide varying limits and may be subject to sub-limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, such as disclosed by Marriott in November 2018, may result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our business, financial condition and results of operations. Because of ongoing litigation and investigations by various state, Federal and foreign regulators, it is too early to determine the extent of the damage to Marriott’s reputation because of the Starwood database breach and the level to which hotel guests may opt to book with other hotel companies because of security concerns for their personally identifiable information. Because approximately 68% of our hotels (as measured by 2019 revenues) are managed or franchised by Marriott, any material adverse effects to Marriott’s ability to attract and retain hotel guests will have a material adverse effect on our future business, financial condition and results of operations.

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

We currently maintain cyber insurance, which includes coverage for third-party liability (damages and settlements to third parties) and first-party loss (costs incurred by us in response to a network security or privacy event). Third-party coverages include defense and damages for alleged libel and slander in electronic media, privacy breach liability and related fines and penalties assessed by regulators. First-party coverages include costs incurred by us in remediating a network security event, loss of income/extra expense due to loss of use of computer systems, costs of data recovery, and cyber extortion. This policy also includes excess coverage for most of our smaller, independent hotel operators, who generally carry lower coverage limits than our major operators, in the event that the insurance carried by these smaller, independent operators is insufficient to cover cyber related damages relating to hotel operations. However, as with the operator’s coverage, our policy is subject to limits and sub-limits for certain types of claims and we do not expect that this policy will cover all the losses that we could experience from these exposures.

Litigation judgments or settlements could have a significant adverse effect on our financial condition.

We are involved in various legal proceedings in the ordinary course of business and are defending these claims vigorously; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the quantum of our operating results for such period. We also could become the subject of future claims by the operators of our hotels, individuals or companies who use our hotels, our investors, our joint venture partners or regulating entities and these claims could have a significant adverse effect on our financial condition and results of operations.

We depend on our key personnel.

We have approximately 175 employees and our continued success depends on the efforts and abilities of our executive officers and other key personnel. None of our key personnel have employment agreements and we do not maintain key person life insurance for any of our executive officers. These individuals are important to our business and strategy and to the extent that any of them departs and is not replaced with a qualified substitute, such person’s departure could have a significant adverse effect our operations and financial condition.

Exchange rate fluctuations could affect adversely our financial results.

Currency exchange rate fluctuations could affect our results of operations and financial position. We generate revenues and expenses in such foreign currencies as the Canadian dollar, the Brazilian real and the Indian rupee. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate entirely that risk. To the extent that we are unable to match revenues received in foreign currencies with expenses paid in that same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts to U.S. dollars can result in an increase or decrease of the amount of our revenues or earnings because of exchange rate fluctuations.

Similarly, changes in the exchange rates of foreign currencies against the U.S. dollar can result in increases or decreases in demand at our U.S. hotels from international travelers coming to the United States. Because of the concentration of our hotels in major U.S. cities with large numbers of international travelers to the United States, we may have more exposure to fluctuations in international travel to the United States than other lodging companies without hotels located as heavily in these markets.

Applicable REIT laws may restrict certain business activities.

As a REIT, each of Host Inc. and its subsidiary REIT is subject to various restrictions on the types of revenues it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, developing alternative uses of real estate and the ownership of hotels that are not leased to a taxable REIT subsidiary (“TRS”), including the development and/or sale of timeshare or condominium units or the related land parcels. Due to these restrictions, we anticipate that we will continue to conduct certain business activities, including, but not limited to, those mentioned above, in one or more of our TRS. Our TRS are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

Environmental problems are possible and can be costly.

Our hotels are subject to requirements and potential liabilities under various foreign and U.S. federal, state and local environmental laws, ordinances and regulations. Unidentified environmental liabilities could arise and have a material adverse effect on our financial condition and performance. Additionally, even after we have sold a hotel, we may be liable for environmental liabilities that occurred during our ownership. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may be required to pay a governmental entity or third parties for property damage, and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of toxic or hazardous substances. These laws require that owners or operators of buildings properly manage and maintain these substances and notify and train those who may come into contact with them and undertake special precautions. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to toxic or hazardous materials.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes and flooding, any of which could have a material adverse effect on our hotels, operations and business. Over time, our coastal markets are expected to experience increases in storm intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards.  Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

Compliance with other government regulations can be costly.

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons and we incur capital expenditures to make our hotels accessible. In addition, we have committed to provide, and certain local laws and contracts between our hotel managers and the hotel workers’ union require our hotels to provide, our managers’ employees with safety devices, sometimes known as “panic buttons.” We fund the capital necessary to ensure that employees at our hotels will be equipped with these safety devices. These and other laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. A determination that we are not in compliance with these laws and regulations could result in a court order to bring the hotel into compliance, imposition of civil penalties in cases brought by the Justice Department, or an award of attorneys’ fees to private litigants. Compliance with these laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

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

We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, limited partners of Host L.P. who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2019, there are approximately 7.5 million Host LP OP units outstanding that are owned by third parties and are redeemable, which represents approximately 1% of all outstanding OP units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans.

Our earnings and cash dividends will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash dividends, whether from operations, sales, acquisitions, development or refinancing, and secondarily is based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than its net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than paying dividends using such cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may impact negatively the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation of future earnings and cash dividends likely would affect adversely the market price of Host Inc.’s common stock.

Federal Income Tax Risks

Adverse tax consequences would occur if Host Inc. or its subsidiary REIT fails to qualify as a REIT.

We believe that Host Inc. has been organized and has operated in such a manner as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., one entity that also has elected to be treated as a REIT. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that Host Inc.’s subsidiary REIT qualifies as a REIT or will continue to qualify as a REIT. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income. Any such corporate income tax liability could be substantial and would reduce the non-qualifying REIT’s cash available for, among other things, operations and dividends to its stockholders. In addition, if Host Inc. were to fail to qualify as a REIT, it would not be required to pay dividends to its stockholders. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

To qualify as a REIT, Host Inc. is required to satisfy the requirements of several asset and gross income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which assets are not susceptible to a precise determination of fair market value, and for which we will not obtain independent appraisals. Our compliance with the REIT asset and gross income tests requirements also depends upon our ability to successfully manage the composition of our gross income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that our hotel leases, interests in subsidiaries, or interests in the securities of other issuers will not cause a violation of the REIT gross income and asset tests requirements.

Any determination that Host Inc. or its subsidiary REIT does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional corporate income tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which it does not qualify as a REIT would reduce its cash flow available for investment, debt service or dividends to stockholders. Furthermore, the entity not qualifying as a REIT no longer would be required to pay dividends to its stockholders as a condition to REIT qualification, and any dividends paid to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on dividends at capital gain tax rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” Host Inc. will fail to qualify as a REIT.

Each hotel with respect to which our TRS pays rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who legally is authorized to engage in such business at or in connection with such facility. We believe that all the hotels leased to our TRS are qualified lodging facilities. However, the REIT provisions of the Code provide only limited guidance for making determinations of whether a hotel is considered a qualified lodging facility, and there can be no assurance that our hotels will be so considered in all cases.

If our hotel managers do not qualify as “eligible independent contractors,” Host Inc. and our subsidiary REIT likely will fail to qualify as a REIT for federal income tax purposes. Each of the hotel management companies that enters into a management contract with our TRS must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to Host Inc. and its subsidiary REIT by our TRS to be qualifying gross income for the REIT gross income tests requirements. Among other requirements, in order to qualify as an eligible independent contractor, a hotel manager cannot own more than 35% of our outstanding shares (by value) and no person or group of persons can own more than 35% of our outstanding shares and the ownership interests of the hotel manager, taking into account only owners of more than 5% of our shares and, with respect to ownership interests in such hotel managers that are publicly traded, only owners of more than 5% of such ownership interests. Complex ownership attribution rules apply for purposes of these 35% ownership thresholds. Although we monitor ownership of our shares by our hotel managers and their owners, and certain provisions of our charter are designed to prevent ownership of our shares in violation of these rules, there can be no assurance that these ownership limits will not be exceeded.

The size of our TRS is limited and our transactions with our TRS will cause us to be subject to a 100% excise tax on certain income or deductions if such transactions are not conducted on arm’s-length terms.

A REIT may own up to 100% of the equity interests of an entity that is a C corporation for federal income tax purposes if the entity is a TRS. A TRS may own assets and earn gross income that would not be considered as qualifying assets or as qualifying gross income if owned or earned directly by a REIT, including revenues from hotel operations. Both the REIT and its C corporation subsidiary must jointly elect to treat such C corporation subsidiary as a TRS. A C corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of its stock or securities automatically will be treated as a TRS. For taxable years beginning after December 31, 2017, no more than 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRS. Beginning in 2018, a TRS may be eligible to elect out of new interest expense limitation rules enacted in December 2017 by the Tax Cuts and Jobs Act.

Our TRS will pay federal corporate income tax and applicable state and local corporate income tax and, if applicable, foreign corporate income tax on its taxable income. The Tax Cuts and Jobs Act reduces the U.S. statutory corporate income tax rate from a maximum rate of 35% to a flat rate of 21% effective January 1, 2018. The after-tax net income of our TRS will be available for distribution to us as a taxable dividend to the extent of its earnings and profits, but it is not required to be so distributed. We believe that the aggregate value of the stock and securities of our TRS has been and will continue to be less than 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with TRS ownership limitations. There can be no assurance, however, that we will be able to comply with the 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) value limitation discussed above.

Rent paid to Host Inc. and its subsidiary REIT by our TRS cannot be based on its net income or profits for such rents to qualify as “rent from real property.” We receive “percentage rent” from our TRS that is calculated based on the gross revenues of the hotels subject to leases - not based on net income or profits of such hotels. If the IRS determines that the rent paid pursuant to our leases with our TRS are excessive, the deductibility thereof by the TRS may be challenged, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent that such rent exceeds an arm’s-length amount. We believe that our rent and other transactions between our REITs and their TRS are based on arm’s-length amounts and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

Despite the REIT status of each of Host Inc. and its subsidiary REIT, we remain subject to various taxes.

Notwithstanding Host Inc.’s status as a REIT, Host Inc. and certain of its subsidiaries (including our subsidiary REIT) are subject to federal, state, local and foreign corporate taxes on their net income, gross receipts, net worth, and property, in certain cases. Host L.P. is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host Inc.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable by U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. Under the Tax Cuts and Jobs Act, however, U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or as qualified dividend income) received from a REIT for taxable years beginning after December 31, 2017 and before January 1, 2026. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally a reduction to 29.6% assuming the stockholder is subject to the maximum individual income tax rate of 37%), such tax rate still is higher than the tax rate applicable to C corporation dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT C corporations that pay dividends, which could adversely affect the value of the shares of REITs.

Legislative or other actions affecting REITs could have a negative effect on us.

New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income at regular corporate income tax rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

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

•

permanently eliminating the progressive corporate income tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21% for tax years beginning after December 31, 2017;

•

permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or as qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

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
•

generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses (including most equity REITs) and that elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase the impact of the legislation. Proposed regulations have been issued with respect to many of these law changes, but the regulations, once finalized, could be much different from those proposed. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the Tax Cuts and Jobs Act may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial.

Risks Relating to Redemption of OP Units

A holder who offers its OP units for redemption may have adverse tax consequences.

A limited partner who elects to redeem its OP units will be treated for federal and state income tax purposes as having sold the OP units. The sale of these OP units is a taxable event and the limited partner will be treated as realizing an amount equal to the sum of (1) the value of the common stock or cash it receives, and (2) the amount of the qualified nonrecourse liabilities of Host L.P. allocated to the redeemed OP units. The gain or loss recognized by the limited partner is measured by the difference between the amount realized thereby and the tax basis in the OP units redeemed (which tax basis includes the amount of the qualified nonrecourse liabilities of Host L.P. allocated to the redeemed OP units). It is possible that the amount of gain and/or the tax liability related thereto that the limited partner recognizes and pays could exceed the value of the common stock or cash received.

Differences between an investment in shares of Host Inc. common stock and Host L.P. OP units may affect redeemed limited partners.

If a limited partner elects to redeem its OP units, we will determine whether such limited partner receives cash or shares of Host Inc.’s common stock in exchange for the OP units. Although an investment in shares of Host Inc.’s common stock is substantially similar to an investment in Host L.P. OP units, there are some differences.  These differences include form of organization, management structure, voting rights, liquidity and federal and state income taxation, some of which differences may be material to investors.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that remain unresolved.

Item 2.	Properties

See Part 1 Item 1. “Business—Our Consolidated Hotel Portfolio” above for a discussion of our hotels.

Item 3.	Legal Proceedings

We are involved in various legal proceedings in the ordinary course of business including, but not limited to, disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. We are defending these claims vigorously; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the operating results for such period. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

Item 4.	Mine Safety Disclosures

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

In the following table, we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 20, 2020. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	81

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

James F. Risoleo President, Chief Executive Officer and Director	64

James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions. He has served in various capacities with the company, including Executive Vice President and Chief Investment Officer, Managing Director of the company's European and West Coast investment activities, and culminating in his service as President and Chief Executive Officer beginning in January 2017.

Brian G. Macnamara Senior Vice President, Principal Financial Officer, Treasurer and Corporate Controller	60

Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007. As of January 1, 2020, he is serving as Principal Financial Officer until the company appoints a new Chief Financial Officer.

Julie P. Aslaksen Executive Vice President, General Counsel and Secretary	45

Julie P. Aslaksen joined our company in November 2019 as Executive Vice President, General Counsel and Secretary.  Prior to joining our company, Ms. Aslaksen served as Vice President and General Counsel at General Dynamics Information Technology (GDIT), a global information technology services company from 2017 to 2019.  Prior to her role at GDIT, Ms. Aslaksen spent 14 years with General Dynamics Corporation, where she most recently served as Staff Vice President, Deputy General Counsel and Assistant Secretary.

Joanne G. Hamilton Executive Vice President, Human Resources and Corporate Responsibility	62

Joanne G. Hamilton joined our company as Executive Vice President, Human Resources in January 2010. Prior to joining our company, she was the Chief Human Resource Officer for Beers & Cutler, an accounting and consulting firm based in Vienna, Virginia from 2007 to 2010.

Michael E. Lentz Executive Vice President Development, Design & Construction	56

Michael E. Lentz joined our company in March 2016 as Managing Director, Global Development, Design and Construction. In February 2019, he was promoted to Executive Vice President, Development, Design and Construction. Prior to joining us, Mr. Lentz was Senior Vice President of Global Development for Las Vegas Sands Corp. from 2011 to 2016 and before that was with Walt Disney Imagineering for 20 years, culminating in his service as Vice President of Project Development.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	47

Nathan S. Tyrrell joined our finance department in 2005.  He became Treasurer in February 2010. In 2015, he was named Managing Director of investment activities for the East Coast and in 2017 he was named Executive Vice President, Chief Investment Officer.

Sourav Ghosh Executive Vice President, Strategy & Analytics	43

Sourav Ghosh joined our company in 2009 as Vice President of Business Intelligence. In 2017, he became the head of Strategy & Analytics at the company and in February 2020, he was promoted to Executive Vice President, Strategy and Analytics.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.”

As of February 20, 2020, there were 17,593 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial owners of our common stock than record holders. As of February 20, 2020, there were 1,202 limited partners (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc. common stock.

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on the common stock of Host Inc. against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the National Association of Real Estate Investment Trust (“NAREIT”) Lodging Index. The graph assumes an initial investment of $100 in the common stock of Host Inc. and in each of the indexes, and also assumes the reinvestment of dividends.

Comparison of Five-Year Cumulative Stockholder Returns 2014 – 2019

	2014	2015	2016	2017	2018	2019
Host Hotels & Resorts, Inc.	$100.00	$67.50	$87.33	$96.01	$84.09	$98.09
NAREIT Lodging Index	$100.00	$75.58	$93.98	$100.71	$87.80	$101.55
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2019 Host Inc. Purchases of Equity Securities

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of common stock and on August 5, 2019, we announced an increase in the repurchase program from $500 million to $1 billion. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2019 – October 31, 2019	807,495	$16.79	807,495	$586
November 1, 2019 – November 30, 2019	1,742,557	$17.21	1,742,557	$556
December 1, 2019– December 31, 2019	2,159,051	$17.76	2,159,051	$518
Total	4,709,103	$17.39	4,709,103	$518

_____________

*	Prices shown are exclusive of commissions paid.
Item 5.	Market for Registrant’s Common OP Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 20, 2020 was 1,202. The number of outstanding common OP units as of February 20, 2020 was 698,514,143 of which 691,037,305 were owned by Host Inc.

Fourth Quarter 2019 Host L.P. Purchases of Equity Securities

Period	Total Number of Common OP Units Purchased	Average Price Paid Per Common OP Unit	Total Number of Common OP Units Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2019 – October 31, 2019	835,610	1.021494 shares of Host Inc. Common Stock	—	—
November 1, 2019 – November 30, 2019	1,836,897	1.021494 shares of Host Inc. Common Stock	—	—
December 1, 2019– December 31, 2019	2,209,289	1.021494 shares of Host Inc. Common Stock	—	—
Total	4,881,796		—	—

*

Reflects 10,759; 56,886; and 3,832 common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock for the months of October, November and December, respectively, and 824,851; 1,780,011; and 2,205,457 common OP units for the months of October, November and December, respectively, redeemed to fund the repurchase by Host Inc. of the shares of common stock listed above as part of its publicly announced share repurchase program.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, Inc. for the five years ended December 31, 2019 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,469	$5,524	$5,387	$5,430	$5,350
Net income	932	1,151	571	771	565
Net income attributable to Host Hotels & Resorts, Inc.	920	1,087	564	762	558
Earnings per common share:
Basic earnings per common share	1.26	1.47	.76	1.03	.74
Diluted earnings per common share	1.26	1.47	.76	1.02	.74
Dividends declared per common share	.85	.85	.85	.85	.80
Balance Sheet Data:
Total assets	$12,305	$12,090	$11,693	$11,408	$11,656
Debt	3,794	3,837	3,954	3,649	3,867

Item 6.	Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, L.P. for the five years ended December 31, 2019 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2019	2018	2017	2016	2015
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,469	$5,524	$5,387	$5,430	$5,350
Net income	932	1,151	571	771	565
Net income attributable to Host Hotels & Resorts, L.P.	930	1,099	571	771	565
Earnings per common unit:
Basic earnings per common unit	1.29	1.50	.78	1.05	.76
Diluted earnings per common unit	1.29	1.50	.78	1.05	.76
Distributions declared per common unit	.868	.868	.868	.868	.817
Balance Sheet Data:
Total assets	$12,305	$12,090	$11,693	$11,408	$11,656
Debt	3,794	3,837	3,954	3,649	3,867

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018. For a discussion and analysis of the year ended December 31, 2018, compared to the same period in 2017 please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2019. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotels. As of February 20, 2020, we own 80 hotels in the United States, Canada and Brazil and have minority ownership interests in an additional 10 hotels through joint ventures in the United States and in India. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our 2019 room sales. Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than by trends in leisure demand. For a discussion of our customer categories, see “ – Our Customers”.

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

Operations from our domestic portfolio account for approximately 98% of our total revenues and 2% relate to our five hotels in Canada and Brazil. The following table presents the components of our hotel revenues as a percentage of our total revenues:

		% of 2019 Revenues
•	Rooms revenues. Occupancy and average daily room rate are the major drivers of rooms revenues. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	63%

•	Food and beverage revenues. Food & beverage revenues consist of revenues from group functions, which may include banquet revenues and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our hotels.	30%

•	Other revenues. Occupancy, the nature of the hotel (e.g., resort) and its price point are the main drivers of other ancillary revenues, such as attrition and cancellation fees, resort and destination fees, parking, golf courses, spas, entertainment and other guest services. This category also includes other rental revenues.	7%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2019 Operating Costs and Expenses
•	Rooms expenses. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expenses. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	19%

•	Food and beverage expenses. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenues. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	24%

•	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenues, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, brand standard costs, sales and marketing, repairs and minor maintenance and utility costs.	28%

•	Management fees. Base management fees are computed as a percentage of gross revenues. Incentive management fees generally are paid when operating profits exceed certain thresholds.	5%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	8%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotels and the amounts of historical capital expenditures.	14%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 58% of our rooms, food and beverage, and other departmental and support expenses.

Key Performance Indicators. The following key performance indicators commonly are used in the hospitality industry and we believe provide useful information to management and investors in order to compare our performance with the performance of other REITS:

•	hotel occupancy is a volume indicator based on the percentage of available room nights that are sold;
•	average daily rate (“ADR”) is a price indicator calculated by dividing rooms revenues by the number of rooms sold;
•

revenues per available room (“RevPAR”) is used to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage, parking, or other guest service revenues generated by the hotel. Although RevPAR does not include these ancillary revenues, it is considered a key indicator of core revenues for many hotels; and

•

total revenues per available room (“Total RevPAR”) is a summary measure of hotel results calculated by dividing the sum of rooms, food and beverage and other ancillary service revenues by room nights available to guests for the period.  It includes ancillary revenues that are not included in the calculation of RevPAR.

RevPAR changes that are driven by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven by average room rate. For example, increases in occupancy at a hotel will lead to increases in rooms revenues and ancillary revenues, such as food and beverage revenues, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, will not result in additional room-related costs, except those charged as a percentage of revenues. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than do changes in RevPAR caused by occupancy levels.

In discussing our operating results, we present RevPAR and certain other financial data on a comparable hotel basis. Comparable hotels are those hotels that we have owned for the entirety of the reporting periods being compared and which operations have been included in our consolidated results. Beginning January 1, 2020, comparable hotels will also include hotels immediately upon acquisition, on a pro forma basis, which will include operating results for periods prior to our ownership, based on actual results obtained from the manager. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage or large scale capital improvements. We also present RevPAR separately for our comparable consolidated domestic and international (both on a nominal and constant dollar basis) hotels. We provide RevPAR results in constant currency due to the consolidated hotels that we own in Canada and Brazil and the effect that exchange rates have on our reporting. We use constant currency because we believe it is useful to investors as it provides clarity on how the hotels are performing in their local markets. For all other measures (net income, operating profit, EBITDA, FFO, etc.), our discussion refers to nominal US$, which is consistent with the presentation of our financial statements under U.S. generally accepted accounting principles (“GAAP”).

We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:

•

NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as supplemental measures of company-wide profitability. NAREIT adopted FFO to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, certain acquisition costs and litigation gains or losses outside the ordinary course of business.

•

Comparable Hotel EBITDA. Hotel EBITDA measures property-level results before debt service, depreciation and corporate expenses (as this is a property level measure) and is a supplemental measure of aggregate property-level profitability. We use Hotel EBITDA and associated margins to evaluate the profitability of our comparable hotels.

•

EBITDA, EBITDAre and Adjusted EBITDAre. Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is a supplemental measure of our operating performance and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. NAREIT adopted EBITDA for real estate (“EBITDAre”) in order to promote an industry-wide measure of REIT operating performance. We also adjust EBITDAre for property insurance gains, certain acquisition costs and litigation gains or losses outside the ordinary course of business (“Adjusted EBITDAre”).

Summary of 2019 Operating Results

The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the two years ended December 31, 2019 (in millions, except per share and hotel statistics):

Historical Income Statement Data:

	2019	2018	Change
Total revenues	$5,469	$5,524	(1.0)%
Net income	932	1,151	(19.0)%
Operating profit	799	530	50.8%
Operating profit margin under GAAP	14.6%	9.6%	500	bps
EBITDAre	$1,538	$1,562	(1.5)%
Adjusted EBITDAre	$1,534	$1,562	(1.8)%

Diluted earnings per share	$1.26	$1.47	(14.3)%
NAREIT FFO per diluted share	1.70	1.77	(4.0)%
Adjusted FFO per diluted share	1.78	1.77	0.6%

Comparable Hotel Data:

	2019 Comparable Hotels (1)
	2019	2018	Change
Comparable hotel revenues	$4,397	$4,356	0.9%
Comparable hotel EBITDA	1,275	1,266	0.7%
Comparable hotel EBITDA margin	29.0%	29.05%	(5	bps)
Change in comparable hotel Total RevPAR - Constant US$ (2)	1.0%
Change in comparable hotel RevPAR - Constant US$ (2)	(0.6)%
Change in comparable hotel RevPAR - Nominal US$ (2)	(0.7)%
___________

(1)	Comparable hotel operating statistics for 2019 and 2018 are based on 72 comparable hotels as of December 31, 2019 .
(2)	For a discussion of our constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Revenues

Total revenues declined $55 million, or 1.0%, compared to 2018, as the net effect of our acquisitions and dispositions led to a reduction of $116 million in revenues, or 2.1%, for the year, which was only partially offset by improvements in our comparable hotel performance. Comparable hotel revenues increased $41 million, or 0.9%, driven by growth in food and beverage (“F&B”) and other revenues. By contrast, comparable hotel rooms revenues declined as RevPAR at our comparable hotels decreased 0.6% compared to 2018, on a constant US$ basis, due to an 80 basis point decline in occupancy to 78.9%, partially offset by a slight increase in ADR. Comparable Total RevPAR, which also includes food and beverage and other revenues, increased 1.0% year-to-date on a constant US$ basis as comparable hotel food and beverage revenues increased 1.7%, driven by strong banquet and audio/visual sales. Our comparable hotel other revenues growth of 15.3% was driven by an increase in attrition and cancellation fees and resort and destination fees (see “Statement of Operations Results and Trends”).

The strongest markets for 2019 were Phoenix and Florida Gulf Coast, which had comparable hotel Total RevPAR increases of 8.7% and 7.4%, respectively. In Phoenix, the improvement in Total RevPAR was due to transient growth of 8.4% and an increase in food and beverage revenues of 4.1%. In particular, Total RevPAR at The Phoenician improved by 20.5%, as the hotel reopened two restaurants after completing renovations during the year and benefited from strong leisure demand. In Florida Gulf Coast, group performance increased by 14.1%, which drove the 9.2% increase in food and beverage revenues. The Don CeSar and the Ritz-Carlton Golf Resort also benefited from recently completed renovations. The Atlanta, Denver, and Washington, D.C. (Central Business District “CBD”) markets also outperformed the portfolio, with comparable hotel Total RevPAR increases of 5.0%, 4.8%, and 3.2%, respectively. In Atlanta, the improvements were the result of the Super Bowl in February 2019 and an increase in transient occupancy, most notably at The Whitley, Atlanta Buckhead which completed room renovations earlier this year. In Denver and Washington, D.C. (CBD), the improvements were due to stronger group contributions which helped drive a 13.2% and 5.3% increase in food and beverage revenues, respectively. Our Denver hotels benefited from an increase in ADR of 4.3%. These strong performances were offset by comparable hotel Total RevPAR declines at our Seattle and New York hotels of 6.7% and 5.2%, respectively. The decline in Seattle was driven by new supply and fewer city-wide events, which resulted in a decline in group revenue of 26.1%. The decline in New York was due to continued increases in supply and relative weak demand in the Times Square submarket.

On a constant US$ basis, Total RevPAR at our comparable consolidated hotels in Canada and Brazil increased 5.8% in 2019, primarily due to an increase in occupancy of 1,270 basis points at our hotels in Brazil, as well as an increase in food and beverage revenues of 21.1% at those hotels.

Operating Profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 500 basis points for 2019, largely due to a decrease in depreciation expense resulting from $260 million of impairment expense recorded in 2018. Margins also were positively impacted by highly profitable other revenues growth from cancellation, attrition, resort and destination fees. Operating profit margins under GAAP also are affected significantly by several items, including dispositions, depreciation expense and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, declined 5 basis points to 29.0%. Downward pressure on margins was due to the decline in comparable hotel RevPAR and increasing labor costs due to tightening labor markets, which was partially offset by the operating guarantees provided by Marriott related to the Marriott transformational capital program discussed below and realized benefits from the Marriott and Starwood merger, including lower allocated costs for required programs and services, reduced charge-out rate for loyalty program expenses and lower group travel agent commissions.

Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income for Host Inc. decreased $219 million in 2019 to $932 million primarily due to a $562 million decrease in other gains/(losses), partially offset by a decrease of $246 million of impairment expense in 2019. The net effect of our acquisitions and dispositions increased net income by $54 million, while the sale of our interest in the Euro JV in 2018 reduced net income by $14 million. These results led to a decrease in diluted earnings per common share for Host Inc. of 14.3% to $1.26. Adjusted EBITDAre, which excludes, among other items, gain on sale of assets and impairment expense, decreased $28 million to $1,534 million. An increase in Adjusted EBITDAre from our comparable hotels was offset by the net effect of our acquisitions and dispositions of consolidated hotels which reduced Adjusted EBITDAre by $18 million.  Additionally, the sale of our interest in the Euro JV in 2018 reduced Adjusted EBITDAre by $45 million in 2019. Adjusted FFO per diluted share, which excludes gain on sale of assets and other real estate transactions, including depreciation and impairment, increased $0.01, or 0.6%, in 2019, as the reduction in Adjusted EBITDAre was offset by a reduction in interest expense (excluding debt extinguishment costs) and a decline in the weighted average shares outstanding as a result of the execution of our stock repurchase plan.

The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

2020 Outlook

2020 will prove a challenging year for the lodging industry due to a number of economic, political, and global issues. Consensus forecasts anticipate real GDP growth of 1.9%, implying slower economic momentum. Consumer confidence and labor markets remain strong, which have the potential to bolster the leisure travel segment. However, business investment growth, which historically has been highly correlated to RevPAR growth for upper-upscale properties in major markets, continues to decelerate. Additionally, the strong labor market will drive increases in wages and benefits that will challenge operators to maintain margins. These conflicting economic indicators, combined with election year uncertainty and continued trade instability, will weigh on growth potential in the lodging industry this year. In addition, the coronavirus outbreak in China and other countries is expected to have an economic and travel impact in the U.S., particularly for gateway cities such as New York and San Francisco, though the timing and severity of the effect is uncertain.

The long economic growth cycle in the U.S. also has encouraged development of new supply, which is forecast to be above the long-term average for 2020. Although growth in the upper upscale segment is expected to remain modest, some of our markets, such as New York and Boston, will continue to see above-average supply growth, which has made it more challenging for our operators to maintain high levels of occupancy and to grow average rates. Therefore, constrained lodging demand and targeted supply growth are expected to limit overall RevPAR growth for our portfolio for 2020.

We expect that these broad industry and individual market trends will result in comparable RevPAR growth on a constant dollar basis of between 0.0% and 1.0% for the full year 2020. We expect the slight increase in RevPAR to be driven by increased group revenues, as our portfolio is expected to benefit from a more favorable citywide convention calendar, leading to continued F&B growth. We expect leisure travel to support transient revenues, as loyalty program redemptions remain strong, while business travel is expected to remain subdued. In addition, we anticipate above-inflationary growth in hotel-level operating expenses, driven by expected wage and benefit increases of approximately 5%, which will result in lower operating margins. Year-over-year comparisons also will be affected by changes in our portfolio due to acquisitions and dispositions.

Effective January 1, 2020, we will adjust our definition of comparable hotels to include recent acquisitions on a pro forma basis assuming they have comparable operating environments. Operating results for acquisitions in the current and prior year will be reflected for full calendar years, to include results for periods prior to our ownership. We believe this will provide investors a better understanding of underlying growth trends for our current portfolio. As such, the forecast above has been adjusted to include results for the 1 Hotel South Beach acquired in 2019.

As noted above, the current outlook for the lodging industry is uncertain; therefore, there can be no assurances that any increases in hotel revenues or earnings at our hotels will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See Part I Item 1A. “Risk Factors.”

Strategic Initiatives

For 2020, we intend to continue our disciplined approach to capital allocation to strengthen our portfolio and deliver stockholder value through multiple levers. These levers may include, over time, acquiring hotels, investing in our portfolio, buying back stock (depending on market conditions) or returning capital through a meaningful quarterly dividend. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value. At the same time, we will opportunistically sell hotels when market conditions permit, including the pursuit of exiting our remaining international markets to focus on our domestic portfolio. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.

Acquisitions. On February 14, 2019, we acquired the 429-room 1 Hotel South Beach for $610 million. The resort is the centerpiece of a mixed-use complex that features an additional 155 luxury condominium units whose owners may participate in a rental program with our hotel. The resort features over 600 linear feet of direct beach access, 160,000 square feet of meeting space, eight food and beverage outlets, a spa, a gym, four elevated pools with ocean views, and 23,000 square feet of luxury retail space.

Dispositions. We completed the sale of 14 hotels in 2019 for net proceeds of approximately $1,192 million. These sales primarily represented the disposition of relatively lower Total RevPAR properties and/or properties that had near-term capital expenditures needs.

Financing transactions. On September 26, 2019, we issued $650 million of 3.375% Series H senior notes due December 2029 for proceeds of approximately $640 million, net of discounts, underwriting fees and expenses. The Series H senior notes have been designated as green bonds, as an amount equal to the net proceeds have been allocated to eligible green projects. Interest is payable semi-annually in arrears on June 15 and December 15, commencing December 15, 2019. The net proceeds were used, together with cash on hand, to redeem our $300 million 6% Series Z senior notes due 2021 and our $350 million 5.25% Series B senior notes due 2022, including a prepayment premium of $50 million.

Additionally, in August 2019, we amended and restated our credit facility agreement, expanding the revolver capacity from $1 billion to $1.5 billion, extending the maturity dates of both the revolver and outstanding term loans, and decreasing interest rates by 10 basis points compared to the previous facility. During the year, we had net repayments of $56 million under the revolver portion of our credit facility.

We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. Through our transactions in 2019, we were able to lower our weighted average interest rate to 3.8% at December 31, 2019, compared to 4.4% at December 31, 2018, and extended our weighted average debt maturity to 5.4 years. We have a debt balance of $3.8 billion and a balanced maturity schedule wherein not more than 26% of our outstanding debt, representing 5% of our U.S. GAAP gross asset value, is due in any given year. We have no significant debt maturities until 2023.

For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see Part II Item 8 “Financial Statements and Supplementary Data – Note 5.  Debt” in the Notes to Consolidated Financial Statements.

Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2019, we spent approximately $558 million on capital expenditures, of which $336 million represented return on investment (“ROI”) capital expenditures and $222 million represented renewal and replacement projects.

In collaboration with Marriott, we initiated a transformational capital program in 2018 on 17 properties that is expected to occur over a four-year period. We believe these investments will make these hotels more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. To accelerate this process, we agreed to invest amounts in excess of the FF&E reserves required under our management agreements, or approximately an average of $175 million per year, which amounts are included in the forecast range of 2020 capital expenditures reflected below. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of $84 million, before reductions for incentive management fees, over the four years to offset expected business disruption.

Of the 17 properties included in the program, we have substantially completed the projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott and work is underway at an additional six properties. Approximately 43% of the total estimated costs of the transformational capital program have been spent as of December 31, 2019. In 2020, we expect to substantially complete additional projects at the JW Marriott Atlanta Buckhead, Minneapolis Marriott City Center and San Antonio Marriott Rivercenter.

In 2020, we also have several projects scheduled to be completed or initiated that seek to add value to our existing portfolio over time. These include:

•

AC by Marriott Scottsdale North – using an underutilized parking lot alongside The Westin Kierland Resort & Spa, we have begun developing a 165-room select-service hotel that will be branded as an AC by Marriott and is expected to open in the second quarter of 2020;

•	Additional villas at the Andaz Maui at Wailea Resort – development and construction of 19 additional two-bedroom, luxury villas at the Andaz Maui is underway and expected to be completed in 2021; and
•

Expansions at the Orlando World Center Marriott – development and construction of a 2.3-acre waterpark and a 60,000 gross square-foot meeting space expansion is expected to commence in the second quarter of 2020 and be completed in the first half of 2021 and 2022, respectively.

For 2020, we expect capital expenditures of $550 million to $650 million, which includes approximately $180 million to $200 million for the Marriott transformation program discussed above. This total spend consists of $310 million to $360 million of ROI projects and $240 million to $290 million of renewal and replacement projects.

Share Repurchases and Dividends. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. In 2019, we repurchased 27.8 million shares at an average price of $17.37 per share, exclusive of commissions, for a total of $482 million. Of these repurchases, 4.7 million shares at an average price of $17.39 per share, exclusive of commissions, were made in the fourth quarter of 2019 for a total of $82 million. At December 31, 2019, we had $518 million available for repurchase under the program. Subsequent to year end, we purchased an additional 7.5 million shares at an average price of $16.90 per share, exclusive of commissions, for a total of $127 million through February 22, 2020, pursuant to our trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act. Following these transactions, we have $391 million available for repurchase under the program.

During 2019, Host Inc.’s Board of Directors declared dividends of $0.85 per share with respect to Host Inc.’s common stock. Accordingly, Host L.P. made distributions of $0.8682699 per unit with respect to its common OP units for 2019. On February 19, the Board of Directors authorized a regular quarterly cash dividend of $.20 per share on its common stock. The dividend will be paid on April 15, 2020 to stockholders of record on March 31, 2020. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

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

Results of Operations

The following table reflects certain line items from our audited consolidated statements of operations for the two years ended December 31, 2019 (in millions, except percentages):

	2019	2018	Change
Total revenues	$5,469	$5,524	(1.0)%
Operating costs and expenses:
Property-level costs (1)	4,568	4,897	(6.7)
Corporate and other expenses	107	104	2.9
Gain on insurance and business interruption settlements	5	7	(28.6)
Operating profit	799	530	50.8
Interest expense	222	176	26.1
Other gains/(losses)	340	902	(62.3)
Provision for income taxes	30	150	(80.0)

Host Inc.:
Net income attributable to non-controlling interests	12	64	(81.3)
Net income attributable to Host Inc.	920	1,087	(15.4)

Host L.P.:
Net income attributable to non-controlling interests	2	52	(96.2)
Net income attributable to Host L.P.	930	1,099	(15.4)
___________

(1)	Amounts represent total operating costs and expenses from our consolidated statements of operations, less corporate and other expenses and the gain on insurance and business interruption settlements.

Statement of Operations Results and Trends

For 2019 and 2018, the results of hotels acquired or sold during the comparable periods impacted year-over-year comparisons. Our operations were affected by the disposition of 14 hotels in 2019 and four hotels in 2018, as well as the sale of the New York Marriott Marquis retail and theater commercial units and related signage areas of the hotel in 2018 (“Marriott Marquis Retail”). These dispositions were offset by the acquisition of four hotels during this timeframe: the 1 Hotel South Beach in February 2019 and the Andaz Maui at Wailea Resort, Grand Hyatt San Francisco, and Hyatt Regency Coconut Point Resort and Spa acquired in March 2018. The table below presents the net (reduction)/increase of revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	2019	2018	Net (reduction)/increase
Total Revenues:
Acquisitions	$363	$171	$192
Dispositions	244	552	(308)
Total Revenues	$607	$723	$(116)
Net income (excluding gain on sale):
Acquisitions	$59	$21	$38
Dispositions	43	27	16
Net income (excluding gain on sale)	$102	$48	$54

The following table presents revenues in accordance with GAAP and includes both comparable and non-comparable hotels for the two years ended December 31, 2019 (in millions, except percentages):

	2019	2018	Change
Revenues:
Rooms	$3,431	$3,547	(3.3)%
Food and beverage	1,647	1,616	1.9
Other	391	361	8.3
Total revenues	$5,469	$5,524	(1.0)

Rooms. Total rooms revenues decreased $116 million, or 3.3%, in 2019. The net effect of our Property Transactions was a decrease in rooms revenues of $104 million, or 2.9%, in 2019. The decline in rooms revenues also reflects a decrease at our comparable hotels of $19 million, or 0.7%, in 2019, driven by a decline in occupancy.

Food and beverage. Total F&B revenues increased $31 million, or 1.9%, in 2019. For our comparable hotels, F&B revenues increased $22 million, or 1.7%, as banquet and audio/visual revenues increased 2.5% driven by improved revenue contribution per group room night. The net effect of our Property Transactions was an increase of $1 million, or 0.1%, in 2019.

Other revenues. Total other revenues increased $30 million, or 8.3%, in 2019. For our comparable hotels, other revenues increased $38 million, or 15.3%, primarily due to an increase in attrition and cancelation fees, resort and destination fees and golf and spa revenue. The net effect of our Property Transactions decreased other revenues $13 million, or 3.7%, in 2019.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels for the two years ended December 31, 2019 (in millions, except percentages):

	2019	2018	Change
Expenses:
Rooms	$873	$918	(4.9)%
Food and beverage	1,120	1,103	1.5
Other departmental and support expenses	1,295	1,302	(0.5)
Management fees	239	243	(1.6)
Other property-level expenses	365	387	(5.7)
Depreciation and amortization	676	944	(28.4)
Total property-level operating expenses	$4,568	$4,897	(6.7)

Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses, is wages and employee benefits, which comprise approximately 58% of these expenses in any year. During 2019, these expenses increased approximately 2.9% due to higher hourly wage rate and benefit cost increases. The increase in wages and benefits accelerated during the second half of the year, reflecting tight labor markets, a trend we expect to continue for 2020. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.

Rooms. Rooms expenses decreased $45 million, or 4.9%, during 2019. The net effect of our Property Transactions decreased rooms expenses by $43 million, or 4.6%. The decline in rooms expenses at our comparable properties of $4 million, or 0.7%, reflects the decrease in occupancy offset by higher wages and benefits expenses.

Food and beverage. The increase in F&B expenses of $17 million, or 1.5%, in 2019, reflects the year-over-year increase of $18 million, or 2.1%, in comparable F&B expenses and an increase of $5 million, or 5.5% of F&B expenses at our non-comparable renovation hotels. F&B wages and benefits growth was offset by improved productivity, costs of goods sold as a percent of revenues and controllable operating expenses. The net effect of our Property Transactions decreased F&B expenses by $7 million, or 0.6%.

Other departmental and support expenses. Other departmental and support expenses decreased $7 million, or 0.5% in 2019. On a comparable hotel basis, other departmental and support expenses increased $31 million, or 3.0%. The increase primarily reflects increases in wages and benefits costs. The net effect of our Property Transactions decreased other departmental expenses by $36 million, or 2.7%.

Management fees. Total management fees decreased $4 million, or 1.6%, in 2019. At our comparable hotels, base management fees, which are calculated as a percentage of total revenues, were flat. Incentive management fees, generally which are based on the amount of operating profit at each property after we receive a priority return on our investment, increased $1 million, or 1.0%, at our comparable hotels. The net effect of our Property Transactions decreased management fees by $7 million, or 1.9%.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $22 million, or 5.7%, in 2019. Other property-level expenses at our comparable hotels decreased $13 million, or 4.5%. The decrease reflects the receipt of operating profit guarantees from Marriott under the transformational capital program, in addition to benefits from synergies of the Marriott merger with Starwood Hotels. The net effect of our Property Transactions decreased other property-level expenses by $6 million, or 1.5%.

Depreciation and amortization. Depreciation and amortization expense decreased $268 million, or 28.4%, to $676 million, as a result of impairment expenses of $260 million recorded in 2018.

Other Income and Expenses

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2019	2018
General and administrative costs	$92	$90
Non-cash stock-based compensation expense	15	14
Total	$107	$104

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. In both 2019 and 2018, corporate and other expenses include costs associated with a significant transformation of our corporate information systems platform, the implementation of which was completed in the second quarter of 2019.

Gain on insurance and business interruption settlements. In 2019, we received $27 million of property insurance proceeds related to Hurricane Irma, that occurred in 2017, resulting in a gain of $4 million. In 2018, we received $7 million of business interruption insurance proceeds related to Hurricane Irma.

Interest income. Interest income increased $17 million, or 113.3%, in 2019 due to a higher cash balance throughout the year and an increase in interest rates.

Interest expense. Interest expense increased $46 million, or 26.1%, in 2019 as compared to 2018, due to prepayment premiums on the repayment of the Series Z and Series B Senior Notes and the accelerated recognition of interest expense associated with refinancing these senior notes and our credit facility. However, the increase was partially offset by a lower overall weighted average interest rate due to the refinancings. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2019	2018
Cash interest expense(1)	$159	$169
Cash incremental interest expense (1)(2)	1	—
Non-cash interest expense	6	7
Cash debt extinguishment costs(1)	50	—
Non-cash debt extinguishment costs	6	—
Total interest expense	$222	$176
___________

(1)

Total cash interest expense paid was $219 million and $171 million in 2019 and 2018, respectively, which includes an increase (decrease) due to the change in accrued interest of $9 million and $2 million for 2019 and 2018, respectively.

(2)	Incremental interest reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Other gains/(losses). The following table presents the gains recognized on the sale of assets and other (in millions):

	Year ended December 31,
	2019	2018
Atlanta Marriott Suites Midtown, Costa Mesa Marriott, Scottsdale Marriott at McDowell Mountains, and Scottsdale Marriott Old Town	$151	$—
The Westin Indianapolis	33	—
Courtyard Chicago Downtown/River North and Residence Inn Arlington Pentagon City	98	—
The Westin Mission Hills and Newport Beach Marriott Bayview	60	—
Euro JV	—	238
New York Marriott Marquis Retail	—	386
JW Marriott Hotel Mexico City	—	163
Key Bridge Marriott	—	119
Maui Timeshare land (1)	1	1
Other	(3)	(5)
	$340	$902
___________

(1)	Represents amortization of the previously deferred gain related to the land contributed to the Maui JV.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The 2019 income tax provision related to hotel operations at our TRS was approximately equal to the 2018 income tax provision related to hotel operations. The 2018 income tax provision also included approximately $109 million of Mexico corporate income tax related to the sale of the JW Marriott Mexico City hotel and U.S. and state corporate income tax on capital gains generated by certain of our 2018 dispositions.

Comparable Hotel Sales Overview

While management evaluates the performance of each individual hotel against its competitive set in a given market, we also evaluate our overall portfolio operating results by geographic location and by mix of business (i.e. transient, group or contract). As of December 31, 2019, 72 of our 80 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels.

2019 Compared to 2018

Comparable Hotel Sales by Location.

The following table sets forth performance information for our comparable hotels by location as of December 31, 2019 and 2018:

Comparable Hotels by Location in Constant US$(1)
	As of December 31, 2019		Year ended December 31, 2019				Year ended December 31, 2018
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	3	1,682	$375.46	88.2%	$331.08	$502.37	$361.68	90.3%	$326.71	$493.57	1.3%	1.8%
Jacksonville	1	446	372.94	73.5	274.07	613.80	364.02	74.0	269.32	601.08	1.8	2.1
New York	3	4,259	286.36	84.8	242.96	359.92	295.37	87.5	258.44	379.73	(6.0)	(5.2)
Phoenix	3	1,654	292.50	71.9	210.32	476.62	275.28	72.2	198.75	438.50	5.8	8.7
Washington, D.C. (CBD)	5	3,238	245.82	81.5	200.27	288.52	245.96	80.4	197.70	279.59	1.3	3.2
San Diego	3	3,288	249.41	79.4	198.02	360.49	247.94	82.4	204.31	353.53	(3.1)	2.0
Florida Gulf Coast	3	940	266.42	74.1	197.37	365.12	260.27	71.3	185.67	339.90	6.3	7.4
Los Angeles	4	1,726	228.14	86.5	197.26	294.81	228.36	87.8	200.45	296.47	(1.6)	(0.6)
Boston	3	2,715	237.24	81.7	193.83	268.74	239.17	81.3	194.41	263.15	(0.3)	2.1
San Francisco/San Jose	5	2,360	238.69	78.9	188.31	259.04	229.16	82.6	189.38	260.50	(0.6)	(0.6)
Philadelphia	2	810	217.01	85.7	185.91	305.37	209.57	85.0	178.20	298.53	4.3	2.3
Seattle	2	1,315	225.12	82.4	185.50	250.12	240.44	83.5	200.65	268.07	(7.6)	(6.7)
Chicago	4	1,816	207.67	76.2	158.19	222.83	213.77	78.4	167.70	228.22	(5.7)	(2.4)
Orange County	2	925	195.76	79.1	154.82	258.78	196.84	79.6	156.66	256.14	(1.2)	1.0
Atlanta	4	1,682	190.59	79.8	152.11	241.34	187.23	77.2	144.60	229.76	5.2	5.0
New Orleans	1	1,333	187.65	79.0	148.30	216.97	181.73	80.1	145.64	210.62	1.8	3.0
Northern Virginia	3	1,252	208.94	70.9	148.19	255.14	203.28	72.4	147.10	260.69	0.7	(2.1)
San Antonio	1	512	188.01	77.1	144.93	197.57	193.98	75.3	146.16	196.74	(0.8)	0.4
Miami	2	843	161.84	80.0	129.50	178.68	160.37	80.4	128.90	178.75	0.5	—
Houston	4	1,716	177.93	72.0	128.14	185.48	176.25	72.3	127.50	188.90	0.5	(1.8)
Denver	3	1,340	173.47	72.9	126.48	190.45	166.34	75.1	124.93	181.69	1.2	4.8
Orlando	1	2,004	184.12	67.9	125.02	302.71	184.98	70.4	130.17	297.31	(4.0)	1.8
Other	5	1,924	173.54	80.9	140.44	202.58	169.08	79.8	134.88	197.83	4.1	2.4
Domestic	67	39,780	235.37	79.2	186.42	296.89	234.34	80.2	187.93	294.25	(0.8)	0.9

International	5	1,499	153.01	70.9	108.44	160.74	152.76	66.2	101.19	151.91	7.2	5.8
All Locations - Constant US$	72	41,279	232.68	78.9	183.59	291.94	231.88	79.7	184.78	289.08	(0.6)	1.0

Comparable Hotels in Nominal US$
	As of December 31, 2019		Year ended December 31, 2019				Year ended December 31, 2018
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$153.01	70.9%	$108.44	$160.74	$158.60	66.2%	$105.06	$157.44	3.2%	2.1%
Domestic	67	39,780	235.37	79.2	186.42	296.89	234.34	80.2	187.93	294.25	(0.8)	0.9
All Locations	72	41,279	232.68	78.9	183.59	291.94	232.06	79.7	184.92	289.28	(0.7)	0.9

(1)	For a discussion of constant US$ and nominal US$ presentation, see “—Comparable Hotel Operating Statistics.”

Hotel Sales by Business Mix.

The majority of our customers fall into three broad categories:  transient, group and contract business. The information below is derived from business mix results from 72 comparable hotels for which 2019 and 2018 business mix information is available. In 2019, overall revenue results for our comparable hotels was driven by increases in transient and contract revenue, partially offset by a decrease in group revenue. Transient revenues increased 0.8% compared to the prior year, with room nights up 1.3% and average rate decreased 0.5% as properties attempted to replace the group volume loss through aggressive pricing. Business transient travel revenues for 2019 decreased 6.7% due to a 6.2% decrease in occupancy and a 0.6% decrease in average rate. Contract business revenues increased 1.9% for the year, reflecting an average rate increase of 5.2% while room nights sold decreased 3.1%. Group revenues decreased 3.3% as demand was down 4.3% driven by weaker citywide conventions and a decline in association business.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt, the issuance of OP units or the sale of hotels. Host Inc. is a REIT and its only significant asset is the ownership of general and limited partner interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from common and preferred stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase its stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of liquidity and capital resources as the discussion below applies to both Host Inc. and Host L.P.

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

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and Host L.P. limited partners and stock and OP unit repurchases. As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. We have no significant debt maturities until 2023.

Capital Resources. As of December 31, 2019, we had $1,573 million of cash and cash equivalents, $176 million in our FF&E escrow reserve and $1.5 billion of available capacity remaining under the revolver portion of the credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, pay dividends, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

If, at any time, we determine that market conditions are favorable, after considering our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes from time to time, taking advantage of favorable market conditions. In July 2019, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent that we do not identify appropriate investments, we may decide in the future to use available cash for other purposes, including share repurchases, subject to market conditions. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of our common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Two programs currently are in place relating to repurchases and/or sales of common stock. On May 25, 2018, we entered into a two-year distribution agreement with J.P. Morgan Securities LLC, BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Morgan Stanley & Co. LLC, as sales agents, through which we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. We may sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. No shares were sold during 2019 or 2018 and the program expires in May 2020. Additionally, in February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock, and on August 5, 2019, authorized an increase in the program to $1 billion. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. For details of our repurchases under this program, see “—Strategic Initiatives” above. No repurchases were made in 2018.

We continue to explore potential acquisitions and dispositions. We anticipate that any such future acquisitions will be funded primarily by proceeds from sales of hotels, but also potentially from equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt, available cash or advances under our credit facility. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase or that we will be successful in disposing of any one or more of our hotels. We may acquire additional hotels or dispose of hotels through various structures, including transactions involving single assets, portfolios, joint ventures, acquisitions of the securities or assets of other REITs or distributions of hotels to our stockholders.

Sources and Uses of Cash. In 2019, our primary sources of cash included cash from operations, proceeds from asset sales, and proceeds from the issuance of debt. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, debt repayments, repurchases of common stock and distributions to equity holders. We anticipate that our sources and uses of cash will be similar during 2020.

Cash Provided by Operations. Our cash provided by operations for 2019 decreased $50 million to $1,250 million compared to 2018 due primarily to the payments of 2018 U.S. federal and state corporate income tax in the first quarter of 2019 related to the gains generated by the sale of certain assets on which we elected to pay taxes rather than distribute to our stockholders.

Cash Provided by/Used in Investing Activities. Approximately $58 million of cash was provided by investing activities during 2019 compared to $100 million provided in 2018. In addition to the acquisition and disposition activity detailed in the charts below, we spent approximately $558 million on capital expenditures, compared to $474 million in 2018. This includes certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $12 million, $11 million and $8 million for 2019, 2018, and 2017, respectively.

The following tables summarize significant acquisitions, dispositions and return of investments in affiliates from January 1, 2018 through February 20, 2020 (in millions):

Transaction Date		Description of Transaction	Investment(1)
Acquisitions
February	2019	Acquisition of 1 Hotel South Beach	$(610)
March	2018	Acquisition of Portfolio of 3 Hyatt Hotels	(1,000)
		Total acquisitions	$(1,610)
___________

(1)

Effective January 1, 2018, we adopted Accounting Standards Update No. 2018-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. As a result, the acquisitions above were considered asset acquisitions and we capitalized $2 million of acquisition costs in 2019 and $17 million in 2018, which are not included in the above chart.

Transaction Date		Description of Transaction	Net Proceeds (1)	Sales Price
Dispositions/Return of Investment
January	2020	Proceeds from loan issued to Chicago Marriott Suites O'Hare purchaser(2)	$28	$—
October	2019	Disposition of Sheraton San Diego Hotel & Marina and Hyatt Regency Cambridge	296	297
August	2019	Disposition of Atlanta Marriott Suites Midtown, Costa Mesa Marriott, Scottsdale Marriott at McDowell Mountains, and Scottsdale Marriott Old Town	247	256
August	2019	Disposition of The Westin Indianapolis	116	120
August	2019	Disposition of Chicago Marriott Suites O'Hare(2)	7	39
July	2019	Disposition of Courtyard Chicago Downtown/River North and Residence Inn Arlington Pentagon City	141	150
June	2019	Disposition of Washington Dulles Airport Marriott	9	11
April and June	2019	Disposition of The Westin Mission Hills and Newport Beach Marriott Bayview	100	107
January	2019	Disposition of The Westin New York Grand Central	276	302
December	2018	Disposition of our approximate 33% interest in the Euro JV (3)	496	496
September	2018	Disposition of JW Marriott Hotel Mexico City (4)	180	183
September	2018	Disposition of New York Marriott Marquis Retail	429	442
September	2018	Disposition of W New York Union Square	159	171
May	2018	Disposition of W New York on Lexington Avenue	181	190
January	2018	Disposition of Key Bridge Marriott	181	190
		Total	$2,846
___________

(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)

In connection with the sale of the Chicago Marriott Suites O’Hare, we extended a $28 million bridge loan to the purchaser. The disposition proceeds shown are net of the bridge loan. The loan was repaid in January 2020.

(3)	Represents our portion of the gross asset value of the Euro JV of approximately €700 million ($800 million), net of debt, before payment of taxes.
(4)	In January 2019, we paid $66 million to the non-controlling partner of the JW Marriott Hotel Mexico City, representing its share of proceeds from the partnership, net of taxes.

Cash Used in Financing Activities. Net cash used in financing activities was $1,315 million for 2019, as compared to $748 million in 2018. Cash used in financing activities in 2019 primarily consisted of the repurchase of common stock, repayment of senior notes and our credit facility, including prepayment premiums, and dividend payments, while cash provided by financing activities included the issuance of the Series H Senior Notes. In 2018, cash used in financing activities primarily included repayments on our credit facility and dividend payments, while there was no cash provided by financing activities in 2018.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2018 through February 20, 2020 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
September	2019	Proceeds from the issuance of $650 million 3⅜% Series H senior notes	$640
		Total issuances	$640

The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2018 through February 20, 2020 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
October	2019	Redemption of $300 million of 6% Series Z senior notes	$(323)
October	2019	Redemption of $350 million of 5¼% Series B senior notes	(377)
September	2019	Net repayment on the revolver portion of credit facility	(56)
January - December	2018	Net repayment on the revolver portion of credit facility	(102)
		Total cash repayments	$(858)

Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2018 through February 20, 2020 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - February	2020	Repurchase of 7.5 million shares of Host Inc. common stock	$(127)
January	2020	Dividend payment (1)(2)	(178)
January - December	2019	Dividend payment (2)	(623)
May - December	2019	Repurchase of 27.8 million shares of Host Inc. common stock	(482)
January - December	2018	Dividend payments (2)	(629)
		Cash payments on equity transactions	$(2,039)
___________
(1)	Our dividend payment for the fourth quarter of 2019 was made in January 2020, but was accrued at December 31, 2019.
(2)	In connection with the dividend payments, Host L.P. made distributions of $180 million in 2020, $630 million in 2019 and $636 million in 2018 to its common unit holders.

Financial Condition

As of December 31, 2019, our total debt was approximately $3.8 billion, of which 74% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2019	2018
Series Z senior notes, with a rate of 6% due October 2021	$—	$299
Series B senior notes, with a rate of 5¼% due March 2022	—	348
Series C senior notes, with a rate of 4¾% due March 2023	447	447
Series D senior notes, with a rate of 3¾% due October 2023	398	398
Series E senior notes, with a rate of 4% due June 2025	497	497
Series F senior notes, with a rate of 4½% due February 2026	397	397
Series G senior notes, with a rate of 3⅞% due April 2024	397	396
Series H senior notes, with a rate of 3⅜% due December 2029	640	—
Total senior notes	2,776	2,782
Credit facility revolver(1)	(8)	51
Credit facility term loan due January 2024	498	499
Credit facility term loan due January 2025	499	499
Other debt, with an average interest rate of 5.6% and 8.8% at December 31, 2019 and 2018, respectively, maturing through February 2024	29	6
Total debt	$3,794	$3,837

_________

(1)	There were no outstanding credit facility borrowings at December 31, 2019. Amount shown represents deferred financing costs related to the credit facility revolver.

Aggregate debt maturities at December 31, 2019 are as follows (in millions):

	Senior notes
	and
	credit facility	Other debt	Total
2020	$—	$23	$23
2021	—	—	—
2022	—	—	—
2023	850	—	850
2024	900	5	905
Thereafter	2,050	—	2,050
	3,800	28	3,828
Deferred financing costs	(28)	—	(28)
Unamortized discounts, net	(7)	—	(7)
Finance lease obligations	—	1	1
	$3,765	$29	$3,794

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

Guarantees. Under the senior notes indentures, all Host L.P. subsidiaries which guarantee other Host L.P. debt are required to similarly guarantee debt issuances under the indenture. Currently, there are no such guarantees.

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

The Series D, E, F, G and H senior notes were issued after we attained an investment grade rating and have covenants customary for investment grade debt, primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends. These covenants are different than the covenants applicable to our prior series of senior notes issued before we attained our investment grade rating.

Under the terms of the Series D, E, F, G and H senior notes, Host L.P.’s ability to incur debt is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 1.5x by Host L.P. As calculated, this ratio excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on Host L.P.’s audited consolidated statement of operations. In addition, the calculation is based on Host L.P.’s pro forma results for the four prior fiscal quarters, giving effect to certain transactions, such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Other covenants limiting Host L.P.’s ability to incur debt include maintaining total debt of less than 65% of adjusted total assets (using undepreciated real estate book values), maintaining secured debt of less than 40% of adjusted total assets (using undepreciated real estate book values) and maintaining total unencumbered assets of at least 150% of the aggregate principal amount of outstanding unsecured debt of Host L.P. and its subsidiaries. So long as Host L.P. maintains the required level of interest coverage and satisfies these and other conditions in the senior notes indenture, it may incur additional debt.

We are in compliance with all of the financial covenants applicable to our Series D, E, F, G and H senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D, E, F, G and H senior notes and our actual credit ratios as of December 31, 2019:

	Actual Ratio		Covenant Requirement
Unencumbered assets test	529%		Minimum ratio of 150%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.9	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

Currently, our senior notes have an investment grade rating from Moody's, Standard & Poor's and Fitch Ratings. As a result, many of the restrictive covenants contained in the senior notes indenture and the supplemental indentures for our prior series of senior notes are not applicable, as they do not apply for so long as such series of notes maintain an investment grade rating from both Moody's and Standard & Poor's. The following primary covenants continue to apply to our Series C senior notes, which are our only remaining senior notes issued before we attained an investment grade rating:

•	restrict our ability to sell all or substantially all our assets or merge with or into other companies; and
•	require us to make an offer to repurchase the existing senior notes then currently outstanding upon the occurrence of a change of control.

If our senior notes no longer are rated investment grade by either or both of Moody's and Standard & Poor's, then the following covenants and other restrictions will be reinstated for our Series C senior notes (but will not apply to the Series D, E, F, G and H senior notes which have different covenants):

•

our ability to incur debt and make distributions will be subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-tointerest coverage ratio of at least 2.0x. We will be able to make distributions to enable Host Inc. to pay dividends on its preferred stock, if any, under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture applicable to our non-investment grade senior notes based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, and amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value. These amounts are included in interest expense on our audited consolidated statements of operations;

•

other covenants limiting our ability to incur debt and make distributions would include maintaining total debt of less than 65% of adjusted total assets (using undepreciated real estate book values), excluding intangible assets, and maintaining secured debt and subsidiary debt of less than 45% of adjusted total assets (using undepreciated real estate book values). So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture applicable to our existing senior notes, we may make preferred or common OP unit distributions and incur additional debt, including debt incurred in connection with an acquisition. Even if we are below the coverage levels otherwise required to incur debt and make distributions when our senior notes no longer are rated investment grade, we still will be permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $400 million of mortgage debt, which proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $150 million of other debt. We also will be permitted to make distributions of estimated taxable income that are necessary to maintain Host Inc.'s REIT status;

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

The following summarizes the actual credit ratios for our Series C senior notes as of December 31, 2019 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our senior notes no longer are rated investment grade by either of Moody’s or Standard & Poor’s. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture:

	Actual Ratio*		Covenant Requirement
Unencumbered assets test	529%		Minimum ratio of 125%
Total indebtedness to total assets	19%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	9.9	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F, Series G and Series H senior notes and our Series C senior notes, our actual ratios as reported can be slightly different.

Credit Facility. On August 1, 2019, we entered into the fifth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for the existing term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions.

The revolving credit facility has an initial scheduled maturity date of January 11, 2024, which date may be extended by up to a year by the exercise of up to two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties. One $500 million term loan tranche has an initial maturity date of January 11, 2024, which date may be extended up to a year by the exercise of one 1-year extension option, which is subject to certain conditions, including the payment of an extension fee; and the second $500 million term loan tranche has a maturity date of January 9, 2025, which date may not be extended.

Neither the revolving credit facility nor the term loans, as applicable, requires any scheduled amortization payments prior to maturity. The term loans are subject to the same terms and conditions as those in the credit facility regarding subsidiary guarantees, operational covenants, financial covenants and events of default (as discussed below).

Guarantees. Similar to our senior note indentures, the credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. debt to similarly guarantee obligations under the credit facility. Currently, there are no such guarantees.

Prepayments. Voluntary prepayments of revolver borrowings and term loans under the credit facility are permitted in whole or in part without premium or penalty, however the new credit facility removed the requirement under the prior agreement that loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to less than $10 billion if we do not reinvest the proceeds of those sales in new hotels.

Financial Covenants.  The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Thus, so long as there are no amounts outstanding thereunder and the term loans are repaid, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the revolver portion of the credit facility in the future if we ever were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish its fair value and non-cash interest expense, all of which are included in interest expense on our audited consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, pursuant to which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2019:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	1.6	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.7	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	10.1	x	Minimum ratio of 1.75x
___________
(1)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. The margin ranges from 77.5 to 145 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2019, we are able to borrow at a rate of LIBOR plus 90 basis points and pay a facility fee of 20 basis points. Interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 85 to 165 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2019, our applicable margin on LIBOR loans under both term loans is 100 basis points. Borrowings under our revolver and the $1 billion outstanding in term loans constitute our primary obligations denominated in LIBOR.  The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.  There currently is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.  As such, the potential effect of any such event on our cost of capital cannot yet be determined.  Our credit facility provides that in the event LIBOR no longer is published, we and Bank of America, N.A., as administrative agent, will amend the credit facility to provide for a comparable successor rate or, in the absence of an amendment, borrowings will be deemed converted to base rate borrowing at the higher of the federal funds rate plus ½ of 1% or the “prime rate” announced by Bank of America, N.A.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x, as currently is the case. At any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments, dividends and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture to the extent applicable, while our senior notes maintain an investment grade rating. Additionally, the credit facility’s restrictions on incurrence of debt and the payment of dividends and distributions generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to that incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT.

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

Mortgage Debt of Unconsolidated Partner Interests. We own non-controlling interests in joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these joint ventures attributable to us, based on our ownership percentage thereof, was $145 million at December 31, 2019. The debt of our unconsolidated joint ventures is non-recourse to us. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as on gains and losses on hotel sales. However, for 2018, we elected to pay U.S. federal and applicable state corporate income tax of approximately $77 million on capital gains generated by the sale of certain domestic and foreign assets rather than distribute the capital gain to our stockholders. Host Inc. paid a regular quarterly cash dividend of $0.20 per share and a special cash dividend of $0.05 per share on its common stock on January 15, 2020 to stockholders of record as of December 31, 2019. The $0.20 per share regular dividend represents Host Inc.’s intended regular quarterly cash dividend for the next several quarters, subject to Board of Directors approval. While Host Inc. intends to use available cash predominantly for acquisitions or other investments in its portfolio, to the extent that we do not identify appropriate investments, we may elect in the future, subject to market conditions, to use available cash for other purposes, such as common stock repurchases or to increase the amount of our dividends, which dividends could be in excess of taxable income. Any special dividend will be subject to approval by Host Inc.’s Board of Directors.

Funds used by Host Inc. to pay dividends are provided by distributions from Host L.P. As of December 31, 2019, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the limited partners for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), pursuant to which we have certain contingent liabilities and/or guarantees. Contingencies included on our balance sheet are discussed in Part II Item 8. “Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies.” As of December 31, 2019, we are party to the following material off-balance sheet arrangements:

Asia/Pacific Joint Venture. We have a 25% interest in an Asia/Pacific JV with RECO Hotels JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd. The agreement may be terminated by either partner at any time, which would trigger the liquidation of the joint venture. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditures budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for equity contributions to the Asia/Pacific JV has expired. Certain funding commitments remain, however, related to its existing investments in India.

As of December 31, 2019, the Asia/Pacific JV has invested approximately $107 million (of which our share is $27 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which it holds a 36% interest. This joint venture owns seven hotels and an office building in Delhi, Bangalore and Chennai, totaling approximately 1,720 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

Maui Joint Venture. We own a 67% interest in a joint venture with an affiliate of HV Global Group, a subsidiary of Marriott Vacations Worldwide Corporation, that owns a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa (the “Maui JV”). Our ownership is a non-controlling interest because of the significant economic rights held by the unaffiliated member, which also is the managing member. Since 2012, we have contributed approximately $87 million to the Maui JV, which includes the contribution of land valued at $36 million. During 2019, 2018 and 2017, the Maui JV recognized $37 million, $42 million and $54 million, respectively, of sales of timeshare units.

Hyatt Place Joint Venture. We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. The joint venture has a $60 million mortgage loan that is non-recourse to us. Due to the significant participating rights of our partner, we do not consolidate the joint venture in our financial statements. During 2019, we received approximately $2 million of distributions from the joint venture as the hotel generated excess cash from operations.

Harbor Beach Joint Venture. We own a 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has approximately $150 million of mortgage debt that is non-recourse to us. Due to the significant participating rights of our partner, we do not consolidate the joint venture in our financial statements. During 2019, we received approximately $9 million of distributions from the joint venture as the hotel generated excess cash from operations.

For additional discussion of each of our joint venture investments, see Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and finance leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2019 (in millions):

	Payments due by period
		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
Long-term debt obligations (1)	$4,597	$166	$284	$1,956	$2,191
Finance lease obligations	1	1	—	—	—
Operating lease obligations	1,773	39	76	72	1,586
Purchase obligations (2)	787	445	331	11	—
Other long-term liabilities reflected on the balance sheet (3)	12	4	3	—	5
Total	$7,170	$655	$694	$2,039	$3,782
___________

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been reflected based on the weighted average interest rate.
(2)	Our purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we can defer some of these expenditures into later years.
(3)	The amounts shown include deferred management fees, obligations to third-parties related to prior property transactions and the estimated amount of tax expense related to uncertain tax liabilities.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All our significant accounting policies are disclosed in the notes to our consolidated financial statements. For a detailed discussion of the following critical accounting policies that require us to exercise our business judgment or make significant estimates see “Item 8. Financial Statements and Supplementary Data - Note 1. Summary of Significant Accounting Policies”:

•	Asset Acquisitions and Business Combinations; and
•	Property and Equipment – Impairment testing.

Application of New Accounting Standards

On January 1, 2019, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 842, Leases, which affects aspects of accounting for lease agreements. Under the new standard, all leases pursuant to which we are the lessee, including operating leases, are recognized as lease assets and lease liabilities on the balance sheet. However, the adoption did not materially affect our audited statements of operations or statements of cash flows. For lease agreements in which we are the lessor, we have analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these rental revenues. Rooms revenues, which constitute the majority of our revenues, result from what are considered short term leases. Additionally, we earn rental revenues from retail and office leases at our properties, all of which are included in other revenues. We adopted the standard using the effective date transition method with a cumulative-effect adjustment in the period of adoption. The standard provided several optional practical expedients for use in transition. We elected to use what the

FASB has deemed the “package of practical expedients,” which allowed us to not reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs, and we elected to not reassess previous conclusions about land easements. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. Upon adoption, we recognized a right of use (“ROU”) asset and a related lease liability of $619 million and $628 million, respectively, with the prior year’s straight-line rent liability of $9 million reducing the ROU asset.

Our Customers

Our customers fall into three broad groups: transient business, group business and contract business. Similar to the majority of the lodging industry, we further categorize business within these broad groups based on characteristics they have in common as follows:

Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than trends in leisure demand. The four key subcategories of rates offered to the transient business group are:

•

Retail: This is the benchmark rate that a hotel publishes and offers to the public. It typically is the rate charged to travelers that do not have access to negotiated or discounted rates. It includes the “rack rate,” which typically is applied to rooms during high demand periods and is the highest rate category available. Retail room rates will fluctuate more freely depending on anticipated demand levels (e.g., seasonality and weekday vs. weekend stays).

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

Comparable Hotel Operating Statistics

To facilitate a year-to-year comparison of our operations, we present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance.

Because these statistics and operating results relate only to our hotels, they exclude results for our non-hotel properties and other real estate investments. We define our comparable hotels as those:

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the 1 Hotel South Beach in February 2019, therefore it is not included in our comparable hotel set. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 80 hotels that we owned on December 31, 2019, 72 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2019 are excluded from comparable hotel results for these periods:

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
•

San Antonio Marriott Rivercenter, removed in the second quarter of 2019 (business disruption due to renovations of guestrooms, conversion of public areas into meeting space, and an extensive repositioning of the lobby area); and

•	Minneapolis Marriott City Center, removed in the fourth quarter of 2019 (business disruption due to renovations of guestrooms, ballroom, meeting space, and redesign of the lobby).

The operating results of 18 hotels disposed of in 2019 and 2018 are not included in comparable hotel results for the periods presented herein.

2020 Comparable Hotel Definition Change

Effective January 1, 2020, we will adjust our definition of comparable hotels to include recent acquisitions on a pro forma basis assuming they have comparable operating environments. Operating results for acquisitions in the current and prior year will be reflected for full calendar years, to include results for periods prior to our ownership. We believe this will provide investors a better understanding of underlying growth trends for our current portfolio. As a result, the 1 Hotel South Beach is expected to be included in the comparable hotel set for the year ended December 31, 2020. Additionally, the following hotels are expected to be excluded from the comparable hotel set for the year ended December 31, 2020, due to large-scale capital projects occurring during the comparable periods reported: the San Francisco Marriott Marquis, the San Antonio Marriott Rivercenter, the Minneapolis Marriott City Center, the New York Marriott Marquis, the Hyatt Regency Maui Resort & Spa and the JW Marriott Atlanta Buckhead. We will also exclude any hotels sold during 2020.

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

Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and NAREIT FFO and Adjusted FFO include adjustments for non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in seven domestic and international partnerships that own a total of 10 hotels and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host LP held by unaffiliated limited partners and a 15% interest held by an unaffiliated limited partner in one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic consequences of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Year ended December 31,
	2019	2018
Net income	$932	$1,151
Interest expense	222	176
Depreciation and amortization	662	684
Income taxes	30	150
EBITDA	1,846	2,161
Gain on dispositions (1)	(334)	(903)
Non-cash impairment expense	14	260
Equity investment adjustments:
Equity in earnings of Euro JV (2)	—	(14)
Equity in earnings of affiliates other than Euro JV	(14)	(16)
Pro rata EBITDAre of Euro JV (2)	—	45
Pro rata EBITDAre of equity investments other than Euro JV	26	29
EBITDAre	1,538	1,562
Adjustments to EBITDAre:
Gain on property insurance settlement	(4)	—
Adjusted EBITDAre	$1,534	$1,562
___________

(1)	Reflects the sale of 14 hotels in 2019 and four hotels, the New York Marriott Marquis Retail and the European Joint Venture in 2018.
(2)	Represents our share of earnings from our Euro JV. Our approximate one-third non-controlling interest was sold on December 21, 2018.

FFO Measures

We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. Effective January 1, 2019, we adopted NAREIT’s definition of FFO included in NAREIT’s Funds From Operations White Paper – 2018 Restatement. The adoption did not result in a change in the way we calculate NAREIT FFO. NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding depreciation and amortization related to certain real estate assets, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and investments and adjustments for consolidated partially-owned entities and unconsolidated affiliates. Adjustments for consolidated partially-owned entities and unconsolidated affiliates are calculated to reflect our pro rata share of the FFO of those entities on the same basis.

We believe that NAREIT FFO per diluted share is a useful supplemental measure of our operating performance and that the presentation of NAREIT FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization, impairment expense and gains and losses from sales of depreciable real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe such measures can facilitate comparisons of operating performance between periods and with other REITs, even though NAREIT FFO per diluted share does not represent an amount that accrues directly to holders of our common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its Funds From Operations White Paper – 2018 Restatement, the primary purpose for including FFO as a supplemental measure of operating performance of a REIT is to address the artificial nature of historical cost depreciation and amortization of real estate and real estate-related assets mandated by GAAP. For these reasons, NAREIT adopted the FFO metric in order to promote a uniform industry-wide measure of REIT operating performance.

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. The last such adjustment was in 2017. Because of the reduction of corporate income tax rates from 35% to 21% caused by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and increase the provision for income taxes by approximately $11 million.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Year ended December 31,
	2019	2018
Net income	$932	$1,151
Less: Net income attributable to non-controlling interests	(12)	(64)
Net income attributable to Host Inc.	920	1,087
Adjustments:
Gain on dispositions (1)	(334)	(903)
Tax on dispositions	(6)	113
Gain on property insurance settlement	(4)	—
Depreciation and amortization	657	680
Non-cash impairment expense	6	260
Equity investment adjustments:
Equity in earnings of affiliates	(14)	(30)
Pro rata FFO of equity investments	20	53
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	50
FFO adjustments for non-controlling interests of Host L.P.	(3)	(2)
NAREIT FFO	1,242	1,308
Adjustments to NAREIT FFO:
Loss on debt extinguishment	57	—
Loss attributable to non-controlling interests	(1)	—
Adjusted FFO	$1,298	$1,308

For calculation on a per share basis (2):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	731.1	740.6
Diluted earnings per common share	$1.26	$1.47
NAREIT FFO per diluted share	$1.70	$1.77
Adjusted FFO per diluted share	$1.78	$1.77
___________

(1)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(2)

Earnings per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling limited partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profits and EBITDA (and the related margins) on a comparable hotel, or “same store,” basis as supplemental information for investors. Our comparable hotel results present operating results for hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during these periods. We present comparable hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our comparable properties after removing the impact of our capital structure (primarily interest expense) and its asset base (primarily depreciation and amortization). Other corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our comparable hotels. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient by themselves.

Because of the elimination of corporate-level costs and expenses, gains or losses on dispositions and depreciation and amortization, the comparable hotel operating results we present do not represent our total revenues, expenses, operating profits or net income and should not be used to evaluate the performance of our company as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our audited consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. These measures assist management and investors with the determination of whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at comparable hotels (which represent the vast majority of our portfolio) or from other factors, such as the effect of acquisitions or dispositions. While management believes that presentation of comparable hotel results is a “same store” supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of these hotels, as these decisions are based on data for individual hotels and are not based on comparable hotel results. For these reasons, we believe that comparable hotel operating results, when combined with the presentation of GAAP operating profits, revenues and expenses, provide useful information to investors and management.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2019	2018
Number of hotels	72	72
Number of rooms	41,279	41,279
Change in comparable hotel Total RevPAR -
Constant US$	1.0%	—
Nominal US$	0.9%	—
Change in comparable hotel RevPAR -
Constant US$	(0.6)%	—
Nominal US$	(0.7)%	—
Operating profit margin (1)	14.6%	9.6%
Comparable hotel EBITDA margin (1)	29.0%	29.05%
Food and beverage profit margin (1)	32.0%	31.7%
Comparable hotel food and beverage profit margin (1)	33.2%	33.5%

Net income	$932	$1,151
Depreciation and amortization	676	944
Interest expense	222	176
Provision for income taxes	30	150
Gain on sale of property and corporate level income/expense	(278)	(843)
Non-comparable hotel results, net (2)	(307)	(312)
Comparable hotel EBITDA	$1,275	$1,266

	Year ended December 31, 2019				Year ended December 31, 2018
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Non-comparable hotel results, net (2)	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$3,431	$(666)	$—	$2,765	$3,547	$(763)	$—	$2,784
Food and beverage	1,647	(304)	—	1,343	1,616	(295)	—	1,321
Other	391	(102)	—	289	361	(110)	—	251
Total revenues	5,469	(1,072)	—	4,397	5,524	(1,168)	—	4,356
Expenses
Room	873	(172)	—	701	918	(213)	—	705
Food and beverage	1,120	(223)	—	897	1,103	(224)	—	879
Other	1,899	(375)	—	1,524	1,932	(426)	—	1,506
Depreciation and amortization	676	—	(676)	—	944	—	(944)	—
Corporate and other expenses	107	—	(107)	—	104	—	(104)	—
Gain on insurance and business interruption settlements	(5)	5	—	—	(7)	7	—	—
Total expenses	4,670	(765)	(783)	3,122	4,994	(856)	(1,048)	3,090
Operating Profit - Comparable Hotel EBITDA	$799	$(307)	$783	$1,275	$530	$(312)	$1,048	$1,266
___________

(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above table.

(2)

Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels and sold hotels, which operations are included in our consolidated statements of operations as continuing operations, (ii) gains on insurance settlements and business interruption proceeds, and (iii) the results of our leased office buildings and other non-hotel income.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks. As of February 20, 2020, we do not have any interest rate derivatives outstanding.

The interest payments on 74% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $10 million in 2020. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
								Fair
	2020	2021	2022	2023	2024	Thereafter	Total	Value
Liabilities
Debt:
Fixed rate (1)	$20	$(4)	$(4)	$847	$402	$1,544	$2,805	$2,981
Average interest rate	4.1%	4.1%	4.1%	4.0%	4.0%	4.0%

Variable rate (1)	$(3)	$(3)	$(3)	$(2)	$500	$500	$989	$1,000
Average interest rate (2)	2.8%	2.8%	2.8%	2.8%	2.8%	2.8%
Total debt							$3,794	$3,981

(1)

The amounts are net of unamortized discounts and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.

(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2019. No adjustments are made for forecast changes in the rate.

Exchange Rate Sensitivity

We have currency exchange risk because of our hotel ownership in Brazil and Canada and our minority investment in a joint venture in India. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, or (iii) investing through partnership and joint venture structures. For 2019 and 2018, revenues from our consolidated foreign operations were $88 million and $107 million, respectively, or approximately 2% of our total revenues in both years. Over the past few years, we have strategically exited international markets, including the disposition of one hotel in Mexico in 2018 and one hotel in Australia in 2017. Additionally, in 2018, we sold our approximate 33% interest in the European joint venture. As a result, our prospective foreign currency exchange risk will have a minimal impact on our results of operations.

During 2019, upon the maturity of a foreign currency forward sale contract with a notional amount of CAD25 million ($19 million), for which we received immaterial proceeds, we entered into a new foreign currency forward sale contract with a notional amount of CAD25 million ($19 million) that matures in May 2020. Also in 2019, we entered into two additional foreign currency forward purchase contracts, each with a notional amount of CAD37.1 million ($28 million), maturing in March 2020. A portion of these derivatives have been designated as hedges of the foreign currency exposure of a net investment in a foreign operation, while the remaining notional amount serves as a natural hedge of intercompany loans. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. The contracts are required to be measured at fair value on a recurring basis using significant other observable inputs. As of December 31, 2019, the fair value of these contracts was not material. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss) for contracts designated as a hedge of a net investment in a foreign operation, and through net income for contracts acting as a natural hedge of intercompany loans. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. Also during 2019, we repaid $56 million outstanding under our credit facility, a portion of which was previously designated as a hedge of our net investments in foreign operations.

Item 8.      Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosure to which they relate.

Evaluation of the fair value of land acquired in a real estate asset acquisition

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company acquired the 1 Hotel South Beach for approximately $610 million during the year ended December 31, 2019. The hotel is a part of a mixed-use complex in Miami, Florida. The Company determined the acquisition to be an asset acquisition, and allocated the transaction price to the individual assets acquired based on their relative fair values as of the acquisition date.

We identified the evaluation of the fair value of land acquired in the real estate asset acquisition as a critical audit matter. Key assumptions included the share of land used by the hotel in the mixed-use complex, as well as the weighting of comparable market sales transactions. Because of the subjective auditor judgment involved, specialized skills and knowledge were required to evaluate the Company’s determination of the fair value of land acquired in the real estate asset acquisition.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s acquisition process, including controls over the determination of the fair value of land acquired. These included controls related to the identification of the population of comparable market sales transactions and weighting of such transactions as well as the evaluation of the share of the land used by the hotel in the mixed-use complex. We involved valuation professionals with specialized skills and knowledge who assisted in (1) independently obtaining third-party evidence of comparable market sales transactions from industry sources, including information about the transaction prices and features of the comparable market sales transactions; (2) evaluating the weighting of comparable market sales transactions based on the characteristics of such transactions; and (3) evaluating the share of the land used by the hotel in the mixed-use complex by considering the features of the property as well as evaluating the method used by the Company in comparison with industry practices.

Evaluation of indicators of potential hotel property impairment

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2019, was $9,660 million, or 79% of total assets. The Company analyzes its portfolio of property and equipment, primarily comprised of hotel properties, when events or changes in circumstances occur that indicate the carrying value may not be recoverable.

We identified the evaluation of indicators of potential hotel property impairment as a critical audit matter. Key assumptions used by the Company include future cash flows of its hotel properties and the Company’s intent and ability to hold its hotel properties for a period that recovers their carrying value. A significant change to these assumptions could impact the Company’s determination of the recoverability of the carrying value of its hotel properties. The evaluation of these assumptions required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the impairment process, including controls over the identification and evaluation of events or changes in circumstances that indicate the carrying value of a hotel property may not be recoverable. We also tested certain internal controls related to the Company’s assessment of its intent and ability to hold its hotel properties for a period that recovers their carrying value. We compared the future cash flows used by the Company in its evaluation of indicators of potential hotel property impairment to historical hotel property results to evaluate the potential of a decrease in such cash flows that indicates the carrying value of a hotel property may not be recoverable. We examined documents to assess the Company’s plans to dispose of hotel properties. We inquired of the Company and obtained written representations regarding status of potential plans to dispose of hotel properties. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities. We inspected listings of hotel properties for sale in order to identify information regarding potential sales of the Company’s hotel properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

McLean, Virginia

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of Host Hotels & Resorts, L.P. and Board of Directors of Host Hotels & Resorts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations , comprehensive income (loss), capital, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Partnership has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the fair value of land acquired in a real estate asset acquisition

As discussed in Notes 1 and 12 to the consolidated financial statements, the Partnership acquired the 1 Hotel South Beach for approximately $610 million during the year ended December 31, 2019. The hotel is a part of a mixed-use complex in Miami, Florida. The Partnership determined the acquisition to be an asset acquisition, and allocated the transaction price to the individual assets acquired based on their relative fair values as of the acquisition date.

We identified the evaluation of the fair value of land acquired in the real estate asset acquisition as a critical audit matter. Key assumptions included the share of land used by the hotel in the mixed-use complex, as well as the weighting of comparable market sales transactions. Because of the subjective auditor judgment involved, specialized skills and knowledge were required to evaluate the Partnership’s determination of the fair value of land acquired in the real estate asset acquisition.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Partnership’s acquisition process, including controls over the determination of the fair value of land acquired. These included controls related to the identification of the population of comparable market sales transactions and weighting of such transactions as well as the evaluation of the share of the land used by the hotel in the mixed-use complex. We involved valuation professionals with specialized skills and knowledge who assisted in (1) independently obtaining third-party evidence of comparable market sales transactions from industry sources, including information about the transaction prices and features of the comparable market sales transactions; (2) evaluating the weighting of comparable market sales transactions based on the characteristics of such transactions; and (3) evaluating the share of the land used by the hotel in the mixed-use complex by considering the features of the property as well as evaluating the method used by the Partnership in comparison with industry practices.

Evaluation of indicators of potential hotel property impairment

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2019, was $9,660 million, or 79% of total assets. The Partnership analyzes its portfolio of property and equipment, primarily comprised of hotel properties, when events or changes in circumstances occur that indicate the carrying value may not be recoverable.

We identified the evaluation of indicators of potential hotel property impairment as a critical audit matter. Key assumptions used by the Partnership include future cash flows of its hotel properties and the Partnership’s intent and ability to hold its hotel properties for a period that recovers their carrying value. A significant change to these assumptions could impact the Partnership’s determination of the recoverability of the carrying value of its hotel properties. The evaluation of these assumptions required a high degree of auditor judgment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the impairment process, including controls over the identification and evaluation of events or changes in circumstances that indicate the carrying value of a hotel property may not be recoverable. We also tested certain internal controls related to the Partnership’s assessment of its intent and ability to hold its hotel properties for a period that recovers their carrying value. We compared the future cash flows used by the Partnership in its evaluation of indicators of potential hotel property impairment to historical hotel property results to evaluate the potential of a decrease in such cash flows that indicates the carrying value of a hotel property may not be recoverable. We examined documents to assess the Partnership’s plans to dispose of hotel properties. We inquired of the Partnership and obtained written representations regarding status of potential plans to dispose of hotel properties. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities. We inspected listings of hotel properties for sale in order to identify information regarding potential sales of the Partnership’s hotel properties.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

McLean, Virginia

February 25, 2020

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(in millions, except per share amounts)

	December 31, 2019	December 31, 2018

ASSETS
Property and equipment, net	$9,671	$9,760
Right-of-use assets	595	—
Assets held for sale	—	281
Due from managers	63	71
Advances to and investments in affiliates	56	48
Furniture, fixtures and equipment replacement fund	176	213
Other	171	175
Cash and cash equivalents	1,573	1,542
Total assets	$12,305	$12,090

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,776	$2,782
Credit facility, including term loans of $997 and $998, respectively	989	1,049
Other debt	29	6
Total debt	3,794	3,837
Lease liabilities	606	—
Accounts payable and accrued expenses	263	293
Other	175	266
Total liabilities	4,838	4,396

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	142	128

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 713.4 million shares and 740.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,675	8,156
Accumulated other comprehensive loss	(56)	(59)
Deficit	(307)	(610)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,319	7,494
Non-redeemable non-controlling interests—other consolidated partnerships	6	72
Total equity	7,325	7,566
Total liabilities, non-controlling interests and equity	$12,305	$12,090

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019, 2018 and 2017

(in millions, except per common share amounts)

	2019	2018	2017
REVENUES
Rooms	$3,431	$3,547	$3,490
Food and beverage	1,647	1,616	1,561
Other	391	361	336
Total revenues	5,469	5,524	5,387
EXPENSES
Rooms	873	918	899
Food and beverage	1,120	1,103	1,071
Other departmental and support expenses	1,295	1,302	1,273
Management fees	239	243	239
Other property-level expenses	365	387	394
Depreciation and amortization	676	944	751
Corporate and other expenses	107	104	98
Gain on insurance and business interruption settlements	(5)	(7)	(14)
Total operating costs and expenses	4,670	4,994	4,711
OPERATING PROFIT	799	530	676
Interest income	32	15	6
Interest expense	(222)	(176)	(167)
Other gains/(losses)	340	902	108
Loss on foreign currency transactions and derivatives	(1)	—	(2)
Equity in earnings of affiliates	14	30	30
INCOME BEFORE INCOME TAXES	962	1,301	651
Provision for income taxes	(30)	(150)	(80)
NET INCOME	932	1,151	571
Less: Net income attributable to non-controlling interests	(12)	(64)	(7)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$920	$1,087	$564
Basic earnings per common share	$1.26	$1.47	$.76
Diluted earnings per common share	$1.26	$1.47	$.76

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2019, 2018 and 2017

(in millions)

	2019	2018	2017
NET INCOME	$932	$1,151	$571
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	(13)	23
Change in fair value of derivative instruments	(1)	1	(14)
Amounts reclassified from other comprehensive income	4	13	14
OTHER COMPREHENSIVE INCOME, NET OF TAX	3	1	23
COMPREHENSIVE INCOME	935	1,152	594
Less: Comprehensive income attributable to non-controlling interests	(12)	(65)	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$923	$1,087	$586

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2019, 2018 and 2017

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Total Equity	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
737.8	Balance, December 31, 2016	$7	$8,077	$(83)	$(1,007)	$39	$7,033	$165
—	Net income	—	—	—	564	—	564	7
—	Other changes in ownership	—	(8)	—	—	4	(4)	8
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	23	—	1	24	—
—	Change in fair value of derivative instruments	—	—	(14)	—	—	(14)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	14	—	—	14	—
0.5	Common stock issuances	—	9	—	—	—	9	—
0.5	Comprehensive stock and employee stock purchase plans	—	13	—	—	—	13	—
—	Common stock dividends	—	—	—	(628)	—	(628)	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	6	(6)
—	Distributions to non-controlling interests	—	—	—	—	(15)	(15)	(7)
739.1	Balance, December 31, 2017	$7	$8,097	$(60)	$(1,071)	$29	$7,002	$167
—	Net income	—	—	—	1,087	52	1,139	12
—	Other changes in ownership	—	30	—	—	(9)	21	(29)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(13)	—	1	(12)	—
—	Change in fair value of derivative instruments	—	—	1	—	—	1	—
—	Amounts reclassified from Other Comprehensive Income	—	—	13	—	—	13	—
0.2	Common stock issuances	—	3	—	—	—	3	—
0.4	Comprehensive stock and employee stock purchase plans	—	11	—	—	—	11	—
—	Common stock dividends	—	—	—	(630)	—	(630)	—
0.7	Redemptions of limited partner interests for common stock	—	15	—	—	—	15	(15)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(7)
—	Cumulative effect of accounting change	—	—	—	4	—	4	—
740.4	Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$7,566	$128
—	Net income	—	—	—	920	2	922	10
—	Other changes in ownership	—	(11)	—	—	1	(10)	13
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	4	—	—	4	—
0.6	Comprehensive stock and employee stock purchase plans	—	10	—	—	—	10	—
—	Common stock dividends	—	—	—	(617)	—	(617)	—
0.2	Redemptions of limited partner interests for common stock	—	2	—	—	—	2	(2)
—	Distributions to non-controlling interests	—	—	—	—	(69)	(69)	(7)
(27.8)	Repurchase of common stock	—	(482)	—	—	—	(482)	—
713.4	Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

(in millions)

	2019	2018	2017
OPERATING ACTIVITIES
Net income	$932	$1,151	$571
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	676	944	751
Amortization of finance costs, discounts and premiums, net	6	7	7
Loss on extinguishment of debt	56	—	—
Stock compensation expense	15	14	11
Deferred income taxes	7	4	38
Other gains	(340)	(902)	(108)
Loss on foreign currency transactions and derivatives	1	—	2
Gain on property insurance settlement	(4)	—	(1)
Equity in earnings of affiliates	(14)	(30)	(30)
Change in due from managers	3	13	(27)
Distributions from investments in affiliates	11	58	40
Changes in other assets	7	(5)	(18)
Changes in other liabilities	(106)	46	(6)
Net cash provided by operating activities	1,250	1,300	1,230

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,192	1,605	481
Return of investments in affiliates	1	1	13
Advances to and investments in affiliates	(6)	(7)	(30)
Acquisitions	(602)	(1,025)	(468)
Capital expenditures:
Renewals and replacements	(222)	(274)	(205)
Return on investment	(336)	(200)	(72)
Property insurance proceeds	31	—	14
Net cash provided by (used in) investing activities	58	100	(267)

FINANCING ACTIVITIES
Financing costs	(17)	—	(9)
Issuances of debt	645	—	404
Draws on credit facility	—	360	340
Repayment of credit facility	(56)	(462)	(395)
Repurchase/redemption of senior notes	(650)	—	—
Mortgage debt and other prepayments and scheduled maturities	—	(1)	(69)
Debt extinguishment costs	(50)	—	—
Common stock repurchase	(482)	—	—
Dividends on common stock	(623)	(629)	(628)
Distributions and payments to non-controlling interests	(75)	(8)	(49)
Other financing activities	(7)	(8)	4
Net cash used in financing activities	(1,315)	(748)	(402)
Effects of exchange rate changes on cash held	1	(5)	4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6)	647	565
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,756	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,750	$1,756	$1,109

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2019, 2018 and 2017

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2019	2018	2017
Cash and cash equivalents	$1,573	$1,542	$913
Restricted cash (included in other assets)	1	1	1
Cash included in furniture, fixtures and equipment replacement fund	176	213	195
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$1,750	$1,756	$1,109

Supplemental schedule of noncash investing and financing activities:

During 2019, 2018 and 2017, Host Inc. issued approximately 0.2 million, 0.7 million and 0.3 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $2 million, $15 million and $6 million, respectively.

Non-cash consideration for the acquisition of the 1 Hotel South Beach in 2019 included the issuance of $23 million of preferred Host L.P. OP units and $3 million of common Host L.P. OP units.

In connection with the sale of the Chicago Marriott Suites O’Hare in 2019, we extended a $28 million bridge loan to the purchaser. The proceeds received from the sale are net of this loan.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(in millions)

	December 31, 2019	December 31, 2018

ASSETS
Property and equipment, net	$9,671	$9,760
Right-of-use assets	595	—
Assets held for sale	—	281
Due from managers	63	71
Advances to and investments in affiliates	56	48
Furniture, fixtures and equipment replacement fund	176	213
Other	171	175
Cash and cash equivalents	1,573	1,542
Total assets	$12,305	$12,090

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,776	$2,782
Credit facility, including term loans of $997 and $998, respectively	989	1,049
Other	29	6
Total debt	3,794	3,837
Lease liabilities	606	—
Accounts payable and accrued expenses	263	293
Other	175	266
Total liabilities	4,838	4,396

Limited partnership interests of third parties	142	128

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,374	7,552
Accumulated other comprehensive loss	(56)	(59)
Total Host Hotels & Resorts, L.P. capital	7,319	7,494
Non-controlling interests—consolidated partnerships	6	72
Total capital	7,325	7,566
Total liabilities, limited partnership interest of third parties and capital	$12,305	$12,090

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019, 2018 and 2017

(in millions, except per common unit amounts)

	2019	2018	2017
REVENUES
Rooms	$3,431	$3,547	$3,490
Food and beverage	1,647	1,616	1,561
Other	391	361	336
Total revenues	5,469	5,524	5,387
EXPENSES
Rooms	873	918	899
Food and beverage	1,120	1,103	1,071
Other departmental and support expenses	1,295	1,302	1,273
Management fees	239	243	239
Other property-level expenses	365	387	394
Depreciation and amortization	676	944	751
Corporate and other expenses	107	104	98
Gain on insurance and business interruption settlements	(5)	(7)	(14)
Total operating costs and expenses	4,670	4,994	4,711
OPERATING PROFIT	799	530	676
Interest income	32	15	6
Interest expense	(222)	(176)	(167)
Other gains/(losses)	340	902	108
Loss on foreign currency transactions and derivatives	(1)	—	(2)
Equity in earnings of affiliates	14	30	30
INCOME BEFORE INCOME TAXES	962	1,301	651
Provision for income taxes	(30)	(150)	(80)
NET INCOME	932	1,151	571
Less: Net income attributable to non-controlling interests	(2)	(52)	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$930	$1,099	$571
Basic earnings per common unit	$1.29	$1.50	$.78
Diluted earnings per common unit	$1.29	$1.50	$.78

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2019, 2018 and 2017

(in millions)

	2019	2018	2017
NET INCOME	$932	$1,151	$571
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	(13)	23
Change in fair value of derivative instruments	(1)	1	(14)
Amounts reclassified from other comprehensive income	4	13	14
OTHER COMPREHENSIVE INCOME, NET OF TAX	3	1	23
COMPREHENSIVE INCOME	935	1,152	594
Less: Comprehensive (income) loss attributable to non- controlling interests	(2)	(53)	1
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$933	$1,099	$595

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2019, 2018 and 2017

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Total Capital	Limited Partnership Interests of Third Parties
722.2	Balance, December 31, 2016	$1	$7,076	$(83)	$39	$7,033	$165
—	Net income	—	564	—	—	564	7
—	Other changes in ownership	—	(8)	—	4	(4)	8
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	23	1	24	—
—	Change in fair value of derivative instruments	—	—	(14)	—	(14)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	14	—	14	—
0.5	Common OP unit issuances	—	9	—	—	9	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	13	—	—	13	—
—	Distributions on common OP units	—	(628)	—	—	(628)	(7)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	6	(6)
—	Distributions to non-controlling interests	—	—	—	(15)	(15)	—
—	Repurchase of common OP units	—	—	—	—	—	—
723.5	Balance, December 31, 2017	$1	$7,032	$(60)	$29	$7,002	$167
—	Net income	—	1,087	—	52	1,139	12
—	Other changes in ownership	—	30	—	(9)	21	(29)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(13)	1	(12)	—
—	Change in fair value of derivative instruments	—	—	1	—	1	—
—	Amounts reclassified from Other Comprehensive Income	—	—	13	—	13	—
0.2	Common OP unit issuances	—	3	—	—	3	—
0.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	11	—	—	11	—
—	Distributions on common OP units	—	(630)	—	—	(630)	(7)
0.7	Redemptions of limited partner interests for common stock	—	15	—	—	15	(15)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
—	Cumulative effect of accounting change	—	4	—	—	4	—
724.8	Balance, December 31, 2018	$1	$7,552	$(59)	$72	$7,566	$128
—	Net income	—	920	—	2	922	10
—	Other changes in ownership	—	(11)	—	1	(10)	13
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	4	—	4	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	10	—	—	10	—
—	Distributions on common OP units	—	(617)	—	—	(617)	(7)
0.2	Redemptions of limited partner interests for common stock	—	2	—	—	2	(2)
—	Distributions to non-controlling interests	—	—	—	(69)	(69)	—
—	Cumulative effect of accounting change	—	—	—	—	—	—
(27.2)	Repurchase of common OP units	—	(482)	—	—	(482)	—
698.3	Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

(in millions)

	2019	2018	2017
OPERATING ACTIVITIES
Net income	$932	$1,151	$571
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	676	944	751
Amortization of finance costs, discounts and premiums, net	6	7	7
Loss on extinguishment of debt	56	—	—
Stock compensation expense	15	14	11
Deferred income taxes	7	4	38
Other gains	(340)	(902)	(108)
Loss on foreign currency transactions and derivatives	1	—	2
Gain on property insurance settlement	(4)	—	(1)
Equity in earnings of affiliates	(14)	(30)	(30)
Change in due from managers	3	13	(27)
Distributions from investments in affiliates	11	58	40
Changes in other assets	7	(5)	(18)
Changes in other liabilities	(106)	46	(6)
Net cash provided by operating activities	1,250	1,300	1,230

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,192	1,605	481
Return of investments in affiliates	1	1	13
Advances to and investments in affiliates	(6)	(7)	(30)
Acquisitions	(602)	(1,025)	(468)
Capital expenditures:
Renewals and replacements	(222)	(274)	(205)
Return on investment	(336)	(200)	(72)
Property insurance proceeds	31	—	14
Net cash provided by (used in) investing activities	58	100	(267)

FINANCING ACTIVITIES
Financing costs	(17)	—	(9)
Issuances of debt	645	—	404
Draws on credit facility	—	360	340
Repayment of credit facility	(56)	(462)	(395)
Repurchase/redemption of senior notes	(650)	—	—
Mortgage debt and other prepayments and scheduled maturities	—	(1)	(69)
Debt extinguishment costs	(50)	—	—
Repurchase of common OP units	(482)	—	—
Distributions on common OP units	(630)	(636)	(635)
Distributions and payments to non-controlling interests	(68)	(1)	(42)
Other financing activities	(7)	(8)	4
Net cash used in financing activities	(1,315)	(748)	(402)
Effects of exchange rate changes on cash held	1	(5)	4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(6)	647	565
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,756	1,109	544
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$1,750	$1,756	$1,109

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2019, 2018 and 2017

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2019	2018	2017
Cash and cash equivalents	$1,573	$1,542	$913
Restricted cash (included in other assets)	1	1	1
Cash included in furniture, fixtures and equipment replacement fund	176	213	195
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$1,750	$1,756	$1,109

Supplemental schedule of noncash investing and financing activities:

During 2019, 2018 and 2017, non-controlling partners converted common operating partnership units (“OP units”) valued at $2 million, $15 million and $6 million, respectively, in exchange for 0.2 million, 0.7 million and 0.3 million shares, respectively, of Host Inc. common stock.

Non-cash consideration for the acquisition of the 1 Hotel South Beach in 2019 included the issuance of $23 million of preferred Host L.P. OP units and $3 million of common Host L.P. OP units.

In connection with the sale of the Chicago Marriott Suites O’Hare in 2019, we extended a $28 million bridge loan to the purchaser. The proceeds received from the sale are net of this loan.

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

Consolidated Portfolio

As of December 31, 2019, the hotels in our consolidated portfolio are in the following countries:

Hotels
United States	75
Brazil	3
Canada	2
Total	80

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

We also evaluate our subsidiaries to determine if they are variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. Typically, the entity that has the power to direct the activities that most significantly impact economic performance consolidates the VIE. We consider an entity to be a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We review our subsidiaries and affiliates at least annually to determine (i) if they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics thereof.

Three partnerships are considered VIE’s, as the general partner maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2019 are $65 million and consist primarily of cash, a right-of-use (“ROU”) asset and property and equipment. Liabilities for the VIE total $26 million and consist of a lease liability, accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at December 31, 2019 is $(6) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

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

Property and Equipment

Generally, property and equipment is recorded at cost. For hotels that we develop, cost includes interest and real estate taxes incurred during construction. For property and equipment acquired in a business combination, we record the assets acquired based on their fair value as of the acquisition date. Replacements and improvements and finance leases are capitalized, while repairs and maintenance are expensed as incurred.

Properties acquired in an asset acquisition are recorded at cost. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. Acquisition cost is allocated using their relative fair values. We evaluate several factors, including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.

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

Impairment testing. We analyze our consolidated hotels for impairment throughout the year when events or circumstances occur that indicate the carrying amount may not be recoverable. We test for impairment in several situations, including:

•	when a hotel has a current or projected loss from operations;
•

when management’s intent or ability to hold a property for a period that recovers its carrying value changes, making it more likely than not that a hotel will be sold before the end of its previously estimated useful life and the anticipated sales price is at or below the book value; or

•	when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying amount of an asset may not be recoverable.

To the extent that a hotel has a substantial remaining estimated useful life and management does not believe that it is more likely than not that it will be sold prior to the end thereof, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying amount. In the absence of other factors, we assume that the estimated useful life is equal to the remaining GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or that it is more likely than not that the asset will be sold prior to the end of its previously expected useful life. We also consider the effect of regular renewal and replacement capital expenditures on the estimated useful life of our properties, including critical infrastructure, which regularly is maintained and then replaced at the end of its useful life.

During 2019, due to a reduction in the estimated hold period of the assets, we recognized impairment expense of $14 million related to one hotel and a right of use asset associated with an operating lease. No other properties had triggering events warranting impairment testing. During 2018, we recognized impairment expense of $260 million on four hotels. During 2017, we recognized impairment expense of $43 million on one hotel. Impairment expense is included in depreciation and amortization expense. See Note 13 - Fair Value Measurements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classification of Assets as Held for Sale.  We will classify a hotel as held for sale when its sale is probable, will be completed within one year and actions to complete the sale are unlikely to change or it is unlikely that the sale will not occur. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale frequently are not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist that could prevent the transaction from being completed in a timely manner. We typically classify hotels as held for sale when all the following conditions are met:

•	Host Inc.’s Board of Directors has approved the sale (to the extent that the dollar amount of the sale requires Board approval);
•	a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash; and
•	no significant financing contingencies exist that could prevent the transaction from being completed in a timely manner.

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

Depreciation and Amortization Expense. We depreciate our property and equipment using the straight-line method. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. The useful lives of the assets are based on several assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated useful lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels.

Intangible Assets and Acquired Liabilities

In conjunction with our acquisitions, we may identify intangible assets and other liabilities. These identifiable intangible assets and other liabilities typically include above and below-market contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value in a business combination and at its relative fair value in an asset acquisition. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of terms and conditions for similar contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets and other liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2019, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-redeemable non-controlling interests - other consolidated partnerships on the consolidated balance sheets and totaled $6 million and $72 million as of December 31, 2019 and 2018, respectively. Approximately $66 million of the balance at December 31, 2018 related to the partnership that owned the JW Marriott Hotel Mexico City that was sold in 2018, representing the portion of proceeds owed to the third-party ownership interest that was paid in January 2019.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties was $2 million and $52 million for the years ended December 31, 2019 and 2018, respectively, and immaterial for the year ended December 31, 2017.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Host Inc.’s treatment of the non-controlling interests of Host L.P. Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying amount based on its historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. We have estimated that the redemption value is equivalent to the number of shares issuable upon conversion of the OP units currently owned by unaffiliated limited partners (one OP unit may be exchanged for 1.021494 shares of Host Inc. common stock) valued at the market price of Host Inc. common stock at the balance sheet date. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2019	2018
OP units outstanding (millions)	7.5	7.5
Market price per Host Inc. common share	$18.55	$16.67
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$142	$128
Historical cost (millions)	79	78
Book value (millions) (1)	142	128
___________

(1)The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $10 million, $12 million, and $7 million for 2019, 2018, and 2017, respectively.

Investments in Affiliates

Distributions from Investments in Affiliates. We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions of cash that was generated by property operations are classified as cash flows from operating activities. However, distributions of cash that was generated by property sales are classified as cash flows from investing activities.

Income Taxes

Host Inc. elected to be treated as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our intention to continue to comply with the REIT qualification requirements and to maintain our qualification for treatment as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its gross income) generally is not subject to federal and state corporate income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign corporate income tax. Our consolidated income tax provision includes the income tax provision related to the operations of our taxable REIT subsidiaries, and state, local, and foreign income and franchise taxes incurred by Host L.P. and its subsidiaries.

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

Foreign Currency Translation

As of December 31, 2019, our international operations consist of hotels located in Brazil and Canada, as well as an investment in an Asia/Pacific joint venture. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2019	2018
Gain on foreign currency forward contracts	$3	$4
Loss on interest rate swap cash flow hedges	(3)	(4)
Foreign currency translation	(57)	(60)
Other comprehensive loss attributable to non-controlling interests	1	1
Total accumulated other comprehensive loss	$(56)	$(59)

During 2019, we reclassified a net loss due to foreign currency translation of $4 million related to foreign subsidiaries that were substantially liquidated. During 2018, we reclassified a net loss due to foreign currency translation of $36 million and a net gain from foreign currency forward contracts of $23 million that had been recognized previously in other comprehensive income (loss) due to the sale of our interest in the European joint venture (“Euro JV”) and the sale of the JW Marriott Hotel Mexico City.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues

Substantially all of our operating results represent revenues and expenses generated by property-level operations. Payments are due from customers when services are provided to them. Due to the short-term nature of our contracts and the almost concurrent receipt of payment, we have no material unearned revenues at year end. We collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations. Revenues are recognized as follows:

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

Food and beverage revenues

Food and beverage revenues consist of revenues from group functions, which may include banquet revenues and audio-visual revenues, as well as outlet revenues from the restaurants and lounges at our properties. Revenues are recognized as the services or products are provided. Our hotels may employ third parties to provide certain services, for example, audio and visual services.  These contracts are evaluated to determine if the hotel is the principal or the agent in the transaction and record the revenues as appropriate (i.e. gross vs. net).

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

The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2019	2018	2017
Net income	$932	$1,151	$571
Less: Net income attributable to non-controlling interests	(12)	(64)	(7)
Net income attributable to Host Inc.	$920	$1,087	$564

Basic weighted average shares outstanding	730.3	739.8	738.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.8	0.8	0.5
Diluted weighted average shares outstanding	731.1	740.6	739.1

Basic earnings per common share	$1.26	$1.47	$.76
Diluted earnings per common share	$1.26	$1.47	$.76

The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2019	2018	2017
Net income	$932	$1,151	$571
Less: Net income attributable to non-controlling interests	(2)	(52)	—
Net income attributable to Host L.P.	$930	$1,099	$571

Basic weighted average units outstanding	722.5	732.2	731.5
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.8	0.8	0.5
Diluted weighted average units outstanding	723.3	733.0	732.0

Basic earnings per common unit	$1.29	$1.50	$.78
Diluted earnings per common unit	$1.29	$1.50	$.78

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments

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

Acquisitions and Business Combinations

When acquiring an asset, we determine whether the acquisition is an asset acquisition or a business combination based on whether the fair value of the gross assets acquired is concentrated in a single (group of similar) identifiable assets, resulting in an asset acquisition or, if not, resulting in a business combination. If treated as an asset acquisition, the asset is recorded in accordance with our property and equipment policy and related acquisition costs are capitalized as part of the asset.

In a business combination, we recognize identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets and liabilities acquired. Property and equipment are recorded at fair value and such fair value is allocated to land, buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

Other items that we evaluate include identifiable intangible assets, lease assets and liabilities and, in a business combination, goodwill. Identifiable intangible assets typically consist of assumed contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. Finance lease obligations that are assumed as part of the acquisition of a leasehold interest are measured at fair value and are included as debt on the accompanying balance sheet and we record the corresponding right-of-use assets. Classification of a lease does not change if it is part of an asset acquisition or a business combination. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that arise in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations. In certain situations, and usually only in connection with the acquisition of a foreign hotel, a deferred tax liability is recognized due to the difference between the fair value and the tax basis of the acquired assets at the acquisition date. In a business combination, any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired would be recorded to goodwill. In very limited circumstances, we may record a bargain purchase gain if the consideration paid is less than the net fair value of the assets and liabilities acquired.

New Accounting Standards

Leases. On January 1, 2019, we adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) Topic 842, Leases, which affects aspects of accounting for lease agreements. Under the new standard, all leases pursuant to which we are the lessee, including operating leases, are recognized as lease assets and lease liabilities on the balance sheet. However, the adoption did not materially affect our statements of operations or statements of cash flows. For lease agreements pursuant to which we are the lessor, we have analyzed the impact of the standard and determined that there was no material impact to the recognition, measurement, or presentation of these rental revenues. Rooms revenues, which constitute the majority of our revenues, result from what are considered short term leases. Additionally, we earn rental revenues from retail and office space leases

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at our properties, all of which are included in other revenues. We adopted the standard using the effective date transition method with a cumulative-effect adjustment in the period of adoption. The standard provided several optional practical expedients for use in transition. We elected to use what the Financial Accounting Standards Board (“FASB”) has deemed the “package of practical expedients,” which allowed us to not reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs, and we elected to not reassess previous conclusions about land easements. Consequently, financial information will not be updated and disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. Upon adoption, we recognized an ROU asset and a related lease liability of $619 million and $628 million, respectively, with the prior year’s straight-line rent liability of $9 million reducing the ROU asset.

2.	Revenues

Disaggregation of Revenues. While we do not consider the following division by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 16 – Geographic and Business Segment Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2019	2018	2017
New York	$560	$744	$796
San Francisco/San Jose	519	488	414
San Diego	516	523	503
Maui/Oahu	400	366	287
Washington, D.C. (Central Business District)	341	330	348
Florida Gulf Coast	338	285	250
Phoenix	311	298	264
Boston	303	304	306
Orlando	221	217	209
Los Angeles	187	188	184
Miami	178	55	52
Chicago	165	186	185
Atlanta	159	158	166
Northern Virginia	135	158	193
Seattle	120	129	125
Houston	116	118	117
New Orleans	106	103	96
San Antonio	105	116	109
Orange County	104	119	120
Jacksonville	100	98	91
Denver	93	89	86
Philadelphia	90	88	82
Other	214	257	277
Domestic	5,381	5,417	5,260
International	88	107	127
Total	$5,469	$5,524	$5,387

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3	Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2019	2018
Land and land improvements	$2,062	$1,960
Buildings and leasehold improvements	13,308	13,586
Furniture and equipment	2,362	2,411
Construction in progress	262	220
	17,994	18,177
Less accumulated depreciation and amortization	(8,323)	(8,417)
	$9,671	$9,760

The aggregate cost of real estate for federal income tax purposes is approximately $9.7 billion at December 31, 2019.

4.Investments in Affiliates

We own investments in joint ventures for which the equity method of accounting is used. The debt of our joint ventures is non-recourse to, and not guaranteed by, us, and a default of such debt does not trigger a default under any of our debt instruments. We carry our investments at historical cost which, due to debt restructurings or distributions, may result in a negative balance. However, the negative balances do not represent funding obligations for us or our partners. Investments in affiliates consist of the following (in millions):

	As of December 31, 2019
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2019 (1)	Assets
Asia/Pacific JV	25%	$12	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	72	17	26	—	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	2	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(32)	75	150	9	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	23	209	1	One hotel in Philadelphia, PA
Other investments		23	—	—	—
Total		$56	$145	$445	$12

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2018
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2018 (1)	Assets
Asia/Pacific JV	25%	$14	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	70	22	32	17	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	3	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(30)	75	150	8	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	23	213	2	One hotel in Philadelphia, PA
Other investments		13	—	—	—
Total		$48	$150	$455	$30
___________
(1)	Distributions received were funded by cash from operations unless otherwise noted.

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
5.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2019	2018
Series Z senior notes, with a rate of 6% due October 2021	$—	$299
Series B senior notes, with a rate of 5¼% due March 2022	—	348
Series C senior notes, with a rate of 4¾% due March 2023	447	447
Series D senior notes, with a rate of 3¾% due October 2023	398	398
Series E senior notes, with a rate of 4% due June 2025	497	497
Series F senior notes, with a rate of 4½% due February 2026	397	397
Series G senior notes, with a rate of 3⅞% due April 2024	397	396
Series H senior notes, with a rate of 3⅜% due December 2029	640	—
Total senior notes	2,776	2,782
Credit facility revolver(1)	(8)	51
Credit facility term loan due January 2024	498	499
Credit facility term loan due January 2025	499	499
Other debt, with an average interest rate of 5.6% and 8.8% at December 31, 2019 and 2018, respectively, maturing through February 2024	29	6
Total debt	$3,794	$3,837

_________

(1)	There were no outstanding credit facility borrowings at December 31, 2019. Amount shown represents deferred financing costs related to the credit facility revolver.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all our unsubordinated indebtedness and senior to all our subordinated obligations. The face amount of our senior notes at both December 31, 2019 and 2018 was $2.8 billion. The senior notes balances as of December 31, 2019 and 2018 are net of unamortized discounts and deferred financing costs of approximately $24 million and $18 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2019, we are in compliance with all of these covenants.

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

Authorization for Repurchase of Senior Notes. In July 2019, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes (other than in accordance with their terms). No repurchases occurred in 2019 under this program.

Credit Facility. On August 1, 2019, we entered into the fifth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for the existing term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity date of January 11, 2024, which date may be extended by up to a year by the exercise of up to two six-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties. One $500 million term loan tranche has an initial maturity date of January 11, 2024, which date may be extended up to a year by the exercise of one 1-year extension option, which is subject to certain conditions, including the payment of an extension fee; and the second $500 million term loan tranche has a maturity date of January 9, 2025, which date may not be extended.

We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin ranging from 77.5 to 145 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2019, we are able to borrow at a rate of LIBOR plus 90 basis points and pay a facility fee of 20 basis points.

Interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 85 to 165 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2019, our applicable margin on LIBOR loans under both term loans is 100 basis points, for an all-in rate of 2.8%.

Net repayments under the credit facility were $56 million and $102 million in 2019 and 2018, respectively. As of December 31, 2019, we have $1.5 billion of available capacity under the revolver portion of our credit facility.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings thereunder. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

costs related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish the debt at fair value and non-cash interest expense, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2019, we are in compliance with the financial covenants under our credit facility.

Guarantees. The credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. debt to similarly guarantee obligations under the credit facility. Currently, there are no such guarantees.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on the incurrence of debt and the payment of dividends generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to that incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT. Our senior notes and credit facility have cross default provisions that would trigger a default under those agreements if we were to have a payment default or an acceleration prior to maturity of other debt of Host L.P. or its subsidiaries. The amount of other debt in default needs to exceed certain thresholds in order to trigger a cross default and the thresholds are greater for secured debt than for unsecured debt. The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts due under the credit facility may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts owed under the credit facility will become due and payable and the lenders’ commitments will terminate.

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2019
2020	$23
2021	—
2022	—
2023	850
2024	905
Thereafter	2,050
3,828
Deferred financing costs	(28)
Unamortized (discounts) premiums, net	(7)
Finance lease obligations	1
$3,794

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest

The following is a reconciliation between interest expense and cash interest paid (in millions):

	Year ended December 31,
	2019 (2)	2018	2017
Interest expense	$222	$176	$167
Amortization of debt premiums/discounts, net	(1)	(1)	(1)
Amortization of deferred financing costs	(5)	(6)	(6)
Non-cash losses on debt extinguishment	(6)	—	—
Change in accrued interest	9	2	(2)
Interest paid (1)	$219	$171	$158
___________
(1)	Does not include capitalized interest of $4 million, $3 million and $1 million for 2019, 2018 and 2017, respectively.
(2)	Interest expense and interest paid in 2019 includes cash prepayment premiums of approximately $50 million.

6.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 713.4 million and 740.4 million were outstanding as of December 31, 2019 and 2018, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2019 and 2018.

Capital of Host L.P.

As of December 31, 2019, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining 1% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2019 and 2018, Host L.P. had 705.8 million and 732.4 million OP units outstanding, respectively, of which Host Inc. held 698.3 million and 724.8 million, respectively.

Repurchases and Issuances of Common Stock and Common OP Units

Pursuant to a distribution agreement entered into in May 2018, we may issue and sell, from time to time, shares of common stock having a combined aggregate offering price of up to $500 million. Additionally, in February 2017, the Board of Directors authorized a program to repurchase up to $500 million of common stock. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. During 2019, we repurchased 27.8 million shares at an average price of $17.37 per share, exclusive of commissions, for a total of $482 million. Subsequent to year end, we purchased an additional 7.5 million shares at an average price of $16.90 per share, for a total of $127 million, pursuant to our trading plan designed to comply with Rule 10b5-1 under the securities Exchange Act. Following these transactions, we have $391 million available for repurchase under the program. No stock was sold in 2019 or 2018 and no stock was repurchased during 2018.

Dividends/Distributions

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

The dividends that were taxable to our stockholders in 2019 were considered 63.4% qualified REIT dividends, 33.7% dividend income, 2.5% unrecaptured Section 1250 gain, and 0.4% long term capital gain. The dividends that were taxable to our stockholders in 2018 were considered 99.7% qualified REIT dividends and 0.3% unrecaptured Section 1250 gain. The 2019 and 2018 qualified REIT dividends are eligible for the 20% deduction provided by Section 199A.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2019	2018	2017
Common stock	$.85	$.85	$.85
Common OP units	.868	.868	.868

On February 19, 2020, Host Inc.’s Board of Directors authorized a regular quarterly cash dividend of $0.20 per share on Host Inc.’s common stock. The dividend is payable on April 15, 2020, to stockholders of record on March 31, 2020.

7.	Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year beginning January 1, 1999. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our annual taxable income to our stockholders, excluding net capital gain. As a REIT, generally we will not be subject to federal and state corporate income tax on that portion of our annual taxable income that is distributed to our stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to federal and state corporate income taxes at regular corporate income tax rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify to be treated as a REIT, we may be subject to certain state, local and foreign taxes on our income and property, and to federal and state corporate income and excise taxes on our undistributed taxable income. Our 2018 tax provision included approximately $77 million of U.S. federal and state corporate income tax that we paid on long-term capital gain generated in 2018 that we chose to retain rather than distribute to our stockholders.

We have recorded a 100% valuation allowance of approximately $9 million against the deferred tax asset related to our domestic capital loss carryover and a 100% valuation allowance of approximately $3 million against the deferred tax asset related to our foreign net operating loss carryover as of December 31, 2019. The net increase of our valuation allowance for the year ended December 31, 2019 is approximately $2 million from the year ended December 31, 2018. The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2019	2018
Deferred tax assets
Net operating loss and capital loss carryovers	$16	$17
Property and equipment	3	3
Deferred revenue and expenses	20	23
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	51	55
Less: Valuation allowance	(13)	(11)
Total deferred tax assets, net of valuation allowance	$38	$44
Deferred tax liabilities
Investments in domestic affiliates	(6)	(5)
Total gross deferred tax liabilities	(6)	(5)
Net deferred tax assets	$32	$39

At December 31, 2019, we have aggregate gross domestic and foreign net operating loss and capital loss carryovers of approximately $60 million. We have deferred tax assets related to these domestic and foreign loss carryovers of approximately $16 million, with a valuation allowance of approximately $13 million. Our Canadian net operating loss carryovers expire through 2035, and our Canadian capital loss carryover has no expiration date. Our domestic capital loss carryover expires in 2023. Our Brazil net operating loss carryover has no expiration date. We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $13 million, of $38 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our U.S. and foreign income from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2019	2018	2017
U.S. income	$949	$887	$593
Foreign income	13	414	58
Total	$962	$1,301	$651

The income tax provision for continuing operations consists of (in millions):

		Year ended December 31,
		2019	2018	2017
Current	—Federal	$14	$79	$17
	—State	6	30	6
	—Foreign	3	37	19
		23	146	42
Deferred	—Federal	3	2	32
	—State	1	1	4
	—Foreign	3	1	2
		7	4	38
Income tax provision – continuing operations		$30	$150	$80

The differences between the income tax provision calculated at the statutory U.S. federal corporate income tax rate of 21% in 2019 and 2018 (35% in 2017) and the actual income tax provision recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Statutory federal income tax provision	$202	$273	$228
Adjustment for nontaxable income of Host Inc.	(182)	(192)	(190)
State income tax provision, net	7	31	10
Change to uncertain tax position	(3)	—	—
Remeasurement of domestic net deferred tax assets	—	—	11
Foreign income tax provision	6	38	21
Income tax provision	$30	$150	$80

Cash paid for income taxes, net of refunds received, was $93 million, $82 million, and $40 million in 2019, 2018, and 2017, respectively.

A reconciliation of the beginning and ending balances of our unrecognized tax benefits is as follows (in millions):

	2019	2018
Balance at January 1	$11	$11
Reduction of unrecognized tax benefits due to expiration of statute of limitations	(3)	—
Balance at December 31	$8	$11

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision recorded each year.

We expect a decrease to the balance of unrecognized tax benefits within 12 months of the reporting date of approximately $3 million. As of December 31, 2019, the tax years that remain subject to examination by major tax jurisdictions generally include 2016-2019. There were no material interest or penalties recorded for the years ended December 31, 2019, 2018, and 2017.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the U.S. federal income tax prohibition on the ability of a REIT to derive revenues directly from the operations of a hotel.

Ground Leases

As of December 31, 2019, all or a portion of 22 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 76% of our 2019 minimum lease payments and 95% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset as these payments now represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Subsequent to the initial adoption of the new standard, such amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.

Offices Leases and Other

We have office leases for our headquarters office in Bethesda, which expires in 2036, as well as satellite offices in Miami and San Diego, which leases expire in 2022 and 2021, respectively, with no renewal options.

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $5 million as of December 31, 2019. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes leases entered into by our hotels for various types of equipment that have been accounted for historically either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. As we have elected to use the package of practical expedients, all existing capital leases now are classified as finance leases, which total $1 million at December 31, 2019.

As disclosed in Note 1 – Summary of Significant Accounting Policies, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the effective date transition method. As a result, disclosures required under the new standard will not be provided for dates or periods prior to January 1, 2019. For the comparative periods, we will provide disclosures required by ASC 840, Leases.

The following table presents lease cost and other information (in millions):

Year ended December 31,
2019
Lease cost
Operating lease cost	$47
Variable lease cost	36
Sublease income	(1)
Total lease cost	$82

Other information
Operating cash flows used for operating leases for the year ended December 31, 2019	$47
Weighted-average remaining lease term - operating leases	50 years
Weighted-average discount rate - operating leases	5.3%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability in the statement of financial position as of December 31, 2019 (in millions):

	As of December 31, 2019
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	3.6%	5.3%
2020	$32	$7	$39
2021	32	6	38
2022	32	6	38
2023	32	4	36
2024	32	4	36
Thereafter	1,530	56	1,586
Total undiscounted cash flows	$1,690	$83	$1,773

Present values
Long-term lease liabilities	$543	$63	$606
Total lease liabilities	$543	$63	$606
Difference between undiscounted cash flows and discounted cash flows	$1,147	$20	$1,167

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $5 million that are payable to us under non-cancelable subleases. The following table presents the future minimum annual rental commitments, excluding renewal periods, as of December 31, 2018, for which we are the lessee, required under non-cancelable operating leases in accordance with ASC 840, under which we report prior to January 1, 2019 (in millions):

As of December 31, 2018
2019	$46
2020	44
2021	43
2022	40
2023	37
Thereafter	1,309
Total minimum lease payments	$1,519

Rent expense in accordance with ASC 840, under which we report prior to January 1, 2019, consists of (in millions):

	Year ended December 31,
	2018	2017
Minimum rentals on operating leases	$45	$46
Additional rentals based on sales	38	38
Less: sublease rentals	(1)	(1)
	$82	$83

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Stock Plans

Upon the issuance of Host Inc.’s common stock for stock-based compensation, Host L.P. issues to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

In 2019, Host Inc. awarded participating employees restricted stock units (“RSUs”) under the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”). We recognize costs resulting from share-based payments in our financial statements over their vesting periods. No compensation cost is recognized for awards for which employees do not render the requisite services. We classify share-based payment awards granted in exchange for employee services as either equity-classified or liability-classified awards. Equity-classified awards are measured based on their fair value as of the date of grant. In contrast, liability-classified awards are re-measured to fair value each reporting period.

During 2019, 2018 and 2017, we recorded stock-based compensation expense of approximately $15 million, $14 million and $11 million, respectively. Shares granted in 2019, 2018 and 2017 totaled 1.4 million, 1.2 million and 1.5 million, respectively, while 0.9 million, 0.8 million and 0.6 million shares, respectively, vested during those years.

Senior Executive Plan

During 2019, Host Inc. granted 1.3 million RSU awards under the 2009 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2019 through 2021 if performance is at the “high” level of achievement and, for time based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 1.0 million RSUs were unvested at December 31, 2019. Total unrecognized compensation cost related to unvested RSU awards that vest through 2021 is approximately $8 million. Prior to 2017, all restricted stock awards were fully vested.

RSU awards

Vesting of RSUs awarded in 2019 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our performance against certain annual strategic objectives. Approximately 40% of the RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 30% of the RSUs are based on the satisfaction of the TSR compared to the NAREIT Lodging & Resort index that serves as a relevant industry/asset specific measurement to our competitors and vest following a three year performance period; and the remaining 30% are based on our performance against certain strategic objectives and vest on an annual basis. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.

We value the time based awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released, which is 100% of the time based awards. We also value the strategic objective awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released; however, as a result of the strategic objective awards’ performance conditions, we reevaluate the percentage based on the probability of meeting the performance conditions each period. We value the TSR awards using the economic theory that is the basis for all valuation models, including Binominal, Black-Scholes, exotic options formulas, and Monte Carlo valuations, with the following assumptions, to determine the fair value of the awards granted in 2019.

2019 Award Grants
NAREIT Lodging & Resorts Index
Grant date stock price	$17.97
Volatility	23.7%
Beta	1.029
Risk-free rate - three year award	2.43%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018 Award Grants
	NAREIT index	Standard & Poor's index	Selected Lodging Company index
Grant date stock price	$18.75	$18.75	$18.75
Volatility	26.2%	26.2%	26.2%
Beta	1.149	1.214	1.016
Risk-free rate - three year award	2.32%	2.32%	2.32%

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

During 2019, 2018 and 2017, we recorded compensation expense of approximately $13 million, $12 million and $9 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2019:

	Year ended December 31,
	2019		2018		2017
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Balance, at beginning of year	0.9	$14	0.7	$14	—	$—
Granted	1.3	14	1.1	16	1.4	15
Vested (1)	(0.7)	19	(0.7)	17	(0.5)	20
Forfeited/expired	(0.3)	19	(0.2)	17	(0.2)	20
Balance, at end of year	1.2	13	0.9	14	0.7	14
Issued in calendar year (1)	0.4	17	0.3	20	0.3	19
___________
(1)

Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.4 million shares issued in 2019 include shares vested at December 31, 2018, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $5.4 million, $4.8 million and $4.9 million for 2019, 2018 and 2017, respectively.

Stock Option Awards

Beginning in 2017, we no longer grant stock option awards as part of the 2009 Comprehensive Plan. As of December 31, 2019, 0.3 million shares of stock option awards were outstanding and exercisable, with a weighted average remaining life of 5 years and a weighted average exercise price of $19.03 per share. During 2019, 2018 and 2017, we received proceeds of $0.4 million, $3 million and $7 million, respectively, from the exercise of stock options.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2019, 2018 and 2017, we granted a total of 133,000 shares, 136,000 shares and 69,000 shares, respectively, under these two programs and recorded compensation expense of $2.0 million, $1.9 million and $1.7 million, respectively.

10.	Profit Sharing and Post-employment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2019.

11.	Dispositions

We disposed of 14 hotels in 2019, four hotels in 2018 and four hotels in 2017 and recorded gains on sales of approximately $339 million, $279 million and $99 million, respectively. In connection with the sale of the Hilton Melbourne South Wharf in 2017, we recorded in 2017 Australian capital gain tax of $17 million that was paid with respect to the gain on sale.

Additionally, on September 21, 2018, we sold the New York Marriott Marquis retail and theater commercial units and the related signage areas of the hotel (the “Retail”) to Vornado Realty Trust for a sale price of $442 million and recorded a gain of approximately $386 million, which is net of the non-cash incurrence of a liability of approximately $35 million related to Vornado’s contractual right to future real estate tax rebates. Substantially all of the net proceeds from the sale of the Retail were used to close out a reverse like-kind exchange structure established in connection with the acquisition of the Hyatt portfolio in March 2018. We elected to pay U.S. federal and applicable state corporate income tax of approximately $16 million on the capital gain generated by the sale proceeds not used to close out the reverse like-kind exchange rather than distribute such capital gain to our stockholders.

The gain on sale of assets is included in other gains/(losses) on the consolidated statement of operations.

12.	Acquisitions

Asset Acquisitions

In February 2019, we acquired the fee simple interest in the 429-room 1 Hotel South Beach for a total purchase price of $610 million. Consideration included the issuance of $23 million of preferred Host L.P. OP units that are included in debt, as they are redeemable for cash at the option of the holder, and $3 million of common Host L.P. OP units. In March 2018, we acquired the 301-room Andaz Maui at Wailea Resort, 668-room Grand Hyatt San Francisco, and 454-room Hyatt Regency Coconut Point Resort and Spa for a total purchase price of $1 billion.

13.Fair Value Measurements

Impairment

During 2019, we recorded impairment expense of $14 million related to the Sheraton San Diego Hotel & Marina and a right-of-use asset associated with an operating lease, based on the expected sale proceeds and expected sub-rental income, respectively, which are considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The Sheraton San Diego Hotel & Marina was sold in 2019.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2018, we recorded an impairment expense of $44 million related to the W New York, the W New York – Union Square and the Westin New York Grand Central based on the expected sale proceeds of the properties, which is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy. The W New York and W New York – Union Square hotels were sold during 2018 and the Westin New York Grand Central was classified as held-for-sale as of December 31, 2018. The fair value of the Westin New York Grand Central, less costs to sell, at December 31, 2018 was $270 million. The Westin New York Grand Central was sold in 2019.

During 2018, we also recorded an impairment expense of $216 million related to the Sheraton New York Times Square Hotel based on a range of sale prices negotiated with a potential buyer, which is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy. The fair value of the Sheraton New York Times Square Hotel following the impairment was $495 million.

In 2017, we recorded an impairment expense of $43 million related to the W New York. The fair value was based on the expected sale proceeds of the property, which is considered an observable input other than quoted prices (Level 2) in the GAAP fair value hierarchy.

Impairment expense for 2019, 2018 and 2017 is recorded in depreciation and amortization on the consolidated statements of operations.

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

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,776	$2,953	$2,782	$2,808
Credit facility (Level 2)	989	1,000	1,049	1,055

14.	Relationship with Marriott International

We have entered into various agreements with Marriott, including those for the management or franchise of approximately 68% of our hotels (as measured by revenues) and certain limited administrative services.

In 2019, 2018 and 2017, we paid Marriott $186 million, $200 million and $199 million, respectively, of hotel management fees and approximately $11.5 million, $11.7 million and $9.7 million, respectively, of franchise fees.

15.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operations under the designated brand. Hotels managed or franchised by Marriott and Hyatt represent 68% and 18% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, control the working capital, and provide other administrative and accounting support services to the hotels. Costs and expenses incurred by the managers are reimbursed by us. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial term of our agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our agreements condition the manager’s right to exercise options for renewal upon the satisfaction of specified economic performance criteria. The manager typically receives a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment. In the case of our hotels operating under the W®, Westin®, Sheraton®, Luxury Collection® and St. Regis® brands, the base management fee is 1% of annual gross revenues, but that amount is supplemented by license fees payable to Marriott under a separate license agreement pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Under the license agreement, Marriott generally receives 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales in addition to the base management fee.

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

We are obligated to provide the manager with sufficient funds, generally 4-5% of the revenues generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which normally are capitalized, and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements.

We generally are limited in our ability to sell, lease or otherwise transfer our hotels unless the transferee assumes the related management agreement. However, most agreements include owner rights to terminate  on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).

In addition to any performance-based or other termination rights, we have negotiated with Marriott and some of our other managers specific termination rights related to specific agreements. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; and termination without sale or other condition, which may require the payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of hotels continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

16.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our international operations consist of hotels in two countries as of December 31, 2019. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2019		2018		2017
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,381	$9,570	$5,417	$9,651	$5,260	$9,548
Australia	—	—	—	—	19	—
Brazil	23	45	19	49	22	59
Canada	65	56	67	60	59	71
Mexico	—	—	21	—	27	14
Total	$5,469	$9,671	$5,524	$9,760	$5,387	$9,692

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of December 31, 2019 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

Hurricane Loss Contingency

All of our hotels in Houston and Florida were affected by Hurricanes Harvey and Irma in August and September 2017, respectively.    We estimated that the loss for the book value of the property and equipment written off, and the related repairs and cleanup costs, was approximately $34 million. In total, we received property insurance proceeds of approximately $38 million related to these claims and recognized a gain on property insurance of $4 million. Additionally, in 2019, 2018 and 2017, we received $1 million, $7 million and $8 million of business interruption insurance proceeds, respectively, related to the disruption from the hurricanes, which is included in gain on insurance and business interruption settlements on our consolidated statements of operations.

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

Tax Indemnification Agreements

Because of certain federal and state income tax considerations of the former owners of two hotels currently owned by Host L.P., we have agreed to restrictions on selling such hotels, or repaying or refinancing mortgage debt, for varying periods. One of these agreements expires in 2028 and the other in 2031.
18.	Quarterly Financial Data (unaudited)
	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,390	$1,483	$1,262	$1,334
Operating profit	216	280	137	166
Net income	189	290	372	81
Net income attributable to Host Hotels & Resorts, Inc.	186	286	368	80
Basic earnings per common share	.25	.39	.51	.11
Diluted earnings per common share	.25	.39	.51	.11
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	188	289	372	81
Basic earnings per common unit	.26	.40	.52	.11
Diluted earnings per common unit	.26	.40	.52	.11

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$1,346	$1,518	$1,299	$1,361
Operating profit (loss)	171	263	(92)	188
Net income	256	211	378	306
Net income attributable to Host Hotels & Resorts, Inc.	253	209	322	303
Basic earnings per common share	.34	.28	.43	.41
Diluted earnings per common share	.34	.28	.43	.41
Host Hotels & Resorts, L.P.(1):
Net income attributable to Host Hotels & Resorts, L.P.	256	211	325	307
Basic earnings per common unit	.35	.29	.44	.42
Diluted earnings per common unit	.35	.29	.44	.42
___________

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

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

Controls and Procedures (Host Hotels & Resorts, Inc.)

Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including Host Inc.’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. During the second quarter of 2019, we completed implementation of a new cloud-based accounting system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes. There were no additional changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting of Host Inc., which appears in Item 8.

Controls and Procedures (Host Hotels & Resorts, L.P.)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including Host Inc.’s Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. During the second quarter of 2019, we completed implementation of a new cloud-based accounting system. In connection with this implementation, we have updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes. There were no additional changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2020 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Information about Our Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report. If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders entitled “Delinquent Section 16(a) Reports.”

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

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

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

4.6

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

4.7

Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.8

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.9

Second Supplemental Indenture, dated October 14, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed October 14, 2015).

4.10

Third Supplemental Indenture, dated March 20, 2017, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on March 20, 2017).

4.11

Fifth Supplemental Indenture, dated September 26, 2019, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on September 26, 2019).

4.12*	Description of Securities Registered under Section 12 of the Exchange Act.

Exhibit No.	Description
10.	Material Contracts

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

10.4

Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed on July 21, 2017).

10.5

Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.6

Form of 2019 Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan for corporate objectives and total stockholder return based vesting awards (incorporated by reference to Exhibit 10.14 of Host Hotels & Resorts, Inc. and Host Hotel & Resorts, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019).

10.7

Form of 2019 Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards (incorporated by reference to Exhibit 10.15 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 7, 2019).

10.8

Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.9

Distribution Agreement, dated May 25, 2018, among Host Hotels & Resorts, Inc., J.P. Morgan Securities LLC, BNY Mellon Capital Markets, LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.1 to Host Hotels & Resorts, Inc. Current Report on Form 8-K, filed May 25, 2018).

10.10*	Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of February 7, 2020.

10.11

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

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Principal Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Principal Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

99.	Additional Exhibit

99.1*	Ground Lease Summary

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	Cover Page Interactive Data File	(embedded within the Inline XBRL document) submitted under Exhibit 101.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2019 and December 31, 2018, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2019, 2018 and 2017, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 25, 2020	By:	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Principal Financial Officer, Treasurer and Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2020
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020
James F. Risoleo

/s/ BRIAN G. MACNAMARA	Senior Vice President, Principal Financial Officer, Treasurer, Corporate Controller	February 25, 2020
Brian G. Macnamara
(Principal Accounting Officer)

/s/ MARY L. BAGLIVO	Director	February 25, 2020
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 25, 2020
Sheila C. Bair

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 25, 2020
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 25, 2020
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 25, 2020
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 25, 2020
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2020
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2020
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2020
A. William Stein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 25, 2020	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Principal Financial Officer, Treasurer, Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2020
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2020
James F. Risoleo

/s/ BRIAN G. MACNAMARA	Senior Vice President, Principal Financial Officer, Treasurer, Corporate Controller	February 25, 2020
Brian G. Macnamara
(Principal Accounting Officer)

/s/ MARY L. BAGLIVO	Director	February 25, 2020
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 25, 2020
Sheila C. Bair

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 25, 2020
Ann McLaughlin Korologos

/s/ SANDEEP L. MATHRANI	Director	February 25, 2020
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 25, 2020
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 25, 2020
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2020
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2020
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2020
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2019				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
1 Hotel South Beach	—	182	443	1	—	182	444	626	14	—	2019	34
Andaz Maui at Wailea Resort	—	151	255	2	—	151	257	408	14	—	2018	38
Axiom Hotel	—	36	38	40	—	36	78	114	17	—	2014	33
Boston Marriott Copley Place	—	—	203	84	—	—	287	287	160	—	2002	40
Calgary Marriott Downtown Hotel	—	5	18	47	(2)	5	63	68	39	—	1996	40
Chicago Marriott Suites Downers Grove	—	2	14	14	—	2	28	30	18	—	1996	40
Coronado Island Marriott Resort & Spa	—	—	53	59	—	—	112	112	66	—	1997	40
Denver Marriott Tech Center	—	6	26	82	—	6	108	114	65	—	1994	40
Denver Marriott West	—	—	12	16	—	—	28	28	24	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	18	—	—	104	104	46	—	2004	40
Fairmont Kea Lani, Maui	—	55	294	69	—	55	363	418	164	—	2004	40
Gaithersburg Marriott Washingtonian Center	—	7	22	14	—	7	36	43	26	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	32	—	8	120	128	70	—	1998	40
Grand Hyatt San Francisco	—	52	331	3	—	52	334	386	20	—	2018	34
Grand Hyatt Washington	—	154	247	41	—	154	288	442	86	—	2012	33
Hilton Singer Island Oceanfront/Palm Beaches Resort	—	2	10	22	—	2	32	34	25	—	1994	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	92	—	—	102	102	75	—	1984	40
Houston Marriott Medical Center / Museum District	—	—	19	42	—	—	61	61	41	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	3	—	12	123	135	29	—	2013	34
Hyatt Regency Coconut Point Resort and Spa	—	33	185	3	—	33	188	221	11	—	2018	36
Hyatt Regency Maui Resort and Spa	—	92	212	74	—	81	297	378	144	—	2003	40
Hyatt Regency Reston	—	11	78	30	—	12	107	119	62	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	111	—	20	226	246	123	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	45	—	40	275	315	119	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	36	—	16	57	73	41	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	4	(24)	7	15	22	5	—	2010	40
JW Marriott Houston by the Galleria	—	4	26	54	—	6	78	84	48	—	1994	40
JW Marriott Washington, DC	—	26	98	70	—	26	168	194	102	—	2003	40
Manchester Grand Hyatt San Diego	—	—	548	66	—	—	614	614	200	—	2011	35
Marina Del Rey Marriott	—	—	13	36	—	—	49	49	32	—	1995	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2019

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2019				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Marriott Downtown at CF Toronto Eaton Centre	—	—	27	36	(2)	—	61	61	38	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	389	—	—	591	591	346	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	39	—	38	66	104	52	—	1998	40
Minneapolis Marriott City Center	—	34	27	43	—	34	70	104	63	—	1995	40
New Orleans Marriott	—	16	96	147	—	16	243	259	170	—	1996	40
New York Marriott Downtown	—	19	79	61	—	19	140	159	90	—	1997	40
New York Marriott Marquis	—	49	552	71	—	49	623	672	500	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	48	—	—	78	78	57	—	1984	40
Newport Beach Marriott Hotel & Spa	—	11	13	118	—	8	134	142	92	—	1988	40
Orlando World Center Marriott	—	18	157	410	—	29	556	585	325	—	1997	40
Philadelphia Airport Marriott	—	—	42	21	—	—	63	63	40	—	1995	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	1	(28)	11	22	33	5	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	93	—	—	179	179	115	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	36	—	6	81	87	53	—	1995	40
San Francisco Marriott Fisherman's Wharf	—	6	20	34	—	6	54	60	36	—	1994	40
San Francisco Marriott Marquis	—	—	278	223	—	—	501	501	312	—	1989	40
San Ramon Marriott	—	—	22	25	—	—	47	47	31	—	1996	40
Santa Clara Marriott	—	—	39	89	—	—	128	128	92	—	1989	40
Sheraton Boston Hotel	—	42	262	73	—	42	335	377	149	—	2006	40
Sheraton New York Times Square Hotel	—	346	409	(102)	—	346	307	653	185	—	2006	40
Sheraton Parsippany Hotel	—	8	30	23	—	8	53	61	28	—	2006	40
Swissôtel Chicago	—	29	132	99	—	30	230	260	116	—	1998	40
Tampa Airport Marriott	—	—	9	26	—	—	35	35	31	—	1971	40
The Camby Hotel	—	10	63	31	—	10	94	104	55	—	1998	40
The Don CeSar	—	46	158	9	—	46	167	213	16	—	2017	34
The Logan	—	26	60	73	—	27	132	159	71	—	1998	40
The Phoenician, A Luxury Collection Resort	—	72	307	108	—	74	413	487	77	—	2015	32
The Ritz-Carlton Golf Resort, Naples	—	22	10	84	—	22	94	116	40	2002	—	40
The Ritz-Carlton, Amelia Island	—	25	115	89	—	25	204	229	120	—	1998	40
The Ritz-Carlton, Marina Del Rey	—	—	52	39	—	—	91	91	60	—	1997	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2019

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2019				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Ritz-Carlton, Naples	—	19	126	168	—	21	292	313	186	—	1996	40
The Ritz-Carlton, Tysons Corner	—	—	89	37	—	—	126	126	73	—	1998	40
The St. Regis Houston	—	6	33	21	—	6	54	60	30	—	2006	40
The Westin Buckhead Atlanta	—	5	84	36	—	6	119	125	68	—	1998	40
The Westin Chicago River North	—	33	116	16	—	33	132	165	35	—	2010	40
The Westin Cincinnati	—	—	54	19	—	—	73	73	33	—	2006	40
The Westin Denver Downtown	—	—	89	21	—	—	110	110	46	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	17	—	16	97	113	42	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	30	—	100	310	410	110	—	2006	40
The Westin Los Angeles Airport	—	—	102	26	—	—	128	128	54	—	2006	40
The Westin Seattle	—	39	175	45	—	39	220	259	86	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	51	—	2006	40
The Westin Waltham Boston	—	9	59	22	—	9	81	90	35	—	2006	40
The Whitley, a Luxury Collection Hotel, Atlanta Buckhead	—	14	81	86	—	15	166	181	106	—	1996	40
W Hollywood	—	—	204	—	—	—	204	204	20	—	2017	35
W Seattle	—	11	125	12	—	11	137	148	50	—	2006	40
Washington Marriott at Metro Center	—	20	24	30	—	20	54	74	41	—	1994	40
Westfields Marriott Washington Dulles	—	7	32	21	—	7	53	60	38	—	1994	40
YVE Hotel Miami	—	15	41	2	—	15	43	58	8	—	2014	33
Total hotels:	—	2,061	9,076	4,280	(56)	2,057	13,304	15,361	6,363
Other properties, each less than 5% of total	—	5	1	3	—	5	4	9	1	—	various	40
TOTAL	$—	$2,066	$9,077	$4,283	$(56)	$2,062	$13,308	$15,370	$6,364
___________
(1) Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2019

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2019, 2018 and 2017 is as follows:

Balance at December 31, 2016	$15,530
Additions:
Acquisitions	447
Capital expenditures and transfers from construction-in-progress	191
Deductions:
Dispositions and other	(567)
Impairments	(43)
Assets held for sale	(95)
Balance at December 31, 2017	15,463
Additions:
Acquisitions	1,013
Capital expenditures and transfers from construction-in-progress	249
Deductions:
Dispositions and other	(551)
Impairments	(260)
Assets held for sale	(368)
Balance at December 31, 2018	15,546
Additions:
Acquisitions	625
Capital expenditures and transfers from construction-in-progress	332
Deductions:
Dispositions and other	(1,127)
Impairments	(6)
Balance at December 31, 2019	$15,370
(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2019, 2018 and 2017 is as follows:

Balance at December 31, 2016	$5,949
Depreciation and amortization	563
Dispositions and other	(247)
Depreciation on assets held for sale	7
Balance at December 31, 2017	6,272
Depreciation and amortization	546
Dispositions and other	(344)
Depreciation on assets held for sale	(101)
Balance at December 31, 2018	6,373
Depreciation and amortization	535
Dispositions and other	(544)
Balance at December 31, 2019	$6,364
(C)	The aggregate cost of real estate for federal income tax purposes is approximately $9,742 million at December 31, 2019.
(D)	The total cost of properties excludes construction-in-progress assets.

S-4