Form 10-Q
period 2020-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2020-05-08
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	53-0085950 52-2095412 (I.R.S. Employer Identification No.)

4747 Bethesda Ave, Suite 1300 Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value	HST	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None	None

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

As of May 6, 2020, there were 704,958,969 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

(in millions, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,628	$9,671
Right-of-use assets	598	595
Due from managers	37	63
Advances to and investments in affiliates	61	56
Furniture, fixtures and equipment replacement fund	165	176
Other	161	171
Cash and cash equivalents	2,796	1,573
Total assets	$13,446	$12,305

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,777	$2,776
Credit facility, including term loans of $997	2,489	989
Other debt	29	29
Total debt	5,295	3,794
Lease liabilities	609	606
Accounts payable and accrued expenses	222	263
Other	166	175
Total liabilities	6,292	4,838

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	84	142

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 704.9 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,580	7,675
Accumulated other comprehensive loss	(72)	(56)
Deficit	(451)	(307)
Total equity of Host Hotels & Resorts, Inc. stockholders	7,064	7,319
Non-redeemable non-controlling interests—other consolidated partnerships	6	6
Total equity	7,070	7,325
Total liabilities, non-controlling interests and equity	$13,446	$12,305

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2020 and 2019

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2020	2019
REVENUES
Rooms	$626	$857
Food and beverage	330	433
Other	96	100
Total revenues	1,052	1,390
EXPENSES
Rooms	187	217
Food and beverage	245	285
Other departmental and support expenses	319	327
Management fees	30	54
Other property-level expenses	93	92
Depreciation and amortization	164	170
Corporate and other expenses	25	29
Total operating costs and expenses	1,063	1,174
OPERATING PROFIT (LOSS)	(11)	216
Interest income	6	8
Interest expense	(37)	(43)
Other gains/(losses)	(1)	5
Loss on foreign currency transactions and derivatives	(1)	—
Equity in earnings of affiliates	4	5
INCOME (LOSS) BEFORE INCOME TAXES	(40)	191
Benefit (provision) for income taxes	37	(2)
NET INCOME (LOSS)	(3)	189
Less: Net income attributable to non-controlling interests	—	(3)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(3)	$186
Basic earnings per common share	$—	$.25
Diluted earnings per common share	$—	$.25

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2020 and 2019

(unaudited, in millions)

	Quarter ended March 31,
	2020	2019
NET INCOME (LOSS)	$(3)	$189
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(19)	—
Change in fair value of derivative instruments	3	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(16)	—
COMPREHENSIVE INCOME (LOSS)	(19)	189
Less: Comprehensive income attributable to non-controlling interests	—	(3)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(19)	$186

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2020 and 2019

(unaudited, in millions)

	Quarter ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(3)	$189
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	164	170
Amortization of finance costs, discounts and premiums, net	2	2
Stock compensation expense	3	4
Other (gains)/losses	1	(5)
(Gain) loss on foreign currency transactions and derivatives	1	—
Equity in earnings of affiliates	(4)	(5)
Change in due from managers	22	(76)
Changes in other assets	(18)	17
Changes in other liabilities	(11)	(89)
Net cash provided by operating activities	157	207

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1	276
Proceeds from loan receivable	28	—
Advances to and investments in affiliates	(1)	(1)
Acquisitions	—	(593)
Capital expenditures:
Renewals and replacements	(55)	(58)
Return on investment	(76)	(52)
Net cash used in investing activities	(103)	(428)

FINANCING ACTIVITIES
Draws on credit facility	1,500	—
Common stock repurchase	(147)	—
Dividends on common stock	(179)	(186)
Distributions and payments to non-controlling interests	(2)	(70)
Other financing activities	(6)	(5)
Net cash provided by (used in) financing activities	1,166	(261)
Effects of exchange rate changes on cash held	(8)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,212	(482)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,962	$1,274

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2020 and 2019

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$2,796	$1,082
Restricted cash (included in other assets)	1	1
Cash included in furniture, fixtures and equipment replacement fund	165	191
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$2,962	$1,274

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2020	2019
Total interest paid	$27	$39
Income taxes paid	$1	$66

Supplemental schedule of noncash investing and financing activities:

Non-cash consideration for the acquisition of the 1 Hotel South Beach in 2019 included the issuance of $23 million of Host L.P. preferred OP units and $3 million of Host L.P. common OP units.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

(in millions)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,628	$9,671
Right-of-use assets	598	595
Due from managers	37	63
Advances to and investments in affiliates	61	56
Furniture, fixtures and equipment replacement fund	165	176
Other	161	171
Cash and cash equivalents	2,796	1,573
Total assets	$13,446	$12,305

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,777	$2,776
Credit facility, including term loans of $997	2,489	989
Other	29	29
Total debt	5,295	3,794
Lease liabilities	609	606
Accounts payable and accrued expenses	222	263
Other	166	175
Total liabilities	6,292	4,838

Limited partnership interests of third parties	84	142

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,135	7,374
Accumulated other comprehensive loss	(72)	(56)
Total Host Hotels & Resorts, L.P. capital	7,064	7,319
Non-controlling interests—consolidated partnerships	6	6
Total capital	7,070	7,325
Total liabilities, limited partnership interest of third parties and capital	$13,446	$12,305

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2020 and 2019

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2020	2019
REVENUES
Rooms	$626	$857
Food and beverage	330	433
Other	96	100
Total revenues	1,052	1,390
EXPENSES
Rooms	187	217
Food and beverage	245	285
Other departmental and support expenses	319	327
Management fees	30	54
Other property-level expenses	93	92
Depreciation and amortization	164	170
Corporate and other expenses	25	29
Total operating costs and expenses	1,063	1,174
OPERATING PROFIT (LOSS)	(11)	216
Interest income	6	8
Interest expense	(37)	(43)
Other gains/(losses)	(1)	5
Loss on foreign currency transactions and derivatives	(1)	—
Equity in earnings of affiliates	4	5
INCOME (LOSS) BEFORE INCOME TAXES	(40)	191
Benefit (provision) for income taxes	37	(2)
NET INCOME (LOSS)	(3)	189
Less: Net income attributable to non-controlling interests	—	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(3)	$188
Basic earnings per common unit	$—	$.26
Diluted earnings per common unit	$—	$.26

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2020 and 2019

(unaudited, in millions)

	Quarter ended March 31,
	2020	2019
NET INCOME (LOSS)	$(3)	$189
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(19)	—
Change in fair value of derivative instruments	3	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(16)	—
COMPREHENSIVE INCOME (LOSS)	(19)	189
Less: Comprehensive income attributable to non-controlling interests	—	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(19)	$188

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2020 and 2019

(unaudited, in millions)

	Quarter ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(3)	$189
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	164	170
Amortization of finance costs, discounts and premiums, net	2	2
Stock compensation expense	3	4
Other (gains)/losses	1	(5)
(Gain) loss on foreign currency transactions and derivatives	1	—
Equity in earnings of affiliates	(4)	(5)
Change in due from managers	22	(76)
Changes in other assets	(18)	17
Changes in other liabilities	(11)	(89)
Net cash provided by operating activities	157	207

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1	276
Proceeds from loan receivable	28	—
Advances to and investments in affiliates	(1)	(1)
Acquisitions	—	(593)
Capital expenditures:
Renewals and replacements	(55)	(58)
Return on investment	(76)	(52)
Net cash used in investing activities	(103)	(428)

FINANCING ACTIVITIES
Draws on credit facility	1,500	—
Repurchase of common OP units	(147)	—
Distributions on common OP units	(181)	(188)
Distributions and payments to non-controlling interests	—	(68)
Other financing activities	(6)	(5)
Net cash provided by (used in) financing activities	1,166	(261)
Effects of exchange rate changes on cash held	(8)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,212	(482)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,962	$1,274

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2020 and 2019

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2020	March 31, 2019
Cash and cash equivalents	$2,796	$1,082
Restricted cash (included in other assets)	1	1
Cash included in furniture, fixtures and equipment replacement fund	165	191
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$2,962	$1,274

 The following table presents cash paid during the quarter for the following:

	Quarter ended March 31,
	2020	2019
Total interest paid	$27	$39
Income taxes paid	$1	$66

Supplemental schedule of noncash investing and financing activities:

Non-cash consideration for the acquisition of the 1 Hotel South Beach in 2019 included the issuance of $23 million of Host L.P. preferred OP units and $3 million of Host L.P. common OP units.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2020, Host Inc. holds approximately 99% of Host L.P.’s OP units.

Liquidity and Management’s Plans

Due to a significant decline in travel resulting from the global coronavirus (COVID-19) pandemic, we have suspended operations at 35 hotels currently and we may in the future suspend operations at additional hotels. The global impact of the pandemic has been rapidly evolving and, in the United States, certain states and cities, including most where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closing, "stay at home" rules and restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is having a severe impact on the U.S. lodging industry. The ongoing effects of COVID-19 on our operations and future bookings have had and will continue to have a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted. During the quarter, we drew down the entire $1.5 billion of capacity on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility. We are taking further measures to improve our liquidity, including operating expense reductions, capital expenditures deferrals, substantially suspending future dividends and suspension of common stock repurchases. We have also reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and defer certain hotel initiatives and brand standards.

We are currently in compliance with all our debt covenants and expect to remain so through the second quarter of 2020. Additionally, absent a breach of credit facility covenants, described below, we believe we have sufficient liquidity to fund cash flow shortfalls through the next twelve months. We also have no significant debt maturities until 2023. However, due to the current level of operations, we believe that it is probable we would breach certain of our credit facility covenants based on third quarter of 2020 results. Therefore, we are currently in discussions with the lenders under our credit facility to seek a waiver from these covenants. We note that over the past month several other companies in the lodging industry have already negotiated waivers under their agreements and have obtained, among other terms, waiver of their covenants for 12 months. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections. If we were not able to obtain a waiver and an event of default were to occur, this could lead to the potential acceleration of amounts due under the credit facility as well as our senior notes.  Notwithstanding our belief that we will be successful in obtaining a waiver under the credit facility, we continue to have ample access to other sources of liquidity including $2.5 billion of available cash as of April 30, 2020,  access to capital markets, or we could choose to raise cash by selling hotel properties, although there can be no assurances we would be successful on terms favorable to us.

Management’s primary mitigation plan to avoid a default under its credit facility is to obtain a waiver from its creditors. There can be no assurance that we will be able to obtain a waiver in a timely manner, or on acceptable terms, if at all. The failure to obtain a waiver, or otherwise repay the debt, could lead to an event of default which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Portfolio

As of March 31, 2020, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	75
Brazil	3
Canada	2
Total	80

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2019.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2020, and the results of our operations and cash flows for the quarters ended March 31, 2020 and 2019, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations as well as the impact from the COVID-19 pandemic.

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

Basic earnings per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 7.5 million common OP units, which are convertible into 7.6 million common shares, that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2020	2019
Net income (loss)	$(3)	$189
Less: Net income attributable to non-controlling interests	—	(3)
Net income (loss) attributable to Host Inc.	$(3)	$186

Basic weighted average shares outstanding	708.1	740.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.2
Diluted weighted average shares outstanding	708.1	740.8

Basic earnings per common share	$—	$.25
Diluted earnings per common share	$—	$.25

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2020	2019
Net income (loss)	$(3)	$189
Less: Net income attributable to non-controlling interests	—	(1)
Net income (loss) attributable to Host L.P.	$(3)	$188

Basic weighted average units outstanding	700.7	732.5
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.2
Diluted weighted average units outstanding	700.7	732.7

Basic earnings per common unit	$—	$.26
Diluted earnings per common unit	$—	$.26

4.	Revenue

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

Disaggregation of Revenues. While we do not consider the following division by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 9 – Geographic Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2020	2019
Florida Gulf Coast	$109	$121
San Francisco/San Jose	106	135
Maui/Oahu	93	104
San Diego	87	129
Phoenix	83	109
New York	77	103
Miami	60	42
Washington, D.C. (Central Business District)	54	75
Orlando	53	70
Boston	35	54
Los Angeles	35	45
Atlanta	30	46
Houston	25	31
New Orleans	24	30
Northern Virginia	21	36
Jacksonville	19	28
Seattle	18	24
Orange County	17	30
San Antonio	17	31
Chicago	16	27
Denver	15	19
Philadelphia	13	18
Other	31	64
Domestic	1,038	1,371
International	14	19
Total	$1,052	$1,390

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2020	December 31, 2019
Land and land improvements	$2,058	$2,062
Buildings and leasehold improvements	13,406	13,308
Furniture and equipment	2,409	2,362
Construction in progress	228	262
	18,101	17,994
Less accumulated depreciation and amortization	(8,473)	(8,323)
	$9,628	$9,671

n

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt

Credit Facility. During the quarter, we drew the entire $1.5 billion of capacity on the revolver portion of our credit facility.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
Net loss	—	—	—	(3)	—	(3)	—
Issuance of common stock for comprehensive stock plans, net	—	(5)	—	—	—	(5)	—
Repurchase of common stock	—	(147)	—	—	—	(147)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non- controlling interests	—	—	—	—	—	—	(2)
Changes in ownership and other	—	57	—	—	—	57	(56)
Other comprehensive loss	—	—	(16)	—	—	(16)	—
Balance, March 31, 2020	$7	$7,580	$(72)	$(451)	$6	$7,070	$84

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$7,566	$128
Net income	—	—	—	186	1	187	2
Issuance of common stock for comprehensive stock plans, net	—	(2)	—	—	—	(2)	—
Dividends declared on common stock	—	—	—	(148)	—	(148)	—
Distributions to non-controlling interests	—	—	—	—	(67)	(67)	(2)
Changes in ownership and other	—	(16)	—	(1)	1	(16)	19
Balance, March 31, 2019	$7	$8,138	$(59)	$(573)	$7	$7,520	$147

Capital of Host L.P.

As of March 31, 2020, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

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

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
Net loss	—	(3)	—	—	(3)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(5)	—	—	(5)	—
Repurchase of common OP units	—	(147)	—	—	(147)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Changes in ownership and other	—	57	—	—	57	(56)
Other comprehensive income	—	—	(16)	—	(16)	—
Balance, March 31, 2020	$1	$7,135	$(72)	$6	$7,070	$84

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2018	$1	$7,552	$(59)	$72	$7,566	$128
Net income	—	186	—	1	187	2
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(2)	—	—	(2)	—
Distributions declared on common OP units	—	(148)	—	—	(148)	(2)
Distributions to non-controlling interests	—	—	—	(67)	(67)	—
Changes in ownership and other	—	(17)	—	1	(16)	19
Balance, March 31, 2019	$1	$7,571	$(59)	$7	$7,520	$147

Share Repurchases

As of March 31, 2020, we have $371 million available for repurchase under our common share repurchase program. During the first quarter of 2020, we repurchased 8.9 million shares at an average price of $16.49 per share, exclusive of commissions, through our common share repurchase program for a total of $147 million.

Dividends/Distributions

On February 19, 2020, Host Inc.’s Board of Directors declared a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2020 to stockholders of record as of March 31, 2020. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

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

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,777	$2,490	$2,776	$2,953
Credit facility (Level 2)	2,489	2,426	989	1,000

E

9.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Accordingly, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of March 31, 2020. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
United States	$1,038	$1,371	$9,543	$9,570
Brazil	4	6	35	45
Canada	10	13	50	56
Total	$1,052	$1,390	$9,628	$9,671

10.	Non-controlling Interests

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2020	December 31, 2019
Common OP units outstanding (millions)	7.5	7.5
Market price per Host Inc. common share	$11.04	$18.55
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$84	$142
Historical cost (millions)	77	79
Book value (millions) (1)	84	142
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $6 million as of March 31, 2020 and December 31, 2019.

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of March 31, 2020 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the duration and scope of the COVID-19 pandemic and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates, business investment and consumer discretionary spending; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in U.S. markets where we own hotels and a worsening of economic conditions or low levels of economic growth in these markets; the effects on hotel operations of steps we and our hotel managers take to reduce operating costs in response to the COVID-19 pandemic (see also Part II Item 1A for additional risks relating to COVID-19);

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth or the potential for an economic recession as a result of COVID-19 pandemic, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location such as natural disasters, weather, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•

the impact of geopolitical developments outside the United States, such as the pace of economic growth in Europe, the effects of the United Kingdom’s withdrawal from the European Union, escalating trade tensions between the United States and its trading partners such as China, or conflicts in the Middle East, all of which could affect the relative volatility of global credit markets generally, global travel and lodging demand within the United States;

•	risks that U.S. immigration policies and travel ban will suppress international travel to the United States generally;
•

volatility in global financial and credit markets, in particular because of the COVID-19 pandemic, and the impact of budget deficits and potential U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, which could materially adversely affect U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

•

operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs or changes in workplace rules that affect labor costs and risks relating to the response to the COVID-19 pandemic such as increased costs relating to furloughed hotel employees as a result of measures taken by our hotel managers in response to the COVID-19 pandemic;

•	the effect of rating agency downgrades of our debt securities on the cost and availability of new debt financings;
•

the reduction in our operating flexibility and the limitation on our ability to incur debt, pay dividends and make distributions resulting from restrictive covenants in our debt agreements, which limit the amount of distributions from Host L.P. to Host Inc., and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk that a default could occur as a result of the decline in operations due to the COVID-19 pandemic (see also Part II Item 1A for additional information relating to this default risk);

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
•

the ability to complete hotel renovations on schedule and under budget and the potential for increased costs and construction delays due to government restrictions on non-essential activities and shortages of supplies as a result of supply chain disruptions due to the COVID-19 pandemic;

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
•

the ability of Host Inc. and each of the REITs acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for federal income tax purposes and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and

•

risks associated with our ability to execute our dividend policy, including factors such as the need to preserve cash and financial flexibility in response to the COVID-19 pandemic, investment activity, operating results and the economic outlook, any or all of which may influence the decision of our board of directors as to whether to pay future dividends at levels previously disclosed or to use available cash to pay special dividends.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

COVID-19 Response

Since first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility in financial markets. The global impact of the COVID-19 pandemic has been rapidly evolving and, in the United States, certain states and cities, including most where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closing, "stay at home" rules and restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is having a severe impact on the U.S. lodging industry. The ongoing effects of COVID-19 on our operations and future bookings have had and will continue to have a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted. In response to the pandemic, we have taken the following actions:

•

Suspended operations at 35 of our hotels as of May 6, 2020, while continuing to operate the remaining 45 hotels at reduced capacity so long as they generate revenue greater than the incremental costs associated with staying open; we may suspend operations at additional hotels if appropriate in order to further reduce operating costs;

•

Working with our hotel managers, implemented portfolio-wide cost reductions including significantly reducing staffing levels by furloughing as much as 80% of the hotel workforce, reducing shared services fees, suspending food and beverage outlet operations, closing guestroom floors and meeting space, and temporary suspension of brand standards, resulting in an expected reduction in hotel operating costs across the portfolio by approximately 70-75% in April, compared to initial forecasts;

•	Accrued approximately $35 million in the first quarter for benefits that will be provided to hotel employees furloughed by our hotel managers through June 1, 2020;
•

Average occupancy of 29% in March and approximately 12% in April, due in part to accommodating alternative sources of demand, including from governmental authorities and local organizations seeking temporary accommodations for groups, such as medical personnel, first responders and military personnel;

•

Suspended contributions to hotels’ FF&E escrow accounts and suspended or deferred non-essential capital projects, which we expect will reduce full year capital expenditures spending by approximately $100 million to $125 million compared to the forecast range as reported in our Annual Report on Form 10-K;

•

Increased liquidity by accessing $1.5 billion of capacity under the revolver portion of our credit facility in March 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility. We have also engaged in discussions with our credit facility lenders for flexibility in financial covenant requirements;

•

Anticipate temporarily suspending or paying a nominal dividend until further notice. The first quarter dividend paid in April 2020 totaled approximately $141 million. All future dividends are subject to approval by the Board of Directors; and

•	Anticipate reducing 2020 corporate expenses 10-15% through reduced travel, compensation and other overhead.

In addition, we are in the process of evaluating the benefit of obtaining stimulus relief available under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Federal Reserve’s Primary Market Corporate Credit Facility (PMCCF). Although we bear the expense for the wages and benefits of all persons working at our hotels, we understand our operators are reviewing the opportunity to file for the Employee Retention Credit to partially offset the costs for its furloughed hotel employees under Title II of the CARES Act. We have not filed for any relief under the CARES Act.

The impact of the COVID-19 pandemic on the company remains fluid, as does our corporate and property-level response, together with the response of our hotel operators. There remains a great deal of uncertainty surrounding the trends and duration of the COVID-19 pandemic and we are monitoring developments on an ongoing basis. We, and our hotel managers, may take additional actions in response to future developments.

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2020	2019	Change
Total revenues	$1,052	$1,390	(24.3)%
Net income (loss)	(3)	189	N/M
Operating profit (loss)	(11)	216	N/M
Operating profit (loss) margin under GAAP	(1.0)%	15.5%	(1,650	bps)
EBITDAre and Adjusted EBITDAre (1)	$164	$406	(59.6)%
Diluted earnings per common share	—	0.25	(100.0)%
NAREIT FFO and Adjusted FFO per diluted share (1)	0.23	0.48	(52.1)%

All Owned Hotel Data (2):
	Quarter ended March 31,
	2020	2019	Change
All owned hotel revenues (pro forma) (1)	$1,052	$1,314	(19.9)%
All owned hotel EBITDA (pro forma) (1)	178	400	(55.5)%
All owned hotel EBITDA margin (pro forma) (1)	16.9%	30.4%	(1,350	bps)
Change in all owned hotel Total RevPAR - Constant US$	(21.0)%
Change in all owned hotel RevPAR - Constant US$	(23.3)%
Change in all owned hotel RevPAR - Nominal US$	(23.4)%
Change in domestic RevPAR	(23.4)%
Change in international RevPAR - Constant US$	(19.1)%
___________

(1)

EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and all owned hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP (U.S. Generally Accepted Accounting Principles) financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)

Due to the COVID-19 pandemic and its effects on operations, we are presenting hotel operating results on an All Hotel pro forma basis. Thus, operating results are presented for all consolidated properties owned as of March 31, 2020 and do not include the results of operations for properties sold in 2019. Additionally, operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership.

Operations

Total revenues declined $338 million, or 24.3%, for the quarter due to the suspended operations, as travel restrictions in most states began in mid-March of 2020 and starting then we experienced a sharp decline in group, business and leisure travel resulting from these restrictions and the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings which are typically drivers of demand at our hotels. All owned hotel RevPAR and Total RevPAR for the quarter declined 23.3% and 21.0%, respectively, as occupancy and food and beverage revenues experienced significant declines.

All owned hotel Total RevPAR in our Miami and Florida Gulf Coast markets declined the least during the quarter, with decreases of 4.6% and 11.9%, respectively, due to the Super Bowl held in Miami in February and airline crew business at the Tampa Airport Marriott. The largest all owned hotel Total RevPAR declines during the quarter were in the San Antonio, Jacksonville and Washington, D.C. CBD markets, with declines of 46.9%, 32.5% and 28.7%, respectively, due to suspended operations at certain hotels in San Antonio and Washington, D.C. CBD and a significant decline in food and beverage revenues in Jacksonville. Our San Francisco/San Jose and New York markets, our two largest markets by room count, experienced all owned hotel Total RevPAR declines of 23.1% and 26.4%, respectively, as three hotels in San Francisco and one hotel in New York have suspended operations.

As a result of the travel restrictions beginning mid-March 2020:

•

operating profit (loss) margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) declined 1,650 basis points, to (1.0)%, for the first quarter due to the decline in revenues, partially offset by cost savings measures, including significant reductions in staffing levels, reduced shared services fees and closure of food and beverage outlets;
•	all owned hotel EBITDA margin, which excludes dispositions, depreciation expense and corporate expenses declined 1,350 basis points for the quarter;
•	net income (loss) for the quarter decreased $192 million;
•	diluted earnings (loss) per share for the quarter decreased $0.25, or 100.0%;
•	Adjusted EBITDAre decreased $242 million, or 59.6%, for the quarter; and
•	Adjusted FFO per diluted share decreased $0.25, or 52.1%, for the quarter.

Because the COVID-19 related restrictions on travel were primarily implemented in mid-March, our first quarter operating results above do not reflect the full impact of the COVID-19 pandemic and we expect a further steep decline in operating results for the second quarter of 2020 as compared to these first quarter results.

Outlook

The impact of the COVID-19 pandemic has resulted in significant downward revisions to macroeconomic and industry expectations for 2020.  Government-imposed stay-at-home orders across the U.S. have resulted in unprecedented job losses and a severe decline in economic activity. Based on Blue Chip Economic Indicators, the economic consensus currently anticipates a 4.1% decline in real U.S. GDP this year, which would result in the sharpest contraction since World War II. Business investment is anticipated to fall by 9.1% and the number of individuals in the U.S. currently unemployed grew to over 30 million in April 2020. The range of potential outcomes on the economy and the lodging industry specifically is exceptionally wide, reflecting both the unpredictable nature of the disease and varying analyst assumptions surrounding the average length of the stay-at-home orders, their success in managing infection rates, and the timing and efficacy of medical solutions.

The Blue Chip Economic Indicators consensus also anticipates that the second quarter will see the sharpest contraction in real GDP, with a decline of 6.7% on a same-quarter-over-prior-year basis, followed by meaningful improvement in the second half of the year. Hotel supply growth is anticipated to be muted in the coming months as construction shutdowns have halted progress in six states, while social distancing measures and supply chain challenges have resulted in significant project delays across the rest of the U.S. In addition, a large percentage of U.S. hotels have closed temporarily, and we anticipate that the number of permanent hotel closures will be higher than historical averages. However, significant declines in industry demand resulting from reduced economic activity will more than offset the effect of lower supply growth, resulting in unprecedented occupancy and RevPAR declines. We anticipate that luxury and upper upscale hotels in top markets, which are the markets where a majority of our hotels are located, will be most heavily affected by the current crisis, due in part to the sharp decline in air travel and international travel in particular, which is expected to decline by over 50%. At the same time, we believe that as the crisis wanes, our resort hotels have the potential to outperform urban locations, benefiting from pent-up demand in the second half of the year, as industry analysts anticipate leisure travel to lead the recovery.

Despite the potential for improving macroeconomic trends in the second half of the year, assuming a gradual lifting of social distancing measures, we anticipate that the industry outlook will continue to be weighed down by the slow return of corporate and group travel, as businesses are likely to remain cautious. In addition, consumer confidence and leisure demand will continue to be affected by a weakened labor market and reduced wealth and spending power. Given the unprecedented and unpredictable nature of the pandemic and its effect on our industry, we are not able to provide a forecast for RevPAR, net income or EBITDA at this time.

Strategic Initiatives

Balance Sheet. During the quarter, we drew the entire $1.5 billion of capacity under the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 outbreak.

Capital Projects. We have cancelled or deferred certain projects, mainly composed of maintenance capital expenditures and elective renovations that will not impact hotel operations, which we expect will reduce capital expenditures spend by approximately $100 million to $125 million compared to our initial February 2020 forecast, representing approximately 50% of the projects not already completed, in construction or already procured. We have prioritized major capital projects in those assets and markets which are expected to recover faster such as leisure and drive-to destinations, as well as previously announced major return on investment projects. We are utilizing the low occupancy environment to accelerate certain projects and minimize future disruption. For full year 2020, we expect total capital expenditures of $450 million to $525 million. This total amount consists of ROI projects of approximately $290 million to $340 million and renewal and replacement expenditures of $160 million to $185 million. ROI projects include approximately $180 million to $200 million for the Marriott transformational capital program discussed below.

During the first quarter of 2020, we spent approximately $76 million on ROI capital projects and $55 million on renewal and replacement projects.

We have made substantial progress on the four-year Marriott transformational capital program for 17 of our properties, which began in 2018. We believe this program will make these hotels more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements, or approximately an average of $175 million per year, which amounts are included in the forecast range of 2020 capital expenditures reflected above. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $84 million, before reductions for incentive management fees, to offset expected business disruption. Nearly 50% of the total estimated costs of the transformational capital program have been spent as of March 31, 2020. Of the 17 properties included in the program, we expect to substantially complete the projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, Santa Clara Marriott, JW Marriott Atlanta Buckhead, Minneapolis Marriott City Center and San Antonio Marriott Rivercenter by the end of 2020.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2020	2019	Change
Total revenues	$1,052	$1,390	(24.3)%
Operating costs and expenses:
Property-level costs (1)	1,038	1,145	(9.3)
Corporate and other expenses	25	29	(13.8)
Operating profit (loss)	(11)	216	N/M
Interest expense	37	43	(14.0)
Other gains/(losses)	(1)	5	N/M
Benefit (provision) for income taxes	37	(2)	N/M

Host Inc.:
Net income attributable to non-controlling interests	—	3	(100.0)
Net income (loss) attributable to Host Inc.	(3)	186	N/M

Host L.P.:
Net income attributable to non-controlling interests	—	1	(100.0)
Net income (loss) attributable to Host L.P.	(3)	188	N/M
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

For the first quarter of 2020, along with the significant declines in revenues and operating profit due to the COVID-19 pandemic, the results of hotels acquired or sold during the comparable periods impacted our year-over-year comparisons. Comparisons of our operations were affected by the acquisition of the 1 Hotel South Beach in February 2019, offset by the sale of 14 hotels in 2019. The table below presents the net increase/reduction in revenues and earnings due to the results of hotels acquired or sold during the comparable periods, collectively the “Property Transactions” (in millions):

	Quarter ended March 31,
	2020	2019	Change
Revenues:
Acquisitions	$43	$23	$20
Dispositions	—	96	(96)
Total revenues	$43	$119	$(76)
Net income (loss) (excluding gain on sale, net of tax):
Acquisitions	$12	$8	$4
Dispositions	—	19	(19)
Net income (excluding gain on sale, net of tax):	$12	$27	$(15)

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2020	2019	Change
Revenues:
Rooms	$626	$857	(27.0)%
Food and beverage	330	433	(23.8)
Other	96	100	(4.0)
Total revenues	$1,052	$1,390	(24.3)

The significant decline in revenues was due predominately to the impact of the COVID-19 pandemic, as well as the following:

Rooms. Total rooms revenues decreased $231 million, or 27.0%, for the quarter. The net effect of our Property Transactions was a decrease in rooms revenues of $52 million, or 6.1%, for the quarter.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased $103 million, or 23.8%, for the quarter.  The net effect of our Property Transactions on F&B revenues was a decrease of $17 million, or 3.9%, for the quarter.

Other revenues. Total other revenues decreased $4 million, or 4.0%, for the quarter. The net effect of our Property Transactions was a decrease in other revenues of $7 million, or 6.9%, for the quarter, while an increase in attrition and cancellation fees of $10 million in the month of March due to the COVID-19 pandemic was partially offset by a decline in other ancillary revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2020	2019	Change
Expenses:
Rooms	$187	$217	(13.8)%
Food and beverage	245	285	(14.0)
Other departmental and support expenses	319	327	(2.4)
Management fees	30	54	(44.4)
Other property-level expenses	93	92	1.1
Depreciation and amortization	164	170	(3.5)
Total property-level operating expenses	$1,038	$1,145	(9.3)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits expenses account for approximately 59% of the operating expenses at our hotels (excluding depreciation). Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The decline in expenses for rooms, food and beverage, other departmental and support, and management fees are predominately due to the impact of the COVID-19 pandemic, as well as the following:

Rooms. Rooms expenses declined $30 million, or 13.8%, for the quarter. The net effect of our Property Transactions decreased rooms expenses by $14 million, or 6.3%, for the quarter.

Food and beverage. F&B expenses decreased $40 million, or 14.0%, for the quarter. The net effect of our Property Transactions decreased F&B expenses by $11 million, or 3.8%, for the quarter.

Other departmental and support expenses. Other departmental and support expenses decreased $8 million, or 2.4%, for the first quarter, as the decline due to a decrease in operations was partially offset by furlough costs of approximately $35 million recorded in the first quarter of 2020. The net effect of our Property Transactions decreased other departmental and support expenses by $25 million, or 7.5%, for the quarter.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $11 million, or 27.3%, for the quarter. Incentive management fees, which generally are based on the amount of operating profit at each property after we receive a priority return on our investment, decreased $19 million, or 96.6%, for the quarter. The net effect of our Property Transactions decreased management fees by $3 million, or 6.4%, for the quarter.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $1 million, or 1.1%, for the quarter. The expenses were partially offset by operating profit guarantees received from Marriott under the transformational capital program of $2 million and $6 million in the first quarter of 2020 and 2019, respectively. The net effect of our Property Transactions decreased other property-level expenses by $5 million, or 6.0%, for the quarter.

Depreciation and amortization. Depreciation and amortization expense decreased $6 million, or 3.5%, for the quarter due to the sale of 14 properties in 2019.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2020	2019
General and administrative costs	$22	$25
Non-cash stock-based compensation expense	3	4
Total	$25	$29

Interest expense. Interest expense decreased for the quarter due to the refinancing of senior notes in 2019. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2020	2019
Cash interest expense(1)	$35	$41
Non-cash interest expense	2	2
Total interest expense	$37	$43
___________
(1)	Including the change in accrued interest, total cash interest paid was $27 million and $39 million for the first quarter of 2020 and 2019, respectively.

Other gains/(losses).  During the first quarter of 2019 we recognized a gain on sale of assets of $5 million related to the sale of one hotel for the period.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. For the quarter, we recorded an income tax benefit of $37 million due to the net operating loss incurred by our TRS. As a result of legislation enacted by the CARES Act, such net operating loss may be carried back up to five years in order to procure a refund of federal corporate income taxes previously paid.

Hotel RevPAR Overview

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics for the periods included in this presentation on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we are revising our presentation to instead present pro forma hotel operating results for all hotels. See “Hotel Operating Statistics” for a complete description of our methodology. We also discuss our Hotel RevPAR results by geographic location and mix of business (i.e. transient, group, or contract).

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location as of March 31, 2020 and 2019, respectively:

All Owned Hotels (pro forma) by Location in Constant US$

	As of March 31, 2020		Quarter ended March 31, 2020				Quarter ended March 31, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	1,983	$469.81	74.5%	$350.05	$513.46	$437.66	89.0%	$389.36	$584.39	(10.1)%	(12.1)%
Miami	3	1,276	443.30	70.9	314.11	498.35	408.86	85.9	351.13	522.30	(10.5)	(4.6)
Florida Gulf Coast	5	1,841	430.81	70.8	305.01	619.05	439.30	83.1	364.98	702.94	(16.4)	(11.9)
Phoenix	3	1,654	369.52	67.1	248.11	552.93	373.48	82.7	308.80	644.54	(19.7)	(14.2)
Jacksonville	1	446	363.41	57.0	207.28	466.16	367.78	78.6	289.04	690.11	(28.3)	(32.5)
San Francisco/San Jose	7	4,528	295.37	59.3	175.08	254.37	305.80	77.3	236.51	330.84	(26.0)	(23.1)
San Diego	3	3,288	244.32	61.2	149.44	291.18	252.91	76.9	194.59	349.55	(23.2)	(16.7)
Los Angeles	4	1,726	217.17	68.7	149.12	221.85	223.86	86.5	193.59	289.21	(23.0)	(23.3)
New Orleans	1	1,333	202.36	65.3	132.09	197.80	209.79	81.6	171.18	249.87	(22.8)	(20.8)
Washington, D.C. (CBD)	5	3,238	230.32	54.0	124.28	183.71	247.89	73.3	181.79	257.64	(31.6)	(28.7)
New York	3	4,261	220.61	56.1	123.75	197.15	236.38	72.0	170.27	267.69	(27.3)	(26.4)
Orlando	1	2,004	215.31	57.1	123.02	288.47	208.20	79.0	164.41	385.22	(25.2)	(25.1)
Atlanta	4	1,682	192.55	63.1	121.49	196.11	227.57	76.7	174.60	272.88	(30.4)	(28.1)
Orange County	2	925	197.46	58.4	115.30	202.33	201.08	79.0	158.85	269.03	(27.4)	(24.8)
Philadelphia	2	810	173.70	62.8	109.04	180.62	190.16	78.1	148.48	242.24	(26.6)	(25.4)
Northern Virginia	3	1,252	206.66	52.7	108.90	180.68	210.16	65.7	138.09	239.65	(21.1)	(24.6)
Houston	4	1,716	175.23	61.3	107.38	162.63	182.60	75.8	138.36	201.04	(22.4)	(19.1)
Seattle	2	1,315	193.42	54.0	104.51	149.34	194.12	77.4	150.15	203.91	(30.4)	(26.8)
Boston	3	2,715	177.13	53.0	93.85	141.90	190.33	69.4	132.03	196.44	(28.9)	(27.8)
Denver	3	1,340	161.52	50.1	80.92	125.09	161.82	64.7	104.75	158.27	(22.7)	(21.0)
San Antonio	2	1,512	186.32	43.0	80.16	122.14	196.01	77.4	151.75	229.98	(47.2)	(46.9)
Chicago	4	1,816	142.48	47.5	67.69	95.61	148.27	60.4	89.50	128.94	(24.4)	(25.8)
Other	6	2,509	166.44	57.3	95.36	134.38	168.26	73.1	122.94	175.07	(22.4)	(23.2)
Domestic	75	45,170	253.53	59.1	149.75	250.37	256.56	76.2	195.38	316.95	(23.4)	(21.0)

International	5	1,499	138.21	53.3	73.70	106.43	134.63	67.6	91.07	132.89	(19.1)	(19.9)
All Locations - Constant US$	80	46,669	250.18	58.9	147.31	245.75	253.07	75.9	192.03	311.04	(23.3)	(21.0)

All Owned Hotels (pro forma) in Nominal US$
	As of March 31, 2020		Quarter ended March 31, 2020				Quarter ended March 31, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$138.21	53.3%	$73.70	$106.43	$143.88	67.6%	$97.32	$140.81	(24.3)%	(24.4)%
Domestic	75	45,170	253.53	59.1	149.75	250.37	256.56	76.2	195.38	316.95	(23.4)	(21.0)
All Locations	80	46,669	250.18	58.9	147.31	245.75	253.34	75.9	192.23	311.30	(23.4)	(21.1)

Hotel Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business. The information below is derived from business mix data for the 80 hotels owned as of March 31, 2020. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

For the quarter, transient and group revenue declined 21.7% and 24.9%, respectively, due to the unprecedented declines in travel beginning in March 2020. Corporate group revenues were down 21%, driven by substantial cancellations and reduced booking activity, while association business declined 31.5% for the quarter. Contract revenues decreased 8.8% for the quarter.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility given the inherent volatility of the lodging industry. This strategy has resulted in a lower overall cost of capital for us, allowing us to complete opportunistic investments and acquisitions and positions us to manage potential declines in operations throughout the lodging cycle. Over the past several years, we have decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As the magnitude of the financial impact of the COVID-19 pandemic is uncertain, we believe these actions will provide us with financial flexibility until economic restrictions related to the pandemic are lifted and lodging demand begins to recover.

Under the current challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand, we have taken steps to preserve liquidity by reducing expected capital expenditures, reducing dividends, suspending stock repurchases and have worked with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund negative operations at our hotels.

Despite the challenges caused by the current COVID-19 pandemic and economic crisis, we believe that we have sufficient liquidity and access to capital markets to withstand the current decline in operating cash flow and fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist in order to enhance our liquidity, refinance senior notes and to fund cash needs. We also may seek acquisitions or other investment opportunities generated by the COVID-19 crises.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On April 15, 2020, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which dividend totaled approximately $141 million.

Capital Resources. As of March 31, 2020, we had $2,796 million of cash and cash equivalents and $165 million in our FF&E escrow reserve. In March 2020, we drew down the full $1.5 billion of available capacity under the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility. We have no material debt maturities until 2023. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, to make distributions and to make investments, is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. We are currently in compliance with all our debt covenants as of the end of the first quarter of 2020. However, due to the current and expected level of operations, we believe that it is probable we will breach certain of our credit facility covenants based on third quarter of 2020 results. Therefore, we are currently in discussions with the lenders under our credit facility to seek a waiver from these covenants.  See “Liquidity and Capital Resources—Financial Covenants” for more information.

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

Additionally, on August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its common stock share repurchase program to $1 billion from the $500 million which was previously authorized. The common stock may be purchased from time to time depending upon market conditions, and may be purchased in the open market or through private transactions or by other means, including through trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. The number of shares purchased will depend upon operating results, funds generated by hotel sales activity, dividends that may be required by those sales and investment options that may be available, including reinvesting in the portfolio or acquiring new hotels, as well as maintaining our strong leverage position. During the first quarter we repurchased 8.9 million shares at an average price of $16.49 per share, exclusive of commissions, for a total purchase price of approximately $147 million. At March 31, 2020, we have $371 million available for repurchase under the program. We do not anticipate additional repurchases in 2020.

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from hotel sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of and distributions to equity holders.

Cash Provided by Operations. Net cash provided by operations decreased $50 million to $157 million for the first quarter of 2020 compared to the same period of 2019 due primarily to the decline in operations at our properties due to the COVID-19 pandemic and funding to our properties for continued operations.

Cash Used in Investing Activities. Net cash used in investing activities was $103 million during the first quarter of 2020 compared to $428 million for the first quarter of 2019. Cash used in investing activities during the first quarter of 2020 was primarily due to $131 million of capital expenditures for the first quarter of 2020 compared to $110 million in the first quarter of 2019, while the first quarter of 2019 also included the acquisition of one hotel. Cash provided by investing activities in the first quarter of 2020 consisted of $28 million of proceeds from a loan receivable associated with the sale of a property in 2019, while the first quarter of 2019 included the disposition of one hotel.

Cash Provided by/Used in Financing Activities. In the first quarter of 2020, net cash provided by financing activities was $1,166 million compared to cash used of $261 million for the first quarter of 2019. Cash provided by financing activities in the first quarter of 2020 consisted of the $1.5 billion draw on the credit facility. Cash used in the first quarters of 2020 and 2019 primarily consisted of dividend payments and distributions.

The following table summarizes significant debt issuances, net of deferred financing costs, that were completed as of May 5, 2020 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
March	2020	Draw on the revolver portion of credit facility	$1,500
		Total issuances	$1,500

The following table summarizes significant equity transactions that have been completed through May 5, 2020 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2020	Dividend payments (1)(2)	$(320)
January - March	2020	Repurchase of 8.9 million shares of Host Inc. common stock	(147)
		Cash payments on equity transactions	$(467)
___________
(1)	In connection with the dividend payments, Host L.P. made distributions of $323 million to its common OP unit holders.
(2)	Includes the fourth quarter 2019 dividend that was paid in January 2020.

Debt

As of March 31, 2020, our total debt was $5.3 billion, with a weighted average interest rate of 3.1% and a weighted average maturity of 4.8 years. Additionally, 53% of our debt has a fixed rate of interest and none of our consolidated hotels are encumbered by mortgage debt.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of March 31, 2020:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.0	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	4.6	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	6.8	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

We currently are in compliance with all our financial covenants under the credit facility and expect to remain so through the second quarter of 2020. However, due to the current level of operations, we believe that it is probable we will breach certain of these financial covenants based on third quarter of 2020 results. Therefore, we are currently in discussions with the lenders under our credit facility to seek a waiver from these covenants. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections. If we are not able to obtain a waiver and an event of default were to occur, this could lead to the potential acceleration of amounts due under the credit facility as well as our senior notes. Notwithstanding our belief that we will be successful in obtaining a waiver under the credit facility, we continue to have ample access to other sources of liquidity including $2.5 billion of  available cash as of April 30, 2020, and access to capital markets to sell equity or debt securities, or we could choose to raise cash by selling hotel properties, although there can be no assurances we would be successful on terms favorable to us. Management’s primary mitigation plan to avoid a default under its credit facility is to obtain a waiver from its creditors. There can be no assurance that we will be able to obtain a waiver in a timely manner, or on acceptable terms, if at all. The failure to obtain a waiver, or otherwise repay the debt, could lead to an event of default which would have a material adverse effect on our financial condition.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F, Series G and Series H senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F, Series G and Series H senior notes and our actual credit ratios as of March 31, 2020:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	404%		Minimum ratio of 150%
Total indebtedness to total assets	25%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	6.6	x	Minimum ratio of 1.5x

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained an investment grade rating contained provisions providing that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for our Series C senior notes, our only remaining senior notes issued before we attained an investment grade rating) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our Series C senior notes as of March 31, 2020 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	404%		Minimum ratio of 125%
Total indebtedness to total assets	25%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	6.6	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F, Series G and Series H senior notes and our Series C senior notes, our actual ratios as reported can be slightly different.

For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2019.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2020, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on April 15, 2020 to stockholders of record on March 31, 2020. As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we intend to suspend or to only pay a nominal dividend going forward. All future dividends are subject to Board approval.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. For a detailed discussion of the new accounting standards, see “Note 2. Summary of Significant Accounting Policies” in this quarterly report.

All Owned Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics and operating results for the periods included in this presentation on a comparable hotel basis (discussed in Comparable Hotel Operating Statistics below). However, due to the COVID-19 pandemic and its effects on operations there is little comparability between periods. For this reason we are temporarily suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis including the following adjustments: (1) operating results are presented for all consolidated properties owned as of March 31, 2020 but do not include the results of operations for properties sold in 2019; and (2) operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

Comparable Hotel Operating Statistics

The following discusses our typical presentation of comparable hotels; however, this method is not being used in the current presentation. To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance.

We define our comparable hotels as properties:

(i)	that are owned or leased by us at the end of the reporting periods being compared; and
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

Historically, we have not included an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the 1 Hotel South Beach in February 2019 and therefore it was not included in our comparable hotels for 2019. We are, however, making a change to this policy going forward, which is explained below under “2020 Comparable Hotel Definition Change.”

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

2020 Comparable Hotel Definition Change

Effective January 1, 2020, the Company adjusted its definition of comparable hotels to include recent acquisitions on a pro forma basis assuming they have comparable operating environments. Operating results for acquisitions in the current and prior year will be reflected for full calendar years, to include results for periods prior to Company ownership. Management believes this will provide investors a better understanding of underlying growth trends for the Company’s current portfolio. As a result, the 1 Hotel South Beach would be included in the comparable hotel set for the quarter ended March 31, 2020.

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

•	All Owned Hotel pro forma operating results, as a measure of performance for Host Inc. and Host L.P.

The following discussion defines these measures and presents why we believe they are useful supplemental measures of our performance.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2019 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2020	2019
Net income (loss)	$(3)	$189
Interest expense	37	43
Depreciation and amortization	164	170
Income taxes	(37)	2
EBITDA	161	404
(Gain) loss on dispositions (1)	1	(2)
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(5)
Pro rata EBITDAre of equity investments	6	9
EBITDAre and Adjusted EBITDAre	$164	$406
___________
(1)	Reflects the sale of one hotel in 2019.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2020	2019
Net income (loss)	$(3)	$189
Less: Net income attributable to non-controlling interests	—	(3)
Net income (loss) attributable to Host Inc.	(3)	186
Adjustments:
(Gain) loss on dispositions (1)	1	(2)
Depreciation and amortization	164	169
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(5)
Pro rata FFO of equity investments	4	9
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	1
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)
NAREIT FFO and Adjusted FFO	$160	$356

For calculation on a per share basis (2):

Diluted weighted average shares outstanding - EPS	708.1	740.8
Assuming issuance of common shares granted under the comprehensive stock plans	0.4	—
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	708.5	740.8
Diluted earnings per common share	$—	$.25
NAREIT FFO and Adjusted FFO per diluted share	$.23	$.48
___________
(1)	Refer to the corresponding footnote on the Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a hotel-level pro forma basis as supplemental information for our investors. Our hotel results reflect the operating results of our hotels as discussed in All Owned Hotel Operating Statistics above. We present all owned hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our properties after removing the impact of the Company’s capital structure (primarily interest expense) and its asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our hotels. All owned hotel results are presented both by location and for the Company’s properties in the aggregate. We eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values have historically risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

Because of the elimination of corporate-level costs and expenses, gains or losses on disposition and depreciation and amortization expense, the hotel operating results we present do not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

While management believes that presentation of all owned hotel results is a measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of these hotels, as these decisions are based on data for individual hotels and are not based on all owned hotel results in the aggregate. For these reasons, we believe that all owned hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

The following tables present certain operating results and statistics for our hotels for the periods presented herein and a reconciliation of the differences between all owned hotel pro forma EBITDA, a non-GAAP financial measure, and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) hotel revenues and (ii) our revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, also are included in the reconciliation:

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2020	2019
Number of hotels	80	80
Number of rooms	46,669	46,669
Change in hotel Total RevPAR -
Constant US$	(21.0)%	—
Nominal US$	(21.1)%	—
Change in hotel RevPAR -
Constant US$	(23.3)%	—
Nominal US$	(23.4)%	—
Operating profit (loss) margin (1)	(1.0)%	15.5%
All Owned Hotel Pro Forma EBITDA margin (1)	16.9%	30.4%
Food and beverage profit margin (1)	25.8%	34.2%
All Owned Hotel Pro Forma food and beverage profit margin (1)	25.8%	34.4%

Net income (loss)	$(3)	$189
Depreciation and amortization	164	170
Interest expense	37	43
Provision (benefit) for income taxes	(37)	2
Gain on sale of property and corporate level income/expense	17	11
Pro forma adjustments (2)	—	(15)
All Owned Hotel Pro Forma EBITDA	$178	$400

	Quarter ended March 31, 2020			Quarter ended March 31, 2019
		Adjustments			Adjustments
	GAAP Results	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (2)	GAAP Results	Pro forma adjustments(2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (2)
Revenues
Room	$626	$—	$626	$857	$(49)	$—	$808
Food and beverage	330	—	330	433	(20)	—	413
Other	96	—	96	100	(7)	—	93
Total revenues	1,052	—	1,052	1,390	(76)	—	1,314
Expenses
Room	187	—	187	217	(14)	—	203
Food and beverage	245	—	245	285	(14)	—	271
Other	442	—	442	473	(33)	—	440
Depreciation and amortization	164	(164)	—	170	—	(170)	—
Corporate and other expenses	25	(25)	—	29	—	(29)	—
Total expenses	1,063	(189)	874	1,174	(61)	(199)	914
Operating Profit (Loss) - All Owned Hotel Pro Forma EBITDA	$(11)	$189	$178	$216	$(15)	$199	$400
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the condensed consolidated statements of operations. Hotel margins are calculated using amounts presented in the above tables.

(2)

Pro forma adjustments represent the following items: (i) the elimination of results of operations of our sold hotels, which operations are included in our condensed consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired during the presented periods. For this presentation, we no longer adjust for certain items such as gains on insurance settlements, the results of our leased office buildings and other non-hotel revenue and expense items, and they are included in the All Owned Hotel Pro Forma results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 31, 2020 and December 31, 2019, 53% and 74%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first quarter of 2020. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the first quarter of 2020, upon the maturity of two foreign currency forward purchase contracts, each with a notional amount of CAD 37.1 million ($27 million), for which we received $5 million, we entered into two new foreign currency forward purchase contracts, each with a notional amount of CAD 37.1 million ($26 million) that mature in September 2020. We also have one foreign currency forward sale contract with a notional amount of CAD 25 million ($19 million). The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes.

See Item 7A of our most recent Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls and Procedures (Host Hotels & Resorts, Inc.)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures (Host Hotels & Resorts, L.P.)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The current COVID-19 pandemic has materially and adversely impacted our business, financial condition, results of operations, liquidity and cash flows.

Since first reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, in the United States, certain states and cities, including most where we own properties, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, school closings, "stay at home" rules, limitations on the size of gatherings, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is having a severe impact on the U.S. lodging industry. Many of our hotels have suspended operations as required by governmental orders or are operating at minimal occupancy. Many experts predict that the pandemic will trigger, or even has already triggered, a period of global economic slowdown or a global recession.

For these reasons, the COVID-19 pandemic has resulted in a sharp decline in revenues at our hotels and significantly adversely affected the ability of our hotel managers to successfully operate our hotels and has, or the continued and prolonged effects of the COVID-19 may have, a significant adverse effect on our business, financial condition, results of operations, liquidity and cash flows due to, among other factors:

•

a sharp decline in group, business and leisure travel resulting from (i) restrictions on travel imposed by governmental entities, public institutions and employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iii) the closure of amusement parks, museums and other tourist attractions, and (iv) the closure of colleges and universities;

•	a complete or partial suspension of operations at many of our properties resulting from government action or from voluntary suspensions based on a lack of lodging demand;
•	negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19; and
•

quarantines, temporary closures of businesses, states of emergencies and other restrictive measures taken by governments and organizations may negatively impact the ability of our hotel managers to continue to obtain goods and services necessary for the operation of our hotels, provide adequate hotel staffing or provide customary levels of hotel services, all of which may adversely affect the operation of our hotels.

The reduced economic activity may also result in an economic recession, which would negatively impact future lodging demand even after the restrictive measures related to the COVID-19 pandemic are lifted as, historically, trends in economic indicators such as gross domestic product, business investment, corporate profits and employment growth (all of which have been negatively impacted) all have been key indicators of the relative strength of future lodging demand. The uncertainty around the COVID-19 pandemic also has caused severe disruption and instability in global financial markets. Reduced economic activity, reductions in lodging demand and financial market instability also may have the effect of heightening many of our previously disclosed risk factors such as:

•

Risk Relating to Our Expenses: Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities and employee wages and benefits are relatively inflexible and do not necessarily decrease directly with a reduction in revenues at the hotels. For this reason, we and our hotel managers will not be able to reduce operating costs at our hotels in proportion to the reduction in revenues we currently are experiencing, resulting in the need for us to fund working capital requirements at our hotels. The COVID-19 pandemic also may cause us to incur additional expenses. For example, we accrued approximately $35 million in the first quarter for benefits that will be paid to hotel employees furloughed by the Company’s hotel managers. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we will be eligible to participate in such programs and whether conditions or restrictions imposed under such programs will be acceptable to us. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs. For example, we may experience the need for our managers to enhance health and hygiene requirements at our properties in attempts to counteract future outbreaks.

•

Risks Relating to Our Level of Indebtedness: As we previously announced, we have drawn the full $1.5 billion available under the revolver portion of our credit facility to increase our cash position and preserve financial flexibility in light of the impact resulting from COVID-19 and, accordingly, our long-term debt has increased substantially since December 31, 2019. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payment, which reduces the availability of our cash flow to fund working capital, capital expenditures, dividends and distributions and other general corporate needs. The increase in our level of debt increases our debt service payments and as a result may adversely affect our liquidity, financial condition or ability to incur additional debt.

•

Risks Relating to Our Access to Capital: As a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole.  Any disruption and instability of financial markets may result in difficulty in accessing debt and equity capital on attractive terms, or at all.  In addition, as a result of COVID-19, some credit agencies have placed a “negative outlook” on our credit ratings. If our credit ratings were to be downgraded, our access to capital and the cost of debt financing could be further negatively impacted, particularly if we were downgraded to below an investment grade rating. The interest rate we pay on our credit facility is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to increase. In addition, the terms of future debt agreements could include more restrictive covenants which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect.

•	Risks Relating to Dividends: All of the above factors may affect our ability to continue paying dividends to our stockholders at expected levels or at all.

The effects of the COVID-19 pandemic on the lodging industry are unprecedented and already have materially adversely affected our operations.  The duration of the COVID-19 pandemic and its impact on our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and severity of the pandemic, governmental actions taken to contain the pandemic or to mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of the COVID-19 pandemic makes it extremely difficult to assess its full adverse economic impact on our business, financial condition, results of operations, liquidity and cash flows.

As a result of the impact of the COVID-19 pandemic, our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements included herein have been prepared on a going concern basis, which assumes that we will continue to operate in the normal course of business. As a result of the factors described above under “The current COVID-19 pandemic has materially and adversely impacted our business, financial condition, results of operations, liquidity and cash flows” our notes to our financial statements include a qualification as to a substantial doubt about our ability to continue as a going concern over the next twelve months. As a result of the continued suspension of operations at many of our hotels and the severe decline in revenues resulting from the COVID-19 pandemic, we believe that it is probable we will breach certain credit facility financial covenants based on third quarter of 2020 results. Therefore, we are currently in discussions with the lenders under our credit facility to seek a waiver from these covenants. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other lender protections and there can be no assurance that we will be able to obtain a waiver in a timely manner, or on favorable terms, if at all. If we are not able to obtain a waiver and an event of default were to occur, this could lead to the potential acceleration of amounts due under the credit facility as well as our senior notes, which would adversely affect our financial condition and liquidity. The foregoing raises substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may negatively affect the price of our common stock and our investment grade credit rating and may make it challenging for us to issue additional debt on favorable terms to the extent necessary or desirable to increase our liquidity.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 – January 31, 2020	6,073,513	$16.96	6,073,513	$415
February 1, 2020 – February 29, 2020	2,100,412	16.03	2,100,412	381
March 1, 2020 – March 31, 2020	719,800	13.89	719,800	371
Total	8,893,725	$16.49	8,893,725	$371

*	Prices shown are exclusive of commissions paid.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased	Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 – January 31, 2020	5,951,729*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
February 1, 2020 – February 29, 2020	2,056,594*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2020 – March 31, 2020	708,277*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	8,716,600		––	––

*

Reflects 6,014; 379; and 3,623 common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock for the months of January, February and March, respectively, and 5,945,715; 2,056,215; and 704,654 common OP units for the months of January, February and March, respectively, redeemed to fund the repurchase by Host Inc. of the shares of common stock listed above as part of its publicly announced share repurchase program.

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to other parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

May 8, 2020	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Principal Financial Officer Treasurer and Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 8, 2020	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Principal Financial Officer Treasurer and Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.