Form 10-Q
period 2020-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2020-07-31
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, there were 705,263,208 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context requires otherwise, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between Host Inc. and Host L.P. We use the terms “we,” “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2020 and December 31, 2019

(in millions, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,613	$9,671
Right-of-use assets	595	595
Due from managers	6	63
Advances to and investments in affiliates	38	56
Furniture, fixtures and equipment replacement fund	154	176
Other	206	171
Cash and cash equivalents	1,578	1,573
Total assets	$12,190	$12,305

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$2,778	$2,776
Credit facility, including term loans of $997	1,736	989
Other debt	29	29
Total debt	4,543	3,794
Lease liabilities	607	606
Accounts payable and accrued expenses	68	263
Other	169	175
Total liabilities	5,387	4,838

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	81	142

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 705.2 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,586	7,675
Accumulated other comprehensive loss	(74)	(56)
Deficit	(802)	(307)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,717	7,319
Non-redeemable non-controlling interests—other consolidated partnerships	5	6
Total equity	6,722	7,325
Total liabilities, non-controlling interests and equity	$12,190	$12,305

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2020 and 2019

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
REVENUES
Rooms	$61	$931	$687	$1,788
Food and beverage	11	449	341	882
Other	31	103	127	203
Total revenues	103	1,483	1,155	2,873
EXPENSES
Rooms	43	226	230	443
Food and beverage	39	290	284	575
Other departmental and support expenses	113	334	432	661
Management fees	(2)	71	28	125
Other property-level expenses	70	91	163	183
Depreciation and amortization	168	166	332	336
Corporate and other expenses	25	25	50	54
Total operating costs and expenses	456	1,203	1,519	2,377
OPERATING PROFIT (LOSS)	(353)	280	(364)	496
Interest income	1	7	7	15
Interest expense	(40)	(43)	(77)	(86)
Other gains/(losses)	13	57	12	62
Gain on foreign currency transactions and derivatives	2	1	1	1
Equity in earnings (losses) of affiliates	(25)	4	(21)	9
INCOME (LOSS) BEFORE INCOME TAXES	(402)	306	(442)	497
Benefit (provision) for income taxes	46	(16)	83	(18)
NET INCOME (LOSS)	(356)	290	(359)	479
Less: Net (income) loss attributable to non-controlling interests	4	(4)	4	(7)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(352)	$286	$(355)	$472
Basic earnings (loss) per common share	$(.50)	$.39	$(.50)	$.64
Diluted earnings (loss) per common share	$(.50)	$.39	$(.50)	$.64

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2020 and 2019

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(356)	$290	$(359)	$479
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	3	(19)	3
Change in fair value of derivative instruments	(2)	(1)	1	(1)
Amounts reclassified from other comprehensive income (loss)	—	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2)	3	(18)	3
COMPREHENSIVE INCOME (LOSS)	(358)	293	(377)	482
Less: Comprehensive (income) loss attributable to non-controlling interests	4	(4)	4	(7)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(354)	$289	$(373)	$475

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2020 and 2019

(unaudited, in millions)

	Year-to-date ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(359)	$479
Adjustments to reconcile to cash provided by (used in) operations:
Depreciation and amortization	332	336
Amortization of finance costs, discounts and premiums, net	3	3
Loss on extinguishment of debt	1	—
Stock compensation expense	7	7
Deferred income taxes	—	1
Other gains	(12)	(62)
Gain on foreign currency transactions and derivatives	(1)	(1)
Equity in (earnings) losses of affiliates	21	(9)
Change in due from managers	53	(96)
Distributions from investments in affiliates	—	7
Changes in other assets	(51)	41
Changes in other liabilities	(9)	(82)
Net cash provided by (used in) operating activities	(15)	624

INVESTING ACTIVITIES
Proceeds from sales of assets, net	11	385
Proceeds from loan receivable	28	—
Advances to and investments in affiliates	(3)	(3)
Acquisitions	—	(602)
Capital expenditures:
Renewals and replacements	(94)	(118)
Return on investment	(206)	(122)
Net cash used in investing activities	(264)	(460)

FINANCING ACTIVITIES
Financing costs	(5)	—
Draws on credit facility	1,500	—
Repayment of credit facility	(750)	—
Common stock repurchase	(147)	(200)
Dividends on common stock	(320)	(334)
Distributions and payments to non-controlling interests	(3)	(72)
Other financing activities	(7)	(5)
Net cash provided by (used in) financing activities	268	(611)
Effects of exchange rate changes on cash held	(6)	1
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(17)	(446)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,733	$1,310

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2020 and 2019

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$1,578	$1,107
Restricted cash (included in other assets)	1	—
Cash included in furniture, fixtures and equipment replacement fund	154	203
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,733	$1,310

 The following table presents cash paid year-to-date for the following:

	Year-to-date ended June 30,
	2020	2019
Total interest paid	$73	$82
Income taxes paid	$—	$76

Supplemental schedule of noncash investing and financing activities:

In connection with the sale of a parcel of land adjacent to The Phoenician hotel in 2020, we received as consideration a note receivable for $9 million. The proceeds received from the sale are net of this note receivable.

Non-cash consideration for the acquisition of the 1 Hotel South Beach in 2019 included the issuance of $23 million of Host L.P. preferred OP units and $3 million of Host L.P. common OP units.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2020 and December 31, 2019

(in millions)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,613	$9,671
Right-of-use assets	595	595
Due from managers	6	63
Advances to and investments in affiliates	38	56
Furniture, fixtures and equipment replacement fund	154	176
Other	206	171
Cash and cash equivalents	1,578	1,573
Total assets	$12,190	$12,305

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$2,778	$2,776
Credit facility, including term loans of $997	1,736	989
Other	29	29
Total debt	4,543	3,794
Lease liabilities	607	606
Accounts payable and accrued expenses	68	263
Other	169	175
Total liabilities	5,387	4,838

Limited partnership interests of third parties	81	142

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,790	7,374
Accumulated other comprehensive loss	(74)	(56)
Total Host Hotels & Resorts, L.P. capital	6,717	7,319
Non-controlling interests—consolidated partnerships	5	6
Total capital	6,722	7,325
Total liabilities, limited partnership interest of third parties and capital	$12,190	$12,305

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2020 and 2019

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
REVENUES
Rooms	$61	$931	$687	$1,788
Food and beverage	11	449	341	882
Other	31	103	127	203
Total revenues	103	1,483	1,155	2,873
EXPENSES
Rooms	43	226	230	443
Food and beverage	39	290	284	575
Other departmental and support expenses	113	334	432	661
Management fees	(2)	71	28	125
Other property-level expenses	70	91	163	183
Depreciation and amortization	168	166	332	336
Corporate and other expenses	25	25	50	54
Total operating costs and expenses	456	1,203	1,519	2,377
OPERATING PROFIT (LOSS)	(353)	280	(364)	496
Interest income	1	7	7	15
Interest expense	(40)	(43)	(77)	(86)
Other gains/(losses)	13	57	12	62
Gain on foreign currency transactions and derivatives	2	1	1	1
Equity in earnings (losses) of affiliates	(25)	4	(21)	9
INCOME (LOSS) BEFORE INCOME TAXES	(402)	306	(442)	497
Benefit (provision) for income taxes	46	(16)	83	(18)
NET INCOME (LOSS)	(356)	290	(359)	479
Less: Net (income) loss attributable to non-controlling interests	1	(1)	1	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(355)	$289	$(358)	$477
Basic earnings (loss) per common unit	$(.51)	$.40	$(.51)	$.65
Diluted earnings (loss) per common unit	$(.51)	$.40	$(.51)	$.65

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2020 and 2019

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(356)	$290	$(359)	$479
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	3	(19)	3
Change in fair value of derivative instruments	(2)	(1)	1	(1)
Amounts reclassified from other comprehensive income (loss)	—	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2)	3	(18)	3
COMPREHENSIVE INCOME (LOSS)	(358)	293	(377)	482
Less: Comprehensive (income) loss attributable to non-controlling interests	1	(1)	1	(2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(357)	$292	$(376)	$480

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2020 and 2019

(unaudited, in millions)

	Year-to-date ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(359)	$479
Adjustments to reconcile to cash provided by (used in) operations:
Depreciation and amortization	332	336
Amortization of finance costs, discounts and premiums, net	3	3
Loss on extinguishment of debt	1	—
Stock compensation expense	7	7
Deferred income taxes	—	1
Other gains	(12)	(62)
Gain on foreign currency transactions and derivatives	(1)	(1)
Equity in (earnings) losses of affiliates	21	(9)
Change in due from managers	53	(96)
Distributions from investments in affiliates	—	7
Changes in other assets	(51)	41
Changes in other liabilities	(9)	(82)
Net cash provided by (used in) operating activities	(15)	624

INVESTING ACTIVITIES
Proceeds from sales of assets, net	11	385
Proceeds from loan receivable	28	—
Advances to and investments in affiliates	(3)	(3)
Acquisitions	—	(602)
Capital expenditures:
Renewals and replacements	(94)	(118)
Return on investment	(206)	(122)
Net cash used in investing activities	(264)	(460)

FINANCING ACTIVITIES
Financing costs	(5)	—
Draws on credit facility	1,500	—
Repayment of credit facility	(750)	—
Repurchase of common OP units	(147)	(200)
Distributions on common OP units	(323)	(337)
Distributions and payments to non-controlling interests	—	(69)
Other financing activities	(7)	(5)
Net cash provided by (used in) financing activities	268	(611)
Effects of exchange rate changes on cash held	(6)	1
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(17)	(446)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,733	$1,310

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2020 and 2019

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2020	June 30, 2019
Cash and cash equivalents	$1,578	$1,107
Restricted cash (included in other assets)	1	—
Cash included in furniture, fixtures and equipment replacement fund	154	203
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,733	$1,310

 The following table presents cash paid year-to-date for the following:

	Year-to-date ended June 30,
	2020	2019
Total interest paid	$73	$82
Income taxes paid	$—	$76

Supplemental schedule of noncash investing and financing activities:

In connection with the sale of a parcel of land adjacent to The Phoenician hotel in 2020, we received as consideration a note receivable for $9 million. The proceeds received from the sale are net of this note receivable.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2020, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

Liquidity and Management’s Plans

The COVID-19 pandemic has had a significant adverse impact on U.S. and global economic activity and has contributed to significant volatility in financial markets. The economic impact of the outbreak began in the first quarter of 2020 as various restrictive measures remain in place in many jurisdictions where we own hotels, including quarantines, restrictions on travel, school closings, limitations on the size of gatherings and/or restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic continues to negatively impact almost every industry directly or indirectly, including a severe impact on the U.S. lodging industry generally and our company specifically.

Through April 2020, we suspended operations at 35 hotels and, as of July 30, 2020, operations remain suspended at 16 of these hotels. The ongoing effects of COVID-19 on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted. In March 2020, we drew down the entire $1.5 billion of capacity on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility and, on June 30, 2020, we voluntarily repaid approximately $750 million of the amount outstanding. We are continuing to take further measures to preserve our liquidity, including operating expense reductions, capital expenditures deferrals, suspension of future dividends and suspension of common stock repurchases. We also have reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and defer certain hotel initiatives and brand standards.

During the second quarter, we reached an agreement with our lenders to amend the credit agreement governing our $1.5 billion revolving credit facility and two $500 million term loans. While we remain in compliance with our covenants as of June 30, 2020, the agreement suspends requirements for all existing financial maintenance covenants under the credit facility for the period beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021. As such, there is no longer substantial doubt about our ability to continue as a going concern.

Consolidated Portfolio

As of June 30, 2020, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2020, and the results of our operations for the quarter and year-to-date periods ended June 30, 2020 and 2019, respectively, and cash flows for the year-to-date periods ended June 30, 2020 and 2019, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal variations as well as the impact from the COVID-19 pandemic.

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

3.	Earnings (Loss) Per Common Share (Unit)

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 7.3 million common OP units, which are convertible into 7.5 million common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(356)	$290	$(359)	$479
Less: Net (income) loss attributable to non-controlling interests	4	(4)	4	(7)
Net income (loss) attributable to Host Inc.	$(352)	$286	$(355)	$472

Basic weighted average shares outstanding	705.1	739.1	706.7	739.9
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.3	—	0.3
Diluted weighted average shares outstanding	705.1	739.4	706.7	740.2

Basic earnings (loss) per common share	$(.50)	$.39	$(.50)	$.64
Diluted earnings (loss) per common share	$(.50)	$.39	$(.50)	$.64

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(356)	$290	$(359)	$479
Less: Net (income) loss attributable to non- controlling interests	1	(1)	1	(2)
Net income (loss) attributable to Host L.P.	$(355)	$289	$(358)	$477

Basic weighted average units outstanding	697.7	731.1	699.3	731.9
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.3	—	0.3
Diluted weighted average units outstanding	697.7	731.4	699.3	732.2

Basic earnings (loss) per common unit	$(.51)	$.40	$(.51)	$.65
Diluted earnings (loss) per common unit	$(.51)	$.40	$(.51)	$.65

4.	Revenue

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenues. While we do not consider the following presentation of revenues by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 10 – Geographic Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2020	2019	2020	2019
Florida Gulf Coast	$18	$84	$127	$205
San Francisco/San Jose	6	130	112	265
Maui/Oahu	1	102	94	206
San Diego	5	142	92	271
Phoenix	8	82	91	191
New York	16	147	93	250
Miami	5	47	65	89
Washington, D.C. (Central Business District)	3	108	57	183
Orlando	3	53	56	123
Boston	1	94	36	148
Los Angeles	5	47	40	92
Atlanta	3	40	33	86
Houston	4	30	29	61
New Orleans	—	28	24	58
Northern Virginia	1	41	22	77
Jacksonville	9	30	28	58
Seattle	—	33	18	57
Orange County	2	29	19	59
San Antonio	1	28	18	59
Chicago	2	56	18	83
Denver	2	26	17	45
Philadelphia	1	27	14	45
Other	5	56	36	120
Domestic	101	1,460	1,139	2,831
International	2	23	16	42
Total	$103	$1,483	$1,155	$2,873

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2020	December 31, 2019
Land and land improvements	$2,053	$2,062
Buildings and leasehold improvements	13,503	13,308
Furniture and equipment	2,430	2,362
Construction in progress	270	262
	18,256	17,994
Less accumulated depreciation and amortization	(8,643)	(8,323)
	$9,613	$9,671

n

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt

Credit Facility. During the second quarter, we amended (the “Amendment”) our senior unsecured bank credit facility with Bank of America, N.A., as administrative agent. The Amendment suspends requirements to comply with all existing financial maintenance covenants under the credit facility for the period beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021 (the “Covenant Relief Period”), followed by a phase in period thereafter.

The Amendment also provides for, among other things: an increase of 40 basis points in the interest rate applicable to outstanding borrowings during the Covenant Relief Period, which results in an interest rate based on our current unsecured long-term debt rating of LIBOR plus 130 basis points and LIBOR plus 140 basis points for the revolver and term facilities, respectively; the addition of a permanent LIBOR floor of 15 basis points; the addition of a minimum liquidity covenant requiring a minimum liquidity level of $300 million at the end of each month through the end of the Covenant Relief Period; certain limitations on acquisitions, distributions, repurchases, redemptions and capital expenditures during the Covenant Relief Period; limitations on debt incurrence to only those permitted under our senior notes indenture during the Covenant Relief Period; and a requirement during the Covenant Relief Period to apply the net cash proceeds in excess of $350,000,000 in the aggregate from asset sales and debt issuances (but not equity issuances) as a mandatory prepayment of amounts outstanding under the credit facility, subject to various exceptions.

In connection with the Amendment, we paid a consent fee of 7.5 basis points on the amount of each consenting lender’s commitments under the revolver and term facilities.

During the quarter, we repaid approximately $750 million of borrowings outstanding under the revolver portion of our credit facility. As of June 30, 2020, we had $750 million of available capacity under the revolver portion of the credit facility.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
Net loss	—	—	—	(355)	(1)	(356)	(3)
Issuance of common stock for comprehensive stock plans, net	—	1	—	—	—	1	—
Repurchase of common stock	—	(147)	—	—	—	(147)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Changes in ownership and other	—	57	—	1	—	58	(56)
Other comprehensive loss	—	—	(18)	—	—	(18)	—
Balance, June 30, 2020	$7	$7,586	$(74)	$(802)	$5	$6,722	$81

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2020	$7	$7,580	$(72)	$(451)	$6	$7,070	$84
Net loss	—	—	—	(352)	(1)	(353)	(3)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Changes in ownership and other	—	—	—	1	—	1	—
Other comprehensive loss	—	—	(2)	—	—	(2)	—
Balance, June 30, 2020	$7	$7,586	$(74)	$(802)	$5	$6,722	$81

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$7,566	$128
Net income	—	—	—	472	2	474	5
Issuance of common stock for comprehensive stock plans, net	—	2	—	—	—	2	—
Repurchase of common stock	—	(200)	—	—	—	(200)	—
Dividends declared on common stock	—	—	—	(294)	—	(294)	—
Distributions to non-controlling interests	—	—	—	—	(67)	(67)	(3)
Changes in ownership and other	—	(10)	—	—	—	(10)	11
Other comprehensive income	—	—	3	—	—	3	—
Balance, June 30, 2019	$7	$7,948	$(56)	$(432)	$7	$7,474	$141

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2019	$7	$8,138	$(59)	$(573)	$7	$7,520	$147
Net income	—	—	—	286	1	287	3
Issuance of common stock for comprehensive stock plans, net	—	4	—	—	—	4	—
Repurchase of common stock	—	(200)	—	—	—	(200)	—
Dividends declared on common stock	—	—	—	(145)	—	(145)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Changes in ownership and other	—	6	—	—	(1)	5	(8)
Other comprehensive income	—	—	3	—	—	3	—
Balance, June 30, 2019	$7	$7,948	$(56)	$(432)	$7	$7,474	$141

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P.

As of June 30, 2020, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. During the Covenant Relief Period, all redemptions must be made with Host Inc. common stock.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
Net loss	—	(355)	—	(1)	(356)	(3)
Issuance of common OP units to Host Inc.for comprehensive stock plans, net	—	1	—	—	1	—
Repurchase of common OP units	—	(147)	—	—	(147)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Changes in ownership and other	—	58	—	—	58	(56)
Other comprehensive loss	—	—	(18)	—	(18)	—
Balance, June 30, 2020	$1	$6,790	$(74)	$5	$6,722	$81

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2020	$1	$7,135	$(72)	$6	$7,070	$84
Net loss	—	(352)	—	(1)	(353)	(3)
Issuance of common OP units to Host Inc.for comprehensive stock plans, net	—	6	—	—	6	—
Changes in ownership and other	—	1	—	—	1	—
Other comprehensive loss	—	—	(2)	—	(2)	—
Balance, June 30, 2020	$1	$6,790	$(74)	$5	$6,722	$81

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2018	$1	$7,552	$(59)	$72	$7,566	$128
Net income	—	472	—	2	474	5
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	2	—	—	2	—
Repurchase of common OP units	—	(200)	—	—	(200)	—
Distributions declared on common OP units	—	(294)	—	—	(294)	(3)
Distributions to non-controlling interests	—	—	—	(67)	(67)	—
Changes in ownership and other	—	(10)	—	—	(10)	11
Other comprehensive income	—	—	3	—	3	—
Balance, June 30, 2019	$1	$7,522	$(56)	$7	$7,474	$141

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2019	$1	$7,571	$(59)	$7	$7,520	$147
Net income	—	286	—	1	287	3
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	4	—	—	4	—
Repurchase of common OP units	—	(200)	—	—	(200)	—
Distributions declared on common OP units	—	(145)	—	—	(145)	(1)
Changes in ownership and other	—	6	—	(1)	5	(8)
Other comprehensive income	—	—	3	—	3	—
Balance, June 30, 2019	$1	$7,522	$(56)	$7	$7,474	$141

Share Repurchases

As of June 30, 2020, we have $371 million available for repurchase under our common share repurchase program. There were no share repurchases during the second quarter of 2020.

Dividends/Distributions

During the second quarter, we suspended our regular quarterly dividend, commencing with the second quarter dividend that would have been paid in July 2020.

8.	Dispositions

During the quarter, we sold a parcel of land adjacent to The Phoenician hotel for approximately $17 million and recorded a gain on sale of $12 million. In connection with the sale, we received as consideration a note receivable for $9 million that matures in January 2021.

9.	Fair Value Measurements

We did not elect the fair value measurement option for any of our financial liabilities. The fair value of our credit facility is determined based on expected future payments discounted at a risk-adjusted rate. Our senior notes are valued

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$2,778	$2,843	$2,776	$2,953
Credit facility (Level 2)	1,736	1,750	989	1,000

E

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Accordingly, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of June 30, 2020. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
United States	$101	$1,460	$1,139	$2,831	$9,529	$9,570
Brazil	1	5	5	11	33	45
Canada	1	18	11	31	51	56
Total	$103	$1,483	$1,155	$2,873	$9,613	$9,671

11.	Non-controlling Interests

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of their carrying amount based on accumulated historical cost or their redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. During the Covenant Relief Period, all redemptions must be made with Host Inc. common stock.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2020	December 31, 2019
Common OP units outstanding (millions)	7.3	7.5
Market price per Host Inc. common share	$10.79	$18.55
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$81	$142
Historical cost (millions)	71	79
Book value (millions) (1)	81	142
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million and $6 million as of June 30, 2020 and December 31, 2019, respectively.

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

Based on our analysis of legal proceedings with which we are involved or of which we are currently aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of June 30, 2020 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the duration and scope of the COVID-19 pandemic and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; the ability of our hotel managers to operate hotels in a way that facilitate social distancing, implement enhanced cleaning protocols and other COVID-19 mitigation practices; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates, business investment and consumer discretionary spending; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in U.S. markets where we own hotels and a worsening of economic conditions or low levels of economic growth in these markets; the effects on hotel operations of steps we and our hotel managers take to reduce operating costs in response to the COVID-19 pandemic;

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about the duration of the U.S. economic recession as a result of the COVID-19 pandemic, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location such as natural disasters, weather, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

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

•	risks that U.S. immigration policies, border closings related to the COVID-19 pandemic and travel bans will suppress international travel to the United States generally;
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
•

the reduction in our operating flexibility and the limitation on our ability to incur debt, pay dividends and make distributions resulting from restrictive covenants in our debt agreements, which limit the amount of distributions from Host L.P. to Host Inc., and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk that a default could occur as a result of the decline in operations due to the COVID-19 pandemic;

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

Operating Results and Outlook

COVID-19 Response

The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility in financial markets. The economic impact of the outbreak began in the first quarter of 2020 as various restrictive measures remain in place in many jurisdictions where we own hotels, including quarantines, restrictions on travel, school closings, limitations on the size of gatherings and/or restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic continues to negatively impact almost every industry directly or indirectly, including a severe impact on the U.S. lodging industry generally and our company specifically. The ongoing effects of COVID-19 on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted. In response to the pandemic, we have taken the following actions:

•

As of July 30, 2020, reopened 19 of the 35 hotels that had suspended operations as of May 6, 2020. We will maintain operations or reopen a property when it is anticipated to generate revenue greater than the incremental costs associated with staying open;

•

Average occupancy (which includes the results of hotels with suspended operations) has increased from 6.9% in April to 10.7% for the month of June, due in part to accommodating alternative sources of demand, including from governmental authorities and local organizations seeking temporary accommodations for groups, such as medical personnel, first responders and military personnel and a slight increase in leisure demand from month to month;

•

Working with our hotel managers, implemented portfolio-wide cost reductions, including significantly reducing staffing levels by furloughing as much as 80% of the hotel workforce, reducing shared services fees, suspending food and beverage outlet operations, closing guestroom floors and meeting space, and temporarily suspending brand standards, resulting in a reduction in hotel operating costs across the portfolio by approximately 70% in the second quarter, compared to the prior year;

•

Paid health benefits of approximately $45 million in the second quarter for hotel employees furloughed by our managers and special pay, including $35 million that had been accrued in the first quarter. We also accrued $32 million in the second quarter for similar payments to be made in the third quarter;

•

Suspended contributions to our hotels’ FF&E escrow accounts and suspended or deferred non-essential capital projects, which we expect will reduce full year capital expenditures spending by approximately $100 million to $125 million compared to the forecast range as reported in our Annual Report on Form 10-K;

•

Successfully amended the credit agreement governing our $1.5 billion revolving credit facility and two $500 million term loans. Under the amendment, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021;

•	Suspended regular quarterly dividends and stock repurchases until further notice. All future dividends are subject to approval by the Board of Directors; and
•	Expect to reduce corporate expenses by 10-15% for the full year compared to the prior year, through reduced travel, compensation and other overhead.

As a result of the initiatives discussed above, we have significantly reduced our monthly cash expenditures for the second quarter. The following presents the second quarter 2020 results (in millions):

	April	May	June	Quarter ended June 30, 2020
Revenues	$24	$30	$49	$103
Net loss	(120)	(114)	(122)	(356)
Hotel-level operating loss (1)	(73)	(53)	(37)	(163)

Significant expenditures for the second quarter included in our cash burn include (in millions):

Quarter ended June 30, 2020
GAAP net cash used in operating activities	$(172)
Cash burn (1)	(399)

Components of cash burn:
Hotel-level operating loss (1)	(163)
Interest payments	(46)
Cash corporate and other expenses	(21)
Capital expenditures	(169)
___________
(1)

Hotel-level operating loss and cash burn are non-GAAP (U.S. Generally Accepted Accounting Principles) financial measures within the meaning of the rules of the Securities and Exchange Commission (“SEC”). See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

In addition, we continue to evaluate the stimulus relief available under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Federal Reserve’s Primary Market Corporate Credit Facility (PMCCF). We understand that our operators have filed or will file for the Employee Retention Credit to partially offset the costs for their furloughed hotel employees under Title II of the CARES Act, and any benefit received by our operators through the Employee Retention Credit would benefit us as we bear the expense for the wages and benefits of all persons working at our hotels. We have not filed for any relief under the CARES Act.

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

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,			Year-to-date ended June 30,
	2020	2019	Change	2020	2019	Change
Total revenues	$103	$1,483	(93.1)%	$1,155	$2,873	(59.8)%
Net income (loss)	(356)	290	N/M	(359)	479	N/M
Operating profit (loss)	(353)	280	N/M	(364)	496	N/M
Operating profit (loss) margin under GAAP	(342.7)%	18.9%	N/M	(31.5)%	17.3%	N/M
EBITDAre and Adjusted EBITDAre (1)	$(190)	$460	N/M	$(26)	$867	N/M
Diluted earnings (loss) per common share	(0.50)	0.39	N/M	(0.50)	0.64	N/M
NAREIT FFO and Adjusted FFO per diluted share (1)	(0.26)	0.53	N/M	(0.03)	1.01	N/M

All Owned Hotel Data (2):
	Quarter ended June 30,			Year-to-date ended June 30,
	2020	2019	Change	2020	2019	Change
All owned hotel revenues (pro forma) (1)	$103	$1,398	(92.6)%	$1,155	$2,712	(57.4)%
All owned hotel EBITDA (pro forma) (1)	(160)	446	N/M	18	846	(97.9)%
All owned hotel EBITDA margin (pro forma) (1)	(155.3)%	31.9%	N/M	1.6%	31.2%	(2,960	bps)
Change in all owned hotel Total RevPAR - Constant US$	(92.9)%			(57.9)%
Change in all owned hotel RevPAR - Constant US$	(93.0)%			(59.2)%
Change in all owned hotel RevPAR - Nominal US$	(93.0)%			(59.3)%
Change in domestic RevPAR	(93.0)%			(59.2)%
Change in international RevPAR - Constant US$	(95.0)%			(58.8)%
___________

(1)

EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and all owned hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)

Due to the COVID-19 pandemic and its effects on operations, we are presenting hotel operating results on an All Hotel pro forma basis. Thus, operating results are presented for all consolidated properties owned as of June 30, 2020 and do not include the results of operations for properties sold in 2019. Additionally, operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership.

N/M=Not meaningful

Operations

The following presents the monthly 2020 hotel operating results for the full portfolio and for the hotels without suspended operations during the periods presented:

	Total Portfolio			Open Hotels (1)
	April	May	June	April	May	June
Number of hotels	80	80	80	45	45	47
Number of rooms	46,669	46,670	46,670	26,379	26,379	27,280

Average Occupancy Percentage	6.9%	8.8%	10.7%	12.1%	15.3%	16.3%
Average Room Rate	$128.54	$150.16	$193.67	$134.01	$146.09	$182.26
RevPAR	$8.92	$13.29	$20.77	$16.16	$22.37	$29.71
___________
(1)	Excludes the 35, 35, and 33 hotels with partial or fully suspended operations in the months of April, May, and June, respectively.

Total revenues declined $1,380 million, or 93.1%, for the second quarter and $1,718 million, or 59.8%, year-to-date due to the suspended operations, as travel restrictions in most states began in mid-March of 2020 and we experienced a sharp decline in group, business and leisure travel resulting from these restrictions, and the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, which typically are drivers of demand at our hotels. All owned hotel RevPAR and Total RevPAR on a constant US$ basis for the quarter declined 93.0% and 92.9%, respectively, as occupancy and food and beverage revenues experienced significant declines. Year-to-date, all owned hotel RevPAR and Total RevPAR declined 59.2% and 57.9%, respectively, as positive results in January and February were offset by significant declines during the subsequent months.

All owned hotel Total RevPAR in our Jacksonville and Florida Gulf Coast markets declined the least during the quarter, with decreases of 70.9% and 81.5%, respectively, due to short-term leisure demand and limited group business. Our hotels in San Francisco/San Jose and New York, our two largest markets by room count, experienced declines in all owned hotel Total RevPAR of 95.4% and 88.6%, respectively, as three of our seven San Francisco/San Jose hotels and one of our three New York hotels suspended operations. The largest all owned hotel Total RevPAR declines occurred in our Boston, New Orleans and Maui/Oahu markets, as the Hyatt Place Waikiki was our only hotel in these markets that remained open during the quarter.

As a result of the travel restrictions beginning mid-March 2020:

•	net income (loss) decreased $646 million for the second quarter and $838 million year-to-date;
•	diluted earnings (loss) per share for the quarter decreased $0.89 for the second quarter and $1.14 year-to-date;
•	Adjusted EBITDAre decreased $650 million for the quarter and $893 million year-to-date; and
•	Adjusted FFO per diluted share decreased $0.79 for the second quarter and $1.04 year-to-date.

Outlook

The impact of the COVID-19 pandemic has resulted in significant downward revisions to macroeconomic and industry expectations for 2020.  Government-imposed stay-at-home orders across the U.S. resulted in unprecedented job losses and a severe decline in economic activity. While an employment recovery began in May as many states moved into the initial phases of reopening, a resurgence in positive cases in recent weeks has caused several markets to roll back plans, which likely will slow the pace of recovery in the near term. Based on Blue Chip Economic Indicators, the consensus currently anticipates a 5.5% decline in real U.S. GDP this year, which would result in the sharpest contraction since World War II. Business investment is anticipated to fall by 9.5%. While analysts believe the unemployment rate may have peaked in April, it is anticipated to remain elevated throughout the year, with an expected average of 9.4%. The range of potential outcomes on the economy and the lodging industry specifically is exceptionally wide, reflecting both the unprecedented nature of the crisis and varying analyst assumptions surrounding the trajectory of infection rates, and the timing and efficacy of medical solutions, including the development of a vaccine.

The Blue Chip Economic Indicators consensus also estimates that the second quarter saw a sharp contraction in real GDP, falling 33.6% on a quarter-over-quarter, seasonally adjusted basis, and that the second half of the year is expected to see the beginning of an economic recovery. Hotel supply growth is anticipated to be muted in the coming months as construction shutdowns halted progress in six states for several weeks, while social distancing measures and supply chain challenges have resulted in significant project delays across the rest of the U.S. In addition, a large percentage of U.S. hotels have closed temporarily, and we anticipate that the number of permanent hotel closures will be higher than historical averages. However, significant declines in industry demand resulting from reduced economic activity will more than offset the effect of lower supply growth, resulting in unprecedented occupancy and RevPAR declines. We anticipate that luxury and upper upscale hotels in top markets, which are the markets where a majority of our hotels are located, will be most heavily affected by the current crisis, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower anticipated recovery of corporate and group demand. At the same time, we believe that as the crisis wanes, our resort hotels will perform better than urban locations, although still at levels far below those before the COVID-19 pandemic.

As a result of the significant uncertainties for broader macroeconomic trends in the second half of the year, and more widespread implementation of social distancing measures, we anticipate that the industry outlook will continue to be weighed down by the slow return of corporate and group travel, as businesses likely will remain cautious. In addition, consumer confidence and leisure demand will continue to be affected by a weakened labor market, the recent resurgence in positive cases in multiple markets, including the sunbelt states, and reduced wealth and spending power. Given the unprecedented and unpredictable nature of the pandemic and its effect on our industry, we are not able to provide a full-year forecast for RevPAR, net income or EBITDA at this time. We believe that recovery within the lodging industry is highly dependent on the development of a vaccine or strong therapeutic.

Strategic Initiatives

Balance Sheet. In June 2020, we amended the credit agreement governing our $1.5 billion revolving credit facility and two $500 million term loans. Under the amendment, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021, while maintaining the ability to make acquisitions and raise capital, subject to certain restrictions.

In June 2020, we repaid $750 million under the revolver portion of our credit facility. As of June 30, 2020, we had $1.6 billion of cash and cash equivalents and $750 million of available capacity under the revolver portion of our credit facility. We may in the future re-draw amounts under the revolver portion of our credit facility to bolster our liquidity position.

Dispositions. During the quarter, we sold a parcel of land adjacent to The Phoenician hotel for approximately $17 million. In connection with the sale, we received as consideration a note receivable for $9 million that matures in January 2021.

Capital Projects. We have prioritized major capital projects for those assets and markets which are expected to recover faster, such as leisure and drive-to destinations, as well as previously announced major return on investment projects. We are utilizing the low occupancy environment to accelerate certain projects and minimize future disruption.

During the first half of 2020, we spent approximately $206 million on ROI capital projects and $94 million on renewal and replacement projects, representing almost 60% of the total capital expenditure projects planned for the year. We expect total spend in the second half of the year to be approximately $100 million lower than the first half. For full year 2020, we expect total capital expenditures of $475 million to $520 million. This total amount consists of ROI projects of approximately $325 million to $345 million and renewal and replacement expenditures of $150 million to $175 million. ROI projects include approximately $195 million to $200 million for the Marriott transformational capital program discussed below.

We have made substantial progress on the four-year Marriott transformational capital program, which includes 17 of our properties and began in 2018. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $84 million, before reductions for incentive management fees, to offset expected business disruption. On average, we expect to spend approximately $175 million per year. Nearly 60% of the total estimated costs of the transformational capital program have been spent as of June 30, 2020. Of the 17 properties included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, Santa Clara Marriott, Minneapolis Marriott City Center and San Antonio Marriott Rivercenter as of June 30, 2020. We also expect to complete the JW Marriott Atlanta Buckhead renovation by the end of 2020.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2020	2019	Change	2020	2019	Change
Total revenues	$103	$1,483	(93.1)%	$1,155	$2,873	(59.8)%
Operating costs and expenses:
Property-level costs (1)	431	1,178	(63.4)	1,469	2,323	(36.8)
Corporate and other expenses	25	25	—	50	54	(7.4)
Operating profit (loss)	(353)	280	N/M	(364)	496	N/M
Interest expense	40	43	(7.0)	77	86	(10.5)
Other gains/(losses)	13	57	(77.2)	12	62	(80.6)
Benefit (provision) for income taxes	46	(16)	N/M	83	(18)	N/M

Host Inc.:
Net income (loss) attributable to non-controlling interests	(4)	4	N/M	(4)	7	N/M
Net income (loss) attributable to Host Inc.	(352)	286	N/M	(355)	472	N/M

Host L.P.:
Net income (loss) attributable to non- controlling interests	(1)	1	N/M	(1)	2	N/M
Net income (loss) attributable to Host L.P.	(355)	289	N/M	(358)	477	N/M
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

The COVID-19 pandemic has resulted in a significant decline in operations in the first half of 2020. RevPAR has increased slightly each month during the second quarter, from a low of $8.92 in April to $20.77 in June. By comparison, RevPAR was $204.15 for the second quarter of 2019. There can be no assurances that increases in RevPAR will continue, particularly because of the possibility that summer leisure travel will not be replaced by an increase in business travel in the fall.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Rooms	$61	$931	(93.4)%	$687	$1,788	(61.6)%
Food and beverage	11	449	(97.6)	341	882	(61.3)
Other	31	103	(69.9)	127	203	(37.4)
Total revenues	$103	$1,483	(93.1)	$1,155	$2,873	(59.8)

The significant decline in revenues was due predominately to the impact of the COVID-19 pandemic, as follows:

Rooms. Total rooms revenues decreased $870 million, or 93.4%, and $1,101 million, or 61.6%, for the quarter and year-to-date, respectively.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased $438 million, or 97.6%, and $541 million, or 61.3%, for the quarter and year-to-date, respectively.

Other revenues. Total other revenues decreased $72 million, or 69.9%, for the quarter and $76 million, or 37.4%, year-to-date, Attrition and cancellation revenues decreased $2 million for the quarter and increased $7 million year-to-date, as a significant portion of cancellations occurred during the first quarter. We do not expect to recognize any further significant attrition and cancellation revenues related to the pandemic for the remainder of the year, as we continue to prioritize the rebooking of group business.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2020	2019	Change	2020	2019	Change
Expenses:
Rooms	$43	$226	(81.0)%	$230	$443	(48.1)%
Food and beverage	39	290	(86.6)	284	575	(50.6)
Other departmental and support expenses	113	334	(66.2)	432	661	(34.6)
Management fees	(2)	71	NM	28	125	(77.6)
Other property-level expenses	70	91	(23.1)	163	183	(10.9)
Depreciation and amortization	168	166	1.2	332	336	(1.2)
Total property-level operating expenses	$431	$1,178	(63.4)	$1,469	$2,323	(36.8)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits expenses account for approximately 61% of the operating expenses at our hotels (excluding depreciation). Due to a significant decline in operations and implementation of portfolio-wide cost reductions in response to the COVID-19 pandemic, we reduced wages and benefits expense by over 70% during the second quarter compared to the prior year. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The decline in expenses for rooms, food and beverage, other departmental and support, and management fees predominately are due to the impact of the COVID-19 pandemic, as follows:

Rooms. Rooms expenses declined $183 million, or 81.0%, for the second quarter and $213 million, or 48.1%, year-to-date.

Food and beverage. F&B expenses decreased $251 million, or 86.6%, for the quarter and $291 million, or 50.6%, year-to-date.

Other departmental and support expenses. Other departmental and support expenses decreased $221 million, or 66.2%, for the second quarter and $229 million, or 34.6%, year-to-date.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $42 million, or 93.4%, for the second quarter and $53 million, or 61.7%, year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $31 million, or 116.1%, for the quarter and $52 million, or 107.8%, year-to-date.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $21 million, or 23.1%, for the quarter and $20 million, or 10.9%, year-to-date. The expenses were partially offset by operating profit guarantees received from Marriott under the transformational capital program.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
General and administrative costs	$21	$22	$43	$47
Non-cash stock-based compensation expense	4	3	7	7
Total	$25	$25	$50	$54

Interest expense. Interest expense decreased for the quarter and year-to-date due to the refinancing of senior notes in 2019. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
Cash interest expense(1)	$38	$42	$73	$83
Non-cash interest expense	1	1	3	3
Cash debt extinguishment costs(1)	1	—	1	—
Total interest expense	$40	$43	$77	$86
___________
(1)	Including the change in accrued interest, total cash interest paid was $73 million and $82 million for year-to-date 2020 and 2019, respectively.

Other gains/(losses).  During the second quarter of 2020, we recognized a gain of approximately $12 million related to the sale of a parcel of land adjacent to The Phoenician hotel. In the second quarter of 2019 we recognized a gain of $57 million related to the sale of three hotels, while the year-to-date 2019 gain of $62 million also included the sale of one hotel in the first quarter.

Equity in earnings (losses) of affiliates. During the second quarter of 2020, our Maui timeshare joint venture recorded a $21 million impairment expense, of which our share was $14 million, on its inventory of timeshare units.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent expense paid or accrued to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. For the quarter and year-to-date, we recorded an income tax benefit of $46 million and $83 million, respectively, due to the net operating loss incurred by our TRS. As a result of legislation enacted by the CARES Act, such net operating loss may be carried back up to five years in order to procure a refund of federal corporate income taxes previously paid. Any net operating loss incurred by our TRS not carried back may be carried forward indefinitely.

Hotel RevPAR Overview

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics for the periods included in this presentation on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we are revising our presentation to instead present pro forma hotel operating results for all hotels. See “Hotel Operating Statistics” for a complete description of our methodology. We also discuss our Hotel RevPAR results by geographic location and mix of business (i.e., transient, group, or contract).

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location as of June 30, 2020 and 2019, respectively:

All Owned Hotels (pro forma) by Location in Constant US$

	As of June 30, 2020		Quarter ended June 30, 2020				Quarter ended June 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Florida Gulf Coast	5	1,842	$278.24	17.7%	$49.11	$87.12	$313.53	73.9%	$231.56	$471.22	(78.8)%	(81.5)%
Maui/Oahu	4	1,983	75.47	3.7	2.77	5.82	384.31	92.3	354.62	563.56	(99.2)	(99.0)
Jacksonville	1	446	469.00	28.1	131.95	219.50	414.11	84.1	348.40	753.61	(62.1)	(70.9)
Miami	3	1,276	276.13	8.3	22.86	39.35	299.54	80.6	241.56	390.25	(90.5)	(89.9)
Phoenix	3	1,654	185.02	6.8	12.58	53.48	277.88	74.6	207.40	488.38	(93.9)	(89.0)
San Francisco/San Jose	7	4,528	175.74	4.2	7.43	14.51	267.87	82.7	221.55	313.95	(96.6)	(95.4)
Los Angeles	4	1,726	207.67	9.9	20.48	28.05	228.49	89.1	203.54	300.39	(89.9)	(90.7)
New York	3	4,261	134.19	30.2	40.47	43.18	292.59	84.9	248.42	378.93	(83.7)	(88.6)
San Diego	3	3,288	181.47	2.5	4.57	17.07	257.34	83.0	213.66	394.65	(97.9)	(95.7)
Atlanta	4	1,682	138.09	9.6	13.23	18.55	188.81	76.7	144.87	232.21	(90.9)	(92.0)
Washington, D.C. (CBD)	5	3,238	221.94	4.6	10.14	10.76	278.76	91.5	255.04	367.23	(96.0)	(97.1)
New Orleans	1	1,333	N/M	0.0	0.29	1.94	196.98	81.0	159.65	233.90	(99.8)	(99.2)
Orange County	2	925	163.08	7.4	12.01	18.18	189.11	79.5	150.28	251.79	(92.0)	(92.8)
Orlando	1	2,004	N/M	0.1	0.05	17.24	177.39	70.7	125.33	295.11	(100.0)	(94.2)
Houston	4	1,716	112.05	13.9	15.63	20.43	181.69	74.6	135.49	193.31	(88.5)	(89.4)
Philadelphia	2	810	120.32	10.6	12.75	15.74	247.35	89.7	221.94	366.74	(94.3)	(95.7)
Northern Virginia	3	1,252	129.21	7.9	10.20	15.45	214.09	77.9	166.82	280.83	(93.9)	(94.5)
Seattle	2	1,315	196.68	1.1	2.26	5.68	234.35	85.1	199.47	271.52	(98.9)	(97.9)
Boston	3	2,715	N/M	0.2	0.28	2.05	272.01	87.8	238.87	324.76	(99.9)	(99.4)
Denver	3	1,340	112.47	7.9	8.87	10.96	176.07	79.4	139.88	210.69	(93.7)	(94.8)
San Antonio	2	1,512	123.02	5.4	6.59	9.36	186.37	75.1	139.94	200.21	(95.3)	(95.3)
Chicago	4	1,816	110.04	9.8	10.82	13.03	237.05	82.5	195.46	278.10	(94.5)	(95.3)
Other	6	2,509	109.28	13.5	14.77	18.40	175.50	83.0	145.69	207.76	(89.9)	(91.1)
Domestic	75	45,171	165.18	8.9	14.62	23.52	252.03	82.4	207.60	332.73	(93.0)	(92.9)

International	5	1,499	59.79	8.4	5.02	12.44	143.72	69.7	100.16	154.14	(95.0)	(91.9)
All Locations - Constant US$	80	46,670	161.97	8.8	14.31	23.16	249.07	82.0	204.15	327.00	(93.0)	(92.9)

All Owned Hotels (pro forma) in Nominal US$
	As of June 30, 2020		Quarter ended June 30, 2020				Quarter ended June 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$59.79	8.4%	$5.02	$12.44	$158.97	69.7%	$110.79	$169.04	(95.5)%	(92.6)%
Domestic	75	45,171	165.18	8.9	14.62	23.52	252.03	82.4	207.60	332.73	(93.0)	(92.9)
All Locations	80	46,670	161.97	8.8	14.31	23.16	249.49	82.0	204.49	327.47	(93.0)	(92.9)

All Owned Hotels (pro forma) by Location in Constant US$

	As of June 30, 2020		Year-to-date ended June 30, 2020				Year-to-date ended June 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Florida Gulf Coast	5	1,842	$400.35	44.2%	$177.03	$353.01	$379.76	78.4%	$297.90	$586.44	(40.6)%	(39.8)%
Maui/Oahu	4	1,983	451.32	39.1	176.41	259.64	410.35	90.6	371.89	573.91	(52.6)	(54.8)
Jacksonville	1	446	398.29	42.6	169.62	342.83	391.86	81.4	318.88	722.04	(46.8)	(52.5)
Miami	3	1,276	425.83	39.6	168.56	268.97	355.53	83.2	295.96	455.82	(43.0)	(41.0)
Phoenix	3	1,654	352.56	37.0	130.34	303.21	327.86	78.6	257.82	566.03	(49.4)	(46.4)
San Francisco/San Jose	7	4,528	287.40	31.8	91.26	134.44	286.10	80.0	228.99	322.35	(60.1)	(58.3)
Los Angeles	4	1,726	215.97	39.3	84.80	124.95	226.22	87.8	198.59	294.83	(57.3)	(57.6)
New York	3	4,261	190.39	43.1	82.11	120.16	266.94	78.5	209.56	323.62	(60.8)	(62.9)
San Diego	3	3,288	241.83	31.8	77.01	154.12	255.23	80.0	204.18	372.23	(62.3)	(58.6)
Atlanta	4	1,682	185.37	36.3	67.36	107.33	208.09	76.7	159.65	252.43	(57.8)	(57.5)
Washington, D.C. (CBD)	5	3,238	229.66	29.3	67.21	97.24	265.11	82.5	218.62	312.73	(69.3)	(68.9)
New Orleans	1	1,333	202.76	32.6	66.19	99.87	203.37	81.3	165.38	241.84	(60.0)	(58.7)
Orange County	2	925	193.61	32.9	63.66	110.25	195.04	79.2	154.54	260.36	(58.8)	(57.7)
Orlando	1	2,004	215.19	28.6	61.54	152.85	193.57	74.8	144.76	339.92	(57.5)	(55.0)
Houston	4	1,716	163.52	37.6	61.51	91.53	182.15	75.2	136.92	197.16	(55.1)	(53.6)
Philadelphia	2	810	165.99	36.7	60.90	98.18	220.90	83.9	185.41	304.83	(67.2)	(67.8)
Northern Virginia	3	1,252	196.57	30.3	59.55	98.07	212.31	71.8	152.53	260.36	(61.0)	(62.3)
Seattle	2	1,315	193.49	27.6	53.38	77.51	215.31	81.3	174.95	237.90	(69.5)	(67.4)
Boston	3	2,715	176.94	26.6	47.06	71.97	236.19	78.6	185.74	260.95	(74.7)	(72.4)
Denver	3	1,340	154.85	29.0	44.89	68.03	169.71	72.1	122.41	184.62	(63.3)	(63.2)
San Antonio	2	1,512	179.31	24.2	43.38	65.75	191.24	76.2	145.81	215.02	(70.3)	(69.4)
Chicago	4	1,816	136.92	28.7	39.26	54.32	199.76	71.5	142.77	203.93	(72.5)	(73.4)
Other	6	2,509	155.53	35.4	55.07	76.39	172.13	78.1	134.38	191.51	(59.0)	(60.1)
Domestic	75	45,171	242.02	34.0	82.19	136.94	254.20	79.3	201.52	324.88	(59.2)	(57.8)

International	5	1,499	127.54	30.9	39.36	59.43	139.27	68.7	95.64	143.57	(58.8)	(58.6)
All Locations - Constant US$	80	46,670	238.67	33.9	80.81	134.46	250.99	78.9	198.12	319.06	(59.2)	(57.9)

All Owned Hotels (pro forma) in Nominal US$
	As of June 30, 2020		Year-to-date ended June 30, 2020				Year-to-date ended June 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$127.54	30.9%	$39.36	$59.43	$151.58	68.7%	$104.09	$155.00	(62.2)%	(61.7)%
Domestic	75	45,171	242.02	34.0	82.19	136.94	254.20	79.3	201.52	324.88	(59.2)	(57.8)
All Locations	80	46,670	238.67	33.9	80.81	134.46	251.33	78.9	198.39	319.43	(59.3)	(57.9)

______

N/M = Not Meaningful

Hotel Business Mix

The majority of our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. The information below is derived from business mix data for the 80 hotels owned as of June 30, 2020. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended June 30, 2020		Percent change vs. Quarter ended June 30, 2019
	Room nights (in thousands)	Room revenues (in thousands)	Room nights	Room revenues
Transient business	198	$37	(90.0)%	(92.8)%
Group business	134	18	(90.0)	(94.3)
Contract business	43	6	(74.1)	(83.3)

As of July 30, 2020, 2.7 million group room nights for the year have been cancelled. This equates to an estimated $1.0 billion in total cancelled group revenue, of which approximately 62% is rooms revenue. Approximately 63% of the group room revenue lost was for the first half of the year. We believe that the pace of group and transient business remains uncertain for the second half of the year due to the uncertainty surrounding the pandemic, government restrictions on travel, and companies’ restrictions on business travel. The Company expects further cancellations of group business in the second half of the year.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility given the inherent volatility of the lodging industry. This strategy has resulted in a lower overall cost of capital for us, allowing us to complete opportunistic investments and acquisitions and positions us to manage potential declines in operations throughout the lodging cycle. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As the magnitude of the financial impact of the COVID-19 pandemic is uncertain, we believe these actions will provide us with financial flexibility until economic restrictions related to the pandemic are lifted and lodging demand begins to recover.

Under the current challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand, we have taken steps to preserve liquidity by reducing expected capital expenditures, suspending dividends and stock repurchases and have worked with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund negative operations at our hotels and corporate expenses.

Despite the challenges caused by the current COVID-19 pandemic and economic crisis, we believe we have sufficient liquidity and access to capital markets to withstand the current decline in operating cash flow and to fund our capital expenditures programs. We may continue to access capital markets if favorable conditions exist in order to enhance our liquidity, to refinance senior notes and to fund cash needs. We also may execute acquisitions or other investment opportunities generated by the COVID-19 crises.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. On April 15, 2020, we paid a dividend of $0.20 per share on Host Inc.’s common stock, which dividend totaled approximately $141 million. This was the last dividend paid prior to the suspension of future dividends as part of our COVID-19 response.

Capital Resources. As of June 30, 2020, we had $1,578 million of cash and cash equivalents, $154 million in our FF&E escrow reserve and $750 million of available capacity under the revolver portion of our credit facility. We have no material debt maturities until 2023. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, to make distributions and to make investments, is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. Following the amendment of our credit facility agreement, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021.

If, at any time, we determine that market conditions are favorable, after considering our liquidity requirements, we may cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Given the total amount of our debt and our maturity schedule, we will continue to redeem or refinance senior notes from time to time, taking advantage of favorable market conditions. In July 2019, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer, or through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions and the restrictions under the credit facility amendment. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

While we currently have $371 million available under our share repurchase program, additional repurchases are currently restricted under the credit facility amendment. There were no share repurchases during the second quarter of 2020 and we do not anticipate additional repurchases in 2020 or 2021 through the Covenant Relief Period (as defined below).

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from hotel sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of shares and distributions to equity holders.

Cash Provided by Operations. In the first half of 2020, net cash used in operations was $15 million compared to cash provided of $624 million for the first half of 2019. Cash used in operations during the first half of 2020 primarily was due to the decline in operations at our properties due to the COVID-19 pandemic and funding to our properties for continued operations.

Cash Used in Investing Activities. Net cash used in investing activities was $264 million during the first half of 2020 compared to $460 million for the first half of 2019. Cash used in investing activities during the first half of 2020 primarily was due to $300 million of capital expenditures for the first half of 2020 compared to $240 million in the first half of 2019, while 2019 also included the acquisition of one hotel. Cash provided by investing activities in the first half of 2020 included the sale of land adjacent to The Phoenician and $28 million of proceeds from the repayment of a loan receivable associated with the sale of a property in 2019, while the first half of 2019 consisted of proceeds from the disposition of four hotels.

Cash Provided by/Used in Financing Activities. In the first half of 2020, net cash provided by financing activities was $268 million compared to cash used of $611 million for the first half of 2019. Cash provided by financing activities in the first half of 2020 consisted of a net $750 million draw on the credit facility. Cash used in the first half of 2020 and 2019 primarily consisted of stock repurchases, dividend payments and distributions.

The following table summarizes significant debt issuances, net of deferred financing costs, that were completed as of July 29, 2020 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
March - June	2020	Net draw on the revolver portion of the credit facility	$750
		Total issuances	$750

The following table summarizes significant debt repayments, including prepayment premiums, that were completed as of July 29, 2020 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
July	2020	Redemption of preferred equity units of Host LP	$(22)
		Total cash repayments	$(22)

The following table summarizes significant equity transactions that have been completed through July 29, 2020 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2020	Dividend payments (1)(2)	$(320)
January - March	2020	Repurchase of 8.9 million shares of Host Inc. common stock	(147)
		Cash payments on equity transactions	$(467)
___________
(1)	In connection with the dividend payments, Host L.P. made distributions of $323 million to its common OP unit holders.
(2)	Includes the fourth quarter 2019 dividend that was paid in January 2020.

Debt

As of June 30, 2020, our total debt was $4.5 billion, with a weighted average interest rate of 3.0% and a weighted average maturity of 4.7 years. Additionally, 62% of our debt has a fixed rate of interest and none of our consolidated hotels are encumbered by mortgage debt.

On June 26, 2020, we entered into an amendment (the “Amendment”) to the existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent. The Amendment suspends requirements to comply with all existing financial maintenance covenants under the credit facility for the period beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021 (such period, the “Covenant Relief Period”). The existing financial maintenance covenants are reinstated for the quarter ending September 30, 2021, except that after the reinstatement instead of using the prior four calendar quarter’s results in the calculations, only results for the second quarter of 2021 and thereafter are used during a phase in period and the maximum permitted ratio of consolidated total debt to consolidated EBITDA (the “Leverage Ratio”) for the initial three quarters after reinstatement is increased from 7.25:1.00 to 8.25:1.00 for the first quarter, 8.00:1.00 for the second quarter and 7.75:1.00 for the third quarter. The Amendment permits us to terminate the Covenant Relief Period at any time, subject to demonstrating satisfaction of the financial maintenance covenants that otherwise would apply for the quarter ending September 30, 2021. The Amendment also provides for, among other things:

•

an increase in the interest rate applicable to outstanding borrowings during the Covenant Relief Period, with the rate being increased by 40 basis points to the applicable rate across the credit rating-based pricing grid determined according to our unsecured long-term debt rating; the interest rate based on the current unsecured long-term debt rating increases to LIBOR plus 130 basis points and LIBOR plus 140 basis points for the revolver and term facilities, respectively;

•	the addition of a permanent LIBOR floor of 15 basis points applicable to borrowings under the revolver and the term facilities;
•

the addition of a minimum liquidity covenant, which requires a minimum liquidity level of $300,000,000 at the end of each calendar month until the end of the Covenant Relief Period (subject to potential increase in the case of any future acquisitions of hotels with negative cash flow);

•

during the Covenant Relief Period, additional limitations on acquisitions which provide that we may make acquisitions including (i) property exchange transactions governed by Section 1031 of the Internal Revenue Code, (ii) acquisitions of up to $7,500,000,000 funded by issuances of equity and (iii) acquisitions of up to $1,500,000,000 funded by existing liquidity as long as we maintain minimum total liquidity of up to $500,000,000, depending on the amount of the acquisition; we also may assume debt in acquisitions, provided that the debt to undepreciated real estate assets ratio shall not exceed 0.35:1.00 calculated on a pro forma basis;
•

during the Covenant Relief Period, additional limitations on the ability to make distributions and repurchases or redemptions, with certain exceptions, including the ability to make distributions sufficient to allow for the payment of a quarterly cash dividend by Host Inc. of $0.01 per share or higher distribution amounts to the extent necessary to allow Host Inc. to maintain REIT status or to avoid corporate income or excise taxes;

•	during the Covenant Relief Period, additional limitations on debt incurrence such that we can incur indebtedness only if the incurrence is permitted under our senior notes indenture;
•	limitations on the ability to make stock repurchases or redemptions following the Covenant Relief Period if the Leverage Ratio exceeds 7.25:1.00, subject to certain exceptions;
•

limitations on the ability to make capital expenditures from the period beginning on the effective date and ending on June 30, 2021 (or any earlier date on which the Covenant Relief Period is terminated); during this period we can fund all emergency, life safety and ordinary course maintenance capital expenditures plus $500,000,000 in other capital expenditures such as return on investment capital expenditures; and

•

a requirement during the Covenant Relief Period to apply the net cash proceeds in excess of $350,000,000 in the aggregate from asset sales and debt issuances (but not equity issuances) as a mandatory prepayment of amounts outstanding under the credit facility; the mandatory prepayment requirements for asset sales and debt issuances are subject to various exceptions, including, among other things, (1) the net cash proceeds of asset sales in an amount of up to $750,000,000 that are used in a property exchange transaction governed by Section 1031 of the Internal Revenue Code, (2) the net cash proceeds of debt issuances constituting refinancing indebtedness, (3) certain indebtedness assumed in acquisitions and (4) other indebtedness up to $10,000,000.

In connection with the Amendment, we paid a consent fee of 7.5 basis points on the amount of each consenting lender’s commitments under the revolver and term facilities.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility as of June 30, 2020, which is the last quarter prior to suspension of the covenants under the Amendment:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	4.6	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	2.7	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	4.4	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

We are in compliance with all of the financial covenants applicable to our Series D, Series E, Series F, Series G and Series H senior notes. The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F, Series G and Series H senior notes and our actual credit ratios as of June 30, 2020:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	447%		Minimum ratio of 150%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	4.1	x	Minimum ratio of 1.5x

We are in compliance with all of the financial ratios applicable to our Series D, Series E, Series F, Series G and Series H senior notes as of June 30, 2020 in order for us to be able to incur additional indebtedness. The above EBITDA-to-interest coverage ratio as of June 30, 2020 is based on results for the third and fourth quarters of 2019 and first and second quarters of 2020. This ratio was 9.9x as of year-end 2019, 6.6x as of March 31, 2020 and, as noted above, was 4.1x as of June 30, 2020.  We expect this ratio to continue to decline in 2020 as more quarters of historically poor operations caused by the COVID-19 pandemic are reflected in the calculation. We expect the ratio to fall below the 1.5x requirement as of the end of either the third or fourth quarter of 2020 and we will not be able to incur additional debt while the ratio is below this requirement,.

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained our investment grade rating provided that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for our Series C senior notes, our only remaining senior notes issued before we attained an investment grade rating) that previously limited our ability to incur indebtedness or pay dividends no longer are applicable. Even if we were to lose the investment grade rating, we would be in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the actual credit ratios for our Series C senior notes as of June 30, 2020 and the covenant requirements contained in the senior notes indenture that would be applicable at such times as our existing senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	447%		Minimum ratio of 125%
Total indebtedness to total assets	22%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	4.1	x	Minimum ratio of 2.0x
___________

*

Because of differences in the calculation methodology between our Series D, Series E, Series F, Series G and Series H senior notes and our Series C senior notes, our actual ratios as reported can be slightly different.

The above EBITDA-to-interest coverage ratio as of June 30, 2020 is based on results for the third and fourth quarters of 2019 and first and second quarters of 2020. This ratio was 9.9x as of year-end 2019, 6.6x as of March 31, 2020 and, as noted above, was 4.1x as of June 30, 2020. We expect this ratio to continue to decline in 2020 as more quarters of historically poor operations caused by the COVID-19 pandemic are reflected in the calculation. We expect the ratio to fall below the 2.0x requirement as of the end of third quarter of 2020 and, in the event we lose our investment grade rating, we will not be able to incur additional debt while the ratio is below this requirement.

For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2019.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2020, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units.

The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit. During the Covenant Relief Period, all redemptions must be made with Host Inc. common stock.

Investors should consider the non-controlling interests in the Host L.P. common OP units when analyzing dividend payments by Host Inc. to its stockholders, as these common OP unitholders share, on a pro rata basis, in cash distributed by Host L.P. to all of its common OP unitholders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other unaffiliated Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on property sales. Host Inc. paid a regular quarterly cash dividend of $0.20 per share on its common stock on April 15, 2020 to stockholders of record on March 31, 2020. As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we have suspended our regular quarterly dividends. All future dividends are subject to Board approval.

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

All Owned Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics and operating results for the periods included in this presentation on a comparable hotel basis (discussed in Comparable Hotel Operating Statistics below). However, due to the COVID-19 pandemic and its effects on operations there is little comparability between periods. For this reason we are temporarily suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of June 30, 2020, but do not include the results of operations for properties sold in 2019; and (2) operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

Comparable Hotel Operating Statistics

The following discusses our typical presentation of comparable hotels; however, this method is not being used in the current presentation as prior year presentation of comparable hotel performance is no longer relevant given the impact of COVID-19 on operations. To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance.

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

2020 Comparable Hotel Definition Change

Effective January 1, 2020, the Company adjusted its definition of comparable hotels to include recent acquisitions on a pro forma basis assuming they have comparable operating environments. Operating results for acquisitions in the current and prior year will be reflected for full calendar years, to include results for periods prior to our ownership. Management believes this will provide investors a better understanding of underlying growth trends for our current portfolio. As a result, the 1 Hotel South Beach would be included in the comparable hotel set for 2020.

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

•	All Owned Hotel pro forma operating results, as a measure of performance for Host Inc. and Host L.P., and
•	COVID-19 Non-GAAP Financial Measures, including Hotel-level operating loss and cash burn.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
Net income (loss) (1)	$(356)	$290	$(359)	$479
Interest expense	40	43	77	86
Depreciation and amortization	168	166	332	336
Income taxes	(46)	16	(83)	18
EBITDA (1)	(194)	515	(33)	919
Gain on dispositions (2)	(1)	(57)	—	(59)
Equity investment adjustments:
Equity in (earnings) losses of affiliates	25	(4)	21	(9)
Pro rata EBITDAre of equity investments	(20)	6	(14)	16
EBITDAre and Adjusted EBITDAre (1)	$(190)	$460	$(26)	$867
___________
(1)

Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the quarter ended June 30, 2020 include a gain of $12 million from the sale of land adjacent to The Phoenician and a loss of $14 million related to inventory impairment expense recorded by our Maui timeshare joint venture, reflected through equity in (earnings) losses of affiliates.

(2)	Reflects the sale of four hotels in 2019.

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2017, as a result of the reduction of the U.S. federal corporate income tax rate from 35% to 21% by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce the deferred tax assets and to increase the provision for income taxes by approximately $11 million. We do not consider this adjustment to be reflective of our ongoing operating performance and, therefore, excluded this item from Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
Net income (loss) (1)	$(356)	$290	$(359)	$479
Less: Net (income) loss attributable to non-controlling interests	4	(4)	4	(7)
Net income (loss) attributable to Host Inc.	(352)	286	(355)	472
Adjustments:
Gain on dispositions (2)	(1)	(57)	—	(59)
Depreciation and amortization	166	165	331	334
Equity investment adjustments:
Equity in (earnings) losses of affiliates	25	(4)	21	(9)
Pro rata FFO of equity investments	(20)	4	(17)	13
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	—	(1)	1
FFO adjustments for non-controlling interests of Host L.P.	(2)	(1)	(3)	(3)
NAREIT FFO (1)	(184)	393	(24)	749
Adjustments to NAREIT FFO:
Loss on debt extinguishment	1	—	1	—
Adjusted FFO (1)	$(183)	$393	$(23)	$749

For calculation on a per share basis (3):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	705.1	739.4	706.7	740.2
Diluted earnings (loss) per common share	$(.50)	$.39	$(.50)	$.64
NAREIT FFO and Adjusted FFO per diluted share	$(.26)	$.53	$(.03)	$1.01
___________
(1-2)	Refer to the corresponding footnote on the Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(3)

Diluted earnings (loss) per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a hotel-level pro forma basis as supplemental information for our investors. Our hotel results reflect the operating results of our hotels as discussed in All Owned Hotel Operating Statistics above. We present all owned hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our hotels. All owned hotel results are presented both by location and for our properties in the aggregate. We eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values have historically risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

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

While management believes that presentation of all owned hotel results is a measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of these hotels, as these decisions are based on data for individual hotels and are not based on all owned hotel results in the aggregate. For these reasons, we believe all owned hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

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

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2020	2019	2020	2019
Number of hotels	80	80	80	80
Number of rooms	46,670	46,670	46,670	46,670
Change in hotel Total RevPAR -
Constant US$	(92.9)%	—	(57.9)%	—
Nominal US$	(92.9)%	—	(57.9)%	—
Change in hotel RevPAR -
Constant US$	(93.0)%	—	(59.2)%	—
Nominal US$	(93.0)%	—	(59.3)%	—
Operating profit (loss) margin (1)	(342.7)%	18.9%	(31.5)%	17.3%
All Owned Hotel Pro Forma EBITDA margin (2)	(155.3)%	31.9%	1.6%	31.2%
Food and beverage profit margin (1)	(254.5)%	35.4%	16.7%	34.8%
All Owned Hotel Pro Forma food and beverage profit margin (2)	(254.5)%	35.6%	16.7%	34.9%

Net income (loss)	$(356)	$290	$(359)	$479
Depreciation and amortization	168	166	332	336
Interest expense	40	43	77	86
Provision (benefit) for income taxes	(46)	16	(83)	18
Gain on sale of property and corporate level income/expense	34	(44)	51	(33)
Pro forma adjustments (2)	—	(25)	—	(40)
All Owned Hotel Pro Forma EBITDA	$(160)	$446	$18	$846

	Quarter ended June 30, 2020			Quarter ended June 30, 2019
		Adjustments			Adjustments
	GAAP Results	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)	GAAP Results	Pro forma adjustments(3)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)
Revenues
Room	$61	$—	$61	$931	$(62)	$—	$869
Food and beverage	11	—	11	449	(19)	—	430
Other	31	—	31	103	(4)	—	99
Total revenues	103	—	103	1,483	(85)	—	1,398
Expenses
Room	43	—	43	226	(14)	—	212
Food and beverage	39	—	39	290	(13)	—	277
Other	181	—	181	496	(33)	—	463
Depreciation and amortization	168	(168)	—	166	—	(166)	—
Corporate and other expenses	25	(25)	—	25	—	(25)	—
Total expenses	456	(193)	263	1,203	(60)	(191)	952
Operating Profit (Loss) - All Owned Hotel Pro Forma EBITDA	$(353)	$193	$(160)	$280	$(25)	$191	$446

	Year-to-date ended June 30, 2020			Year-to-date ended June 30, 2019
		Adjustments			Adjustments
	GAAP Results	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)	GAAP Results	Pro forma adjustments(3)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)
Revenues
Room	$687	$—	$687	$1,788	$(111)	$—	$1,677
Food and beverage	341	—	341	882	(39)	—	843
Other	127	—	127	203	(11)	—	192
Total revenues	1,155	—	1,155	2,873	(161)	—	2,712
Expenses
Room	230	—	230	443	(28)	—	415
Food and beverage	284	—	284	575	(26)	—	549
Other	623	—	623	969	(67)	—	902
Depreciation and amortization	332	(332)	—	336	—	(336)	—
Corporate and other expenses	50	(50)	—	54	—	(54)	—
Total expenses	1,519	(382)	1,137	2,377	(121)	(390)	1,866
Operating Profit (Loss) - All Owned Hotel Pro Forma EBITDA	$(364)	$382	$18	$496	$(40)	$390	$846
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

COVID-19 Non-GAAP Financial Measures

Hotel-level Operating Loss

We present hotel-level operating loss because management believes this metric is helpful to investors to evaluate the monthly operating performance of our properties during the COVID-19 pandemic. We further adjust All Owned Hotel Pro Forma EBITDA to reflect benefits for furloughed employees in the month that they are provided to the employees of our properties, replacing the related GAAP expense accrual. While furlough costs may arise in various situations, the furlough costs incurred during the COVID-19 pandemic are unusually large and not reflective of how wages and benefits are generally accrued and paid, therefore management adjusts All Owned Hotel Pro Forma EBITDA to include the furlough costs based on the timing that they are provided to the employees to better reflect monthly costs and evaluate the hotel performance. We accrue for the anticipated furlough costs when our hotel managers have committed to the continuation of these benefits regardless of the timing of the benefits. For example, in March 2020 we accrued $35 million for April and May benefits for furloughed employees at our Marriott- and Hyatt-managed hotels. In June 2020, we accrued $32 million for the July, August and September benefits for our Marriott-managed hotels. As a result, our GAAP operating results reflect the timing of the commitment rather than the actual month of the benefits. While the net impact of the accrual is not significant in the evaluation of our hotel operations on a quarterly basis, we adjust for the timing of the accrual on a monthly basis to include the expense in the month that the furlough benefits are provided in order to evaluate the month-to-month changes in operating results at our properties exclusive of the timing of the accrual. Hotel-level operating loss is not intended to be, and should not be used as, a substitute for GAAP net income (loss). Because of the elimination of corporate-level costs and expenses, gains or losses on disposition and depreciation and amortization expense, the hotel-level monthly operating results we present do not represent our total operating results and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

The following table provides a reconciliation of the differences between our non-GAAP financial measure, hotel-level operating loss, and net loss, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable.

Reconciliation of Net Loss to Hotel-level Operating Loss for Host Inc. and Host L.P.

(in millions)

	April	May	June	Quarter ended June 30, 2020
Net loss	$(120)	$(114)	$(122)	$(356)
Depreciation and amortization	54	56	58	168
Interest expense	14	13	13	40
Benefit for income taxes	(8)	(16)	(22)	(46)
Gain on sale of property and corporate level income/expense	7	11	16	34
All Owned Hotel Pro Forma EBITDA	(53)	(50)	(57)	(160)
Benefits for furloughed employees adjustment	(20)	(3)	20	(3)
Hotel-level operating loss	$(73)	$(53)	$(37)	$(163)

Cash Burn

We present cash burn because management believes this metric is helpful to investors to evaluate the our ability to continue to fund operations during periods where hotels have suspended operations or are operating at very low levels of occupancy due to the COVID-19 pandemic  We define cash burn as net cash from operating activities adjusted for (i) capital expenditures; (ii) changes in short term assets and liabilities; and (iii) contributions to equity investments, as further described below. Cash burn is not intended to be, and should not be used as, a substitute for GAAP cash flow as it does not reflect the issuance or repurchase of equity, dividends, issuance or repayment of debt, or other investing activities such as the purchase or sale of properties. Adjustments include:

•

Capital Expenditures – Capital expenditures are included in the overall cash burn as they represent a significant on-going cash outflow for us.  While we continually evaluate our capital expenditure program to appropriately balance improving and renewing our hotel portfolio with our overall cash needs; we continue to anticipate capital expenditures to be a significant cash outflow.

•

Changes in short term assets and liabilities – We eliminate changes in short-term assets and liabilities, including due from managers, other assets and other liabilities, that primarily represent timing of cash inflows and outflows. As a result, cash burn includes income and expenses in better alignment with how these items are reflected on the statement of operations. These generally represent receipts and payments that will be settled within the year and do not reflect our cash savings or liquidity needs on an on-going basis.

•

Contributions to equity investments – We include contributions to equity investments that have been necessary due to the depressed operations for these investments during the COVID-19 pandemic. These are included as investing activities on the consolidated statements of cash flows.

The following table provides a reconciliation of our second quarter cash used in operating activities per our statements of cash flows to cash burn.

Reconciliation of GAAP Net Cash Used in Operating Activities to Cash Burn for Host Inc. and Host L.P.

(in millions)

Quarter ended June 30, 2020
GAAP net cash used in operating activities	$(172)

Capital expenditures	(169)
Contributions to equity investments	(1)
Timing adjustments
Change in due from managers	(31)
Change in other assets	(17)
Change in other liabilities	(9)
Cash burn	$(399)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 30, 2020 and December 31, 2019, 62% and 74%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first or second quarters of 2020. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the second quarter of 2020, upon the maturity of a foreign currency forward purchase contract with a notional amount of CAD 25 million ($18 million), for which we received approximately $1 million, we entered into a new foreign currency forward purchase contract with a notional amount of CAD 25 million ($18 million) that matures in February 2021. We also have two foreign currency forward purchase contracts, each with a notional amount of CAD 37.1 million ($27 million) that mature in September 2020. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes.

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

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On August 5, 2019, Host Inc. announced an increase from $500 million to $1 billion in the amount authorized under its share repurchase program. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount, and may be suspended at any time at our discretion. Repurchases are currently restricted under the credit facility, as amended.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2020 – April 30, 2020	––	$––	––	$371
May 1, 2020 – May 31, 2020	––	––	––	371
June 1, 2020 – June 30, 2020	––	––	––	371
Total	––	$––	––	$371

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2020 – April 30, 2020	17,846	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
May 1, 2020 – May 31, 2020	149,049	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2020 – June 30, 2020	12,303	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	179,198			––	––

*	Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

Item 6.	Exhibits

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

10.12

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2020, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on June 29, 2020).

10.13

Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan effective as of May 15, 2020 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2020).

10.14*

Form of 2020 Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for corporate objectives and total stockholder return based vesting awards.

10.15*	Form of 2020 Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards.
31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

Exhibit No.	Description
101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

July 31, 2020	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Principal Financial Officer, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

July 31, 2020	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Principal Financial Officer, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.