Form 10-Q
period 2020-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2020-11-06
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	53-0085950 52-2095412 (I.R.S. Employer Identification No.)

4747 Bethesda Ave, Suite 1300 Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None

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

As of November 4, 2020, there were 705,330,433 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

(in millions, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,487	$9,671
Right-of-use assets	600	595
Assets held for sale	53	—
Due from managers	19	63
Advances to and investments in affiliates	33	56
Furniture, fixtures and equipment replacement fund	138	176
Other	311	171
Cash and cash equivalents	2,430	1,573
Total assets	$13,071	$12,305

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,150	$2,776
Credit facility, including term loans of $997	2,482	989
Other debt	6	29
Total debt	5,638	3,794
Lease liabilities	612	606
Accounts payable and accrued expenses	78	263
Due to managers	90	—
Other	166	175
Total liabilities	6,584	4,838

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	80	142

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 705.3 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,589	7,675
Accumulated other comprehensive loss	(79)	(56)
Deficit	(1,115)	(307)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,402	7,319
Non-redeemable non-controlling interests—other consolidated partnerships	5	6
Total equity	6,407	7,325
Total liabilities, non-controlling interests and equity	$13,071	$12,305

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2020 and 2019

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
REVENUES
Rooms	$126	$830	$813	$2,618
Food and beverage	31	341	372	1,223
Other	41	91	168	294
Total revenues	198	1,262	1,353	4,135
EXPENSES
Rooms	69	221	299	664
Food and beverage	72	260	356	835
Other departmental and support expenses	109	320	541	981
Management fees	5	52	33	177
Other property-level expenses	77	85	240	268
Depreciation and amortization	166	165	498	501
Corporate and other expenses	18	26	68	80
Gain on insurance and business interruption settlements	—	(4)	—	(4)
Total operating costs and expenses	516	1,125	2,035	3,502
OPERATING PROFIT (LOSS)	(318)	137	(682)	633
Interest income	—	8	7	23
Interest expense	(66)	(46)	(143)	(132)
Other gains/(losses)	1	274	13	336
Loss on foreign currency transactions and derivatives	(1)	(1)	—	—
Equity in earnings (losses) of affiliates	(5)	4	(26)	13
INCOME (LOSS) BEFORE INCOME TAXES	(389)	376	(831)	873
Benefit (provision) for income taxes	73	(4)	156	(22)
NET INCOME (LOSS)	(316)	372	(675)	851
Less: Net (income) loss attributable to non-controlling interests	3	(4)	7	(11)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(313)	$368	$(668)	$840
Basic earnings (loss) per common share	$(.44)	$.51	$(.95)	$1.14
Diluted earnings (loss) per common share	$(.44)	$.51	$(.95)	$1.14

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2020 and 2019

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(316)	$372	$(675)	$851
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(5)	(7)	(24)	(4)
Change in fair value of derivative instruments	—	1	1	—
Amounts reclassified from other comprehensive income (loss)	—	—	—	1
OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	(6)	(23)	(3)
COMPREHENSIVE INCOME (LOSS)	(321)	366	(698)	848
Less: Comprehensive (income) loss attributable to non-controlling interests	3	(4)	7	(11)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(318)	$362	$(691)	$837

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2020 and 2019

(unaudited, in millions)

	Year-to-date ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(675)	$851
Adjustments to reconcile to cash provided by (used in) operations:
Depreciation and amortization	498	501
Amortization of finance costs, discounts and premiums, net	6	5
Loss on extinguishment of debt	28	3
Stock compensation expense	11	11
Deferred income taxes	—	(2)
Other gains	(13)	(336)
Gain on property insurance settlement	—	(4)
Equity in (earnings) losses of affiliates	26	(13)
Change in due from/to managers	130	(43)
Distributions from investments in affiliates	—	8
Changes in other assets	(161)	8
Changes in other liabilities	(14)	(75)
Net cash provided by (used in) operating activities	(164)	914

INVESTING ACTIVITIES
Proceeds from sales of assets, net	11	895
Proceeds from loan receivable	28	—
Advances to and investments in affiliates	(4)	(5)
Acquisitions	—	(602)
Capital expenditures:
Renewals and replacements	(122)	(181)
Return on investment	(262)	(211)
Property insurance proceeds	—	30
Net cash used in investing activities	(349)	(74)

FINANCING ACTIVITIES
Financing costs	(11)	(15)
Issuances of debt	740	645
Draws on credit facility	2,245	—
Repayment of credit facility	(750)	(56)
Repurchase/redemption of senior notes	(364)	—
Redemption of preferred equity units of Host L.P.	(22)	—
Debt extinguishment costs	(27)	—
Common stock repurchase	(147)	(395)
Dividends on common stock	(320)	(480)
Distributions and payments to non-controlling interests	(3)	(73)
Other financing activities	(4)	(6)
Net cash provided by (used in) financing activities	1,337	(380)
Effects of exchange rate changes on cash held	(6)	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	818	459
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,568	$2,215

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2020 and 2019

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$2,430	$2,030
Restricted cash (included in other assets)	—	1
Cash included in furniture, fixtures and equipment replacement fund	138	184
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,568	$2,215

 The following table presents cash paid year-to-date for the following:

	Year-to-date ended September 30,
	2020	2019
Total interest paid	$126	$120
Income taxes paid	$2	$85

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

(in millions)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Property and equipment, net	$9,487	$9,671
Right-of-use assets	600	595
Assets held for sale	53	—
Due from managers	19	63
Advances to and investments in affiliates	33	56
Furniture, fixtures and equipment replacement fund	138	176
Other	311	171
Cash and cash equivalents	2,430	1,573
Total assets	$13,071	$12,305

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,150	$2,776
Credit facility, including term loans of $997	2,482	989
Other	6	29
Total debt	5,638	3,794
Lease liabilities	612	606
Accounts payable and accrued expenses	78	263
Due to managers	90	—
Other	166	175
Total liabilities	6,584	4,838

Limited partnership interests of third parties	80	142

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,480	7,374
Accumulated other comprehensive loss	(79)	(56)
Total Host Hotels & Resorts, L.P. capital	6,402	7,319
Non-controlling interests—consolidated partnerships	5	6
Total capital	6,407	7,325
Total liabilities, limited partnership interests of third parties and capital	$13,071	$12,305

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2020 and 2019

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
REVENUES
Rooms	$126	$830	$813	$2,618
Food and beverage	31	341	372	1,223
Other	41	91	168	294
Total revenues	198	1,262	1,353	4,135
EXPENSES
Rooms	69	221	299	664
Food and beverage	72	260	356	835
Other departmental and support expenses	109	320	541	981
Management fees	5	52	33	177
Other property-level expenses	77	85	240	268
Depreciation and amortization	166	165	498	501
Corporate and other expenses	18	26	68	80
Gain on insurance and business interruption settlements	—	(4)	—	(4)
Total operating costs and expenses	516	1,125	2,035	3,502
OPERATING PROFIT (LOSS)	(318)	137	(682)	633
Interest income	—	8	7	23
Interest expense	(66)	(46)	(143)	(132)
Other gains/(losses)	1	274	13	336
Loss on foreign currency transactions and derivatives	(1)	(1)	—	—
Equity in earnings (losses) of affiliates	(5)	4	(26)	13
INCOME (LOSS) BEFORE INCOME TAXES	(389)	376	(831)	873
Benefit (provision) for income taxes	73	(4)	156	(22)
NET INCOME (LOSS)	(316)	372	(675)	851
Less: Net income attributable to non-controlling interests	(1)	—	—	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(317)	$372	$(675)	$849
Basic earnings (loss) per common unit	$(.45)	$.52	$(.97)	$1.17
Diluted earnings (loss) per common unit	$(.45)	$.52	$(.97)	$1.17

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2020 and 2019

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
NET INCOME (LOSS)	$(316)	$372	$(675)	$851
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(5)	(7)	(24)	(4)
Change in fair value of derivative instruments	—	1	1	—
Amounts reclassified from other comprehensive income (loss)	—	—	—	1
OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	(6)	(23)	(3)
COMPREHENSIVE INCOME (LOSS)	(321)	366	(698)	848
Less: Comprehensive income attributable to non-controlling interests	(1)	—	—	(2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(322)	$366	$(698)	$846

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2020 and 2019

(unaudited, in millions)

	Year-to-date ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(675)	$851
Adjustments to reconcile to cash provided by (used in) operations:
Depreciation and amortization	498	501
Amortization of finance costs, discounts and premiums, net	6	5
Loss on extinguishment of debt	28	3
Stock compensation expense	11	11
Deferred income taxes	—	(2)
Other gains	(13)	(336)
Gain on property insurance settlement	—	(4)
Equity in (earnings) losses of affiliates	26	(13)
Change in due from/to managers	130	(43)
Distributions from investments in affiliates	—	8
Changes in other assets	(161)	8
Changes in other liabilities	(14)	(75)
Net cash provided by (used in) operating activities	(164)	914

INVESTING ACTIVITIES
Proceeds from sales of assets, net	11	895
Proceeds from loan receivable	28	—
Advances to and investments in affiliates	(4)	(5)
Acquisitions	—	(602)
Capital expenditures:
Renewals and replacements	(122)	(181)
Return on investment	(262)	(211)
Property insurance proceeds	—	30
Net cash used in investing activities	(349)	(74)

FINANCING ACTIVITIES
Financing costs	(11)	(15)
Issuances of debt	740	645
Draws on credit facility	2,245	—
Repayment of credit facility	(750)	(56)
Repurchase/redemption of senior notes	(364)	—
Redemption of preferred OP units	(22)	—
Debt extinguishment costs	(27)	—
Repurchase of common OP units	(147)	(395)
Distributions on common OP units	(323)	(485)
Distributions and payments to non-controlling interests	—	(68)
Other financing activities	(4)	(6)
Net cash provided by (used in) financing activities	1,337	(380)
Effects of exchange rate changes on cash held	(6)	(1)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	818	459
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,568	$2,215

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2020 and 2019

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2020	September 30, 2019
Cash and cash equivalents	$2,430	$2,030
Restricted cash (included in other assets)	—	1
Cash included in furniture, fixtures and equipment replacement fund	138	184
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,568	$2,215

The following table presents cash paid year-to-date for the following:

	Year-to-date ended September 30,
	2020	2019
Total interest paid	$126	$120
Income taxes paid	$2	$85

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2020, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

Liquidity and Management’s Plans

The COVID-19 pandemic has had a significant adverse impact on U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. The adverse economic impact continues as various restrictive measures remain in place in many jurisdictions where we own hotels, including quarantines, restrictions on travel, school closings, limitations on the size of gatherings and/or restrictions on types of business that may continue to operate. As a result, the COVID-19 pandemic continues to negatively impact almost every industry directly or indirectly, including having a severe impact on the U.S. lodging industry generally and our company specifically.

At the start of the pandemic, we suspended operations at 35 hotels and, as of September 30, 2020, operations remain suspended at nine of these hotels. The ongoing effects of COVID-19 on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted. In September 2020, we drew down $746 million on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility. We are continuing to take further measures to preserve our liquidity, including operating expense reductions, capital expenditures deferrals, suspension of future dividends and suspension of common stock repurchases. We also have reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and to defer certain hotel initiatives and brand standards.

Due to the ongoing effects of COVID-19 on our operations, as of September 30, 2020, our EBITDA-to-interest coverage ratio fell below the required terms of our senior notes indenture. As such, we no longer are able to incur additional debt while the ratio is below these required terms.

Consolidated Portfolio

As of September 30, 2020, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2020, and the results of our operations for the quarter and year-to-date periods ended September 30, 2020 and 2019, respectively, and cash flows for the year-to-date periods ended September 30, 2020 and 2019, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations as well as the impact from the COVID-19 pandemic.

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

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for any securities that are anti-dilutive. We have 7.3 million common OP units, which are convertible into 7.4 million common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(316)	$372	$(675)	$851
Less: Net (income) loss attributable to non-controlling interests	3	(4)	7	(11)
Net income (loss) attributable to Host Inc.	$(313)	$368	$(668)	$840

Basic weighted average shares outstanding	705.2	725.5	706.1	735.0
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.3	—	0.4
Diluted weighted average shares outstanding	705.2	725.8	706.1	735.4

Basic earnings (loss) per common share	$(.44)	$.51	$(.95)	$1.14
Diluted earnings (loss) per common share	$(.44)	$.51	$(.95)	$1.14

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(316)	$372	$(675)	$851
Less: Net income attributable to non-controlling interests	(1)	—	—	(2)
Net income (loss) attributable to Host L.P.	$(317)	$372	$(675)	$849

Basic weighted average units outstanding	697.6	717.8	698.6	727.1
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.3	—	0.4
Diluted weighted average units outstanding	697.6	718.1	698.6	727.5

Basic earnings (loss) per common unit	$(.45)	$.52	$(.97)	$1.17
Diluted earnings (loss) per common unit	$(.45)	$.52	$(.97)	$1.17

4.	Revenue

Substantially all our operating results represent revenues and expenses generated by property-level operations. Payments are due from customers when services are provided to them. Due to the short-term nature of our contracts and the almost concurrent receipt of payment, we have no material unearned revenue at quarter end. We collect sales, use, occupancy and similar taxes from our customers, which we present on a net basis (excluded from revenues) on our statements of operations.

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2020	2019	2020	2019
Florida Gulf Coast	$33	$51	$160	$256
San Francisco/San Jose	12	127	124	392
San Diego	16	138	108	409
Phoenix	17	45	108	236
New York	9	134	102	384
Maui/Oahu	4	99	98	305
Miami	12	36	77	125
Washington, D.C. (Central Business District)	4	76	61	259
Orlando	2	43	58	166
Los Angeles	11	49	51	141
Jacksonville	16	21	44	79
Atlanta	9	35	42	121
Boston	2	86	38	234
Houston	7	25	36	86
New Orleans	5	22	29	80
Northern Virginia	5	26	27	103
Orange County	5	25	24	84
Chicago	4	45	22	128
San Antonio	3	22	21	81
Denver	4	27	21	72
Seattle	2	35	20	92
Philadelphia	6	22	20	67
Other	8	50	44	170
Domestic	196	1,239	1,335	4,070
International	2	23	18	65
Total	$198	$1,262	$1,353	$4,135

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2020	December 31, 2019
Land and land improvements	$2,046	$2,062
Buildings and leasehold improvements	13,473	13,308
Furniture and equipment	2,436	2,362
Construction in progress	221	262
	18,176	17,994
Less accumulated depreciation and amortization	(8,689)	(8,323)
	$9,487	$9,671

n

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt

Senior Notes. During the third quarter, we issued $750 million of 3.5% Series I senior notes due September 2030 for proceeds of approximately $733 million, net of discounts, underwriting fees and expenses. Interest is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2021. The proceeds of this issuance were used to repurchase via a tender offer $364 million (approximately 81%) of the $450 million 4.75% Series C senior notes due 2023 for $390 million, including a prepayment premium of $26 million.

As of September 30, 2020, we are below the EBITDA-to-interest coverage ratio covenant requirement of our senior notes indenture necessary to incur additional debt, and, therefore, we will not be able to incur additional debt until we are in compliance.

Credit Facility. During the quarter, we drew approximately $746 million on the revolver portion of our credit facility, which fully utilized its available capacity at September 30, 2020. Based on our current unsecured long-term debt rating, the interest rate applicable to outstanding borrowings is LIBOR plus 150 basis points and LIBOR plus 165 basis points for the revolver and term facilities, respectively. The commitment fee on the revolver is 25 basis points.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
Net loss	—	—	—	(668)	—	(668)	(7)
Issuance of common stock for comprehensive stock plans, net	—	7	—	—	—	7	—
Repurchase of common stock	—	(147)	—	—	—	(147)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Changes in ownership and other	—	54	—	1	(1)	54	(53)
Other comprehensive loss	—	—	(23)	—	—	(23)	—
Balance, September 30, 2020	$7	$7,589	$(79)	$(1,115)	$5	$6,407	$80

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2020	$7	$7,586	$(74)	$(802)	$5	$6,722	$81
Net loss	—	—	—	(313)	—	(313)	(3)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Changes in ownership and other	—	(3)	—		—	(3)	2
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Balance, September 30, 2020	$7	$7,589	$(79)	$(1,115)	$5	$6,407	$80

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$7,566	$128
Net income	—	—	—	840	2	842	9
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Repurchase of common stock	—	(400)	—	—	—	(400)	—
Dividends declared on common stock	—	—	—	(438)	—	(438)	—
Distributions to non-controlling interests	—	—	—	—	(68)	(68)	(5)
Changes in ownership and other	—	—	—	—	—	—	1
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Balance, September 30, 2019	$7	$7,762	$(62)	$(208)	$6	$7,505	$133

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2019	$7	$7,948	$(56)	$(432)	$7	$7,474	$141
Net income	—	—	—	368	—	368	4
Issuance of common stock for comprehensive stock plans, net	—	4	—	—	—	4	—
Repurchase of common stock	—	(200)	—	—	—	(200)	—
Dividends declared on common stock	—	—	—	(144)	—	(144)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Changes in ownership and other	—	10	—	—	—	10	(10)
Other comprehensive loss	—	—	(6)	—	—	(6)	—
Balance, September 30, 2019	$7	$7,762	$(62)	$(208)	$6	$7,505	$133

Capital of Host L.P.

As of September 30, 2020, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. During the period beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021 (such period, the “Covenant Relief Period”), all redemptions must be made with Host Inc. common stock.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
Net loss	—	(668)	—	—	(668)	(7)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	7	—	—	7	—
Repurchase of common OP units	—	(147)	—	—	(147)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Changes in ownership and other	—	55	—	(1)	54	(53)
Other comprehensive loss	—	—	(23)	—	(23)	—
Balance, September 30, 2020	$1	$6,480	$(79)	$5	$6,407	$80

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2020	$1	$6,790	$(74)	$5	$6,722	$81
Net loss	—	(313)	—	—	(313)	(3)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Changes in ownership and other	—	(3)	—	—	(3)	2
Other comprehensive loss	—	—	(5)	—	(5)	—
Balance, September 30, 2020	$1	$6,480	$(79)	$5	$6,407	$80

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2018	$1	$7,552	$(59)	$72	$7,566	$128
Net income	—	840	—	2	842	9
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Repurchase of common OP units	—	(400)	—	—	(400)	—
Distributions declared on common OP units	—	(438)	—	—	(438)	(5)
Distributions to non-controlling interests	—	—	—	(68)	(68)	—
Changes in ownership and other	—	—	—	—	—	1
Other comprehensive loss	—	—	(3)	—	(3)	—
Balance, September 30, 2019	$1	$7,560	$(62)	$6	$7,505	$133

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2019	$1	$7,522	$(56)	$7	$7,474	$141
Net income	—	368	—	—	368	4
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	4	—	—	4	—
Repurchase of common OP units	—	(200)	—	—	(200)	—
Distributions declared on common OP units	—	(144)	—	—	(144)	—
Distributions to non-controlling interests	—	—	—	(1)	(1)	(2)
Changes in ownership and other	—	10	—	—	10	(10)
Other comprehensive loss	—	—	(6)	—	(6)	—
Balance, September 30, 2019	$1	$7,560	$(62)	$6	$7,505	$133

Share Repurchases

As of September 30, 2020, we have $371 million available for repurchase under our common share repurchase program. In accordance with the terms of our credit facility waiver, there were no share repurchases during the third quarter of 2020.

Dividends/Distributions

We suspended our regular quarterly common cash dividend, commencing with the second quarter dividend that would have been paid in July 2020.

8.	Dispositions

Subsequent to quarter end, we sold the Newport Beach Marriott Hotel & Spa for $216 million, including $14 million for the FF&E replacement funds, and excess land adjacent to The Phoenician hotel for $66 million, and expect to record a combined gain of approximately $200 million in the fourth quarter. As of September 30, 2020, the Newport Beach Marriott Hotel & Spa was classified as held for sale.

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

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,150	$3,195	$2,776	$2,953
Credit facility (Level 2)	2,482	2,495	989	1,000

E

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All our other real estate investment activities (primarily office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Accordingly, we report one reportable segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2020. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
United States	$196	$1,239	$1,335	$4,070	$9,405	$9,570
Brazil	1	6	6	17	32	45
Canada	1	17	12	48	50	56
Total	$198	$1,262	$1,353	$4,135	$9,487	$9,671

11.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2020	December 31, 2019
Common OP units outstanding (millions)	7.3	7.5
Market price per Host Inc. common share	$10.79	$18.55
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$80	$142
Historical cost (millions)	68	79
Book value (millions) (1)	80	142
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million and $6 million as of September 30, 2020 and December 31, 2019, respectively.

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded minimal accruals as of September 30, 2020 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings would not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

•

operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs or changes in workplace rules that affect labor costs and risks relating to the response to the COVID-19 pandemic such as increased costs relating to severance and furloughed hotel employees as a result of measures taken by our hotel managers in response to the COVID-19 pandemic;

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

Operating Results and Outlook

COVID-19 Response

The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. The adverse economic impact continues as various restrictive measures remain in place in many jurisdictions where we own hotels, including quarantines, restrictions on travel, school closings, limitations on the size of gatherings and/or restrictions on types of business that may continue to operate. As a result, the pandemic continues to negatively impact almost every industry directly or indirectly, including having a severe impact on the U.S. lodging industry generally and our company specifically. The ongoing effects of the pandemic on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted.

We have not filed for any relief under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act); however, several of our operators, including Hyatt and Marriott, have filed for the Employee Retention Credit (“ERC”) to partially offset the costs of their furloughed hotel employees under Title II of the CARES Act, as discussed below. Benefits received by our operators from the ERC related to employees at our properties ultimately will benefit us as we bear the expense for the wages and benefits of all persons working at our hotels.

In response to the pandemic, we and our managers, as applicable, have taken the following actions:

•

As of November 4, 2020, reopened 31 of the 35 hotels that had suspended operations at the start of the COVID-19 pandemic. We will maintain operations or reopen a property when it is anticipated to generate revenue greater than the incremental costs associated with staying open;

•

Average monthly occupancy (which includes the results of hotels with suspended operations) has increased during the quarter from 12.9% in July to 19.7% in September, due in part to increased demand in drive-to leisure markets, short-term group business and limited business travel;

•

Working with our hotel managers, we implemented portfolio-wide cost reductions, including significantly reducing staffing levels by furloughing or severing a substantial portion of the hotel workforce, reducing shared services fees, suspending food and beverage outlet operations, closing guestroom floors and meeting space, and temporarily suspending brand standards. These initiatives have resulted in a reduction of hotel operating costs across the portfolio by over 65%, excluding severance, in the third quarter, compared to 2019. We expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions;

•

Paid health benefits of approximately $31 million in the third quarter and $85 million year-to-date for hotel employees furloughed by our managers and special pay, including $32 million that was accrued in the second quarter. We also accrued $26 million in the third quarter for similar payments to be made in the fourth quarter and recorded $43 million in the third quarter for hotel-level severance costs. A portion of the furlough costs has been offset in the third quarter by ERC of approximately $23 million;

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

•

Accessed the full $1.5 billion under the revolver portion of the credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of continued uncertainty in the global markets;

•	Suspended regular quarterly common cash dividends and stock repurchases until further notice. All future dividends are subject to approval by the Board of Directors; and
•	Reduced corporate expenses by 15% year-to-date and expect to reduce by 10-15% for the full year compared to 2019, through reduced travel, compensation and other overhead.

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

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,			Year-to-date ended September 30,
	2020	2019	Change	2020	2019	Change
Total revenues	$198	$1,262	(84.3)%	$1,353	$4,135	(67.3)%
Net income (loss)	(316)	372	N/M	(675)	851	N/M
Operating profit (loss)	(318)	137	N/M	(682)	633	N/M
Operating profit (loss) margin under GAAP	(160.6)%	10.9%	N/M	(50.4)%	15.3%	N/M
EBITDAre (1)	$(154)	$316	N/M	$(180)	$1,183	N/M
Adjusted EBITDAre (1)	(111)	312	N/M	(136)	1,179	N/M
Diluted earnings (loss) per common share	(0.44)	0.51	N/M	(0.95)	1.14	N/M
NAREIT FFO per diluted share (1)	(0.21)	0.35	N/M	(0.25)	1.36	N/M
Adjusted FFO per diluted share (1)	(0.11)	0.35	N/M	(0.14)	1.37	N/M

All Owned Hotel Data (2):
	Quarter ended September 30,			Year-to-date ended September 30,
	2020	2019	Change	2020	2019	Change
All owned hotel revenues (pro forma) (1)	$198	$1,212	(83.7)%	$1,353	$3,924	(65.5)%
All owned hotel EBITDA (pro forma) (1)	(91)	310	N/M	(72)	1,156	N/M
All owned hotel EBITDA margin (pro forma) (1)	(46.0)%	25.6%	N/M	(5.3)%	29.5%	N/M
Change in all owned hotel Total RevPAR - Constant US$	(83.9)%			(65.9)%
Change in all owned hotel RevPAR - Constant US$	(84.1)%			(67.2)%
Change in all owned hotel RevPAR - Nominal US$	(84.2)%			(67.2)%
Change in domestic RevPAR	(84.0)%			(67.1)%
Change in international RevPAR - Constant US$	(91.0)%			(70.8)%
___________

(1)

EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and all owned hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. Beginning in the third quarter of 2020, we changed our definition of Adjusted EBITDAre and Adjusted NAREIT FFO to exclude non-ordinary course severance costs, and remove these severance costs from property level operating results, which we believe provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. Furlough costs, which are viewed as a replacement to wages, will continue to be included in these metrics. Including these severance costs, our Adjusted EBITDAre and Adjusted NAREIT FFO would have been $(154) and $(123) for the quarter, respectively, and $(180) and $(146) year-to-date, respectively. Including severance costs, our All Hotel Pro Forma EBITDA would have been $(134) million for the third quarter 2020 and $(116) million year-to-date 2020. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)

Due to the COVID-19 pandemic and its effects on operations, we are presenting hotel operating results on an All Hotel pro forma basis. Thus, operating results are presented for all consolidated properties owned as of September 30, 2020 and do not include the results of operations for properties sold in 2019 or through the reporting date. Additionally, operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership.

N/M=Not meaningful

Operations

Total revenues declined $1,064 million, or 84.3%, for the third quarter and $2,782 million, or 67.3%, year-to-date due to the COVID-19 pandemic, as we experienced a sharp decline in group, business and leisure travel beginning in mid-March 2020. An overall decline in travel as well as the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings and on-going travel restrictions have significantly reduced demand at our hotels. All owned hotel RevPAR and Total RevPAR on a constant US$ basis for the quarter declined 84.1% and 83.9%, respectively, as occupancy and food and beverage revenues experienced significant declines. Year-to-date, all owned hotel RevPAR and Total RevPAR declined 67.2% and 65.9%, respectively, as positive results in January and February were offset by significant declines during the subsequent months.

All owned hotel Total RevPAR in our Jacksonville, Florida Gulf Coast and Phoenix markets declined the least during the quarter, with decreases of 25.9%, 37.4% and 61.5%, respectively, due to short-term leisure demand and limited group business. Our hotels in San Francisco/San Jose and New York, our two largest markets by room count, experienced declines in all owned hotel Total RevPAR of 91.0% and 93.2%, respectively, as operations at the Grand Hyatt San Francisco remained suspended through the end of the third quarter and operations at the New York Marriott Downtown remained suspended through mid-August. The largest all owned hotel Total RevPAR declines occurred in our Boston and Maui/Oahu markets due to continued suspension of operations at the Sheraton Boston Hotel and at our three hotels in Maui.

As a result of the COVID-19 pandemic beginning mid-March 2020:

•	net income (loss) decreased $688 million for the third quarter and $1,526 million year-to-date;
•	diluted earnings (loss) per share for the quarter decreased $0.95 for the third quarter and $2.09 year-to-date;
•	Adjusted EBITDAre decreased $423 million for the quarter and $1,315 million year-to-date; and
•	Adjusted FFO per diluted share decreased $0.46 for the third quarter and $1.51 year-to-date.

Outlook

The COVID-19 pandemic has severely impacted macroeconomic and industry expectations for 2020. Government-imposed stay-at-home orders across the U.S. resulted in unprecedented job losses and a severe decline in economic activity beginning in March. While the economy staged a strong rebound in the third quarter, with Blue Chip Economic Indicators consensus estimating an increase in real GDP of 29.1% on a quarter-over-quarter, seasonally adjusted basis, momentum has slowed moving into the fall as stay-at-home-schooling constrains economic activity for some households, further stimulus has stalled in Congress, and parts of the U.S. grapple with a recent surge in outbreaks. The Blue Chip Economic Indicators consensus also currently anticipates a 4.0% decline in real U.S. GDP this year, while business investment is anticipated to fall by 5.9%. While analysts believe the unemployment rate may have peaked in April, it is anticipated to remain elevated throughout the year, with an expected average of 8.4%. The range of potential outcomes on the economy and the lodging industry specifically is exceptionally wide, reflecting both the unprecedented nature of the pandemic and varying analyst assumptions surrounding the trajectory of infection rates, and the timing and efficacy of medical solutions, including the development of a vaccine.

Following the sharp rebound in real GDP for the third quarter, Blue Chip Economic Indicators anticipates fourth quarter growth to slow to 3.8%. Hotel supply growth is anticipated to remain muted in the coming months as construction shutdowns halted progress in six states for several weeks over the spring, while social distancing measures and supply chain challenges have resulted in significant project delays across the rest of the U.S. A large percentage of U.S. hotels closed temporarily in the spring, and while many have begun to reopen, we anticipate that the number of permanent hotel closures will be higher than historical averages. However, significant declines in industry demand resulting from reduced economic activity have more than offset the effect of reduced supply, resulting in unprecedented occupancy and RevPAR declines. Luxury and upper upscale hotels in top markets, where a majority of our hotels are located, have been most heavily affected by the pandemic, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower recovery of corporate and group demand. While we have seen slightly improving month-over-month trends, we anticipate that these factors will persist into the fourth quarter and that slowing economic momentum will weigh on growth potential.

As a result of the significant uncertainties related to election outcomes, health outcomes, further government stimulus and related policy, and resulting broader macroeconomic trends in the fourth quarter, we anticipate that the industry outlook will continue to be weighed down by the slow return of corporate and group travel, as businesses likely will remain cautious. In addition, consumer confidence and leisure demand will continue to be affected by a weakened labor market, the recent resurgence in positive cases in some regions, and reduced wealth and spending power. Given the unprecedented and unpredictable nature of the pandemic and its effect on our industry, we are not able to provide a full year forecast for RevPAR, net income or EBITDA at this time. We believe that recovery within the lodging industry is highly dependent on the strength of the economy, consumer confidence and, especially with respect to corporate and group travel, the development of a vaccine or strong therapeutic. Accordingly, we believe the eventual recovery will not likely occur until 2021, at which point it will likely be gradual and the impact on specific markets and industries will be uneven.

Strategic Initiatives

Balance Sheet. During the third quarter, we issued $750 million of 3.5% Series I senior notes due September 2030 for proceeds of approximately $733 million, net of discounts, underwriting fees and expenses. The proceeds of such issuance were used to repurchase through a tender offer $364 million (approximately 81%) of the $450 million 4.75% Series C senior notes due 2023 for $390 million, including a prepayment premium of $26 million.

We also drew $746 million under the revolver portion of our credit facility, which fully utilized its available capacity. Our quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021. As of September 30, 2020, we had $2.4 billion of cash and cash equivalents.

Dispositions. Subsequent to quarter end, we sold the Newport Beach Marriott Hotel & Spa for $216 million, including $14 million for the FF&E replacement funds, and sold excess land adjacent to The Phoenician hotel for $66 million. The credit facility requires that we use the net proceeds from debt issuances and asset sales in excess of $350 million to first repay borrowings under the revolver and, in excess of $700 million in proceeds, to repay the revolver and term loans on a pro rata basis, subject to certain exceptions. As a result of restrictions under the waiver, a portion of the proceeds from the issuance of the Series I senior notes, the Newport Beach Marriott Hotel & Spa sale and the land sale at the Phoenician may be required to repay the revolving credit facility or to repay other debt.

Capital Projects. We reduced our capital plan for renewal and replacement capital projects while prioritizing major capital projects for those assets and markets which are expected to recover faster, such as leisure and drive-to destinations, as well as previously announced major return on investment projects. We are utilizing the low occupancy environment to accelerate certain projects and minimize future disruption.

During the first three quarters of 2020, we spent approximately $262 million on ROI capital projects and $122 million on renewal and replacement projects, representing approximately 78% of the total capital expenditures projects planned for the year. For full year 2020, we expect total capital expenditures of $475 million to $510 million. This total amount consists of ROI projects of approximately $325 million to $340 million and renewal and replacement expenditures of $150 million to $170 million. ROI projects include approximately $175 million to $180 million for the Marriott transformational capital program discussed below, which is reduced by approximately $20 million as a result of savings on completed projects and construction timing.

We have made substantial progress on the four-year Marriott transformational capital program, which now includes 16 of our properties after the sale of the Newport Beach Marriott Hotel & Spa and began in 2018. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $83 million, before reductions for incentive management fees, to offset expected business disruption. On average, we expect to spend approximately $175 million per year. Over 60% of the total estimated costs of the transformational capital program have been spent as of September 30, 2020. Of the 16 properties included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, Santa Clara Marriott, Minneapolis Marriott City Center and San Antonio Marriott Rivercenter as of September 30, 2020. We also expect to complete the JW Marriott Atlanta Buckhead renovation by the end of 2020.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2020	2019	Change	2020	2019	Change
Total revenues	$198	$1,262	(84.3)%	$1,353	$4,135	(67.3)%
Operating costs and expenses:
Property-level costs (1)	498	1,103	(54.9)	1,967	3,426	(42.6)
Corporate and other expenses	18	26	(30.8)	68	80	(15.0)
Gain on insurance and business interruption settlements	—	4	N/M	—	4	N/M
Operating profit (loss)	(318)	137	N/M	(682)	633	N/M
Interest expense	66	46	43.5	143	132	8.3
Other gains/(losses)	1	274	(99.6)	13	336	(96.1)
Benefit (provision) for income taxes	73	(4)	N/M	156	(22)	N/M

Host Inc.:
Net income (loss) attributable to non-controlling interests	(3)	4	N/M	(7)	11	N/M
Net income (loss) attributable to Host Inc.	(313)	368	N/M	(668)	840	N/M

Host L.P.:
Net income attributable to non-controlling interests	1	—	N/M	—	2	N/M
Net income (loss) attributable to Host L.P.	(317)	372	N/M	(675)	849	N/M
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

The COVID-19 pandemic has resulted in a significant decline in operations in the first three quarters of 2020. RevPAR has increased slightly each month during the third quarter, from $22.94 in July to $34.64 in September. By comparison, RevPAR was $185.03 for the third quarter of 2019. There can be no assurances that the month-over-month increases in RevPAR will continue. The following presents the monthly hotel operating results for the full portfolio during the periods presented:

	July 2020	July 2019	Change		August 2020	August 2019	Change		September 2020	September 2019	Change
Number of hotels	80	80			80	80			80	80
Number of rooms	46,670	46,670			46,674	46,674			46,674	46,674

Average Occupancy Percentage	12.9%	82.5%	(69.6	pts)	18.9%	80.6%	(61.8	pts)	19.7%	78.4%	(58.7	pts)
Average Room Rate	$177.76	$229.15	(22.4)%		$162.50	$218.11	(25.5)%		$175.78	$242.82	(27.6)%
RevPAR	$22.94	$189.00	(87.9)%		$30.67	$175.86	(82.6)%		$34.64	$190.40	(81.8)%

The following presents the monthly hotel operating results for the hotels without suspended operations during the periods presented:

	July 2020	August 2020	September 2020
Number of hotels	57	66	70
Number of rooms	32,478	38,146	41,118

Average Occupancy Percentage	17.9%	22.0%	22.1%
Average Room Rate	$178.56	$163.41	$174.93
RevPAR	$32.02	$35.88	$38.74

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues:
Rooms	$126	$830	(84.8)%	$813	$2,618	(68.9)%
Food and beverage	31	341	(90.9)	372	1,223	(69.6)
Other	41	91	(54.9)	168	294	(42.9)
Total revenues	$198	$1,262	(84.3)	$1,353	$4,135	(67.3)

The significant decline in revenues was due predominately to the impact of the COVID-19 pandemic, as follows:

Rooms. Total rooms revenues decreased $704 million, or 84.8%, and $1,805 million, or 68.9%, for the quarter and year-to-date, respectively.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased $310 million, or 90.9%, and $851 million, or 69.6%, for the quarter and year-to-date, respectively.

Other revenues. Total other revenues decreased $50 million, or 54.9%, for the quarter and $126 million, or 42.9%, year-to-date. Attrition and cancellation revenues decreased $1 million for the quarter and increased $6 million year-to-date. We do not expect to recognize any further significant attrition and cancellation revenues related to the pandemic for the remainder of the year, as we and our operators continue to prioritize the rebooking of group business.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2020	2019	Change	2020	2019	Change
Expenses:
Rooms	$69	$221	(68.8)%	$299	$664	(55.0)%
Food and beverage	72	260	(72.3)	356	835	(57.4)
Other departmental and support expenses	109	320	(65.9)	541	981	(44.9)
Management fees	5	52	(90.4)	33	177	(81.4)
Other property-level expenses	77	85	(9.4)	240	268	(10.4)
Depreciation and amortization	166	165	0.6	498	501	(0.6)
Total property-level operating expenses	$498	$1,103	(54.9)	$1,967	$3,426	(42.6)

Our operating costs and expenses, which have both fixed and variable components, are affected by changes in occupancy, inflation, and revenues (which affect management fees), though the effect on specific costs and expenses will differ. Our wages and benefits expenses, excluding severance costs and depreciation, account for approximately 61% of the operating expenses at our hotels. Due to a significant decline in operations and implementation of portfolio-wide cost reductions in response to the COVID-19 pandemic, our managers reduced wages and benefits expense by over 70% during the third quarter compared to the prior year. However, in the third quarter we recorded $43 million of severance costs, as our managers have re-evaluated the hotel workforce, with additional severance costs expected to be incurred in the fourth quarter and potentially into 2021. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The decline in expenses for rooms, food and beverage, other departmental and support, and management fees predominately are due to the impact of the COVID-19 pandemic, as follows:

Rooms. Rooms expenses declined $152 million, or 68.8%, for the third quarter and $365 million, or 55.0%, year-to-date.

Food and beverage. F&B expenses decreased $188 million, or 72.3%, for the quarter and $479 million, or 57.4%, year-to-date.

Other departmental and support expenses. Other departmental and support expenses decreased $211 million, or 65.9%, for the third quarter and $440 million, or 44.9%, year-to-date. Additionally, other departmental and support expenses were partially offset by ERC recorded by our managers in the third quarter of 2020.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $32 million, or 85.5%, for the third quarter and $86 million, or 69.0%, year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $16 million, or 99.9%, for the quarter and $67 million, or 105.8%, year-to-date.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $8 million, or 9.4%, for the quarter and $28 million, or 10.4%, year-to-date. The expenses were partially offset by operating profit guarantees received from Marriott under the transformational capital program.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
General and administrative costs	$14	$22	$57	$69
Non-cash stock-based compensation expense	4	4	11	11
Total	$18	$26	$68	$80

The decline in general and administrative costs is due primarily to reduced travel, compensation and other overhead.

Interest expense. Interest expense increased for the quarter and year-to-date primarily due to debt extinguishment costs paid in relation to the refinancing of senior notes. Interest expense not related to debt extinguishment costs decreased compared to the prior year due to the refinancing of senior notes in 2019. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
Cash interest expense(1)	$36	$41	$109	$124
Non-cash interest expense	3	2	6	5
Non-cash debt extinguishment costs	1	3	1	3
Cash debt extinguishment costs(1)	26	—	27	—
Total interest expense	$66	$46	$143	$132
___________
(1)

Including the change in accrued interest, total cash interest paid was $53 million and $38 million for the third quarter of 2020 and 2019, respectively, and $126 million and $120 million for year-to-date 2020 and 2019, respectively.

Other gains/(losses).  In 2020, year-to-date gain includes gain from the sale of a parcel of land adjacent to The Phoenician hotel for $12 million. Other gains/(losses) in 2019 related to the sale of twelve hotels year-to-date, eight of which were sold in the third quarter.

Equity in earnings (losses) of affiliates. Year-to-date equity in earnings includes $14 million for our portion of an inventory impairment loss recorded at our Maui timeshare joint venture in the second quarter 2020.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent expense paid or accrued to Host L.P. by the TRS represents its taxable income or loss, with regard to which we record an income tax provision or benefit. For the quarter and year-to-date, we recorded an income tax benefit of $73 million and $156 million, respectively, due to the net operating loss incurred by our TRS. As a result of legislation enacted by the CARES Act, such net operating loss may be carried back up to five years in order to procure a refund of federal corporate income taxes previously paid. Any net operating loss incurred by our TRS not carried back pursuant to these rules may be carried forward indefinitely, subject to an annual limit of 80% of annual taxable income.

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

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location as of September 30, 2020 and 2019, respectively:

All Owned Hotels (pro forma) by Location in Constant US$

	As of September 30, 2020		Quarter ended September 30, 2020				Quarter ended September 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Jacksonville	1	446	$419.23	43.3%	$181.67	$383.23	$363.69	69.0%	$251.05	$516.90	(27.6)%	(25.9)%
Florida Gulf Coast	5	1,842	288.56	33.7	97.38	181.81	242.93	61.6	149.63	290.64	(34.9)	(37.4)
Miami	3	1,276	209.34	26.8	56.08	98.65	235.65	73.9	174.18	294.09	(67.8)	(66.5)
Maui/Oahu	4	1,987	172.74	11.3	19.47	22.11	385.51	91.5	352.78	543.42	(94.5)	(95.9)
Phoenix	3	1,654	201.12	22.0	44.33	110.66	197.07	57.9	114.19	287.59	(61.2)	(61.5)
Los Angeles	4	1,726	193.52	25.8	50.02	65.89	238.54	87.3	208.32	303.73	(76.0)	(78.3)
San Francisco/San Jose	7	4,528	165.35	13.1	21.59	27.13	266.18	84.2	224.20	301.99	(90.4)	(91.0)
San Diego	3	3,288	203.85	15.6	31.78	52.66	256.92	83.5	214.41	372.78	(85.2)	(85.9)
New York	3	4,261	187.37	11.0	20.70	23.16	271.11	92.0	249.40	341.59	(91.7)	(93.2)
Atlanta	4	1,682	139.03	31.6	43.89	60.57	168.37	85.6	144.09	219.82	(69.5)	(72.4)
Orange County	2	925	163.24	27.2	44.34	60.04	207.20	82.8	171.54	273.03	(74.2)	(78.0)
Philadelphia	2	810	147.01	32.2	47.36	68.09	207.13	88.2	182.60	295.52	(74.1)	(77.0)
New Orleans	1	1,333	112.64	26.6	30.00	35.57	156.82	77.0	120.78	175.05	(75.2)	(79.7)
Houston	4	1,716	105.12	32.4	34.07	47.93	170.32	67.0	114.07	159.84	(70.1)	(70.0)
Northern Virginia	3	1,252	157.90	19.7	31.11	43.91	199.70	72.7	145.09	217.46	(78.6)	(79.8)
Washington, D.C. (CBD)	5	3,238	163.25	6.3	10.22	12.42	211.15	84.4	178.19	254.63	(94.3)	(95.1)
Orlando	1	2,004	150.91	3.3	5.04	14.64	155.29	59.2	91.97	231.78	(94.5)	(93.7)
Seattle	2	1,315	172.32	6.1	10.48	12.33	260.45	90.2	234.96	291.64	(95.5)	(95.8)
Denver	3	1,340	122.10	21.5	26.24	34.58	184.28	84.5	155.64	218.16	(83.1)	(84.1)
San Antonio	2	1,512	125.27	13.6	17.07	22.72	165.01	66.6	109.84	155.81	(84.5)	(85.4)
Boston	3	2,715	135.30	4.9	6.62	9.43	243.00	91.1	221.28	291.41	(97.0)	(96.8)
Chicago	4	1,816	124.78	17.6	21.95	26.96	220.91	85.5	188.78	264.29	(88.4)	(89.8)
Other	6	2,509	119.23	22.3	26.58	33.80	173.28	81.0	140.40	198.24	(81.1)	(83.0)
Domestic	75	45,175	173.14	17.3	30.00	46.33	232.34	80.7	187.46	285.10	(84.0)	(83.8)

International	5	1,499	88.93	11.3	10.08	13.50	147.24	75.9	111.82	155.21	(91.0)	(91.3)
All Locations - Constant US$	80	46,674	171.35	17.1	29.36	45.27	229.77	80.5	185.03	280.93	(84.1)	(83.9)

All Owned Hotels (pro forma) in Nominal US$
	As of September 30, 2020		Quarter ended September 30, 2020				Quarter ended September 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$88.93	11.3%	$10.08	$13.50	$159.14	75.9%	$120.86	$166.88	(91.7)%	(91.9)%
Domestic	75	45,175	173.14	17.3	30.00	46.33	232.34	80.7	187.46	285.10	(84.0)	(83.8)
All Locations	80	46,674	171.35	17.1	29.36	45.27	230.13	80.5	185.32	281.30	(84.2)	(83.9)

All Owned Hotels (pro forma) by Location in Constant US$

	As of September 30, 2020		Year-to-date ended September 30, 2020				Year-to-date ended September 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Jacksonville	1	446	$405.40	42.8%	$173.66	$356.40	$383.37	77.2%	$296.02	$652.91	(41.3)%	(45.4)%
Florida Gulf Coast	5	1,842	369.22	40.7	150.28	295.52	340.73	72.8	247.94	486.76	(39.4)	(39.3)
Miami	3	1,276	370.39	35.3	130.64	211.54	318.31	80.1	254.98	401.39	(48.8)	(47.3)
Maui/Oahu	4	1,987	415.84	29.7	123.66	179.81	401.92	90.9	365.45	563.64	(66.2)	(68.1)
Phoenix	3	1,654	317.49	32.0	101.46	238.55	292.22	71.7	209.42	472.19	(51.6)	(49.5)
Los Angeles	4	1,726	210.37	34.8	73.12	105.12	230.36	87.6	201.87	297.83	(63.8)	(64.7)
San Francisco/San Jose	7	4,528	266.39	25.5	67.87	98.41	279.15	81.5	227.38	315.49	(70.2)	(68.8)
San Diego	3	3,288	234.30	26.4	61.82	120.05	255.81	81.2	207.62	372.41	(70.2)	(67.8)
New York	3	4,261	190.05	32.4	61.49	87.59	268.50	83.0	222.99	329.67	(72.4)	(73.4)
Atlanta	4	1,682	171.23	34.7	59.48	91.63	193.72	79.7	154.41	241.44	(61.5)	(62.1)
Orange County	2	925	184.67	31.0	57.17	93.39	199.26	80.4	160.27	264.63	(64.3)	(64.7)
Philadelphia	2	810	160.15	35.2	56.35	88.08	216.10	85.4	184.46	301.70	(69.5)	(70.8)
New Orleans	1	1,333	176.44	30.6	54.04	78.28	188.24	79.9	150.35	219.33	(64.1)	(64.3)
Houston	4	1,716	145.80	35.9	52.30	76.89	178.46	72.4	129.22	184.58	(59.5)	(58.3)
Northern Virginia	3	1,252	187.00	26.7	50.00	79.88	208.03	72.1	150.02	245.90	(66.7)	(67.5)
Washington, D.C. (CBD)	5	3,238	223.18	21.5	48.07	68.76	246.65	83.1	204.99	293.15	(76.5)	(76.5)
Orlando	1	2,004	211.61	20.1	42.57	106.45	182.58	69.5	126.97	303.48	(66.5)	(64.9)
Seattle	2	1,315	191.36	20.4	38.98	55.62	231.59	84.3	195.17	256.01	(80.0)	(78.3)
Denver	3	1,340	145.92	26.5	38.63	56.80	175.15	76.3	133.61	195.92	(71.1)	(71.0)
San Antonio	2	1,512	167.34	20.6	34.54	51.30	183.18	73.0	133.69	195.06	(74.2)	(73.7)
Boston	3	2,715	173.40	19.3	33.48	50.97	238.71	82.8	197.72	271.22	(83.1)	(81.2)
Chicago	4	1,816	134.05	25.0	33.45	45.13	207.76	76.2	158.28	224.27	(78.9)	(79.9)
Other	6	2,509	146.76	31.0	45.50	62.09	172.53	79.1	136.41	193.77	(66.6)	(68.0)
Domestic	75	45,175	227.89	28.4	64.66	106.51	246.75	79.8	196.78	311.48	(67.1)	(65.8)

International	5	1,499	121.49	24.3	29.53	44.01	142.14	71.1	101.09	147.50	(70.8)	(70.2)
All Locations - Constant US$	80	46,674	224.95	28.2	63.53	104.51	243.74	79.5	193.71	306.21	(67.2)	(65.9)

All Owned Hotels (pro forma) in Nominal US$
	As of September 30, 2020		Year-to-date ended September 30, 2020				Year-to-date ended September 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$121.49	24.3%	$29.53	$44.01	$154.30	71.1%	$109.74	$159.00	(73.1)%	(72.3)%
Domestic	75	45,175	227.89	28.4	64.66	106.51	246.75	79.8	196.78	311.48	(67.1)	(65.8)
All Locations	80	46,674	224.95	28.2	63.53	104.51	244.09	79.5	193.99	306.58	(67.2)	(65.9)

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. The information below is derived from business mix data for the 80 hotels owned as of September 30, 2020. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended September 30, 2020			Quarter ended June 30, 2020
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	536	127	74	198	134	43
Percentage change in room nights vs. same period in 2019	(75.1)%	(88.8)%	(57.7)%	(90.0)%	(90.0)%	(74.1)%
Room Revenues (in millions)	$98	$17	$11	$37	$18	$6
Percentage change in revenues vs. same period in 2019	(80.9)%	(93.0)%	(69.3)%	(92.8)%	(94.3)%	(83.3)%

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity in order to provide financial flexibility given the inherent volatility of the lodging industry. This strategy has resulted in a lower overall cost of capital for us, allowing us to complete opportunistic investments and acquisitions in past years and positions us to manage potential declines in operations throughout the lodging cycle. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As the magnitude of the financial impact of the COVID-19 pandemic and its duration are uncertain, we believe these actions will provide us with financial flexibility until economic restrictions related to the pandemic are lifted and lodging demand begins to recover.

Under the current challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand, we have taken steps to preserve liquidity by reducing expected capital expenditures, suspending dividends and stock repurchases and have worked with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund negative operations at our hotels and for corporate expenses.

Significant expenditures included in our net cash used in operating activities and cash burn include (in millions):

	Quarter ended September 30, 2020	Quarter ended June 30, 2020
Net loss	$(316)	$(356)
GAAP net cash used in operating activities	(149)	(172)
Cash burn (1)	(267)	(399)

Components of cash burn:
Hotel-level operating loss(1)	(97)	(162)
Interest payments (2)	(27)	(46)
Cash corporate and other expenses	(16)	(21)
Capital expenditures	(84)	(169)
Severance at hotel properties	(43)	(1)

_____________

(1)

Hotel-level operating loss and cash burn are non-GAAP (U.S. Generally Accepted Accounting Principles) financial measures within the meaning of the rules of the SEC. Beginning in the third quarter of 2020, we remove severance costs incurred outside the ordinary course of business from All Owned Hotel Pro Forma EBITDA, a major component of hotel-level operating loss, as we believe this provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. Furlough costs, which are viewed as a replacement to wages, and the $23 million in ERC are included in this metric. Severance and furlough costs are included in determining quarterly cash burn. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe that these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

(2)	Interest payments for the third quarter do not include cash debt extinguishment costs of $26 million, which are considered a financing activity on our statement of cash flows.

Despite the challenges caused by the current COVID-19 pandemic and economic crisis, we believe we have sufficient liquidity to withstand the current decline in operating cash flow and to fund our capital expenditures programs. We may access equity markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs, including to fund acquisitions or other investment opportunities generated by the COVID-19 pandemic. However, as discussed below, we are currently below the interest coverage level necessary to incur additional debt under our senior notes indentures and, as long as we remain below this required level, we may not incur additional debt.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. As part of our COVID-19 response, our regular quarterly common cash dividend is currently suspended and we are restricted from repurchasing stock or OP Units under the terms of our credit facility amendment as discussed below.

Capital Resources. As of September 30, 2020, we had $2,430 million of cash and cash equivalents and $138 million in our FF&E escrow reserve and we have fully utilized the available capacity under the revolver portion of our credit facility. We have no debt maturities until 2023. We depend primarily on external sources of capital to finance growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt, as we did in the third quarter, are key components of our capital structure. Our financial flexibility, including our ability to incur debt, to make distributions and to make investments, is contingent on our ability to maintain compliance with the financial covenants of such indebtedness, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. Following the amendment of our credit facility agreement, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021. However, we are currently below the interest coverage ratio required under our senior notes indentures to incur additional debt, based on third quarter results and, while not an event of default, we will be unable to incur additional debt while we remain below the required covenant level.

Given the total amount of our debt and our maturity schedule, we may continue to redeem or repurchase senior notes from time to time, taking advantage of favorable market conditions. In July 2019, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer, or through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. In addition, while we intend to use any available cash predominantly for acquisitions or other investments in our hotel portfolio, to the extent that we do not identify appropriate investments, we may elect in the future to use available cash for other purposes, including share repurchases, subject to market conditions and the restrictions under the credit facility amendment. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws and the requirements under our credit facility and senior notes, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

While we currently have $371 million available under our share repurchase program, additional repurchases are currently restricted under the credit facility amendment. There were no share repurchases during the third quarter of 2020 and we do not anticipate additional repurchases in 2020 or 2021.

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from hotel sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of shares and distributions to equity holders.

Cash Provided by/Used in Operations. In the first three quarters of 2020, net cash used in operations was $164 million compared to cash provided of $914 million for the first three quarters of 2019. Cash used in operations during the first three quarters of 2020 primarily was due to the decline in operations at our properties due to the COVID-19 pandemic and funding to our properties for continued operations.

Cash Used in Investing Activities. Net cash used in investing activities was $349 million during the first three quarters of 2020 compared to $74 million for the first three quarters of 2019. Cash used in investing activities during the first three quarters of 2020 primarily was due to $384 million of capital expenditures compared to $392 million in the first three quarters of 2019, while 2019 also included the acquisition of one hotel. Cash provided by investing activities in the first three quarters of 2020 included the sale of land adjacent to The Phoenician and $28 million of proceeds from the repayment of a loan receivable associated with the sale of a hotel in 2019, while the first three quarters of 2019 consisted of proceeds from the disposition of 12 hotels.

Cash Provided by/Used in Financing Activities. In the first three quarters of 2020, net cash provided by financing activities was $1,337 million compared to cash used of $380 million in the first three quarters of 2019. Cash provided by financing activities in the first three quarters of 2020 consisted of the issuance of $750 million of 3.5% Series I senior notes and a draw on the credit facility, while 2019 included the issuance of $650 million of senior notes. Cash used in the first three quarters of 2020 included the repayment of a portion of the Series C senior notes with a portion of the proceeds from the issuance of the Series I senior notes, and the redemption of preferred OP units, while 2020 and 2019 both included stock repurchases, dividend payments and distributions.

The following table summarizes significant debt issuances, net of deferred financing costs, that were completed as of November 4, 2020 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
August - September	2020	Issuance of $750 million 3.5% Series I senior notes	$733
March - September	2020	Net draw on the revolver portion of the credit facility	1,495
		Total issuances	$2,228

The following table summarizes significant debt repayments, including prepayment premiums, that were completed as of November 4, 2020 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
August	2020	Repayment of $364 million 4.75% Series C senior notes	$(390)
July	2020	Redemption of preferred OP units of Host LP	(22)
		Total cash repayments	$(412)

The following table summarizes significant equity transactions that have been completed through November 4, 2020 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2020	Dividend payments (1)(2)	$(320)
January - March	2020	Repurchase of 8.9 million shares of Host Inc. common stock	(147)
		Cash payments on equity transactions	$(467)
___________
(1)	In connection with the dividend payments, Host L.P. made distributions of $323 million to its common OP unit holders.
(2)	Includes the fourth quarter 2019 dividend that was paid in January 2020.

Debt

As of September 30, 2020, our total debt was $5.6 billion, with a weighted average interest rate of 3.0% and a weighted average maturity of 5.2 years. Additionally, 56% of our debt has a fixed rate of interest and none of our consolidated hotels are encumbered by mortgage debt.

During the quarter, we drew $746 million on the revolver portion of the credit facility, fully utilizing its available capacity. Based on our current unsecured long-term debt rating, the interest rate applicable to outstanding borrowings is LIBOR plus 150 basis points and LIBOR plus 165 basis points for the revolver and term facilities, respectively. The commitment fee on the revolver is 25 basis points.

On August 20, 2020, we completed an underwritten public offering of $600 million aggregate principal amount of 3.5% Series I senior notes and on September 3, 2020, we completed the issuance of an additional $150 million aggregate principal amount of Series I senior notes. The Series I senior notes are not redeemable prior to 90 days before the September 15, 2030 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. The Series I senior notes have covenants customary for investment grade debt, primarily limitations on our ability to incur debt. There are no restrictions on our ability to pay dividends. These Series I senior notes have covenants similar to our Series D, Series E, Series F, Series G and Series H senior notes, but are different than the covenants applicable to our Series C senior notes issued before the receipt of our investment grade rating.

A portion of the proceeds were used to repay approximately 81% of the outstanding 4.75% Series C senior notes due 2023 for $390 million, including $26 million of prepayment costs. As of September 30, 2020, approximately $86 million of Series C senior notes remain outstanding.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage, and required fixed charge coverage. Total debt used in the calculation of our ratio of consolidated total debt to consolidated EBITDA (our “Leverage Ratio”) is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance.

On June 26, 2020, we entered into an amendment (the “Amendment”) to the existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent. The Amendment suspends requirements to comply with all existing financial maintenance covenants under the credit facility for the period beginning July 1, 2020 until the required financial statement reporting date for the third quarter of 2021 (such period, the “Covenant Relief Period”). The existing financial maintenance covenants are reinstated for the quarter ending September 30, 2021, except that after the reinstatement instead of using the results for the prior four calendar quarters in the calculations, only results for the second quarter of 2021 and thereafter are used during a phase in period and the maximum permitted Leverage Ratio for the initial three quarters after reinstatement is increased from 7.25:1.00 to 8.25:1.00 for the first quarter, 8.00:1.00 for the second quarter and 7.75:1.00 for the third quarter. The Amendment permits us to terminate the Covenant Relief Period at any time, subject to demonstrating satisfaction of the financial maintenance covenants that otherwise would apply for the quarter ending September 30, 2021.

The following table summarizes the results of the financial tests required by the credit facility, for informational purposes only, as the covenants are not currently in effect under the Amendment:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	16.4	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	0.4	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	1.5	x	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

Covenants for Senior Notes Issued After We Attained an Investment Grade Rating

The following table summarizes the results of the financial tests required by the senior notes indentures for our Series D, Series E, Series F, Series G, Series H and Series I senior notes and our actual credit ratios as of September 30, 2020:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	379%		Minimum ratio of 150%
Total indebtedness to total assets	26%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	1.1	x	Minimum ratio of 1.5x

We are in compliance with certain of the financial ratios applicable to our Series D, Series E, Series F, Series G, Series H and Series I senior notes as of September 30, 2020, however we fell below the 1.5x requirement for the EBITDA-to-interest coverage ratio as of the end of the third quarter of 2020 and, as a result, we will not be able to incur additional debt while the ratio remains below this requirement.

Covenants for Senior Notes Issued Before We Attained an Investment Grade Rating

The terms of our senior notes that were issued before we attained our investment grade rating provided that many of the restrictive covenants in the senior notes indenture would not apply should Host L.P. attain an investment grade rating. Accordingly, because our senior notes currently are rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for our Series C senior notes that remain outstanding, our only remaining senior notes issued before we attained an investment grade rating) that previously limited our ability to incur indebtedness or to pay dividends no longer are applicable. The following table summarizes the actual credit ratios for our Series C senior notes as of September 30, 2020 and the covenant requirements contained in the senior notes indenture that would be applicable at such times that our senior notes no longer are rated investment grade by either Moody’s or Standard & Poor’s:

	Actual Ratio*		Covenant Requirement
Unencumbered assets tests	379%		Minimum ratio of 125%
Total indebtedness to total assets	26%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	1.1	x	Minimum ratio of 2.0x
___________
*

Because of differences in the calculation methodology between our Series D, Series E, Series F, Series G, Series H and Series I senior notes and our Series C senior notes, our actual ratios as reported can be slightly different.

Our EBITDA-to-interest coverage ratio fell below the 2.0x requirement as of the end of the third quarter of 2020 and, in the event we lose our investment grade rating, the restrictions for incurring additional debt while the ratio remains below this requirement will be applicable.

For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2020, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit. During the Covenant Relief Period, all redemptions must be made with Host Inc. common stock.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on property sales. As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we have suspended our regular quarterly common cash dividends. All future dividends are subject to Board approval.

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

All Owned Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics and operating results for the periods included in this presentation on a comparable hotel basis (discussed in Comparable Hotel Operating Statistics below). However, due to the COVID-19 pandemic and its effects on operations there is little comparability between periods. For this reason we are temporarily suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of September 30, 2020, but do not include the results of operations for properties sold in 2019 or through the reporting date; and (2) operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

Comparable Hotel Operating Statistics

The following discusses our typical presentation of comparable hotels; however, this method is not being used in the current presentation as prior year presentation of comparable hotel performance is no longer relevant given the impact of COVID-19 on hotel operations. To facilitate a quarter-to-quarter comparison of our hotel operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance.

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

Historically, we have not included an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the 1 Hotel South Beach in February 2019 and therefore it was not included in our comparable hotels for 2019. We, however, made a change to this policy effective January 1, 2020, which is explained below under “2020 Comparable Hotel Definition Change.”

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

2020 Comparable Hotel Definition Change

Effective January 1, 2020, the Company adjusted its definition of comparable hotels to include recent acquisitions on a pro forma basis assuming they have comparable operating environments. Operating results for acquisitions in the current and prior year will be reflected for full calendar years, and will include results for periods prior to our ownership. Management believes this change will provide investors a better understanding of underlying growth trends for our current portfolio. As a result, the 1 Hotel South Beach would have been included in the comparable hotel set for 2020.

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

Due to the loss of business during the COVID-19 pandemic, the managers of our hotels have significantly reduced wages and benefits expense through employee furloughs to preserve operating cash flow and have incurred, and expect to continue to incur, significant severance expenses. We expect that a portion of the reduction in wage and benefit expenses as a result of the terminations will become permanent due to changes in the hotel-level operating model based on negotiations with our managers when a future recovery in the lodging industry is achieved. While severance expense is not uncommon at either the individual hotel or corporate level, due to the scope of the operational changes currently under discussion with our hotel managers across much of our portfolio, as well as the potential for significant restructuring at an individual hotel-specific level, we do not consider the current severance costs to be within the normal course of business. Therefore, effective for the third quarter of 2020, we remove these amounts from hotel property level operating results and we have changed our definition of Adjusted EBITDAre and Adjusted FFO as set forth below to exclude non-ordinary course severance costs, which we believe provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. Furlough costs, which are viewed as a replacement to wages, will continue to be included in these metrics.

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

•

Severance Expense – Effective for the third quarter of 2020, in certain circumstances, we will add back hotel-level severance expenses when we do not believe they are reflective of the ongoing operation of our properties. Situations that would result in a severance add-back include (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant restructuring of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
Net income (loss) (1)	$(316)	$372	$(675)	$851
Interest expense	66	46	143	132
Depreciation and amortization	166	159	498	495
Income taxes	(73)	4	(156)	22
EBITDA (1)	(157)	581	(190)	1,500
Gain on dispositions (2)	(1)	(273)	(1)	(332)
Non-cash impairment expense	—	6	—	6
Equity investment adjustments:
Equity in (earnings) losses of affiliates	5	(4)	26	(13)
Pro rata EBITDAre of equity investments	(1)	6	(15)	22
EBITDAre (1)	(154)	316	(180)	1,183
Adjustments to EBITDAre:
Severance at hotel properties (3)	43	—	44	—
Gain on property insurance settlement	—	(4)	—	(4)
Adjusted EBITDAre (1)	$(111)	$312	$(136)	$1,179
___________
(1)

Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year-to-date ended September 30, 2020 include a gain of $12 million from the sale of land adjacent to The Phoenician hotel and a loss of $14 million related to inventory impairment expense recorded by our Maui timeshare joint venture, reflected through equity in (earnings) losses of affiliates.

(2)	Reflects the sale of 12 hotels in 2019.
(3)

Including severance costs, our Adjusted EBITDAre would have been $(154) million for the third quarter 2020 and $(180) million year-to-date 2020. Including severance costs, our Adjusted FFO would have been $(123) million for the third quarter 2020 and $(146) million year-to-date 2020.

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

•

Severance Expense – Effective for the third quarter of 2020, in certain circumstances, we will add back hotel-level severance expenses when we do not believe they are reflective of the ongoing operation of our properties. Situations that would result in a severance add back include (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant restructuring of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2017, as a result of the reduction of the U.S. federal corporate income tax rate from 35% to 21% by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce our deferred tax assets and to increase the provision for income taxes by approximately $11 million. We do not consider this adjustment to be reflective of our ongoing operating performance and, therefore, excluded this item from Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
Net income (loss) (1)	$(316)	$372	$(675)	$851
Less: Net (income) loss attributable to non-controlling interests	3	(4)	7	(11)
Net income (loss) attributable to Host Inc.	(313)	368	(668)	840
Adjustments:
Gain on dispositions (2)	(1)	(273)	(1)	(332)
Tax on dispositions	—	(3)	—	(3)
Gain on property insurance settlement	—	(4)	—	(4)
Depreciation and amortization	165	159	496	493
Non-cash impairment expense	—	6	—	6
Equity investment adjustments:
Equity in (earnings) losses of affiliates	5	(4)	26	(13)
Pro rata FFO of equity investments	(4)	3	(21)	16
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	—	(1)	1
FFO adjustments for non-controlling interests of Host L.P.	(2)	1	(5)	(2)
NAREIT FFO (1)	(150)	253	(174)	1,002
Adjustments to NAREIT FFO:
Loss on debt extinguishment	27	4	28	4
Severance at hotel properties (3)	43	—	44	—
Adjusted FFO (1)	$(80)	$257	$(102)	$1,006

For calculation on a per share basis (4):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	705.2	725.8	706.1	735.4
Diluted earnings (loss) per common share	$(.44)	$.51	$(.95)	$1.14
NAREIT FFO per diluted share	$(.21)	$.35	$(.25)	$1.36
Adjusted FFO per diluted share	$(.11)	$.35	$(.14)	$1.37
___________
(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a hotel-level pro forma basis as supplemental information for our investors. Our hotel results reflect the operating results of our hotels as discussed in All Owned Hotel Operating Statistics above. We present all owned hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our hotels after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our hotels. All owned hotel results are presented both by location and for our properties in the aggregate. While severance expense is not uncommon at the individual property level in the normal course of business, we eliminate from our hotel level operating results severance costs related to broad-based and significant property-level restructuring that is not considered to be within the normal course of business, as we believe this provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. We also eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values have historically risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

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

While management believes that presentation of all owned hotel results is a measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of our hotels, as these decisions are based on data for individual hotels and are not based on all owned hotel results in the aggregate. For these reasons, we believe all owned hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

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

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2020	2019	2020	2019
Number of hotels	80	80	80	80
Number of rooms	46,674	46,674	46,674	46,674
Change in hotel Total RevPAR -
Constant US$	(83.9)%	—	(65.9)%	—
Nominal US$	(83.9)%	—	(65.9)%	—
Change in hotel RevPAR -
Constant US$	(84.1)%	—	(67.2)%	—
Nominal US$	(84.2)%	—	(67.2)%	—
Operating profit (loss) margin (1)	(160.6)%	10.9%	(50.4)%	15.3%
All Owned Hotel Pro Forma EBITDA margin (1)	(46.0)%	25.6%	(5.3)%	29.5%
Food and beverage profit margin (1)	(132.3)%	23.8%	4.3%	31.7%
All Owned Hotel Pro Forma food and beverage profit margin (1)	(54.8)%	23.7%	10.8%	31.8%

Net income (loss)	$(316)	$372	$(675)	$851
Depreciation and amortization	166	165	498	501
Interest expense	66	46	143	132
Provision (benefit) for income taxes	(73)	4	(156)	22
Gain on sale of property and corporate level income/expense	23	(263)	74	(296)
Severance at hotel properties (2)	43	—	44	—
Pro forma adjustments (3)	—	(14)	—	(54)
All Owned Hotel Pro Forma EBITDA	$(91)	$310	$(72)	$1,156

	Quarter ended September 30, 2020				Quarter ended September 30, 2019
		Adjustments				Adjustments
	GAAP Results	Severance at hotel properties (2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)	GAAP Results	Pro forma adjustments (3)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)
Revenues
Room	$126	$—	$—	$126	$830	$(34)	$—	$796
Food and beverage	31	—	—	31	341	(12)	—	329
Other	41	—	—	41	91	(4)	—	87
Total revenues	198	—	—	198	1,262	(50)	—	1,212
Expenses
Room	69	(13)	—	56	221	(9)	—	212
Food and beverage	72	(24)	—	48	260	(9)	—	251
Other	191	(6)	—	185	457	(18)	—	439
Depreciation and amortization	166	—	(166)	—	165	—	(165)	—
Corporate and other expenses	18	—	(18)	—	26	—	(26)	—
Gain on insurance and business interruption settlements	—	—	—	—	(4)	—	4	—
Total expenses	516	(43)	(184)	289	1,125	(36)	(187)	902
Operating Profit - All Owned Hotel Pro Forma EBITDA	$(318)	$43	$184	$(91)	$137	$(14)	$187	$310

	Year-to-date ended September 30, 2020				Year-to-date ended September 30, 2019
		Adjustments				Adjustments
	GAAP Results	Severance at hotel properties (2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)	GAAP Results	Pro forma adjustments (3)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)
Revenues
Room	$813	$—	$—	$813	$2,618	$(145)	$—	$2,473
Food and beverage	372	—	—	372	1,223	(51)	—	1,172
Other	168	—	—	168	294	(15)	—	279
Total revenues	1,353	—	—	1,353	4,135	(211)	—	3,924
Expenses
Room	299	(13)	—	286	664	(36)	—	628
Food and beverage	356	(24)	—	332	835	(36)	—	799
Other	814	(7)	—	807	1,426	(85)	—	1,341
Depreciation and amortization	498	—	(498)	—	501	—	(501)	—
Corporate and other expenses	68	—	(68)	—	80	—	(80)	—
Gain on insurance and business interruption settlements	—	—	—	—	(4)	—	4	—
Total expenses	2,035	(44)	(566)	1,425	3,502	(157)	(577)	2,768
Operating Profit - All Owned Hotel Pro Forma EBITDA	$(682)	$44	$566	$(72)	$633	$(54)	$577	$1,156
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Hotel margins are calculated using amounts presented in the above tables.

(2)	Including severance costs, our All Hotel Pro Forma EBITDA would have been $(134) million for the third quarter 2020 and $(116) million year-to-date 2020.
(3)

Pro forma adjustments represent the following items: (i) the elimination of results of operations of our sold hotels, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired during the presented periods. For this presentation, we no longer adjust for certain items such as gains on business interruption insurance settlements, the results of our leased office buildings and other non-hotel revenue and expense items, and they are included in the All Owned Hotel Pro Forma results.

COVID-19 Non-GAAP Financial Measures

Hotel-level Operating Loss

We present hotel-level operating loss because management believes this metric is helpful to investors to evaluate the monthly operating performance of our properties during the COVID-19 pandemic. We further adjust All Owned Hotel Pro Forma EBITDA to reflect benefits for furloughed employees in the month that they are provided to the employees at our hotels, replacing the related GAAP expense accrual. While furlough costs may arise in various situations, the furlough costs incurred during the COVID-19 pandemic are unusually large and not reflective of how wages and benefits are generally accrued and paid. Therefore, management adjusts All Owned Hotel Pro Forma EBITDA to include the furlough costs based on the timing that they are provided to the employees of our operators to better reflect monthly costs and evaluate the hotel performance. We accrue for the anticipated furlough costs when our hotel managers have committed to the continuation of these benefits regardless of the timing of the benefits. For example, in March 2020 we accrued $35 million for April and May benefits for furloughed employees at our Marriott- and Hyatt-managed hotels. In June 2020, we accrued $32 million for the July, August and September benefits for our Marriott-managed hotels. As a result, our GAAP operating results reflect the timing of the commitment rather than the actual month of the benefits. While the net impact of the accrual is not significant in the evaluation of our hotel operations on a quarterly basis, we adjust for the timing of the accrual on a monthly basis to include the expense in the month that the furlough benefits are provided in order to evaluate the month-to-month changes in operating results at our properties exclusive of the timing of the accrual. Hotel-level operating loss is not intended to be, and should not be used as, a substitute for GAAP net income (loss). Because of the elimination of corporate-level costs and expenses, gains or losses on disposition and depreciation and amortization expense, the hotel-level monthly operating results we present do not represent our total operating results and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

The following table provides a reconciliation of the differences between our non-GAAP financial measure, hotel-level operating loss, and net loss, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Reconciliation of Net Loss to Hotel-level Operating Loss for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30, 2020	Quarter ended June 30, 2020
Net loss	$(316)	$(356)
Depreciation and amortization	166	168
Interest expense	66	40
Benefit for income taxes	(73)	(46)
Gain on sale of property and corporate level income/expense	23	34
Severance at the hotel properties	43	1
All Owned Hotel Pro Forma EBITDA	(91)	(159)
Benefits for furloughed employees adjustment	(6)	(3)
Hotel-level operating loss	$(97)	$(162)

Cash Burn

We present cash burn because management believes this metric is helpful to investors to evaluate our ability to continue to fund operations during periods where hotels have suspended operations or are operating at very low levels of occupancy due to the COVID-19 pandemic  We define cash burn as net cash from operating activities adjusted for (i) capital expenditures; (ii) changes in short term assets and liabilities; and (iii) contributions to equity investments, as further described below. Cash burn is not intended to be, and should not be used as, a substitute for GAAP cash flow as it does not reflect the issuance or repurchase of equity, the payment of dividends, the issuance or repayment of debt, or other investing activities such as the purchase or sale of hotels. Adjustments include:

•

Capital Expenditures – Capital expenditures are included in the cash burn amount as they represent a significant on-going cash outflow for us.  While we continually evaluate our capital expenditures program to appropriately balance improving and renewing our hotel portfolio with our overall cash needs; we continue to anticipate capital expenditures to be a significant cash outflow.

•

Changes in short term assets and liabilities – We eliminate changes in short-term assets and liabilities, including due from managers, other assets and other liabilities, that primarily represent timing of cash inflows and outflows. As a result, cash burn includes income and expenses in better alignment with how these items are reflected on the statement of operations. These items generally represent receipts and payments that will be settled within the year and do not reflect our cash savings or liquidity needs on an on-going basis.

•

Contributions to equity investments – We include contributions to equity investments that have been necessary due to the depressed operations for these investments during the COVID-19 pandemic. These contributions are included as investing activities on the consolidated statements of cash flows.

The following table provides a reconciliation of our net cash used in operating activities per our statements of cash flows to cash burn:

Reconciliation of GAAP Net Cash Used in Operating Activities to Cash Burn for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30, 2020	Quarter ended June 30, 2020
GAAP net cash used in operating activities	$(149)	$(172)

Capital expenditures	(84)	(169)
Contributions to equity investments	(1)	(1)
Timing adjustments
Change in due from/to managers	(82)	(31)
Change in other assets	37	(17)
Change in other liabilities	12	(9)
Cash burn	$(267)	$(399)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 30, 2020 and December 31, 2019, 56% and 74%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first three quarters of 2020. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2020, two foreign currency forward purchase contracts matured, each with a notional amount of CAD 37 million ($27 million), and we paid $4 million in the aggregate upon settlement. In replacement of the maturing contracts, we entered into two new foreign currency forward purchase contracts, each with a notional amount of CAD 37 million ($28 million) that mature in March 2021. We also have a foreign currency forward purchase contract with a notional amount of CAD 25 million ($18 million) that matures in February 2021. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2020 – July 31, 2020	––	$––	––	$371
August 1, 2020 – August 31, 2020	––	––	––	371
September 1, 2020 – September 30, 2020	––	––	––	371
Total	––	$––	––	$371

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2020 – July 31 2020	379	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
August 1, 2020 – August 31, 2020	10,850	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
September 1, 2020 – September 30, 2020	14,753	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	25,982			––	––

*	Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

Item 6.	Exhibits

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

4.13

Sixth Supplemental Indenture, dated August 20, 2020, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on August 21, 2020.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

Exhibit No.	Description
101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

November 6, 2020	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

November 6, 2020	/S/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.